Form 10QSB
period 1996-06-30
SUPERIOR ENERGY SERVICES INC
filed 1996-08-12
CIK 886835

===============================================================

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB

(Mark One)
 X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996


or

             TRANSITION REPORT UNDER SECTION 13 OR15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From .........to........


                  Commission File No. 0-20310


                  SUPERIOR ENERGY SERVICES, INC.
   (Exact name of small business issuer as specified in its charter)

         Delaware                               75-2379388
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

    1503 Engineers Road
     P.O. Box 6220,
     New Orleans, LA                              70174
(Address of principal executive offices)       (Zip  Code)


                Issuer's telephone number: (504) 393-7774


     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The number of shares of the Registrants' common stock outstanding on July 31, 1996 was 17,597,045

===============================================================

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

Superior Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
June 30, 1996 and December 31, 1995
(in thousands)

                                     6/30/96        12/31/95
                                   (Unaudited)      (Audited)
                                   ___________     ____________
ASSETS
Current assets:
  Cash and cash equivalents         $  2,114         $  5,068
  Accounts receivable - net            4,050            3,759
  Inventories                          1,200              968
  Deferred income taxes                  256              256
  Other                                  195              227
                                  ____________     ____________
          Total current assets         7,815           10,278

Property, plant and equipment - net    6,693            6,904

Goodwill - net                         4,461            4,576

Patent - net                           1,176            1,226
                                  ____________    ____________
          Total assets              $ 20,145         $ 22,984
                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - bank              $    94          $  1,249
  Accounts payable                      734             2,345
  Notes payable - other               1,396             3,422
  Unearned income                       738             1,085
  Accrued expenses                      642               456
  Income taxes payable                1,215               545
  Other                                 200               200
                                  ____________     ____________
          Total current liabilities   5,019             9,302
                                  ____________     ____________
Deferred income taxes                   408               408
Other                                     -               180

Stockholders' equity:
  Preferred stock of $.01 par value.
Authorized,
    5,000,000 shares; none issued         -                 -
  Common stock of $.001 par value.
Authorized,
    40,000,000 shares; issued,
    17,047,045                           17                17
  Additional paid-in capital         16,265            16,230
  Accumulated deficit                (1,564)           (3,153)
                                  ____________     _____________
        Total stockholders' equity   14,718            13,094
                                  ____________     _____________
        Total liabilities and
          stockholders' equity      $20,145           $22,984
                                  =============    ==============

Superior Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 1996 and 1995
(in thousands, except per share data)
(unaudited)

                                    Three Months           Six Months
                                 _____________________  ____________________

                                    1996      1995       1996      1995
                                    ____      _____      ____      _____

REVENUES                          $ 4,690    $ 3,211   $ 9,330    $ 6,147

Costs and expenses:
  Costs of services                 2,142      1,934     4,413      3,713
  Depreciation and amortization       297         47       590         88
  General and administrative        1,007        733     2,189      1,449
                                 __________ __________ _________  _________
     Total costs and expenses       3,446      2,714     7,192      5,250
                                 __________ __________ _________  _________
Income from operations              1,244        497     2,138        897

Other income (expense):
  Interest expense                    (18)       (29)      (48)       (48)
  Other                                15         (3)      180         56
                                 __________ __________ __________ __________
     Income before income taxes     1,241        465     2,270        905

Provision for income taxes            372          -       681          -
                                 __________ __________ __________ __________
Net income                         $  869     $  465   $ 1,589      $  905
                                 ========== ========== ========== ==========



Income before income taxes               Pro forma(1)         Pro forma(1)
   as per above                          $    465                  905
Pro forma income taxes                        172                  335
                                        ______________        _____________
Net income as adjusted for pro
forma income taxes                       $    293                  570
                                        ==============        =============
Net income per common share and
   common share equivalent        $  0.05     $  0.03   $  0.09     $  0.06
                                  ========    ========  ========    ========

Weighted average
  shares outstanding            17,086,611  8,400,000  17,079,763  8,400,000
                                ==========  =========  ==========  =========
(1) Net income as adjusted for pro forma income taxes

Superior Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 1996 and 1995
(in thousands)
(unaudited)

                                                     1996       1995
                                                    _____       _____
Cash flows from operating
activities:
  Net income                                       $ 1,589     $  905
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                    590         88
      Unearned income                                 (347)         -
      Changes in operating assets and liabilities:
           Accounts receivable                        (336)      (626)
           Notes receivable                             -         110
           Inventories                                (232)       (46)
           Other - net                                 (68)        (7)
           Accounts payable                         (1,611)       203
           Due to shareholders                         (26)        49
           Accrued expenses                            186          -
           Income taxes payable                        670          -
                                               _____________  _____________
Net cash provided by operating activities              415        676
                                               _____________  _____________
Cash flows from investing activities:
  Proceeds from sale of property and equipment         357          -
  Payments for purchases of property and equipment    (572)      (342)
                                               ______________ ______________
          Net cash provided by (used in)
             investing activities                     (215)      (342)
                                               ______________ ______________
Cash flows from financing activities:
  Notes payable - bank                              (1,154)       462
  Deferred payment for acquisition of
     Oil Stop, Inc.                                 (2,000)         -
  Shareholder distributions                              -       (691)
                                               _____________  ______________
          Net cash provided by (used in)
            financing activities                    (3,154)      (229)
                                               _____________   _____________
          Net increase (decrease) in cash           (2,954)       105

Cash and cash equivalents at beginning of period     5,068        207
                                               _____________   _____________
Cash and cash equivalents at end of period         $ 2,114      $ 312
                                               =============   =============

                 SUPERIOR ENERGY SERVICES, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements
             Six Months Ended June 30, 1996 and 1995


(1)  Reorganization

On December 13, 1995, the Company consummated a share exchange (the "Reorganization") whereby it (i) acquired all of the outstanding capital stock of Superior Well Service, Inc., Connection Technology, Ltd. and Superior Tubular Services, Inc. (collectively, "Superior") in exchange for 8,400,000 Common Shares and (ii) acquired all of the outstanding capital stock of Oil Stop, Inc. ("Oil Stop") in exchange for 1,800,000 Common Shares and $2.0 million cash.

As used in the consolidated financial statements, the term "Small's" refers to the Company as of dates and periods prior to the Reorganization and the term "Company" refers to the combined operations of Small's, Oil Stop and Superior after the consummation of the Reorganization.

As a result of the controlling interest the Superior shareholders have in the Company following the Reorganization, among other factors, the Reorganization has been accounted for as a reverse acquisition (i.e., a purchase of Small's by Superior) under the "purchase" method of accounting. As such, the Company's consolidated financial statements and other financial information reflect the historical operations of Superior for periods and dates prior to the Reorganization. The net assets of Small's and Oil Stop, at the time of the Reorganization, were reflected at their estimated fair value pursuant to purchase accounting at the date of the Reorganization. The net assets of Superior have been reflected at their historical book values.

(2)  Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, management believes that this information is fairly presented. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and the accompanying notes and Management's Discussion and Analysis or Plan of Operation.

                                             (Continued)

                 SUPERIOR ENERGY SERVICES, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements


The financial information for the six months ended June 30, 1996 and 1995, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(3)  Pro Forma Income Taxes and Earnings per Share

Prior to the Reorganization, the Superior Companies, with the exception of Superior Tubular Services, Inc., which was a sub-chapter C corporation, were sub-chapter S corporations for income tax reporting purposes. Therefore, through June 30, 1995, no provision for federal and state income taxes had been made. Pro forma income tax expense and net income as adjusted for income taxes is presented for the three and six months ended June 30, 1995 on the Statement of Operations in order to reflect the impact on income taxes as if Superior had been a taxable entity during those periods. In computing weighted average share outstanding, 8,400,000 shares issued in exchange for Superior's capital stock is assumed to be outstanding as of January 1, 1995. All other common shares issued or sold are included in the weighted average shares outstanding calculation from the date of issuance or sale.

(4)  Joint Venture

On January 15, 1996, the Company entered into a joint venture with G&L Tool Company ("G&L"), an unrelated party, which extends through January 31, 2001. The Company has contributed assets of Superior Fishing with a book value of approximately $4.5 million to the joint venture which is engaged in the business of renting specialized oil well equipment and fishing tools to the oil and gas industry in connection with the drilling, development and production of oil, gas and related hydrocarbons.

Superior Fishing receives as its share of distributions from operations $110,000 a month commencing February 1996 through January 1998 and $80,000 a month for the period February 1998 through January 2001. The Company's share of distributions is personally guaranteed by a principal of G&L. In connection with the joint venture, Superior Fishing also sold G&L land for $300,000.

                                                      (Continued)

                 SUPERIOR ENERGY SERVICES, INC.
                        AND SUBSIDIARIES

      Notes to Condensed Consolidated Financial Statements

The responsibility and authority for establishing policies relating to the strategic direction of the joint venture operations and ensuring that such policies are implemented have been vested in a policy committee consisting of three members, one of which is a Company employee. G&L will be responsible for the maintenance and repair, insurance and licenses and permits for all joint venture assets.

At the end of the joint venture term, G&L will have at its election, the option to purchase all of the Superior Fishing assets contributed to the joint venture for $2 million.

(5)  Stockholder's Equity

At a special meeting of stockholders on February 23, 1996, the shareholders approved increasing the authorized number of shares of common stock to 40,000,000.

(6)  Subsequent Event

Subsequent to June 30, 1996, the Company purchased Baytron, Inc. for $1,100,000 cash and 550,000 Common Shares. Baytron, Inc. designs, manufactures, sells and rents oil and gas drilling instrumentation and computerized rig data acquisitions systems used to monitor, display and record drill site functions. For the nine months ended June 30, 1996, Baytron recorded revenues of $2.0 million.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Reorganization

For purposes of this presentation, the term "Small's" refers to the Company as of dates and periods prior to the Reorganization and the term "Company" refers to the combined operations of Small's, Oil Stop and Superior after the consummation of the Reorganization.

On December 13, 1995, the Company consummated a share exchange (the "Reorganization") whereby it (i) acquired all of the outstanding capital stock of Superior Well Service, Inc., Connection Technology, Ltd. and Superior Tubular Services, Inc. (collectively "Superior") in exchange for 8,400,000 Common Shares and (ii) acquired all of the outstanding capital stock of Oil Stop, Inc. ("Oil Stop") in exchange for 1,800,000 Common Shares and $2.0 million cash.

Due to the controlling interest the Superior shareholders have in the Company as a result of the Reorganization, the Reorganization has been accounted for as a reverse acquisition (i.e., a purchase of Small's by Superior) under the "purchase" method of accounting. As such, the Company's financial statements and other financial information now reflect the historical operations of Superior for periods and dates prior to the Reorganization. The net assets of Small's and Oil Stop have been reflected at their estimated fair value pursuant to purchase accounting at the date of the Reorganization. The net assets of Superior have been reflected at the historical book values.

Comparison  of  the Results of Operations for the Quarters  Ended
June 30, 1996 and 1995

Revenues increased 46% in the second quarter ended June 30,  1996
as  compared  to  the  quarter ended  June  30,  1995.   Of  this
increase, 27% is a result of increased levels of activity and 73% is the result of the acquisitions mentioned above.

Cost of services for the quarter ended June 30, 1996 increased 11% from the quarter ended June 30, 1995. This increase was primarily as a result of the acquisitions. Depreciation increased $250,000 in the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. This increase was primarily as a result of the acquisitions. General and administrative expenses increased 37% in the second quarter of 1996 as compared to the second quarter of 1995. The majority of this increase is a result of legal and professional expenses related to the acquisitions.

Comparison of the Results of Operations for the Six Months  ended
June 30, 1996 and 1995.

Revenues increased 52% for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, 30% is a result of increased levels of activity and 70% is the result of the acquisitions mentioned above.
Cost of services for the six months ended June 30, 1996 increased 19% over the six months ended June 30, 1995. Of this increase, 26% is as a result of increased levels of activity and 74% is the result of the acquisitions. Depreciation increased $502,000 in the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This increase is primarily the result of the acquisitions. General and administrative expenses increased 51% for the six months ended June 30, 1996 over the same period in 1995. Of this increase, 64% is the result of the acquisitions and 36% is the result of increased levels of activity.

For the year ended August 31, 1995, Small's incurred a loss of $1,586,000 followed by a loss of $378,000 for the quarter ended November 30, 1995. The Company, in an effort to eliminate these continued losses, entered into a joint venture for its West Texas rental tool and fishing operations on January 15, 1996. As a result of the joint venture, the Company will have no liability for any operating losses that may be incurred in the joint venture. The Company's share of distributions will be $110,000 a month for the first 24 months and $80,000 a month for the remaining 36 months of the term of the joint venture.

Capital Resources and Liquidity

Net  cash provided by operating activities was $415,000  for  the six months ended June 30, 1996. This is a decrease of $261,000 as compared to the six months ended June 30, 1995. This is primarily the result of a $1.6 million reduction in the Company's accounts payable. Of the $1.6 million, $1.2 million is a result of a permanent reduction of Small's remaining obligations.

The Company's working capital position improved to $2,796,000 at June 30, 1996 as compared to $976,000 at December 31, 1995. This was primarily the result of a $2,000,000 final payment made in connection with the acquisition of all the capital stock of Oil Stop as well as a reduction of debt of approximately $1.2 million. The Company's current ratio also improved from 1.10 at December 31, 1995 to 1.56 at June 30, 1996.

The Company, in connection with the joint venture for its West Texas fishing and rental tool operation, sold land for $300,000. During the first six months of 1996 it also sold various equipment for approximately $57,000. Both these sales resulted in no gain or loss. In the first six months of 1996, the Company purchased approximately $572,000 of machinery and equipment. These purchases were funded primarily from cash generated from operations.

On July 31, 1996, the company consummated its purchase of Baytron, Inc. for $1,100,000 of cash and 550,000 Common Shares.
The cash portion of the purchase was made with available funds.

The Company maintains a revolving credit facility which was increased in June 1996 from $1.4 million to $4.0 million. As of June 30, 1996, there were no amounts outstanding under this facility. The Company believes that its available funds, together with cash generated from operations and available borrowing capacity should be sufficient to support the Company's strategic and capital spending initiatives.
Inflation has not had a significant effect on the Company's financial condition or operations in recent years.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)  The following exhibits are filed with this Form 10-QSB

     10.1 Commercial Business Loan Agreement dated June  6,  1996 by  and among Whitney National Bank and Superior Energy
          Services, Inc.

b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Superior Energy Services, Inc.


   Date:    August 12, 1996        By: /s/ Terence E. Hall
                                       _____________________
                                           Terence E. Hall
                                       Chairman of the Board,
                                       Chief Executive Officer
                                          and President
                                    (Principal Executive Officer)


   Date:    August 12, 1996         By: /s/ Robert S. Taylor
                                        ______________________
                                            Robert S. Taylor
                                         Chief Financial Officer
                                (Principal Financial and Accounting Officer)