Form 10QSB
period 1996-09-30
SUPERIOR ENERGY SERVICES INC
filed 1996-11-14
CIK 886835

===============================================================

              U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-QSB

(Mark One)

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1996

                                   or

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period From .........to........

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




     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [  ]

     The number of shares of the Registrants' common stock outstanding on October 31, 1996 was 18,597,045.

===============================================================

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

            Superior Energy Services, Inc. and Subsidiaries
                 Condensed Consolidated Balance Sheets
                September 30, 1996 and December 31, 1995
                             (in thousands)

                                          9/30/96     12/31/95
                                        (Unaudited)   (Audited)
                                        ___________  ____________
ASSETS
Current assets:
  Cash and cash equivalents               $ 1,574      $  5,068
  Accounts receivable - net                 6,519         3,759
  Inventories                                 955           968
  Deferred income taxes                       256           256
  Other                                       356           227
                                        ___________  ___________
          Total current assets
                                            9,660        10,278
Property, plant and equipment - net
                                            9,347         6,904
Goodwill - net
                                            8,283         4,576
Patent - net
                                            1,151         1,226
                                        ___________  ____________
          Total assets                   $ 28,441      $ 22,984
                                        ===========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - bank                   $  1,421         1,249
  Accounts payable                          2,008         2,345
  Notes payable - other                     1,446         3,422
  Unearned income                             565         1,085
  Accrued expenses                            747           456
  Income taxes payable                      1,656           545
  Other                                       200           380
                                        ____________   ___________
          Total current liabilities
                                            8,043         9,482
                                         ___________   ____________
Notes payable - other
                                              250            -
Deferred income taxes
                                            1,114           408
Stockholders' equity:
  Preferred stock of $.01 par value.
Authorized,
    5,000,000 shares; none issued               -             -
  Common stock of $.001 par value.
Authorized,
    40,000,000 shares; issued, 18,597,045      18            17
  Additional paid-in capital               19,551        16,230
  Accumulated deficit                        (535)       (3,153)
                                         _____________ ____________
          Total stockholders' equity      $19,034       $13,094
                                         _____________  ___________
          Total liabilities and
             stockholders' equity          28,441        22,984
                                         =============  ===========

            Superior Energy Services, Inc. and Subsidiaries
            Condensed Consolidated Statements of Operations
        Three and Nine Months Ended September 30, 1996 and 1995
                 (in thousands, except per share data)
                              (unaudited)

                                        Three Months              Nine Months               _
                                   _______________________   ______________________
                                      1996         1995         1996       1995
                                   ___________  __________   __________  __________
REVENUES                            $   5,910    $  2,593     $ 15,240     $ 8,740
                                   ____________ ___________  ___________  __________
Costs and expenses:
  Costs of services
                                        2,716       1,622        7,129       5,335
  Depreciation and amortization           346          56          936         144
  General and administrative            1,359         627        3,548       2,076
                                   ____________ ____________ ____________  __________
          Total costs and expenses      4,421       2,305       11,613       7,555
                                   ____________ ____________ ____________  __________
Income from operations                  1,489         288        3,627       1,185
Other income (expense):
  Interest expense                        (11)        (17)         (59)        (65)
  Other                                    (7)         11          173          67
                                   ____________ ____________ ____________  __________
     Income before income taxes         1,471         282        3,741       1,187

Provision for income taxes                441          -         1,122          -
                                   ____________ ____________ ____________  __________
Net income                           $  1,030     $   282      $ 2,619     $ 1,187
                                   ============ ============ ============  ==========

                                                 Pro forma(1)               Pro forma(1)
Income before income taxes                        ____________              ____________
    as per above                                  $   282                  $  1,187
Pro forma income taxes                                104                       439
                                                  ____________              ____________

Net income as adjusted for pro forma
   income taxes                                    $  178                   $   748
                                                   ===========              ============
Net income per common
  share and common share
  equivalent                          $   0.06     $ 0.02       $  0.15      $ 0.09
                                    ============ ============ ============ ============

Weighted average shares outstanding 17,613,766   8,400,000    17,259,064   8,400,000
                                    ============ ============ ============ ============
(1) Net income as adjusted for pro forma income taxes


            Superior Energy Services, Inc. and Subsidiaries
            Condensed Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 1996 and 1995
                             (in thousands)
                              (unaudited)


                                            1996           1995
                                          ________       _________
Cash flows from operating activities:
  Net income                              $ 2,619         $ 1,187
  Adjustments to reconcile net income
    to net cash provided by operating
     activities:
      Depreciation and amortization           936            144
      Unearned income                        (519)            -
      Changes in operating assets and
       liabilities:
           Accounts receivable             (1,044)           (94)
           Notes receivable                     -            229
           Inventories                         14            (55)
           Other - net                        (70)           (25)
           Accounts payable                (1,186)           (50)
           Due to shareholders                (26)            87
           Accrued expenses                   135             -
           Income taxes payable             1,111             -
                                        ____________   ______________
Net cash provided by operating activities   1,970          1,423
Cash flows from investing activities:
  Proceeds from sale of property and
   equipment                                  357             -
  Payments for purchases of property and
   equipment                               (1,164)          (509)
                                         ____________  ______________
  Acquisition of businesses, net of cash
   acquired                                (2,349)            -
                                         ____________   _____________
          Net cash used in investing
              activities                   (3,156)          (509)
                                         ____________   ______________

Cash flows from financing activities:
  Notes payable - bank                       (308)           190
  Deferred payment for acquisition of Oil
    Stop, Inc.                             (2,000)             -
  Shareholder distributions                    -            (965)
                                          ____________   ____________
          Net cash provided by (used in)
             financing activities          (2,308)          (775)
                                          ____________   _____________
          Net increase (decrease) in cash  (3,494)           139
Cash and cash equivalents at beginning of
     period                                 5,068            207
                                          _____________  _____________
Cash and cash equivalents at end of
period                                    $ 1,574         $  346

               SUPERIOR ENERGY SERVICES, INC.
                      AND SUBSIDIARIES

    Notes to Condensed Consolidated Financial Statements
       Nine Months Ended September 30, 1996 and 1995


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

                                             (Continued)

               SUPERIOR ENERGY SERVICES, INC.
                      AND SUBSIDIARIES

    Notes to Condensed Consolidated Financial Statements

(2) Basis of Presentation (continued)

The financial information for the nine months ended September 30, 1996 and 1995, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(3)  Pro Forma Income Taxes and Earnings per Share

Prior to the Reorganization, the Superior Companies, with the exception of Superior Tubular Services, Inc., which was a sub-chapter C corporation, were sub-chapter S corporations for income tax reporting purposes. Therefore, through September 30, 1995, no provision for federal and state income taxes had been made. Pro forma income tax expense and net income as adjusted for income taxes is presented for the three and nine months ended September 30, 1995 on the Statement of Operations in order to reflect the impact on income taxes as if Superior had been a taxable entity during those periods. In computing weighted average share outstanding, 8,400,000 shares issued in the Reorganization in exchange for Superior's capital stock is assumed to be outstanding as of January 1, 1995. All other common shares issued or sold are included in the weighted average shares outstanding calculation from the date of issuance or sale.

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

Superior Fishing receives as its share of distributions from operations $110,000 a month commencing February 1996 through January 1998 and $80,000 a month for the period February 1998 through January 2001. The distributions are in revenues on the Condensed Consolidated Statements of Operations. The Company's share of distributions is personally guaranteed by a principal of G&L. In connection with the joint venture, Superior Fishing also sold G&L land for $300,000.

               SUPERIOR ENERGY SERVICES, INC.
                      AND SUBSIDIARIES

    Notes to Condensed Consolidated Financial Statements

(4) Joint Venture (continued)

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

(6)  Business Combinations

On July 30, 1996, the Company effected a merger in which it acquired all of the capital stock of Baytron, Inc. for $1,100,000 cash and 550,000 Common Shares. Baytron, Inc. designs, manufactures, sells and rents oil and gas drilling instrumentation and computerized rig data acquisition systems used to monitor, display and record drill site functions.

On September 15, 1996, the Company effected a merger in which it acquired all of the capital stock of Dimensional Oil Field Services, Inc. ("Dimensional") for $1,500,000 cash, promissory notes in the aggregate amount of $1,000,000 and 1,000,000 Common Shares. Promissory notes having an aggregate principal amount of $750,000 are subject to a custodial agreement under which the notes will be released to the former Dimensional shareholders upon Dimensional's meeting specified earnings levels through December 31, 1998. Dimensional provides offshore well plug and abandonment services primarily in the Gulf of Mexico.

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

Comparison  of  the  Results  of Operations for the Quarters
Ended September 30, 1996
and 1995

Revenues increased 128% in the third quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. Of this increase, 49% is the result of increased levels of activity and favorable weather conditions. The remaining increase is a result of the acquisitions the Company has made over the last year.

Cost of services for the quarter ended September 30, 1996 increased 67% from the quarter ended September 30, 1995. Of the increase, 30% is the result of the increased levels of activity while the remainder is the effect of the Company's acquisitions. Depreciation increased by $296,000 in the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 primarily as a result of the Company's acquisitions. General and administrative expenses increased 117% in the third quarter of 1996 as compared to the third quarter of 1995. Of this increase, 29% is the result of supporting the increased levels of revenue, while 71% of the increase is the result of the Company's acquisitions.

Comparison of the Results of Operations for the Nine Months ended September 30, 1996 and 1995.

Revenues increased 74% for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, 40% is the result of increased levels of activity as well as favorable weather conditions in the Gulf of Mexico. The remaining increase is a result of the acquisitions the Company has made over the last year.

Cost of services for the nine months ended September 30, 1996 increased 34% over the nine months ended September 30, 1995. Of this income, 45% is the result of increased levels of activity and 55% is the result of the Company's acquisitions. Depreciation increased $792,000 in the nine months ended September 30, 1996 primarily as a result of the acquisitions. General and administrative expenses increased 71% for the nine months ended September 30, 1995. Of this increase, 22% is the result of the increased levels of activity and the remainder is the result of the Company's acquisitions.

For the year ended August 31, 1995, Small's incurred a loss of $1,586,000 followed by a loss of $378,000 for the quarter ended November 30, 1995. The Company, in an effort to eliminate these continued losses, entered into a joint venture for its West Texas rental tool and fishing operations on January 15, 1996. As a result of the joint venture, the Company will have no liability for any operating losses that may be incurred in the joint venture. The Company's share of distributions is $110,000 a month for the first 24 months and $80,000 a month for the remaining 36 months of the term of the joint venture.

Capital Resources and Liquidity

Net cash provided by operating activities was $1,970,000 for the nine months ended September 30, 1996. This is an increase of $547,000 as compared to the nine months ended September 30, 1995. The Company's accounts payable has been reduced by $1,186,000 since December 31, 1995, primarily as a result of a permanent reduction of Small's remaining obligations.

The Company's working capital position improved to $1,618,000 at September 30, 1996 as compared to $976,000 at December 31, 1995. This is primarily as a result of the increase in accounts receivable caused by the increase in revenue. The Company's current ratio also improved from
1.10 at December 31, 1995 to 1.20 at September 30, 1996.

The Company, in connection with the joint venture for its West Texas fishing and rental tool operation, sold land for $300,000 in January 1996. During the first nine months of 1996 it also sold various equipment for approximately $57,000. Both these sales resulted in no gain or loss. In the first nine months of 1996, the Company purchased approximately $1,164,000 of machinery and equipment. These purchases were funded primarily from cash generated from operations.

On July 30, 1996, the Company, pursuant to a merger acquired all  the capital stock of Baytron, Inc.  for  $1,100,000  in
cash and  550,000  Common  Shares.   The cash portion of the
purchase was made with available funds.

On September 15, 1996, the Company, pursuant to a merger, acquired all the capital stock of Dimensional Oil Field Services, Inc. for $1,500,000 cash, $1,000,000 in notes payable and 1,000,000 Common Shares. The Company borrowed $900,000 of the cash used to fund this transaction. Promissory notes having an aggregate principal amount of $750,000 are subject to a custodial agreement under which the common stock and the notes will be released to the former Dimensional shareholders upon Dimensional's meeting specified earnings levels through December 31, 1998.

The Company maintains a revolving credit facility which was increased in June 1996 from $1.4 million to $4.0 million. As of September 30, 1996, there was approximately $900,000 outstanding under this facility. During the third quarter, the Board of Directors authorized the repurchase of Company's common stock. No common stock has been repurchased and this program has been discontinued. The Company believes that its available funds, together with cash generated from operations and available borrowing capacity should be sufficient to support the Company's strategic and capital spending initiatives.

Inflation has not had a significant effect on the Company's financial condition or operations in recent years.

PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security
Holders

The Company held its Annual Meeting of stockholders on September 25, 1996, at which meeting the stockholders considered and approved the re-election of the Board of Directors consisting of Terence E. Hall, Ernest J. Yancey, Jr., James E. Ravannack, Richard Lazes, Justin L. Sullivan, Kenneth C. Boothe and Bradford Small. Out of the 16,838,296 shares present at the meeting, 16,771,246 were voted for and 67,050 against each of the nominees.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

     10.1 Agreement and Plan of Merger dated July 30, 1996 by and among the Company, Baytron Acquisition, Inc., Baytron, Inc., James Edwards and Judy Edwards, incorporated by reference to the Company's Registration on Form SB-2 filed on November 12, 1996 (Registration Statement No. 333-15987).

    10.2 Agreement and Plan of Merger dated September 15, 1996 by and among the Company, Dimensional Oil Field Services, Inc. and Emmett E. Crockett, Evelyn Crockett, Geroge K. Crockett and Robert L. Crockett, incorporated by reference to the Company's Form 8-K dated September 16, 1996.

    27.  Financial Data Schedule

b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K under items 2 and 7 dated September 30, 1996 reporting the acquisition, pursuant to a merger, of Dimensional Oil Field Services, Inc.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Superior Energy Services, Inc.


   Date:     November 13, 1996            By: /s/ Terence E. Hall
                                             _________________________
                                                  Terence E. Hall
                                              Chairman of the Board,
                                             Chief Executive Officer
                                                and President
                                            (Principal Executive Officer)


   Date:     November 13, 1996             By: /s/ Robert S. Taylor
                                               ________________________
                                                   Robert S. Taylor
                                                Chief Financial Officer
                                             (Principal Financial and
                                                 Accounting Officer)