Form 10KSB40
period 1996-12-31
SUPERIOR ENERGY SERVICES INC
filed 1997-03-31
CIK 886835

================================================================
          U.S. SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549
                 Form 10-KSB
(Mark One)
/x/        ANNUAL REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1996
                                   or
/ /        TRANSITION REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From.........to........

                  Commission File No. 0-20310

                   SUPERIOR ENERGY SERVICES, INC.
          (Name of small business issuer in its charter)

                Delaware                         75-2379388
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

                        1503 Engineers Road
                       Belle Chasse, LA  70037
          (Address of principal  executive offices) (Zip Code)

                Issuer's telephone number: (504) 393-7774

      Securities registered pursuant to Section 12(b) of the Act:

                               NONE

      Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock
                            Class A Warrants
                            Class B Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X      No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

Revenues for the year ended December 31, 1996 were  $ 23,638,000

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 14, 1997 based on the closing price on Nasdaq National Market on that date was $30,608,000

The number of shares of the Registrant's common stock outstanding on March 14, 1997 was 19,017,045

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    Yes___  No   X

=========================================================================


                  SUPERIOR ENERGY SERVICES, INC.
                 Annual Report on Form 10-KSB for
            the Fiscal Year Ended December 31, 1996

                    TABLE OF CONTENTS

                                                                       Page


PART I
   Items 1 and 2. Description of Business                                1
   Item 3.Legal Proceedings                                              6
   Item 4.Submission of Matters to a Vote of Security Holders            6

PART II

   Item 5.Market for Common Equity and Related Stockholder Matters       7
   Item 6.Management's Discussion and Analysis or Plan of Operation      8
   Item 7.Financial Statements                                          12
   Item 8.Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                      29

PART III

   Item 9.Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act 29
   Item 10.Executive Compensation                                       30
   Item 11.Security Ownership of Certain Beneficial Owners and
           Management                                                   30
   Item 12.Certain Relationships and Related Transactions               30
   Item 13.Exhibits and Reports on Form 8-K                             30

PART I
Items 1 and 2. Description of Business

General

Superior   Energy    Services,   Inc.   through   its
subsidiaries (the "Company"),  provides an integrated
range of specialized oil field services and equipment
to  companies  engaged  in exploring,  producing  and
developing  oil and gas properties  offshore  in  the
Gulf of Mexico.  These services and equipment include
oil and gas well  plug  and abandonment, wireline and
workover services, the sale and rental of specialized
oil   well   equipment   and   fishing   tools,   the
development, manufacture, sale and  rental of oil and
gas  drilling  instrumentation  and computerized  rig
data   acquisition  systems,  and  the   development,
manufacture and sale of oil spill containment booms and ancillary equipment.

Business

Plug and Abandonment;  Wireline.  The  Company is the
leading provider of plug and abandonment  services in
the Gulf of Mexico.  Plug and abandonment is required
by  governmental  authorities  that regulate offshore
leases.   Oil  and  gas  wells  that  are  no  longer
producing commercially are required to be plugged and
abandoned.  In order to plug the  well,  concrete  is
pumped  into  the  well  to  form  plugs that prevent
debris, gas, oil or other material from  escaping and
contaminating   the  surrounding  environment.    Any
production tubing is also required to be removed and the well casing is required to be severed below the mud line. This helps insure that no remaining oil or gas seeps from the well. The Company also provides wireline services. The Company provides services and specialized equipment for plugging and abandonment jobs, as well as for non-plugging and abandonment jobs such as logging and pipe recovery. Wireline service personnel are cross-trained to work plugging and abandonment jobs and perform wireline services in connection with remedial activities.

Rental   Tools.    The   Company   rents  specialized
equipment onshore and offshore in oil and gas well drilling and other specialized rental equipment and fishing tools used in well workover, completion and production activities. In connection with the rental of certain specialized equipment, such as fishing tools, the Company generally provides to the customer an operator who supervises the operations of the rental equipment on the well site. The Company's rental items include, in addition to those outlined above, bits, gauges, hoses, pumps, spools and tubing which are supplied as equipment only.

Data   Acquisition   and   Monitoring.   The  Company
designs, manufactures and sells  specialized drilling
rig instrumentation and data acquisition  systems and
computerized  electronic torque and pressure  control
equipment.  The  Company's  data  acquisition systems
are  offered  in  connection  with  the   use   of  a
dispatcher  to  gather  and  record data and maintain
equipment on drilling rigs.  The Company's torque and
pressure control equipment is used in connection with
drilling  and workover operations,  as  well  as  the
manufacture  of  oil field tubular goods.  The torque
control equipment  monitors  the relationship between
size,  weight,  grade,  rate  of makeup,  torque  and
penetration of tubular goods to  ensure  a  leak-free
connection    within    the    pipe    manufacturer's
specification.    The  electronic  pressure   control
equipment  monitors   and   documents   internal  and
external    pressure   testing   of   tubular   goods
connections.     The    Company's   patented   thread
protectors are used during drilling and workover operations to protect the pin end of tubular goods while being transported from the pipe rack to the drill floor.

Oil   Spill    Containment    Boom.     The   Company
manufactures, through third-party manufacturers,  and
sells  oil  spill  containment  inflatable  boom  and
ancillary   storage/deployment/retrieval   equipment.
The  Company's  inflatable  boom  utilizes continuous
single-point  inflation  technology with  air  feeder
sleeves in combination with  mechanical  check valves
to permit continuous inflation of the boom  material.
The  Company  sells,  rents  and  licenses  oil spill
containment  technology  to domestic and foreign  oil
companies,   oil   spill   response   companies   and
cooperatives, the United States Coast Guard and to foreign governments and their agencies.

Potential Liability and Insurance

The  Company's  operations  involve  a high degree of
operational  risk, particularly of personal  injuries
and  damage  to  equipment.   The  Company  maintains
insurance against  risks  that  are  consistent  with
industry  standards  and  required  by its customers.
Although   management  believes  that  the  Company's
insurance  protection  is  adequate,  and   that  the
Company has not experienced a loss in excess of policy limits, there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise. See "Cautionary Statement," below.

Laws, Regulations and Environmental Matters

The Company's operations are affected by governmental
regulations in the form of federal and state laws and
regulations,    as    well    as   private   industry
organizations.  In addition, the  Company  depends on
the  demand  for  its  services from the oil and  gas
industry  and, therefore,  is  affected  by  changing
taxes and other  laws and regulations relating to the
oil  and  gas industry  generally.   See  "Cautionary
Statement," below.

The  exploration  and  development  of  oil  and  gas
properties  located on the outer continental shelf of
the  United States  is  regulated  primarily  by  the
Minerals  Management  Service  of  the  United States
Department of the Interior (the "MMS").   The MMS has
promulgated   federal   regulations   governing   the
plugging and abandoning of wells located offshore and
the removal of all production facilities.
The  Company  believes  that  its  operations  are in
material   compliance   with   these  and  all  other
regulations affecting the conduct of its business on the outer continental shelf of the United States.

The   Company's  operations  are  also  affected   by
numerous   federal,  state  and  local  environmental
protection  laws   and  regulations.   The  technical
requirements  of  these   laws  and  regulations  are
becoming   increasingly   expensive,    complex   and
stringent.    These   laws  may  provide  for  strict
liability for damages to natural resources or threats
to   public   health  and  safety.    Sanctions   for
noncompliance  may  include  revocation  of  permits,
corrective action  orders,  administrative  or  civil
penalties    and   criminal   prosecution.    Certain
environmental  laws  provide  for  joint  and several
strict  liability  for  remediation  of  spills   and
releases   of  hazardous  substances.   In  addition,
companies may  be subject to claims alleging personal
injury or property  damage  as  a  result  of alleged
exposure   to   hazardous  substances.   The  Company
believes  that  compliance   with   these   laws  and
regulations will not have a material adverse effect on the Company's business or financial condition.
See "Cautionary Statement," below.

Competition and Customers

The  Company  operates  in highly competitive markets
and, as a result, its revenue  and  earnings  can  be
affected by competitive action such as price changes,
new  product  developments,  or improved availability
and  delivery.   Competition  in  both  services  and
products is based on a combination  of price, service
(including  the  ability  to  deliver  services   and
products  on  a  "as  needed,  where  needed" basis),
product  quality  and  technical  proficiency.    The
Company's competition includes small, single location
companies,  large  companies  with multiple operating
locations and extensive inventories  and subsidiaries
of   large   public   companies   having  significant
financial   resources.    The  Company  believes   it
competes  based  upon  its  technical   capabilities,
experience  and personnel.  An increasing  number  of
the  Company's   customers   have   been  seeking  to
establish  plug and abandonment programs  based  upon
partnering relationships  or alliances with a limited
number  of  oil  field  services   companies.    Such
relationships  or alliances can result in longer term
work   and   higher    efficiencies   that   increase
profitability  at  a  lower   overall  cost  for  oil
companies.   The  Company  is currently  a  preferred
contractor for a number of major  oil companies which
management  believes  is  a result of  the  Company's
quality  service  and  experience.   Customers  which
accounted for 10% or more of the company's revenue for the years ended December 31, 1996 and 1995 were as follows:

                                       1996     1995
                                       ----     ----

      Chevron USA                      34.5%    23.7%
      Conoco, Inc.                      8.9%    16.4%

Employees

As of March 14, 1997, the Company  had  approximately
222  employees.   None of the Company's employees  is
represented by a union or covered by a collective bargaining agreement. The Company believes that its relations with its employees is good.

Description of Property

The  Company  leases its office, service and assembly
facilities  under   various  operating  leases.   The
Company  believes that  all  of  its  leases  are  at
competitive  or  market rates and does not anticipate
any difficulty in  leasing  suitable additional space
upon  expiration  of its current  lease  terms.   Set
forth below is the  location of each leased facility,
the date of expiration  of  the lease, square footage
and a description:
                                          Square
Location                    Expiration    Footage     Description
--------                    ----------    -------     ------------

Belle Chasse, LA            06-30-98      19,000  Office and service facility
Belle Chasse, LA            12-31-00      10,250  Office and service facility
Harvey, LA                  12-31-98      11,000  Office and service facility
Harvey, LA                  06-30-99       6,600  Rental and service facility
Houma, LA                   10-31-97       5,000  Rental and service facility
Houma, LA                   03-31-97      20,000  Rental, manufacturing and
                                                   service facility
Venice, LA                  06-30-99       8,000  Rental and service facility
Gretna, LA                  07-31-99       4,000  Office and service facility
Lafayette, LA               06-30-98       9,000  Rental and service facility

CAUTIONARY STATEMENT

This  report  includes  "forward-looking  statements"
within the meaning of Section  27A  of the Securities
Act  of  1933  and  Section  21E  of  the  Securities
Exchange  Act  of  1934.   All statements other  than
statements  of  historical  fact   included  in  this
report, including, without limitation, the statements
under the headings "Business and Properties," "Market
for    Registrant's   Common   Equity   and   Related
Stockholder  Matters,"  and  "Management's Discussion
and  Analysis  of  Financial  Condition  or  Plan  of
Operation" regarding the Company's financial position
and liquidity, payment  of dividends,  future capital
needs, capital expenditures (including the amount and
nature thereof), business strategies, and other plans
and  objectives  of  management  of  the Company  for
future operations and activities, are forward-looking
statements.  Although  the Company believes  that the
expectations   reflected   in   such  forward-looking
statements are reasonable, it can  give  no assurance
that  such  expectations  will  prove  to  have  been
correct.   Important factors that could cause  actual
results  to  differ  materially  from  the  Company's
expectations are  disclosed in this report including,
without limitation,  in conjunction with the forward-
looking statements included  in  this  report.  These
statements  are  based  on  certain  assumptions  and
analyses  made  by  the  Company  in  light   of  its
experience  and  its perception of historical trends,
current conditions,  expected future developments and
other factors it believes  are  appropriate under the
circumstances.   Such  statements are  subject  to  a
number  of  assumptions,  risks   and  uncertainties,
including the risk factors discussed  below,  and  in
the  Company's  other filings with the Securities and
Exchange  Commission   (the   "Commission"),  general
economic  and  business  conditions,   the   business
opportunities that may be presented to and pursued by
the Company, changes in law or regulations and  other
factors, many of which are beyond the control of  the
Company.    Readers   are  cautioned  that  any  such
statements are not guarantees  of  future performance
and  the  actual results or developments  may  differ
materially  from  those  projected  in  the  forward-
looking statements.  All subsequent written and  oral
forward-looking   statements   attributable   to  the
Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

Industry   Volatility.   The  demand  for  oil  field
services has traditionally been cyclical.  Demand for
the Company's  services  is significantly affected by
the  number  and  age  of  producing  wells  and  the
drilling and completion of new  oil  and  gas  wells.
These factors are affected in turn by the willingness
of oil and gas operators to make capital expenditures
for  the  exploration, development and production  of
oil and natural  gas.   The  levels  of  such capital
expenditures  are  influenced by oil and gas  prices,
the cost of exploring  for,  producing and delivering
oil and gas, the sale and expiration  dates of leases
in the United States and overseas, the discovery rate
of new oil and gas reserves, local and  international
political and economic conditions and the  ability of
oil and gas companies to generate capital.   Although
the production sector of the oil and gas industry  is
less  immediately  affected  by changing prices, and,
therefore, less volatile than the exploration sector,
producers would likely react to declining oil and gas
prices   by   reducing  expenditures,   which   could
adversely affect the business of the Company. No assurance can be given as to the future price of oil and natural gas or the level of oil and gas industry activity.

Seasonality.  The businesses conducted by the Company
are  subject to seasonal fluctuation.  The nature  of
the offshore  oil  and  gas  industry  in the Gulf of
Mexico  is  seasonal  and depends in part on  weather
conditions.  Purchases  of the Company's products and
services are also to a substantial extent, deferrable
in  the event oil and gas  companies  reduce  capital
expenditures  as  a  result of conditions existing in
the  oil  and  gas  industry   or   general  economic
downturns.   Fluctuations  in the Company's  revenues
and costs may have a material  adverse  effect on the
Company's business and operations.  Accordingly,  the
Company's  operating results may vary from quarter to
quarter,  depending   upon  factors  outside  of  its
control.

Dependence on Oil and Gas  Industry;  Dependence Upon
Significant   Customers.    The   Company's  business
depends in large part on the conditions  of  the  oil
and  gas  industry,  and  specifically on the capital
expenditures of the Company's  customers.   Purchases
of the Company's products and services are also, to a
substantial  extent, deferrable in the event oil  and
gas companies reduce capital expenditures as a result
of conditions existing in the oil and gas industry or
general economic  downturns.   The  Company derives a
significant  amount  of  its  revenues from  a  small
number  of  independent  and  major   oil   and   gas
companies.   The inability of the Company to continue
to perform services for a number of its large existing customers, if not offset by sales to new or existing customers, could have a material adverse effect on the Company's business and operations.

Technology  Risks.  Sales of certain of the Company's
products  are  based  primarily  on  its  proprietary
technology.   The  Company's  success in the sales of
these products depends to a significant extent on the
development and implementation of new product designs
and technologies.  Many of the  Company's competitors
and  potential  competitors  have  more   significant
resources than the Company. While the Company has patents on certain of its technologies and products, there is no assurance that any patents secured by the Company will not be successfully challenged by others or will protect the Company from the development of similar products by others.

Intense Competition.  The Company competes  in highly
competitive  areas  of  the oil field business.   The
volatility  of  oil  and gas  prices  has  led  to  a
consolidation of the number  of  companies  providing
services similar to the Company.  This reduced number
of   companies   competes   intensely  for  available
projects. Many of the competitors of the Company are larger and have greater financial and other resources than the Company. Although the Company believes that it competes on the basis of technical expertise and reputation of service, there can be no assurance that the Company will be able to maintain its competitive position.

Potential Liability and Insurance.  The operations of
the Company  involve  the  use of heavy equipment and
exposure  to  inherent  risks,   including  blowouts,
explosions and fire, with attendant significant risks
of liability for personal injury and property damage,
pollution or other environmental hazards  or  loss of
production.  The equipment that the Company sells and
rents  to  customers  are  also  used  to  combat oil
spills.   Failure  of this equipment could result  in
property  damage,  personal   injury,   environmental
pollution  and resulting damage.  Litigation  arising
from a catastrophic  occurrence  at  a location where
the Company's equipment and services are  used may in
the future result in large claims.  The frequency and
severity  of  such  incidents  affect  the  Company's
operating costs, insurability and relationships  with
customers, employees and regulators.  Any increase in
the  frequency  or severity of such incidents, or the
general level of  compensation  awards  with  respect
thereto,  could affect the ability of the Company  to
obtain  projects   from  oil  and  gas  operators  or
insurance and could have a material adverse effect on
the Company.  In addition,  no assurance can be given
that the Company will be able  to  maintain  adequate
insurance   in  the  future  at  rates  it  considers
reasonable.

Laws  and Regulations.   The  Company's  business  is
significantly  affected by laws and other regulations
relating to the  oil  and gas industry, by changes in
such laws and by changing administrative regulations.
The  Company cannot predict  how  existing  laws  and
regulations   may   be   interpreted  by  enforcement
agencies or court rulings,  whether  additional  laws
and  regulations  will be adopted, or the effect such
changes may have on  it,  its  business  or financial
condition.  Federal and state laws require  owners of
non-producing  wells to plug the well and remove  all
exposed  piping  and   rigging  before  the  well  is
abandoned.  A decrease in the level of enforcement of
such  laws  and  regulations   in  the  future  would
adversely  affect  the  demand  for   the   Company's
services  and  products.   Numerous state and federal
laws and regulations affect the level of purchasing activity of oil containment boom and consequently the Company's business. There can be no assurance that a decrease in the level of enforcement of laws and regulations in the future would not adversely affect the demand for the Company's products.

Environmental Regulation.   The Company believes that
its present operations substantially comply with applicable federal and state pollution control and environmental protection laws and regulations and that compliance with such laws has had no material adverse effect upon its operations to date. No assurance can be given that environmental laws will not, in the future, have a material adverse effect on the Company's operations and financial condition.

Key Personnel.  The Company depends to a large extent
on the abilities  and  continued participation of its
executive officers and key  employees.   The  loss of
the services of any of these persons would have a material adverse effect on the Company's business and operations.

Item 3. Legal Proceedings

The Company is involved  in  various  legal and other
proceedings  which are incidental to the  conduct  of
its business.  Management believes that none of these
proceedings, if  adversely  determined,  would have a
material  adverse  effect on its financial condition,
results of operations  or  cash  flows.   The Company
maintains liability insurance to cover some,  but not
all,  of  the potential liabilities normally incident
to the ordinary  course  of its businesses as well as
other  insurance  coverage  as   customary   in   its
business, with such coverage limits as management deems prudent.

Item 4. Submission of Matters to a Vote of Security Holders

        None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock, Class A Warrants and
Class B Warrants trade on the Nasdaq National Market under the symbols "SESI", "SESIW" and "SESIZ", respectively. The following table sets forth the range of high and low closing bid prices for the Common Stock, the Class A Warrants and the Class B
Warrants for the last two full calendar years plus a portion of the first quarter of 1997 as reported by the Nasdaq National Market. The quotes represent
"inter-dealer" prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                    Common         Class A        Class B
                                    Stock          Warrants       Warrants
                                 High   Low        High  Low      High   Low
                                 ----   ---        ----  ---      ----   ---
   1995
   ----
   First Quarter                3-3/4   2-1/2     15/16  5/16       -     -
   Second Quarter               3-1/8   2          1/2   1/4        -     -
   Third Quarter                3       1-3/4      1/2   1/4        -     -
   Fourth Quarter               2-11/16 1-1/2      1/2   1/16      3/4   1/4

   1996
   ----
   First Quarter                2-13/16 2-1/8      1/4   1/16      7/8   7/16
   Second Quarter               3-1/8   1-15/16    1/4   1/16      3/4   3/8
   Third Quarter                3       1-13/16    3/16  1/16      9/16  3/16
   Fourth Quarter               3-5/8   2-5/8      1/4   3/64     25/32 11/32

   First Quarter 1997
   (Through March 14, 1997)     4-15/16 2-15/16    5/16  1/16    1-9/16 15/32

As of March 14,  1997 there were 19,017,045 Shares of
Common  Stock,  1,121,251   Class   A  Warrants,  and
5,175,000 Class B Warrants outstanding,  held  by 66,
12 and 10 record holders, respectively. The Company has never paid cash dividends on its Common Stock.
The Company intends to retain any future earnings otherwise available for cash dividends on the Common
Stock for use in its operations and for expansion and does not anticipate that any cash dividends will be paid in the foreseeable future.

Item 6. Management's Discussion and Analysis of
        Financial Condition or Plan of Operation

Comparison of the Results of Operations for the Years
Ended December 31, 1996 and December 31, 1995.

The  year  ended December 31, 1996 is the first  full
year the Company  has  had under new management since
the reverse acquisition  which took place in December
1995.   (See  Note  2 of the  consolidated  financial
statements included herein  under  Item 7 below). The
Company's  1996 results have been impacted  by  three
main factors:  an  increase in the Company's internal
growth as a result of increased levels of activity in
the  Gulf of Mexico;  a  joint  venture  the  Company
entered  into  in January 1996 which turned around an
unprofitable  business   in   West   Texas;  and  the
acquisitions the Company made in the second half of the year.

Net income for the year ended December 31, 1996 was $3,932,000 resulting in $0.22 earnings per share.
This compares to a net loss as adjusted for pro forma income taxes of $3,355,000 or a loss per share of $0.38 for the year ended December 31, 1995. The loss in 1995 includes a one-time charge of $4,042,000 for the impairment of long-lived assets discussed below.

The Company's revenues  increased  92% to $23,638,000
for the year ended December 31, 1996  as  compared to
$12,338,000 for the year ended December 31,  1995. In
comparing  1996  to  1995,  without giving effect  to
acquisitions or the joint venture, revenues increased
36% as a result of increased  levels  of  activity in
the  Gulf  of  Mexico.  The joint venture the Company
entered into in January 1996  contributed  $1,265,000
of the increase in revenues.  The acquisitions of Oil
Stop,  Inc.  (1996 was the first full year), Baytron,
Inc.  and  Dimensional   Oil   Field  Services,  Inc.
contributed $5,798,000 of the increase in revenues in 1996.

Gross margins increased to 53.3%  for  the year ended
December  31,  1996  from  39.3%  for the year  ended
December  31,  1995.   In  comparing  1996  to  1995,
without  giving effect to acquisitions or  the  joint
venture, the gross margins increased to 46.3% in 1996
from 37.8%  in  1995.   The  significant  increase in
gross margins are primarily as a result of a decrease in rented marine equipment as well as an increase in the gross margin attributable to the rental tool and data acquisition businesses which tend to have higher margins than the plug and abandonment business.

General and administrative expenses were 24.3% of revenues for the year ended December 31, 1996 as compared to 26.4% of revenues for the year ended
December 31, 1995. Even though the Company has had an increase in costs associated with its transition to public ownership, it has been successful in keeping all other costs down while increasing its revenues.

Comparisons of the Results of Operations for the Years Ended December 31, 1995 and December 31, 1994

Revenues increased 6% for the year ended December 31, 1995 as compared to year ended December 31, 1995, exclusive of the acquisitions. The increase was primarily the result of an increase in service revenues in the fourth quarter which were 26% of the total year in 1995, as compared to 21% in 1994.

In 1995, cost of services, exclusive of acquisitions,
increased 7.8% primarily  due  to the cost of support
services  required  to  maintain  and   support   the
Company's  major customers primarily with engineering
services.   In   1995,   general  and  administrative
expenses increased 34%.  Most  of  this  increase  is
related  to  the acquisitions as well as increases in
employee,    travel     and    insurance    expenses.
Depreciation   expense  exclusive   of   acquisitions
increased  nearly   44%   in  1995  as  a  result  of
additional equipment being placed in service.

In January 1996, the Company, in an effort to eliminate continued losses in its West Texas rental tool and fishing operation entered into a joint venture. As a result of the joint venture the Company has no liability for any operating loss that may be incurred in the joint venture. The Company's share of distributions, which are reflected in revenue, is $110,000 a month for the first 24 months and $80,000 a month for the remaining 36 months of the term of the joint venture.

On December 31, 1995, the Company  elected  the early
adoption   of   Statement   of  Financial  Accounting
Standards   (FAS)  No.  121,  "Accounting   for   the
Impairment of  Long-Lived  Assets  and for Long-Lived
Assets to be Disposed Of."  The undiscounted net cash
flows  from  the  joint  venture were less  than  the
carrying  value of the associated  fixed  assets  and
associated goodwill indicating that an impairment had
taken  place.    This   resulted   in   the   Company
recognizing a non-cash charge for the impairment of long-lived assets of $4,042,000 consisting of a write-off of goodwill of $3,520,000 and a write off of $522,000 of property, plant and equipment.

Capital Resources and Liquidity

The Company generated net  cash  from  operations for
the two years ended December 31, 1996, of  $2,676,000
and  $3,616,000,  respectively.   These funds,  along
with the $9.3 million of net cash realized  from  the
December 1995 secondary offering, were used to retire
indebtedness  incurred  in the reverse acquisition in
1995, fund the cash portion  of  the purchases of Oil
Stop, Inc., Baytron, Inc. and Dimensional  Oil  Field
Services,   Inc.,   and  provide  additional  working
capital for operations.

The Company's working capital position improved to $2,594,000 at December 31, 1996 as compared to $976,000 at December 31, 1995. This is primarily the result of the increase in accounts receivable offset by a decrease in notes payable, accounts payable and unearned income.

The   Company's   earnings  before  interest,  taxes,
depreciation and amortization  (EBITDA)  increased to
$6,861,000  for the year ended December 31,  1996  as
compared to $1,593,000  for  the  year ended December
31, 1995.  This also excludes other  income  and  the
one-time  charge  for  the  impairment  of long-lived
assets incurred in 1995.  The increase in EBITDA is a
result  of  the  Company's strong internal growth  as
well  as  the  impact   of  the  Company's  strategic
acquisitions  in 1996 and 1995.

The Company, in connection  with  a joint venture for
its  West  Texas  fishing and rental tool  operation,
sold land for $300,000  in January 1996.  The company
also   sold  various  equipment   for   approximately
$54,000.   Both of these sales resulted in no gain or
loss.   The  Company   made   capital   expenditures,
exclusive of business acquisitions, of $1,965,000  in
1996  and  $610,000  in 1995, primarily for machinery
and equipment.  In 1997,  the Company expects to make
capital   expenditures,   exclusive    of    business
acquisitions, of approximately $1,500,000 primarily to expand the selection and availability of its rental equipment.


In July 1996, the Company, acquired Baytron, Inc. for
$1,100,000  in   cash   and  550,000  shares  of  the
Company's  restricted  common  stock.   In  September
1996, the Company acquired  all  of the capital stock
of   Dimensional   Oil  Field  Services,   Inc.   for
$1,500,000 cash, $1,000,000  in  promissory notes and
1,000,000 shares of the Company's  restricted  common
stock.  Promissory notes having an aggregate value of
$750,000  are  subject  to  certain  minimum earnings
requirements through December 31, 1998  and  are  not
reflected  on  the  balance sheet.  In February 1997,
the Company, acquired  all  of the outstanding common
stock  of  Nautilus  Pipe  & Tool  Rental,  Inc.  and
Superior Bearing & Machine Works,  Inc. (collectively
doing business as "Concentric Pipe &  Tool  Rentals")
for   $4,000,000  cash,  a  promissory  note  in  the
principal  amount of $2,150,000 and 420,000 shares of
the   Company's   restricted   common   stock.    The
promissory   note   is  subject  to  certain  minimum
earnings requirements through December 31, 1999.

In February 1997, in connection with the company's acquisition of Concentric Pipe & Tool Rentals, the
Company borrowed $4,000,000 which bears interest at the lender's prime rate and requires no principal payments through December 31, 1997 at which time it will convert to a five or seven year term loan (at the Company's option) with principal and interest payable monthly at an interest rate of 8.25%.

The   Company  also  maintains  a  revolving   credit
facility,  which  was  increased in June 1996 to $4.0
million from $1.4 million. At December 31, 1996 there
was  approximately $300,000  outstanding  under  this
facility.    As  of  March  14,  1997  there  were no
amounts   outstanding   under   this  facility.   The
Company's management believes the combination of working capital, the revolving credit facility and cash flow from operations provide the company with sufficient resources and liquidity to manage its routine operations. Any strategic acquisitions will be funded with borrowed cash, newly issued common stock or a combination of cash and common stock.

Inflation has not had a significant effect on the Company's financial condition or operations in recent years.

Item 7. Financial Statements


          Independent Auditors' Report


The Board of Directors and Shareholders
Superior Energy Services, Inc.:


We have audited the consolidated  balance  sheets  of
Superior Energy Services, Inc. and subsidiaries as of
December   31,   1996   and  1995,  and  the  related
consolidated  statements of  operations,  changes  in
stockholdersO equity  and  cash  flows  for the years
then ended.  These consolidated financial  statements
are  the  responsibility of the CompanyOs management.
Our responsibility  is to express an opinion on these
consolidated  financial   statements   based  on  our
audits.

We conducted our audits in accordance with  generally
accepted auditing standards.  Those standards require
that   we  plan  and  perform  the  audit  to  obtain
reasonable  assurance  about  whether  the  financial
statements  are  free  of material misstatement.   An
audit includes examining,  on  a test basis, evidence
supporting  the  amounts  and  disclosures   in   the
financial   statements.    An   audit  also  includes
assessing   the   accounting  principles   used   and
significant estimates  made by management, as well as
evaluating    the    overall   financial    statement
presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Energy
Services, Inc. and subsidiaries as of DecemberE31, 1996 and 1995, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

As discussed in Note  9 to the consolidated financial
statements, in 1995 the  Company  adopted the methods
of accounting for the impairment of long-lived assets
and   for   long-lived  assets  to  be  disposed   of
prescribed  by   Statement  of  Financial  Accounting
Standards No. 121.



KPMG PEAT MARWICK LLP

New Orleans, Louisiana
March 14, 1997

            SUPERIOR ENERGY SERVICES, INC.
                   AND SUBSIDIARIES
              Consolidated Balance Sheets
              December 31, 1996 and 1995
                    (in thousands)

                     Assets                     1996         1995
                     ------                     ----         ----
Current assets:
  Cash and cash equivalents                    $    433    $  5,068
  Accounts receivable - net of allowance
    for doubtful accounts of $149,000 in
     1996 and $204,000 in 1995                    6,966       3,759
  Inventories                                     1,197         968
   Deferred income taxes                            137         256
  Other                                             345         227
                                                __________ ___________
        Total current assets                      9,078      10,278

Property, plant and equipment  - net              9,894       6,904
Goodwill - net                                    8,239       4,576
Patent - net                                      1,126       1,226
                                               ----------- -----------
                                               $ 28,337    $ 22,984
                                               =========== ===========

           Liabilities and Stockholders' Equity
           ------------------------------------

Current liabilities:
  Notes payable - bank                         $    351    $  1,249
  Accounts payable                                1,800       2,345
  Notes payable - other                           1,171       3,422
  Unearned income                                   392       1,085
  Accrued expenses                                1,362         456
  Income taxes payable                            1,208         545
  Other                                             200         200
                                               ___________ ___________
        Total current liabilities                 6,484       9,302
                                               ___________ ___________
Deferred income taxes                             1,254         408
Long-term debt                                      250           -
Other                                                 -         180

Stockholders' equity:
  Preferred stock of $.01 par value.
    Authorized - 5,000,000 shares;
    none issued                                       -           -
  Common stock of $.001 par value.
    Authorized - 40,000,000 shares;
    issued - 18,597,045                              19           17
  Additional paid-in capital                     19,551       16,230
  Retained earnings (deficit)                       779       (3,153)
                                                __________ ___________
        Total stockholders' equity               20,349       13,094
                                                __________ ___________
                                               $ 28,337     $ 22,984
                                                ========== ===========
See accompanying notes to consolidated financial statements

              SUPERIOR ENERGY SERVICES, INC.
                   AND SUBSIDIARIES

         Consolidated Statements of Operations

        Years ended December 31, 1996 and 1995
                 (in thousands, except
                    per share data)


                                               1996        1995
                                               ----        ----


   Revenues                                 $ 23,638     $ 12,338
                                            ---------    --------
    Costs and expenses:
        Costs of services                     11,040        7,487
        Depreciation and amortization          1,323          259
        Impairment of long-lived assets           -         4,042
        General and administrative             5,737        3,258
                                            ----------   ----------

        Total costs and expenses              18,100       15,046
                                            ----------   ----------
  Income (loss) from operations                5,538       (2,708)

  Other income (expense):
       Interest expense                         (127)         (86)
       Other                                     206           79
                                             ---------    ----------

        Income (loss) before income taxes      5,617       (2,715)

  Provision for income taxes                   1,685          131
                                            __________    __________
        Net income (loss)                   $  3,932      $(2,846)
                                            ==========    ==========
Net loss as adjusted for pro forma
  income taxes (unaudited):
    Loss before income taxes as
      per above                                           $(2,715)
      Pro forma income taxes                                  640
                                                          __________
       Net loss as adjusted for
           pro forma income taxes                         $(3,355)
     Net income (loss) per common share
       and common share equivalent          $   0.22      $  (.38)
                                          ===========  =============
  Weighted average shares outstanding     17,618,711    8,847,946
                                          ===========  =============

See accompanying notes to consolidated financial statements.

              SUPERIOR ENERGY SERVICES, INC.
                     AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

              December 31, 1996 and 1995
           (in thousands, except share data)


                                   Common                Additional     Retained
                                    stock      Common      paid-in      earnings
                                    shares      stock      capital     (deficit)     Total
                                    ------      -----      -------     ---------     -----
Balance, December 31, 1994          3,550       $ 248      $    -      $  2,025     $ 2,273

Net loss                                -           -           -        (2,846)     (2,846)
Shareholder distributions               -           -           -        (2,465)     (2,465)
Acquisition of Oil Stop, Inc.   1,800,000           2       3,598             -       3,600
Share exchange for the
  Superior Companies           10,037,700        (238)      3,350           133       3,245
Sale of common stock            5,175,000           5       9,265             -       9,270
Exercise of private warrants       16,666           -          17             -          17
                              -------------   ---------- -----------   ----------- -----------


Balance, December 31, 1995    17,032,916           17      16,230        (3,153)     13,094

Net income                             -            -           -         3,932       3,932
Acquisition of remaining
 minority interest in Ace
 Rental Tools, Inc.               14,129            -          35             -          35
Acquisition of Baytron, Inc.     550,000            1       1,099             -       1,100
Acquisition of Dimensional
 Oil Field Services, Inc.      1,000,000            1       2,187             -       2,188
                           _______________  ____________ ____________  ___________ ____________
Balance, December 31, 1996    18,597,045    $      19    $ 19,551       $   779    $ 20,349
                           ===============  ============ ============  =========== ============

See accompanying notes to consolidated financial statements.

            SUPERIOR ENERGY SERVICES, INC.
                   AND SUBSIDIARIES

         Consolidated Statements of Cash Flows

        Years ended December 31, 1996 and 1995
                    (in thousands)

                                                        1996        1995
                                                        -----       -----


Cash flows from operating activities:
  Net income (loss)                                   $ 3,932     $(2,846)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
  Depreciation and amortization                         1,323         259
  Unearned income                                        (692)      1,085
    Impairment of long-lived assets                         -       4,042
    Deferred income taxes                                 258        (444)
    Changes in operating assets and liabilities,
     net of acquisitions:
    Accounts receivable                                (1,490)       (384)
    Notes receivable                                        -         120
    Inventories                                          (229)         61
    Other-net                                             (56)        141
    Accounts payable                                   (1,482)       (332)
    Due from (to) shareholders                           (302)      1,243
    Accrued expenses                                      751          58
    Income taxes payable                                  663         613
                                                       _______     _______
        Net cash provided by operating activities       2,676       3,616
                                                       _______     _______
Cash flows from investing activities:
  Proceeds from sale of property and equipment            354           -
  Payments for purchases of property and equipment     (1,965)       (610)
  Deferred payment for acquisition of Oil Stop, Inc.   (2,000)          -
  Acquisition of businesses, net of cash acquired      (2,321)          -
                                                       ________     ________

        Net cash used in investing activities          (5,932)       (610)
                                                       ________     ________
Cash flows from financing activities:
  Notes payable                                        (1,379)      (5,264)
    Shareholder distributions                               -       (2,465)
  Due to shareholders                                       -          297
  Proceeds from sale of common stock                        -        9,287
                                                       _________   _________

        Net cash provided by (used in)
            financing activities                       (1,379)       1,855
                                                       ---------    --------
        Net increase (decrease) in cash                (4,635)       4,861

Cash and cash equivalents at beginning of year          5,068          207
                                                       ---------    --------
Cash and cash equivalents at end of year               $  433       $5,068
                                                       =========    ========

See accompanying notes to consolidated financial statements.

         SUPERIOR ENERGY SERVICES, INC.
                AND SUBSIDIARIES

   Notes to Consolidated Financial Statements
           December 31, 1996 and 1995

 (1) Summary of Significant Accounting Policies

   (a)Basis of Presentation

      The consolidated financial statements include
      the  accounts  of  Superior  Energy Services,
      Inc. and its subsidiaries (the Company).  All
      significant    intercompany   accounts    and
      transactions are eliminated in consolidation.
      Certain previously reported amounts have been
      reclassified   to   conform   to   the   1996
      presentation.

   (b) Business

      The Company is in  the  business of providing
      an  integrated range of specialized  oilfield
      products  and services in the Gulf of Mexico.
      These products  and  services include oil and
      gas well plug and abandonment,  wireline  and
      workover  services, the manufacture, sale and
      rental of specialized  oil well equipment and
      fishing tools, the development,  manufacture,
      sale  and  rental  of  oil  and  gas drilling
      instrumentation  and  computerized  rig  data
      acquisition  systems,  and  the  development,
      manufacture and sale of oil spill containment
      booms and ancillary equipment.  A majority of
      the  Company's  business  is  conducted  with
      major oil and gas exploration companies.  The
      Company  continually  evaluates the financial
      strength  of  their customers  but  does  not
      require collateral  to  support  the customer
      receivables.   The  Company operated  as  one
      segment in 1996 and 1995.

      Customers which accounted for 10 percent or more of revenue for the years ended December
      31, 1996 and 1995, were as follows:

                                             1996   1995
                                             -----  -----

         Chevron USA                         34.5%  23.7%
         Conoco Inc.                          8.9%  16.4%

   (c)Use of Estimates

      The  preparation  of financial statements  in
      conformity with generally accepted accounting
      principles  requires   management   to   make
      estimates  and  assumptions   that affect the
      reported  amounts  of assets and  liabilities
      and  disclosure  of  contingent   assets  and
      liabilities  at  the  date  of  the financial
      statements   and  the  reported  amounts   of
      revenues and expenses  during  the  reporting
      period.   Actual  results  could differ  from
      those estimates.
                                     (Continued)

         SUPERIOR ENERGY SERVICES, INC.
                AND SUBSIDIARIES

   Notes to Consolidated Financial Statements


    (d) Property, Plant and Equipment

      Property, plant and equipment  are  stated at
      cost.  Depreciation  is  computed  using  the
      straight-line   method   over  the  estimated
      useful lives of the related lives as follows:

         Buildings                          30 years
         Machinery and equipment            5 to 15 years
         Automobiles, trucks, tractors
           and trailers                     2 to 5 years
         Furniture and equipment            5 to 7 years

      The Company assesses the potential impairment
      of capitalized costs of long-lived  assets in
      accordance   with   Statement   of  Financial
      Accounting    Standards    (FAS)   No.   121,
      Accounting for the Impairment  of  Long-Lived
      Assets  and  for  Long-Lived  Assets  to   be
      Disposed  Of.  Under this method, the Company
      assesses its  capitalized costs utilizing its
      current  estimate   of  future  revenues  and
      operating  expenses.    In   the   event  net
      undiscounted   cash   flow   is   less   than
      capitalized costs, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows.

    (e)Goodwill

      The Company amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over a period of 20 years. Recoverability will be reviewed periodically by comparing the undiscounted fair value of cash flows of the assets to which the goodwill applies to the net book value, including goodwill, of assets.

    (f)Inventories

      Inventories  are   stated  at  the  lower  of
      average cost or market.   The  cost  of booms
      and parts are determined principally on the first-in, first-out method.

    (g)Cash Equivalents

      The Company considers all short-term deposits with a maturity of ninety days or less to be cash equivalents.
                                     (Continued)

         SUPERIOR ENERGY SERVICES, INC.
                AND SUBSIDIARIES

   Notes to Consolidated Financial Statements


    (h)Revenue Recognition

      The Company recognizes revenues when services
      are provided  and  upon the completion of job
      orders from its customers.   Rental income is
      recognized on a straight-line basis. Unearned income is recorded for lease payments in excess of rental income recognized.

    (i)Income Taxes

      The  Company  provides  for income  taxes  in
      accordance   with  Statement   of   Financial
      Accounting   Standards    (FAS)    No.   109,
      Accounting  for  Income  Taxes.  FAS No.  109
      requires an asset and liability approach  for
      financial accounting and reporting for income
      taxes.   Deferred  income  taxes  reflect the
      impact   of   temporary  differences  between
      amounts of assets for financial reporting purposes and such amounts as measured by tax laws.

    (j)Patents

      Patents are amortized using the straight-line method over the life of each patent.

    (k)Pro  Forma Income  Taxes  and  Earnings  per
    Share

      Pro forma  income tax expense and net income (loss)
      as adjusted  for income taxes is presented on
      the  Statement  of  Operations  in  order  to
      reflect  the impact on income taxes as if the
      entire  consolidated   company   had  been  a
      taxable entity for all of 1995.  In computing
      weighted    average    shares    outstanding,
      8,400,000 shares issued in the Reorganization
      (see Note 2) is assumed to be outstanding as of January 1, 1995. All other common shares issued or sold are included in the weighted average shares outstanding calculation from the date of issuance or sale.

    (l)Financial Instruments

      The  Company's  financial instruments consist
      of  cash  and  cash   equivalents,   accounts
      receivable,   accounts   payable   and  notes
      payable.    The   carrying  amount  of  these
      financial instruments approximates their fair value.

                                     (Continued)

         SUPERIOR ENERGY SERVICES, INC.
                AND SUBSIDIARIES

   Notes to Consolidated Financial Statements

(2)    Business Combinations

        In July 1996, the Company, pursuant to a statutory merger, acquired Baytron, Inc. (Baytron) for $1.1 million in cash and 550,000 shares of the Company's common stock at the current approximate $2.00 market price at the date of purchase for a total purchase price of $2,200,000. The property, plant and equipment of Baytron were valued at their estimated fair value of approximately $791,000. Deferred taxes have been provided for the difference between the book and tax basis of the property. The remaining assets and liabilities approximated their fair values. The excess purchase price over the fair value of the net assets of Baytron at July 31, 1996 of $1,309,000 was allocated to goodwill to be amortized over 20 years.

         In September 1996, the Company, pursuant to a statutory merger, acquired all the capital stock of Dimensional Oil Field Services, Inc. (Dimensional) for $1,500,000 in cash, a promissory note of $1,000,000 and 1,000,000 restricted shares of the Company's common stock at the current approximate $2 3/16 market price at the date of purchase. Promissory notes having an aggregate value of $750,000 are subject to certain minimum earnings requirements and are not reflected in the purchase price which approximates $3,984,000. The property, plant and equipment of Dimensional were valued at their estimated fair value of approximately $1,517,000. Deferred taxes have been provided for the difference between the book and tax basis of the property.

        The remaining assets and liabilities approximated their fair values. The excess purchase price over the fair value of the net assets of Dimensional at September 15, 1996 of approximately $2,649,000 was allocated to goodwill to be amortized over 20 years.

        On December 13, 1995, the Company consummated a share exchange (the Reorganization) whereby it (i) acquired all of the outstanding common stock of Superior Well Service, Inc., Connection Technology, Ltd. and Superior Tubular Services, Inc. (collectively, Superior) and (ii) acquired all of the outstanding common stock of Oil Stop, Inc.
     ( Oil Stop ) . As used in the consolidated statements of the Company, the term Small's (Small's Oilfield Services Corp.) refers to the Company as of dates and periods prior to the consummation of the Reorganization.

     Small's acquired all of the capital stock of Superior for 8,400,000 Common Shares. Because of the controlling interest that Superior shareholders had in the combined entity, among other factors, the transaction was accounted for as a reverse acquisition which resulted in the adjustment of the net assets of Small's to its estimated fair value as required by the rules of purchase accounting. The net assets of Superior were reflected at their respective historical book values. The valuation of Small's net assets was based upon the 1,641,250 shares of common stock outstanding prior to the Reorganization at the approximate market price of $2.00 at the time of the renegotiation of the Reorganization on August 25, 1995.
     The purchase price allocated to net assets was $3,283,000. The revaluation resulted in a substantial reduction in the carrying value of Small's property and equipment. The revaluation reflected an excess purchase price of $3,520,000 over the fair value of tangible assets which was recorded as goodwill. At December 31, 1995, in applying the rules of FAS No. 121 (see Note 9), this goodwill was written off and the property and equipment was written down an additional $522,000.

                                                             (Continued)

           SUPERIOR ENERGY SERVICES, INC.
                  AND SUBSIDIARIES

     Notes to Consolidated Financial Statements


(2) Business Combinations (continued)

     Small's also acquired Oil Stop for the sum of $2.0 million in cash and 1.8 million shares of common stock at the approximate trading price of $2.00 at the time of the renegotiation of the Reorganization on August 25, 1995 for a total purchase price of $5,600,000. The book values of Oil Stop's assets and liabilities approximated their fair values under the rules of purchase accounting. The excess purchase price over the fair value of the net assets of Oil Stop at December 13, 1995 of $4,585,000 was allocated to goodwill to be amortized over 20 years.

     Each of the above transactions have been accounted for as a purchase and the results of operations of the acquired company have been included from the acquisition date.

    The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisitions and the Reorganization had occurred on January 1, 1995 with pro forma adjustments to give effects to amortization of goodwill, depreciation and certain other adjustments together with related income tax effects (in thousands, except per share amounts):

                                     1996       1995
                                     ----       ----

     Net sales                     $28,968    $25,870
                                    ======     ======
     Net earnings (loss)           $ 4,253    $(4,151)
                                    ======     ======
     Earnings (loss) per share     $  0.23    $ (0.40)
                                    ======     ======

  The above pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisitions and the Reorganization been effected on the assumed date.

  Subsequent to year end, the Company, pursuant to a stock purchase agreement dated February 28, 1997, acquired all of the outstanding common stock of Nautilus Pipe & Tool Rental, Inc. and
  Superior Bearing & Machine Works, Inc.
  (collectively doing business as "Concentric Pipe &
  Tool Rentals") for $4,000,000 cash, 420,000 restricted shares of the Company's common stock and a promissory note in the principal amount of $2,150,000. The promissory note of $2,150,000 is subject to certain contingencies and is not reflected in the purchase price which approximates
  $5,838,000. Concentric Pipe & Rental Tools is engaged in the business of renting specialized equipment used in the exploration, development and production of oil and gas and has operating facilities in Houma and Lafayette, Louisiana.

                                      (Continued)

         SUPERIOR ENERGY SERVICES, INC.
                AND SUBSIDIARIES

   Notes to Consolidated Financial Statements



 (3)Leased Equipment

     In April 1993, the Company entered into an agreement to lease equipment (boom) to National Response Corporation for the period
     June 1993 through December 31, 1997. The lease is an operating lease. The lessee has the option to purchase the equipment at the end of the lease term for $450,000. Rental income is recognized on a straight-line basis.
     Unearned income is recorded for lease payments in excess of rental income recognized.

 (4)Property, Plant and Equipment

    A summary of property, plant and equipment at
    December 31, 1996 and 1995 (in thousands) is as
    follows:
                                             1996      1995
                                             ----      ----
         Buildings                      $    462    $    462
         Machinery and equipment           8,725       5,669
         Automobiles, trucks,
           trailers and tractors           1,036         839
         Furniture and fixtures              184          74
         Construction-in-progress          1,170         360
         Land                                 20         320
                                         _______    ________
                                          11,597       7,724
         Less accumulated depreciation     1,703         820
                                         _______    ________

         Property, plant and
             equipment, net             $  9,894     $ 6,904
                                         =======     =======

         The cost of property, plant and equipment leased to third parties was $5,231,000 at December 31, 1996 and 1995.

                                                   (Continued)

         SUPERIOR ENERGY SERVICES, INC.
                AND SUBSIDIARIES

   Notes to Consolidated Financial Statements


 (5)Notes Payable

    The Company's notes  payable as of December 31,
    1996  and 1995 consist  of  the  following  (in
    thousands):
                                                           1996        1995
                                                           ----        ----
    Revolving line of credit in the original
    amount of $1,000,000 bearing a variable rate of
    interest which equals the Wall Street Journal
    posted prime rate (8.5% at December 31, 1995)
    plus 2%; principal due March 31, 1996               $     -     $   918

    Master note loan agreement with bank with
    a maximum principal amount of $4,000,000
    bearing interest at the bank's prime rate (8.25%
    at December 31, 1996)                                    300          -

    Note  payable  in connection with purchase
    of Dimensional Oil Field Services, Inc., due
    January, 1998, annual  interest  of  7.0%                250          -

    Installment notes payable, annual interest
    rates of  8.00%  to  8.75%  at December 31, 1996          51         90

    Notes payable to insurance  company,  due
    July 1996, annual interest rate of 7.5%                    -         96

    Other installment  notes   payable  with
    interest rates ranging from 7.35% to 12.0% due in
    monthly installments through 1996                          -        145

                                                          __________ _________
                                                             601      1,249
    Less current portion of notes payable                    351      1,249
                                                          __________ _________
    Long-term debt                                        $  250     $    -
                                                          ========== =========

     At December 31, 1996, the Company had notes payable related to acquisitions totaling $750,000 which are not recorded as their payment is subject to certain minimum earnings requirements.


                                                        (Continued)

         SUPERIOR ENERGY SERVICES, INC.
                AND SUBSIDIARIES

   Notes to Consolidated Financial Statements

(5) Notes Payable (continued)

     Subsequent to year end, the Company borrowed
     $4.0 million in connection with the
     acquisition of Concentric Pipe & Rental Tools.
     Interest is at the lender's prime rate. The loan requires no principal payments through
     December 31, 1997 at which time it will convert to a five or seven year term loan (at the Company's option) with principal and interest payable monthly thereafter at 8.25%.

(6) Income Taxes

     Prior to December 13, 1995, certain companies in the Reorganization were sub-chapter S corporations for income tax reporting purposes. Therefore, through December 13, 1995, no provision for federal and state income taxes had been made. In accordance with the terms of the Reorganization, the sub-chapter S shareholders received a note to be paid in five equal installments during the twelve-month period ended November 1, 1997 for undistributed earnings prior to January 1, 1995 in the amount of $1,374,000. In addition, they received
     $1,091,000 primarily to pay taxes on earnings from January 1, 1995 through December 13,
     1995. Pro forma income tax expense and net income (loss) as adjusted for income taxes is presented on the Statements of Operations in order to reflect the impact of income taxes as if Superior had been a taxable entity for all of 1995.

     The components of income tax expense for the year ended December 31, 1996 and 1995 are as follows (in thousands):


                                        1996       1995
                                        ----       ----
      Current:
        Federal                       $  1,382   $  497
        State                               54       78
                                      _________ ________
                                         1,436      575
      Deferred:
        Federal                            242     (384)
        State                                7      (60)
                                      __________ ________
                                           249     (444)
                                      __________ ________
                                      $  1,685   $  131
                                      ========== ========

                                                     (Continued)

         SUPERIOR ENERGY SERVICES, INC.
                AND SUBSIDIARIES

   Notes to Consolidated Financial Statements


(6)   Income Taxes - Continued

    The significant components of deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows ( in thousands):

                                                1996       1995
                                                ----       ----
      Deferred tax assets:
        Property, plant and equipment        $     -     $    527
        Unearned income                          137          401
        Allowance for doubtful accounts           51           75
        Net operating loss carryforward          942        1,118
                                             _________   _________
                                               1,130        2,121
        Valuation allowance                     (992)      (1,900)
                                             _________   __________
                Net  deferred tax  asset         138          221
                                             _________   __________
      Deferred tax liabilities:
        Property, plant and equipment           (946)           -
        Patent                                  (308)        (373)
                                             ---------   -----------
                                              (1,254)        (373)
                                             ---------   -----------
                                            $ (1,116)    $   (152)
                                             =========   ===========

    A valuation allowance is provided to reduce the
    deferred  tax  assets  to  a  level which, more
    likely  than  not, will be realized.   The  net
    deferred   tax  assets   reflect   management's
    estimate of  the  amount which will be realized
    from   future  profitability   which   can   be
    predicted with reasonable certainty.

    As of December  31, 1996, the Company has a net
    operating  loss carryforward  of  approximately
    $2.8  million  which  is  available  to  reduce
    future  Federal  taxable  income  through 2010.
    The  utilization  of  the  net  operating  loss
    carryforward   is   limited   to  approximately
    $200,000 a year.

    A reconciliation between the statutory federal income rate and the Company's effective tax rate on pretax income (loss) for the year ended
    December 31, 1996 and 1995 is as follows:

                                                      1996      1995
                                                     ------    -------
      Federal income tax rate                        34.0%      (34.0)%
      Impairment of long lived-assets                   -        50.6
      Sub-chapter S income not subject to corporate
       tax                                              -       (17.2)
      Valuation allowance adjustment                 (6.3)          -
      Other                                           2.3         5.4
                                                   _________   _________
      Effective income tax rate                      30.0%        4.8%
                                                   =========   =========

        SUPERIOR ENERGY SERVICES,  INC.
                AND SUBSIDIARIES

   Notes to Consolidated Financial Statements

(8)  Joint Venture

     On January 15, 1996, the Company  entered into
     a joint venture with the G&L Tool Company
     ("G&L"),  an  unrelated party, which  extends
     through January 31, 2001.  The Company
     contributed its  West  Texas assets that had a
     book value of approximately $4.5 million to the
     joint venture which will  be  engaged  in  the
     business of renting specialized oil well equipment
     and fishing tools to the oil and gas industry
     in connection with the drilling, development and
     production   of   oil,   gas   and   related
     hydrocarbons.

     The Company receives   as  its  share  of
     distributions from operations $110,000 a month which began February 1996 and runs through January
     1998 and $80,000 a month for the period February
     1998 through January 2001. The distributions are reflected as revenues on the Statements of Operations. The Company's share of distributions is personally guaranteed by a principal of G&L.

     At the end of the joint venture term, G&L will
     have at its election, the option to purchase all
     of    the  Company's   West   Texas   assets
     contributed to the joint venture for $2 million.


(9) Impairment of Long-Lived Assets

     In 1995 the Company elected the early adoption of Statement of Financial Accounting
     Standards  (FAS) No. 121, Accounting for the
     Impairment of Long-Lived Assets and for Long-
     Lived Assets to be Disposed Of. FAS No. 121 requires that when events or changes in circumstances indicate that carrying amounts of an asset may not be recoverable, there has been an impairment, and the asset should be written down to its fair asset value. In such instances where there is goodwill associated with the asset as a result of a business combination accounted for using the purchase method, the goodwill is eliminated before making any reduction of the carrying amounts of the impaired long-lived asset.

     The undiscounted net cash flows from the joint venture described in Note 8 were less than the carrying value of the property, plant and equipment and associated goodwill indicating that an impairment had taken place.

         SUPERIOR ENERGY SERVICES, INC.
                AND SUBSIDIARIES

   Notes to Consolidated Financial Statements

(9)  Impairment of Long-Lived Assets (continued)

    The fair value of the fixed assets was
    determined by discounting the estimated net cash flows from the joint venture. The result was an impairment charge of $4,042,000 for the year ended December 31, 1995 consisting of a write-off of goodwill of $3,520,000 and a write-off of $522,000 of property, plant and equipment.

(10)  Stockholders' Equity

    At  a  special   meeting   of  stockholders  on
    February 23, 1996, the shareholders approved increasing the authorized number of shares of common stock to 40,000,000. At December 31,
    1996, the following were outstanding:

          (a)  Class    A    Warrants   issued   in
             connection with the  Company's initial
             public offering, entitling the holders
             to purchase an aggregate  of 1,121,251
             shares of  Common Stock until  July 6,
             1997 at an exercise price of $6.00 per
             Common Share;

          (b)  Class  B Warrants issued December
             13,  1995  entitling   the  holder  to
             purchase  an  aggregate  of  5,175,000
             shares of Common Stock until  December
             13,  2000  at  an   exercise price  of
             $3.60 per Common Share;

          (c)  Warrants   entitling   the   holders
             thereof to purchase  an  aggregate  of
             66,666  shares  of  Common Stock until
             January 17, 2000 at an  exercise price
             of $1.00 per share;

          (d)  Options to purchase an  aggregate of
             75,000  shares  of Common Stock  until
             December 31, 1997 at an exercise price
             of $3.60 per share;

          (e)  Options to purchase  an aggregate of
             150,000 shares of Common  Stock  until
             May  5,  1998  at an exercise price of
             $4.75 per share;

          (f)  Options  issued   in  July  1992  to
             purchase (a) an aggregate  of  210,000
             shares  of Common Stock until July  6,
             1997 at an exercise price of $3.60 per
             share and  (b)  Class A Warrants at an
             exercise price of  $.07  per  warrant,
             which  Class  A  Warrants entitle  the
             holders   thereof   to   purchase   an
             aggregate of 210,000  shares of Common
             Stock at a price of $6.00  per  share,
             and

          (g)  Underwriters Unit  Purchase  Options
             issued December 13, 1995 entitling the
             holder to purchase up to 150,000 Units
             until December 13, 1999 at an exercise
             price of $10.40.

              SUPERIOR ENERGY SERVICES, INC.
                     AND SUBSIDIARIES

             Notes to Consolidated Financial
                        Statements

(10)  Stockholders Equity (continued)

        Under a Stock Option Plan (1991 Option
        Plan), approved by the Company's stockholders and Board of Directors, the Company may grant to officers, directors, employees, consultants and agents stock options for up to 75,000 shares of the Company's common stock. Stock options are exercisable at the greater of the fair market value of the common shares on the date of grant or $5.00 and options may not be granted to persons who hold 10% or more of the Company outstanding common shares on the date of a proposed grant. All options expire ten years from the date of grant. None of the stock options under the 1991 Option Plan has been granted.

        In October 1995, the stockholders approved the 1995 Stock Incentive Plan (Incentive Plan) to provide long-term incentives to its key employees, including officers and directors who are employees of the Company (Eligible Employees).
        Under the Incentive Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, stock awards or any combination thereof to Eligible Employees for up to 600,000 shares of the Company's Common Stock. The Compensation Committee of the Board of Directors establishes the exercise price of any stock options granted under the Incentive Plan, provided the exercise price may not be less than the fair market value of a common share on the date of grant.

       A summary of stock options granted under the Incentive
       Plan for the years ended December 31, 1996 and 1995 are as follows:

                                                1996            1995
                                                ----            ----
                                                  Weighted           Weighted
                                        Number of Average  Number of  Average
                                         Shares     Price    Shares    Price
                                         ------   -------- --------- --------

    Outstanding  at beginning of year   150,000    $2.53                       -
    Granted                             421,500    $2.56    150,000   $2.53
    Exercised                              -          -        -        -
    Forfeited                           (40,000)   $2.56       -        -
    Canceled                               -          -        -        -
                                        ________  ________  _______  ________
    Outstanding at the end of year      531,500    $2.55    150,000   $2.53
                                        ========  ========  =======  ========
    Exercisable at end of year          357,000    $2.55       -        -
                                        ========  ========  =======  ========
    Available for future grants          68,500             450,000
                                        ========            =======

           SUPERIOR ENERGY SERVICES, INC.
                  AND SUBSIDIARIES

     Notes to Consolidated Financial Statements

 (10)  Stockholders Equity (continued)

    The   Company   accounts   for  its  stock  based
    compensation under the principles prescribed by
    the Accounting Principles Board's Opinion No. 25,
    Accounting for Stock Issued to Employees (Opinion
    No. 25).   Accordingly, stock options awarded under
    the Incentive Plan are considered to be
    "non-compensatory" and do not result in the recognition of compensation expense.

    In   October   1995,   the  Financial  Accounting
    Standards Board issued Statement of Financial
    Accounting Standards (FAS) No. 123 Accounting for
    Stock-Based Compensation,which encouraged the use
    of  fair  value based method  of  accounting  for
    compensation expense associated with stock option
    and similar  plans.  However, FAS No. 123 permits
    the continued  use  of  the  value  based  method
    prescribed   by   Opinion  No.  25  but  required
    additional  disclosures,   including   pro  forma
    calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by FAS No. 123 had been applied in 1996 and 1995. The pro forma data presented below is not representative of the effects on reported amounts for future years because FAS No.
    123 does not apply to awards prior to 1995 and additional awards are expected in the future (in thousands, except per share amounts).

                                 As  Reported          Pro forma
                                 ------------          ---------
                                 1996      1995       1996      1995
                                 ----      ----       ----      ----

    Net income (loss)          $  3,932   $(3,355)    $ 3,798   $ (3,355)
                               ========   ========    =======   =========
    Earnings per share         $   0.22   $ (0.38)    $  0.22   $  (0.38)
                               ========   ========    =======   =========
    Average shares
      outstanding            17,618,711 8,847,946  17,618,711   8,847,946
                             ========== =========  ==========  ==========
    Average fair
    value of grants
    during the year                   -          -  $    0.58   $    0.57
                              ========== =========  =========== ==========
    Black-Scholes
    option pricing model
    assumptions:
     Risk free interest rate                              6.1%        5.9%
     Expected life (years)                                  3           3
     Volatility                                          20.6%       20.6%
     Dividend yield                                        -0-         -0-
                                                        =======    ========

(11)Commitments and Contingencies

    The Company leases certain office, service  and
    assembly  facilities  under  operating  leases.
    The  leases  expire  at  various dates over the
    next  several years.  Total  rent  expense  was
    $169,000  in  1996 and $85,000 in 1995.  Future
    minimum  lease  payments  under  non-cancelable
    leases for the five  years  ending December 31,
    1996  through  2000 are as follows:   $243,000,
    $198,000,   $93,000,    $54,000    and    none,
    respectively.

           SUPERIOR ENERGY SERVICES, INC.
                  AND SUBSIDIARIES

     Notes to Consolidated Financial Statements

(11)  Commitments and Contingencies (continued)

    From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on its business or operations.

(12)  Related Party Transactions

    The    Company   has   entered   into   certain
    transactions  which  have given rise to amounts
    payable to the shareholders.   The  balances at
    December 31, 1996 and 1995 were $1,171,000  and
    $3,422,000, respectively.

    Due to shareholders at December 31, 1996 is primarily for the undistributed earnings in sub-chapter S corporations prior to December
    31, 1994. Due to shareholders at December 31,
    1995 consisted of $2,000,000 paid January 2,
    1996 to the former sole shareholder of Oil Stop in the acquisition of that company and approximately $1,374,000 due to the former shareholders of Superior for undistributed earnings in sub-chapter S corporations prior to December 31, 1994.

    The Company paid consulting fees to a director,
    who  is not an employee, of $23,000 in 1996 and
    $25,000  in 1995.  The employment contract of a
    director,   who   is   a  former  officer,  was
    converted  to a consulting  agreement,  in  May
    1996.  He was  paid  $70,000 in 1996 under this
    agreement and will be  paid $60,000 in 1997 and
    1998.  The Company also paid a director, who is
    also  an  employee  and a shareholder  rent  of
    approximately $46,200  in  1996  and  $2,400 in
    1995.   The  Company is obligated to make  such
    rent payments in the future as follows: $46,200 in 1997 and $46,200 in 1998. The Company also paid an employee $36,000 in 1995 for the rent of two facilities. As of December 31, 1995, the Company negotiated the cancellation of lease with an officer and director in the amount of $125,000.

Item 8.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 9.Directors, Executive Officers, Promoters  and
       Control Persons; Compliance with Section 16(a) of the Exchange Act

Information  required  by this item will be included
in  the  Company's  definitive  proxy  statement  in
connection   with  its  1997   Annual   Meeting   of
Stockholders   and   is   incorporated   herein   by
reference.

         SUPERIOR ENERGY SERVICES, INC.
                AND SUBSIDIARIES

   Notes to Consolidated Financial Statements

Item 10.      Executive Compensation

Information  concerning   directors   and  executive
officers required by this item will be  included  in
the   Company's   definitive   proxy   statement  in
connection   with   its   1997  Annual  Meeting   of
Stockholders   and   is   incorporated   herein   by
reference.


Item 11.  Security Ownership  of  Certain Beneficial
Owners and Management

Information required by this item will  be  included
in  the  Company's  definitive  proxy  statement  in
connection   with   its   1997   Annual  Meeting  of
Stockholders   and   is   incorporated   herein   by
reference.


Item   12.    Certain   Relationships   and  Related
Transactions

Information  required by this item will be  included
in  the  Company's  definitive  proxy  statement  in
connection   with   its   1997   Annual  Meeting  of
Stockholders   and   is   incorporated   herein   by
reference.

Item 13.  Exhibits and Reports on Form 8-K

   (a)  Exhibits.  Reference is made to the  Exhibit
Index beginning on page E-1 hereof.

   (b)  Reports on Form 8-K.  None

                        SIGNATURES

In  accordance with Section 13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Superior Energy Services, Inc.

                                /s/ Terence E. Hall
                            By:_____________________________
                                    Terence E. Hall
                                Chairman of the Board,
                                Chief Executive Officer and
                                      President

In  accordance with the Exchange Act, this report has been
signed  below  by  the  following persons on behalf of the
Registrant  and  in  the  capacities   and  on  the  dates
indicated.

Signature                       Title                Date
---------                       -----               ------

/s/ Terence E. Hall     Chairman of the Board,   March 28, 1997
____________________    Chief Executive Officer
Terence E. Hall              and President
                       (Principal Executive Officer)

/s/ Robert S. Taylor
_____________________   Chief Financial Officer   March 28, 1997
Robert S. Taylor       (Principal Financial and
                          Accounting Officer)

/s/ Ernest J. Yancey, Jr.
_____________________        Director             March 28, 1997
Ernest J. Yancey, Jr.

/s/ James E. Ravannack
_____________________        Director             March 28, 1997
James E. Ravannack

/s/ Richard J. Lazes
_____________________        Director             March 28, 1997
Richard J. Lazes

/s/ Kenneth C. Boothe
_____________________        Director             March 28, 1997
Kenneth C. Boothe

/s/ Bradford Small
_____________________        Director             March 28, 1997
Bradford Small

/s/ Justin L. Sullivan
_____________________        Director             March 28, 1997
Justin L. Sullivan

                      EXHIBIT INDEX

Exhibit
  No.                     Description

2.1    Agreement and Plan of Reorganization, dated March 23,
       1995, as amended, among the Company, Superior Well
       Service, Inc. and each of the Shareholders of Superior.(1)

2.2 Agreement and Plan of Reorganization, dated May 22, 1995, as amended, among the Company, Oil Stop, Inc. and the Sole
       Shareholder of Oil Stop.(1)

3.1    Composite of the Company & Certificate of Incorporation.(2)

3.2    Composite of the Company's By-laws.(3)

4.1    Form of Unit Purchase Option. (4)

4.2    Form of Class B Warrant Agreement. (4)

4.3    Class B Warrant Certificate. (5)

4.4    Stock Certificate. (5)

4.5    Purchase Option dated July 7, 1992 as amended dated
       August 16, 1995. (6)

4.6    Form of Private Warrant dated January 18, 1995. (6)

4.7    Class A Warrant Agreement dated July 7, 1992 between the
       Company and American Stock Transfer & Trust Company. (7)

4.8    Specimen Class A Warrant Certificate.(7)

10.1   Commercial Business Loan Agreement dated June 6, 1996
       by and among Whitney National Bank and the Company. (8)

10.2   Promissory Note dated February 28, 1997 payable by the
       Company to Whitney  National Bank in the amount of $4,000,000.

10.3 Agreement and Plan of Merger dated September 15, 1996, by and among the Company, Dimensional Oil Field Acquisition, Inc., Dimensional Oil Field Services, Inc. and Emmett E. Crockett, Evelyn Crockett, George K. Crockett and Robert
       L. Crockett.(9)

10.4 Agreement and Plan of merger dated July 30, 1996 by and among the Company, Baytron Acquisition, Inc., Baytron,
       Inc. James Edwards and Judy Edwards dated July 30, 1996.(3)

10.5 Stock Purchase Agreement dated February 28, 1997, by and between Superior Energy Services, Inc. and John C. Gordon.(10)

10.6   1991 Stock Option Plan.(1)

10.7   1995 Stock Incentive Plan.(1)

10.8   Joint Venture Agreement between G&L Tool Company and
       Superior Fishing and Rental, Inc. dated January 8, 1996.(3)

10.9   Form of Consultant Option amended.(4)

10.10   Commercial Lease Purchase Agreement dated October 1,
       1994, between the Knight Family Trust and Small Fishing &
       Rental, Inc.(11)

10.11 Commercial Lease, dated April 21, 1993, between Artesia and Small Fishing and Rental, Inc.(11)

Exhibit
    No.             Description


10.12  Commercial Lease Purchase Agreement dated October 1,
       1994, between the Knight Family trust and Small Fishing
       & Rental, Inc.(11)

10.13  Lease of Commercial Property dated March 1, 1994 between
       Oil Stop, Inc. and Richard Lazes.(11)

10.14 Employment Agreement between the Company and each of Terence E. Hall, Ernest J. Yancey and James Ravannack.(11)

10.15   Employment Agreement between the Company and Richard
       J. Lazes.(11)

10.16  Employment Agreement between the Company and Kenneth C.
       Boothe.(11)

21     Subsidiaries of the Company.(3)

23.5   Consent of KPMG Peat Marwick LLP.

27.1   Financial Data Schedule.

_________________

(1) Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement dated September 29, 1995.
(2) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996.
(3) Incorporated by reference to the Company's Form SB-2 (Registration Statement No. 333-15987).
(4) Incorporated by reference to Amendment No. 1 to the Company's Form S-4 on Form SB-2 (Registration Statement
       No. 33-94454)
(5) Incorporated by reference to Amendment No. 6 to the Company's Form S-4 on Form SB-2 (Registration No. 33-94454).
(6) Incorporated by reference to Amendment No. 3 to the Company's Form S-4 on Form SB-2 (Registration Statement
       No. 33-94454).
(7) Incorporated by reference to the Company's Registration Statement on Form S-18 (Registration Statement No. 33-48460FW).
(8) Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1996.
(9)    Incorporated by reference to the Company's Form 8-K dated
       September 16, 1996.
(10)   Incorporated by reference to the Company's Form 8-K dated
       February 28, 1997.
(11) Incorporated by reference to the Company's Form S-4 (Registration Statement No. 33-94454).