Form 10QSB
period 1997-03-31
SUPERIOR ENERGY SERVICES INC
filed 1997-05-15
CIK 886835

=============================================================================

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)
   X            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1997

                                    or

                 TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period From .........to........

                      Commission File No. 0-20310


                     SUPERIOR ENERGY SERVICES, INC.
      (Exact name of small business issuer as specified in its charter)

          Delaware                                      75-2379388
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 1503 Engineers Road
 Belle Chasse, New Orleans, LA                            70037
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

Yes   X     No


     The number of shares of the Registrants' common stock outstanding on April 30, 1997 was 19,027,867


 PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                    SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                         Condensed Consolidated Balance Sheets
                          March 31, 1997 and December 31, 1996
                                     (in thousands)

                                           3/31/97         12/31/96
                                         (Unaudited)      (Audited)
ASSETS
Current assets:
  Cash and cash equivalents               $    726        $    433
  Accounts receivable - net                  9,120           6,966
  Inventories                                1,223           1,197
  Deferred income taxes                        137             137
  Other                                        436             345
                                          --------        --------

             Total current assets           11,642           9,078

Property, plant and equipment - net         15,391           9,894

Goodwill - net                              10,738           8,239

Patent - net                                 1,101           1,126
                                          --------        --------

           Total assets                   $ 38,872        $ 28,337
                                          ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable - bank                    $  1,425        $    351
  Accounts payable                           2,342           1,800
  Notes payable - other                        903           1,171
  Unearned income                              519             392
  Accrued expenses                           1,159           1,362
  Income taxes payable                       1,243           1,208
  Other                                        200             200
                                          --------        --------

           Total current liabilities         7,791           6,484
                                          --------        --------

Deferred income taxes                        2,349           1,254
Long-term debt                               4,975             250
Stockholders' equity
  Preferred stock of $.01 par value.
     Authorized, 5,000,000 shares;
     none issued                                 -               -
  Common stock of $.001 par value.
     Authorized, 40,000,000 shares;
     issued, 19,027,867                         19              19
  Additional paid-in capital                21,437          19,551
  Retained earnings                          2,301             779
                                          --------        --------

          Total stockholders' equity        23,757          20,349
                                          --------        --------

          Total liabilities and
             stockholders' equity         $ 38,872        $ 28,337



                    SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Operations
                       Three Months Ended March 31, 1997 and 1996
                         (in thousands, except per share data)
                                      (unaudited)


                                             1997             1996
                                             ----             ----
Revenues                                  $    9,180       $    4,640
                                          ----------       ----------
Costs and expenses:
  Costs of services                            4,298            2,271
  Depreciation and amortization                  491              293
  General and administrative                   2,034            1,182
                                          ----------       ----------

          Total costs and expenses             6,823            3,746
                                          ----------       ----------

Income from operations                         2,357              894

Other income(expense):
  Interest expense                               (85)             (30)
  Other                                            -              165

       Income before income taxes              2,272            1,029

Provision for income taxes                       750              309
                                          ----------       ----------

Net income                                $    1,522       $      720
                                          ==========       ==========
Net income per common
  share and common share
  equivalent                              $     0.08       $     0.04
                                          ==========       ==========

Weighted average shares outstanding       20,322,300       17,072,916
                                          ==========       ==========


                    SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Cash Flows
                       Three Months Ended March 31, 1997 and 1996
                                     (in thousands)
                                      (unaudited)


                                              1997             1996
Cash flows from operating activities:
   Net income                                           $  1,522   $    720
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                         491        293
       Unearned income                                       126       (174)
       Changes in operating assets and liabilities,
         net of acquisition:
           Accounts receivable                            (1,364)       401
           Notes receivable                                    -          -
           Inventories                                       (18)       (78)
           Other - net                                       205       (103)
           Accounts payable                                  388       (773)
           Due to shareholders                              (268)       (15)
           Accrued expenses                                 (338)      (109)
           Income taxes payable                              (21)       107
                                                        --------   --------
Net cash provided by operating activities                    723        269
                                                        --------   --------

Cash flows from investing activities:
   Acquisition of business, net of cash acquired          (3,917)         -
   Payments for purchases of property and equipment       (1,258)      (221)
   Proceeds from sale of property and equipment                -        351
   Deferred payment for acquisition of Oil Stop, Inc.          -     (2,000)
                                                        --------   --------
       Net cash used in investing activities              (5,175)    (1,870)
                                                        --------   --------

Cash flows from financing activities:
   Notes payable - bank                                    4,745     (1,015)
                                                        --------   --------
       Net cash provided by (used in) financing
         activities                                        4,745     (1,015)
                                                        --------   --------

       Net increase (decrease) in cash                       293     (2,616)

Cash and cash equivalents at beginning of period             433      5,068
                                                        --------   --------

Cash and cash equivalents at end of period              $    726   $  2,452
                                                        ========   ========


                       SUPERIOR ENERGY SERVICES, INC.
                              AND SUBSIDIARIES

            Notes to Condensed Consolidated Financial Statements
                 Three Months Ended March 31, 1997 and 1996


(1)  Basis of  Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and the accompanying notes and Management's Discussion and Analysis or Plan of Operation.

The financial information for the three months ended March 31, 1997 and 1996, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 1997 presentation.

(2) Business Combinations

The Company, pursuant to a stock purchase agreement dated February 28, 1997, acquired all of the outstanding common stock of Nautilus Pipe & Tool Rental, Inc. and Superior Bearing & Machine Works, Inc. (collectively doing business as "Concentric Pipe & Tool Rentals") for $4,000,000 cash, 420,000 restricted shares of the Company's common stock and a promissory note in the principal amount of $2,150,000. The amount payable under the promissory note is subject to certain contingencies and is not reflected in the purchase price which approximated $5,838,000. Concentric Pipe & Rental Tools is engaged in the business of renting specialized equipment used in the exploration, development and production of oil and gas and has operating facilities in Houma and Lafayette, Louisiana.

Subsequent to March 31, 1997, the Company acquired all of the outstanding common stock of F & F Wireline Service, Inc. for $900,000 cash and a promissory note of $600,000. The amount payable under the promissory note is subject to certain minimum earnings requirements through December 31, 1999.


Item 2. Management's Discussion and Analysis or Plan of Operation

Comparison of the Results of Operations for the Quarter Ended March 31, 1997 and 1996

Net income for the quarter ended March 31, 1997 increased 111% to $1,522,000
from  $720,000   for the quarter ended March 31, 1996.  Earnings  per  share increased to $.08 per share from $.04 per share in the prior period.

The Company's revenues increased 98% to $9,180,000 for the quarter ended March 31, 1997 as compared to $4,640,000 for the quarter ended March 31, 1996. Approximately 60% of the increase in revenues is the effect of acquisitions made in the last year, including the acquisition of Concentric Pipe & Tool Rentals which was consummated on February 28, 1997. The remaining increase is a result of increased levels of activity in plug and abandonment and the continuing expansion of the Company's oilfield rental tool business.

Gross margins increased to 53.2% for the quarter ended March 31, 1997 from 51.1% for the quarter ended March 31, 1996. The increase is primarily the result of decreased usage of rented marine equipment, greater service efficiencies and an increase in the gross margin attributable to the rental tool and data acquisition businesses which tend to have higher margins than the plug and abandonment business.

Depreciation and amortization increased nearly 68% in the quarter ended March 31, 1997 over the quarter ended March 31, 1996. Most of this increase is associated with the acquisitions made in the past year. General and administrative expenses were 22.2% of revenue for the quarter ended March 31, 1997 as compared to 25.5% of revenues for the quarter ended March 31, 1996.

Capital Resources and Liquidity

Net cash generated from operations was $723,000 for the first quarter ended March 31, 1997. This is an increase of $454,000 as compared to the first quarter ended March 31, 1996. The Company's working capital position improved to $3,851,000 at March 31, 1997 as compared to $2,594,000 at December 31, 1996. The company's current ratio also improved from 1.4 at December 31, 1996 to nearly 1.5 at March 31, 1997.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $2,848,000 for the quarter ended March 31, 1997 as compared to $1,187,000 for the quarter ended March 31, 1996. The increase in EBITDA is a result of the Company's increased activity levels and the impact of the Company's acquisitions in the last year.

In February 1997, the Company acquired all of the outstanding common stock of Nautilus Pipe & Tool Rental, Inc. and Superior Bearing & Machine Works, Inc. (collectively doing business as "Concentric Pipe & Tool Rentals") for $4,000,000 cash, a promissory note in the principal amount of $2,150,000 and 420,000 shares of the Company's restricted common stock. The amount payable under the promissory note is subject to certain minimum earnings requirements through December 31, 1999.

On April 30, 1997, the Company acquired all of the outstanding common stock of F & F Wireline Service, Inc. for $900,000 and a promissory note in the amount of $600,000. The amount payable under the promissory note is subject to certain minimum earnings requirements through December 31, 1999.

In February 1997, in connection with the Company's acquisition of Concentric Pipe & Tool Rentals, the Company borrowed $4,000,000, which bears interest at the lender's prime rate and requires no principal payments through December 31, 1997 at which time it will convert to a five or seven year term loan (at the Company's option) with principal and interest payable monthly at an interest rate of 8.25%.

The Company also maintains a revolving credit facility of $4.0 million. At March 31, 1997 there was approximately $1,185,000 outstanding under this facility. Management believes the combination of working capital, the revolving credit facility and cash flow from operations provide the company with sufficient resources and liquidity to mange its routine operations. Any strategic acquisitions will be funded with borrowed cash, newly issued common stock or a combination of cash and common stock.

Inflation has not had a significant effect on the Company's financial condition or operations in recent years.


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

On February 28, 1997, the Company acquired all of the outstanding common stock of Nautilus Pipe & Tool Rental, Inc. and Superior Bearing & Machine Works, Inc. for, among other things, 420,000 shares of the Company's Common Stock. These shares were issued in a transaction that did not involve a public offering within the meaning of Section 4(2) of the Securities Act of 1933 and were also issued solely to an accredited investor pursuant to
Section 4(6) thereunder.

The Company also issued 10,822 shares of common stock to an employee in connection with his severance. These shares were issued in a transaction that did not involve a public offering within the meaning of Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

a)  The following exhibits are filed with this Form 10-QSB

    2.1 Stock Purchase Agreement between Superior Energy Services, Inc. and John C. Gordon dated as of February 28, 1997. Incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated March 14, 1997.

   27.1  Financial Data Schedule

b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K under items 2 and 7 dated March 14, 1997 reporting the acquisition, pursuant to a merger of Nautilus Pipe & Tool Rental, Inc. and Superior Bearing & Machine Works, Inc..



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SUPERIOR ENERGY SERVICES, INC.



Date:  May 14, 1997                 By: /s/ Terence E. Hall
                                       -------------------------------
                                                Terence E. Hall
                                       Chairman of the Board,
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)



Date:  May 14, 1997                 By: /s/ Robert S. Taylor
                                       -------------------------------
                                               Robert S. Taylor
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)