Form 10KSB/A
period 1996-12-31
SUPERIOR ENERGY SERVICES INC
filed 1997-05-29
CIK 886835

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                          Form 10-KSB/A

       AMENDMENT 1 TO ANNUAL REPORT FILED MARCH 31, 1997
            PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1996

                  Commission File Number 0-20310


                  SUPERIOR ENERGY SERVICES, INC.
        (Name of small business issuer in its charter)

              Delaware                  75-2379388
              (State or other           (I.R.S.
              jurisdiction of           Employer
              incorporation or          Identification
              organization)             No.)

              1503 Engineers Road
              Belle Chasse, LA          70037
              (Address of principal     (Zip Code)
              executive offices)

          Issuer's telephone number:  (504) 393-7774

   Securities registered pursuant to Section 12(b) of the Act:

                                NONE

   Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock
                           Class A Warrants
                           Class B Warrants

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.    Yes   X

Revenues for the year ended December 31, 1996 were $23,638,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 14, 1997 based on the
closing  price  on   Nasdaq  National  Market  on  that  date  was
$30,608,000.

The number of shares of the registrant's common stock outstanding on March 14, 1997 was 19,017,045.

Transitional Small Business  Disclosure  Format  (check  one): Yes
 ;  No   X



Item  9.Directors,  Executive  Officers,  Promoters and Control
      Persons; Compliance with Section 16(a)  of  the  Exchange
      Act.

      The following table sets forth certain information, as of April 30, 1997, with respect to each director and executive officer of the Company. Unless otherwise indicated, the person has been engaged in the principal occupation shown for the past five years.

       Name and Age                            Position
       ------------                            --------
Terence E. Hall, 51                Chairman of the Board, Chief
                                   Executive Officer,
                                   President and Director

Ernest J. Yancey, Jr., 48          Vice President and Director

James E. Ravannack, 36             Vice President and Director

Richard J. Lazes, 48               President of Oil Stop and Director

Kenneth C. Boothe, 52              Director

Bradford Small, 34                 Director

Justin L. Sullivan, 57             Director

Robert S. Taylor, 43               Chief Financial Officer


Terence E. Hall has served as the Chairman of the Board, Chief Executive Officer, President and a Director of the Company since December 1995. Since 1989, he has served as President and Chief Executive Officer of the following wholly-owned subsidiaries of the Company: Superior Well Service, Inc. ("Superior Well") and Connection Technology, Ltd.

Ernest  J.  Yancey,  Jr.  has  served  as a Vice President  and
Director of the Company since December 1995.   Since  1989,  he
has served as Vice President - Operations of Superior Well.

James E. Ravannack has served as a Vice President and Director of the Company since December 1995. Since, 1989, he has served as Vice President - Sales of Superior Well.

Richard J. Lazes has served as a Director of the Company since December 1995. In May 1990, Mr. Lazes founded Oil Stop, Inc., a wholly-owned subsidiary of the Company since its acquisition in December, 1995, and has served as its President since then.

Kenneth C. Boothe has served as a Director since 1991. Mr. Boothe served as Chief Executive Officer and President of the Company from October 1993 until December 1995 and as President of the Company's wholly-owned subsidiary, Small's Fishing & Rental, Inc., until May 1996. Mr. Boothe is now the senior partner with Boothe, Vassar, Fox & Fox, certified public accountants, Big Spring, Texas.

Bradford Small has served as a Director of the Company since December 1993. From January 1991 until May 1995 he served as minister of Western Hills Church of Christ in Amarillo, Texas. From May 1995 to May 1996 he served as minister of Highlands Church of Christ in Lakeland, Florida. From May 1996 to the present, Mr. Small has served as minister of Amarillo South Church of Christ in Amarillo, Texas.

Justin L. Sullivan has served as a Director of the Company since December 1995. Mr. Sullivan has been a business consultant to various companies since May 1993. From October 1992 to May 1993, Mr. Sullivan served as President of Plywood Panels, Inc., a manufacturer and distributor of plywood paneling and related wood products. From 1967 to September 1992 he served as Vice President, Treasurer and Director of Plywood Panels, Inc. and its predecessor entities.

Robert S. Taylor has served as Chief Financial Officer since March 1996. From May 1994 to January 1996, he served as Chief Financial Officer of Kenneth Gordon (New Orleans), Ltd. From November 1989 to May 1994 he served as Chief Financial Officer of Plywood Panels, Inc., a manufacturer and distributor of plywood paneling and related wood products. Prior thereto, Mr. Taylor served as controller for Plywood Panels, Inc. and Corporate Accounting Manager of D.H. Holmes Company, Ltd.


Item 10.  Executive Compensation

Summary of Executive Compensation

      The following table summarizes, for each of the fiscal years during which the below named individuals served as officers of the Company, the compensation of the Company's Chief Executive Officer and the most highly compensated officers of the Company whose aggregate cash compensation exceeded $100,000 in all the capacities in which they served (the "Named Officers").


                          Summary Compensation Table
                                                               Long-Term
                                                              Compensation
                                                                 Awards
                                                              -------------
                                                                Securities
                                                                Underlying
Name and                              Annual Compensaiton        Options/     All Other
Principal Position           Year     Salary      Bonus            SARs       Compensation(1)
-------------------          ----     ------      -----        -----------    ------------
Terence E. Hall (2)          1996    $300,264    $137,500             0          $951
                             1995      12,500           0        44,000             0

Ernest J. Yancey  (3)        1996     121,848      60,950             0           372
                             1995       5,000           0        44,000             0

James E. Ravannack (3)       1996     120,182      60,950             0           379
                             1995       5,000           0        44,000             0

Kenneth Blanchard (4)        1996     120,129      60,950        17,500           380
                             1995       5,000           0        18,000             0

Charles P. Funderburg (4)    1996     107,002      60,950        20,000           378
                             1995       3,500           0             0             0

____________

(1)   Comprised of the Company's matching contributions to the 401(k) Plan.
(2) Terence E. Hall became Chairman of the Board, CEO and President on December 13, 1995.
(3) Ernest J. Yancey and James E. Ravannack became Vice Presidents and Directors on December 13, 1995.
(4) Kenneth Blanchard and Charles P. Funderburg became Vice Presidents on December 13, 1995.


Director Compensation

      Each  director  is  paid  a  director's  fee  of  $250 for each Board and
committee  meeting  attended.   Directors  are also reimbursed  for  reasonable
expenses incurred in attending Board and committee meetings.


Employment Agreements

      The Company entered into employment agreements in December 1995 with each of Terence E. Hall, Ernest J. Yancey, Jr., James E. Ravannack, Kenneth Blanchard and Richard J. Lazes (the "Executives"), providing for minimum annual salaries of $300,000, $120,000, $120,000, $120,000 and $162,500, respectively, with 5% increases over and above the preceding year's salary during the term of the agreement. Under the employment agreements, Messrs. Hall, Yancey, Ravannack and Blanchard were granted ten-year options to purchase 44,000, 44,000, 44,000 and 18,000 shares of Common Stock, respectively, at $2.53 per share. Under the agreements, the Executives are provided with benefits under any employee benefit plan maintained by the Company for its employees generally, or for its executives and key management employees in particular, on the same terms as are applicable to other senior executives of the Company.

      In addition to salary and benefits, each of Messrs. Hall, Yancey, Ravannack and Blanchard receive an annual bonus calculated as a percentage of the Company's year-end pre-tax, pre-bonus annual income ("Company's Income"), and Mr. Lazes receives an annual bonus calculated as a percentage of Oil Stop's year-end pre-tax, pre-bonus annual income ("Oil Stop's Income"). Mr. Hall's bonus is an amount equal to 1% of the Company's Income if the Company's Income is greater than $1.8 million but less than or equal to $2.0 million, 2% of the Company's Income if the Company's Income is greater than $2.0 million but less than or equal to $2.25 million, or 3% of the Company's Income if the Company's Income is greater than $2.25 million. The bonus for each of Messrs. Yancey, Ravannack and Blanchard is an amount equal to .443% of the Company's Income if the Company's Income is greater than $1.8 million but less than or equal to $2.0 million, .886% of the Company's Income if the Company's Income is greater than $2.0 million but less than or equal to $2.25 million, or 1.33% of the Company's Income if the Company's Income is greater than $2.25 million. Mr. Lazes' bonus is an amount equal to 5% of Oil Stop's Income that is greater than $1.0 million but less than or equal to $1.5 million, 7.25% of Oil Stop's Income that is greater than $1.5 million but less than or equal to $2.0 million, and 10% of Oil Stop's Income that is greater than $2.0 million.

      The terms of the employment agreements, except for Mr. Hall's agreement, will continue until December 13, 1998 unless earlier terminated as described below. The term of Mr. Hall's employment agreement will continue until December 13, 2000 unless earlier terminated as described below. The term of Mr. Hall's agreement will automatically be extended for one additional year unless the Company gives at least 90 days' prior notice that it does not wish to extend the term.

      Each employment agreement provides for the termination of the Executive's employment: (i) upon the Executive's death; (ii) by the Company or the Executive upon the Executive's disability; (iii) by the Company for cause, which includes willful and continued failure substantially to perform the Executive's duties, or willful engaging in misconduct that is materially injurious to the Company, provided, however, that prior to termination, the Board of Directors must find that the Executive was guilty of such conduct; or
(iv) by the Executive for good reason, which includes a failure by the Company to comply with any material provision of the agreement that has not been cured after ten days' notice. For a period of two years after any termination, the Executive will be prohibited from competing with the Company.

      Upon termination due to death or disability, the Company will pay the Executive all compensation owing through the date of termination and a benefit in an amount equal to nine-month's salary. Upon termination by the Company for cause or upon termination by the Executive for other than good reason, the Executive will be entitled to all compensation owing through the date of termination. Upon termination by the Executive for good reason, the Executive will be entitled to all compensation owing through the date of termination plus his current compensation and the highest annual amount payable to Executive under the Company's compensation plans multiplied by the greater of two or the number of years remaining in the term of the Executive's employment under the agreement. In addition, if the termination arises out of a breach by the Company, the Company will pay all other damages to which the Executive may be entitled as a result of such breach.

1995 Stock Option Plan

      In October 1995, the Company adopted the 1995 Stock Incentive Plan (the "Incentive Plan") to provide long-term incentives to its key employees, including officers and directors who are employees of the Company (the "Eligible Employees"). Under the Incentive Plan, which is administered by the Compensation Committee of the Board of Directors (the "Committee"), the Company may grant eligible employees incentive stock options, non-qualified stock options, restricted stock, stock awards or any combination thereof (the "Incentives"). The Committee establishes the exercise price of any stock options granted under the Incentive Plan, provided that the exercise price may not be less than the fair market value of the Common Stock on the date of grant. The option exercise price may be paid in cash, in Common Stock held for at least six months, in a combination of cash and Common Stock, or through a broker-assisted exercise arrangement approved by the Committee.

      A total of 600,000 shares of Common Stock are available for issuance under the Incentive Plan. Incentives with respect to no more than 200,000 shares of Common Stock may be granted to any single Eligible Employee in one calendar year. Proportionate adjustments will be made to the number of shares of Common Stock subject to the Incentive Plan, including the shares subject to outstanding Incentives, in the event of any recapitalization, stock dividend, stock split, combination of shares or other change in the Common Stock. In the event of such adjustments, the purchase price of any outstanding option will be adjusted as and to the extent appropriate, in the reasonable discretion of the Committee, to provide participants with the same relative rights before and after such adjustments.

      All outstanding Incentives will automatically become exercisable and fully vested and all performance criteria will be deemed to be waived by the Company upon (a) a reorganization, merger of consolidation of the Company in which the Company is not the surviving entity, (b) the sale of all or substantially all of the assets of the Company, (c) a liquidation or dissolution of the Company, (d) a person or group of persons other than any employee benefit plan or the Company becoming the beneficial owner of 30% or more of the Company's voting stock or (e) the replacement of a majority of the Board of Directors in a contested election (a "Significant Transaction"). The Committee also has the authority to take several actions regarding outstanding Incentives upon the occurrence of a Significant Transaction, including requiring that outstanding options remain exercisable only for a limited time, providing for mandatory conversion of outstanding options in exchange for either cash payment or Common Stock, making equitable adjustments to Incentives or providing that outstanding options will become options relating to securities to which a participant would have been entitled in connection with the Significant Transaction if the options had been exercised.

      Subject to certain adjustments, Incentives with respect to 100,000 shares of Common Stock under the Incentive Plan are reserved for grant to employees of Oil Stop, Inc., subject to the discretion of the Committee to award such Incentives.

1996 Stock Option and Stock Appreciation Right Grants

      The following table contains information concerning the grant of stock options and stock appreciation rights ("SARs") to the Named Officers during 1996.

                       1996 Stock Option and SAR Grants

                                   % of Total
                    No. of Shares  Options/SARs
                     Underlying    Granted to
                    Options/SARs    Employees  Exercise or
Name                  Granted        in 1996   Base Price(1)   Expiration Date
----                 ---------     ----------  -------------   ---------------
Kenneth Blanchard      17,500         4.2%           $2.56      January 5, 2006
Charles P. Funderburg  20,000         4.7%           $2.56      January 5, 2006

____________

(1) These options will be exercisable as of the later to occur of (i) the option holder completing sixty months of continuous uninterrupted service with the Company or (ii) July 5, 1996.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      The following table indicates the beneficial ownership, as of April 30, 1997, of Common Stock for each director, Named Officer, each person known by the Company to own more than 5% of the outstanding shares of Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, all shares indicated as beneficially owned are held with sole voting and investment power.

Name and Address of              Amount and Nature
 Beneficial Owner(1)             of Beneficial Owner(1)      Percent of Class
--------------------             ----------------------      ----------------

Terence E. Hall(2)                    3,584,000(3)               18.8%

Ernest J. Yancey, Jr.(2)              2,416,000(3)               12.7%

James E. Ravannack(2)                 2,424,000(3)               12.7%

Richard J. Lazes                      1,800,000                   9.5%
804 First Avenue
Harvey, Louisiana  70058

Kenneth C. Boothe                       150,944(4)                 *
1001 East FM 700
Big Spring, Texas  79720

Kenneth Blanchard (2)                    75,500(5)                 *

Charles P. Funderburg (2)                76,000(6)                 *

Bradford Small                           25,000(7)                 *
4101 W. 45th, #2004
Amarillo, Texas  79109

Justin L. Sullivan                          --                    --
100 Napoleon Avenue
New Orleans, Louisiana  70115

All directors, executive officers    10,591,444                  55.0%
and 5% stockholders as a group
____________
*     Less than 1%.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.

(2) Messrs. Hall's, Yancey's, Ravannack's, Blanchard's and Funderburg's mailing address is 1503 Engineers Road, Belle Chasse, Louisiana 70037.

(3) Represents 44,000 shares of Common Stock that may be acquired upon the exercise of options.

(4) Represents 42,000 shares of Common Stock owned outright, 41,926 shares of Common Stock held in a trust, of which Kenneth Boothe is the sole voting trustee, 42,018 shares of Common Stock held in a corporation for the benefit of Darnell Small, Kenneth Boothe and Bradford Small with respect to which Kenneth Boothe has the sole voting discretion and 25,000 shares of Common Stock subject to issuance upon the exercise of options.

(5) Represents 35,500 shares of Common Stock that may be acquired upon the exercise of options.

(6) Represents 20,000 shares of Common Stock that may be acquired upon the exercise of options.

(7) Represents 25,000 shares of Common Stock that may be acquired upon the exercise of warrants. Does not include 41,926 shares of Common Stock held in a trust for the benefit of Mr. Small and his siblings, of which Kenneth Boothe is the sole voting trustee, or 57,018 shares of Common Stock held in a corporation for the benefit of Darnell Small, Kenneth Boothe and Bradford Small with respect to which Kenneth Boothe has the sole voting discretion.

Item 13.  Certain Relationships and Related Transactions

      In November 1994, Bradford Small loaned to the Company $150,000 payable on demand. In January 1995, the Company raised $600,000 in which it issued six units, each unit consisting of a $100,000 secured promissory note bearing interest at the rate of 10.5% per annum and warrants to purchase 16,667 shares of Common Stock at $1.00 per share of Common Stock. Mr. Small converted the demand loan for one and one-half of the units issued in this financing. This loan was repaid from the net proceeds of the Company's offering of Common Stock in December 1995.

      In October 1994, the Company entered into a lease purchase for blowout preventors with Kenneth Boothe. Payments in completion of the lease purchase amounted to $38,000 in 1995. The Company paid Mr. Boothe lease payments of $45,000 in 1995 for an office. In December 1995, the Company agreed with Mr. Boothe to cancel this lease as of December 31, 1995 and paid a lump sum of $125,000. In May 1996, the Company terminated the employment agreement with Mr. Boothe and in settlement of the employment agreement paid Mr. Boothe $70,000 in 1996 and agreed to pay him $60,000 in 1997 and 1998.

      The Company paid Justin Sullivan, a director, consulting fees of $25,000 and $23,000 in 1995 and 1996, respectively.

      The Company paid Richard Lazes, a director and employee, approximately $2,400 and $46,200 for rent in 1995 and 1996, respectively. The Company is obligated to make rent payments to Mr. Lazes in the amount of $46,200 in 1997 and 1998.


                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUPERIOR ENERGY SERVICES, INC.


                                          By:  /s/ Terence E. Hall
                                             --------------------------------
                                                   Terence E. Hall
                                                Chairman of the Board,
                                        Chief Executive Officer and President