Form 10QSB
period 1997-06-30
SUPERIOR ENERGY SERVICES INC
filed 1997-08-14
CIK 886835

===================================================================

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    X             OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                  or

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




  Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

 The number of shares of the Registrants' common stock outstanding on July 31, 1997 was 20,650,757

===================================================================



PART 1. FINANCIAL INFORMATION
=============================

Item 1. Financial Statements
----------------------------

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 1997 and December 31, 1996
(in thousands)

                                             6/30/97     12/31/96
                                           (Unaudited)   (Audited)
                                           -----------   ---------
ASSETS
Current assets:
 Cash and cash equivalents                 $    898    $    433
 Accounts receivable - net                   11,518       6,966
 Inventories                                  1,309       1,197
 Deferred income taxes                          137         137
 Other                                          668         345
                                            -------     -------
    Total current assets                     14,530       9,078

Property, plant and equipment - net          21,158       9,894

Goodwill - net                               17,559       8,239

Patent - net                                  1,077       1,126
                                            -------     -------
    Total assets                          $  54,324    $ 28,337
                                            =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable - bank                     $  3,183     $    351
 Accounts payable                            2,639        1,800
 Notes payable - other                         572        1,171
 Unearned income                               346          392
 Accrued expenses                            1,508        1,362
 Income taxes payable                          976        1,208
 Other                                           -          200
                                           -------      -------
    Total current liabilities                9,224        6,484
                                           -------      -------
Deferred income taxes                        3,570        1,254
Long-term debt                              10,310          250
Stockholders' equity
 Preferred stock of $.01 par value.
  Authorized, 5,000,000 shares;
  none issued                                    -            -
 Common stock of $.001 par value.
  Authorized, 40,000,000 shares;
  issued, 20,215,200                            20           19
 Additional paid-in capital                 27,136       19,551
 Retained earnings                           4,064          779
                                           -------      -------
    Total stockholders' equity              31,220       20,349
                                           -------      -------
    Total liabilities and
     stockholders' equity                 $ 54,324     $ 28,337
                                           =======      =======


SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 1997 and 1996
(in thousands)
 (unaudited)
                                   Three Months          Six Months
                                  1997      1996       1997     1996
                               -------   -------    -------   -------

Revenues                      $ 10,909  $  4,690   $ 20,089  $  9,330
                               -------   -------    -------   -------
Costs and expenses:
 Costs of services               4,995     2,142      9,293    4,413
 Depreciation and amortization     672       297      1,163      590
 General and administrative      2,459     1,007      4,493    2,189
                               -------   -------    -------  -------
    Total costs and expenses     8,126     3,446     14,949    7,192
                               -------   -------    -------  -------
Income from operations           2,783     1,244      5,140    2,138

Other income(expense):
 Interest expense                 (152)      (18)      (237)     (48)
 Other                               -        15          -      180
                               -------   -------    -------  -------
 Income before income taxes      2,631     1,241      4,903    2,270

Provision for income taxes         868       372      1,618      681
                               -------   -------    -------  -------
Net income                    $  1,763  $    869   $  3,285 $  1,589
                               =======   =======    =======  =======
Net income per common share
 and common share equivalent  $   0.08  $   0.05   $   0.16 $   0.09
                               =======   =======    =======  =======
Weighted average shares
outstanding                     22,241    17,087     21,912   17,080
                               =======   =======    =======  =======


SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 1997 and 1996
(in thousands)
(unaudited)
                                              1997             1996
                                              ----             ----

Cash flows from operating activities:
 Net income                              $   3,285        $   1,589
 Adjustments to reconcile net income
 to net cash provided by operating activities:
 Depreciation and amortization               1,163              590
 Unearned income                               (46)            (346)
 Changes in operating assets and liabilities,
  net of acquisitions:
      Accounts receivable                     (2,721)          (336)
 Inventories                                  (104)            (232)
 Other - net                                    24              (68)
 Accounts payable                              332           (1,611)
 Due to shareholders                          (862)             (26)
 Accrued expenses                               11              185
 Income taxes payable                         (610)             670
                                           --------         --------
Net cash provided by operating activities      472              415
                                           --------         --------
Cash flows from investing activities:
 Acquisitions of businesses,
 net of cash acquired                       (9,241)               -
 Payments for purchases of property
 and equipment                              (2,324)            (572)
 Proceeds from sale of property
 and equipment                                   -              357
                                           --------         --------
Net cash used in investing activities      (11,565)            (215)
                                           --------         --------
Cash flows from financing activities:
Notes payable - bank                        11,558           (1,154)
Deferred payment for acquisition of
  Oil Stop,Inc.                                  -           (2,000)
                                           --------         --------
Net cash provided by (used in)              11,558           (3,154)
                                           --------         --------
Net increase (decrease) in cash                465           (2,954)

Cash and cash equivalents at
 beginning of period                           433            5,068
                                           --------         --------
Cash and cash equivalents at
 end of period                            $    898         $  2,114
                                           ========         ========


SUPERIOR ENERGY SERVICES, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Six Months Ended June 30, 1997 and 1996


(1)  Basis of  Presentation
     ----------------------

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

The financial information for the six months ended June 30, 1997 and 1996, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 1997 presentation.


(2) Business Combinations
    ---------------------

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

The Company, pursuant to a stock purchase agreement dated April 30, 1997, acquired all of the outstanding common stock of F & F Wireline Service, Inc. for $900,000 cash and a promissory note in the principal amount of $600,000. The amount payable under the promissory note is subject to certain contingencies and is not reflected in the purchase price of $900,000. F & F Wireline Service, Inc. is located in Lake Charles, Louisiana and provides production wireline services on land and throughout the western Gulf of Mexico.

The Company, pursuant to an agreement and plan of merger dated May 31, 1997, acquired Tong Rentals and Supply Company, Inc. for $5,500,000 cash and 1,100,000 shares of the Company's common stock. Tong Rentals and Supply Company, Inc. rents power swivels, power tongs and related
equipment.   It operates offices in Lafayette, Louisiana  and  Houston
and Alice, Texas.


(3) New Accounting Pronouncement
    ----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 128, "Earnings Per Share " ("FAS No. 128"). SFAS No. 128 supersedes Opinion No. 15, will be effective for the Company's year ended December 31, 1997, and cannot be adopted earlier. After adoption, all prior period earnings per share must be restated to conform with SFAS No. 128. SFAS No. 128 will not have a material impact on the Company's earnings per share.


Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Comparison of the Results of Operations for the Quarter Ended June 30, 1997 and 1996

Net income for the quarter ended June 30, 1997 increased 103% to $1,763,000 from $869,000 for the quarter ended June 30, 1996. Earnings per share increased to $.08 per share from $.05 per share in the prior year period.

The Company's revenues increased 133% to $10,909,000 for the quarter ended June 30, 1997 as compared to $4,690,000 for the quarter ended June 30, 1996. Thirty-five percent of the increase in revenues is the result of increased levels of activity in plug and abandonment and the continuing expansion of the Company's oilfield rental tool business. The remainder of the increase is the result of the acquisitions the Company has made in the last year.

The gross margin for the quarters ended June 30, 1997 and 1996 were 54.2% and 54.3%, respectively. Increases in the gross margins in the second quarter of 1997 attributable to the oilfield rental and data acquisition businesses were largely offset by an increase in the use of rented marine equipment in the company plug and abandonment business.

Depreciation and amortization increased 126% in the quarter ended June 30, 1997 over the quarter ended June 30, 1996. Most of this increase is associated with the acquisitions made over the last year. General and administrative expenses increased 144% in the quarter ended June 30, 1997 over the quarter ended June 30, 1996. Of this increase, 66% is related to the acquisitions made in the last year while the remainder is the result of supporting the increased levels of revenues.

Comparison of the Results of Operations for the Six Months Ended June 30, 1997 and June 30, 1996


Net income for the six months ended June 30, 1997 increased 107% to $3,285,000 from $1,589,000 for the six month period ended June 30, 1996. Earnings per share increased to $.16 per share from $.09 in the six months ended June 30, 1996.

The Company's revenues increased 115% to $20,089,000 for the six months ended June 30, 1997 as compared to $9,330,000 for the six months ended June 30, 1996. Thirty-eight percent of the increase in revenues is the result of increased levels of activity in plug and abandonment and the continuing expansion of the Company's oilfield rental tool business. The remainder of the increase is the result of the acquisitions the Company has made in the last year.

Gross margins increased to 53.7% for the six months ended June 30, 1997 from 52.7% for the six months ended June 30, 1996. The increase in gross margin is the result of an increase in the gross margin attributable to the rental tool and data acquisition businesses, which tend to have higher gross margins than the plug and abandonment business. These increases were slightly offset by an increase in the use of rented marine equipment, primarily in the second quarter of 1997.

Depreciation and amortization increased 97% for the six months ended June 30, 1997 over the six months ended June 30, 1996. Most of the increase is the result of the acquisitions the Company has made in the past year. General and administrative expenses were 22.4% of revenue for the six months ended June 30, 1997 as compared to 23.5% of revenues for the six months ended June 30, 1996.


Capital Resources and Liquidity
-------------------------------

The Company's net cash generated from operations was $472,000 for the six months ended June 30, 1997 as compared to $415,000 for the six months ended June 30, 1996. The company's working capital position improved to $5,306,000 at June 30, 1997 as compared to $2,594,000 at December 31, 1996. The Company's current ratio also improved from 1.4 at December 31, 1996 to 1.6 at June 30, 1997.

The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $6,303,000 for the six months ended as compared to $2,728,000 for the six months ended June 30, 1996. The increase in EBITDA is the result of the Company's internal growth as well as the impact of the Company's acquisitions in last year.

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

On May 31, 1997, the Company acquired, pursuant to a statutory merger, Tong Rentals and Supply Company, Inc. for $5,500,000 and 1,100,000 shares of the Company's restricted common stock.

In February 1997, in connection with the Company's acquisition of Concentric Pipe & Tool Rentals, the Company borrowed $4,000,000, which bears interest at the lender's prime rate and requires no principal payments through December 31, 1997 at which time it will convert to a five or seven year term loan (at the Company's option) with principal and interest payable monthly at an interest rate of 8.25%. In May 1997, in connection with the Company's acquisition of Tong Rentals and Supply Company, Inc., the Company borrowed $5,500,000, which bears interest at the lender's prime rate and requires no principal payments through December 31, 1997 at which time it will convert to a five or seven year term loan with interest payable monthly at an interest rate of 8.25%.

The Company also maintains a revolving credit facility of $4.0 million. At June 30, 1997 there was approximately $2,665,000 outstanding under this facility. Management believes the combination of working capital, the revolving credit facility and cash flow from operations provide the Company with sufficient resources and liquidity to manage its routine operations. Any strategic acquisitions will be funded with internally generated funds, borrowed funds, newly issued common stock or a combination of cash, borrowings and common stock.

Inflation has not had a significant effect on the Company's financial condition or operations in recent years.



PART II.  OTHER INFORMATION
===========================

Item 2.  Changes in Securities
------------------------------

On May 31, 1997, the Company acquired Tong Rentals and Supply Company, Inc. for, among other things, 1,100,000 shares of the Company's Common Stock. These shares were issued in a transaction that did not involve a public offering within the meaning of Section 4(2) of the Securities Act of 1933 and were also issued solely to an accredited investor pursuant to Section 4(6) thereunder.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
a) The following exhibits are filed with this form 10-QSB:

10.1 Agreement and Plan of Merger dated May 31, 1997 by and among the Company, Tong Rentals and Supply Acquisition, Inc., Tong Rentals and Supply Company, Inc. and Rufus L. Patin, incorporated by reference to the Company's Form 8-K dated June 13, 1997.

27.1 Financial Data Schedule

b) Reports on Form 8-K.   The  Company filed a current report on Form
8-K under items 2 and 7 dated June 13, 1997 reporting the acquisition, pursuant to a merger, of Tong Rentals and Supply Company, Inc.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SUPERIOR ENERGY SERVICES, INC.


Date: August 12, 1997                          By: /s/ Terence E. Hall
                                                   -------------------
                                                       Terence E. Hall
                                                 Chairman of the Board,
                                 Chief Executive Officer and President
                                          (Principal Executive Officer)



Date: August 12, 1997                         By: /s/ Robert S. Taylor
                                                  --------------------
                                                      Robert S. Taylor
                                               Chief Financial Officer
                                   (Principal Financial and Accounting
                                                               Officer)