Form 10-Q
period 1997-09-30
SUPERIOR ENERGY SERVICES INC
filed 1997-10-31
CIK 886835

=======================================================================
		   U.S. SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C. 20549

				FORM 10-QSB

(Mark One)
    X            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
		   OF THE SECURITIES EXCHANGE ACT OF 1934
	      For the quarterly period ended September 30, 1997

				    or

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




     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The number of shares of the Registrants' common stock outstanding on October 27, 1997 was 25,190,426

============================================================================



 PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

		SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
		     Condensed Consolidated Balance Sheets
		   September 30, 1997 and December 31, 1996
				(in thousands)

						  9/30/97             12/31/96
						(Unaudited)           (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                      $   1,103            $     433
  Accounts receivable - net                         13,183                6,966
  Inventories                                        1,474                1,197
  Deferred income taxes                                137                  137
  Other                                                885                  345

	     Total current assets                   16,782                9,078

Property, plant and equipment - net                 23,193                9,894

Goodwill - net                                      17,347                8,239

Patent - net                                         1,052                1,126

	   Total assets                          $  58,374            $  28,337


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable - bank                           $    -               $     351
  Accounts payable                                   2,244                1,800
  Notes payable - other                                296                1,171
  Unearned income                                      173                  392
  Accrued expenses                                   2,166                1,362
  Income taxes payable                                 352                1,208
  Other                                               -                     200
						  ---------            ---------


	   Total current liabilities                 5,231                6,484
						  ---------            --------

Deferred income taxes                                3,570                1,254
Long-term debt                                       1,412                  250


Stockholders' equity
  Preferred stock of $.01 par value. Authorized,
     5,000,000 shares; none issued                     -                    -
  Common stock of $.001 par value. Authorized,
     40,000,000 shares; issued, 25,143,985              25                   19
  Additional paid-in capital                        41,620               19,551
  Retained earnings                                  6,516                  779
						  ---------            ---------

     Total stockholders' equity                     48,161               20,349
						  ---------            ---------

     Total liabilities and stockholders' equity  $  58,374            $  28,337



		SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
		Condensed Consolidated Statements of Operations
	   Three and Nine Months Ended September 30, 1997 and 1996
				(in thousands)
				  (unaudited)


					     Three Months             Nine Months
					  1997         1996         1997        1996
				      -----------   ----------   ----------   ----------


Revenues                              $   13,220    $    5,910   $   33,309   $   15,240

Costs and expenses:
  Costs of services                        5,442         2,716       14,735        7,129
  Depreciation and amortization              829           346        1,992          936
  General and administrative               3,063         1,359        7,556        3,548
				      -----------   -----------  -----------  -----------
	  Total costs and expenses         9,334         4,421       24,283       11,613
				      -----------   -----------  -----------  -----------

Income from operations                     3,886         1,489        9,026        3,627

Other income(expense):
  Interest expense                          (226)          (11)        (463)         (59)
  Other                                      -              (7)         -            173
				      -----------   -----------  -----------  -----------

       Income before income taxes          3,660         1,471        8,563        3,741

Provision for income taxes                 1,208           441        2,826        1,122
				      -----------   -----------  -----------  -----------

Net income                            $    2,452    $    1,030   $    5,737   $    2,619
				      ===========   ===========  ===========  ===========

Net income per common share and
   common share equivalent            $     0.11    $     0.06   $     0.28   $     0.15
				      ===========   ===========  ===========  ===========

Weighted average shares outstanding       22,126        17,614       20,259       17,259
				      ===========   ===========  ===========  ===========



		  SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
		  Condensed Consolidated Statements of Cash Flows
		   Nine Months Ended September 30, 1997 and 1996
				  (in thousands)
				    (unaudited)

							 1997        1996
							------      ------
Cash flows from operating activities:
   Net income                                        $   5,737   $   2,619
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                     1,992         936
       Unearned income                                    (219)       (519)
       Changes in operating assets and liabilities,
	  net of acquisitions:
	     Accounts receivable                        (4,387)     (1,044)
	     Inventories                                  (269)         14
	     Other - net                                  (395)        (70)
	     Accounts payable                              (63)     (1,186)
	     Due to shareholders                        (1,136)        (26)
	     Accrued expenses                              670         135
	     Income taxes payable                       (1,234)      1,111
						      ---------   ---------

Net cash provided by operating activities                  696       1,970
						      ---------   ---------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired      (9,256)     (2,349)
  Payments for purchases of property and equipment      (4,985)     (1,164)
  Proceeds from sale of property and equipment            -            357
						      ---------   ---------
	   Net cash used in investing activities       (14,241)     (3,156)
						      ---------   ---------

Cash flows from financing activities:
   Notes payable - bank                                   (524)       (308)
   Deferred payment for acquisition of Oil Stop, Inc.     -         (2,000)
   Proceeds from exercise of warrants                   14,739        -
    and stock options                                 ---------   ---------
	   Net cash provided by (used in)               14,215      (2,308)

	   Net increase (decrease) in cash                 670      (3,494)

Cash and cash equivalents at beginning of period           433       5,068
						      ---------   ---------

Cash and cash equivalents at end of period            $  1,103    $  1,574
						      =========   =========



			 SUPERIOR ENERGY SERVICES, INC.
				AND SUBSIDIARIES

	    Notes to Condensed Consolidated Financial Statements
		Nine Months Ended September 30, 1997 and 1996


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

The financial information for the nine months ended September 30, 1997 and 1996, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 1997 presentation.

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

The Company, pursuant to a stock purchase agreement dated April 30, 1997, acquired all of the outstanding common stock of F. & F. Wireline Service, Inc. for $900,000 cash and a promissory note in the principal amount of $600,000. The amount payable under the promissory note is subject to certain contingencies and is not reflected in the purchase price of $900,000. F. & F. Wireline Service, Inc. is located in Lake Charles, Louisiana and provides production wireline services on land and throughout the western Gulf of Mexico.


The Company, pursuant to an agreement and plan of merger dated May 31, 1997, acquired Tong Rentals and Supply Company, Inc. for $5,500,000 cash and 1,100,000 shares of the Company's common stock. Tong Rentals and Supply Company, Inc. rents power swivels, power tongs and related equipment. It operates offices in Lafayette, Louisiana and Houston and Alice, Texas.



(2) Business Combinations (continued)

Subsequent to September 30, 1997, the Company, pursuant to a stock purchase agreement dated October 3, 1997, acquired all of the outstanding common stock of Fastorq, Inc. for $4,810,000 cash and a promissory note in the principal amount of $2,590,000. The amount payable under the promissory note is subject to certain contingencies and is not reflected in the purchase price of $4,810,000. Fastorq, Inc. provides wrench bolting, nut splitting, bolt removal and mechanical pipe cutting services and has operating facilities in Belle Chasse and Gonzales, Louisiana.

Subsequent to September 30, 1997, the Company agreed in principle to purchase all of the outstanding stock of Stabil Drill Specialties, Inc. for $17,500,000 cash and a promissory note in the principle amount of $7,500,000. The amount payable under the promissory note will be subject to certain contingencies. Stabil Drill Specialties, Inc. manufactures for sale and rental a full range of tools used in the bottom hole assembly including stabilizers, mills, hole openers and non-magnetic drill collars with operating facilities in Lafayette, Houma, Louisiana and Houston and Corpus Christi, Texas.

Subsequent to September 30, 1997, the Company agreed in principle to purchase all of the outstanding stock of Sub-Surface Tools, Inc, for $17,500,000 cash and a promissory note of $7,500,000. The amount payable under the promissory note will be subject to certain contingencies. Sub-Surface Tools, Inc. provides specialized rental equipment including tubulars, tubular handling tools and pressure equipment used for drilling completion and workover of oil and gas wells with operating facilities in Morgan City, Venice and New Iberia, Louisiana and Alvin, Texas.

(3) New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Statement No. 128, "Earnings Per Share "
("FAS No. 128"). FAS No. 128 supersedes Opinion No. 15, will be effective for the Company's year ended December 31, 1997, and cannot be adopted earlier. After adoption, all prior period earnings per share must be restated to conform with FAS No. 128. FAS No. 128 will not have a material impact on the Company's earnings per share.

Item 2. Management's Discussion and Analysis or Plan of Operation

Comparison of the Results of Operations for the Quarter Ended September 30, 1997 and 1996

The Company experienced significant growth in revenue and net income in the third quarter of 1997 as compared to the same period in 1996 due to continued strong demand for its products and services, internal growth and growth through acquisitions.

The Company's revenue increased 124% to $13.2 million for the three months ended September 30, 1997, as compared to $5.9 million for the same period in 1996. Of this increase approximately 40.3% was the result of internal growth of the Company's operations and approximately 59.7% was the result of the acquisitions that the Company has completed since July 1996.

The Company's gross margin increased to 58.8% for the three months ended September 30, 1997, from 54.0% for the three months ended September 30, 1996. This increase was primarily due to the increase in the percentage of the Company's revenue that was generated by its rental tool and data acquisition businesses, which tend to have higher gross margins than the Company's other businesses.

Depreciation and amortization increased 140%, to $829,000 for the three months ended September 30, 1997, from $346,000 for the three months ended September 30, 1996. Most of the increase resulted from the larger asset base that has resulted from the Company's acquisitions. General and administrative expenses as a percentage of revenue remained relatively constant at 23.2% of revenue for the three months ended September 30, 1997, as compared to 23.0% of revenue for the three months ended September 30, 1996.

Net income for the three months ended September 30, 1997 increased 138% to $2.45 million from $1.03 million for the comparable period in 1996, while earnings per share increased 83.3% to $0.11 from $0.06. The strong earnings growth experienced by the Company is a result of both increased revenue and higher profit margins. The increase in earnings per share during the period was not commensurate with the increase in net income for the period as the average number of shares outstanding during the three months ended September 30, 1997 increased significantly primarily as a result of the issuance of approximately 4.5 million shares upon the exercise of the Company's Class B Warrants, which were redeemed on September 25, 1997.


Comparison of the Results of Operations for the Nine Months Ended September 30, 1997 and September 30, 1996

The Company experienced significant growth in revenue and net income in the first nine months of 1997 as compared to the same period in 1996 due to continued strong demand for its products and services, internal growth and growth through acquisitions.

The Company's revenue increased 119% to $33.3 million for the nine months ended September 30, 1997, as compared to $15.2 million for the same period in 1996. Of this increase approximately 39% was the result of internal growth of the Company's operations and approximately 61% was the result of the acquisitions that the Company has completed since July 1996.

The Company's gross margin increased to 55.8% for the nine months ended September 30, 1997, from 53.2% for the nine months ended September 30, 1996. This increase was primarily due to the increase in the percentage of the Company's revenue that was generated by its rental tool and data acquisition businesses, which tend to have higher gross margins than the Company's other businesses.

Depreciation and amortization increased 113%, to $1,992,000 million for the nine months ended September 30, 1997, from $936,000 for the nine months ended September 30, 1996. Most of the increase resulted from the larger asset base that has resulted from the Company's acquisitions. General and administrative expenses as a percentage of revenue remained relatively constant at 22.7% of revenue for the nine months ended September 30, 1997, as compared to 23.3% of revenue for the nine months ended September 30, 1996.

Net income for the nine months ended September 30, 1997 increased 119% to $5.7 million from $2.6 million for the comparable period in 1996, while earnings per share increased 87% to $0.28 from $0.15. The strong earnings growth experienced by the Company is a result of both increased revenue and higher profit margins. The increase in earnings per share during the period was not commensurate with the increase in net income for the period as the average number of shares outstanding during the first nine months of 1997 increased significantly primarily as a result of the issuance of approximately 4.5 million shares upon the exercise of the Company's Class B Warrants, which were redeemed on September 25, 1997.


Capital Resources and Liquidity

At September 30, 1997, the Company had $11.6 million in working capital as compared to $2.6 million at December 31, 1996. For the nine months ended September 30, 1997, the Company had net income of $5.7 million and net cash provided by operating activities of $696,000, compared to $2.6 million and $1,970,000 million, respectively, for the same period in 1996. The Company's EBITDA (earnings before interest, taxes, depreciation and amortization) increased to $11.0 million for the nine months ended September 30, 1997, as compared to $4.6 million for the same period in 1996. The increase in working capital, net income, cash flow and EBITDA was the result of the Company's internal growth as well as the impact of the acquisitions completed in 1996 and during the first nine months of 1997. Other sources of cash included approximately $14.7 million from the issuance of shares of Common Stock in connection with the exercise of the Company's Class B Warrants, which were redeemed on September 25, 1997, and stock option exercises.

In the first nine months of 1997, the Company's capital expenditures have primarily been for acquisitions. The Company completed three acquisitions for an aggregate of $10.4 million in cash, 1,520,000 shares of Common Stock and promissory notes providing for contingent payments of up to $3.0 million plus interest. The amounts due under the promissory notes, if any, will be payable on December 31, 1999, and are contingent upon the achievement of certain financial goals by the acquired companies during the period from their acquisition until December 31, 1999. These acquisitions were funded through borrowings of approximately $9.5 million, which were repaid, with a portion of the proceeds from the warrant exercise described above.

In October 1997, the Company established a revolving credit facility with Whitney National Bank (the "Bank Credity Facility"), which provides for a revolving line of credit up to $25 million to replace the Company's prior revolving credit facility with Whitney National Bank, matures on March 31, 1999 and bears interest at an annual rate of LIBOR plus a margin that depends on the Company's debt coverage ratio (currently 7.75%). Borrowings under the Bank Credit Facility are available for letters of credit, working capital, general corporate purposes and certain acquisitions. Indebtedness under the Bank Credit Facility is guaranteed by the Company's subsidiaries and collateralized by accounts receivable, equipment, inventory and contract rights of the Company and its subsidiaries. Pursuant to the Bank Credit Facility, the Company has agreed to maintain certain financial ratios. The Bank Credit Facility also imposes certain limitations on the ability of the Company to make capital expenditures, pay dividends or other distributions to its stockholders, make acquisitions funded through indebtedness or incur indebtedness outside of the Bank Credit Facility.

As of October 24, 1997, there was approximately $5.8 million outstanding under the Bank Credit Facility. Amounts outstanding under the Bank Credity Facility were used to repay indebtedness incurred to fund the acquistions completed during the first nine months of 1997 and to fund the Company's acquisition of Fastorq, Inc. The Company has obtained a commitment from Whitney National Bank to increase the Bank Credit Facility from $25 million to $45 million.
Borrowings under the increased Bank Credit Facility will be used to fund $35 million of the aggregate purchase price for the Company's recently announced acquisitions of Stabil Drill Specialties, Inc. and Sub-Surface Tools, Inc., both of which are expected to close in November 1997. In connection with the acquisition of Fastorq, Inc. and the two other pending acquisitions, the Company has issued or will issue additional promissory notes that provide for contingent payments of up to $17.6 million, which are payable in 2000 and contingent upon the achievement of financial goals by the acquired companies.

The Company intends to file a registration statement with respect to the offering of 6,000,000 shares of the Company's Common Stock, 3,900,000 of which will be sold by the Company. The Company intends to use the net proceeds of the planned offering, which is expected to close by the end of the year, to repay outstanding indebtedness under the Bank Credit Facility. Upon completion of the offering, the Company anticipates that there will be approximately $3.1 million of indebtedness outstanding under the Bank Credit Facility. The remainder of the Bank Credit Facility will be available to the Company to fund future acquisitions, if any, working capital requirements and general corporate purposes. Although the Company is continually evaluating potential acquisitions, it does not have any contracts, understandings or arrangements with respect to any material acquisitions, other than those described herein.

Management currently believes that the Company will have capital expenditures, excluding acquisitions, of approximately $15 to $20 million during the remainder of 1997 and in 1998, primarily for additional P&A and electric wireline equipment and for increased rental tool inventory. The Company believes that cash generated from operations and availability under the increased Bank Credit Facility will provide sufficient funds for the Company's identified capital projects and working capital requirements. However, part of the Company's strategy involves the acquistion of companies which have products and services complementary to the Company's existing base of operations. Depending on the size of any future acquisitions, the Company may require additional debt financing, possibly in excess of the limits of the Bank Credit Facility, or additional equity financing.






PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

During the three months ended September 30, 1997, the Company issued 529,276 shares of common stock, $.001 par value per share (the "Common Stock"), in transactions that were not registered under the Securities Act of 1933, as amended (the "Act"). The shares were issued to holders of private warrants that were issued by the Company in 1993 and to holders of unit purchase options issued by the Company in connection with its initial public offering in 1992 ("1992 Unit Purchase Options") and the share exchange and public offering in December 1995 (the "1995 Unit Purchase Options"), respectively.

Each private warrant entitled the holder thereof to purchase one share of common stock for $1.00 per share until its expiration in January 17, 2000. Two holders of private warrants agreed to amend and surrender an aggregate of 50,000 private warrants held by them. Pursuant to the amendment and surrender agreement, upon surrender of the warrants, the holders of the warrants were issued an aggregate of 44,286 shares, which represented the number of shares of Common Stock that was equal to the difference between the trading price of the Common Stock on the date of surrender minus the exercise price of the warrants divided by the trading price of the Common Stock on the date of surrender.

The 1992 Unit Purchase Options entitled the holders thereof to purchase one share of stock for $3.60. In the quarter, 66,715 of the 1992 Unit Purchase Options were exercised by cash payment, pursuant to which the Company received $240,174 and issued 66,715 shares of Common Stock. Holders of an aggregate of 121,746 1992 Unit Purchase Options agreed to amend and surrender their rights under the 1992 Unit Purchase Options in exchange for an aggregate of 31,842 shares of Common Stock, which represented the number of shares of Common Stock that was equal to the difference between the trading price of the Common Stock on the date of surrender minus the exercise price of the options divided by the trading price of the Common Stock on the date of surrender.

The 1995 Unit Purchase Options entitled the holders thereof to purchase one unit for $10.40 per unit. A unit consisted of three shares of Common Stock and three warrants, each warrant entitling the holder thereof to purchase one share of Common Stock at $3.60 per share. The holders of all 150,000 of the outstanding 1995 Unit Purchase Options agreed to amend and surrender the options during the quarter, pursuant to which the Company issued an aggregate of 386,433 shares of Common Stock, which represented the number of shares of Common Stock that was equal to the difference between the trading price of the Common Stock on the date of surrender minus the exercise price of the options divided by the trading price of the Common Stock on the date of surrender.

All of these securities were offered and sold without registration under the Act inasmuch as they are deemed not subject to registration pursuant to the exception provided in Section 4(2) of the Act as securities sold in transactions not involving any public offering.


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of the Company was held on July 29, 1997. (the "Annual Meeting").

(b) At the Annual Meeting, Terence E. Hall, Ernest J. Yancey, Jr., James E. Ravannack, Richard Lazes, Justin L. Sullivan, Kenneth C. Boothe and Bradford Small were reelected to serve as directors until the next annual meeting of stockholders.

(c) At the Annual Meeting, holders of shares of the Company's Common Stock
(i) elected seven directors with the number of votes cast for and withheld for such nominees as follows:


Name                                    For                   Withheld Approval

Terence E. Hall                         17,939,779                       17,600
Ernest J. Yancey, Jr.                   17,939,779                       17,600
James E. Ravannack                      17,938,679                       18,700
Justin L. Sullivan                      17,714,779                      242,600
Richard Lazes                           17,939,779                       17,600
Kenneth Boothe                          17,939,779                       17,600
Bradford Small                          17,940,379                       17,000

(ii) approved an amendment to the Company's 1995 Stock Incentive Plan which increased the total number of incentive shares that may be granted from 600,000 to 1,400,000. The number of votes cast for and against the proposal were as follows:

			For             Against

			16,642,468      1,132,885

With respect to this proposal, there were also 13,220 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

		3.1 Composite of the Company's Certificate of Incorporation
		    (incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996).

		3.2 Composite of the Company's By-laws (incorporated by
		    reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-15987)).

		3.3 Specimen Stock Certificate (incorporated by reference to
		    the Company's Registration Statement on Form SB-2 (Registration No. 33-94454)).

	       10.1 Termination Agreement among the Company, Terence E. Hall,
		    Ernest J. Yancey, Jr. and James E. Ravannack dated August
		    22, 1997.

	       10.2 Termination Agreement between the Company and Richard J.
		    Lazes dated August 22, 1997.

	       10.3 Loan Agreement by and between Whitney National Bank and
		    the Company dated October 14, 1997.

		 21 List of Subsidiaries

		 27 Financial Data Schedule

	(b) Reports on Form 8-K

		 The Company filed a Current Report on Form 8-K under Items 2
		and 7 dated May 31, 1997 reporting its acquisition of Tong Rentals and Supply Company, Inc. The Company's Current Report on Form 8-K dated May 31, 1997 was amended by a Form 8-K/A dated June 13, 1997, which included, in response to Item 7, the financial and pro forma statements required by Rules 3-05 and 11 of Regulation S-X with respect to Tong Rentals and Supply Company, Inc.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					     SUPERIOR ENERGY SERVICES, INC.



Date:   October 28, 1997                     By: /s/ Terence E. Hall
						     Terence E. Hall
						  Chairman of the Board,
					  Chief Executive Officer and President
					      (Principal Executive Officer)



Date:  October 28, 1997                      By: /s/ Robert S. Taylor
						     Robert S. Taylor
						  Chief Financial Officer
					   (Principal Financial and Accounting
					       Officer)