Form 10KSB
period 1997-12-31
SUPERIOR ENERGY SERVICES INC
filed 1998-03-16
CIK 886835

================================================================
           U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form 10-KSB
 (Mark One)
    [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997
                             or
         TRANSITION REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Transition Period From.........to........

                 Commission File No. 0-20310
               SUPERIOR ENERGY SERVICES, INC.
       (Name of small business issuer in its charter)

 Delaware                                       75-2379388
(State or other jurisdiction of               (I.R.S.Employer
 incorporation or organization)              Identification No.)

                    1503 Engineers Road
                    Belle Chasse, LA  70037
     (Address of principal  executive offices)(Zip Code)

          Issuer's telephone number: (504) 393-7774

 Securities registered pursuant to Section 12(b) of the Act:

                            NONE

 Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X      No___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [    ]

Revenues for the year ended December 31, 1997 were  $54,256,000

The  aggregate  market value of the voting stock  held  by  non-
affiliates  of  the  Registrant at March 2, 1998  based  on  the closing  price  on  Nasdaq  National Market  on  that  date  was
$217,730,000

The   number   of  shares  of  the  Registrant's  common   stock
outstanding on March 2, 1998 was 29,186,723.

             DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-KSB.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes___  No   X

================================================================
                   =======================


                 SUPERIOR ENERGY SERVICES, INC.
                Annual Report on Form 10-KSB for
             the Fiscal Year Ended December 31, 1997

                        TABLE OF CONTENTS


                              Page


PART I

   Items 1 and 2.  Description  of  Business  and  Properties           1
   Item  3.  Legal Proceedings                                          9
   Item  4.  Submission of Matters to a Vote of Security Holders        9

PART II

   Item  5.  Market for Common Equity and Related Stockholder Matters   9
   Item  6.  Management's Discussion and Analysis or Plan of Operation  10
   Item  7.  Financial Statements                                       14
   Item  8.  Changes in and Disagreements with Accountants  on
             Accounting and Financial Disclosure                        28

PART III

   Item  9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act 29
   Item  10. Executive Compensation                                     29
   Item  11. Security Ownership of Certain Beneficial Owners and
             Management                                                 29
   Item  12. Certain Relationships and Related Transactions             29
   Item  13. Exhibits and Reports on Form 8-K                           29







PART I
Items 1 and 2. Description of Business and Properties

General

  Superior Energy Services, Inc. (the "Company") provides through its subsidiaries a broad range of specialized oilfield services and equipment primarily to major and independent oil and gas companies engaged in the exploration, production and development of oil and gas properties offshore in the Gulf of Mexico and throughout the Gulf Coast region. These services and equipment include the rental of specialized oilfield equipment, oil and gas well plug and abandonment ("P&A") services, electric and mechanical wireline services, the manufacture, sale and rental of drilling instrumentation and the manufacture and sale of oil spill containment equipment. Over the last two years, the Company has significantly expanded its operations through both internal growth and strategic acquisitions. This expansion has enabled the Company to broaden the range of products and services that it offers to its customers and to expand its operations geographically throughout the Gulf Coast region.

   As a result of its expansion and increased demand for its services and products, the Company has experienced significant growth in revenue, EBITDA (earnings before interest expense, income taxes, depreciation and amortization) and net income. For the year ended December 31, 1997, the Company generated revenue of $54.3 million, EBITDA of $18.5 million and net income of $9.5 million. These amounts represent increases of approximately 130%, 162% and 140%, respectively, over the comparable period in 1996.

   Background. In 1989, the Company's management started Superior Well Service, Inc. ("Superior Well") and began offering P&A services offshore in the Gulf of Mexico. As the Company's P&A business grew, the Company also expanded into wireline services and rental tool operations and continued the data acquisition and monitoring business that its founders had started in the mid-1980s. In December 1995, the Company completed a share exchange (the "Share Exchange") pursuant to which the Company acquired the stock of (i) Superior Well and other private companies owned by the Company's current management team (collectively, the "Superior Companies") and (ii) Oil Stop, Inc. ("Oil Stop") in exchange for an aggregate of 10,200,000 shares of common stock, $.001 par value per share (the "Common Stock"), and $2.0 million in cash. Upon completion of the Share Exchange, the Company's current management team assumed control of the Company, and in January 1996 the assets related to the Company's unprofitable fishing and rental tool business in West Texas were placed into a joint venture with G&L Tool Company, Inc. (the "Joint Venture").

    Acquisition Growth. The Company has completed several acquisitions of companies with products and services similar or complementary to those already offered by the Company. These acquisitions have allowed the Company to expand its P&A, wireline, data acquisition and rental tool operations both in terms of size and geographic scope. The Company has completed a total of eight acquisitions since the Share Exchange.



                                Date of
        Acquired Company        Acquisition      Business

        Baytron, Inc.           July 1996        Data Acquisition
        Dimensional Oilfield    September 1996   P&A Services
        Services, Inc.
        Nautilus (Concentric)   February 1997    Rental Tools
        Pipe & Tool
           Rentals, Inc.
        F. & F.  Wireline       April 1997       Wireline Services
        Service, Inc.                           (Mechanical)
        Tong Rentals and Supply May 1997         Rental Tools
        Company, Inc.
        Fastorq, Inc.           September 1997   Hydraulic Wrench and
                                                 Bolt Turning
        Stabil Drill            October 1997     Rental Tools
        Specialties, Inc.
        Sub-Surface Tools, Inc. November 1997    Rental Tools






Business Strategy

   The Company's business strategy is to combine internal growth and strategic acquisitions to expand the scope of the services and equipment that the Company provides for its customers. Key elements of the Company's business strategy are as follows:

     Continue Expansion of Rental Tool Operations. The Company intends to expand its rental tool operations to meet the increased demand for its rental tool products in the Gulf Coast region. The Company plans to increase the amount and types of equipment available to its customers by expanding its rental tool inventory. Management believes that an expanded rental tool inventory will enable the Company to further expand its existing customer relationships within the consolidating rental tool industry. Management also believes that growth in this segment is not subject to the personnel constraints that are currently present in other segments of the oilfield services industry.

     Capitalize on Leading Position in P&A Services. The Company intends to capitalize on its leading position in P&A services in the Gulf of Mexico by continuing to increase the number of crews dedicated to P&A services. The Company plans to purchase or manufacture the equipment necessary to operate as many as four new P&A crews. The Company intends to base these crews out of its Houston, Texas and Lafayette, Louisiana locations, further expanding the geographic scope of its P&A operations, which are currently conducted from Belle Chasse, Louisiana.

     Expand Electric Wireline Services. Historically, the Company primarily offered its electric wireline services as a complement to its P&A services. The Company's customers, however, are increasingly seeking electric wireline services from the Company independent of P&A operations. The Company intends to purchase or manufacture additional electric wireline units that will be dedicated solely to non-P&A operations, which management believes will offer another avenue of growth for the Company.

     Acquire Complementary Businesses. The Company continually evaluates opportunities to acquire businesses which offer products and services complementary to the Company's existing operations. Management believes that acquisition candidates are available that will allow the Company to increase both market share in its existing lines of business and the geographic scope of its operations. The Company intends to continue to seek acquisition candidates with strong existing management and to structure the acquisitions to create incentives for the key personnel of the acquired businesses to remain with the Company and expand their operations.

Operations

  Rental Tools. The Company sells and rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. Certain specialized tools are also manufactured by the Company. Operators and drilling contractors generally find it more economical to supplement their inventories with rental tools instead of maintaining a complete inventory of tools, due to the variety of equipment required by the different wells the operator may have in operation. The equipment needed for a well is in large part determined by the geological features of the well area and the size of the well itself.

   Through its internal growth and through acquisitions, the Company has increased the size and breadth of its rental tool inventory and now has 19 locations throughout the Gulf Coast from Corpus Christi, Texas to Venice, Louisiana, which serve all of the major staging points for oil and gas activities along the Gulf Coast. The Company has also recently initiated rental tool operations in Venezuela and currently has a limited inventory of rental tools in this market. The Company's broad range of rental tools includes, but is not limited to the following:




        Blowout Preventers     Hydraulic Torque Wrenches
        Casing Jacks           Power Swivels
        Casing Saws            Power Tongs
        Coflexip Hoses         Pressure Control Equipment
        Drill Collars          Stabilizers
        Drill Pipe             Test Pumps
        Gravel Pack Equipment  Tubulars
        Handling Tools         Tubular Handling Tools
        Hole Openers

   Plug and Abandonment Services. The Company is the leading provider of P&A services in the Gulf of Mexico. The Company currently operates 16 P&A crews, each of which is comprised of four to five members.

  The Company performs both permanent and temporary P&A services. The basic steps in the permanent P&A process include: (i) entering the well and pulling the safety plug using wireline;
(ii) running wireline through production tubing in order to identify any obstructions; (iii) rigging up pumps and pumping salt water into the bottom zone to confirm that cement injection is possible; (iv) pumping cement through tubing into the bottom zone; (v) re-entering the well with wireline and perforating the tubing midway in the well bore; (vi) pumping cement through tubing to establish a balanced plug at the point of perforation to create an intermediate plug; (vii) re-entering the well with wireline, cutting the tubing at 300 feet and pulling that portion of the tubing from the well; (viii) setting a cast iron bridge plug at 300 feet; (ix) pumping 150 feet of cement on top of the cast iron bridge plug; (x) cutting and removing all casing 20 feet below mudline. A temporary abandonment typically involves steps (i) through (vi), with the upper half of the well bore left intact to be re-entered or for a side track well to be drilled at some future date.

   The Company constructs all of its P&A spreads and thus has the flexibility to build its spreads to satisfy market demand. Its custom-built, skid-mounted P&A spreads are generally smaller than those used by many of its competitors and allow the P&A process to be completed from liftboats and other work platforms with low-lift capacities rather than from drilling ("Rig-less P&A"). Rig-less P&A offers a cost advantage over P&A methods that require a drilling rig, and management believes that the large majority of the wells in the Gulf of Mexico can be plugged and abandoned using the rig-less P&A method. In delivering its P&A services, the Company has combined both wireline and pumping expertise, which traditionally have been provided separately, and believes that this combined expertise gives it a competitive advantage over many of its competitors.

   Wireline Services. The Company also provides electric and mechanical wireline services to its customer base. These services are used to access a well to assist in data acquisition, fishing tool operations, pipe recovery and remedial activities. While the Company provides these services in connection with P&A jobs, it also provides wireline services for non-P&A jobs, such as logging and pipe recovery. The Company's wireline personnel are trained to perform both P&A jobs and wireline services.

   Other Services. Other services provided by the Company include
(i)  data acquisition and monitoring for the oil and gas industry
and   (ii)  the  manufacture,  sale  and  rental  of  oil   spill
containment equipment.

    The Company designs, manufactures and sells specialized drilling rig instrumentation and data acquisition systems and computerized electronic torque and pressure control equipment. The Company's data acquisition systems are offered in connection with the use of a dispatcher to gather and record data and maintain equipment on drilling rigs. The Company's torque and pressure control equipment is used in connection with drilling and workover operations, as well as the manufacture of oilfield tubular goods. The torque control equipment monitors the relationship between size, weight, grade, rate of makeup, torque and penetration of tubular goods to ensure a leak-free connection within the pipe manufacturer's specification. The electronic pressure control equipment monitors and documents internal and external pressure testing of tubular connections.

  The Company also, through third-party manufacturers who work on a contractual basis pursuant to the Company's specifications, manufactures and sells oil spill containment inflatable boom and ancillary storage/deployment/retrieval equipment. The Company's inflatable boom utilizes continuous single-point inflation technology with air feeder sleeves in combination with mechanical check valves to permit continuous inflation of the boom material. The Company sells, rents and licenses oil spill containment technology to domestic and foreign oil companies, oil spill response companies and cooperatives, the United States Coast Guard and to foreign governments and their agencies.

Customers; Contracting and Marketing

   The Company's P&A and wireline services are contracted for specific projects on either a day rate or turnkey basis. Rental tools are leased to customers on an as-needed basis pursuant to a day rate. The Company derives a significant amount of its revenue from a small number of major and independent oil and gas companies, in particular, Chevron USA. In 1997 and 1996, Chevron USA accounted for 27.0% and 34.5% of the Company's revenue, respectively. No other customer accounted for 10 percent or more of revenue in 1997 or 1996. The inability of the Company to continue to perform services for a number of its large existing customers, if not offset by sales to new or existing customers, could have a material adverse effect on the Company's business and financial condition.

    Marketing for the Company's rental tools operations is conducted by the Company's sales force which operates out of Belle Chasse, Lafayette and Houma, Louisiana, as well as Houston, Texas. The Company's primary customers are oil and gas companies, well operators and drilling contractors. Marketing for the company's other activities is primarily conducted by personnel located at the Company's facilities in Belle Chasse and Harvey, Louisiana.

Competition

   The Company competes in highly competitive areas of the oilfield services industry. The volatility of oil and gas prices has led to a consolidation of the number of companies providing services similar to the Company. This reduced number of companies competes intensely for available projects. Many of the Company's competitors are larger and have greater marketing, distribution, financial and other resources than the Company. In the rental tool market, the Company faces competition from a number of companies that have larger inventories of equipment than the Company and many more facilities than the Company.

   There can be no assurance that the Company's operations will continue at current volumes or prices if its current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than the Company's products and services. Competitive pressures or other factors also may result in significant price competition that could have a material adverse effect on the Company's results of operations and financial condition. Furthermore, competition among oilfield service and equipment providers is also based on provider's reputation for safety and quality. Although the Company believes that its reputation for safety and quality service is good, there can be no assurance that the Company will be able to maintain its competitive position.


Potential Liabilities and Insurance

   The Company's operations involve a high degree of operational risk, particularly of personal injuries and damage to equipment. Failure of the Company's equipment could result in property damages, personal injury, environmental pollution and resulting damage for which the Company could be liable. Litigation arising from a catastrophic occurrence at a location where the Company's equipment and services are used may in the future result in large claims for damages. The Company maintains insurance against risks that are consistent with industry standards and required by its customers. Although management believes that the Company's insurance protection is adequate, and that the Company has not experienced a loss in excess of policy limits, there can be no assurance that the Company will be able to maintain adequate insurance at rates which management considers commercially reasonable, nor can there be any assurance such coverage will be adequate to cover all claims that may arise.

Governmental Regulation

   The Company's business is significantly affected by state and federal laws and other regulations relating to the oil and gas industry, by changes in such laws and by changing administrative regulations and the level of enforcement thereof. The Company cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on it, its businesses or financial condition.

  Federal and state laws require owners of non-producing wells to plug the well and remove all exposed piping and rigging before the well is permanently abandoned. The timing and need for P&A services for wells situated on the federal outer continental shelf are regulated by the Minerals Management Service (United States Department of the Interior) ("MMS"). The MMS generally requires wells to be permanently plugged and abandoned within one year of lease expiration. State regulatory agencies similarly regulate P&A services within state coastal waters. State regulatory timeframes for P&A can be as long as one year for wells in Texas coastal waters or as short as 90 days after the drilling or production operations cease in Louisiana coastal waters. The MMS and state regulatory agencies will routinely grant extensions of time for P&A requirements when a well has future leasehold potential or when it is consistent with prudent operating practices, economic considerations or other special circumstances. A decrease in the level of enforcement of such laws and regulations in the future would adversely affect the demand for the Company's services and products. Numerous state and federal laws and regulations also affect the level of purchasing activity of oil containment equipment and consequently the Company's business. There can be no assurance that a decrease in the level of enforcement of laws and regulations in the future would not adversely affect the demand for the Company's products. In addition, the Company depends on the demand for its services from the oil and gas industry, and such demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas in the Company's areas of operations for economic, environmental or other policy reasons would adversely affect the Company's operations by limiting demand for its services.

   Certain of the Company's employees who perform services on offshore platforms and vessels are covered by the provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws operate to make the liability limits established under state workers' compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against the Company for damages or job related injuries, with generally no limitations on the Company's potential liability.

   The Company believes that its present operations substantially comply with applicable federal and state pollution control, and environmental protection laws and regulations and that compliance with such laws has had no material adverse effect upon its operations  to  date.  Sanctions for  noncompliance  may  include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Certain environmental laws provide for joint and several strict liabilities for remediation of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. No assurance can be given that environmental laws will not, in the future, materially adversely affect the Company's operations and financial condition. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.

Employees

   As of March 2, 1998, the Company had approximately 600 employees. None of the Company's employees is represented by a union or covered by a collective bargaining agreement. The Company believes that its relations with its employees is good.


Properties

   Facilities. The Company owns certain facilities and leases other office, service and assembly facilities under various operating leases, including 19 rental tool facilities located throughout the Gulf Coast from Corpus Christi, Texas to Venice,
Louisiana. The Company believes that all of its leases are at competitive or market rates and does not anticipate any difficulty in leasing suitable additional space upon expiration of its current lease terms.

   In March, 1997, the Company purchased an office building in Harvey Louisiana containing approximately 26,000 square feet which it is currently renovating. The Company expects to consolidate all of its New Orleans-area sales and administrative functions in this office in April 1998.

   Intellectual Property. The Company uses several patented items in its operations, which management believes are important but are not indispensable to the Company's business. Although the Company anticipates seeking patent protection when possible, it relies to a greater extent on the technical expertise and know-how of its personnel to maintain its competitive position.

   CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

   This report contains certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements, other than statements of historical fact included in this report that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future, including, without limitation, statements regarding the Company's business strategy, plans and objectives; statements expressing beliefs and expectations regarding future demand for the Company's products and services and other events and conditions that may influence the oilfield services market and the Company's performance in the future; statements concerning future expansion plans, including the anticipated level of capital expenditures for, and the nature and scheduling of, purchases or manufacture of rental tool inventory and P&A or wireline equipment and other such matters are forward-looking statements. Such statements are based on certain assumptions and analyses made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this report are also subject to a number of material risks and uncertainties. Important factors that could cause actual results to differ materially from the Company's expectations are set forth below. Forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

         Dependence on Oil and Gas Industry; Industry Volatility. The Company's business depends in large part on the conditions of the oil and gas industry, and specifically on the capital expenditures of the Company's customers. The demand for oilfield services has traditionally been cyclical, as purchases of products and services such as those provided by the Company are, to a substantial extent, deferrable in the event oil and gas companies reduce capital expenditures as a result of conditions existing in the oil and gas industry or general economic downturns.

   Demand for the Company's P&A services is primarily a function of the number of offshore producing wells that have ceased to be commercially productive, the level of environmental awareness and the desire of oil and gas companies to minimize future P&A liabilities. Demand for the Company's rental tool and wireline services is primarily a function of oil and gas exploration and workover activity in the Gulf of Mexico and along the Gulf Coast. The level of oilfield activity is affected in turn by the willingness of oil and gas companies to make capital expenditures for the exploration, development and production of oil and natural gas. The levels of such capital expenditures are influenced by oil and gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of leases in the United States, the discovery rate of new oil and gas reserves, local and international political and economic conditions and the ability of oil and gas companies to generate capital. Although the production sector of the oil and gas industry is less immediately affected by changing prices, and, therefore, less volatile than the exploration sector, producers would likely react to declining oil and gas prices by reducing expenditures, which could adversely affect the business of the Company. No assurance can be given as to the future price of oil and natural gas, the level of oil and gas industry activity, the perceived level of enforcement of laws requiring the P&A of wells or levels of environmental awareness. Fluctuations in demand for the Company's products and services may have a material adverse effect on the Company's business and operations.

       Risks of Rapid Growth. The Company has grown rapidly over the last two years through internal growth and acquisitions of other companies. Managing the rapid growth experienced by the Company will be important for the Company's future success and will demand increased responsibility for management personnel. Several factors, including the lack of sufficient executive-level personnel, increased administrative burdens and the increased logistical problems of large, expansive operations, could present difficulties to the Company, which if not managed successfully, could have a material adverse effect on the Company's financial condition and results of operations. The historical financial information included herein is not necessarily indicative of the results that would have been achieved had the Company been operated on a fully integrated basis or the results that may be realized in the future.

       Risks of Acquisition Strategy. Acquisitions have been and may continue to be a key element of the Company's business strategy. There can be no assurance that the Company will be able to identify and acquire acceptable acquisition candidates on terms favorable to the Company. The Company may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. Such additional debt service requirements may represent a significant burden on the Company's results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to stockholders. There also can be no assurance that the Company will successfully consolidate the operations and assets of any acquired business with its own or that the Company's management will be able to effectively manage the increased size of the Company or operate a new line of business. Any inability on the part of the Company to consolidate and manage acquired businesses could have a material adverse effect on the Company's results of operations and financial condition.

       Seasonality and Adverse Weather Conditions. The Company's P&A operations are directly affected by the weather conditions in the Gulf of Mexico. Due to seasonal differences in weather patterns, the Company's P&A crews may operate more days in the spring, summer and fall periods and less in the winter months. The Company's rental tool operations and sales of equipment are affected by the seasonality of oil and gas drilling activity in the Gulf Coast region. Due to exposure to weather, higher drilling activity is generally experienced in the spring, summer and fall months with the lowest activity experienced in winter months. Operations may also be affected by the rainy weather, hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast throughout the year. Accordingly, the Company's operating results may vary from quarter to quarter, depending upon factors outside of its control, and full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

        Ability to Attract and Retain Skilled Workers. The Company's ability to remain productive and profitable will depend substantially on its ability to attract and retain skilled workers. The Company's ability to expand its operations is in part impacted by its ability to increase its labor force. The demand for skilled workers in the Gulf Coast region is high and the supply is limited. A significant increase in the wages paid by competing employers could result in a reduction in the Company's skilled labor force, increases in the wage rates paid by the Company, or both. If either of these events occurred, the capacity and profitability of the Company could be diminished and the growth potential of the Company could be impaired.

         Dependence Upon Significant Customers. The Company derives a significant amount of its revenue from a small number of major and independent oil and gas companies. In 1997 and 1996, Chevron USA accounted for 27.0% and 34.5%, respectively, of the Company's revenue. The inability of the Company to continue to perform services for a number of its large existing customers, if not offset by sales to new or other existing customers, could have a material adverse effect on the Company's business and operations.

        Operating Risks and Insurance. The operations of the Company involve the use of heavy equipment and exposure to inherent risks, including blowouts, explosions and fire, with attendant significant risks of liability for personal injury and property damage, pollution or other environmental hazards or loss of production. In addition, certain of the Company's employees who perform services on offshore platforms and vessels are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws operate to make the liability limits established by state workers' compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against the Company for damages on job-related injuries, with generally no limitations on the Company's potential liability.

   Failure of the Company's equipment could result in property damage, personal injury, environmental pollution and resulting damage for which the Company could be liable. Litigation arising from a catastrophic occurrence at a location where the Company's equipment and services are used may in the future result in large claims for damages. The frequency and severity of such incidents affect the Company's operating costs, insurability and relationships with customers, employees and regulators. Any increase in the frequency or severity of such incidents, or the general level of compensation awards with respect thereto, could affect the ability of the Company to obtain projects from oil and gas companies or insurance and could have a material adverse effect on the Company. In addition, no assurance can be given that the Company will be able to maintain adequate insurance in the future at rates it considers reasonable.

        Intense Competition. The Company competes in highly competitive areas of the oilfield business. The volatility of oil and gas prices has led to a consolidation of the number of companies providing services similar to the Company. This reduced number of companies competes intensely for available projects. Many of the Company's competitors are larger and have greater marketing, distribution, financial and other resources than the Company. There can be no assurance that the Company's operations will continue at current volumes or prices if its current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than the Company's products and services.
Competitive pressures or other factors also may result in significant price competition that could have a material adverse effect on the Company's results of operations and financial condition. Furthermore, competition among oilfield service and equipment providers is also based on a provider's reputation for safety and quality. Although the Company believes that its reputation for safety and quality service is good, there can be no assurance that the Company will be able to maintain its competitive position.

        Regulatory and Environmental Matters. The Company's business is significantly affected by state and federal laws and other regulations relating to the oil and gas industry, by changes in such laws and by changing administrative regulations and the level of enforcement thereof. The Company cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on it, its businesses or financial condition.

    Demand for the Company's P&A services is substantially dependent upon federal and state laws that require owners of non-producing wells to plug the well and remove all exposed piping and rigging before the well is permanently abandoned. A decrease in the level of enforcement of such laws and regulations in the future would adversely affect the demand for the Company's services and products. Numerous state and federal laws and regulations also affect the level of purchasing activity of oil spill containment equipment and consequently the Company's business. There can be no assurance that a decrease in the level of enforcement of state and federal laws and regulations in the future would not adversely affect the demand for the Company's products. In addition, the Company depends on the demand for its services from the oil and gas industry, and such demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas in the Company's areas of operations for economic, environmental or other policy reasons would adversely affect the Company's operations by limiting demand for its services.

   In addition to the importance of environmental regulations on demand for the Company's services, the Company also has potential environmental liabilities with respect to its offshore and onshore operations. Certain environmental laws provide for joint and several strict liabilities for remediation of spills and releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. The Company believes that its present operations substantially comply with applicable federal and state pollution control, and environmental protection laws and regulations and that compliance with such laws has had no material adverse effect upon its operations to date. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. No assurance can be given that environmental laws will not, in the future, materially adversely affect the Company's operations and financial condition. Some environmental statutes impose strict liability, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.

        Technology Risks. Sales of certain of the Company's products, primarily its oil spill containment equipment, are based primarily on its proprietary technology. The Company's success in the sales of these products depends to a significant extent on the development and implementation of new product designs and technologies. Whether the Company can continue to develop products and technology to meet evolving industry standards at levels of capability and price acceptable to its customers will be a significant factor in determining the Company's ability to compete in this market area. Many of the Company's competitors have greater resources devoted to research and development of new products and technologies than does the Company. While the Company has patents on certain of its technologies and products, there is no assurance that any patents secured by the Company will not be successfully challenged by others or will protect it from the development of similar products by others.

Item 3.      Legal Proceedings

   The Company is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims and claims for personal injury under the General Maritime Laws of the United States and the Jones Act. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

      The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SESI." The following table sets forth the high and low closing bid prices per share of the Common Stock as reported by the Nasdaq National Market for each fiscal quarter during the past two fiscal years. Quotes represent "inter-dealer" prices without adjustments for mark-ups, mark-downs or commissions and may not represent actual transactions.


                                                High                   Low

1996
  First Quarter...........................      $2.563                 $2.125
  Second Quarter..........................       2.813                  2.063
  Third Quarter...........................       2.688                  2.000
  Fourth Quarter..........................       3.375                  2.625

1997
  First Quarter...........................      $4.875                 $2.875
  Second Quarter..........................       5.188                  4.375
  Third Quarter...........................       9.125                  5.000
  Fourth Quarter..........................       14.313                 8.875

First Quarter 1998 (through March 2,1998)       $10.06                 $7.00

As of March 2, 1998 there were 29,186,723 shares of Common Stock outstanding, which were held by approximately 125 record holders.

       The Company has not declared or paid cash dividends on its Common Stock in the past and currently intends to retain earnings, if any, to meet its working capital requirements and to finance the future operation and growth of the Company. The Company does not plan to declare or pay cash dividends to holders of its Common Stock in the foreseeable future. In addition, the terms of the Company's Bank Credit Facility (as defined herein) prohibit the payment of dividends or other distributions by the Company to its stockholders. The Company's ability to declare or pay cash dividends is also affected by the ability of the Company's subsidiaries to declare and pay dividends or otherwise transfer funds to the Company since the Company conducts its operations entirely through its subsidiaries. Subject to such limitations, the payment of cash dividends on the Common Stock will be within the discretion of the Company's Board of Directors and will depend upon the earnings of the Company, the Company's capital requirements, the requirements of the Company's credit arrangements, applicable laws and other factors that are considered relevant by the Company's Board of Directors.


Item  6.       Management's  Discussion  and  Analysis  or  Plan   of
Operation

Overview

  Background. In December 1995, the Company completed the Share Exchange, pursuant to which the Company acquired to stock of (i) the Superior Companies and (ii) Oil Stop in exchange for an aggregate of 10,200,000 shares of the Company's Common Stock and $2.0 million in cash. Upon completion of the Share Exchange, the stockholders of the Superior Companies received a controlling interest in the Company, and the Company's current management team assumed control of the Company. As a result, the Share Exchange was accounted for as a reverse acquisition (i.e., a purchase of the Company by the Superior Companies) under the purchase method of accounting. Accordingly, the Company's financial statements and other financial information, including the information in this section, reflect the historical operations of the Superior Companies for period and dates prior to the Share Exchange. Pursuant to the purchase method of accounting, the value of the net assets of the Company and Oil Stop were adjusted to their estimated fair value at the time of the Share Exchange, and the net assets of the Superior Companies were reflected at their historical book values. Subsequent to completion of the Share Exchange, in January 1996, the assets related to the Company's unprofitable fishing and rental tool business in West Texas were placed in the Joint Venture.

   General. Demand for the Company's rental tools and wireline services is primarily a function of oil and gas exploration and workover activity in the Gulf of Mexico and along the Gulf Coast. The level of oilfield activity is affected in turn by the willingness of oil and gas companies to make capital expenditures for the exploration, development and production of oil and natural gas, the levels of such capital expenditures are influenced by oil and gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of leases in the United States, the discovery rate of new oil and gas reserves, local and international political and economic conditions and the ability of oil and gas companies to generate capital. Demand for the company's P&A services is primarily a function of the number of offshore producing wells that have ceased to be commercially productive, increased environmental awareness and the desire of oil and gas companies to minimize abandonment liabilities.


Comparison  of  the Results of Operations for  the  Years  Ended
December 31, 1997 and December 31, 1996.

        The Company experienced significant growth in revenue and net income in the year ended December 31, 1997 as compared to the year ended December 31, 1996 due to continued strong demand for its products and services, internal growth and growth through acquisitions.

   The Company's revenue increased 130% to $54.3 million for the year ended December 31, 1997, as compared to $23.6 million for the year ended December 31, 1996. Of this increase, approximately 26% was the result of internal growth of the Company's operations and approximately 74% was the result of acquisitions completed by the Company since July 1996.

   The Company's gross margin increased to 57.2% for the year ended December 31, 1997 from 53.3% for the year ended December 31, 1996. This increase was primarily due to the increase in the percentage of the Company's revenue that was generated by its rental tool and data acquisition businesses, which tend to have higher gross margins than the Company's other businesses.

   Depreciation and amortization increased 147%, to $3.3 million for the year ended December 31, 1997 from $1.3 million for the year ended December 31, 1996. Most of the increase resulted from the larger asset base that has resulted from the Company's acquisitions. General and administrative expenses as a percentage of revenue decreased to 23.1% for the year ended December 31, 1997 from 23.4% for the year ended December 31, 1996. Interest expense increased to $722,000 for the year ended December 31, 1997 as compared to $127,000 for the year ended December 31, 1996. This was primarily as a result of the interim financing of the various acquisitions the Company made during 1997.

   Net income increased 140% to $9.5 million for the year ended December 31, 1997 from $3.9 million for the year ended December 31, 1996, while diluted earnings per share increased 95% to $0.43 from $0.22. The strong earnings growth experienced by the Company is the result of both increased revenue and higher profit margins. The increase in earnings per share during the period was not commensurate with the increase in net income for the period as the average number of shares outstanding for the year ended December 31, 1997 increased as a result of the issuance of approximately 4.5 million shares upon the exercise of the Company's Class B Warrants, which were redeemed in September 1997, and as a result of the public offering of approximately 3.9 million shares of Common Stock completed in December 1997.


Comparison of Results of Operations for the Years Ended  December
31, 1996 and 1995

   The year ended December 31, 1996 was the first full year the Company had under new management since the Share Exchange. The Company's 1996 results were impacted by three main factors: an increase in the Company's internal growth as a result of increased levels of activity in the Gulf of Mexico; the creation of the Joint Venture, which resulted in the realization of profits by the Company in 1996 from its fishing and rental tool business in West Texas as compared to losses in 1995; and the acquisitions the Company completed in the second half of the year.

   The Company's revenue increased 92% to $23.6 million for the year ended December 31, 1996 as compared to $12.3 million for the year ended December 31, 1995. In comparing 1996 to 1995, without giving effect to acquisitions or the Joint Venture, revenue increased 36% as a result of increased levels of activity in the Gulf of Mexico. Of the increase in revenue, $5.8 million was generated by businesses acquired by the Company in late 1995 and 1996, and $1.3 million from the Joint Venture.

   The Company's gross margin increased to 53.3% for the year ended December 31, 1996 from 39.3% for the year ended December 31, 1995. In comparing 1996 to 1995, without giving effect to acquisitions or the Joint Venture, gross margins increased to 46.3% in 1996 from 37.8% in 1995. The significant increase in gross margins was primarily the result of a decrease in the amount of marine equipment rented by the Company for its P&A operations during the period, the cost of which is billed to the customer without the usual mark-up and collected as revenue, as well as an increase in the percentage of the Company's revenue attributable to the rental tool and data acquisition businesses, which tend to have higher margins than the Company's other businesses.

   Depreciation and amortization increased 402%, to $1.3 million for the year ended December 31, 1996 compared to $259,000 for the year ended December 31, 1995. This increase was due primarily to the inclusion of Oil Stop and the assets contributed to the Joint Venture for a full year in 1996 as compared to only two weeks in 1995 and, to a lesser extent, the increase in the Company's asset base as a result of the acquisitions completed in 1996. General and administrative expenses were 23.4% of revenue for the year ended December 31, 1996 as compared to 26.4% of revenue for the year ended December 31, 1995.

   Effective as of December 31, 1995, the Company elected the early adoption of Statement of Financial Accounting Standards
(FAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The undiscounted net cash flows from the Joint Venture were less than the carrying value of the fixed assets devoted to the Joint Venture and associated goodwill, indicating that an impairment had taken place. As a result, the Company recognized a non-cash charge in 1995 for the impairment of long-lived assets of $4.0 million, consisting of the write-off of $3.5 million of goodwill and $0.5 million of property, plant and equipment.

   Net income for the year ended December 31, 1996 was $3.9 million resulting in diluted earnings of $0.22 per share. This compares to a net loss, as adjusted for pro forma income taxes, of $3.4 million or a diluted loss per share of $0.38 for the year ended December 31, 1995. Prior to the Share Exchange, the Superior Companies were sub-chapter S corporations for federal income tax purposes and thus paid no federal income tax at the corporate level. Results for the year ended December 31, 1995, also include a one-time charge of $4.0 million for the impairment of long-lived assets discussed above.

Liquidity and Capital Resources

   At December 31, 1997, the Company had $18.5 million in working capital as compared to $2.5 million at December 31, 1996. For the year ended December 31, 1997, the Company had net income of $9.5 million and net cash provided by operating activities of
$2.3 million as compared to $3.9 million and $2.7 million, respectively for 1996. The Company's EBITDA (earnings before interest, income taxes, depreciation and amortization expenses) increased to $18.5 million for the year ended December 31, 1997 as compared to $7.1 million for the year ended December 31, 1996. The increase in net income, cash flow and EBITDA was the result of the Company's internal growth as well as the impact of the acquisitions completed in 1997 and 1996.

   In  December 1997, the Company completed a public offering  of
3.9 million shares of Common Stock. The net proceeds of the Common Stock offering, after the underwriting discount and other offering related expenses, were approximately $36.9 million. The proceeds of this offering were used to repay a portion of the amount borrowed under the Company's Bank Credit Facility to complete the acquisitions of Stabil Drill Specialties, Inc. and Sub-Surface Tools, Inc.

   During the year ended December 31, 1997, the Company completed six acquisitions for an aggregate of $50.2 million in cash, 1,520,000 shares of Common Stock and promissory notes providing for contingent payments of up to $20.7 million plus interest. The amounts due under the promissory notes are contingent upon the achievement of certain financial goals by the acquired companies during a period approximately three years from the date of their acquisition. These acquisitions were ultimately funded with proceeds from the Company's stock offering and the $14.5 million from the issuance of Common Stock upon the exercise of the Company's B Warrants, prior to their redemption in September 1997.

   The Company made additional capital expenditures of $9.8 million for the year ended December 31, 1997 as compared to $2.0 million for the year ended December 31, 1997. These expenditures in 1997 were primarily for additional P&A equipment spreads, wireline units and additions to the Company's rental equipment inventory. In 1997, the Company also purchased a 26,000 square foot building and adjacent property, which it is currently renovating. The Company expects to consolidate all of its New Orleans area sales and administrative functions in this facility.

   In February 1998, the Company amended its revolving credit facility with Whitney National Bank and other banks (the "Bank Credit Facility), to provide for a revolving line of credit of up to $45.0 million, matures on April 30, 2000, and bears interest at an annual rate of LIBOR plus a margin that depends on the Company's debt coverage ratio. As of March 2, 1998, there was $13.4 million outstanding under the credit facility at an interest rate of approximately 7.4% per annum. Borrowings under the Bank Credit Facility are available for acquisitions, working capital, letters of credit (up to $2.0 million) and general corporate purposes. Indebtedness under the Bank Credit Facility is guaranteed by the Company's subsidiaries, collateralized by substantially all of the assets of the Company and its subsidiaries, and a pledge of all the common stock of the Company's subsidiaries. Pursuant to the Bank Credit Facility, the Company has agreed to maintain certain financial ratios. The Bank Credit Facility also imposes certain limitations on the ability of the Company to make capital expenditures, pay dividends or other distributions to its stockholders, make acquisitions or incur indebtedness outside of the Bank Credit Facility.

   Management currently believes that the Company will have capital expenditures, excluding acquisitions, of approximately $15 to $20 million in 1998, primarily for additional rental tool inventory and additional P&A and wireline equipment. The Company believes that cash generated from operations and availability under the Bank Credit Facility will provide sufficient funds for the Company's identified capital projects and working capital requirements. However, part of the Company's strategy involves the acquisition of companies which have products and services complementary to the Company's existing base of operations. Depending on the size of any future acquisitions, the Company may require additional debt financing, possibly in excess of the limits of the Bank Credit Facility, or additional equity financing.

  The Company has considered the impact of the Year 2000 issue on its computer systems. It is anticipated that all reprogramming efforts will be completed by the end of 1998, allowing adequate time for testing. Management has determined that the compliance expense will not have a material effect on the financial position of the Company

Recently Issued Financial Accounting Standards

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. FAS No. 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. The Company plans to adopt FAS No. 130 for the quarter ended March 31, 1998.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS No. 131"). FAS No. 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company plans to adopt FAS No. 131 for the year ended December 31, 1998.


Item 7. Financial Statements


                  Independent Auditors' Report


The Board of Directors and Shareholders
Superior Energy Services, Inc.:


We have audited the consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Energy Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.





KPMG PEAT MARWICK LLP

New Orleans, Louisiana
February 20, 1998



                          SUPERIOR ENERGY SERVICES, INC.
                                 AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996
                                 (in thousands)
           Assets
                                                   1997                1996
Current assets:
  Cash and cash equivalents                     $   1,902          $     433
  Accounts receivable - net of allowance
       for doubtful accounts of $551,000 in
       1997 and $149,000 in 1996                   24,054              6,966
  Inventories                                       1,778              1,197
  Other                                             1,513                345
                                                ---------          ---------
          Total current assets                     29,247              8,941

Property, plant and equipment - net                51,797              9,894
Goodwill - net                                     35,989              8,239
Patent - net                                        1,027              1,126
                                                ---------          ---------
          Total assets                          $ 118,060          $  28,200
                                                =========          =========

   Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                              $   5,976          $   1,800
  Accrued expenses                                  3,872              1,562
  Income taxes payable                                893              1,208
  Notes payable - other                               -                1,171
  Unearned income                                     -                  392
  Notes payable - bank                                -                  351
                                                ---------          ---------
      Total current liabilities                    10,741              6,484
                                                ---------          ---------
Deferred income taxes                               7,127              1,117
Long-term debt                                     11,339                250

Stockholders' equity:
  Preferred stock of $.01 par value.
    Authorized, 5,000,000 shares; none issued         -                  -
  Common stock of $.001 par value. Authorized,
     40,000,000 shares; issued and outstanding:
     1997 - 29,173,390 shares;
     1996 - 18,597,045 shares                          29                 19
  Additional paid-in capital                       78,590             19,551
  Retained earnings                                10,234                779
                                                ---------          ---------
     Total stockholders' equity                    88,853             20,349
                                                ---------          ---------

     Total liabilities and stockholders' equity $ 118,060          $  28,200
                                                =========          =========

See accompanying notes to consolidated financial statements





                          SUPERIOR ENERGY SERVICES, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     Years ended December 31, 1997 and 1996
                      (in thousands, except per share data)


                                        1997                 1996


Revenues                              $ 54,256               $  23,638
                                     ---------               ---------
Costs and expenses:
     Costs of services                  23,216                  11,040
     Depreciation and amortization       3,272                   1,323
     General and administrative         12,530                   5,531
                                     ---------               ---------
           Total costs and expenses     39,018                  17,894
                                     ---------               ---------
Income from operations                  15,238                   5,744

Interest expense-net                       722                     127

           Income before income taxes   14,516                   5,617

Provision for income taxes               5,061                   1,685
                                     ---------               ---------
           Net income                  $ 9,455                $  3,932
                                     =========               =========


Earnings per share:
     Basic                             $  0.44                $   0.22
                                     =========               =========
     Diluted                           $  0.43                $   0.22
                                     =========               =========

Weighted average common shares used
in computing earnings per share:
     Basic                              21,695                  17,566
                                     =========               =========
     Diluted                            21,993                  17,619
                                     =========               =========




See accompanying notes to consolidated financial statements








                        SUPERIOR ENERGY SERVICES, INC.
                              AND SUBSIDIARIES
         Consolidated Statements of Changes in Stockholders' Equity
                         December 31, 1997 and 1996
                      (in thousands, except share data)



                                        Common                       Additional
                                        stock           Common       paid-in         Retained
                                        shares          stock        capital         earnings      Total
Balance, December 31, 1995            17,032,916      $     17     $    16,230     $  (3,153)   $  13,094

Net income                                -                -                -          3,932        3,932
Acquisition of remaining minority
  interest in Ace Rental Tools, Inc.      14,129           -                35            -            35
Acquisition of Baytron, Inc.             550,000             1           1,099            -         1,100
Acquisition of Dimensional Oil Field
  Services, Inc.                       1,000,000             1           2,187            -         2,188
                                       ---------      ---------       ---------    ---------     ---------
Balance, December 31,1996             18,597,045            19          19,551           779       20,349


Net income                                -                -                -          9,455        9,455
Acquisition of Nautilus Pipe & Tool
  Rentals, Inc.                          420,000           -             1,837            -         1,837
Acquisition of Tong Rentals & Supply   1,100,000             1           5,499            -         5,500
  Co., Inc.
Exercise of B Warrants                 4,466,509             4          14,468            -        14,472
Sale of Common Stock                   3,900,000             4          36,867            -        36,871
Exercise of Stock Options                689,836             1             368            -           369
                                       ---------      ---------       ---------    ---------     ---------
Balance, December 31, 1997            29,173,390      $     29     $    78,590     $  10,234    $  88,853
                                       =========      =========       =========    =========     =========



See accompanying notes to consolidated financial statements.



                        SUPERIOR ENERGY SERVICES, INC.
                              AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                    Years ended December 31, 1997 and 1996
                               (in thousands)


                                                          1997             1996

Cash flows from operating activities:
  Net income                                         $   9,455         $  3,932

  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                     3,272            1,323
       Unearned income                                    (392)            (692)
       Deferred income taxes                               (65)             258
       Changes in operating assets and liabilities,
         net of acquisitions:
           Accounts receivable                          (7,707)          (1,490)
           Inventories                                    (572)            (229)
           Other - net                                    (249)             (56)
           Accounts payable                                403           (1,482)
           Due to shareholders                          (1,433)            (302)
           Accrued expenses                              1,083              751
           Income taxes payable                         (1,452)             663
                                                     ---------        ---------
           Net cash provided by operating activities     2,343            2,676
                                                     ---------        ---------
Cash flows from investing activities:
  Proceeds from sale of property and equipment               -              354
  Payments for purchases of property and equipment      (9,804)           1,965
  Deferred payment for acquisition of Oil Stop, Inc.         -           (2,000)
  Acquisition of businesses, net of cash acquired      (47,793)          (2,321)
                                                     ---------        ---------
       Net cash used in investing activities           (57,597)          (5,932)
                                                     ---------        ---------

Cash flows from financing activities:
      Notes payable                                      5,011           (1,379)
      Proceeds from sale of common stock                36,871                -
      Proceeds from exercise of  B warrants             14,472                -

      Proceeds from exercise of stock options              369                -
             Net cash provided by (used in)          ---------        ---------
              financing activities                      56,723           (1,379)
                                                     ---------        ---------
             Net increase (decrease)in cash and cash
               equivalents                               1,469           (4,635)

Cash and cash equivalents at beginning of year             433            5,068
                                                     ---------        ---------
Cash and cash equivalents at end of year             $   1,902         $    433
                                                     =========        =========

See accompanying notes to consolidated financial statements



                 SUPERIOR ENERGY SERVICES, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements
                   December 31, 1997 and 1996

 (1)  Summary of Significant Accounting Policies

   (a)
   Basis of Presentation

      The consolidated financial statements include the accounts of Superior Energy Services, Inc. and its subsidiaries (the Company). All significant intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the 1997 presentation.

   (b)
   Business

      The Company provides a broad range of specialized oilfield services and equipment primarily to major and independent oil and gas companies engaged in the exploration, production and development of oil and gas properties offshore in the Gulf of Mexico and throughout the Gulf Coast region. These services and equipment include the rental of specialized oilfield equipment, oil and gas well plug and abandonment services, electric and mechanical wireline  services,  the manufacture, sale  and  rental  of drilling instrumentation and the manufacture and sale of oil spill containment equipment. A majority of the
      Company's business is conducted with major oil and gas exploration companies. The Company continually evaluates the financial strength of their customers but does not require collateral to support the customer receivables. The Company operated as one segment in 1997 and 1996.

      Chevron USA accounted for 27.0% and 34.5% of the Company's revenue for the years ended December 31, 1997 and 1996, respectively. No other customer accounted for 10 percent or more of revenue in either year.

   (c)  Use of Estimates

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

   (d)
   Property, Plant and Equipment

      Property,   plant  and  equipment  are  stated   at   cost.
      Depreciation is computed using the straight-line method over the estimated useful lives of the related lives as follows:

        Buildings                                     30 years
        Machinery  and equipment                      5  to  15 years
        Automobiles,  trucks, tractors and  trailers  2  to  5 years
        Furniture  and  equipment                     5  to  7 years

      The Company assesses the potential impairment of capitalized costs of long-lived assets in accordance with Statement of Financial Accounting Standards (FAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Under this method, the Company

                 SUPERIOR ENERGY SERVICES, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

      assesses its capitalized costs utilizing its current estimate of future revenues and operating expenses. In the event net undiscounted cash flow is less than capitalized costs, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows.

   (e)  Goodwill

      The Company amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over a period not to exceed 30 years. Recoverability is reviewed by comparing the undiscounted fair value of cash flows of the assets, to which the goodwill applies to the net book value, including goodwill, of assets.

   (f)  Inventories

      Inventories  are  stated at the lower of  average  cost  or
      market.   The  cost  of  booms  and  parts  are  determined
      principally on the first-in, first-out method.

   (g)  Cash Equivalents

      The Company considers all short-term deposits with a maturity of ninety days or less to be cash equivalents.

   (h)  Revenue Recognition

      For   the   Company's  P&A,  wireline   and   rental   tool
      operations, revenue is recognized when services or equipment are provided. The Company contracts for P&A and wireline projects either on a day rate or turnkey basis, with a majority of its projects conducted on a day rate basis. The Company's rental tools are leased on a day rate basis, and revenue from the sale of equipment is recognized when the equipment is shipped. Reimbursement from customers for the cost of rental tools that are damaged or lost downhole are reflected as revenue at the time of the incident.

   (i)  Income Taxes

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

          (j)   Patents

        Patents are amortized using the straight-line method over the life of each patent.

   (k)  Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 128, Earnings Per Share. FAS No. 128 changes the computation, presentation and disclosure requirements for earnings per share amounts. FAS No. 128 requires presentation of "basic"


                    SUPERIOR ENERGY SERVICES, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies (continued)

     and "diluted" earnings per share, as defined, on the face of the income statement for all entities with complex capital structures. The Company adopted FAS No. 128 in 1997 on a retroactive basis accordingly, per share amounts for the year ended December 31, 1996, have been restated to conform to the requirements of FAS No. 128. The number of dilutive stock options and warrants used in computing diluted earnings per share were 298,000 in 1997 and 53,000 in 1996.

   (l)  Financial Instruments

     The Company's financial instruments consist of cash and
     cash equivalents, accounts receivable,            accounts
     payable and long-term debt. The carrying amount of these financial instruments approximates their fair values.

(2)  Supplemental Cash Flows Information (in thousands)

                                            1997       1996
    Cash paid for:
       Interest                         $    649    $   106
                                        ========    =======
       Income Taxes                     $  5,195    $   994
                                        ========    =======
    Details of acquisitions:
       Fair value of assets             $ 76,245    $ 8,439
                                        --------    -------
       Fair value of liabilities          18,202      2,329
       Common stock issued                 7,338      3,288
       Note payable                         -           250
                                        --------    -------
       Cash paid                          50,705      2,572
       Less cash acquired                  2,912        251
                                        --------    -------
         Net cash paid for acquisitions $ 47,793    $ 2,321
                                        ========    =======

 (3)   Business Combinations

        In February 1997, the Company acquired all of the outstanding common stock of Nautilus Pipe & Tool Rental, Inc. and Superior Bearing & Machine Works, Inc. (collectively doing business as "Concentric Pipe & Tool Rentals") for $4,000,000 cash, 420,000 shares of the Company's common stock (at $4 3/8 per share market price on the date of the purchase) and a promissory note for $2,465,000. The amount payable under the promissory note is subject to certain contingencies and is not reflected in the purchase price, which approximated $5,838,000. The property, plant and equipment of Concentric Pipe and Tool Rentals were valued at their estimated fair value of approximately $4,768,000. Deferred taxes have been provided for the difference between the book and tax basis of the property. The remaining assets approximated their fair values. The excess purchase price over the fair value of the net assets of Concentric Pipe and Tool Rentals at February 28, 1997 of approximately $2,561,000 was allocated to goodwill.

       In April 1997, the Company acquired all of the outstanding common stock of F & F Wireline Service, Inc. ("F&F") for $900,000 cash and a promissory note for $600,000. The promissory note is subject to certain minimum earnings requirements and is not reflected in the purchase price of approximately $900,000. The property, plant and

                 SUPERIOR ENERGY SERVICES, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

(3)  Business Combinations (continued)

equipment of F & F were valued at their estimated fair value of approximately $869,000. Deferred taxes have been provided for the difference between the book and tax basis of the property. The remaining assets approximate their fair values. The excess of purchase price over the fair value of the net assets of F & F at April 30, 1997 of approximately $344,000 was allocated to goodwill.

      In May 1997, the Company acquired pursuant to a statutory merger Tong Rentals and Supply Company, Inc. ("Tong") for $5,500,000 cash and 1,100,000 shares of the Company's common stock (at a $5.00 per share market price on the date of the merger). The property, plant and equipment of Tong were valued at their estimated fair value of approximately $4,252,000. Deferred income taxes have been provided for the difference between the book and tax basis of the property. The remaining assets and liabilities approximated their fair values. The excess purchase price over the fair value of the net assets of Tong at May 31, 1997 of approximately $6,731,000 was allocated to goodwill.

       In September 1997, the Company acquired all of the outstanding common stock of Fastorq, Inc. ("Fastorq") for
$4,810,000 cash and a promissory note for $2,590,000. The promissory note is subject to certain minimum earnings requirements and is not reflected in the purchase price which approximated $4,810,000. The property, plant and equipment of Fastorq were valued at their estimated fair value of approximately $1,192,000. Deferred income taxes have been provided for the difference between the book and tax basis of the property. The remaining assets and liabilities approximated their fair values. The excess purchase price over the fair value of the net assets of Fastorq at September 30, 1997 of approximately $2,066,000 was allocated to goodwill.

   In October 1997, the Company acquired all of the outstanding common stock of Stabil Drill Specialties, Inc. ("Stabil Drill") for $17,500,000 cash and a promissory note for $7,500,000. The promissory note is subject to certain minimum earnings requirements and is not reflected in the purchase price, which approximated $17,500,000. The property, plant and equipment of Stabil Drill were valued at their estimated fair value of approximately $6,011,000. Deferred income taxes have been provided for the difference between the book and tax basis of the property. The remaining assets and liabilities approximated their fair values. The excess purchase price over the fair value of the net assets of Stabil Drill at October 31, 1997 of approximately $12,252,000 was allocated to goodwill.

   In November 1997, the Company, acquired all of the outstanding common stock of Sub-Surface Tools, Inc. ("Sub-Surface") for
$17,500,000  cash  and  a promissory note  for  $7,500,000.   The
promissory note is subject to certain minimum earnings requirements and is not reflected in the purchase price, which approximated $17,500,000. The property, plant and equipment of Sub-Surface were valued at their estimated fair value of approximately $17,870,000. Deferred income taxes have been provided for the difference between the book and tax basis of the property. The remaining assets and liabilities approximated their fair values. The excess purchase price over the fair value of the net assets of Sub-Surface at November 5, 1997 of approximately $4,074,000 was allocated to goodwill.

   In July 1996, the Company, pursuant to a statutory merger, acquired Baytron, Inc. ("Baytron") for $1,100,000 cash and 550,000 shares of the Company's common stock (at a $2.00 per share market price on the date of merger) for a total purchase price of $2,200,000. The property, plant and equipment of Baytron were valued at their estimated fair value of approximately $791,000. Deferred taxes have been provided for the difference between the book and tax basis of the property. The remaining assets and liabilities approximated their fair values. The excess purchase price over the fair value of the net assets of Baytron at July 31, 1996 of $1,309,000 was allocated to goodwill.

                 SUPERIOR ENERGY SERVICES, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

(3)  Business Combinations (continued)

   In September 1996, the Company, pursuant to a statutory merger, acquired all the capital stock of Dimensional Oil Field Services, Inc. ("Dimensional") for $1,500,000 cash, a promissory note of $1,000,000 and 1,000,000 shares of the Company's common stock (at a $2 3/16 per share market price on the date of merger). Promissory notes having an aggregate value of $750,000 are subject to certain minimum earnings requirements and are not reflected in the purchase price which approximates $3,984,000. The property, plant and equipment of Dimensional were valued at their estimated fair value of approximately $1,517,000. Deferred taxes have been provided for the difference between the book and tax basis of the property. The remaining assets and liabilities approximated their fair values. The excess purchase price over the fair value of the net assets of Dimensional at September 15, 1996 of approximately $2,649,000 was allocated to goodwill.

   Each of the above transactions have been accounted for as a purchase and the results of operations of the acquired companies have been included from their acquisition dates.

   The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisitions had occurred on January 1, 1996 with pro forma adjustments to give effects to amortization of goodwill, depreciation and certain other adjustments together with related income tax effects (in thousands, except per share amounts):

                                               1997         1996

Revenues                                   $ 82,493     $ 64,163
                                           ========     ========

Net earnings                               $ 12,286     $  6,512
                                           ========     ========

Basic earnings per share                   $   0.55     $   0.32
                                           ========     ========
Diluted earnings per share                 $   0.55     $   0.32
                                           ========     ========

 The above pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisitions been effected on the assumed date.

(4)    Property, Plant and Equipment

        A summary of property, plant and equipment at December
31, 1997 and 1996 (in thousands) is as follows:


                                                     1997     1996

       Buildings                                  $ 4,055  $   462
       Machinery and equipment                     44,551    8,725
       Automobiles, trucks, trailers and tractors   3,028    1,036
       Furniture and fixtures                         604      184
       Construction-in-progress                     2,356    1,170
       Land                                         1,268       20
                                                  -------  -------
                                                   55,862   11,597
         Less accumulated depreciation              4,065    1,703
                                                  -------  -------
         Property, plant and equipment, net      $ 51,797  $ 9,894
                                                 ========  =======

                 SUPERIOR ENERGY SERVICES, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

(4)  Property, Plant and Equipment (continued)

        The cost of property, plant and equipment leased to third parties was $5,266,000 at December 31, 1997 and 1996. Interest cost incurred during the period of construction of plant and equipment is capitalized. The interest cost capitalized on plant and equipment was $167,000 in 1997 and none in 1996.

 (5)  Notes Payable

          The Company's notes payable as of December 31, 1997 and 1996 consist of the following (in thousands):


                                                        1997           1996
    Revolving line of credit in the original
    amount of $45,000,000 bearing interest based on
    LIBOR plus 1.5% to 2.5% set quarterly
    (7.27% at December 31, 1997) principal
    due March 31, 1999                               $ 10,350        $   -

    Master note loan agreement with bank with
    a maximum principal amount of $4,000,000
    bearing interest at the bank's prime rate (8.25%
    at December 31, 1996)                                  -            300

    Note  payable in connection with purchase
    of Dimensional Oil Field Services, Inc., due
    January, 1998, annual interest of 7.0%                250           250

    Installment notes   payable,   annual
    interest rates of 8.00% to 8.75% at
    December 31, 1996                                      -             51

    Notes  payable  to  certain  individuals,
    dated July 31, 1997, in  the original amount of
    $400,000  with imputed interest of 8.5%, due in
    annual installments of $100,000 through
    July 31, 2000, unsecured                              255            -

    Other  installment  notes  payable  with
    interest rates ranging from 8% to 10% due in
    monthly installments through April, 2011              484            -
                                                       --------       --------
                                                        11,339          601
    Less current portion of notes payable                  -            351
                                                       --------       --------
    Long-term debt                                    $ 11,339       $  250
                                                      =========      =========

        At  December  31,  1997 and 1996, the Company  had  notes
payable   related   to  acquisitions  totaling  $21,405,000   and
$750,000, respectively, which are not recorded as their payment is subject to certain minimum earnings requirements.

        The Corporation maintains a revolving credit agreement, which provides for borrowing up to $45,000,000 through March 31, 1999. Subsequent to December 31, 1997, the line of credit was amended to extend the term to April 30, 2000. The agreement provides for LIBOR interest rates plus an applicable margin ranging from 1.5% to

                 SUPERIOR ENERGY SERVICES, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

(5)  Notes Payable (continued)

2.5%.   A commitment fee ranging from .25% to .325% per annum  is
payable on the unused portion of the credit. The Company is not required to maintain compensating balances in connection with these agreements.

(6) Income Taxes

      The  components of income tax expense for  the  year  ended
December 31, 1997 and 1996 are as follows (in thousands):

                                             1997        1996
    Current
       Federal                          $   3,973   $   1,382
       State                                  621          54
                                        ---------   ---------
                                            4,594       1,436
                                        ---------   ---------
    Deferred:
       Federal                                404         242
       State                                   63           7
                                        ---------   ---------
                                              467         249
                                        ---------   ---------
                                        $   5,061   $   1,685
                                        =========   =========

     The significant components of deferred income taxes at December 31, 1997 and 1996 are as follows (in thousands):

                                           1997          1996
    Deferred tax assets:
      Unearned income                   $    -          $    137
      Allowance for doubtful accounts       199               51
      Net operating loss carryforward       979              942
                                        --------        ---------
                                          1,178            1,130
      Valuation allowance                (1,034)            (992)
                                        --------        ---------
                Net deferred tax asset      144              138
                                        --------        ---------
    Deferred tax liabilities:
      Property, plant and equipment      (6,408)            (947)
      Patent                               (280)            (308)
      Other                                (583)              -
                                        --------        ---------
                                          (7,271)         (1,255)
                                        --------        ---------
                                        $ (7,127)       $ (1,117)
                                        ========        =========








                 SUPERIOR ENERGY SERVICES, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

(6)  Income Taxes (continued)

   A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net change in the valuation allowance for the year ended December 31, 1996 was a decrease of $908,000. The net deferred tax assets reflect management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty.

   As of December 31, 1997, the Company had a net operating loss carryforward of approximately $2.9 million which is available to reduce future Federal taxable income through 2010. The utilization of the net operating loss carryforward is limited to approximately $238,000 a year.

   A reconciliation between the statutory federal income rate and the Company's effective tax rate on pretax income for the year ended December 31, 1997 and 1996 is as follows:

                                          1997         1996

Federal income tax rate                  34.0%         34.0%

Valuation allowance adjustment             -           (6.3)
Other                                     .9            2.3
                                     ---------     ---------
Effective income tax rate                34.9%         30.0%
                                     =========     =========
(7)  Stockholders' Equity

      At December 31, 1997 the following were outstanding:

     (a)Warrants entitling the holders thereof to purchase an aggregate of 8,333 Common Stock until January 17, 2000 at an exercise price of $1.00 per share;

     (b)Options to purchase an aggregate of 70,000 shares of Common Stock until December 31, 2000 at an exercise price of $3.60 per share;

     (c)Options to purchase an aggregate of 25,000 Shares of Common Stock until May 5, 1998 at an exercise price of $4.75 per share;

   In October 1995, the Company's stockholders approved the 1995 Stock Incentive Plan (Incentive Plan) to provide long-term incentives to its key employees, including officers and directors who are employees of the Company (Eligible Employees). Under the Incentive Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, stock awards or any combination thereof to Eligible Employees for up to 600,000 shares of the Company's Common Stock. In July 1997, the stockholders approved an amendment to the 1995 Stock Incentive Plan which increased to the total number of incentive shares that may be granted from 600,000 to 1,400,000. The Compensation Committee of the Board of Directors establishes the exercise price of any stock options granted under the Incentive Plan, provided the exercise price may not be less than the fair market value of a common share on the date of grant.

                 SUPERIOR ENERGY SERVICES, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements


(7)  Stockholders' Equity (continued)

        A  summary  of stock options granted under the  Incentive
Plan for the years ended December 31, 1997 and 1996 are as follows:


                                                1997                          1996

                                                     Weighted                       Weighted
                                      Number of      Average         Number of       Average
                                       Shares         Price            Shares         Price
                                      ------------------------       -----------------------
Outstanding at beginning of year       531,500        $ 2.55          150,000         $2.53
Granted                                860,500        $ 4.56          421,500         $2.56
Exercised                              (54,200)       $ 2.60              -             -
Forfeited                                  -                          (40,000)        $2.56
Canceled                                   -                              -             -
                                      ________       ________         _______       ________
Outstanding at the end of year       1,337,800        $ 3.84          531,500         $2.55
                                      ========       ========         =======       ========
Exercisable  at  end  of year          443,300        $ 2.58          357,000         $2.55
                                      ========       ========         =======       ========
Available for future grants              8,000                         68,500
                                      ========                        =======

      A summary of information regarding stock options outstanding at December 31, 1997 is as follows:


                               Options Outstanding         Options Exercisable
                               ------------------------------------------------
Range  of                      Remaining        Weighted                Weighted
Exercise                       Contractural     Average                 Average
Prices         Shares          Life             Price      Shares       Price
-------------------------------------------------------------------------------
$2.5 - 3.43    837,800         8 - 9 yrs        $2.92      443,300      $2.58
$4.75 - 9.25   500,000         9.5   yrs        $5.38         -            -


   The Company accounts for its stock based compensation under the principles prescribed by the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees (Opinion No. 25). However, Statement of Financial Accounting Standards
(FAS) No. 123 Accounting for Stock-Based Compensation permits the continued use of the value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by FAS No. 123 had been applied. The pro forma data presented below is not









                 SUPERIOR ENERGY SERVICES, INC.
                        AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

 (7)  Stockholders' Equity (continued)

representative of the effects on reported amounts for future years (in thousands, except per share amounts).

                                     As Reported            Pro forma
                                  1997        1996       1997       1996

Net income                   $   9,455   $   3,932   $  9,117    $  3,798
Basic earnings per share     $    0.44        0.22   $   0.42    $   0.22
Diluted earnings per share   $    0.43        0.22   $   0.41    $   0.22
Average fair value of        $      -    $      -    $   1.48    $   0.58
grants during the year         =========   =========   ========    ========

Black-Scholes option
pricing model assumptions
    Risk free interest rate                               6.1%        6.1%
    Expected life (years)                                   2           3
    Volatility                                           73.0%       20.6%
    Dividend yield                                         -0-         -0-
                                                       =========   =========

(8)   Commitments and Contingencies

   The Company leases certain office, service and assembly facilities under operating leases. The leases expire at various dates over the next several years. Total rent expense was $331,000 in 1997 and $169,000 in 1996. Future minimum lease payments under non-cancelable leases for the five years ending December 31, 1998 through 2002 are as follows: $382,000, $270,000, $172,000, $35,000 and $8,000 respectively.

   From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on its business or operations.

(9)  Related Party Transactions

   The Company paid consulting fees to a director, who is not an employee, of $13,000 in 1997 and $23,000 in 1996. The employment contract of a director, who is a former officer, was converted to a consulting agreement, in May 1996. He was paid $60,000 in 1997 and 1996. Subsequent to year end, this directors contract was terminated by paying $60,000 and a note receivable the Company had fully reserved in prior years. The Company also paid a director, who is also an employee and a shareholder rent, of approximately $70,000 in 1997 and $46,000 in 1996. The Company is obligated to make such rent payments in the future as follows:
$70,000 in 1998 and $46,000 in 1999.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None




PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    Information  required by this item will be  included  in  the
Company's definitive proxy statement in connection with its  1998
Annual Meeting of Stockholders and is incorporated herein by reference.

Item 10.     Executive Compensation

    Information   required by this item will be included  in  the
Company's definitive proxy statement in connection with its  1998
Annual Meeting of Stockholders and is incorporated herein by reference.

Item  11.   Security Ownership of Certain Beneficial  Owners  and
Management

    Information  required by this item will be  included  in  the
Company's definitive proxy statement in connection with its  1998
Annual Meeting of Stockholders and is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions

    Information  required by this item will be  included  in  the
Company's definitive proxy statement in connection with its  1998
Annual Meeting of Stockholders and is incorporated herein by reference.


Item 13.  Exhibits and Reports on Form 8-K

   (a)   Exhibits.   Reference  is  made  to  the  Exhibit  Index
beginning on page E-1 hereof.

  (b)Reports on Form 8-K. During the fourth quarter of 1997, the Company filed Current Reports on Form 8-K dated October 3, 1997 (Items 2 and 7), October 31, 1997 (Items 2 and 7) and November 5, 1997 (Item 7). The Current Report on Form 8-K dated October 31, 1997 included the following financial statements:

     Pro Forma Condensed Financial Statements
       Unaudited Pro Forma Condensed Balance Sheet as of September 30, 1997 Unaudited Pro Forma Condensed Statement of Earnings for the nine months ended September 30, 1997
       Unaudited Pro Forma Condensed Statement of Earnings for the year ended December 31, 1996
       Notes to unaudited Pro Forma Condensed Financial Statements

      Stabil Drill Specialties, Inc.
       Independent Auditors' Report
       Balance Sheets at August 31, 1996 and 1997
       Statements of Income and Retained Earnings for the years ended August 31, 1996 and 1997
       Statements of Cash Flows for the years ended August 31, 1996 and 1997
       Notes to Financial Statements

      Sub-Surface Tools, Inc.
       Independent Auditors' Report
       Balance Sheet at July 31, 1997
       Statement of Income and Retained Earnings for the year ended July 31, 1997
       Statement of Cash flows for the year ended July 31, 1997
       Notes to Financial Statements




                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SUPERIOR ENERGY SERVICES,INC.


                                        By:/s/ Terence E.Hall
                                              Terence E. Hall
                                          Chairman  of  the Board,
                                          Chief Executive Officer and
                                          President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date


/s/  Terence E. Hall      Chairman of the Board,        March 13, 1998
     Terence E. Hall   Chief Executive Officer and
                                President
                       (Principal Executive Officer)

/s/  Robert S. Taylor     Chief Financial Officer       March 13, 1998
     Robert S. Taylor    (Principal Financial and
                            Accounting Officer)

/s/  Ernest J. Yancey, Jr.      Director                March 13, 1998
     Ernest J. Yancey, Jr.

/s/  James E. Ravannack         Director                March 13, 1998
     James E. Ravannack


/s/  Richard J. Lazes           Director                March 13, 1998
     Richard J. Lazes


 /s/  Bradford Small            Director                March 13, 1998
      Bradford Small


/s/  Justin L. Sullivan         Director                March 13, 1998
     Justin L. Sullivan


Exhibit                                                 Sequentially
No.                          Description                Numbered Page

2.1 Agreement and Plan of Reorganization, dated March 23, 1995, as amended, among the Company, Superior Well Service, Inc. and each of the shareholders of Superior Well Service, Inc. (1)

2.2 Agreement and Plan of Reorganization, dated May 22, 1995, as amended, among the Company, Oil Stop, Inc. and the sole shareholder of Oil Stop, Inc.(1)

3.1  Composite of the Company's  Certificate of Incorporation.(2)

3.2  Composite of the Company's By-laws.(3)

4.1  Specimen Stock Certificate. (4)

4.2  Form of Private Warrant dated January 18, 1995. (5)

10.1 Revolving Credit by and between Whitney National
     Bank, the banks named therein and the Company dated as of February 17, 1998.

10.2 Agreement and Plan of Merger dated September 15, 1996, by and among the Company,Dimensional Oil Field Acquisition, Inc., Dimensional Oil Field Services, Inc. and Emmett E. Crockett, Evelyn Crockett, George K. Crockett and Robert L. Crockett.(6)

10.3 Agreement and Plan of merger dated July 30, 1996 by and among the Company, Baytron Acquisition, Inc., Baytron, Inc.,
     James Edwards and Judy Edwards dated July 30, 1996.(3)

10.4 Stock Purchase Agreement dated February 28, 1997, by and between the Company and John C. Gordon.(7)

10.5 Agreement and Plan of Merger dated as of May 31, 1997, by and among the Company, Tong Rentals and Supply Acquisition, Inc. Tong Rentals and Supply Company, Inc. and Rufus L. Patin (8)

10.6 Stock Purchase Agreement dated as of September 30, 1997, by and among the Company, Phillip D. Jaudon and Al J. Shiyou (9)

10.7 Stock Purchase Agreement dated October 31, 1997, by and between the Company and the stockholders of Stabil Drill Specialties, Inc.(10)

10.8 Stock Purchase Agreement dated November 5, 1997, by and between the Company and the stockholders of Sub-Surface Tools, Inc. (10)

10.9 1995 Stock Incentive Plan, as amended (11)

10.10 Joint Venture Agreement between G&L Tool Company and
     Superior Fishing and Rental, Inc. dated January 8, 1996. (3)

10.11 Form of Consultant Option, as amended (12)

10.12 Lease of Commercial Property dated January 1, 1997 between Oil Stop, Inc. and Richard Lazes



                               E-1





Exhibit                                                 Sequentially
No.                          Description                Numbered Page



10.13 Lease of Commercial Property dated March 1, 1994 between Oil Stop, Inc. and
          Richard Lazes.(13)

10.14 Employment Agreement between the Company and each of Terence E. Hall, Ernest J. Yancey and James Ravannack.(13)

10.15     Employment Agreement between the Company and Richard J.
          Lazes.(13)

21.1      Subsidiaries of the Company

23.1      Consent of KPMG Peat Marwick LLP

27.1      Financial Data Schedule

_________________

(1)  Incorporated by reference to Appendix A of the Company's
     Definitive Proxy Statement dated September 29, 1995.
(2) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996.
(3)  Incorporated by reference to the Company's Form SB-2
    (Registration Statement No. 333-15987).
(4) Incorporated by reference to Amendment No. 6 to the Company's Form S-4 on Form SB-2 (Registration Statement
     No. 33-94454)
(5) Incorporated by reference to Amendment No. 3 to the Company's Form S-4 on Form SB-2 (Registration No. 33-94454).
(6) Incorporated by reference to the Company's Current Report on Form 8-K dated September 16, 1996
(7) Incorporated by reference to the Company's Current Report on Form 8-K dated February 28, 1997
(8) Incorporated by reference to the Company's Current Report on Form 8-K dated May 31, 1997
(9) Incorporated by reference to the Company's Current Report on Form 8-K dated October 3, 1997
(10) Incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 1997
(11) Incorporated by reference to Exhibit A to the Company's
     Definitive Proxy Statement dated
     June 25, 1997
(12) Incorporated by reference to Amendment No. 1 to the Company's Form S-4 on Form SB-2 (Registration Statement No. 33-94454)
(13) Incorporated by reference to the Company's Registration Statement Form S-4 (Registration Statement No. 33-94454).