Form 10-Q
period 1998-03-31
SUPERIOR ENERGY SERVICES INC
filed 1998-05-15
CIK 886835

==============================================================

           U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-QSB
    X
(Mark One)
           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

                              or

          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Transition Period From .........to........


                 Commission File No. 0-20310


               SUPERIOR ENERGY SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

         Delaware                              75-2379388
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

         1105 Peters Road
         Harvey,Louisiana                         70058
      (Address of principal executive offices)  (Zip Code)


          Issuer's telephone number: (504) 362-4321


                     1503 Engineers Road
               Belle Chasse, Louisiana  70037
   (Former name, former address and former fiscal year, if
                 changed since last report)


      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The number of shares of the Registrants' common stock outstanding on May 1, 1998 was 29,247,023.


===============================================================


PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

       SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
            Condensed Consolidated Balance Sheets
            March 31, 1998 and December 31, 1997
                       (in thousands)

                                                  3/31/98         12/31/97
                                                (Unaudited)       (Audited)

ASSETS
Current assets:
  Cash and cash equivalents                     $   2,282        $   1,902
  Accounts receivable - net                        23,549           24,054
  Inventories                                       1,788            1,778
  Other                                             1,731            1,513
                                                ---------        ---------

        Total current assets                       29,350           29,247

Property, plant and equipment - net                59,484           51,797

Goodwill - net                                     35,186           35,989

Patent - net                                        1,002            1,027
                                                ---------        ---------

        Total assets                            $ 125,022        $ 118,060
                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $   6,203        $   5,976
  Accrued expenses                                  3,630            3,872
  Income taxes payable                              2,704              893
                                                ---------        ---------

        Total current liabilities                  12,537           10,741
                                                ---------        ---------

Deferred income taxes                               6,930            7,127
Long-term debt                                     12,165           11,339


Stockholders' equity:
  Preferred stock of $.01 par value
   Authorized, 5,000,000; none issued                  -                -
  Common stock of $.001 par value.
   Authorized, 40,000,000 shares;
   issued, 29,211,623                                  29               29
  Additional paid-in capital                       78,646           78,590
  Retained earnings                                14,715           10,234
                                                ---------        ---------

        Total stockholders' equity                 93,390           88,853
                                                ---------        ---------

        Total liabilities and
         stockholders' equity                   $ 125,022        $ 118,060
                                                =========        =========




       SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
       Condensed Consolidated Statements of Operations
         Three Months Ended March 31, 1998 and 1997
            (in thousands, except per share data)
                         (unaudited)



                                                        1998         1997
                                                    ---------    ---------

Revenues                                             $ 22,702     $  9,180
                                                    ---------    ---------

Costs and expenses:
  Costs of services                                     9,562        4,298
  Depreciation and amortization                         1,661          491
  General and administrative                            5,197        2,034
                                                    ---------    ---------

       Total costs and expenses                        16,420        6,823
                                                    ---------    ---------

Income from operations                                  6,282        2,357

Other income (expense):
  Interest expense                                       (230)         (85)
  Gain on sale of subsidiary                            1,176            -
                                                    ---------    ---------

       Income before income taxes                       7,228        2,272

Provision for income taxes                              2,747          750
                                                    ---------    ---------

Net income                                           $  4,481    $   1,522
                                                    =========    =========

Earnings Per Share:
   Basic                                             $   0.15    $    0.08
                                                    =========    =========
   Diluted                                           $   0.15    $    0.08
                                                    =========    =========


Weighted average common shares used in
  computing earnings per share:
   Basic                                               29,182       18,743
                                                    =========    =========
   Diluted                                             29,531       20,046
                                                    =========    =========


       SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
       Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1998 and 1997
                       (in thousands)
                         (unaudited)


                                                        1998          1997
                                                      -------       -------
Cash flows from operating activities:
  Net income                                        $  4,481      $  1,522
  Adjustments to reconcile net income
     to net cash provided by
      operating activities:
   Depreciation and amortization                       1,661           491
   Unearned income                                       -             126
   Gain on sale of subsidiary                         (1,176)           -
   Changes in operating assets
   and liabilities, net of acquisition:
     Accounts receivable                                  85        (1,364)
     Inventories                                         (10)          (18)
     Other - net                                         163           205
     Accounts payable                                    307           388
     Due to shareholders                                  -           (268)
     Accrued expenses                                   (381)         (338)
     Income taxes payable                              1,885           (21)
                                                   ---------     ---------

Net cash provided by operating activities              7,015           723
                                                   ---------     ---------
Cash flows from investing activities:
  Payments for purchases of property and
     property and equipment                          (11,015)       (1,258)
  Additional payment for business acquired              (750)           -
  Proceeds from sale of subsidiary                     4,247            -
  Acquisition of business, net of cash acquired          -          (3,917)
                                                   ---------     ---------
      Net cash used in investing activities           (7,518)       (5,175)
                                                   ---------     ---------

Cash flows from financing activities:
 Notes payable - bank                                    826         4,745
 Proceeds from exercise of stock options                  57           -
                                                   ---------     ---------
   Net cash provided by financing activities             883         4,745
                                                   ---------     ---------

   Net increase in cash and cash equivalents             380           293


Cash and cash equivalents at beginning of period       1,902           433
                                                   ---------     ---------

Cash and cash equivalents at end of period           $ 2,282      $    726
                                                   =========     =========



               SUPERIOR ENERGY SERVICES, INC.
                      AND SUBSIDIARIES

    Notes to Condensed Consolidated Financial Statements
         Three Months Ended March 31, 1998 and 1997


(1)  Basis of  Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended
December 31, 1997 and the accompanying notes and Management's Discussion and Analysis or Plan of Operation.

The financial information for the three months ended March 31, 1998 and 1997, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)  Business Combinations

In 1997, the Company acquired all of the outstanding common stock of six companies for a combined $50,210,000 cash, 1,520,000 shares of the Company's common stock and promissory notes totaling $20,655,000. The amounts payable under the promissory notes are subject to certain contingencies and are not reflected in the respective company's purchase price. Each of the acquisitions were accounted for as a purchase and the results of operations of the acquired companies have been included from their respective acquisition dates.

The following unaudited pro forma information for the three months ended March 31, 1997, presents a summary of consolidated results of operations as if the acquisitions had occurred on January 1, 1997 with pro forma adjustments to give effect to amortization of goodwill, depreciation and certain other adjustments together with related income tax effects (in thousands, except per share amounts):

Revenues                        $19,387
                                =======

Net earnings                    $ 2,465
                                =======

Basic earnings per share        $  0.12
                                =======

Diluted earnings per share      $  0.12
                                =======

The   above   pro  forma  information  is  not   necessarily
indicative of the results of operations as they would have been had the acquisitions been effected on January 1, 1997.


(3) Earnings Per Share

In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS No. 128"). FAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with earnings per share and diluted earnings per share. The calculation of earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts for the three month period ended March 31, 1997 have been restated to conform to the requirements of FAS No. 128. The number of dilutive stock options and warrants used in computing diluted earnings per share were 349,000 in 1998 and 1,303,000 in 1997.

Item 2. Management's Discussion and Analysis or Plan of Operation

Comparison of the Results of Operations for the Quarters
Ended March 31, 1998 and 1997

The Company experienced significant growth in revenue and net income in the first quarter of 1998 as compared to the same period in 1997. The Company has continued to focus on the rental tool business and as a result, 60% of revenues in the first quarter of 1998 are from the rental tool area as compared with 16% in 1997.

The Company's revenue increased 147% to $22.7 million for the three months ended March 31, 1998, as compared to $9.2 million for the same period in 1997. The majority of the increase is attributable to the acquisitions, primarily of rental tool businesses, that the Company has completed in 1997.

The Company's gross margin increased to 57.9% for the three months ended March 31, 1998, from 53.2% for the three months ended March 31, 1997. This increase was primarily due to the increase in the percentage of the Company's revenue that was generated by its rental tool operations, which generally has higher gross margins than the Company's other areas of operations.

Depreciation  and  amortization  increased  238%,  to   $1.7
million for the three months ended March 31, 1998, from $491,000 for three months ended March 31, 1997. Most of the increase resulted from the larger asset base that has resulted from the Company's acquisitions. General and administrative expenses as a percentage of revenue remained relatively constant at 22.9% of revenue for the three months ended March 31, 1998, as compared to 22.2% of revenue for the three months ended March 31, 1997. In the first quarter of 1998, the Company sold Baytron, Inc. for a gain of approximately $1.2 million.

Net income for the three months ended March 31, 1998 increased 194% to $4.5 million from $1.5 million for the comparable period last year. Earnings per diluted share increased 87.5% to $0.15 from $0.08 despite the diluted weighted average of common stock increasing by 47% and an effective income tax rate increase of 15%. The strong net income and earnings increases were the result of increased revenue, higher profit margins and the gain on sale of subsidiary.

Capital Resources and Liquidity

For the three months ended March 31, 1998, the Company had net income of $4.5 million and net cash provided by operating activities of $7.0 million, compared to $1.5 million and $723,000, respectively, for the same period in 1997. The Company's EBITDA (earnings before interest, taxes, depreciation and amortization) increased to $7.9 million, exclusive of the gain on sale of subsidiary, for the three months ended March 31, 1998, as compared to $2.8 million for the same period in 1997. The increase in net income, cash flow and EBITDA was primarily the result of the acquisitions completed in 1997.

 In the first three months of 1998, the Company made capital expenditures of $11.0 million primarily for rental equipment inventory, P&A equipment spreads and renovation of the
Company's new operating facility. The Company, as of the end of the first quarter, consolidated all of its New
Orleans area sales and administrative functions in this facility. The Company, in the first quarter of 1998, made a final payment of $750,000 in connection with the acquisition of Dimensional Oil Field Services, Inc. In the first quarter of 1998, the Company received cash proceeds of $4.2 million for the sale of Baytron, Inc.

The Company maintains a Bank Credit Facility which provides for a revolving line of credit up to $45.0 million, matures on April 30, 2000, and bears interest at an annual rate of LIBOR plus a margin that depends on the Company's debt coverage ratio. As of May 6, 1998 there was $14.2 million outstanding under the Bank Credit Facility at an interest rate of approximately 7.4% per annum. Borrowings under the Bank Credit Facility are available for acquisitions, working capital, letters of credit and general corporate purposes. Indebtedness under the Bank Credit Facility is guaranteed by the Company's subsidiaries, collateralized by substantially all of the assets of the Company and its subsidiaries, and a pledge of all the common stock of the Company's subsidiaries. Pursuant to the Bank Credit Facility, the Company has agreed to maintain certain financial ratios. The Bank Credit Facility also imposes certain limitations on the ability of the Company to make capital expenditures, pay dividends or other distributions to shareholders, make acquisitions or incur indebtedness outside of the Bank Credit Facility.

Management currently believes that the Company will have additional capital expenditures, excluding acquisitions, of approximately $12 million in 1998 primarily to further expand its rental tool inventory. The Company believes that cash generated from operations and availability under the
Bank Credit Facility will provide sufficient funds for the Company's identified capital projects and working capital requirements. However, part of the Company's strategy involves the acquisition of companies, which have products and services complementary to the Company's existing base of operations. Depending on the size of any future acquisitions, the Company may require additional debt financing possibly in excess of the limits of the Bank Credit Facility or additional equity financing.

The  Company  has  considered the impact of  the  year  2000 issues on its computer systems and has determined that it is year 2000 compliant.

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


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)   The following exhibit is filed with this Form 10-QSB

  27.1  Financial Data Schedule

b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.








                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUPERIOR ENERGY SERVICES, INC.



Date: May 14, 1998            By: /s/ Terence E. Hall
                                      Terence E. Hall
                                  Chairman of the Board,
                          Chief Executive Officer and President
                              (Principal Executive Officer)



Date: May 14, 1998            By: /s/ Robert S. Taylor
                                      Robert S. Taylor
                                  Chief Financial Officer
                        (Principal Financial and Accounting Officer)