Form 10QSB
period 1998-06-30
SUPERIOR ENERGY SERVICES INC
filed 1998-08-14
CIK 886835

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

            X                 FORM 10-QSB

        (Mark One)
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1998
                                 or

               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period From .........to........


                   Commission File  No. 0-20310



                    SUPERIOR ENERGY SERVICES, INC.
   (Exact name of small business issuer as specified in its charter)

Delaware                                    75-2379388
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

1105 Peters Road
Harvey, Louisiana                           70058
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

The number of shares of the Registrant's common stock outstanding on July 31, 1998 was 29,267,023.

               PART 1.  FINANCIAL INFORMATION

               Item 1. Financial Statements

                           SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                                Condensed Consolidated Balance Sheets
                                 June 30, 1998 and December 31, 1997
                                            (in thousands)

                                                           6/30/98           12/31/97
                                                       (Unaudited)          (Audited)
               ASSETS
                Current assets:

                  Cash and cash equivalents               $  1,854         $   1,902
                  Accounts receivable - net                 24,623            24,054
                  Inventories                                4,243             1,778
                  Other                                      2,217             1,513
                                                            ------            ------

                             Total current assets           32,937            29,247

                Property, plant and equipment - net         67,629            51,797

                Goodwill - net                              35,895            35,989

                Patent - net                                   977             1,027
                                                            ------            ------


                           Total assets                   $137,438          $118,060
                                                           =======           =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

                Current liabilities:
                  Accounts payable                        $  6,150          $  5,976
                  Accrued expenses                           4,416             3,872
                  Income taxes payable                         802               893
                                                           -------            ------

                           Total current liabilities        11,368            10,741
                                                           -------            ------
                Deferred income taxes                        7,681             7,127
                Long-term debt                              22,075            11,339


                Stockholders' equity:
                  Preferred stock of $.01 par value.
                    Authorized, 5,000,000 shares; none issued    -                -

                  Common stock of $.001 par value.
                    Authorized, 40,000,000 shares; issued,
                      29,267,023                                29                29
                  Additional paid-in capital                78,767            78,590
                  Retained earnings                         18,130            10,234
                  Treasury stock, at cost, 110,000 shares     (612)              -
                                                           -------            ------

                          Total  stockholders' equity       96,314            88,853
                                                           -------           -------

                          Total liabilities and           $137,438         $ 118,060
                            stockholders' equity           =======           =======

                           SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                           Condensed Consolidated Statements of Operations
                          Three and Six Months Ended June 30, 1998 and 1997
                                (in thousands, except per share data)
                                              (unaudited)


                                                 Three Months                Six Months
                                                1998        1997          1998         1997
                                           ---------    ---------     ---------   ----------

                Revenues                  $   24,311   $   10,909    $   47,013  $    20,089
                                           ---------    ---------     ---------   ----------

                Costs and expenses:
                  Costs of services           11,494        4,995        21,056        9,293
                  Depreciation and
                    amortization               1,856          672         3,517        1,163
                  General and
                    administrative             5,084        2,459        10,281        4,493
                                           ---------    ---------     ---------   ----------

                Total costs and expenses      18,434        8,126        34,854       14,949
                                           ---------    ---------     ---------   ----------


                Income from operations         5,877        2,783        12,159        5,140


                Other income (expense):
                  Interest expense              (369)        (152)         (599)        (237)
                  Gain on sale of
                    subsidiary                     -            -         1,176           -
                                           ---------    ---------     ---------   ----------

                       Income before
                         income taxes          5,508        2,631        12,736        4,903


                Provision for income
                  taxes                        2,093          868         4,840        1,618
                                           ---------    ---------     ---------   ----------

                Net income                $    3,415   $    1,763    $    7,896  $     3,285
                                           =========    =========     =========   ==========


                Earnings per share:
                   Basic                  $     0.12   $     0.09     $    0.27  $      0.17
                                           =========    =========      ========   ==========
                   Diluted                $     0.12   $     0.08     $    0.27  $      0.16
                                           =========    =========      ========   ==========


                Weighted average common
                   shares used in
                   computing earnings
                   per share:
                   Basic                      29,248       19,403        29,215       19,075
                                           =========    =========      ========   ==========
                   Diluted                    29,567       21,190        29,529       20,621
                                           =========    =========      ========   ==========


                               SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                              Condensed Consolidated Statements of Cash Flows
                                  Six Months Ended June 30, 1998 and 1997
                                               (in thousands)
                                                (unaudited)

                                                               1998             1997
                                                               ----             ----
                Cash flows from operating activities:
                   Net income                              $  7,896        $   3,285
                   Adjustments to reconcile net income
                      to net cash provided by operating
                      activities:
                        Depreciation and amortization         3,517            1,163
                        Unearned income                            -             (46)
                        Gain on sale of subsidiary           (1,176)               -
                        Changes in operating assets and
                        liabilities, net of acquisitions:
                               Accounts receivable              510           (2,721)
                               Inventories                     (720)            (104)
                               Other - net                      (69)              24
                               Accounts payable                (533)             332
                               Due to shareholders                -             (862)
                               Accrued expenses                 (30)              11
                               Income taxes payable              56             (610)
                                                            -------         --------

                               Net cash provided by
                                 operating activities         9,451              472
                                                            -------         --------

                Cash flows from investing activities:
                  Payments for purchases of property and
                    equipment                               (17,132)          (2,324)
                  Acquisitions of businesses, net of cash
                    acquired                                 (2,610)          (9,241)
                  Additional payment for business acquired     (750)             -
                  Proceeds from sale of subsidiary            4,247              -
                                                            -------         --------

                               Net cash used in investing
                                 activities                 (16,245)         (11,565)
                                                            -------         --------

                Cash flows from financing activities:
                   Notes payable - bank                       7,180           11,558
                   Proceeds from exercise of stock options      178              -
                   Purchase of common stock for treasury       (612)             -
                                                            -------         --------

                   Net cash provided by financing
                     activities                               6,746           11,558
                                                            -------         --------

                               Net increase (decrease) in
                                 cash and cash equivalents      (48)             465


                Cash and cash equivalents at beginning of
                  period                                      1,902              433
                                                            -------         --------

                Cash and cash equivalents at end of period $  1,854        $     898
                                                            =======         ========

                               SUPERIOR ENERGY SERVICES, INC.
                                      AND SUBSIDIARIES

                    Notes to Condensed Consolidated Financial Statements
                           Six Months Ended June 30, 1998 and 1997


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

              The financial information for the six months ended June 30, 1998 and 1997, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

              (2) Business Combinations

              The Company, pursuant to a stock purchase agreement dated June 5, 1998, acquired all of the outstanding common stock of Lamb
              Services, Inc. and Tong Specialty, Inc. for $2,857,000 cash. Additional consideration, if any, will be based upon a multiple of four times the combined companies' average earnings before interest, taxes, depreciation and amortization (EBITDA) less certain adjustments. The additional consideration will be paid on the second and third anniversary of the stock purchase agreement, and in no event, will the total additional payments exceed $28,143,000. Lamb Services, Inc. is engaged in the business of providing new and reconditioned casing, tubing and drill pipe handling equipment. Tong Specialty, Inc. rents power tongs, power units and related equipment. The companies' principal operating facility is in Lafayette, Louisiana, and a sales office is maintained in Houston, Texas.

              In 1997, the Company acquired all of the outstanding common stock of six companies for a combined $50,210,000 cash, 1,520,000 shares of the Company's common stock and promissory notes providing for payments of up to $20,655,000. The amounts payable under the promissory notes are subject to certain contingencies and are not reflected in the respective company's purchase price. Each of the acquisitions were accounted for as a purchase and the results of operations of the acquired companies have been included from their respective acquisition dates.

              The following unaudited pro forma information for the three and six months ended June 30, 1997, presents a summary of consolidated results of operations as if the acquisitions had occurred on January 1, 1997 with pro forma adjustments to give effect to amortization of goodwill, depreciation and certain other adjustments together with related income tax effects (in thousands, except per share amounts):

                                          Three Months  Six Months

              Revenues                       $18,715      $37,411
                                             =======      =======
              Net earnings                   $ 2,498      $ 4,811
                                             =======      =======
              Basic earnings per share       $  0.12      $  0.24
                                             =======      =======
              Diluted earnings per share     $  0.11      $  0.22
                                             =======      =======

              The above pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisitions been effected on January 1, 1997.


              (3) Earnings Per Share

              In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS No. 128"). FAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts for the three and six month period ended June 30, 1997 have been restated to conform to the requirements of FAS No. 128. The number of dilutive stock options and warrants used in computing the three and six month earnings per share were 320,000 and 314,000, respectively, in 1998 and 1,786,000 and 1,546,000, respectively, in 1997.

              Item 2. Management's Discussion and Analysis or Plan of Operation

              Comparison of the Results of Operations for the Quarters Ended June 30, 1998 and 1997

              The Company experienced significant growth in revenue and net income in the second quarter of 1998 as compared to the same period in 1997. The Company has continued to focus its acquisition efforts on the rental tool business and as a result, 61% of revenues in the second quarter of 1998 were generated from the Company's rental tool operations as compared with 23% in 1997.

              The Company's revenue increased 123% to $24.3 million for the three months ended June 30, 1998, as compared to $10.9 million for the same period in 1997. The majority of the increase is attributable to the acquisitions that the Company completed in 1997, which primarily were in the rental tool area.

              The Company's gross margin decreased to 52.7% for the three months ended June 30, 1998, from 54.2% for the three months ended June 30, 1997. This decrease was primarily due to level demand for the Company's plug and abandonment and wireline services and the increased costs of services resulting from our expansion of plug and abandonment and wireline services into Texas.

              Depreciation and amortization increased 176%, to $1.9 million for the three months ended June 30, 1998, from $672,000 for three months ended June 30, 1997. Most of the increase resulted from the larger asset base that has resulted from the Company's acquisitions. General and administrative expenses as a percentage of revenue decreased to 20.9% of revenue for the three months ended June 30, 1998, as compared to 22.5% of revenue for the three months ended June 30, 1997.

              Net income for the three months ended June 30, 1998 increased 94% to $3.4 million from $1.8 million for the comparable period last year. Earnings per diluted share increased 50% to $0.12 from $0.08 despite the diluted weighted average of common stock increasing by 40% and an effective income tax rate increase of 15%. The strong increase in net income was primarily the result of increased revenue generated by the Company's rental tool operations.

              Comparison of the Results of Operations for the Six Months Ended June 30, 1998 and June 30, 1997

              The Company's revenues increased 134% to $47 million for the six months ended June 30, 1998 as compared to $20 million for the six months ended June 30, 1997. The increase in revenues is the result of the continuing expansion of the Company's oilfield rental tool businesses and the result of the acquisitions the Company made during 1997.

              Gross margins increased to 55.2% for the six months ended June 30, 1998 from 53.7% for the six months ended June 30, 1997. The increase in gross margin is the result of an increase in the gross margin attributable to the rental tool businesses, which tend to have higher gross margins than the plug and abandonment business.

              Depreciation and amortization increased 202% for the six months ended June 30, 1998 over the six months ended June 30, 1997. Most of the increase is the result of the larger asset base that has resulted from the Company's acquisitions. General and administrative expenses as a percentage of revenue decreased to 21.9% of revenue for the six months ended June 30, 1998 as compared to 22.4% of revenues for the six months ended June 30, 1997. In the first quarter of 1998, the Company sold Baytron, Inc. for a gain of approximately $1.2 million.

              Net income for the six months ended June 30, 1998 increased 140% to $7.9 million from $3.3 million for the six month period ended June 30, 1997. Earnings per diluted share increased 69% to $.27 per share from $.16 despite the diluted weighted average of common stock increasing by 43% and an effective income tax rate increase of 15%.

              Recently, oil and natural gas prices have decreased. Continued depressed prices for oil, natural gas, or both could adversely affect the demand for the Company's services and the Company's results of operations.

              Capital Resources and Liquidity

              For the six months ended June 30, 1998, the Company had net income of $7.9 million and net cash provided by operating activities of $9.5 million, compared to $3.3 million and $472,000, respectively, for the same period in 1997. The Company's EBITDA increased to $15.7 million, exclusive of the gain on sale of a subsidiary, as compared to $6.3 million for the same period in 1997. The increase in net income, cash flow and EBITDA was primarily the result of the acquisitions completed in within the last year.

              In June 1998, the Company acquired all of the outstanding common stock of Lamb Services, Inc. and Tong Specialty, Inc. for $2,857,000 cash. Additional consideration, if any, will be based upon a multiple of four times the combined companies' average EBITDA less certain adjustments. The additional consideration will be paid on the second and third anniversary of the stock purchase agreement, and in no event, will the total additional payments exceed $28,143,000.

              In the first six months of 1998, the Company made capital expenditures of $17.1 million primarily for rental equipment inventory. Other capital expenditures included P&A equipment spreads and renovation of the Company's new operating facility. The Company, as of the end of the first quarter, consolidated all of its New Orleans area sales and administrative functions in this facility. During the second quarter, the Board of Directors approved the purchase of up to 500,000 shares of the Company's outstanding common stock. On June 30, 1998 the Company purchased 110,000 shares of treasury stock for approximately $612,000. Subsequent to June 30, 1998, the Company purchased an additional 289,500 shares of treasury stock for approximately $1.4 million dollars. As of August 14, 1998, the Company has purchased a total of 399,500 shares of treasury stock at an average cost of $5.08 per share.

              The Company, in the first quarter of 1998, made a final payment of $750,000 in connection with the acquisition of Dimensional Oil Field Services, Inc. In the first quarter of 1998, the Company received cash proceeds of $4.2 million for the sale of Baytron, Inc.

              The Company maintains a Bank Credit Facility which provides for a revolving line of credit up to $45.0 million, matures on April 30, 2000, and bears interest at an annual rate of LIBOR plus a margin that depends on the Company's debt coverage ratio. As of August 3, 1998, there was $22.6 million outstanding under the Bank Credit Facility (currently 7.25% per annum). Borrowings under the Bank Credit Facility are available for acquisitions, working capital, letters of credit and general corporate purposes. Indebtedness under the Bank Credit Facility is guaranteed by the Company's subsidiaries, collateralized by substantially all of the assets of the Company and its subsidiaries, and a pledge of all the common stock of the Company's subsidiaries. Pursuant to the Bank Credit Facility, the Company has also agreed to maintain certain financial ratios. The Bank Credit Facility also imposes certain limitations on the ability of the Company to make capital expenditures, pay dividends or other distributions to shareholders, make acquisitions or incur indebtedness outside of the Bank Credit Facility.

              Management currently believes that the Company will have additional capital expenditures, excluding acquisitions, of approximately $6 million in 1998 primarily to further expand its rental tool inventory. The Company believes that cash generated from operations and availability under the Bank Credit Facility will provide sufficient funds for the Company's identified capital projects and working capital requirements. However, part of the Company's strategy involves the acquisition of companies, which have products and services complementary to the Company's existing base of operations. Depending on the size of any future acquisitions, the Company may require additional debt financing possibly in excess of the limits of the current Bank Credit Facility or additional equity financing.

              The Company has considered the impact of the year 2000 issues on its computer systems and has determined that it is year 2000 compliant. In addition while the Company is addressing the year 2000 issues with various third parties such as vendors and customers, no assurances can be made that such external sources will be year 2000 compliant.

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

              PART II.  OTHER INFORMATION

              Item 4.  Submission of Matters to a Vote of Security Holders

              The annual meeting of stockholders of the Company was held on April 30, 1998. (the "Annual Meeting").

              At the Annual Meeting, Terence E. Hall, Ernest J. Yancey, Jr., James E. Ravannack, Richard
              Lazes, Justin L. Sullivan and Bradford Small were re-elected to serve as directors until the next annual meeting of stockholders.

              (c) At the Annual Meeting, holders of shares of the Company's Common Stock (i) elected six directors with the number of votes cast for  and  withheld for such nominees as follows:

              Director                 For         Withheld Approval

              Terence E. Hall          26,037,166       29,050
              Ernest J. Yancey, Jr.    26,037,166       29,050
              James E. Ravannack       26,037,166       29,050
              Richard Lazes            26,037,166       29,050
              Justin L. Sullivan       25,731,666      334,550
              Bradford Small           26,011,166       55,050

              (ii) approved an amendment to the Company's 1995 Stock Incentive Plan which increased the total number of incentive shares that may be granted from 1,400,000 to 1,900,000. The number of votes cast for and against the proposal were as follows:

                                       For              Against

                                       24,410,090       1,573,899

              With   respect   to   this   proposal,  there  were  also  82,227
              abstentions.

              Item 6.  Exhibits and Reports on Form 8-K

              The following exhibit is filed with this Form 10-QSB

              27.1  Financial Data Schedule

              b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                         SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              SUPERIOR ENERGY SERVICES, INC.



              Date:  August 14, 1998     By: /s/ Terence E. Hall
                                                 Terence E. Hall
                                         Chairman of the Board,
                                         Chief Executive Officer and President
                                        (Principal Executive Officer)



              Date:  August 14, 1998     By: /s/ Robert S. Taylor
                                                 Robert S. Taylor
                                         Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)