Form 10QSB
period 1998-09-30
SUPERIOR ENERGY SERVICES INC
filed 1998-11-16
CIK 886835

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

(MARK ONE)
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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




     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No__

     The number of shares of the Registrants' common stock outstanding on November 11, 1998 was 28,792,523.

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                   September 30, 1998 and December 31, 1997
                       (in thousands, except share data)

                                                          9/30/98                           12/31/97
                                                         (UNAUDITED)                        (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                $    2,847                         $    1,902
  Accounts receivable - net                                    23,151                             24,054
  Inventories                                                   3,998                              1,778
  Other                                                         3,182                              1,513
                                                           ----------                         ----------
             Total current assets                              33,178                             29,247

Property, plant and equipment - net                            72,035                             51,797

Goodwill - net                                                 36,311                             35,989

Patent - net                                                      952                              1,027
                                                           ----------                         ----------
           Total assets                                    $  142,476                         $  118,060
                                                           ==========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $    7,016                         $    5,976
  Accrued expenses                                              4,446                              3,872
  Income taxes payable                                             -                                 893
                                                           ----------                         ----------

           Total current liabilities                           11,462                             10,741
                                                           ----------                         ----------

Deferred income taxes                                           7,835                              7,127
Long-term debt                                                 26,769                             11,339
Stockholders' equity:
  Preferred stock of $.01 par value. Authorized,
     5,000,000 shares; none issued                                -                                  -
  Common stock of $.001 par value. Authorized,
     40,000,000 shares; issued, 29,267,023                         29                                 29
  Additional paid-in capital                                   78,767                             78,590
  Retained earnings                                            19,765                             10,234
  Treasury stock, at cost, 439,500 shares                      (2,151)                               -
                                                           ----------                         ----------

          Total  stockholders' equity                          96,410                             88,853
                                                           ----------                         ----------

          Total liabilities and stockholders' equity       $  142,476                         $  118,060
                                                           ==========                         ==========


See accompanying notes to unaudited condensed consolidated Financial Statements

                                        2



                SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 1998 and 1997
                                (in thousands)
                                  (unaudited)

                                                   Three Months                                    Nine Months
                                             1998                 1997                      1998                 1997
Revenues                                $  22,173            $  13,220                 $  69,186            $  33,309
                                        ---------            ---------                 ---------            ---------
Costs and expenses:
  Costs of services                        11,268                5,442                    32,324               14,735
  Depreciation and amortization             2,022                  829                     5,539                1,992

  General and administrative                5,846                3,063                    16,127                7,556
                                        ---------            ---------                 ---------            ---------
          Total costs and expenses         19,136                9,334                    53,990               24,283
                                        ---------            ---------                 ---------            ---------
Income from operations                      3,037                3,886                    15,196                9,026

Other income (expense):
  Interest expense                           (400)                (226)                     (999)                (463)
  Gain on sale of subsidiary                  -                    -                       1,176                  -
                                        ---------            ---------                 ---------            ---------

    Income before income taxes              2,637                3,660                    15,373                8,563

Provision for income taxes                  1,002                1,208                     5,842                2,826
                                        ---------            ---------                 ---------            ---------
Net income                              $   1,635            $   2,452                 $   9,531            $   5,737
                                        =========            =========                 =========            =========

Earnings per share:
   Basic                                $    0.06            $    0.11                 $    0.33            $    0.29
                                        =========            =========                 =========            =========
   Diluted                              $    0.06            $    0.11                 $    0.32            $    0.28
                                        =========            =========                 =========            =========

Weighted average common shares
used in computing earnings
per share:
   Basic                                   28,904               21,770                    29,110               19,983
                                        =========            =========                 =========            =========
   Diluted                                 29,069               22,135                    29,394               20,259
                                        =========            =========                 =========            =========


See accompanying notes to unaudited condensed consolidated Financial Statements

                SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1998 and 1997
                                 (in thousands)
                                   (unaudited)

                                                                  1998                             1997

Cash flows from operating activities:
   Net income                                               $    9,531                       $    5,737
   Adjustments to reconcile net income
      to net cash provided by operating activities:
        Depreciation and amortization                            5,539                            1,992
        Unearned income                                            -                               (219)
        Gain on sale of subsidiary                              (1,176)                             -
        Changes in operating assets and liabilities,
            net of acquisitions:
               Accounts receivable                               3,271                           (4,387)
               Inventories                                        (476)                            (269)
               Other - net                                        (766)                            (395)
               Accounts payable                                   (266)                             (63)
               Due to shareholders                                 -                             (1,136)
               Accrued expenses                                   (173)                             670
               Income taxes payable                               (746)                          (1,234)
                                                            ----------                       ----------
               Net cash provided by operating activities        14,738                              696
                                                            ----------                       ----------

Cash flows from investing activities:
  Payments for purchases of property and equipment             (22,535)                          (4,985)
  Acquisitions of businesses, net of cash acquired              (3,552)                          (9,256)
  Additional payment for business acquired                        (750)                            -
  Proceeds from sale of subsidiary                               4,247                             -
                                                            ----------                       ----------
               Net cash used in investing activities           (22,590)                         (14,241)
                                                            ----------                       ----------

Cash flows from financing activities:
   Notes payable - bank                                         10,770                             (524)
   Proceeds from exercise of stock options                         178                           14,739
   Purchase of common stock for treasury                        (2,151)                            -
                                                            ----------                       ----------
   Net cash provided by financing activities                     8,797                           14,215
                                                            ----------                       ----------
               Net increase in cash and cash equivalents           945                              670

Cash and cash equivalents at beginning of period                 1,902                              433
                                                            ----------                       ----------
Cash and cash equivalents at end of period                  $    2,847                       $    1,103
                                                            ==========                       ==========




See accompanying notes to unaudited condensed consolidated Financial Statements

                        SUPERIOR ENERGY SERVICES, INC.
                               AND SUBSIDIARIES

        Notes to Unaudited Condensed Consolidated Financial Statements
                 Nine Months Ended September 30, 1998 and 1997


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

The financial information for the nine months ended September 30, 1998 and 1997, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 1998 presentation.

(2) BUSINESS COMBINATIONS

In September 1998, the Company acquired all of the outstanding common stock of Hydro-dynamics Oilfield Contractors, Inc. (Hydro-dynamics) for $1,000,000 in cash. Payment of an additional $750,000 will be based on the attainment of certain objectives. At the third anniversary of the acquisition, additional consideration, if any, will be based upon a multiple of four times Hydro-dynamics' average earnings before interest, taxes, depreciation and amortization (EBITDA) over a three year period from the date of acquisition. In no event will the total consideration paid exceed $22,000,000. Hydro-dynamics provides cleaning services for oil and gas production vessels, storage tanks and marine transport vessels. Hydro-dynamics principal office is in Maurice, Louisiana and it has operating facilities in Venice, Morgan City, Galliano and Intracoastal City, Louisiana.

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

The above acquisitions were accounted for as a purchase, and the results of operations of the acquired companies have been included from their respective acquisition dates.



(2) BUSINESS COMBINATIONS  (CONTINUED)

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

The following unaudited pro forma information for the three and nine months ended September 30, 1997, presents a summary of consolidated results of operations as if the acquisitions made in 1997 had occurred on January 1, 1997 with pro forma adjustments to give effect to amortization of goodwill, depreciation and certain other adjustments together with related income tax effects (in thousands, except per share amounts):



                                THREE MONTHS            NINE MONTHS

Revenues                          $ 20,379               $ 57,049
                                  ========               ========

Net earnings                      $  2,739               $  7,461
                                  ========               ========

Basic earnings per share          $   0.13               $   0.36
                                  ========               ========

Diluted earnings per share        $   0.12               $   0.36
                                  ========               ========

The above pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisitions been effected on January 1, 1997.

(3) EARNINGS PER SHARE

In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS No. 128"). FAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options and warrants, while diluted earnings per share includes the dilutive effect of stock options and warrants. Per share amounts for the three and nine month periods ended September 30, 1997 have been restated to conform to the requirements of FAS No. 128. The number of dilutive stock options and warrants used in computing the three and nine month earnings per share were 165,000 and 284,000, respectively, in 1998 and 366,000 and 276,000, respectively, in 1997.

(4)  SUBSEQUENT EVENT

On October 28, 1998, the Company signed a definitive agreement to combine with Parker Drilling Company (Parker). Under the terms of the agreement, which is subject to the approvals of regulatory agencies and the stockholders of both companies, a wholly owned subsidiary of Parker will merge into the Company with the result that the Company will become a wholly owned subsidiary of Parker, and upon consummation of the merger, each issued and outstanding share of the Company's common stock will be converted into the right to receive .90 of a share of Parker common stock. The consummation of the merger is subject to a number of usual and customary conditions, including stockholder approval, and it is anticipated that, assuming approval by the Company's stockholders, the merger will be consummated during the first quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Comparison of the Results of Operations for the Quarters Ended September 30, 1998 and 1997

The Company's primary operating area is the Gulf of Mexico. The Company's operations during the third quarter were significantly impacted by a nearly continuous series of storms and hurricanes in the Gulf of Mexico in September which had a significant impact on the result of the Company's operations. The Company's operations were also adversely affected by reduced levels of demand for certain of the Company's services during the third quarter as a result of decreased demand due to the reduction or deferment of expenditures by certain of the major and independent oil and gas companies active in the Gulf of Mexico.

The Company's revenues increased 68% to $22.2 million for the quarter ended September 30, 1998, as compared to $13.2 million for the same period in 1997. This was despite significantly reduced operations during September as a result of inclement weather. The majority of the increase is attributable to acquisitions the Company completed in 1997 and 1998.

The Company's gross margin decreased to 49.2% for the quarter ended September 30, 1998, from 58.8% for the quarter ended September 30, 1997. This is a direct result of the negative impact weather and operating conditions had on the Company's operations.

Depreciation and amortization increased 144%, to $2.0 million for the three months ended September 30, 1998, from $829,000 for the three months ended September 30, 1997. Most of the increase resulted from the larger asset base that has resulted from the Company's acquisitions. General and administrative expenses as a percentage of revenue increased to 26.4% of revenue for the three months ended September 30, 1998, as compared to 23.2% of revenue for the three months ended September 30, 1997.

Net income for the quarter ended September 30, 1998 decreased 33.3% to $1.6 million as compared to $2.4 million for the comparable period last year. The Company results for the third quarter reflected the impact of the global economic slowdown on the price of oil and gas and customers' decisions to limit or defer investments in exploration, drilling, production and plugging and abandonment activities. Continued depressed prices for oil and gas could adversely affect the demand for the Company's services and the Company's results of operations in the future.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

The Company's revenues increased 108% to $69.2 million for the nine months ended September 30, 1998 as compared to $33.3 million for the nine months ended September 30, 1997. This was despite significantly reduced operations during September as a result of inclement weather. The majority of the increase in revenues is as a result of the acquisitions completed in 1997 and 1998.

Gross margins decreased to 53.3% for the nine months ended September 30, 1998 as compared to 55.8% for the nine months ended September 30, 1997. This is the result of the negative impact weather had on revenues and operating conditions in the third quarter of 1998.

Depreciation and amortization increased 178% for the nine months ended September 30, 1998 over the nine months ended September 30, 1997. Most of the increase is the result of the larger asset base that has resulted from the Company's acquisitions. General and administrative expenses as a percentage of revenue increased to 23.3% of revenue for the nine months ended September 30, 1998 as compared to 22.7% of revenues for the nine months ended September 30, 1997. In the first quarter of 1998, the Company sold Baytron, Inc. for a gain of approximately $1.2 million.

Net income for the nine months ended September 30, 1998  increased  66% to $9.5
million  from $5.7 million for the nine months ended September 30, 1997.   This
was despite the weather related slowdown in the third quarter of 1998.


CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 1998, the Company had net income of $9.5 million and net cash provided by operating activities of $14.7 million, compared to $5.7 million and $696,000, respectively, for the same period in 1997. The Company's EBITDA increased to $20.7 million, exclusive of the gain on sale of a subsidiary, as compared to $11.0 million for the same period in 1997. The increase in net income, cash flow and EBITDA was primarily the result of the acquisitions completed in 1997 and 1998.

In June 1998, the Company acquired all of the outstanding common stock of Lamb Services, Inc. and Tong Specialty, Inc. for $2,857,000 cash. Additional consideration, if any, will be based upon a multiple of four times the combined companies' average EBITDA over a three year period less certain adjustments. The additional consideration will be paid on the second and third anniversary of the stock purchase agreement, and in no event, will the total additional payments exceed $28,143,000.

In September 1998, the Company acquired all of the outstanding common stock of Hydro-dynamics for $1,000,000 in cash. Payment of an additional $750,000 will be based on the attainment of certain objectives. At the third anniversary of the acquisition, additional consideration, if any, will be based upon a multiple of four times Hydro-dynamics' average EBITDA over a three year period from the date of acquisition. In no event will the total consideration paid exceed $22,000,000.

  In the first nine months of 1998, the Company made capital expenditures of $22.5 million primarily for additional rental equipment. Other capital expenditures included P&A equipment spreads and renovation of the Company's new operating facility. The Company, as of the end of the first quarter, consolidated all of its New Orleans area sales and administrative functions in this facility.

  During the second quarter, the Board of Directors approved the purchase of up to 500,000 shares of the Company's outstanding common stock. As of September 30, 1998 the Company had purchased 439,500 shares of treasury stock for approximately $2,151,000. Subsequent to September 30, 1998, the Company purchased an additional 35,000 shares of treasury stock for approximately $94,000. As of November 5, 1998, the Company has purchased a total of 474,500 shares of treasury stock at an average cost of $4.73 per share. This repurchase program has been discontinued.

The Company, in the first quarter of 1998, made a final payment of $750,000 in connection with the acquisition of Dimensional Oil Field Services, Inc. In the first quarter of 1998, the Company received cash proceeds of $4.2 million for the sale of Baytron, Inc.

The Company maintains a Bank Credit Facility which provides for a revolving line of credit up to $45.0 million, matures on April 30, 2000, and bears interest at an annual rate of LIBOR plus a margin that depends on the Company's debt coverage ratio. As of November 4, 1998, there was $25.9 million outstanding under the Bank Credit Facility (currently 7.1% per annum). Borrowings under the Bank Credit Facility are available for acquisitions, working capital, letters of credit and general corporate purposes.
Indebtedness under the Bank Credit Facility is guaranteed by the Company's subsidiaries, collateralized by substantially all of the assets of the Company and its subsidiaries, and a pledge of all the common stock of the Company's subsidiaries. Pursuant to the Bank Credit Facility, the Company has also agreed to maintain certain financial ratios. The Bank Credit Facility also imposes certain limitations on the ability of the Company to make capital expenditures, pay dividends or other distributions to shareholders, make acquisitions or incur indebtedness outside of the Bank Credit Facility.

Management currently believes that the Company will have additional capital expenditures, excluding acquisitions, of approximately $5.0 million in 1998 primarily to further expand its rental tool inventory. The Company believes that cash generated from operations and availability under the Bank Credit Facility will provide sufficient funds for the Company's identified capital projects and working capital requirements. However, part of the Company's strategy involves the acquisition of companies, which have products and services complementary to the Company's existing base of operations. Depending on the size of any future acquisitions, the Company may require additional debt financing possibly in excess of the limits of the current Bank Credit Facility or additional equity financing.

The Company has considered the impact of the year 2000 issues on its computer systems and has determined that it is year 2000 compliant. In addition, while the Company is addressing the year 2000 issues with various third parties such as vendors and customers, no assurances can be made that such external sources will be year 2000 compliant.

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

On October 28, 1998, the Company signed a definitive agreement to combine with Parker Drilling Company (Parker). Under the terms of the agreement, which is subject to the approvals of regulatory agencies and the stockholders of both companies, a wholly owned subsidiary of Parker will merge into the Company with the result that the Company will become a wholly owned subsidiary of Parker, and upon consummation of the merger, each issued and outstanding share of the Company's common stock will be converted into the right to receive .90 of a share of Parker common stock. The consummation of the merger is subject to a number of usual and customary conditions, including stockholder approval, and it is anticipated that, assuming approval by the Company's stockholders, the merger will be consummated during the first quarter of 1999.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed with this Form 10-QSB

    27.1 Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 SUPERIOR ENERGY SERVICES, INC.



Date:   NOVEMBER 13, 1998                   BY: /S/ TERENCE E. HALL
                                                 Terence E. Hall
                                            Chairman of the Board,
                                            Chief Executive Officer and
                                            President
                                            (Principal Executive Officer)



Date:  NOVEMBER 13, 1998                    BY: /S/ ROBERT S. TAYLOR
                                                 Robert S. Taylor
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)