Form 10KSB
period 1998-12-31
SUPERIOR ENERGY SERVICES INC
filed 1999-04-01
CIK 886835

================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 FORM 10-KSB
                                  (MARK ONE)
                   ANNUAL REPORT UNDER SECTION 13 OR 15(D)
        _ X _     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                      OR
                  TRANSITION REPORT UNDER SECTION 13 OR 15(D)
       _____        OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM.........TO........

                          COMMISSION FILE NO. 0-20310

                           SUPERIOR ENERGY SERVICES, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

     DELAWARE                                       75-2379388
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

    1105 PETERS ROAD
    HARVEY, LA                                      70058
    (ADDRESS OF PRINCIPAL  EXECUTIVE OFFICES)       (ZIP CODE)

                   ISSUER'S TELEPHONE NUMBER: (504) 362-4321


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the year ended December 31, 1998 were  $91,334,000

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 1999 based on the closing price on Nasdaq National Market on that date was $74,136,000

The number of shares of the Registrant's common stock outstanding on March 15, 1999 was 28,792,523.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes  ___   No  _ X_

===============================================================================


                        SUPERIOR ENERGY SERVICES, INC.
                       ANNUAL REPORT ON FORM 10-KSB FOR
                    THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----


PART I

   Items 1 and 2. Description of Business and Properties                1
   Item 3. Legal Proceedings                                            9
   Item 4. Submission of Matters to a Vote of Security Holders          9


PART II

   Item 5. Market for Common Equity and Related Stockholder Matters    10
   Item 6. Management's Discussion and Analysis or Plan of Operation   10
   Item 7. Financial Statements                                        15
   Item 8. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                         31


PART III

   Item  9. Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the
            Exchange Act                                                31
   Item 10. Executive Compensation                                      31
   Item 11. Security Ownership of Certain Beneficial Owners
            and Management                                              31
   Item 12. Certain Relationships and Related Transactions              31
   Item 13. Exhibits and Reports on Form 8-K                            31




                                      (i)


PART I
Items 1 and 2. Description of Business and Properties
-----------------------------------------------------

General

Superior Energy Services, Inc. (together with its subsidiaries, the "Company") provides a broad range of specialized oilfield services and equipment primarily to major and independent oil and gas companies engaged in the exploration, production and development of oil and gas properties offshore in the Gulf of Mexico and throughout the Gulf Coast region. These services and equipment include the rental of specialized oilfield equipment, oil and gas well plug and abandonment ("P&A") services, electric and mechanical wireline services, tank cleaning services, the manufacture and sale of computereized electronic torque and pressure control equipment and the manufacture and sale of oil spill containment equipment. Over the last several years, the Company has significantly expanded its operations through both internal growth and strategic acquisitions. This expansion has enabled the Company to broaden the range of products and services that it offers to its customers and to expand its operations geographically throughout the Gulf Coast region.

Since the second quarter of 1998, there has been a downturn in demand for the Company's services, resulting in a significant decline in demand for the Company's well services operations. The Company's rental tool operations have not been as adversely affected because its present inventory of rental tools is used significantly in workover activity and deep water drilling projects which have not been affected as much as other areas of the industry. For additional industry segment information for the year ended December 31, 1998, see Note 10 of the notes to consolidated financial statements.

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

Through its internal growth and through acquisitions, the Company has increased the size and breadth of its rental tool inventory and now has 20 locations throughout the Gulf Coast from Corpus Christi, Texas to Venice, Louisiana, which serve all of the major staging points for oil and gas activities along the Gulf Coast. The Company has a rental tool operation in Venezuela and currently has a limited inventory of rental tools located in Venezuela. The Company's broad range of rental tools includes, but is not limited to the following:

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

   Well Services. The Company is the leading provider of P&A services in the Gulf of Mexico and also provides electric and mechanical wireline services as well as tank cleaning services.

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

   The Company constructs all of its P&A spreads and thus has the flexibility to build its spreads to satisfy market demand. Its custom-built, skid-mounted P&A spreads are generally smaller than those used by many of its competitors and allow the P&A process to be completed from liftboats and other work platforms with low-lift capacities rather than using a drilling rig ("Rig-less P&A"). Rig-less P&A offers a cost advantage over P&A methods that require a drilling rig, and management believes that the large majority of the wells in the Gulf of Mexico can be plugged and abandoned using the rig-less P&A method. In delivering its P&A services, the Company has combined both wireline and pumping expertise, which traditionally have been provided separately, and believes that this combined expertise gives it a competitive advantage over many of its competitors.

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

   In 1998, the Company expanded its well services to include vessel pressure cleaning and safe vessel entry. In addition to conventional tank and vessel pressure cleaning, the Company uses its patented technology for on-line/remote cleaning to pressure clean vessels while under normal operation and flow. This patented technology offers numerous benefits, including no confined space entry, eliminates production shut-in, and reduces waste disposal costs.

   Other Services. Other services provided by the Company include (i) data acquisition and monitoring for the oil and gas industry and (ii) the manufacture, sale and rental of oil spill containment equipment.

   The Company designs, manufactures and sells computerized electronic torque and pressure control equipment. The Company's torque and pressure control equipment is used in connection with drilling and workover operations, as well as the manufacture of oilfield tubular goods. The torque control equipment monitors the relationship between size, weight, grade, rate of makeup, torque and penetration of tubular goods to ensure a leak-free connection within the pipe manufacturer's specification. The electronic pressure control equipment monitors and documents internal and external pressure testing of tubular connections.

   The Company also sells oil spill containment inflatable boom and ancillary storage/deployment/retrieval equipment. The Company's inflatable boom utilizes continuous single-point inflation technology with air feeder sleeves in combination with mechanical check valves to permit continuous inflation of the boom material. The Company sells, rents and licenses oil spill containment technology to domestic and foreign oil companies, oil spill response companies and cooperatives, the United States Coast Guard and to foreign governments and their agencies.

Customers, Contracting and Marketing

   The Company's P&A, wireline and tank cleaning services are contracted for specific projects on either a day rate or turnkey basis. Rental tools are leased to customers on an as-needed basis on a day rate basis. The Company derives a significant amount of its revenue from a small number of major and independent oil and gas companies. In 1998 and 1997, one customer accounted for 12% and 27%, respectively, of the Company's consolidated revenue primarily in the rental and well services segments and another customer accounted for 12% and 5%, respectively, of the Company's consolidated revenue primarily in the rental segment. No other customer accounted for 10 percent or more of revenue in 1998 or 1997. The inability of the Company to continue to perform services for a number of its large existing customers, if not offset by sales to new or existing customers, could have a material adverse effect on the Company's business and financial condition.

   Marketing for the Company's rental tools operations is conducted by the Company's sales force which operates out of Harvey, Lafayette, Morgan City and Houma, Louisiana, and Houston, Texas. The Company's primary customers are oil and gas companies, well operators and drilling contractors. Marketing for the Company's other activities is primarily conducted by personnel located at the Company's facilities in Harvey, Louisiana.

Competition

   The Company competes in highly competitive areas of the oilfield services industry. The products and services of each of the Company's principal industry segments are sold in highly competitive markets, and its revenues and earnings can be affected by changes in competitive prices, fluctuations in the level of activity and major markets, general economic conditions and governmental regulation. The Company competes with the oil and gas industry's largest integrated oilfield service providers. The Company believes that the principal competitive factors in the market areas that it serves are product and service quality and availability, technical proficiency and price.

   There can be no assurance that the Company's operations will not be adversely affected if its current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than the Company's products and services. Competitive pressures or other factors also may result in significant price competition that could have a material adverse effect on the Company's results of operations and financial condition. Furthermore, competition among oilfield service and equipment providers is also based on provider's reputation for safety and quality. Although the Company believes that its reputation for safety and quality service is good, there can be no assurance that the Company will be able to maintain its competitive position.

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

   Federal and state laws require owners of non-producing wells to plug the well and remove all exposed piping and rigging before the well is permanently abandoned. The timing and need for P&A services for wells situated on the federal outer continental shelf are regulated by the Minerals Management Service (United States Department of the Interior) ("MMS"). The MMS generally requires wells to be permanently plugged and abandoned within one year of lease expiration. State regulatory agencies similarly regulate P&A services within state coastal waters. State regulatory timeframes for P&A can be as long as one year for wells in Texas coastal waters or as short as 90 days after the drilling or production operations cease in Louisiana coastal waters. The MMS and state regulatory agencies will routinely grant extensions of time for P&A requirements when a well has future leasehold potential or when it is consistent with prudent operating practices, economic considerations or other special circumstances. A decrease in the level of enforcement of such laws and regulations in the future would adversely affect the demand for the Company's services and products. Numerous state and federal laws and regulations also affect the level of purchasing activity of oil containment equipment and consequently the Company's business. There can be no assurance that a decrease in the level of enforcement of laws and regulations in the future would not adversely affect the demand for the Company's products. In addition, the Company depends on the demand for its services from the oil and gas industry, and such demand is affected by changes in laws and regulations relating to the oil and gas industry. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas in the Company's areas of operations for economic, environmental or other policy reasons would adversely affect the Company's operations by limiting demand for its services.

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

International Operations

   The Company's operations in Venezuela are subject to risks inherent in doing business in foreign countries. These risks include political changes, expropriation, currency restrictions, taxes, changes in currency exchange rates, boycotts and other civil disturbances. Although it is impossible to predict the likelihood of such occurrences or their effect on the Company, management believes that these risks are acceptable. However, there can be no assurance that the occurrence of any one of these events would not have a material adverse effect on the Company's operations.

Employees

   As of March 15, 1999, the Company had approximately 560 employees. None of the Company's employees is represented by a union or covered by a collective bargaining agreement. The Company believes that its relations with its employees is good.

Facilities

   The Company owns certain facilities and leases other office, service and assembly facilities under various operating leases, including 20 rental tool facilities located throughout the Gulf Coast from Corpus Christi, Texas to Venice, Louisiana. In April 1998, the Company consolidated all of its New Orleans area sales and administrative functions in a building with approximately 26,000 square feet in Harvey, Louisiana which it purchased in 1997. The Company believes that all of its leases are at competitive or market rates and does not anticipate any difficulty in leasing suitable additional space upon expiration of its current lease terms.


Intellectual Property

   The Company uses several patented items in its operations, which management believes are important but are not indispensable to the Company's operations. Although the Company anticipates seeking patent protection when possible, it relies to a greater extent on the technical expertise and know-how of its personnel to maintain its competitive position.

Cautionary Statement Concerning Forward-Looking Information

   Certain statements made in this Report that are not historical facts are "forward-looking statements" as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may include, without limitation, statements that relate to:

      *     statements regarding our business strategy, plans and objectives;

      * statements expressing our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future; and

      * statements concerning our future expansion plans, including our anticipated level of capital expenditures for, and the nature and scheduling of, purchases or manufacture of rental tool inventory and P&A or wireline equipment.

   Also, you can generally identify forward-looking statements by such terminology as "may," "will," "expect," "believe," "anticipate," "project," "estimate" or similar expressions. Such statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. We caution you that such statements are only predictions and not guarantees of future performance and that actual results, developments and business decisions may differ from those envisioned by the forward-looking statements.

   All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are beyond our control. Any one of such influences, or a combination, could materially affect the accuracy of the forward-looking statements and the projections on which the statements are based. Some important factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements include the following:

We depend on oil and gas industry; Industry volatility.

    Our business depends in large part on the conditions of the oil and gas industry, and specifically on the capital expenditures of our customers. Purchases of products and services such as those provided by us are, to a substantial extent, deferrable in the event oil and gas companies reduce capital expenditures. As a result, the cyclical nature of the oil and gas industry and general economic conditions have a significant effect on the demand for our oilfield services and our revenues and profitability.

   Since the second quarter of 1998, there has been a downturn in demand for our well services operations. The demand for our P&A services primarily depends on:

   * the number of offshore producing wells that have ceased to be commercially productive;

   *  the level of expenditures by oil and gas companies;

   *  the level of environmental awareness; and

   *  the desire of oil and gas companies to minimize future P&A liabilities.

   The demand for our rental tool and wireline services primarily depends on oil and gas exploration and workover activity in the Gulf of Mexico and along the Gulf Coast. The level of oilfield activity is affected in turn by the willingness of oil and gas companies to make capital expenditures for the exploration, development and production of oil and natural gas. The levels of such capital expenditures are influenced by:

   *  oil and gas prices;

   *  the cost of exploring for, producing and delivering oil and gas;

   *  the sale and expiration dates of leases in the United States;

   *  the discovery rate of new oil and gas reserves;

   *  local and international political and economic conditions; and

   *  the ability of oil and gas companies to generate capital.

   Although the production sector of the oil and gas industry is less immediately affected by changing prices, and, as a result, less volatile than the exploration sector, producers have reacted to declining oil and gas prices by reducing expenditures. This has adversely affected our business. We are unable to predict future oil and gas prices, the level of oil and gas industry activity, the perceived level of enforcement of laws requiring the P&A of wells or levels of environmental awareness. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services and our financial condition and results of operations.

Rapid growth involves risks.

      We have grown rapidly over the last several years through internal growth and acquisitions of other companies. It will be important for our future success to manage the rapid growth that we have experienced, and this will demand increased responsibility for management personnel. The following factors could present difficulties to us:

      *     the lack of sufficient executive-level personnel;

      *     increased administrative burdens; and

      *     the increased logistical problems of large, expansive operations.

      If we do not manage these potential difficulties successfully, they could have a material adverse effect on our financial condition and results of operations. The historical financial information included in this Report is not necessarily indicative of the results that would have been achieved had we been operated on a fully integrated basis or the results that may be realized in the future.

Acquisition strategy involves risks.

   Acquisitions have been and may continue to be a key element of our business strategy. We cannot assure you that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. Such additional debt service requirements may impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to our stockholders. We cannot assure you that we will be able to successfully consolidate the operations and assets of any acquired business with our own business. In addition, our management may not be able to effectively manage our increased size or operate a new line of business. Any inability on our part to consolidate and manage acquired businesses could have a material adverse effect on our results of operations and financial condition.

Seasonality and adverse weather conditions may adversely affect our operations.

      Our P&A operations are directly affected by the weather conditions in the Gulf of Mexico. Due to seasonal differences in weather patterns, our P&A crews may operate more days in the spring, summer and fall periods and less in the winter months. The seasonality of oil and gas drilling activity in the Gulf Coast region affects our rental tool operations and sales of equipment. Due to exposure to weather, we generally experience higher drilling activity in the spring, summer and fall months with the lowest activity in winter months. The rainy weather, hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast throughout the year may also affect our operations. Accordingly, our operating results may vary from quarter to quarter, depending on factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

Shortage of skilled workers may impair growth potential and profitability.

      Our ability to remain productive and profitable will depend substantially on our ability to attract and retain skilled workers. Our ability to expand our operations is in part impacted by our ability to increase our labor force. The demand for skilled workers in the Gulf Coast region is high and the supply is limited. A significant increase in the wages paid by competing employers could result in a reduction in our skilled labor force, increases in the wage rates paid by us, or both. If either of these events occurred, our capacity and profitability could be diminished and our growth potential could be impaired.

We depend on significant customers.

      We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. In 1998 and 1997, one customer accounted for approximately 12% and 27%, respectively, of the Company's consolidated revenue primarily in the rental and well services segments and another customer accounted for approximately 12% and 5%, respectively, of the Company's consolidated revenue primarily in the rental segment. Our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations.

We operate in a highly competitive industry.

      We compete in highly competitive areas of the oilfield services industry. The products and services of each of our principal industry segments are sold in highly competitive markets, and our revenues and earnings may be affected by the following factors:

      *     changes in competitive prices;

      *     fluctuations in the level of activity and major markets;

      *     general economic conditions; and

      *     governmental regulation.

      We compete with the oil and gas industry's largest integrated oil field service providers. We believe that the principal competitive factors in the market areas that we serve are product and service quality and availability, technical proficiency and price.

      Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than our products and services. Competitive pressures or other factors also may result in significant price competition that could have a material adverse effect on our results of operations and financial condition. Furthermore, competition among oilfield service and equipment providers is also based on a provider's reputation for safety and quality. Although we believe that our reputation for safety and quality service is good, we cannot assure you that we will be able to maintain our competitive position.

Operating hazards may result in liability; limited insurance coverage.

     Our operations involve the use of heavy equipment and exposure to inherent risks, including blowouts, explosions and fire. If any of these events were to occur, this could result in liability for personal injury and property damage, pollution or other environmental hazards or loss of production. In addition, certain of our employees who perform services on offshore platforms and vessels are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws make the liability limits established by state workers' compensation laws inapplicable to these employees and instead permit them or their representatives to pursue actions against us for damages on job-related injuries. In such actions, there is generally no limitation on our potential liability.

   If our equipment were to fail, this could result in property damage, personal injury, environmental pollution and resulting damage for which we could be liable. Litigation may arise from a catastrophic occurrence at a location where our equipment and services are used. This could result in large claims for damages. The frequency and severity of such incidents affect our operating costs, insurability and relationships with customers, employees and regulators. Any increase in the frequency or severity of such incidents, or the general level of compensation awards with respect to such incidents, could affect our ability to obtain projects from oil and gas companies or insurance. This could have a material adverse effect on us. We maintain what we believe is prudent insurance protection. We cannot assure you that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims that may arise.

Compliance with regulatory and environmental laws may affect our operations.

     Our business is significantly affected by state and federal laws and other regulations relating to the oil and gas industry and by changes in such laws and the level of enforcement of such laws. We are unable to predict the level of enforcement of existing laws and regulations, how such laws and regulations may be interpreted by enforcement agencies or court rulings, or whether additional laws and regulations will be adopted. We are also unable to predict the effect that any such events may have on us, our business, or our financial condition.

   Federal and state laws that require owners of non-producing wells to plug the well and remove all exposed piping and rigging before the well is permanently abandoned significantly affect the demand for our P&A services. A decrease in the level of enforcement of such laws and regulations in the future would adversely affect the demand for our services and products. Numerous state and federal laws and regulations also affect the level of purchasing activity of oil spill containment equipment and consequently our business. A decrease in the level of enforcement of state and federal laws and regulations in the future may adversely affect the demand for our products. In addition, we depend on the demand for our services from the oil and gas industry. Such demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas in our areas of operations for economic, environmental or other policy reasons would adversely affect our operations by limiting demand for our services.

   We also have potential environmental liabilities with respect to our offshore and onshore operations. Certain environmental laws provide for joint and several liabilities for remediation of spills and releases of hazardous substances. These environmental statutes may impose liability without regard to negligence or fault. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. We believe that our present operations substantially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has had no material adverse effect on our operations to date. However, such environmental laws are changed frequently. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. We are unable to predict whether environmental laws will in the future materially adversely affect our operations and financial condition.

We depend in part on the development of new technology.

      Sales of certain of our products, primarily our oil spill containment equipment, are based primarily on our proprietary technology. Our success in the sales of these products depends to a significant extent on the development and implementation of new product designs and technologies. Whether we can continue to develop products and technology to meet evolving industry standards at levels of capability and price acceptable to our customers will significantly affect our ability to compete in this market area. Many of our competitors have greater resources devoted to research and development of new products and technologies than we have. While we have patents on certain of our technologies and products, patents secured by us may successfully be challenged by others. In addition, we may not be able to protect our patents from the development of similar products by others.

International operations involve risks.

      Our operations in Venezuela, although presently limited, are subject to risks inherent in doing business in foreign countries. These risks include, but are not limited to:

      *     political changes;

      *     expropriation;

      *     currency restrictions and changes in currency exchange rates;

      *     taxes; and

      *     boycotts and other civil disturbances.

      Although it is impossible to predict the likelihood of such occurrences or their effect on our operations, our management believes that these risks are acceptable. However, the occurrence of any one of these events could have a material adverse effect on our operations.

Item 3.    Legal Proceedings
----------------------------

   The Company is a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims and claims for personal injury under the General Maritime Laws of the United States and the Jones Act. The Company insures against these risks to the extent deemed prudent by its management, but no assurance can be given that the nature and amount of such insurance will in every case fully indemnify the Company against liabilities arising out of pending and future legal proceedings related to its business activities. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on the Company's business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None



PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

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

                                                HIGH           LOW
                                                ----           ----
1997
          First Quarter                     $  4.88       $     2.88
          Second Quarter                       5.19             4.38
          Third Quarter                        9.12             5.00
          Fourth Quarter                      14.31             8.88
1998
          First Quarter                     $ 10.06       $     7.00
          Second Quarter                      11.56             5.00
          Third Quarter                        5.53             3.13
          Fourth Quarter                       4.38             2.50



First Quarter 1999 (through March 15, 1999) $  3.13        $    2.00


     As of March 15, 1999 there were 28,792,573 shares of Common Stock outstanding, which were held by approximately 163 record holders.

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


Item 6. Management's Discission and Analysis or Plan of Operation
-----------------------------------------------------------------

Overview

   Demand for the Company's rental tools and well services is primarily a function of oil and gas exploration and workover activity in the Gulf of Mexico and along the Gulf Coast. The level of oilfield activity is affected in turn by the willingness of oil and gas companies to make capital expenditures for the exploration, development and production of oil and natural gas, the levels of such capital expenditures are influenced by oil and gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of leases in the United States, the discovery rate of new oil and gas reserves, local and international political and economic conditions and the ability of oil and gas companies to generate capital. Demand for the Company's P&A services is primarily a function of the number of offshore producing wells that have ceased to be commercially productive, increased environmental awareness and the desire of oil and gas companies to minimize abandonment liabilities.

   The oilfield services industry experienced a significant decline in activity in the last half of 1998 which has continued into the first quarter of 1999. The Company's rental tool business has been impacted, but not as much as other areas of the oilfield service industry because it is primarily concentrated in workover activity and deep water drilling projects which have not been affected as much as other areas of the industry. The Company's P&A segment has been adversely affected as some major and independent oil and gas companies have elected to defer making these expenditures. However, as a result of these deferrals and increased depletion rates, the backlog of wells requiring plug and abandonment continues to increase. Should the decline in overall industry activity levels continue, it could have a material adverse effect on the Company's financial condition and results of operation.

Comparison of the Results of Operations for the Years Ended December 31, 1998 and 1997.

      The Company's performance in 1998 was impacted in the second half of the year by the decline in activity in the oilfield services industry as a result of a decline in oil prices. In addition, work in the Gulf of Mexico, which is the Company's primary operating area, was virtually shut down during September 1998 by a series of storms and hurricanes.

   The Company's revenue increased 68% to $91.3 million for the year ended December 31, 1998, as compared to $54.3 million for the year ended December 31, 1997. The majority of the increase is primarily the result of a full year of revenues from acquisitions made in 1997 in the rental segment.

   The Company's gross margin decreased to 52.1% for the year ended December 31, 1998 as compared to 57.2% for the year ended December 31, 1997. This decrease is primarily a result of the general decline in activity in the oilfield services industry and a $690,000 charge for obsolete inventory as part of the special charges discussed below. Although all three segments were impacted, the well services segment had the largest decline as a result of several factors. The well services segment was in the process of expansion in the latter part of 1997 and the beginning of 1998 which resulted in increased expenses at about the time the P&A activity began to decline. During the year, due to competitive pressures, the Company performed more turnkey basis projects, which impacted the Company's gross margin negatively. Throughout the last half of 1998 and into the first quarter of 1999, in response to the downturn in demand for the Company's services, the Company has made an extensive effort to bring costs into line with the reduced level of activity, and is considering further savings measures.

   Depreciation and amortization increased 129%, to $7.5 million for the year ended December 31, 1998 as compared to $3.3 million for the year ended December 31, 1997. Most of the increase is a result of a full year of depreciation from the 1997 acquisitions. Depreciation also increased as a result of $29.1 million of capital expenditures in the year ended December 31, 1998 primarily for purposes of expanding the rental tool inventory.

   General and administrative expenses increased to $22.9 million for the year ended December 31, 1998 as compared to $12.5 million for the year ended December 31, 1997. Most of the increase is a result of a full year of general and administrative expenses for the acquisitions made in 1997 as well as acquisitions made in 1998. Interest expense increased to $1.4 million for the year ended December 31, 1998 from $722,000 for the year ended December 31, 1997 as a result of an increase in borrowings to fund capital expenditures as well as two acquisitions.

   Net income before special charges, merger termination expenses and gain on sale of subsidiary was $10.2 million or diluted earnings per share of $0.34 for the year ended December 31, 1998 as compared to net income of $9.5 million or diluted earnings per share of $0.43 for the year ended December 31, 1997.

   During the year ended December 31, 1998, the Company recorded a pre-tax special charge of $14.4 million. The special charge consisted of $12.1 million for impairment of goodwill, $930,000 in patents and $690,000 in associated inventory as a result of obsolescence and $650,000 associated with reduction in employees as a result of the general decline in the industry. The portion of the special charge related to inventory obsolescence is included in costs of services in the consolidated statement of operations.

   The non-cash writeoff of goodwill was recorded in accordance with Statement of Financial Standards (FAS) No. 121, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances  indicate  that  the  carrying  amount  of  an  asset may  not be recoverable.  The  severity  as  well  as  the  duration  of  the  downturn  in activity in the oil and gas industry is such an event. In such instances where there is goodwill associated with the asset as a result of a business combination accounted for using the purchase method, the goodwill is eliminated before making any reduction of the carrying amounts of the impaired long-lived assets.

   The Company's review of its long-lived assets indicated that the carrying value of certain of the Company's assets used by the Company in its well services, rental tools and oil containment boom businesses had been impaired. The fair value of the assets was determined by discounting the estimated net cash flows generated by the assets. The result was an impairment charge of $12.1 million for the year ended December 31, 1998 consisting entirely of goodwill.

   The special charges of $930,000 in patents and $690,000 in associated inventory are a result of obsolescence in the oil containment boom business as evidenced by declining cash flows. The Company also authorized and committed to terminating thirty employees during the fourth quarter of 1998. As a result, included in the special charge, is $650,000 for severance, employment contract and benefits costs for the terminated employees.

   During  the  fourth  quarter  of 1998, the Company  entered  into  a  merger agreement with Parker Drilling Company ("Parker"), which was subsequently terminated prior to year-end by mutual consent. As part of the termination, the Company agreed to pay Parker $2.125 million and also incurred approximately $112,000 in additional costs associated with the merger termination. In the first quarter of 1998, the Company sold a subsidiary for a gain of approximately $1.2 million.

Comparison  of  Results of Operations for the Years Ended December 31, 1997 and
1996

   The Company experienced significant growth in revenue and net income in the year ended December 31, 1997 as compared to the year ended December 31, 1996 due to continued strong demand for its products and services, internal growth and growth through acquisitions.

   The Company's revenue increased 130% to $54.3 million for the year ended December 31, 1997 as compared to $23.6 million for the year ended December 31, 1996. Of this increase, approximately 26% was the result of internal growth of the Company's operations and approximately 74% was the result of acquisitions completed by the Company since July 1996.

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

Liquidity and Capital Resources

   For the year ended December 31, 1998, the Company had cash flows from operations of $18.1 million as compared to $2.3 million for the year ended December 31, 1997. The Company's EBITDA (earnings before interest, income taxes, depreciation and amortization expense) was $25.4 million for the year ended December 31, 1998 as compared to $18.5 million for the year ended December 31, 1997. The EBITDA for 1998 of $25.4 million is exclusive of the gain on sale of subsidiary, the merger termination and the special charge, which was mostly non-cash in nature. These increases are primarily a result of the operations of the 1997 acquisitions being included for a full fiscal year.

   In 1998, the Company acquired all the outstanding common stock of three companies for an aggregate $3,857,000 cash. Additional cash consideration, if any, will be based upon a multiple of four times the respective acquired company's average EBITDA over a three year period from the date of acquisition, less certain adjustments. In no event, will the aggregate additional consideration exceed $50,143,000. If the overall current industry activity levels continue, the additional consideration would be materially less than the maximum consideration. For additional information, see Note 3 of the notes to the consolidated financial statements.


   The Company made additional capital expenditures in 1998 of $29.1 million primarily for additional rental equipment. Other capital expenditures included P&A equipment spreads and renovation of the Company's new operating facility. The Company, as of the end of the first quarter of 1998, consolidated all of its New Orleans area sales and administrative functions in this facility.

   During the second quarter of 1998, the Board of Directors approved the purchase of up to 500,000 shares of the Company's outstanding common stock. Under this program, the Company purchased a total of 474,500 shares of common stock at an average price of $4.73 per share. This repurchase program has been discontinued.

   The Company, in the first quarter of 1998, made a final payment of $750,000 in connection with the acquisition of Dimensional Oilfield Services, Inc. The Company, in the first quarter of 1998, received cash proceeds of $4.2 million from the sale of Baytron, Inc. At the beginning of the fourth quarter of 1998, the Company entered into a merger agreement with Parker. In December 1998, the Company and Parker jointly agreed to terminate the merger agreement. As part of the termination, the Company paid Parker $2.125 million and also incurred approximately $112,000 in additional costs associated with the merger termination.

   The Company has a revolving credit facility with Whitney National Bank and other banks (the "Bank Credit Facility"), to provide for a revolving line of credit of up to $45.0 million which matures on April 30, 2000, and bears interest at an annual rate of LIBOR plus a margin that depends on the Company's debt coverage ratio. As of March 15, 1999, there was $27.8 million outstanding under the Bank Credit Facility at an interest rate of approximately 6.8% per annum. Borrowings under the Bank Credit Facility are available for acquisitions, working capital, letters of credit and general corporate purposes. Indebtedness under the Bank Credit Facility is guaranteed by the Company's subsidiaries, collateralized by substantially all of the assets of the Company and its subsidiaries, and a pledge of all the common stock of the Company's subsidiaries. Pursuant to the Bank Credit Facility, the Company has agreed to maintain certain financial ratios. The Bank Credit Facility also imposes certain limitations on the ability of the Company to make capital expenditures, pay dividends or other distributions to its stockholders, make acquisitions or incur indebtedness.

   Management currently believes that the Company will have capital expenditures, excluding acquisitions, of approximately $8 to $10 million in 1999 primarily to further expand its rental tool inventory. The Company believes that cash generated from operations and availability under the Bank Credit Facility will provide sufficient funds for the Company's identified capital projects and working capital requirements. However, part of the Company's strategy involves the acquisition of companies, which have products and services complementary to the Company's existing base of operations. Depending on the size of any future acquisitions, the Company may require additional equity or debt financing possibly in excess of the limits of the current Bank Credit Facility.

Year 2000

   The Company is assessing both the cost of addressing and the cost or the consequence of incomplete or untimely resolution of the Year 2000 issue. This process includes (i) the development of Year 2000 awareness, (ii) a review to identify systems that could be affected by the Year 2000 issue,
(iii) an assessment of potential risk factors (including non-compliance by the Company's suppliers, subcontractors and customers), (iv) the allocation of required resources, (v) a determination of the extent of remediation work required, (vi) the development of an implementation plan and time table, and
(vii) the development of contingency plans.

   The Company makes use of computers in its processing of accounting, financial, administrative, and management information. Additionally, the
Company uses computers as a tool for its employees to communicate among themselves and with other persons outside the organization. The Company will contact its key vendors and customers to assess their efforts and progress with Year 2000 issues. The Company anticipates completion of its evaluation of non-information technology equipment, key vendors and suppliers and any remedial action and/or a contingency plan, if necessary, by August 31, 1999.

   The Company is in the process of analyzing and evaluating the operational problems and costs that would be reasonably likely to result from the failure by the Company or certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company is in the process of evaluating all the material information technology ("IT") and non-IT systems that it uses directly in its operations. The Company presently believes that the year 2000 issue will not pose significant operational problems for the Company's computer systems. However, if all significant Year 2000 issues are not properly identified, or assessment, remediation and testing of its systems are not effected timely, the Year 2000 issue could have an adverse impact on the Company's operations and financial condition. Among other things, the Company could be impacted by the inability of its customers to accurately and timely pay invoices, the Company's inability to access necessary capital from lenders or other sources when required, and the inability of the Company's significant suppliers, subcontractors and others to provide the necessary materials, services or systems required to operate the Company's business.

   The Company believes that it will be able to implement successfully the changes necessary to address the Year 2000 issues with reliance on its third party vendors and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operations or cash flows in future periods.

Item 7. Financial Statements
----------------------------


                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Shareholders
Superior Energy Services, Inc.:


We have audited the consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Energy Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.





                                                               KPMG LLP

New Orleans, Louisiana
March 9, 1999










                        SUPERIOR ENERGY SERVICES, INC.
                               AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          December 31, 1998 and 1997
                                (in thousands)

                    ASSETS                           1998            1997
Current assets:
  Cash and cash equivalents                      $     737        $   1,902
  Accounts receivable - net of allowance
       for doubtful accounts of $798,000 in
       1998 and $551,000 in 1997                    22,486           24,054
  Inventories                                        2,972            1,778
  Income tax receivable                              2,568              -
  Other                                              1,892            1,513
                                                   -------          -------

             Total current assets                   30,655           29,247

Property, plant and equipment - net                 76,187           51,797
Goodwill - net                                      24,302           35,989
Patent - net                                           -              1,027
                                                   -------          -------

           Total assets                          $ 131,144        $ 118,060
                                                  ========         ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current liabilities:
  Accounts payable                               $   5,557        $   5,976
  Accrued expenses                                   6,316            3,872
  Income taxes payable                                 -                893
                                                   -------          -------

           Total current liabilities                11,873           10,741

Deferred income taxes                                8,612            7,127
Long-term debt                                      27,955           11,339

Stockholders' equity:
  Preferred stock of $.01 par value. Authorized,
     5,000,000 shares; none issued                     -               -
  Common stock of $.001 par value. Authorized,
     40,000,000 shares; issued and outstanding:
     1998 - 28,792,523 shares;
     1997 - 29,173,390 shares                           29               29
  Additional paid-in capital                        78,794           78,590
  Retained earnings                                  6,126           10,234
  Treasury stock, at cost, 474,500 shares           (2,245)             -
                                                   -------          -------
          Total stockholders' equity                82,704           88,853
                                                   -------          -------

          Total liabilities and stockholders'    $ 131,144        $ 118,060
          equity                                  ========         ========


See accompanying notes to consolidated financial statements






                        SUPERIOR ENERGY SERVICES, INC.
                               AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    Years Ended December 31, 1998 and 1997
                             (in thousands, except
                                 per share data)



                                                   1998               1997
                                                   ----               ----
Revenues                                       $  91,334          $  54,256
                                                --------           --------

Costs and expenses:
     Costs of services                            43,734             23,216
     Depreciation and amortization                 7,494              3,272
     Special charges                              13,763                -
     General and administrative                   22,921             12,530
                                                --------           --------

                  Total costs and expenses        87,912             39,018
                                                --------           --------

Income from operations                             3,422             15,238
Other income (expense):
    Interest expense-net                          (1,490)              (722)
    Merger termination                            (2,237)               -
   Gain on sale of subsidiary                      1,176                -
                                                --------           --------
                    Income before income taxes       871             14,516

Provision for income taxes                         4,979              5,061
                                                --------           --------

                   Net income (loss)           $  (4,108)         $   9,455
                                                ========           ========
Earnings (loss) per share:
     Basic                                     $   (0.14)         $    0.44
                                                ========           ========

     Diluted                                   $   (0.14)         $    0.43
                                                ========           ========
Weighted average common shares used
in computing earnings (loss) per share:
     Basic                                        28,982             21,695
                                                ========           ========
     Diluted                                      28,982             21,993
                                                ========           ========

See accompanying notes to consolidated financial statements








                         SUPERIOR ENERGY SERVICES, INC.
                               AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity
                          December 31, 1998 and 1997
                       (in thousands, except share data)


                                  Common                    Additional
                                  stock         Common      paid-in       Retained     Treasury
                                  shares        stock       capital       earnings     stock          Total
                                  ------        ------      ----------    --------     --------       -----

Balance, December 31, 1996        18,597,045    $ 19        $  19,551     $    779      $    -     $  20,349


Net income                             -           -              -          9,455           -         9,455
Acquisition of Nautilus Pipe &
  Tool Rentals, Inc.                 420,000       -            1,837          -             -         1,837
Acquisition of Tong Rentals &
  Supply Co., Inc.                 1,100,000       1            5,499          -             -         5,500
Exercise of B warrants             4,466,509       4           14,468          -             -        14,472
Sale of common stock               3,900,000       4           36,867          -             -        36,871
Exercise of stock options            689,836       1              368          -             -           369
                                  ----------     ---          -------      -------        -------     ------

Balance, December 31, 1997        29,173,390      29           78,590       10,234           -        88,853


Net loss                               -           -              -         (4,108)          -        (4,108)
Purchase of common stock for        (474,500)      -              -            -          (2,245)     (2,245)
treasury
Exercise of stock options             93,633       -              204          -             -           204
                                  ----------     ---          -------      -------        -------     ------


Balance, December 31, 1998        28,792,523    $ 29        $  78,794     $  6,126      $ (2,245)   $ 82,704
                                  ==========     ===         ========     ========      =========   ========


See accompanying notes to consolidated financial statements.







                        SUPERIOR ENERGY SERVICES, INC.
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                    Years Ended December 31, 1998 and 1997
                                (in thousands)

                                                           1998           1997
Cash flows from operating activities:
     Net income (loss)                                 $ (4,108)       $   9,455
     Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
        Depreciation and amortization                     7,494            3,272
        Unearned income                                     -               (392)
        Gain on sale of subsidiary                       (1,176)             -
        Special charges                                  13,763              -
        Deferred income taxes                               777              (65)
        Changes in operating assets and liabilities,
            net of acquisitions:
                 Accounts receivable                      3,863           (7,707)
                 Inventories                                550             (572)
                 Other - net                                955             (249)
                 Accounts payable                         1,725)             403
                 Due to shareholders                        -             (1,433)
                 Accrued expenses                         1,047            1,083
                 Income taxes payable                    (3,314)          (1,452)
                                                       --------         --------

        Net cash provided by operating activities        18,126            2,343
                                                       --------         --------


Cash flows from investing activities:
     Payments for purchases of property and equipment   (29,120)          (9,804)
     Acquisition of businesses, net of cash acquired     (3,583)         (47,793)
     Deferred payment for acquisition of subsidiary        (750)             -
     Proceeds from sale of subsidiary                     4,247              -
                                                       --------         --------

        Net cash used in investing activities           (29,206)         (57,597)
                                                       --------         --------


Cash flows from financing activities:
     Proceeds from notes payable-net                     11,956            5,011
     Proceeds from exercise of stock options                204              369
     Purchase of common stock for treasury               (2,245)             -
     Proceeds from sale of common stock                     -             36,871
     Proceeds from exercise of  B warrants                  -             14,472
                                                       --------         --------

        Net cash provided by financing activities         9,915           56,723
                                                       --------         --------

        Net increase(decrease) in cash and cash
           equivalents                                   (1,165)           1,469

Cash and cash equivalents at beginning of year            1,902              433
                                                       --------         --------
Cash and cash equivalents at end of year  $                 737  $         1,902
                                                       ========         ========

See accompanying notes to consolidated financial statements







                        SUPERIOR ENERGY SERVICES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                          December 31, 1998 and 1997

 (1) Summary of Significant Accounting Policies
     ------------------------------------------

     (a) Basis of Presentation
         ---------------------

        The consolidated financial statements include the accounts of Superior Energy Services, Inc. and its subsidiaries (the Company). All significant intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the 1998 presentation.

     (b)  Business
          --------

        The Company provides a broad range of specialized oilfield services and equipment primarily to major and independent oil and gas companies engaged in the exploration, production and development of oil and gas properties offshore in the Gulf of Mexico and throughout the Gulf Coast region. These services and equipment include the rental of specialized oilfield equipment, oil and gas well plug and abandonment services, electric and mechanical wireline services, tank cleaning, the manufacture and sale of computerized electronic torque and pressure control equipment and the manufacture and sale of oil spill containment equipment. A majority of the Company's business is conducted with major oil and gas exploration companies. The Company continually evaluates the financial strength of their customers but does not require collateral to support the customer receivables.

        The Company's P&A, wireline and tank cleaning services are contracted for specific projects on either a day rate or turnkey basis. Rental tools are leased to customers on an as-needed basis on a day rate basis. The Company derives a significant amount of its revenue from a small number of major and independent oil and gas companies. In 1998 and 1997, one customer accounted for 12% and 27%, respectively, of the Company's consolidated revenue primarily in the rental and well services segments and another customer accounted for 12% and 5%, respectively, of the Company's consolidated revenue primarily in the rental segment. No other customer accounted for 10 percent or more of revenue in 1998 or 1997. The inability of the Company to continue to perform services for a number of its large existing customers, if not offset by sales to new or existing customers, could have a material adverse effect on the Company's business and financial condition.

     (c) Use of Estimates
         ----------------

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







                            SUPERIOR ENERGY SERVICES, INC.
                                   AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

1)  Summary of Significant Accounting Policies (continued)
    ------------------------------------------------------

     (d) Property, Plant and Equipment
         -----------------------------

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

     (e) Goodwill
         --------

        The Company amortizes costs in excess of fair value of net assets of businesses acquired using the straight-line method over a period not to exceed 30 years. Recoverability is reviewed by comparing the undiscounted fair value of cash flows of the assets, to which the goodwill applies to the net book value, including goodwill, of assets.

     (f) Inventories
         -----------

        Inventories are stated at the lower of average cost or market. The cost of booms and parts are determined principally on the first-in, first-out method.

     (g) Cash Equivalents
         ----------------

        The Company considers all short-term deposits with a maturity of ninety days or less to be cash equivalents.

     (h) Revenue Recognition
         -------------------

        For the Company's plug and abandonment (P&A), wireline and rental tool operations and tank cleaning services, revenue is recognized when services or equipment are provided. The Company contracts for P&A, wireline and tank cleaning projects either on a day rate or turnkey basis, with a majority of its projects conducted on a day rate basis. The Company's rental tools are leased on a day rate basis, and revenue from the sale of equipment is recognized when the equipment is shipped. Reimbursement from customers for the cost of rental tools that are damaged or lost downhole are reflected as revenue at the time of the incident.




                            SUPERIOR ENERGY SERVICES, INC.
                                   AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

1)  Summary of Significant Accounting Policies (continued)
    -----------------------------------------------------

     (i) Income Taxes
         ------------

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

     (j) Patents
         -------

        Patents are amortized using the straight-line method over the life of each patent.

     (k) Earnings Per Share
         ------------------

        The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (FAS) No. 128, Earnings Per Share which requires the presentation of "basic" and "diluted" earnings per share as defined, on the face of the income statement for all entities with complex capital structures. The number of dilutive stock options and warrants used in computing diluted earnings per share were 298,000 in 1997, and these securities were anti-dilutive in 1998.

     (l) Financial Instruments
         ---------------------

        The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amount of these financial instruments approximates their fair values.

     (m) Comprehensive Income
         --------------------

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 130, Reporting Comprehensive Income. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted this standard in 1998. Such adoption had no effect on the Company's financial statement presentation as the Company has no items of other comprehensive income.

(2)  Supplemental Cash Flows Information (in thousands)
     --------------------------------------------------

                                                  1998            1997
                                                  ----            ----
Cash paid for:
   Interest, net of amounts capitalized       $  1,481        $    649
                                               =======         =======
   Income taxes                               $  7,050        $  5,195
                                               =======         =======

Details of acquisitions:
   Fair value of assets                       $ 11,822        $ 76,245
                                               -------         -------
   Fair value of liabilities                     7,933          18,202
   Common stock issued                             -             7,338
                                               -------         -------
   Cash paid                                     3,889          50,705
   Less cash acquired                              306           2,912
                                               -------         -------

       Net cash paid for acquisitions         $  3,583        $ 47,793
                                               =======         =======


                        SUPERIOR ENERGY SERVICES, INC.
                               AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

(3)   Business Combinations
      ---------------------

       In September 1998, the Company acquired all of the outstanding common stock of Hydro-dynamics Oilfield Contractors, Inc. (Hydro-dynamics) for $1,000,000 in cash. Payment of an additional $750,000 will be based on the attainment of certain objectives. At the third anniversary of the acquisition, additional cash consideration, if any, will be based upon a multiple of four times Hydro-dynamics' average earnings before interest, taxes, depreciation and amortization (EBITDA) over a three year period from the date of acquisition. The contingent consideration, if paid, will be capitalized as additional purchase price. In no event will the total consideration paid exceed $22,000,000. The property plant and equipment of Hydro-dynamics are valued at their estimated fair market value of approximately $936,000. Deferred taxes have been provided for the difference between the book and tax basis of the property. The remaining assets and liabilities approximated their fair values. The excess purchase price over the fair value of the net assets of Hydro-dynamics of approximately $830,000 was allocated to goodwill.

      In June, 1998 the Company acquired all of the outstanding common stock of Lamb Services, Inc. and Tong Specialty, Inc. for $2,857,000 cash. Additional cash consideration, if any, will be based upon a multiple of four times the combined companies' average EBITDA less certain adjustments. The contingent consideration, if paid, will be capitalized as additional purchase price. The additional consideration will be paid on the second and third anniversary of the stock purchase agreement, and in no event, will the total additional payments exceed $28,143,000. The property, plant and equipment of Lamb Services, Inc. and Tong Specialty, Inc. were valued at their estimated fair value of approximately $4.1 million. Deferred taxes have been provided for the difference between the book and tax basis of the property. The remaining assets and liabilities approximate their fair values. The excess purchase price over the fair value of the net assets of Lamb Services and Tong Specialty of approximately $627,000 was allocated to goodwill.

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

      The following unaudited pro forma information presents a summary of consolidated results of operations as if the acquisitions had occurred on January 1, 1998 and January 1, 1997 with pro forma adjustments to give effects to amortization of goodwill, depreciation and certain other adjustments together with related income tax effects (in thousands, except per share amounts):


                                                              1998            1997
                                                              ----            ----

Revenues                                                   $ 99,362           $ 96,869
                                                           ========           ========
Net income (loss)                                          $ (4,538)          $ 12,812
                                                           ========           ========
Basic earnings (loss) per share                            $ (0.16)           $   0.58
                                                           ========           ========
Diluted earnings (loss) per share                          $ (0.15)           $   0.57
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



                        SUPERIOR ENERGY SERVICES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(4)   Property, Plant and Equipment
      -----------------------------

        A summary of property, plant and equipment at December 31, 1998 and 1997 (in thousands) is as follows:

                                                                    1998                 1997
                                                                    ----                 ----

         Buildings                                               $  6,050             $  4,055
         Machinery and equipment                                   70,657               44,551
         Automobiles, trucks, trailers and tractors                 4,247                3,028
         Furniture and fixtures                                       950                  604
         Construction-in-progress                                   1,447                2,356
         Land                                                       1,596                1,268
                                                                 ---------            ---------
                                                                   84,947               55,862
         Less accumulated depreciation                              8,760                4,065
                                                                 ---------            ---------
         Property, plant and equipment, net                      $ 76,187             $ 51,797
                                                                 =========            =========

         The cost of property, plant and equipment leased to third parties was $5,266,000 at December 31, 1998 and 1997. Interest cost incurred during the period of construction of plant and equipment is capitalized. The interest cost capitalized on plant and equipment was none in 1998 and $167,000 in 1997.

 (5) Notes Payable
     -------------

          The Company's notes payable as of December 31, 1998 and 1997 consist of the following (in thousands):


                                                              1998              1997
                                                              ----              ----
 Revolving line of credit in the original amount
 of $45,000,000 bearing interest based on
 LIBOR  plus 1.5% to 2.5% set quarterly
 (7.31% at December 31, 1998) principal
 due April 30, 2000                                        $ 27,400           $ 10,350
 Other installment notes payable with interest
 rates ranging from 7% to 10% due in monthly
 installments through April, 2011                               555                989
                                                           ----------         ----------
                                                             27,955             11,339
 Less current portion of notes payable                         -                  -
                                                           ----------         ----------
 Long-term debt                                            $ 27,955           $ 11,339
                                                           ==========         ==========

       The Company maintains a revolving credit facility which provides for borrowing of up to $45.0 million which matures on April 30, 2000, and bears interest at an annual rate of LIBOR plus a margin that depends on the Company's debt coverage ratio. A commitment fee ranging from .25% to .325% per annum is payable on the unused portion of the credit. Borrowings under the Bank Credit Facility are available for acquisitions, working capital, letters of credit and general corporate purposes. Indebtedness under the Bank Credit Facility is guaranteed by the Company's subsidiaries, collateralized by substantially all of the assets of the Company and its subsidiaries, and a pledge of all the common stock of the Company's subsidiaries. Pursuant to the Bank Credit Facility, the Company has agreed to maintain certain financial ratios. The Bank Credit Facility also imposes certain limitations on the ability of the Company to make capital expenditures, pay dividends or other distributions to its stockholders, make acquisitions or incur indebtedness outside of the Bank Credit Facility. The Company is not required to maintain compensating balances in connection with these agreements.

(6) Income Taxes
    ------------

    The components of income tax expense for the year ended December 31, 1998 and 1997 are as follows (in thousands):


                                                  1998               1997
                                                  ----               ----
Current
   Federal                                      $   3,346         $   3,973
   State                                              349               621
                                                ----------        ----------
                                                    3,695             4,594
                                                ----------        ----------
Deferred:
   Federal                                          1,223               404
   State                                               61                63
                                                ----------        ----------
                                                    1,284               467
                                                ----------        ----------
                                                $   4,979         $   5,061
                                                ==========        ==========

     The significant components of deferred income taxes at December 31, 1998 and 1997 are as follows (in thousands):

                                                  1998               1997
                                                ----------        ----------
Deferred tax assets:
  Allowance for doubtful accounts               $     295         $     199
  Net operating loss carryforward                     898               979
  Other                                               496                -
                                                ----------        ----------
                                                    1,689             1,178
  Valuation allowance                                (957)           (1,034)
                                                ----------        ----------
                   Net deferred tax asset             732               144
                                                ----------        ----------


Deferred tax liabilities:
  Property, plant and equipment                    (8,675)           (6,408)
  Patent                                              -                (280)
  Other                                              (669)             (583)
                                                ----------        ----------
                                                   (9,344)           (7,271)
                                                ----------        ----------
                                                $  (8,612)        $  (7,127)
                                                ==========        ==========


    A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net change in the valuation allowance for the year ended December 31, 1998 was a decrease of $77,000 and an increase of $42,000 for the year ended December 31, 1997. The net deferred tax assets reflect management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty.


                        SUPERIOR ENERGY SERVICES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(6) Income Taxes (continued)
    ------------------------

    As of December 31, 1998, the Company had a net operating loss carryforward of approximately $2.6 million which is available to reduce future Federal taxable income through 2010. The utilization of the net operating loss carryforward is limited to approximately $238,000 a year.

    Income tax expense differs from the amounts computed by applying the US. Federal income tax rate of 34% to income before income taxes as follows (in thousands):

                                                                1998                1997
                                                                ----                ----
Computed expected tax expense                                $   296             $ 4,935
Increase (decrease) in income taxes resulting from:
  Impairment charge                                            4,143                 -
  State income taxes                                             480                 432
  Other                                                           60                (306)
                                                             --------            ---------

Provision  for income taxes                                  $ 4,979             $ 5,061
                                                             ========            =========

(7)  Stockholders' Equity
     --------------------

    In October 1995, the Company's stockholders approved the 1995 Stock Incentive Plan (Incentive Plan) to provide long-term incentives to its key employees, including officers and directors who are employees of the Company (Eligible Employees). Under the Incentive Plan, as amended, the Company may grant incentive stock options, non-qualified stock options, restricted stock, stock awards or any combination thereof to Eligible Employees for up to 1,900,000 shares of the Company's Common Stock. In connection with the signing of the merger agreement with Parker Drilling Company, which was subsequently terminated, all of the Company's outstanding options vested. The Compensation Committee of the Board of Directors establishes the exercise price of any stock options granted under the Incentive Plan, provided the exercise price may not be less than the fair market value of a common share on the date of grant.





                           SUPERIOR ENERGY SERVICES, INC.
                                  AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements


(7)  Stockholders' Equity (continued)
     -------------------------------

        A summary of stock options granted under the Incentive Plan for the years ended December 31, 1998 and 1997 are as follows:


                                                1998                            1997
                                                ----                            ----
                                        Number          Weighted        Number          Weighted
                                        of              Average         of              Average
                                        Shares          Price           Shares          Price
                                        -----------------------         ------------------------
Outstanding at beginning of year        1,337,800       $3.84             531,500       $2.55
Granted                                   496,000       $7.96             860,500       $4.56
Exercised                                 (80,300)      $2.60             (54,200)      $2.60
Forfeited                                 (57,000)      $5.07                 -           -
                                        ---------       -----           ---------       -----

Outstanding at the end of year          1,696,500       $4.49           1,337,800       $3.84
                                        =========       =====           =========       =====

Exercisable at end of year              1,696,500       $4.49             443,300       $2.58
                                        =========       =====           =========       =====

Available for future grants                64,000                           8,000
                                           ======                           =====

      A summary of information regarding stock options outstanding at December 31, 1998 is as follows:


                            OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                            -----------------------------------------------

Range of                    Remaining         Weighted            Weighted
Exercise                    Contractural      Average             Average
Prices          Shares      Live              Price     Shares    Price
--------------------------------------------------------------------------
$2.5 - $3.43    733,500     6-8 yrs           $2.95     733,500   $2.95
$4.75 - $9.25   963,000     8.5-9.5 yrs       $5.67     963,000   $5.67


         Additionally, at December 31, 1998, options relating to the 1995 Share Exchange to purchase an aggregate of 65,000 shares of Common Stock at an exercise price of $3.60 per share were outstanding until December 31, 2000.

    The Company accounts for its stock based compensation under the principles prescribed by the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees (Opinion No. 25). However, Statement of Financial Accounting Standards (FAS) No. 123 Accounting for Stock-Based Compensation permits the continued use of the value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by FAS No. 123 had been applied. The pro forma data presented below is not representative of the effects on reported amounts for future years (in thousands, except per share amounts).










                           SUPERIOR ENERGY SERVICES, INC.
                                  AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements


(7)  Stockholders Equity (continued)
     -------------------------------

                                                AS REPORTED                    PRO FORMA
                                                -----------                  ---------------
                                                1998         1997            1998       1997

Net income (loss)                               $  (4,108)   $  9,455        $ (5,337)  $  9,117
Basic earnings (loss) per share                 $   (0.14)   $   0.44        $  (0.18)  $   0.42
Diluted earnings (loss) per share               $   (0.14)   $   0.43        $  (0.18)  $   0.41
Average fair value of grants during the year    $     -      $    -          $   4.71   $   1.48
                                                 ========     =======         =======    =======

Black-Scholes option pricing model assumptions
    Risk free interest rate                                                    6.1%       6.1%
    Expected life (years)                                                        2          2
    Volatility                                                               119.6%      73.0%
    Dividend yield                                                             -0-        -0-
                                                                             ========    =======


(8)  Commitments and Contingencies
     -----------------------------

    The Company leases certain office, service and assembly facilities under operating leases. The leases expire at various dates over the next several years. Total rent expense was $530,000 in 1998 and $331,000 in 1997. Future minimum lease payments under non-cancelable leases for the five years ending December 31, 1999 through 2003 are as follows: $586,000, $458,000, $238,000,
$178,000 and $51,000 respectively.

    From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(9)  Related Party Transactions
     --------------------------

    The Company paid consulting fees to a director, who is not an employee, of $10,000 in 1998 and $13,000 in 1997. The employment contract of a director, who is a former officer, was converted into a consulting agreement in 1996. He was paid $60,000 in 1997. In 1998, this directors contract was terminated by paying $60,000 and a note receivable the Company had fully reserved in prior years. The Company also paid a director, who is also an employee and a shareholder rent of approximately $69,000 in 1998 and $70,000 in 1997. The Company is obligated to make such rent payments in the future as follows:
$69,000 in 1999 and $24,000 in 2000.

(10) Segment Information
     -------------------

   In  1998,  the  Company  adopted Statement of Financial Accounting  Standard
(FAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's reportable segments are grouped by products and services as follows: rental tools, well services and other. Each segment offers unique products and services within the oilfield services industry. Rental tools sells and rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. Well services provide plug and abandonment services, electric and mechanical wireline services and tank cleaning to its customer base. Other segment manufactures and sells computerized electronic and pressure control equipment for the oil and gas industry and provides the manufacturing, sale and rental of oil spill containment equipment. All the segments operate primarily in the Gulf Coast Region.


    The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating profits or losses before special charges. Segment revenues reflect direct sales of products and services for that segment, and each segment records direct expenses related to its employees and its operations. Identifiable assets are primarily those assets directly used in the operations of each segment.

    Summarized financial information concerning the Company's reportable segments as of December 31, 1998 and 1997 is shown in the following tables (in thousands):


                                 Rental           Well                                            Unallocated    Consolidated
1998                             Tools          Services            Other           Total           Amount           Total
                              -----------------------------------------------------------------------------------------------
Identifiable assets           $ 101,581        $  24,266          $  4,206       $ 130,053        $  1,091       $ 131,144
Capital expenditures             25,405            3,450               265          29,120             -            29,120

Revenues                      $  56,289        $  30,599          $  4,446       $  91,334        $    -            91,334
Costs of services                20,949           20,191             2,594          43,734             -            43,734
Depreciation and
   amortization                   6,070              982               442           7,494             -             7,494
General and administrative       16,273            4,881             1,767          22,921             -            22,921
Special charges                   6,902            3,820             3,041          13,763             -            13,763
Operating income                  6,095              725            (3,398)          3,422             -             3,422
Merger termination                  -                 -                -               -             2,237           2,237
Gain on sale of subsidiary          -                 -              1,176           1,176             -             1,176
Interest                            -                 -                -               -             1,490           1,490
                              -----------------------------------------------------------------------------------------------
Income before income taxes   $    6,095        $     725            (2,222)      $   4,598        $ (3,727)      $     871
                              ===============================================================================================





                           SUPERIOR ENERGY SERVICES, INC.
                                  AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

(10)  Segment Information (continued)
      ------------------------------

                                Rental           Well                                         Unallocated    Consolidated
1997                            Tools          Services         Other           Total           Amount           Total
----                       -----------------------------------------------------------------------------------------------
Identifiable assets          $   85,149        $   20,635       $   11,705    $    117,489    $    571       $   118,060
Capital expenditures              4,850             3,983              971           9,804          -              9,804

Revenues                     $   19,697        $   27,018       $    7,541    $     54,256    $     -        $    54,256
Costs of services                 5,889            14,689            2,638          23,216          -             23,216
Depreciation and
  amortization                    1,960               592              720           3,272          -              3,272
General and administrative        5,245             4,372            2,913          12,530          -             12,530
Operating income                  6,603             7,365            1,270          15,238          -             15,238
Interest                            -                 -                -               -           722               722
                           -----------------------------------------------------------------------------------------------
Income before income taxes   $    6,603         $   7,365       $    1,270    $     15,238    $   (722)      $    14,516
                           ===============================================================================================


(11)  Special Charges and Merger Termination
      --------------------------------------

      During the year ended December 31, 1998 the Company recorded a pre-tax special charge of $14.4 million. The special charge consisted of $12.1 million of impairment of goodwill assets, $930,000 in patents and $690,000 associated inventory as a result of obsolescence and $650,000 of costs associated with reduction in employees as a result of the general decline in the industry. The portion of the special charge related to inventory obsolescence is included in costs of services in the consolidated statement of operations.

      The non-cash writeoff of goodwill was recorded in accordance with FAS No. 121, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever, events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The severity as well as the duration of the current oil and gas industry is such an event. In such instances where there is goodwill associated with the asset as a result of a business combination accounted for using the purchase method, the goodwill is eliminated before making any reduction of the carrying amounts of the impaired long-lived assets.

     The Company's review of its long-lived assets indicated that the carrying value of certain of the Company's assets in the well services, rental tools and the oil containment boom businesses had been impaired. The fair value of the assets was determined by discounting the estimated net cash flows from the assets. The result was impairment charge of $12.1 million for the year ended December 31, 1998 consisting entirely of goodwill.

   The special charges of $930,000 in patents and $690,000 in associated inventory are a result of obsolescence in the oil containment boom business as evidenced by declining cash flows. The Company also authorized and committed to terminating thirty employees during the fourth quarter of 1998. As a result, included in the special charge, is $650,000 for severance, unemployment contract and benefits costs for the terminated employees.






                           SUPERIOR ENERGY SERVICES, INC.
                                  AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements


(11)Special Charges and Merger Termination (continued)
    --------------------------------------------------

      At the beginning of the fourth quarter of 1998, the Company entered into an agreement to merge with the Parker Drilling Company (Parker). The Company and Parker subsequently jointly agreed to terminate the merger agreement. As part of the termination, the Company agreed to pay Parker $2.125 million and also incurred approximately $112,000 in costs associated with the merger termination.


Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

        None

PART III


Item 9. Directors,   Executive   Officers,   Promoters   and  Control  Persons;
-------------------------------------------------------------------------------
        Compliance  with Section 16(A) of the Exchange Act
        --------------------------------------------------

     Information required by this item will be included in the Company's definitive proxy statement in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 10. Executive Compensation
-------------------------------

    Information required by this item will be included in the Company's definitive proxy statement in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     Information required by this item will be included in the Company's definitive proxy statement in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

    Information required by this item will be included in the Company's definitive proxy statement in connection with its 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

      (a) Exhibits. Reference is made to the Exhibit Index beginning on page E-1 hereof.
      (b) Reports on Form 8-K. The Company filed a current report on Form 8-K dated October 28, 1998 under Item 5 on November 3, 1998.











                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SUPERIOR ENERGY SERVICES, INC.


                                                By:/s/ TERENCE E.HALL
                                                       ------------------------
                                                       Terence E. Hall
                                                       Chairman of the Board,
                                                       Chief Executive Officer
                                                       and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                         Title                                         Date
---------                         -----                                         ----

/S/TERENCE E. HALL                Chairman of the Board,                        March 30, 1999
----------------------------      Chief Executive Officer and President
   TERENCE E. HALL                (Principal Executive Officer)


/S/ROBERT S. TAYLOR               Chief Financial Officer (Principal            March 30, 1999
----------------------------      Financial and Accounting Officer)
   ROBERT S. TAYLOR


/S/JAMES E. RAVANNACK             Director                                      March 30, 1999
----------------------------
   JAMES E. RAVANNACK


/S/RICHARD J. LAZES               Director                                      March 30, 1999
----------------------------
   RICHARD J. LAZES


/S/BRADFORD SMALL                 Director                                      March 30, 1999
----------------------------
   BRADFORD SMALL


/S/JUSTIN L. SULLIVAN             Director                                      March 30, 1999
----------------------------
   JUSTIN L. SULLIVAN



Exhibit                                                                         Sequentially
  No.               Description                                                 Numbered Page
--------            -----------                                                 --------------
3.1                 Composite of the Company's Certificate of Incorporation.(1)

3.2                 Composite of the Company's By-laws.(2)

4.1                 Specimen Stock Certificate. (9)

10.1                Revolving Credit by and between Whitney National
                    Bank, the banks named therein and the Company dated as of February 17, 1998.(11)

10.2 Stock Purchase Agreement dated February 28, 1997, by and between the Company and John C. Gordon.(4)

10.5 Agreement and Plan of Merger dated as of May 31, 1997, by and among the Company, Tong Rentals and Supply Acquisition, Inc.
                    Tong Rentals and Supply Company, Inc. and Rufus L. Patin (5)

10.6                Stock Purchase Agreement dated as of September 30, 1997, by and among the Company, Phillip D. Jaudon and Al J. Shiyou (6)

10.7                Stock Purchase Agreement dated October 31, 1997, by and between the Company and the stockholders of Stabil Drill Specialties, Inc.(7)

10.8                Stock Purchase Agreement dated November 5, 1997, by and between the Company and the stockholders of Sub-Surface Tools, Inc. (7)

10.9                1995 Stock Incentive Plan, as amended (8)

10.10               Form of Consultant Option, as amended (10)

10.12               Lease of Commercial Property dated January 1, 1997 between Oil
                    Stop, Inc. and Richard Lazes (11)



Exhibit                                                                         Sequentially
  No.               Description                                                 Numbered Page
--------            -----------                                                 --------------
10.13               Lease of Commercial Property dated March 1, 1994
                    between Oil Stop, Inc. and Richard Lazes.(10)

10.15               Employment Agreement between the Company and Richard J.
                    Lazes.(3)

21.1                Subsidiaries of the Company.(11)

23.1                Consent of KPMG LLP

27.1                Financial Data Schedule

  _________________


      (1) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996.
      (2) Incorporated by reference to the Company's Form SB-2 (Registration Statement No. 333-15987).
      (3) Incorporated by reference to Amendment No. 2 to the Company's Form S-4 on Form SB-2 (Registration Statement No. 33-94454)
      (4) Incorporated by reference to the Company's Current Report on Form 8-K dated February 28, 1997
      (5) Incorporated by reference to the Company's Current Report on Form 8-K dated May 31, 1997
      (6) Incorporated by reference to the Company's Current Report on Form 8-K dated October 3, 1997
      (7) Incorporated by reference to the Company's Current Report on Form 8-K dated October 31, 1997
      (8) Incorporated by reference to Exhibit A to the Company's
          Definitive Proxy Statement dated June 25, 1997
      (9) Incorporated by reference to Amendment No. 1 to the Company's
          Form S-4 on Form SB-2 (Registration Statement No. 33-94454)
     (10) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
     (11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.