Form 10KSB/A
period 1998-12-31
SUPERIOR ENERGY SERVICES INC
filed 1999-04-29
CIK 886835

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A

                                AMENDMENT NO. 1


Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998 or

Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission File Number 0-16032

                        SUPERIOR ENERGY SERVICES, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                      75-2379388
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

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

                                 COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. [    ]

Revenues for year ended December 31, 1998 were $91,334,000

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 1999 based on the closing price on Nasdaq National Market on that date was $74,136,000.

The number of shares of the Registrant's common stock outstanding at March 15, 1999 was 28,792,523.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):  Yes   No    X


     Superior Energy Services, Inc. ("Superior" or the "Company") hereby amends and supplements the following items of Part III of its Annual Report on Form 10-KSB for the year ended December 31, 1998 to read in their entirety as follows:

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS

     The following tables set forth certain information, as of April 15, 1999, with respect to the current directors and executive officers of the Company. The one-year term of each director will expire at the Company's 1999 annual meeting of stockholders. Unless otherwise indicated, the person has been engaged in the principal occupation shown for the past five years.

   NAME AND AGE                                      POSITION
-----------------------           -----------------------------------------------
Terence E. Hall, 53               Chairman of the Board, Chief Executive Officer,
                                  President and Director
James E. Ravannack, 38            Director and Vice President
Richard J. Lazes, 50              Director and President of Oil Stop, Inc.
Bradford Small, 36                Director
Justin L. Sullivan, 59            Director
Robert S. Taylor, 45              Chief Financial Officer

__________________

     Terence E. Hall has served as the Chairman of the Board, Chief Executive Officer and President of Superior since December 1995. Since 1989 he has also served as President and Chief Executive Officer of the following wholly-owned subsidiaries of Superior: Superior Well Service, Inc. ("Superior Well") and Connection Technology, Ltd.

     James E. Ravannack has served as a Director and Vice President of Superior since December 1995. Since 1989 he also has served as Vice President - Sales of Superior Well.

     Richard J. Lazes has served as a Director of Superior since December 1995. In May 1990, Mr. Lazes founded Oil Stop, Inc. ("Oil Stop"), which was acquired by Superior in December 1995, and has served as its President since 1990.

     Bradford Small has served as a Director of Superior since December 1993. From January 1991 until May 1995 he served as minister of Western Hills Church of Christ in Amarillo, Texas. From May 1995 to May 1996 he served as minister of Highlands Church of Christ in Lakeland, Florida. From May 1996 to the present, Mr. Small has served as minister of Amarillo South Church of Christ in Amarillo, Texas.

     Justin L. Sullivan has served as a Director of Superior since December 1995. Mr. Sullivan has been a business consultant to various companies since May 1993. From October 1992 to May 1993, Mr. Sullivan served as President of Plywood Panels, Inc., a manufacturer and distributor of plywood paneling and related wood products. From 1967 to September 1992, he served as Vice President, Treasurer and Director of Plywood Panels, Inc. and its predecessor entities.

     Robert S. Taylor has served as Superior's Chief Financial Officer since January 1996. From May 1994 to January 1996, he served as Chief Financial Officer of Kenneth Gordon (New Orleans), Ltd. From November 1989 to May 1994 he served as Chief Financial Officer of Plywood Panels, Inc., a manufacturer and distributor of plywood paneling and related wood products. Prior thereto, Mr. Taylor served as controller for Plywood Panels, Inc. and Corporate Accounting Manager of D. H. Holmes Company, Ltd.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Superior's directors, executive officers and 10% stockholders to file with the Securities and Exchange Commission reports of ownership and changes in ownership of equity securities of Superior. Superior believes that during 1998 its directors and executive officers complied with all these filing requirements except for one transaction by Mr. Taylor that was inadvertently omitted and later reported relating to options granted to him by Superior. In addition, Mr. Hall inadvertently omitted and later reported gifts of common stock made by him.


ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

     The following table shows, for the fiscal years ended December 31, 1998, 1997 and 1996, the compensation of Superior's chief executive officer, Superior's other executive officer and the three other most highly compensated officers of Superior who were serving in such capacities at the year-end 1998. The persons named in the table are referred to in this report as the "Named Officers."

SUMMARY COMPENSATION TABLE

                                                                             Long-Term
                                                                           Compensation
                                                                              Awards
                                                                           ------------
                                                                             Securities
                                            Annual Compensation              Underlying
    Name and                             -------------------------            Options/              All Other
 Principal Position            Year        Salary          Bonus               SARs              Compensation(1)
 --------------------         ------     ----------      ---------         ------------         -----------------

Terence E. Hall                1998      $  346,570      $ 302,202                 0               $ 3,939
 Chairman, Chief               1997         316,669        392,470                 0                 4,843
 Executive Officer             1996         300,264        137,500                 0                 3,419
 and President

James E. Ravannack             1998         140,406        133,970                 0                 3,939
 Vice President                1997         127,749        173,987                 0                 4,355
                               1996         120,182         60,950                 0                 2,847

Kenneth Blanchard              1998         139,753        133,970            75,000                 3,939
 Vice President                1997         127,749        173,987            25,000                 4,355
                               1996         120,129         60,950            17,500                 2,848

Charles Funderburg(2)          1998         140,421        133,970            75,000                 3,939
 Vice President                1997         127,650        173,987            45,000                 3,939
                               1996         109,524         60,960            20,000                 2,818

Robert S. Taylor(3)            1998         125,493         77,000            60,000                 3,939
 Chief Financial               1997         107,104        100,000            25,000                 3,539
     Officer                   1996          82,262         25,000            25,000                 3,654

________________
(1) Comprised of Superior's matching contributions to the 401(k) Plan and hospitalization insurance.
(2)   Charles Funderburg became Vice President in May 1996.
(3)   Robert S. Taylor became Chief Financial Officer in January 1996.

                   ______________________________________


EXECUTIVE EMPLOYMENT AGREEMENTS

     Superior entered into employment agreements in December 1995 with each of Terence E. Hall, James E. Ravannack, Kenneth Blanchard and Charles Funderburg (the "Officers"), providing for minimum annual salaries of $300,000, $120,000, $120,000 and $120,000, respectively, with 5% increases over and above the preceding year's salary during the term of the agreement. Under the employment agreements, Messrs. Hall, Ravannack and Blanchard were granted ten-year options to purchase 44,000, 44,000 and 18,000 shares of Superior Common Stock, respectively, at $2.53 per share. Under the agreements, the Officers are provided with benefits under any employee benefit plan maintained by Superior for its employees generally, or for its executives and key management employees in particular, on the same terms as are applicable to other senior executives of Superior.

     In addition to salary and benefits, each of Messrs. Hall, Ravannack and Blanchard receive an annual bonus calculated as a percentage of Superior's year-end pre-tax, pre-bonus annual income ("Superior's Income") and Mr. Funderburg receives an annual bonus calculated as a percentage of one of Superior's subsidiaries', Superior Well Service, Inc.'s year-end pre-tax, pre-bonus annual income ("Superior Well's Income"). Mr. Hall's bonus is an amount equal to 1% of Superior's Income if Superior's Income is greater than $1.8 million but less than or equal to $2.0 million, 2% of Superior's Income if Superior's Income is greater than $2.0 million but less than or equal to $2.25 million, or 3% of Superior's Income if Superior's Income is greater than $2.25 million. The bonus for each of Messrs. Ravannack and Blanchard is an amount equal to .443% of Superior's Income if Superior's Income is greater than $1.8 million but less than or equal to $2.0 million, .886% of Superior's Income if Superior's Income is greater than $2.0 million but less than or equal to $2.25 million, or 1.33% of Superior's Income if Superior's Income is greater than $2.25 million. Mr. Funderburg's bonus is an amount equal to .443% of Superior Well's Income that is greater than $1.8 million but less than or equal to $2.0 million, .886% of Superior Well's Income that is greater than $2.0 million but less than or equal to $2.25 million, and 1.33%% of Superior Well's Income that is greater than $2.25 million.

     The terms of the employment agreements, except for Mr. Hall's and Mr. Funderburg's agreements, continued until December 13, 1998. The term of Mr. Hall's employment agreement will continue until December 13, 2000 unless earlier terminated as described below. The term of Mr. Hall's agreement will automatically be extended for one additional year unless Superior gives at least 90 days' prior notice that it does not wish to extend the term. The term of Mr. Funderburg's employment agreement will continue until April 30, 1999.

     Each employment agreement provides for the termination of the Officer's employment: (i) upon the Officer's death; (ii) by Superior or the Executive upon the Officer's disability; (iii) by Superior for cause, which includes willful and continued failure substantially to perform the Officer's duties, or willful engaging in misconduct that is materially injurious to Superior, provided, however, that prior to termination, the Board of Directors must find that the Officer was guilty of such conduct; or (iv) by the Officer for good reason, which includes a failure by Superior to comply with any material provision of the agreement that has not been cured after ten days' notice. For a period of two years after any termination, the Officer will be prohibited from competing with Superior.

     Upon termination due to death or disability, Superior will pay the Officer all compensation owing through the date of termination and a benefit in an amount equal to nine-month's salary. Upon termination by Superior for cause or upon termination by the Officer for other than good reason, the Officer will be entitled to all compensation owing through the date of termination. Upon termination by the Officer for good reason, the Officer will be entitled to all compensation owing through the date of termination plus his current compensation and the highest annual amount payable to the Officer under Superior's compensation plans multiplied by the greater of two or the number of years remaining in the term of the Officer's employment under the agreement. In addition, if the termination arises out of a breach by Superior, Superior will pay all other damages to which the Officer may be entitled as a result of such breach.

1998 STOCK OPTION AND STOCK APPRECIATION RIGHT GRANTS

     The following table contains information concerning the grant of options and stock appreciation rights ("SARs") granted to the Named Officers during 1998.

                                                  Percent of Total
                            No. of Shares           Options/SARS
                             Underlying              Granted to
                            Options/SARS              Employees          Exercise or       Expiration
     NAME                     Granted                  in 1998            Base Price          Date
--------------------      ----------------        -----------------     -------------     ------------
Terence E. Hall...........        --                      --                    --                --

James E. Ravannack........        --                      --                    --                --

Kenneth Blanchard.........    25,000(1)                   5 %              $  7.56           1/27/08
                              50,000(1)                  10                   9.25           9/30/08

Charles Funderburg........    25,000(1)                   5                   7.56           1/27/08
                              50,000(1)                  10                   9.25           9/30/08

Robert S. Taylor..........    35,000(1)                   7                   7.56           1/27/08
                              25,000(1)                   5                   9.25           9/30/08

________________
(1)   All options are immediately exercisable.

                   ______________________________________


AGGREGATE OPTION  EXERCISES  DURING  1998  AND OPTION VALUES AT FISCAL YEAR END

   The following table contains information concerning the aggregate option exercises made by the Named Officers during 1998 and the value of outstanding options held by the Named
Officers as of December 31, 1998.


                                                                           Number of
                                                                          Securities                Value of
                                                                          Underlying               Unexercised
                                                                          Unexercised              In-the-Money
                                                                          Options at                Options at
                                                                          Year End (#)            Year End ($)(1)
                                     Shares                            -----------------         -----------------
                                    Acquired            Value           Exercisable/               Exercisable/
                                  on Exercise(#)      Realized          Unexercisable              Unexercisable
                                 ----------------    ----------        -----------------         -----------------

Terence E. Hall..................         --                  --              44,000/0             $    13,807/0

James E. Ravannack...............         --                  --              44,000/0                  13,807/0

Kenneth Blanchard................         --                  --             135,500/0                  10,615/0

Charles Funderburg...............     20,000          $  172,447             120,000/0                       0/0

Robert S. Taylor.................         --                  --             110,000/0                   8,595/0

__________________
(1) Based on the difference between the closing sale price of Superior Common Stock of $2.8438 on December 31, 1998, as reported by the Nasdaq National Market and the exercise price of such options.

                   ______________________________________


DIRECTOR COMPENSATION

   Each director who is not an employee is paid a director's fee of $250 for each Board and committee meeting attended.
Directors are also reimbursed for reasonable expenses incurred in attending such meetings.


ITEM 11. SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table indicates the beneficial ownership, determined in accordance with Rule 13d-3 under the Exchange Act, as of April 15, 1999, of Superior Common Stock for each director, each Named Officer disclosed under the "Summary Compensation Table," each person known by Superior to own more than 5% of the outstanding shares of Superior Common Stock, and for all directors and officers of Superior as a group. Except as otherwise indicated below, all shares indicated as beneficially owned are held with sole voting and investment power.

NAME AND ADDRESS OF               AMOUNT AND NATURE
 BENEFICIAL OWNER                OF BENEFICIAL OWNER      PERCENT OF CLASS
-------------------              -------------------      ----------------
FMR Corp.                           1,542,900(1)                5.4%
82 Devonshire Street
Boston, Massachusetts 02109

Terence E. Hall                     1,588,515(2)                5.5%

Ernest J. Yancey, Jr.               1,618,265(2)(3)             5.6%
131 LaLanne Road
Madisonville, Louisiana  70447

James E. Ravannack                  1,624,515(2)                5.6%

Richard J. Lazes                    1,289,205                   4.5%

Kenneth Blanchard                     210,500(4)                 *

Charles Funderburg                    149,000(5)                 *

Robert S. Taylor                      115,000(6)                 *

Bradford Small                         17,143(7)                 *

Justin L. Sullivan                     10,000                    *

All directors, executive officers   5,003,878(8)               17.1%
   as a group

__________________
 *   Less than 1%.

(1) Based on a Schedule 13G, dated February 1, 1999, filed with the Securities and Exchange Commission. In its
     Schedule 13G, FMR Corp. reported that, through its subsidiary, Fidelity Management & Research Company, sole dispositive power with respect to all 1,542,900 shares as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. FMR Corp. does not have the power to vote the shares.

(2) Includes 44,000 shares of Superior Common Stock that may be acquired upon the exercise of presently exercisable options.

(3)  Includes  24,000  shares  of Superior Common Stock held by
     Mr. Yancey's children, of which Mr. Yancey is deemed to be the beneficial owner, and 1,402,265 held by a limited liability company controlled by Mr. Yancey.

(4) Includes 135,500 shares of Superior Common Stock that may be acquired upon the exercise of presently exercisable options and 48,000 shares held by Mr. Blanchard's children, of which Mr. Blanchard is deemed to be the beneficial owner.

(5) Includes 120,000 shares of Superior Common Stock that may be acquired upon the exercise of presently exercisable options. Also includes 8,000 shares held by Mr. Funderburg's children, of which Mr. Funderburg is deemed to be the beneficial owner.

(6) Includes 110,000 shares of Superior Common Stock that may be acquired upon the exercise of presently exercisable options.

(7) Does not include 41,926 shares of Superior Common Stock held in a trust for the benefit of Mr. Small and his siblings, of which a third party is the sole voting trustee.

(8) Includes 453,500 shares of Superior Common Stock that may be acquired upon the exercise of presently exercisable options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1996, Superior terminated an employment agreement with Kenneth Boothe, who was a director of Superior at that time, and in settlement of the employment agreement, Superior entered into a consulting agreement pursuant to which Superior paid Mr. Boothe $60,000 in 1996 and 1997 agreed to pay him $60,000 in 1998. In 1998, the consulting agreement was terminated and in lieu of these payments, Superior paid Mr. Boothe $60,000 and assigned to Mr. Boothe a note receivable that Superior had fully reserved in prior years.

   Superior   paid   Justin  Sullivan,  a  director,  financial
consulting fees of $10,000 and $13,000 in 1998 and 1997, respectively.

   Superior paid Richard Lazes, a director and employee, approximately $69,000 and $70,000 in 1998 and 1997, respectively, as rent for the headquarters and operating facility used by Superior's wholly-owned subsidiary, Oil Stop. Superior is obligated to make rent payments for these facilities to Mr. Lazes in the amount of $46,000 in 1999 and $24,000 in 2000.


                            SIGNATURES

In  accordance  with  Section  13  or  15(d)  of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 1999.

                            SUPERIOR ENERGY SERVICES, INC.



                            By: /s/ Robert S. Taylor
                                --------------------------
                                 Robert S. Taylor
                                 Chief Financial Officer