Form 10-Q
period 1999-03-31
SUPERIOR ENERGY SERVICES INC
filed 1999-05-17
CIK 886835

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

(MARK ONE)
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
_X_           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                               OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
___           FOR THE TRANSITION PERIOD FROM .........TO........

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


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (504) 362-4321


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ X_ No __

     The number of shares of the Registrant's common stock outstanding on April 30, 1999 was 28,792,523.

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                      March 31, 1999 and December 31,1998
                       (in thousands, except share data)


                                                   3/31/99            12/31/98
                                                  (Unaudited)         (Audited)
                                                --------------      -------------
ASSETS
  Current assets:
     Cash and cash equivalents                  $    1,131          $      737
     Accounts receivable - net                      17,216              22,486
     Inventories                                     3,030               2,972
     Income tax receivable                             -                 2,568
     Other                                           1,928               1,892
                                                 ---------           ---------
        Total current assets                        23,305              30,655


     Property, plant and equipment - net            76,647              76,187
     Goodwill - net                                 24,080              24,302
                                                 ---------           ---------
        Total assets                            $  124,032          $  131,144
                                                ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                           $    3,118          $    5,557
     Accrued expenses                                3,035               6,316
     Income taxes payable                              534                  -
                                                 ---------           ---------
     Total current liabilities                       6,687              11,873
                                                 ---------           ---------

     Deferred income taxes                           8,612               8,612
     Long-term debt                                 25,006              27,955

     Stockholders' equity:
        Preferred stock of $.01 par value.
         Authorized, 5,000,000 shares;
         none issued                                    -                   -
        Common stock of $.001 par value.
         Authorized, 40,000,000 shares;
         issued and outstanding 28,792,523             29                   29

     Additional paid-in capital                     78,794              78,794
     Retained earnings                               7,149               6,126
     Treasury stock, at cost, 474,500 shares        (2,245)             (2,245)
                                                 ---------           ---------
        Total stockholders' equity                  83,727              82,704
                                                 ---------           ---------

        Total liabilities and
                stockholders' equity            $  124,032          $  131,144
                                                ==========          ==========

See accompanying notes to consolidated financial statements




                SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                  Three Months Ended March 31, 1999 and 1998
                     (in thousands,except per share data)
                                  (unaudited)



                                                      1999               1998
                                                ---------------     ------------
Revenues                                        $     18,042        $    22,702
                                                ------------        -----------
     Costs and expenses:
            Costs of services                          7,601              9,562
            Depreciation and amortization              2,142              1,661
            General and administrative                 6,149              5,197
                                                ------------        -----------

            Total costs and expenses                  15,892             16,420
                                                ------------        -----------
     Income from operations                            2,150              6,282
     Other income (expense):
            Interest expense                            (500)              (230)
            Gain on sale of subsidiary                    -               1,176
                                                ------------        -----------
            Income before income taxes                 1,650              7,228
     Provision for income taxes                          627              2,747
                                                ------------        -----------

            Net income                          $      1,023        $     4,481
                                                ============        ===========
     Earnings per share:
            Basic                               $       0.04        $      0.15
                                                ============        ===========
            Diluted                             $       0.04        $      0.15
                                                ============        ===========

     Weighted average common shares used
        in computing earnings per share:
        Basic                                         28,793             29,182
        Incremental common shares
         from stock options                               29                349
                                                ------------        -----------
        Diluted                                       28,822             29,531
                                                ============        ===========

See accompanying notes to consolidated financial statements

                SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1999 and 1998
                                (in thousands)
                                  (unaudited)

                                                        1999               1998
                                                  ---------------     ------------
Cash flows from operating activities:
 Net income                                       $     1,023         $    4,481
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation and amortization                      2,142              1,661
     Gain on sale of subsidiary                            -              (1,176)

     Changes in operating assets
      and liabilities, net of acquisitions:
        Accounts receivable                             5,270                 85
        Inventories                                       (58)               (10)
        Other - net                                       198                163
        Accounts payable                               (2,439)               307
        Accrued expenses                               (3,281)              (381)
        Income taxes payable                            3,102              1,885
                                                  -----------         ----------
                Net cash provided by
                 operating activities                   5,957              7,015
                                                  -----------         ----------

Cash flows from investing activities:
 Payments for purchases of property and equipment      (2,614)           (11,015)
 Additional payment for business acquired                  -                (750)
 Proceeds from sale of subsidiary                          -               4,247
                                                  -----------         ----------
               Net cash used in
                investing activities                   (2,614)            (7,518)
                                                  -----------         ----------

Cash flows from financing activities:
 Notes payable                                         (2,949)               826
 Proceeds from exercise of stock options                   -                  57
                                                  -----------         ----------
               Net cash provided by (used in)
                financing activities                   (2,949)               883
                                                  -----------         ----------
               Net increase in cash                       394                380

Cash and cash equivalents at beginning of period          737              1,902
                                                  -----------         ----------

Cash and cash equivalents at end of period        $     1,131         $    2,282
                                                  ===========         ==========

See accompanying notes to consolidated financial statements










                        SUPERIOR ENERGY SERVICES, INC.
                               AND SUBSIDIARIES

        Notes to Unaudited Condensed Consolidated Financial Statements
                  Three Months Ended March 31, 1999 and 1998

(1)  BASIS OF  PRESENTATION
     ----------------------

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in the Superior Energy Services, Inc. (the Company or Superior) Annual Report on Form 10-KSB for the year ended December 31, 1998 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operation.

The financial information for the three months ended March 31, 1999 and 1998, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the period presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations, which might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

(2) BUSINESS COMBINATIONS
    ---------------------

In 1998, the Company acquired all of the outstanding stock of three companies for an aggregate $3,857,000 cash. Additional cash consideration, if any, will be based upon a multiple of four times the respective acquired company's average EBITDA (earnings before interest, income taxes, depreciation and amortization expense) over a three year period from the date of acquisition, less certain adjustments. In no event, will the aggregate additional consideration exceed $50,143,000. If the overall current industry activity levels continue, the additional consideration would be materially less than the maximum consideration. The additional consideration is not reflected in the respective company's purchase price. The contingent consideration, if paid, will be capitalized as additional purchase price. Each of the acquisitions were accounted for as a purchase and the results of operations of the acquired companies have been included from their respective acquisition dates. In the first quarter of 1998, the Company sold Baytron, Inc. for a gain of approximately $1.2 million.

The following unaudited pro forma information for the three months ended March 31, 1998, presents a summary of consolidated results of operations as if the acquisitions and the sale of the subsidiary made in 1998 had occurred on January 1, 1998 with pro forma adjustments to give effect to amortization of goodwill, depreciation and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):

                THREE MONTHS
Revenues                          $  26,411
                                  =========
Net income                        $   4,560
                                  =========
Basic earnings per share          $    0.16
                                  =========
Diluted earnings per share        $    0.15
                                  =========

The above pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisitions been effected on January 1, 1998.

(3) SEGMENT INFORMATION
    -------------------

In 1998, the Company adopted Statement of Financial Accounting Standard (FAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's reportable segments are grouped by products and services as follows: rental tools, well services and other. Each segment offers unique products and services within the oilfield services industry. Rental tools segment sells and rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. Well services segment provides plug and abandonment services, electric and mechanical wireline services and tank cleaning. The other segment manufactures and sells computerized electronic and pressure control equipment for the oil and gas industry, and manufactures, sells and rents oil spill containment equipment. All the segments operate primarily in the gulf coast region.

Summarized financial information concerning the Company's segments for the three months ended March 31, 1999 and 1998 is shown in the following tables (in thousands):

1999                           Rental            Well                                  Unallocated   Consolidated
----                           Tools          Services        Other         Total         Amount         Total
                           --------------------------------------------------------------------------------------
Revenues                   $   13,077      $   4,642       $    323      $  18,042     $     -       $     18,042
Costs of services               4,527          2,844            230          7,601           -              7,601
Depreciation and
    amortization                1,803            294             45          2,142           -              2,142
General and
    administrative              4,326          1,493            330          6,149           -              6,149
Operating income                2,421             11           (282)         2,150           -              2,150
Interest                           -              -              -              -           500               500
                           --------------------------------------------------------------------------------------
Income before income taxes $    2,421      $      11       $   (282)     $   2,150     $   (500)     $      1,650
                           ======================================================================================


1998                           Rental            Well                                  Unallocated   Consolidated
----                           Tools          Services        Other         Total         Amount         Total
                           --------------------------------------------------------------------------------------
Revenues                   $   13,691      $   7,602       $  1,409      $  22,702     $     -             22,702
Costs of services               4,734          4,393            435          9,562           -              9,562
Depreciation and
     amortization               1,294            217            150          1,661           -              1,661
General and administrative      3,484          1,036            677          5,197           -              5,197
Operating income                4,179          1,956            147          6,282           -              6,282
Interest                           -              -              -              -           230               230
Gain on sale of subsidiary         -              -           1,176           1,176          -              1,176
                           --------------------------------------------------------------------------------------
Income before income taxes $    4,179          1,956          1,323           7,458        (230)            7,228
                           ======================================================================================

(4) COMMITMENTS AND CONTINGENCIES
    -----------------------------

From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.


(5) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
    ------------------------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Earlier application of the provisions of the Statement is encouraged and is permitted as of the beginning of any fiscal quarter that begins after the issuance of the Statement. Due to the fact that the Company does not currently use derivative instruments, adoption of the Statement will not have a material effect on Superior's results of operations, financial position, or liquidity.


(5) SUBSEQUENT EVENT
    ----------------

On April 20, 1999, Superior entered into a definitive agreement (Merger Agreement) to merge a wholly-owned Superior subsidiary with and into Cardinal Holding Corporation (Cardinal) in a stock transaction, pursuant to which Cardinal would become a wholly-owned subsidiary of Superior. The terms of the Merger Agreement provide that, at the time of the merger, all of the outstanding shares of Cardinal capital stock will be converted into the right to receive in the aggregate a number of shares of Superior Common Stock equal to 51% of the then outstanding Superior Common Stock after giving effect to such issuance, calculated on a fully diluted basis. The number of shares of Superior Common Stock that will be issued upon consummation of the merger will be calculated based on the number of shares of Superior Common Stock that will be used by Superior to calculate its fully diluted earnings per share in accordance with generally accepted accounting principles for its fiscal quarter ending June 30, 1999.

The Merger Agreement contains certain terms and conditions to the merger. Prior to the consummation of the merger, Superior must obtain a new credit facility, containing usual and customary covenants, mutually agreed upon by Superior and Cardinal, in a principal amount that will produce proceeds sufficient to repay or refinance certain existing indebtedness of both Cardinal and Superior. The merger is also conditioned upon Cardinal's completion of a private placement of $45 million of equity to the current holders of Cardinal capital stock or other institutional investors, the net proceeds of which will be used to reduce Cardinal's indebtedness upon consummation of the merger, and the merger is subject to other usual and customary conditions, including stockholder approval. Assuming all the conditions are met, the merger is scheduled to close in the first half of the third quarter of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATION
         --------------------


OVERVIEW
--------

The demand for Superior's rental tools and well services is primarily a function of the oil and gas exploration and workover activity in the Gulf of Mexico and along the gulf coast. The level of oilfield activity is affected in turn by the willingness of oil and gas companies to make capital expenditures for the exploration, development and production of oil and natural gas, and the levels of such capital expenditures are influenced by oil and gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of leases in the United States, the discovery rate of new oil and gas reserves, local and international political and economic conditions and the ability of oil and gas companies to generate capital. Demand for Superior's plug and abandonment services is primarily a function of the number of offshore producing wells that have ceased to be commercially productive, increased environmental awareness and the desire of oil and gas companies to minimize abandonment liabilities.

The oilfield services industry experienced a significant decline in activity in the last half of 1998 which has continued into the first quarter of 1999. Superior's rental tool business has been impacted, but not as much as many other areas of the oilfield service industry because it is primarily concentrated on workover activity and deep water drilling projects which have not been affected as much as other areas of the industry. Superior's well services segment has been adversely affected as some major and independent oil and gas companies have elected to defer making these expenditures. However, as a result of these deferrals and increased depletion rates, the backlog of wells requiring plug and abandonment continues to increase. Should the decline in overall industry activity levels continue, it could have a material adverse effect on Superior's financial condition and results of operations.




COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1999
-----------------------------------------------------------------------------
                                    AND 1998
                                    --------

The Company's revenues were $18 million for the quarter ended March 31, 1999 as compared to $22.7 million for the same period in 1998. In the first quarter of 1999, the Company continued to be affected by the downturn in industry activity, which began in the last half of 1998. The decline in revenue is primarily attributable to the well services segment since it is more susceptible to the major and independent oil and gas companies' deferment of discretionary spending. The rental tools segment's revenue has not been as adversely affected by industry conditions as a result of its focus on workover, remediation and deep water drilling activity. Although the Company's revenues declined in the first quarter of 1999 compared to the same period in 1998, the Company's gross margin remained constant at 58% for both quarters.

Depreciation and amortization increased 29%, to $2.1 million, for the three months ended March 31, 1999 from $1.7 million for the three months ended March 31, 1998. Most of the increase resulted from the larger asset base that has resulted from the Company's 1998 acquisitions and capital expenditures. General and administrative expenses increased 18%, to $6.1 million, for the first quarter of 1999 as compared to $5.2 million for the same period of 1998. The increase is the result of the 1998 acquisitions completed during the second and third quarters in 1998.

Net income for the quarter ended March 31, 1999 decreased 77.2% to $1 million as compared to $4.5 million for the comparable period last year. While the $1.2 million gain on the sale of subsidiary increased the net income in the first quarter of 1998, the Company's results for the first quarter of 1999 reflected the impact of the economic slowdown in the oil and gas industry and customers' decisions to limit or defer investments in exploration, drilling, production and plug and abandonment services.


CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

For the three months ended March 31, 1999, the Company had net income of $1 million and net cash provided by operating activities of $6 million, compared to $4.5 million and $7 million, respectively, for the same period in 1998. The Company's EBITDA decreased to $4.3 million, as compared to $7.9 million, exclusive of the gain on sale of a subsidiary, for the same period in 1998. The decrease in net income, cash flow and EBITDA was primarily the result of the significant decline in overall industry activity in the last half of 1998 which has continued into the first quarter of 1999.

The Company maintains a bank credit facility which provides for a revolving line of credit up to $45 million, matures on April 30, 2000, and bears interest at an annual rate of LIBOR plus a margin that depends on the Company's debt coverage ratio (currently 6.76% per annum). As of April 30, 1999, there was $24.5 million outstanding under the bank credit facility. Borrowings under the bank credit facility are available for acquisitions, working capital, letters of credit and general corporate purposes. Indebtedness under the bank credit facility is guaranteed by the Company's subsidiaries, collateralized by substantially all of the assets of the Company and its subsidiaries, and a pledge of all the common stock of the Company's subsidiaries. Pursuant to the bank credit facility, the Company has also agreed to maintain certain financial ratios. The bank credit facility also imposes certain limitations on the ability of the Company to make capital expenditures, pay dividends or other distributions to shareholders, make acquisitions or incur indebtedness outside of the bank credit facility.

In the first three months of 1999, the Company made capital expenditures of $2.6 million primarily for additional rental equipment. Management currently believes that the Company will make additional capital expenditures, excluding acquisitions, of approximately $5 to $7 million in 1999 primarily to further expand its rental tool inventory. The Company believes that cash generated from operations and availability under the bank credit facility will provide sufficient funds for the Company's identified capital projects and working capital requirements. However, part of the Company's strategy involves the acquisition of companies that have products and services complementary to the Company's existing base of operations. Depending on the size of any future acquisitions, the Company may require additional equity financing and debt financing possibly in excess of the Company's bank credit facility.

On April 20, 1999, Superior entered into a definitive agreement (Merger Agreement) to merge a wholly-owned Superior subsidiary with and into Cardinal Holding Corporation (Cardinal) in a stock transaction, pursuant to which Cardinal would become a wholly-owned subsidiary of Superior. The terms of the Merger Agreement provide that, at the time of the merger, all of the outstanding shares of Cardinal capital stock will be converted into the right to receive in the aggregate a number of shares of Superior Common Stock equal to 51% of the then outstanding Superior Common Stock after giving effect to such issuance, calculated on a fully diluted basis. The number of shares of Superior Common Stock that will be issued upon consummation of the merger will be calculated based on the number of shares of Superior Common Stock that will be used by Superior to calculate its fully diluted earnings per share in accordance with generally accepted accounting principles for its fiscal quarter ending June 30, 1999.

The Merger Agreement contains certain terms and conditions to the merger. Prior to the consummation of the merger, Superior must obtain a new credit facility, containing usual and customary covenants, mutually agreed upon by Superior and Cardinal, in a principal amount that will produce proceeds sufficient to repay or refinance certain existing indebtedness of both Cardinal and Superior. The merger is also conditioned upon Cardinal's completion of a private placement of $45 million of equity to the current holders of Cardinal capital stock or other institutional investors, the net proceeds of which will be used to reduce Cardinal's indebtedness upon consummation of the merger, and the merger is subject to other usual and customary conditions, including stockholder approval. Assuming all the conditions are met, the merger is scheduled to close in the first half of the third quarter of 1999.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earning or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Earlier application of the provisions of the Statement is encouraged and is permitted as of the beginning of any fiscal quarter that begins after the issuance of the Statement. Due to the fact that the Company does not currently use derivative instruments, adoption of the Statement will not have a material effect on Superior's results of operations, financial position, or liquidity.


YEAR 2000
---------

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

The Company is in the process of analyzing and evaluating the operational problems and costs that would be reasonably likely to result from the failure by the Company or certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company is in the process of evaluating all the material information technology ("IT") and non-IT systems that it uses directly in its operations. The Company presently believes that the year 2000 issue will not pose significant operational problems for the Company's computer systems. However, if all significant Year 2000 issues are not properly identified, or assessment, remediation and testing of its systems are not effected timely, the Year 2000 issue could potentially have an adverse impact on the Company's operations and financial condition. Among other things, the Company could be impacted by the inability of its customers to accurately and timely pay invoices, the Company's inability to access necessary capital from lenders or other sources when required, and the inability of the Company's significant suppliers, subcontractors and others to provide the necessary materials, services or systems required to operate the Company's business.

The Company believes that it will be able to implement successfully the changes necessary to address the Year 2000 issues with reliance on its third party vendors and does not expect the cost of such changes to have a material impact on the Company's financial position, results of operations or cash flows in future periods.


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)     The following exhibit is filed with this Form 10-Q

        2.1 Certificate of Incorporation (Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996)
        2.2 Bylaws (Incorporated by reference to the Company's Form SB-2 (Registration Statement No. 333-15987))
        27.1    Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.






                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SUPERIOR ENERGY SERVICES, INC.



Date:  MAY 14, 1999                     BY: /S/ TERENCE E. HALL
                                            ---------------------------
                                            Terence E. Hall
                                            Chairman of the Board,
                                            Chief Executive Officer
                                            and President
                                            (Principal Executive Officer)



Date:  MAY 14, 1999                     BY: /S/ ROBERT S. TAYLOR
                                           ---------------------------
                                            Robert S. Taylor
                                            Chief Financial Officer
                                            (Principal Financial
                                            and Accounting Officer)