Form 10-Q/A
period 1999-03-31
SUPERIOR ENERGY SERVICES INC
filed 1999-06-18
CIK 886835

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q/A

(Mark One)
   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                     or

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


===============================================================================

 PART 1.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998

The Company's revenues were $18 million for the quarter ended March 31, 1999 as compared to $22.7 million for the same period in 1998. In the first quarter of 1999, the Company continued to be affected by the downturn in the industry activity, which began in the last half of 1998. The decline in revenue is primarily attributable to the well services segment since it is more susceptible to the major and independent oil and gas companies' deferment of discretionary spending. The rental tools segment's revenue has not been as adversely affected by industry conditions as a result of its focus on workover, remediation and deep water drilling activity. Although the Company's revenues declined in the first quarter of 1999 compared to the same period in 1998, the Company's gross margin remained constant at 58% for both quarters.

Depreciation and amortization increased 29%, to $2.1 million for the three months ended March 31, 1999 from $1.7 million for the three months ended March 31, 1998. Most of the increase resulted from the larger asset base that has resulted from the Company's 1998 acquisitions and capital expenditures. General and administrative expenses increased 18%, to $6.1 million for the first quarter of 1999 as compared to $5.2 million for the same period of 1998. The increase is the result of the 1998 acquisitions completed during the second and third quarters in 1998.

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

On April 20, 1999, Superior entered into a definitive agreement (Merger Agreement) to merge a wholly-owned Superior subsidiary with and into Cardinal Holding Corporation (Cardinal) in a stock transaction, pursuant to which Cardinal would become a wholly-owned subsidiary of Superior. The terms of the Merger Agreement provide that, at the time of the merger, all of the outstanding shares of Cardinal capital stock will be converted into the right to receive in the aggregate a number of shares of Superior Common Stock equal to 51% of the then outstanding Superior Common Stock after giving effect to such issuance, calculated on a fully diluted basis. The number of shares of Superior Common Stock that will be issued upon consummation of the merger will be calculated based on the number of shares of Superior Common Stock that will be used by Superior to calculate its fully diluted earnings per share in accordance with Generally Accepted Accounting Standards for its fiscal quarter ending June 30, 1999.

The Merger Agreement contains certain terms and conditions to the merger. Prior to the consummation of the merger, Superior must obtain a new credit facility, containing usual and customary covenants, mutually agreed upon by Superior and Cardinal, in a principal amount that will produce proceeds sufficient to repay or refinance certain existing indebtedness of both Cardinal and Superior. The merger is also conditioned upon Cardinal's completion of a private placement of $45 million of equity to the current holders of Cardinal capital stock or other institutional investors, the net proceeds of which will be used to reduce
Cardinal's indebtedness upon consummation of the merger, and the merger is subject to other usual and customary conditions, including stockholder approval. Assuming all the conditions are met, the merger is scheduled to close in the third quarter of 1999.

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



The Company makes use of computers in its processing of accounting, financial, administrative, and management information. Additionally, the Company uses computers as a tool for its employees to communicate among themselves and with other persons outside the organization. The Company has identified its key vendors, alternate vendors and key customers, and will contact the identified group through questionnaires in early July to assess their efforts and progress with Year 2000 issues. The Company is currently evaluating its non-information technology equipment and any remedial action and/or contingency plan, and it anticipates completion of its evaluations by August 31, 1999.




The Company is in the process of analyzing and evaluating the operational problems and costs that would be reasonably likely to result from the failure by the Company or certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. The Company is in the process of evaluating all the material information technology ("IT") and non-IT systems that it uses directly in its operations. The Company presently believes that the year 2000 issue will not pose significant operational problems for the Company's computer systems. However, if all significant Year 2000 issues are not properly identified, or assessment, remediation and testing of its systems are not effected timely, the Year 2000 issue could potentially have an adverse impact on the Company's operations and financial condition. The Company believes that the most reasonably likely worst-case scenario would be that the Company would revert to the use of manual accounting records for billings, payments and collections. In addition, the inability of principal suppliers and major customers to be Year 2000 compliant could result in delays in deliveries from those suppliers and collections of accounts receivable.



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


                                          SUPERIOR ENERGY SERVICES, INC.


Date:  June 18, 1999                      By: /s/ Robert S. Taylor
                                                  Robert S. Taylor
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)