Form 10-Q
period 1999-06-30
SUPERIOR ENERGY SERVICES INC
filed 1999-08-16
CIK 886835

===============================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

(MARK ONE)
    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The number of shares of the Registrant's common stock outstanding on July 31, 1999 was 59,089,891.

        ===============================================================

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                      June 30, 1999 and December 31,1998
                       (in thousands, except share data)


                                          6/30/99            12/31/98
                                        (UNAUDITED)          (AUDITED)
                                        ------------------------------

ASSETS
Current assets:
  Cash and cash equivalents             $   2,082           $     737
  Accounts receivable - net                17,075              22,486
  Inventories                               3,088               2,972
  Income tax receivable                         -               2,568
  Other                                     2,298               1,892
                                        ---------           ---------

        Total current assets               24,543              30,655

Property, plant and equipment - net        77,547              76,187
Goodwill - net                             23,859              24,302
                                        ---------           ---------

        Total assets                    $ 125,949           $ 131,144
                                        =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $   3,310           $   5,557
  Accrued expenses                          3,767               6,316
  Income taxes payable                      1,458                   -
                                        ---------           ---------


        Total current liabilities           8,535              11,873
                                        ---------           ---------

Deferred income taxes                       8,612               8,612
Long-term debt                             23,612              27,955

Stockholders' equity:
  Preferred stock of $.01 par value.
   Authorized, 5,000,000 shares;
   none issued                                  -                   -
  Common stock of $.001 par value.
   Authorized, 40,000,000 shares;
   issued and outstanding 28,849,523           29                  29
  Additional paid-in capital               78,935              78,794
  Retained earnings                         8,471               6,126
  Treasury stock, at cost, 474,500
   shares                                  (2,245)             (2,245)
                                        ---------           ---------

        Total stockholders' equity         85,190              82,704
                                        ---------           ---------

        Total liabilities and
         stockholders' equity           $ 125,949           $ 131,144
                                        =========           =========

See accompanying notes to consolidated financial statements




                SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
               Three and Six Months Ended June 30, 1999 and 1998
                     (in thousands, except per share data)
                                  (unaudited)



                                                   Three Months                                    Six Months
                                             1999                 1998                      1999                 1998
                                           --------             --------                  --------             --------

Revenues                                  $ 18,644             $ 24,311                  $ 36,686             $ 47,013
                                          --------             --------                  --------             --------

Costs and expenses:
  Cost of services                           7,404               11,494                    15,005               21,056
  Depreciation and amortization              2,144                1,856                     4,286                3,517
  General and administrative                 6,508                5,084                    12,657               10,281
                                          --------             --------                  --------             --------
          Total costs and expenses          16,056               18,434                    31,948               34,854
                                          --------             --------                  --------             --------

Income from operations                       2,588                5,877                     4,738               12,159

Other income (expense):
  Interest expense                            (456)                (369)                     (956)                (599)
  Gain on sale of subsidiary                     -                    -                         -                1,176
                                          --------             --------                  --------             --------

       Income before income taxes            2,132                5,508                     3,782               12,736

Provision for income taxes                     810                2,093                     1,437                4,840
                                          --------             --------                  --------             --------

Net income                                $  1,322             $  3,415                  $  2,345             $  7,896
                                          ========             ========                  ========             ========

Earnings per share:
   Basic                                  $   0.05             $   0.12                  $   0.08             $   0.27
                                          ========             ========                  ========             ========
   Diluted                                $   0.05             $   0.12                  $   0.08             $   0.27
                                          ========             ========                  ========             ========

Weighted average common shares used in
computing earnings per share:
   Basic                                    28,821               29,248                    28,807               29,215

   Incremental common shares
    from stock options                         233                  319                       115                  314
                                          --------             --------                  --------             --------
   Diluted                                  29,054               29,567                    28,922               29,529
                                          ========             ========                  ========             ========

                SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statements of Cash Flows
                       Six Months Ended June 30, 1999 and 1998
                                   (in thousands)
                                     (unaudited)

                                                             1999                1998
                                                           --------            --------
Cash flows from operating activities:
  Net income                                              $   2,345           $   7,896
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                             4,286               3,517
    Gain on sale of subsidiary                                    -              (1,176)
    Changes in operating assets and liabilities,
     net of acquisitions:
      Accounts receivable                                     5,411                 510
      Inventories                                              (116)               (720)
      Other - net                                               (58)                (69)
      Accounts payable                                       (2,247)               (533)
      Accrued expenses                                       (2,549)                (30)
      Income taxes payable                                    4,026                  56
                                                          ---------           ---------
      Net cash provided by operating activities              11,098               9,451
                                                          ---------           ---------

Cash flows from investing activities:
  Payments for purchases of property and equipment           (5,551)            (17,132)
  Acquisitions of businesses, net of cash acquired                -              (2,610)
  Additional payment for business acquired                        -                (750)
  Proceeds from sale of subsidiary                                -               4,247
                                                          ---------           ---------

      Net cash used in investing activities                  (5,551)            (16,245)
                                                          ---------           ---------

Cash flows from financing activities:
  Notes payable                                              (4,343)              7,180
  Proceeds from exercise of stock options                       141                 178
  Purchase of common stock for treasury                           -                (612)
                                                          ---------           ---------

      Net cash provided by (used in) financing
       activities                                            (4,202)              6,746
                                                          ---------           ---------

      Net increase (decrease) in cash                         1,345                 (48)

Cash and cash equivalents at beginning of period                737               1,902
                                                          ---------           ---------

Cash and cash equivalents at end of period                $   2,082           $   1,854
                                                          =========           =========

See accompanying notes to consolidated financial statements


                        SUPERIOR ENERGY SERVICES, INC.
                               AND SUBSIDIARIES

        Notes to Unaudited Condensed Consolidated Financial Statements
                    Six Months Ended June 30, 1999 and 1998

(1)  BASIS OF  PRESENTATION

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in the Superior Energy Services, Inc. (the Company) Annual Report on Form 10-KSB for the year ended December 31, 1998 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operation.

The financial information for the six months ended June 30, 1999 and 1998, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the period presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations, which might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

(2) BUSINESS COMBINATIONS

In 1998, the Company acquired all of the outstanding stock of three companies for an aggregate $3,857,000 cash. Additional cash consideration, if any, will be based upon a multiple of four times the respective acquired company's average EBITDA (earnings before interest, income taxes, depreciation and amortization expense) over a three year period from the date of acquisition, less certain adjustments. In no event, will the maximum aggregate additional consideration exceed $50,143,000. If the overall current industry activity levels continue, the additional consideration actually paid will be materially less than the maximum consideration. The additional consideration is not reflected in the respective company's purchase price. The additional consideration, if paid, will be capitalized as additional purchase price. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies have been included from their respective acquisition dates. In the first quarter of 1998, the Company sold Baytron, Inc. for a gain of approximately $1.2 million.

The following unaudited pro forma information for the three and six months ended June 30, 1998, presents a summary of consolidated results of operations as if the acquisitions and the sale of the subsidiary made in 1998 had occurred on January 1, 1998 with pro forma adjustments to give effect to amortization of goodwill, depreciation and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):

                                 Three Months     Six Months
                                --------------   ------------

Revenues                           $27,496          $53,908
                                   =======          =======

Net income                         $ 3,177          $ 7,774
                                   =======          =======

Basic earnings per share           $  0.11          $  0.27
                                   =======          =======

Diluted earnings per share         $  0.11          $  0.26
                                   =======          =======

The above pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisitions been effected on January 1, 1998.

(3) SEGMENT INFORMATION

In 1998, the Company adopted Statement of Financial Accounting Standard (FAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company's reportable segments are grouped by products and services as follows: rental tools, well services and other. Each segment offers products and services within the oilfield services industry. The rental tools segment sells and rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The well services segment provides plug and abandonment services, electric and mechanical wireline services and tank cleaning. The other segment manufactures and sells computerized electronic and pressure control equipment and manufactures, sells and rents oil spill containment equipment. All the segments operate primarily in the gulf coast region.

Summarized financial information concerning the Company's segments for the three and six months ended June 30, 1999 and 1998 is shown in the following tables (in thousands):

THREE MONTHS ENDED JUNE 30, 1999

                                     Rental            Well                                     Unallocated   Consolidated
                                     Tools           Services          Other          Total        Amount        Total
                              ---------------------------------------------------------------------------------------------
Revenues                      $      13,020       $   5,294       $     330       $  18,644       $     -       $ 18,644
Cost of services                      4,076           3,146             182           7,404             -          7,404
Depreciation and amortization         1,819             279              46           2,144             -          2,144
General and administrative            4,381           1,778             349           6,508             -          6,508
Operating income                      2,744              91            (247)          2,588             -          2,588
Interest                                  -               -               -               -           456            456
                              ---------------------------------------------------------------------------------------------
Income before income taxes    $       2,744       $      91       $   (247)       $   2,588       $  (456)      $  2,132
                              =============================================================================================


THREE MONTHS ENDED JUNE 30, 1998

                                     Rental            Well                                     Unallocated   Consolidated
                                     Tools           Services          Other          Total        Amount        Total
                              ---------------------------------------------------------------------------------------------
Revenues                      $      14,866       $   7,693       $   1,752       $  24,311       $     -       $   24,311
Cost of services                      5,314           5,394             786          11,494             -           11,494
Depreciation and amortization         1,551             208              97           1,856             -            1,856
General and administrative            3,407           1,345             332           5,084             -            5,084
Operating income                      4,594             746             537           5,877             -            5,877
Interest                                  -               -               -               -           369              369
                              ---------------------------------------------------------------------------------------------
Income before income taxes    $       4,594       $     746       $     537       $   5,877       $  (369)      $    5,508
                              =============================================================================================



SIX MONTHS ENDED JUNE 30, 1999

                                     Rental            Well                                     Unallocated   Consolidated
                                     Tools           Services          Other          Total        Amount        Total
                              ---------------------------------------------------------------------------------------------
Revenues                      $      26,097       $   9,936       $     653       $  36,686       $     -       $   36,686
Cost  of services                     8,603           5,990             412          15,005             -           15,005
Depreciation and amortization         3,622             573              91           4,286             -            4,286
General and administrative            8,707           3,271             679          12,657             -           12,657
Operating income                      5,165             102           (529)           4,738             -            4,738
Interest                                  -               -               -               -           956              956
                              ---------------------------------------------------------------------------------------------
Income before income taxes    $       5,165       $     102       $   (529)       $   4,738       $  (956)      $    3,782
                              =============================================================================================


SIX MONTHS ENDED JUNE 30, 1998

                                     Rental            Well                                     Unallocated   Consolidated
                                     Tools           Services          Other          Total        Amount        Total
                              ---------------------------------------------------------------------------------------------
Revenues                      $      28,557       $  15,295       $   3,161       $  47,013       $     -       $   47,013
Cost of services                     10,048           9,787           1,221          21,056             -           21,056
Depreciation and amortization         2,845             425             247           3,517             -            3,517
General and administrative            6,891           2,381           1,009          10,281             -           10,281
Operating income                      8,773           2,702             684          12,159             -           12,159
Interest                                  -               -               -               -           599              599
Gain on sale of subsidiary                -               -           1,176           1,176             -            1,176
                              ---------------------------------------------------------------------------------------------
Income before income taxes    $       8,773       $   2,702       $   1,860       $  13,335       $  (599)      $   12,736
                              =============================================================================================


(4) COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(5) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Earlier application of the provisions of the Statement is encouraged and is permitted as of the beginning of any fiscal quarter that begins after the issuance of the Statement. Due to the fact that the Company does not currently use derivative instruments, adoption of the Statement will not have a material effect on the Company's results of operations, financial position, or liquidity.

(6) SUBSEQUENT EVENTS

On July 15, 1999, the Company acquired all of the outstanding capital stock of Cardinal Holding Corp. ("Cardinal") from the stockholders of Cardinal in exchange for an aggregate of 30,239,568 shares of the Company's common stock. The acquisition was effected through the merger of a wholly-owned subsidiary of the Company, formed for this purpose, with and into Cardinal (the "Merger"), with the effect that Cardinal has become a wholly-owned subsidiary of the Company. For accounting purposes, the Merger will be treated in future reporting periods as if Cardinal was the acquiror (a reverse acquisition) of the Company using the purchase method of accounting.

On July 15, 1999, the Company entered into a $152 million term loan and revolving credit facility with General Electric Capital Corporation (GECC) as the administrative agent and lender. The credit facility was implemented concurrently with closing of the Merger and term loans were incurred to refinance Cardinal's and the Company's then outstanding indebtedness, provide a $20 million working capital facility and $22 million of borrowings that may be used to fund the additional consideration that may be payable as a result of the Company's prior acquisitions. The term loans require quarterly principal installments commencing December 31 in the amount of $500,000 and then increasing by up to an aggregate $1 million a year until 2006 when $84 million will be due and payable. The term loan and revolving credit facility bears interest at a eurocurrency rate plus margins that depend on the Company's leverage ratio. As of July 31, 1999, the interest rate on the revolving credit facility was 9.25% per annum and the weighted average interest rate of the outstanding term loans was 9.91% per annum. As of August 9, 1999, the amount outstanding under the credit facility was $113.2 million. Indebtedness under the credit facility is secured by substantially all of the assets of the
Company and its subsidiaries and a pledge of all the common stock of the Company's subsidiaries. Pursuant to the credit facility, the Company has also agreed to maintain certain debt coverage and leverage ratios. The credit facility also imposes certain limitations on the ability of the Company and its subsidiaries to make capital expenditures, make dividends or other distributions, make acquisitions, make changes to the capital structure, create liens or incur indebtedness.

Effective as of July 1, 1999, the Company transferred to the former owners all of the capital stock of two companies acquired as part of an acquisition in June 1998. The purchase price was paid by delivery of a promissory note secured  by  all  of  the  stock  and assets of the companies sold and  limited shareholder guarantees. As part of the transaction, the purchasers were granted the right to resell the capital stock of the two companies to the Company in 2002 subject to certain terms and conditions. There was no gain or loss associated with this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The demand for the Company's rental tools and well services is primarily a function of the oil and gas exploration and workover activity in the Gulf of Mexico and along the gulf coast. The level of oilfield activity is affected in turn by the willingness of oil and gas companies to make capital expenditures for the exploration, development and production of oil and natural gas, and the levels of such capital expenditures are influenced by oil and gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of leases in the United States, the discovery rate of new oil and gas reserves, local and international political and economic conditions and the ability of oil and gas companies to generate capital. Demand for the Company's plug and abandonment services is primarily a function of the number of offshore producing wells that have ceased to be commercially productive, increased environmental awareness and the desire of oil and gas companies to minimize abandonment liabilities.

The oilfield services industry experienced a significant decline in activity in the last half of 1998 which has continued into the first half of 1999. The Company's rental tool business has been impacted, but not as much as many other areas of the oilfield service industry because it is primarily concentrated on workover activity and deep water drilling projects which have not been affected as much as other areas of the industry. The Company's well services segment has been adversely affected as some major and independent oil and gas companies have elected to defer making these expenditures. However, as a result of these deferrals and increased depletion rates, the backlog of wells requiring plug and abandonment continues to increase. Should the decline in overall industry activity levels continue, it could have a material adverse effect on the Company's financial condition and results of operations.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998

The Company's revenues were $18.6 million for the quarter ended June 30, 1999 as compared to $24.3 million for the same period in 1998. In the second quarter of 1999, the Company continued to be affected by the downturn in the industry activity, which began in the last half of 1998. The decline in revenue is apparent in all of the segments. Although the Company's revenues declined in the second quarter of 1999 compared to the same period in 1998, the Company's gross margin increased to 60.3% for the three months ended June 30, 1999 from 52.7% for the same period in 1998. The increased gross margin is a result of the rental tool segment's revenue comprising 70% of the Company's total revenue for the second quarter of 1999 compared to 61% in the same period of 1998. The rental tool segment continues to contribute the strongest gross margin of all of the segments.

Depreciation and amortization increased 15.5%, to $2.1 million for the three months ended June 30, 1999 from $1.9 million for the three months ended June 30, 1998. Most of the increase resulted from the larger asset base that has resulted from the Company's 1998 acquisitions and capital expenditures. General and administrative expenses increased 28%, to $6.5 million for the second quarter of 1999 as compared to $5.1 million for the same period of 1998. The increase is the result of the 1998 acquisitions completed during the second and third quarters in 1998.

Net income for the quarter ended June 30, 1999 decreased 61.3% to $1.3 million as compared to $3.4 million for the comparable period last year. The Company's results for the second quarter of 1999 reflected the impact of the economic slowdown in the oil and gas industry and customers' decisions to limit or defer investments in exploration, drilling, production and plug and abandonment services.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

The Company's revenues were $36.7 million for the six months ended June 30, 1999 as compared to $47 million for the same period in 1998. In the first half of 1999, the Company continued to be affected by the downturn in the industry activity, which began in the last half of 1998. The rental tools segment's revenue has not been as adversely affected by industry conditions as a result of its focus on workover, remediation and deep water drilling activity. Although the Company's revenues declined in the first half of 1999 compared to the same period in 1998, the Company's gross margin increased to 59.1% for the six months ended June 30, 1999 from 55.2% for the same period in 1998.

Depreciation and amortization increased 21.9%, to $4.3 million for the six months ended June 30, 1999 from $3.5 million for the six months ended June 30, 1998. Most of the increase resulted from the larger asset base that has resulted from the Company's 1998 acquisitions and capital expenditures. General and administrative expenses increased 23.1%, to $12.7 million for the first half of 1999 as compared to $10.3 million for the same period of 1998. The increase is the result of the 1998 acquisitions completed during the second and third quarters in 1998.

Net income for the six months ended June 30, 1999 decreased 70.3% to $2.3 million as compared to $7.9 million for the comparable period last year. While the $1.2 million gain on the sale of subsidiary increased the net income in the first half of 1998, the Company's results for the first half of 1999 reflected the impact of the economic slowdown in the oil and gas industry and customers' decisions to limit or defer investments in exploration, drilling, production and plug and abandonment services.

CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 1999, the Company had net income of $2.3 million and net cash provided by operating activities of $11.1 million, compared to $7.9 million and $9.5 million, respectively, for the same period in 1998. The Company's EBITDA decreased to $9 million, as compared to $15.7 million, exclusive of the gain on sale of a subsidiary, for the same period in 1998. The decrease in net income and EBITDA was primarily the result of the significant decline in overall industry activity in the last half of 1998 which has continued into the first half of 1999.

On July 15, 1999, the Company acquired all of the outstanding capital stock of Cardinal Holding Corp. ("Cardinal") from the stockholders of Cardinal in exchange for an aggregate of 30,239,568 shares of the Company's common stock. The acquisition was effected through the merger of a wholly-owned subsidiary of the Company, formed for this purpose, with and into Cardinal (the "Merger"), with the effect that Cardinal has become a wholly-owned subsidiary of the Company. For accounting purposes, the Merger will be treated in the future reporting periods as if Cardinal was the acquiror (a reverse acquisition) of the Company using the purchase method of accounting.

On July 15, 1999, the Company entered into a $152 million term loan and revolving credit facility with General Electric Capital Corporation (GECC) as the administrative agent and lender. The credit facility was implemented concurrently with closing of the Merger and term loans were incurred to refinance Cardinal's and the Company's then outstanding indebtedness, provide a $20 million working capital facility and $22 million of borrowings that may be used to fund the additional consideration that may be payable as a result of the Company's prior acquisitions. The term loans require quarterly principal installments commencing December 31 in the amount of $500,000 and then increasing by up to an aggregate $1 million a year until 2006 when $84 million will be due and payable. The term loan and revolving credit facility bears interest at a eurocurrency rate plus margins that depend on the Company's leverage ratio. As of July 31, 1999, the interest rate on the revolving credit facility was 9.25% per annum and the weighted average interest rate of the outstanding term loans was 9.91% per annum. As of August 9, 1999, the amount outstanding under the credit facility was $113.2 million. Indebtedness under the credit facility is secured by substantially all of the assets of the
Company and its subsidiaries and a pledge of all the common stock of the Company's subsidiaries. Pursuant to the credit facility, the Company has also agreed to maintain certain debt coverage and leverage ratios. The credit facility also imposes certain limitations on the ability of the Company and its subsidiaries to make capital expenditures, make dividends or other distributions, make acquisitions, make changes to the capital structure, create liens or incur indebtedness.

In the first six months of 1999, the Company made capital expenditures of $5.6 million primarily for additional rental equipment. Management currently believes that the Company will make additional capital expenditures, excluding acquisitions, of approximately $3 to $4 million in 1999 primarily to further expand its rental tool inventory. The Company believes that cash generated from operations and availability under the Company's credit facility will provide sufficient funds for the Company's identified capital projects and working capital requirements. However, the Company's strategy involves the acquisition of companies that have products and services complementary to the Company's existing base of operations. Depending on the size of any future acquisitions, the Company may require additional equity and debt financing possibly in excess of the Company's credit facility.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earning or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Earlier application of the provisions of the Statement is encouraged and is permitted as of the beginning of any fiscal quarter that begins after the issuance of the Statement. Due to the fact that the Company does not currently use derivative instruments, adoption of the Statement will not have a material effect on the Company's results of operations, financial position, or liquidity.

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

The Company makes use of computers in its processing of accounting, financial, administrative, and management information. Additionally, the Company uses computers as a tool for its employees to communicate among themselves and with other persons outside the organization. The Company has identified its key vendors, alternate vendors and key customers, and has contacted the identified group through questionnaires sent out in early July to assess their efforts and progress with Year 2000 issues. The Company is currently evaluating its non-information technology equipment and any remedial action and/or contingency plan, and it anticipates completion of its evaluations by August 31, 1999.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(c) In connection with the Merger of Cardinal with and into a wholly-owned subsidiary of the Company on July 15, 1999, the Company issued an aggregate of 30,239,568 shares of its common stock, $0.001 par value per share, to the former stockholders of Cardinal in exchange for their shares of Cardinal capital stock. Pursuant to the terms of the Merger, the offer and role of these shares were not registered under the Securities Act of 1933 in reliance upon Section 4(2) thereunder.

ITEM 4.  SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

(a) The annual meeting of the stockholders of the Company was held on July 15, 1999 (the "Annual Meeting").

(b) At the Annual Meeting, the stockholders of the Company elected Terence E. Hall, William E. Macaulay, Ben A. Guill, Robert E. Rose, Richard A. Bachmann, and Justin L. Sullivan to serve as directors until the next annual meeting of stockholders.

(c) At the Annual Meeting, the stockholders of the Company:

   (i) Elected six directors with the following number of votes cast for and withheld from such nominees:

        Director                     For                     Withheld

        Terence E. Hall              17,740,407              722,329
        William E. Macaulay          17,738,607              724,129
        Ben A. Guill                 17,738,107              724,629
        Robert E. Rose               17,740,407              722,329
        Richard A. Bachmann          17,740,407              722,329
        Justin L. Sullivan           17,740,407              722,329

        There were no abstentions or broker non-votes with respect to the election of directors.

   (ii) Approved the issuance of a number of shares of the Company's common stock equal to 51% of the outstanding shares after giving effect to such issuance, calculated on a fully diluted basis, in accordance with the terms of an Agreement and Plan of Merger, pursuant to which a wholly-owned subsidiary of the Company would merge with and into Cardinal and Cardinal would become a wholly-owned subsidiary of the Company. The number of votes cast for and against this proposal, as well as the number of abstentions and broker non-votes, is as follows:

        FOR               AGAINST         ABSENTIONS      BROKER NON-VOTES

        17,872,784        370,345         48,359          171,248

   (iii)Approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 40,000,000 to 125,000,000. The number of votes cast for and against this proposal, as well as the number of abstentions and broker non-votes, is as follows:

        FOR               AGAINST         ABSTENTIONS     BROKER NON-VOTES

        16,882,489        1,547,475       32,772          0

   (iv) Approved an amendment to the Company's Certificate of Incorporation to regulate the ownership of the capital stock of the Company be persons who are not citizens of the United States. The number of votes cast for and against this proposal, as well as the number abstentions and broker non-votes, is as follows:

        FOR               AGAINST         ABSTENTIONS     BROKER NON-VOTES

        17,902,550        344,691         44,247          171,248

   (v) Approved the Superior Energy Services, Inc. 1999 Stock Incentive Plan. The number of votes cast for and against this proposal, as well as the number of abstentions and broker non-votes, is as follows:

        FOR               AGAINST         ABSTENTIONS     BROKER NON-VOTES

        16,829,588        1,367,815       94,085          171,248




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this Form 10-Q:

   2.1 Agreement and Plan of Merger (incorporated herein by reference to Exhibit
       2.1 to the Company's Current Report on Form 8-K filed April 26, 1999).

   2.2 Amendment No. 1 to Agreement and Plan of Merger (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 7, 1999).

   3.1 Certificate of Amendment to the Company's Certificate of Incorporation.

   3.2 Amended and Restated Bylaws.

   4.1 Registration Rights Agreement dated as of July 15, 1999 by and among the Company, First Reserve Fund VII, Limited Partnership and First Reserve Fund VIII, Limited Partnership.

   4.2 Registration Rights Agreement dated as of July 15, 1999 by and among the Company and certain stockholders named therein.

   4.3 Stockholders' Agreement dated as of July 15, 1999 by and among the Company, First Reserve Fund VII, Limited Partnership and First Reserve Fund VIII, Limited Partnership.

  10.1 Credit Agreement dated as of July 15, 1999 by and among the Company, General Electric Capital Corporation and others(1).

  10.2 Superior Energy Services, Inc. 1999 Stock Incentive Plan.

  27.1 Financial Data Schedule.

___________________
  (1) The Company agrees to furnish, supplementally, upon request of the Commission, a copy of any omitted schedule or exhibit to the agreement referred to in 10.1 above.


(b) The Company filed a Current Report on Form 8-K reporting under Item 5 on on April 26, 1999.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SUPERIOR ENERGY SERVICES, INC.



Date:  AUGUST 16, 1999                    BY: /S/ TERENCE E. HALL
                                            Terence E. Hall
                                            Chairman of the Board,
                                            Chief Executive Officer and
                                            President
                                            (Principal Executive Officer)



Date:  AUGUST 16, 1999                    BY: /S/ ROBERT S. TAYLOR
                                            Robert S. Taylor
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)