Form 10-Q
period 1999-09-30
SUPERIOR ENERGY SERVICES INC
filed 1999-11-15
CIK 886835

============================================================================

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

(MARK ONE)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
    X            OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                    OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
   [ ]          OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM .........TO........

                       COMMISSION FILE NO. 0-20310


                       SUPERIOR ENERGY SERVICES, INC.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                            11-3039286
    (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)



          1105 Peters Road
         HARVEY, LOUISIANA                          70058
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

     The number of shares of the Registrant's common stock outstanding on November 4, 1999 was 59,800,091.

============================================================================

                      SUPERIOR ENERGY SERVICES, INC.
                     QUARTERLY REPORT ON FORM 10-Q FOR
               THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                             TABLE OF CONTENTS
                                                            PAGE

PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements                            3
     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations  10

PART II OTHER INFORMATION

     Item 2.  Changes in Securities                          15
     Item 6.  Exhibits and Reports on Form 8-K               15



ACQUISITION OF CARDINAL HOLDING CORP.

On July 15, 1999, Superior Energy Services, Inc. (the "Company") acquired Cardinal Holding Corp. ("Cardinal") through a merger of Cardinal with and into a wholly-owned subsidiary of the Company. The merger was treated for accounting purposes as an acquisition of Superior by Cardinal in a purchase business transaction. Consistent with the purchase method of accounting, the Company has carried forward the net assets of Cardinal at their historical book value and has reflected the net assets of Superior at their estimated fair value at the date of the merger. Accordingly, all historical financial results presented in the Company's consolidated financial statements for periods prior to July 15, 1999 reflect the results of Cardinal on a stand alone basis. The results of the three and nine months ended September 30, 1999 reflect three and nine months, respectively, of Cardinal's operations and two and one-half months of Superior's operations. The results for the three and nine months ended September 30, 1998 are Cardinal alone. Consequently, analyzing prior period results to determine or estimate the combined operating potential of the Company will be difficult at best and perhaps meaningless given the fact Cardinal, prior to the merger, incurred substantial non-cash and extraordinary charges during the last few years associated with a recapitalization and refinancing.

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
          Condensed Consolidated Balance Sheets September 30, 1999
                           and December 31,1998
                     (in thousands, except share data)

                                                 9/30/99 12/31/98
                                               (UNAUDITED) (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                     $     933   $     421
  Accounts receivable- net                         34,873      21,591
  Income tax receivable                             3,169         151
  Other                                             4,058       3,864
                                                ---------   ---------

     Total current assets                          43,033      26,027
                                                ---------   ---------

Property, plant and equipment - net               132,329      60,328
Goodwill - net                                     70,531      17,163
Note  receivable                                    8,898           -
Other assets - net                                  3,739       4,443
                                                ---------   ---------
     Total assets                               $ 258,530   $ 107,961
                                                =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                  7,349       6,069
  Accrued expenses                                 10,469       5,090
  Current maturities of long-term debt              2,000       7,096
  Notes payable                                         -       4,439
                                                ---------   ---------
     Total current liabilities                     19,818      22,694

Deferred income taxes                              12,276       4,997
Long-term debt                                    110,260     102,280
Subordinated debt                                       -      17,930
Stockholders' equity (deficit):
  Preferred stock of $.01 par value.
   Authorized, 5,000,000 shares; none issued            -           -
  Preferred stock, Class C, of $.10 par value.
   Authorized, 25,000 shares; issued none and
   20,252 at September 30, 1999 and December
   31, 1998, respectively                               -           2
  Common stock of $.001 par value.  Authorized,
   125,000,000 shares; issued and outstanding
   59,186,091 at September 30, 1999                    59           -
  Additional paid-in capital                      245,426      79,687
  Accumulated deficit                            (129,309)   (119,629)
                                                ---------   ---------

        Total stockholders' equity (deficit)      116,176     (39,940)
                                                ---------   ---------

        Total liabilities and stockholders'
         equity (deficit)                       $ 258,530   $ 107,961
                                                =========   =========

See accompanying notes to consolidated financial statements


              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Operations
          Three and Nine Months Ended September 30, 1999 and 1998
                   (in thousands, except per share data)
                                (unaudited)

                                                      Three Months              Nine Months
                                                    1999        1998         1999         1998
                                                ----------- -----------   ----------- -----------
Revenues                                        $  33,729     $  17,765   $  68,974     $  57,656
Costs and expenses:
  Cost of services                                 18,692        11,569      42,627        31,941
  Depreciation and amortization                     4,099         1,780       8,639         4,671
  General and administrative                        6,579         2,239      13,927        11,966
                                                ---------     ---------   ---------     ---------

          Total costs and expenses                 29,370        15,588      65,193        48,578
                                                ---------     ---------   ---------     ---------

Income from operations                              4,359         2,177       3,781         9,078

Other income (expense):
   Interest expense                                (3,061)       (3,317)     (9,562)       (9,172)
   Interest income                                    140             -         140             -
                                                ---------     ---------   ---------     ---------

Income (loss) before income taxes
  and extraordinary losses                          1,438        (1,140)     (5,641)          (94)

Income taxes                                          460          (379)     (1,805)           67
                                                ---------     ---------   ---------     ---------

Income (loss) before extraordinary losses             978          (761)     (3,836)         (161)

Extraordinary losses, net of income tax
  benefit of $2,124 in 1999 and $214 in 1998       (4,514)            -      (4,514)      (10,885)
                                                ---------     ---------   ---------     ---------

Net loss                                        $  (3,536)    $    (761)  $  (8,350)    $ (11,046)
                                                =========     =========   =========     =========

Basic earnings (loss) per share:
   Earnings (loss) before extraordinary losses  $    0.02     $   (0.03)  $   (0.10)    $   (0.01)
   Extraordinary losses                             (0.08)            -       (0.12)        (0.36)
                                                ---------     ---------   ---------     ---------
   Loss per share                               $   (0.06)    $   (0.03)  $   (0.22)    $   (0.37)
                                                =========     =========   =========     =========
Diluted earnings (loss) per share:
   Earnings (loss) before extraordinary losses  $    0.02     $   (0.03)  $   (0.10)    $   (0.01)
   Extraordinary losses                             (0.08)            -       (0.12)        (0.36)
                                                ---------     ---------   ---------     ---------
   Loss per share                               $   (0.06)    $   (0.03)  $   (0.22)    $   (0.37)
                                                =========     =========   =========     =========
Weighted average common shares used in
 computing earnings (loss) per share:
   Basic                                           54,719        30,240      38,489        30,240
                                                =========     =========   =========     =========
   Diluted                                         54,719        30,240      38,489        30,240
                                                =========     =========   =========     =========

See accompanying notes to consolidated financial statements

                SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1999 and 1998
                                 (in thousands)
                                  (unaudited)

                                                           1999         1998
                                                        ---------    ---------
Cash flows from operating activities:
  Net loss                                              $  (8,350)   $ (11,046)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
     Extraordinary losses                                   4,514       10,885
     Gain on disposal of asset                                  -         (732)
     Stock compensation awards                                  -          800
     Deferred income taxes                                   (102)          52
     Depreciation and amortization                          8,639        4,671
     Changes in operating assets and
      liabilities, net of acquisitions:
        Accounts receivable                                 1,012       (2,717)
        Other - net                                         1,243        1,163
        Accounts payable                                   (2,426)       1,019
        Accrued expenses                                     (735)      (2,796)
        Income taxes                                       (2,029)      (2,360)
                                                        ---------    ---------

        Net cash provided by (used in) operating
          activities                                        1,766       (1,061)
                                                        ---------    ---------
Cash flows from investing activities:
  Payments for purchases of property and equipment         (5,437)     (16,359)
  Proceeds from sales of assets                                 -        2,700
  Businesses acquired, net of cash acquired                (1,742)     (22,373)
                                                        ---------    ---------

        Net cash used in investing activities              (7,179)     (36,032)
                                                        ---------    ---------

Cash flows from financing activities:
  Net (payments) borrowings on notes payable               (4,439)       1,342
  Net decrease in bank overdraft                                -         (416)
  Proceeds from long-term debt                            115,000      133,500
  Principal payments on long-term debt                   (156,479)     (39,240)
  Debt acquisition costs                                   (2,615)      (4,371)
  Payment of premium on subordinated debt                    (835)           -
  Redemption of stock warrants                                  -      (13,320)
  Proceeds from issuance of common and preferred stock     55,000       74,353
  Proceeds from exercise of stock options                     293            -
  Payments to redeem stock                                      -     (114,755)
                                                        ---------    ---------

        Net cash provided by financing activities           5,925       37,093
                                                        ---------    ---------

        Net increase in cash and cash equivalents             512            -

Cash and cash equivalents at beginning of period              421            -
                                                        ---------    ---------
Cash and cash equivalents at end of period              $     933    $       -
                                                        =========    =========

See accompanying notes to consolidated financial statements

              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

      Notes to Unaudited Condensed Consolidated Financial Statements
               Nine Months Ended September 30, 1999 and 1998

(1)  MERGER

On July 15, 1999, the Company consummated a subsidiary merger (the "Merger") whereby it acquired all of the outstanding capital stock of Cardinal Holding Corp. ("Cardinal") from the stockholders of Cardinal in exchange for an aggregate of 30,239,568 shares of the Company's common stock (or 51% of the then outstanding common stock). The acquisition was effected through the merger of a wholly-owned subsidiary of the Company, formed for this purpose, with and into Cardinal, with the effect that Cardinal became a wholly-owned subsidiary of the Company.

As used in the consolidated financial statements for Superior Energy Services, Inc., the term "Superior" refers to the Company as of dates and periods prior to the Merger and the term "Company" refers to the combined operations of Superior and Cardinal after the consummation of the Merger.

Due to the fact that the former Cardinal shareholders received 51% of the outstanding common stock at the date of the Merger, among other factors, the Merger has been accounted for as a reverse acquisition (i.e., a purchase of Superior by Cardinal) under the purchase method of accounting. As such, the Company's consolidated financial statements and other financial information reflect the historical operations of Cardinal for periods and dates prior to the Merger. The net assets of Superior, at the time of the Merger, have been reflected at their estimated fair value pursuant to the purchase method of accounting at the date of the Merger. The net assets of Cardinal have been reflected at their historical book values.

(2)  BASIS OF  PRESENTATION

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Superior Energy Services, Inc.'s Proxy Statement dated June 18, 1999 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information for the nine months ended September 30, 1999 and 1998, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

(3)  BUSINESS COMBINATIONS

On July 15, 1999, the Company acquired all of the outstanding capital stock of Cardinal for 30,239,568 shares of the Company's common stock. Because the Cardinal shareholders received 51% of the outstanding common stock at the date of the Merger, among other factors, the transaction has been accounted for as a reverse acquisition which has resulted in the adjustment of the net assets of Superior to its estimated fair value as required by the rules of purchase accounting. The net assets of Cardinal are reflected at its historical book values. The valuation of Superior's net assets is based upon the 28,849,523 common shares outstanding prior to the Merger at the approximate trading price of $3.78 at the time of the negotiation of the Merger on April 21, 1999. The purchase price allocated to net assets was $56.3 million. The revaluation reflected excess purchase price of $52.8 million over the fair value of tangible assets which was recorded as goodwill.

In 1998, Superior acquired all of the outstanding stock of a company for an aggregate $1,000,000 cash. The acquisition was accounted for as a purchase and the results of operations of the acquired company has been included from its acquisition date. In the first quarter of 1998, Superior sold Baytron, Inc. for a gain of approximately $1.2 million. Effective July 1, 1999, Superior sold Lamb Services, Inc. and Tong Specialty, Inc. for a promissory note having an aggregate principal amount of $8.9 million which bears interest of 7.5% per annum. These two subsidiaries were originally acquired in the second quarter of 1998. No gain or loss was recorded on this sale.

In 1998, Cardinal acquired all of the outstanding stock of three companies for an aggregate purchase price of $24,084,000 with a combination of cash and stock as consideration for the acquisitions. Each of these acquisitions was accounted for using the purchase method and the results of operations of the acquired companies have been included from their respective acquisition dates.

The following unaudited pro forma information for the three and nine months ended September 30, 1998, and for the nine months ended September 30, 1999, presents a summary of consolidated results of operations of Superior and Cardinal as if the Merger, the acquisitions, and the sales of subsidiaries, had occurred on January 1, 1998, with pro forma adjustments to give effect to amortization of goodwill, depreciation and certain other adjustments, together with related income tax effects (in thousands, except per share amounts). Reference should be made to the Condensed Consolidated Statements of Operations on page 3 for comparative information for the three months ended September 30, 1999.



                                       NINE  MONTHS ENDED  NINE MONTHS ENDED  THREE MONTHS ENDED
                                       SEPTEMBER 30, 1999  SEPTEMBER 30, 1998  SEPTEMBER 30, 1998

Revenues                                  $102,887             $133,924            $39,721
                                          ========             ========            =======

Income before extraordinary loss          $    340             $ 11,082            $ 1,122
                                          ========             ========            =======

Basic earnings per share                  $   0.01             $   0.19            $  0.02
                                          ========             ========            =======

Diluted earnings per share                $   0.01             $   0.19            $  0.02
                                          ========             ========            =======

The above pro forma information is not necessarily indicative of the results of operations as they would have been had the acquisitions and sales of subsidiaries been effected on January 1, 1998.

Most of Superior's prior acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average EBITDA (earnings before interest, income taxes, depreciation and amortization expense) over a three year period from the respective date of acquisition. In no event will the maximum aggregate consideration exceed $41.4 million. If the overall current industry activity levels continue, the additional consideration actually paid will be materially less than the maximum consideration. The additional consideration is not currently reflected in the respective companies' purchase price. The additional consideration, if paid, will be capitalized as additional purchase price.

Subsequent to September 30, 1999, the Company acquired Production Management Companies, Inc. ("PMI") for aggregate consideration consisting of $3,000,000 in cash and 610,000 shares of the Company's common stock. Additional consideration, if any, will be based upon a multiple of four times PMI's average earnings before interest, taxes, depreciation and amortization less certain adjustments. The additional consideration will be paid on the first and third anniversary of the acquisition, and in no event will the total additional payments exceed $11 million.

PMI provides contract operating and supplemental labor services on offshore oil and gas producing properties, offshore construction and maintenance services, onshore and offshore sandblasting and platform coating services as well as offshore and dockside environmental cleaning services. PMI operates primarily in the Gulf Coast region and is headquartered in Harvey, Louisiana.

(4)  LONG-TERM DEBT

On July 15, 1999, the Company entered into a $152 million term loan and revolving credit facility. The credit facility was implemented to refinance the combined debt of Superior and Cardinal, provide a $20 million working capital facility and $22 million of borrowings that may be used to fund the additional consideration that may be payable as a result of Superior's prior acquisitions. The Company executed an amendment to the credit facility on November 3, 1999 to increase the maximum borrowings under the credit facility by $10 million, to refinance PMI's existing indebtedness and to pay the cash portion of the acquisition price for PMI. Under the amended credit facility, the term loans require quarterly principal installments commencing December 31, 1999 in the amount of $519,000 and then increasing up to an aggregate of approximately $1.6 million a year until 2006 when $92 million will be due and payable. As amended, the term loan and revolving credit facility bears interest at a LIBOR rate plus margins that depend on the Company's leverage ratio. At September 30, 1999, the weighted average interest rate on the credit facility was 9.62%, and the amount outstanding under the credit facility was $112,160,000. Indebtedness under the credit facility is secured by substantially all of the assets of the Company and its subsidiaries and a pledge of all the common stock of the Company's subsidiaries. Pursuant to the credit facility, the Company has also agreed to maintain certain debt coverage and leverage ratios. The credit facility also imposes certain limitations on the ability of the Company and its subsidiaries to make capital expenditures, pay dividends or other distributions, make acquisitions, make changes to the capital structure, create liens or incur indebtedness.

The early extinguishment of the Cardinal and Superior indebtedness in July 1999 resulted in an extraordinary loss, net of a $2.1 million income tax benefit, of $4.5 million which included the premium on the subordinated debt and the write-off of unamortized financing costs.

In 1998, Cardinal completed a recapitalization and refinancing which resulted in an extraordinary loss, net of a $214,000 income tax benefit, of $10.9 million which included the unamortized estimated value of stock warrants which were redeemed for $10.5 million and unamortized financing costs of approximately $379,000.

(5) SEGMENT INFORMATION

In 1998, the Company adopted Statement  of  Financial  Accounting  Standard
(FAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company's reportable segments are grouped by products and services as follows: rental tools, well services, marine and other. Each segment offers products and services within the oilfield services industry. The rental tools segment sells and rents specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The well services segment provides mechanical wireline services, plug and abandonment services, data acquisition services, gas lift services, pumping and stimulation services, electric line services and tank cleaning. The marine segment operates offshore service vessels, primarily liftboats, for oil and gas production facility maintenance and construction operations as well as production service activities. The other segment manufactures and sells computerized electronic and pressure control equipment and manufactures, sells and rents oil spill containment equipment. All the segments operate primarily in the Gulf Coast region.

Summarized financial information concerning the Company's segments for the three and nine months ended September 30, 1999 and 1998 is shown in the following tables (in thousands):




THREE MONTHS ENDED SEPTEMBER 30, 1999



                        Rental      Well                                    Unallocated    Consolidated
                        Tools    Services      Marine    Other    Total        Amount         Total
                        -------------------------------------------------------------------------------
Revenues                $ 9,036   $ 17,482    $ 6,663   $  548   $ 33,729   $      -        $ 33,729
Cost of services          2,868     11,599      4,017      208     18,692          -          18,692
Depreciation
 and amortization         1,563      1,436      1,062       38      4,099          -           4,099
General and
 administrative           2,169      3,048      1,095      267      6,579          -           6,579
Operating income          2,436      1,399        489       35      4,359          -           4,359
Interest expense              -          -          -        -          -     (3,061)         (3,061)
Interest income               -          -          -        -          -        140             140
                        -------------------------------------------------------------------------------
Income (loss) before
 income taxes and
 extraordinary loss     $ 2,436   $  1,399    $   489   $   35   $  4,359   $ (2,921)       $  1,438
                        ===============================================================================


THREE MONTHS ENDED SEPTEMBER 30, 1998


                                 Well                         Unallocated   Consolidated
                               Services     Marine    Total      Amount        Total
                               ---------------------------------------------------------
Revenues                       $ 10,373    $ 7,392   $ 17,765   $     -      $ 17,765
Cost of services                  7,455      4,114     11,569         -        11,569
Depreciation and amortization     1,026        754      1,780         -         1,780
General and administrative        1,211      1,028      2,239         -         2,239
Operating income                    681      1,496      2,177         -         2,177
Interest expense                      -          -          -    (3,317)       (3,317)
                               ---------------------------------------------------------
Income (loss) before
 income taxes                  $    681    $ 1,496   $  2,177   $(3,317)     $ (1,140)
                               =========================================================


NINE MONTHS ENDED SEPTEMBER 30, 1999

                        Rental      Well                                    Unallocated    Consolidated
                        Tools    Services      Marine    Other    Total        Amount         Total
                        -------------------------------------------------------------------------------
Revenues                $ 9,036   $ 41,805    $ 17,585  $   548  $ 68,974   $      -        $  68,974
Cost  of services         2,868     28,060      11,491      208    42,627          -           42,627
Depreciation
 and amortization         1,563      4,163       2,875       38     8,639          -            8,639
General and
 administrative           2,169      8,188       3,303      267    13,927          -           13,927
Operating income (loss)   2,436      1,394         (84)      35     3,781          -            3,781
Interest expense              -          -           -        -         -     (9,562)          (9,562)
Interest income               -          -           -        -         -        140              140
                        -------------------------------------------------------------------------------
Income (loss) before
 income taxes and
 extraordinary loss     $ 2,436   $  1,394    $    (84) $    35  $  3,781   $ (9,422)       $  (5,641)
                        ===============================================================================




NINE MONTHS ENDED SEPTEMBER 30, 1998


                                 Well                         Unallocated   Consolidated
                               Services     Marine    Total      Amount        Total
                               ---------------------------------------------------------
Revenues                       $ 31,542    $ 26,114  $ 57,656   $      -     $  57,656
Cost of services                 21,270      10,671    31,941          -        31,941
Depreciation and amortization     2,563       2,108     4,671          -         4,671
General and administrative        6,048       5,918    11,966          -        11,966
Operating income                  1,661       7,417     9,078          -         9,078
Interest expense                      -           -         -     (9,172)       (9,172)
                               ---------------------------------------------------------
Income (loss) before income
 taxes and extraordinary loss  $  1,661    $  7,417  $  9,078   $ (9,172)    $     (94)
                               =========================================================

IDENTIFIABLE ASSETS
                        Rental      Well                                    Unallocated    Consolidated
                        Tools    Services      Marine    Other    Total        Amount         Total
                        -------- --------     -------   ------   --------   -----------     -----------
September 30, 1999      $121,089  $77,322     $50,399   $4,385   $253,195   $5,335          $258,530
                        ========  =======     =======   ======   ========   ======          ========
December 31, 1998       $      -  $50,095     $53,844   $    -   $103,939   $4,022          $107,961
                        ========  =======     =======   ======   ========   ======          ========

(6) COMMITMENTS AND CONTINGENCIES

At the end of the quarter ended September 30, 1999, one of the Company's two hundred foot class liftboats sank in the Gulf of Mexico. The vessel is fully insured and management does not believe it or any related unasserted claims will have a material effect on the financial position, results of operations or liquidity of the Company.

From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(7)  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Earlier application of the provisions of the Statement is encouraged and is permitted as of the beginning of any fiscal quarter that begins after the issuance of the Statement. The Company has not yet assessed the financial impact of adopting this statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

"Management's Discussion and Analysis of Financial Condition and Results of Operations" includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this section regarding the Company's financial position and liquidity, its strategic alternatives, future capital needs, business strategies and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility of the oil and gas industry, including the level of offshore exploration, production and development activity; risks of the Company's growth strategy, including the risks of rapid growth and the risks inherent in acquiring businesses; changes in competitive factors affecting the Company's operations; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the effect on the Company's performance of regulatory programs and environmental matters; seasonality of the offshore industry in the Gulf of Mexico; the Company's dependence on certain customers; and the potential shortage of skilled workers. These and other uncertainties related to the Company's business are described in detail in the Company's Proxy Statement dated June 18, 1999. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

ACQUISITION OF CARDINAL HOLDING CORP.

On  July  15,  1999,  the  Company  acquired  Cardinal  through a merger of
Cardinal with and into a wholly-owned subsidiary of the Company. The Merger was treated for accounting purposes as an acquisition of Superior by Cardinal in a purchase business transaction. Consistent with purchase method of accounting, the Company has carried forward the net assets of Cardinal at their historical book value and has reflected the net assets of Superior at their estimated fair value at the date of the Merger. Accordingly, all historical financial results presented in the Company's consolidated financial statements for periods prior to July 15, 1999 reflect the results of Cardinal on a stand alone basis. The results of the three and nine months ended September 30, 1999 reflect three and nine months, respectively, of Cardinal's operations and two and one-half months of Superior's operations. The results for the three and nine months ended September 30, 1998 are Cardinal alone. Consequently, analyzing prior period results to determine or estimate the combined operating potential of the Company will be difficult at best and perhaps meaningless given the fact Cardinal, prior to the Merger, incurred substantial non-cash and extraordinary charges during the last few years associated with a recapitalization and refinancing.

OVERVIEW

The Company provides a broad range of specialized oilfield services and equipment primarily to major and independent oil and gas companies engaged in the exploration, production and development of oil and gas properties offshore in the Gulf of Mexico and through the Gulf Coast region. Management believes that the Company is the leading provider in the Gulf of Mexico of mechanical wireline services, plug and abandonment services and liftboat rental services and the second largest provider of oil field rental tools. The Company's management team has aggressively expanded the Company's operations through both internal growth and strategic acquisitions. This expansion, including the Cardinal acquisition, has enabled Superior to broaden the range of products and services that it offers to its customers and to expand its operations geographically throughout the Gulf Coast region.

The demand for the Company's services depends largely on oil and gas exploration and development activity in the Gulf of Mexico and along the Gulf Coast. The level of oilfield activity is affected in turn by the willingness of oil and gas companies to make capital expenditures for the exploration, development and production of oil and natural gas. These expenditures are influenced by prevailing oil and gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of leases in the United States, the discovery rate of new oil and gas reserves, local and international political and economic conditions and the ability of oil and gas companies to generate capital. Historically, oil and gas prices and the level of exploration and development activity have fluctuated substantially, impacting the demand for oilfield services.

RESULTS OF OPERATIONS

The following discussion compares the operating results of the Company for the three month and the nine month periods ended September 30, 1999 and 1998. As described above, the acquisition of Cardinal was treated for accounting purposes as an acquisition of Superior by Cardinal and, accordingly, all historical financial results presented in the Company's financial statements for periods prior to July 15, 1999 represent the results of Cardinal on a stand alone basis. As such, the historical financial results for the prior year periods are those of Cardinal, not Superior. The Company's results of operations subsequent to the date of the Cardinal acquisition represent the combined operations of Cardinal and Superior. Accordingly, management believes that analyzing prior period results to determine or estimate the combined operating potential of the Company will be difficult at best and perhaps meaningless given the fact that Cardinal, prior to the Merger, incurred substantial non-cash and extraordinary charges during the last few years associated with a reorganization and recapitalization.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

The Company's revenues were $33.7 million for the three months ended September 30, 1999 as compared to $17.8 million for the same period in 1998. The substantial increase in the third quarter of 1999 compared to the same period in 1998 is a result of the 1999 period representing the combined operations of Cardinal and Superior for approximately 2.5 months while the 1998 period reflects Cardinal's operations alone. In the third quarter of 1999, the Company continued to be affected by the downturn in industry activity, which began in the second half of 1998. On a combined basis, demand for the Company's services has decreased considerably during the three month period ended September 30, 1999 compared to the same period in 1998, with a decline in revenue apparent in all segments of the Company's business.

Although demand for the Company's services decreased in the third quarter of 1999 compared to the same period in 1998, the Company's gross margin increased to 44.6% for the three months ended September 30, 1999 from 34.9% for the same period in 1998. The increased gross margin is a result of the marine segment's revenue comprising 19.8% of the Company's total revenue for the third quarter of 1999 compared to 41.6% in the same period in 1998. The rental tool segment of the Company's operations continues to contribute the strongest gross margin of all the segments.

The Company's costs and expenses were $29.4 million in the third quarter of 1999 as compared to $15.6 million for the same period in 1998. Depreciation and amortization expense increased to $4.1 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998. Most of the increase resulted from the larger asset base that has resulted from the combined operations of Superior and Cardinal in the third quarter of 1999 and from the Company's 1999 acquisitions and capital expenditures. General and administrative expenses increased to $6.6 million for the third quarter of 1999 as compared to $2.2 million for the same period of 1998. The increase is the result of the third quarter of 1999 reflecting the combined operations of Cardinal and Superior for 2.5 months.

The Company incurred an extraordinary charge of $4.5 million, net of income taxes, during the three months ended September 30, 1999. That charge, the majority of which was non-cash in nature, resulted from the early extinguishment of debt when, in connection with the acquisition of Cardinal, the debt of the combined Company was refinanced.

The Company recorded net income before extraordinary charges of $978,000, or $0.02 diluted earnings per share, for the quarter ended September 30, 1999. After extraordinary charges, the Company recorded a net loss of $3.5 million, or $0.06 loss per diluted share, for the quarter ended September 30, 1999 as compared to a net loss of $761,000, or $0.03 loss per diluted share, for the comparable period in 1998. In addition to the extraordinary charge of $4.5 million incurred by the Company during the quarter, the Company's results for the third quarter of 1999 reflect the impact of the economic slowdown in the oil and gas industry and customers' decisions to limit or defer investment in exploration, drilling, production and plug and abandonment services.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

The Company's revenues were $69.0 million for the nine months ended September 30, 1999 as compared to $57.7 million for the same period in 1998. The increase in revenues for the first nine months of 1999 compared to the same period in 1998 is a result of the 1999 period representing the combined operations of Cardinal and Superior for approximately 2.5 months whereas the 1998 period reflects Cardinal's operations alone. During the first nine months of 1999, the Company continued to be affected by the downturn in industry activity, which began in the second half of 1998. On a combined basis, demand for the Company's services has decreased during the nine month period ended September 30, 1999 compared to the same period in 1998, with a decline in revenue experienced in all segments of the Company's business.

The Company's costs and expenses were $65.2 million in the nine months ended September 30, 1999 as compared to $48.6 million for the same period in 1998. Depreciation and amortization expense increased to $8.6 million for the nine months ended September 30, 1999 from $4.7 million for the nine months ended September 30, 1998. Most of the increase resulted from the larger asset base that has resulted from the combined operations of Superior and Cardinal in the third quarter of 1999 and from the Company's 1999 acquisitions and capital expenditures. General and administrative expenses increased to $13.9 million for the nine months ended September 30, 1999 as compared to $12.0 million for the same period of 1998. The increase reflects the increased expenses resulting from the combined operations of Cardinal and Superior for 2.5 months of the period.

During the nine months ended September 30, 1999, the debt of the combined Company was refinanced in connection with the Merger which resulted in an extraordinary charge of $4.5 million, net of income taxes, from the early extinguishment of debt. The majority of the charges were non-cash in nature. During the nine months ended September 30, 1998, the Company incurred extraordinary charges of $10.9 million, net of income taxes, in connection with a recapitalization and refinancing. These charges were also mostly of a non-cash nature.

The Company recorded a net loss before extraordinary charges of $3.8 million, or $0.10 loss per diluted share, for the nine months ended September 30, 1999. After extraordinary charges, the Company recorded a net loss of $8.4 million, or $0.22 loss per diluted share, for the nine months ended September 30, 1999 as compared to a net loss of $11.0 million, or $0.37 loss per diluted share, for the comparable period in 1998. The Company's results for the nine months ended September 30, 1999 reflect the extraordinary charge of $4.5 million incurred by the Company during the third quarter and the impact of the economic slowdown in the oil and gas industry and customers' decisions to limit or defer investment in exploration, drilling, production and plug and abandonment services. The Company's results for the nine months ended September 30, 1998 reflect extraordinary charges of $10.9 million incurred by Cardinal during that period in connection with its reorganization and recapitalization.

CAPITAL RESOURCES AND LIQUIDITY

The Company had cash and cash equivalents of $933,000 at September 30, 1999 compared to $421,000 at December 31, 1998. Net cash provided by operating activities was $1.8 million for the nine month period ended September 30, 1999 as compared to $1.0 million net cash used in operating activities for the same period in 1998.

In early November 1999, the Company acquired PMI for aggregate consideration consisting of $3.0 million in cash and 610,000 shares of the Company's common stock. Additional consideration, if any, will be based upon a multiple of four times PMI's average earnings before interest, taxes, depreciation and amortization less certain adjustments. The additional consideration will be paid on the first and third anniversary of the acquisition, and in no event will the total additional payments exceed $11 million.

On July 15, 1999, the Company entered into a $152 million term loan and revolving credit facility. The credit facility was implemented to refinance the combined debt of Superior and Cardinal, provide a $20 million working capital facility and $22 million of borrowings that may be used to fund the additional consideration that may be payable as a result of the Superior's prior acquisitions. The Company executed an amendment to the credit facility on November 3, 1999 to increase the maximum borrowings under the credit facility by $10 million to refinance PMI's existing indebtedness and to pay the cash portion of the acquisition price for PMI. Under the amended credit facility, the term loans require quarterly principal installments commencing December 31, 1999 in the amount of $519,000 and then increasing up to an aggregate of approximately $1.6 million a year until 2006 when $92 million will be due and payable. As amended, the term loan and revolving credit facility bears interest at a LIBOR rate plus margins that depend on the Company's leverage ratio. As of November 4, 1999, the amount outstanding under the amended credit facility was $125.0 million. Indebtedness under the credit facility is secured by substantially all of the assets of the Company and its subsidiaries and a pledge of all of the common stock of the Company's subsidiaries. Pursuant to the credit facility, the Company has also agreed to maintain certain debt coverage and leverage ratios. The credit facility also imposes certain limitations on the ability of the Company and its subsidiaries to make capital expenditures, pay dividends or make other distributions, make acquisitions, make changes to the capital structure, create liens or incur indebtedness.

In the first nine months of 1999, the Company made capital expenditures of $5.4 million. Management currently believes that the Company will make additional capital expenditures, excluding acquisitions, of approximately $2 to $3 million during the remainder of 1999 primarily to further expand its rental tool inventory.

In 1999, prior to the Merger, Cardinal declared stock dividends on its Class C preferred stock for stockholders of record as of December 31, 1998 and June 30, 1999. The declaration of these dividends resulted in an increase in additional paid in capital and an increase in the accumulated deficit of $1.3 million.

At the end of the quarter ended September 30, 1999, one of the Company's two hundred foot class liftboats sank in the Gulf of Mexico. The vessel is fully insured and management does not believe it or any related unasserted claims will have a material effect on the financial position, results of operations or liquidity of the Company.

The Company's expansion has occurred through internal growth and strategic acquisitions. In connection with refinancing the existing debt of its newly acquired companies and with financing the cash portion of the purchase price paid for those acquisitions, the Company has significantly increased its leverage. The Company believes that cash generated from operations and availability under the Company's credit facility will provide sufficient funds for the Company's identified capital projects and working capital requirements. However, the Company's strategy involves the acquisition of companies that have products and services complementary to the Company's existing base of operations. Depending on the size of any future acquisitions, the Company may require additional equity and debt financing in excess of the Company's credit facility.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Earlier application of the provisions of the Statement is encouraged and is permitted as of the beginning of any fiscal quarter that begins after the issuance of the Statement. The Company has not yet assessed the financial impact of adopting this statement.

YEAR 2000

The Year 2000 problem results from the use of two digits rather than four digits to define the applicable year in computer hardware and software. When computer systems must process dates both before and after January 1, 2000, two digit year "fields" may create processing ambiguities that can cause errors and system failures, because computer programs that have date-sensitive features may recognize a date represented by "00" as the year 1900, instead of 2000. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system, or software, and its location and function.

The Company's plan to address the Year 2000 issue has included (i) the development of Year 2000 awareness, (ii) a review to identify systems that could be affected by the Year 2000 issue, (iii) an assessment of potential risk factors (including non-compliance by the Company's suppliers, subcontractors and customers), (iv) the allocation of required resources,
(v) a determination of the extent of remediation work required, (vi) the development of an implementation plan and time table, and (vii) the development of contingency plans. The plan has been developed with an aim towards taking reasonable steps to prevent the Company's mission critical functions from being impaired due to the Year 2000 issue.

The Company has considered both its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing and telephone systems. Non-IT systems include alarm systems, fax machines, monitors for field operations and other miscellaneous items. Both IT and non-IT systems may contain embedded technology that without proper identification or assessment, remediation and testing of its systems, are not effectively timely or performed properly, the Year 2000 issue could potentially have an adverse impact on the Company's operations and financial condition. Through the Company's assessment and remediation phases, the Company has replaced or has ordered a replacement or upgrade for the identified equipment and software that is not Year 2000 ready. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems. Furthermore, throughout 1999, as new equipment and software are purchased in the ordinary course of business, the Company has ensured that such purchases are Year 2000 ready.

The Company has assessed the costs of addressing and the cost or the consequence of incomplete or untimely resolution of the Year 2000 issue for its IT systems which are used directly in the Company's operations. The Company utilized its resources to test or replace many of its IT systems, with the focus on its financial systems. As of the date of this filing, the Company's Year 2000 plan related to IT systems is substantially complete and anticipates that the remainder of the plan will be completed before year end. The Company believes that the most reasonably likely worst-case scenario would be that the Company would divert to the use of manual accounting records for billings, payments and collections. In addition, the inability of principal suppliers and major customers to be Year 2000 compliant could result in delays in delivery from those suppliers and collections of accounts receivable from those customers.

The Company continues its assessment of the costs of addressing and the cost or the consequence of incomplete or untimely resolution of the Year 2000 issue for its non-IT systems which are used directly in the Company's operations. The continuation of the assessment and remediation of non-IT systems is due to the Merger, and the Company anticipates the completion of the assessment and remediation, if any, by November 30, 1999.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

(c) In connection with the acquisition of Production Management Companies, Inc., on November 3, 1999, the Company issued an aggregate of 610,000 shares of its common stock, $0.001 par value per share, to the former stockholders of PMI in exchange for their shares of PMI capital stock. Pursuant to the terms of the acquisition, the offer and sale of these shares were not registered under the Securities Act of 1933 in reliance upon Section 4(2) thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this Form 10-Q:

 3.1 Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996).

 3.2 Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999).

 3.3 Amended and Restated Bylaws (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999).

10.1 Amendment and Assumption Agreement dated as of November 3, 1999 by and among the Company, General Electric Capital Corporation and others(1).

27.1 Financial Data Schedule.


(b) Reports on Form 8-K. The following Reports on Form 8-K were filed during the quarter ended September 30, 1999:

     On July 7, 1999, the Company filed a Current Report on Form 8-K reporting, under Items 5 and 7, the execution of Amendment No. 1 to the Agreement and Plan of Merger dated as of June 30, 1999, by and among Superior, Superior Cardinal Acquisition Company, Inc., Cardinal Holding Corp., First Reserve Fund VII, Limited Partnership, and First Reserve Fund VIII, L.P.

     On July 30, 1999, the Company filed a Current Report on Form 8-K reporting, under Items 2, 5 and 7, the consummation of the acquisition of Cardinal Holding Corp. The Current Report included, in response to
   Item 7, financial statements and pro forma financial information regarding Cardinal Holding Corp.

     On September 9, 1999, the Company filed a Current Report on Form 8-K reporting, under Items 5 and 7, the execution of a definitive agreement to acquire Production Management Companies, Inc.


**FOOTNOTES**

(1)The Company agrees to furnish, supplementally, upon request of the Commission, a copy of any omitted schedule or exhibit to the agreement referred to in 10.1 above.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUPERIOR ENERGY SERVICES, INC.



Date:  NOVEMBER 15, 1999           BY: /S/ TERENCE E. HALL
                                      Terence E. Hall
                                      Chairman of the Board,
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)



Date:  NOVEMBER 15, 1999           BY: /S/ ROBERT S. TAYLOR
                                      Robert S. Taylor
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)