Form 10-Q/A
period 1999-09-30
SUPERIOR ENERGY SERVICES INC
filed 2000-03-31
CIK 886835

============================================================================

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

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

                                EXPLANATORY NOTE

        This Form 10Q/A hereby amends Item 1 (Financial Statements), Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Exhibit 27 of the Quarterly Report on Form 10-Q of Superior Energy Services, Inc. (the "Company") for the quarter ended September 30, 1999, each to read in its entirety as follows:



                      SUPERIOR ENERGY SERVICES, INC.
                     QUARTERLY REPORT ON FORM 10-Q/A FOR
               THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                             TABLE OF CONTENTS
                                                            PAGE

PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements                            3
     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations  11

PART II OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K               16


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

                                                 9/30/99     12/31/98
                                               (UNAUDITED)   (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                     $     933   $     421
  Accounts receivable- net                         34,873      21,591
  Income tax receivable                             3,169         151
  Other                                             4,058       3,864
                                                ---------   ---------

     Total current assets                          43,033      26,027
                                                ---------   ---------

Property, plant and equipment - net               132,329      60,328
Goodwill - net                                     70,531      17,163
Note  receivable                                    8,898           -
Other assets - net                                  3,739       4,443
                                                ---------   ---------
     Total assets                               $ 258,530   $ 107,961
                                                =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                  7,349       6,069
  Accrued expenses                                 10,469       5,090
  Current maturities of long-term debt              2,000       7,096
  Notes payable                                         -       4,439
                                                ---------   ---------
     Total current liabilities                     19,818      22,694

Deferred income taxes                              12,276       4,997
Long-term debt                                    110,260     102,280
Subordinated debt                                       -      17,930
Stockholders' equity (deficit):
  Preferred stock of $.01 par value.
   Authorized, 5,000,000 shares; none issued            -           -
  Preferred stock, Class C, of $.10 par value.
   Authorized, 25,000 shares; issued none and
   20,252 at September 30, 1999 and December
   31, 1998, respectively                               -           2
  Common stock of $.001 par value.  Authorized,
   125,000,000 shares; issued and outstanding
   59,186,091 at September 30, 1999                    59           5
  Additional paid-in capital                      245,426      79,682
  Accumulated deficit                            (129,309)   (119,629)
                                                ---------   ---------

        Total stockholders' equity (deficit)      116,176     (39,940)
                                                ---------   ---------

        Total liabilities and stockholders'
         equity (deficit)                       $ 258,530   $ 107,961
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

                                                      Three Months              Nine Months
                                                    1999        1998         1999         1998
                                                ----------- -----------   ----------- -----------
Revenues                                        $  33,729     $  17,765   $  68,974     $  57,656
Costs and expenses:
  Cost of services                                 18,692        11,569      42,627        31,941
  Depreciation and amortization                     4,099         1,780       8,639         4,671
  General and administrative                        6,579         2,239      13,927        11,966
                                                ---------     ---------   ---------     ---------

          Total costs and expenses                 29,370        15,588      65,193        48,578
                                                ---------     ---------   ---------     ---------

Income from operations                              4,359         2,177       3,781         9,078

Other income (expense):
   Interest expense                                (3,061)       (3,317)     (9,562)       (9,172)
   Interest income                                    140             -         140             -
                                                ---------     ---------   ---------     ---------

Income (loss) before income taxes
  and extraordinary losses                          1,438        (1,140)     (5,641)          (94)

Income taxes                                          460          (379)     (1,805)           67
                                                ---------     ---------   ---------     ---------

Income (loss) before extraordinary losses             978          (761)     (3,836)         (161)

Extraordinary losses, net of income tax
  benefit of $2,124 in 1999 and $214 in 1998       (4,514)            -      (4,514)      (10,885)
                                                ---------     ---------   ---------     ---------

Net loss                                        $  (3,536)    $    (761)  $  (8,350)    $ (11,046)
                                                =========     =========   =========     =========

Basic earnings (loss) per share:
   Earnings (loss) before extraordinary losses  $    0.02     $   (0.13)  $   (0.24)    $   (0.10)
   Extraordinary losses                             (0.09)            -       (0.21)        (1.23)
                                                ---------     ---------   ---------     ---------
   Loss per share                               $   (0.07)    $   (0.13)  $   (0.45)    $   (1.33)
                                                =========     =========   =========     =========
Diluted earnings (loss) per share:
   Earnings (loss) before extraordinary losses  $    0.02     $   (0.13)  $   (0.24)    $   (0.10)
   Extraordinary losses                             (0.09)            -       (0.21)        (1.23)
                                                ---------     ---------   ---------     ---------
   Loss per share                               $   (0.07)    $   (0.13)  $   (0.45)    $   (1.33)
                                                =========     =========   =========     =========
Weighted average common shares used in
 computing earnings (loss) per share:
   Basic                                           51,302         6,009      21,538         8,851
                                                =========     =========   =========     =========
   Diluted                                         51,302         6,009      21,538         8,851
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

(8)  EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options, warrants and convertible preferred stock and the potential shares that would have a dilutive effect on earnings per share.

On July 15, 1999, the Company effected an approximate 364 to 1 stock issuance as a result of the Merger. All earnings per common share amounts, references to common stock, and stockholders' equity amounts have been restated as if the stock issuance had occurred as of the earliest period presented. The effect of preferred dividends on arriving at the income available to common stockholders was none for the three months ended September 30, 1999 and 1998, and was $1.3 million and $738,000 for the nine months ended September 30, 1999 and 1998, respectively. The dilutive stock options, warrants and convertible preferred stock shares were anti-dilutive in the three and nine months ended September 30, 1999 and 1998.

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

The Company recorded net income before extraordinary charges of $978,000, or $0.02 diluted earnings per share, for the quarter ended September 30, 1999. After extraordinary charges, the Company recorded a net loss of $3.5 million, or $0.07 loss per diluted share, for the quarter ended September 30, 1999 as compared to a net loss of $761,000, or $0.13 loss per diluted share, for the comparable period in 1998. In addition to the extraordinary charge of $4.5 million incurred by the Company during the quarter, the Company's results for the third quarter of 1999 reflect the impact of the economic slowdown in the oil and gas industry and customers' decisions to limit or defer investment in exploration, drilling, production and plug and abandonment services.

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

The Company recorded a net loss before extraordinary charges of $3.8 million, or $0.24 loss per diluted share, for the nine months ended September 30, 1999. After extraordinary charges, the Company recorded a net loss of $8.4 million, or $0.45 loss per diluted share, for the nine months ended September 30, 1999 as compared to a net loss of $11.0 million, or $1.33 loss per diluted share, for the comparable period in 1998. The Company's results for the nine months ended September 30, 1999 reflect the extraordinary charge of $4.5 million incurred by the Company during the third quarter and the impact of the economic slowdown in the oil and gas industry and customers' decisions to limit or defer investment in exploration, drilling, production and plug and abandonment services. The Company's results for the nine months ended September 30, 1998 reflect extraordinary charges of $10.9 million incurred by Cardinal during that period in connection with its reorganization and recapitalization.

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

PART II.  OTHER INFORMATION
Item 6.   EXHIBITS

(a)  The following exhibits are filed with this Form 10-Q/A:

27.1    Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUPERIOR ENERGY SERVICES, INC.

Date:  MARCH 31, 2000            BY: /S/ ROBERT S. TAYLOR
                                      Robert S. Taylor
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)