Form 10-K
period 1999-12-31
SUPERIOR ENERGY SERVICES INC
filed 2000-03-31
CIK 886835

=====================================================================
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K
(MARK ONE)
 [ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                    OR
 [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM.........TO........
                        COMMISSION FILE NO. 0-20310
                      SUPERIOR ENERGY SERVICES, INC.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                           75-2379388
   (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

           1105 Peters Road
              Harvey, LA                            70058
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

               Registrant's telephone number: (504) 362-4321


        Securities registered pursuant to Section 12(b) of the Act:

                                   NONE

        Securities registered pursuant to Section 12(g) of the Act:

                               Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X       No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 2000 based on the closing price on Nasdaq National Market on that date was $308,300,000.

The number of shares of the Registrant's common stock outstanding on March 15, 2000 was 59,926,289.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders have been incorporated by reference into Part IV of this Form 10-K.



=====================================================================

                      SUPERIOR ENERGY SERVICES, INC.
                      ANNUAL REPORT ON FORM 10-K FOR
                  THE FISCAL YEAR ENDED DECEMBER 31, 1999

                             TABLE OF CONTENTS

                                                                           PAGE

PART I

   Items 1. & 2.  Business and Properties                                      1
   Item 3.        Legal Proceedings                                            9
   Item 4.        Submission of Matters to a Vote of Security Holders          9
   Item 4A.       Executive Officers of Registrant                             9

PART II

   Item  5.       Market for Registrant's Common Equity and Related
                  Stockholder Matters                                         10
   Item 6.        Selected Financial Data                                     11
   Item 7.        Management's  Discussion and Analysis of Financial
                  Condition and Results of Operations                         12
   Item 7A.       Quantitative and Qualitative Disclosures about Market
                  Risk                                                        15
   Item 8.        Financial Statements and Supplementary Data                 16
   Item 9.        Changes in and disagreements with Accountants on
                  Accounting and Financial Disclosure                         35

PART III

   Item 10.       Directors and Executive Officers of the Registrant          35
   Item 11.       Executive Compensation                                      35
   Item 12.       Security Ownership  of Certain Beneficial Owners and
                  Management                                                  35
   Item 13.       Certain Relationships and Related Transactions              35

PART IV

   Item 14.       Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K                                                    36

EXPLANATORY NOTE

On July 15, 1999, we acquired Cardinal Holding Corp. through its merger with one of our wholly-owned subsidiaries. The merger was treated for accounting purposes as if Superior was acquired by Cardinal in a purchase business transaction. The purchase method of accounting required that we carry forward Cardinal's net assets at their historical book value and reflect Superior's net assets at their estimated fair value at the date of the merger. Accordingly, all historical financial results presented in the consolidated financial statements included in this Annual Report for periods prior to July 15, 1999 reflect Cardinal's results on a stand-alone basis. Cardinal's historical operating results were substantially different than ours for the same period and reflected substantial non-cash and extraordinary charges associated with a recapitalization and refinancing. The results for the year ended December 31, 1999 reflect twelve months of Cardinal's operations, five and one-half months of our operations after the merger and two months of operations of Production Management Companies, Inc., which we acquired effective November 1, 1999. Consequently, analyzing prior period results to determine or estimate our future operating potential will be difficult given the accounting treatment of the Cardinal merger, our subsequent acquisition of Production Management and the substantial non-cash and extraordinary charges Cardinal incurred prior to the merger.

PART I

ITEMS 1. & 2.  BUSINESS AND PROPERTIES

GENERAL

We provide a broad range of specialized oilfield services and equipment to oil and gas companies in the Gulf of Mexico and throughout the Gulf Coast region. These services and equipment include:

 * well services including plug and abandonment ("P&A") services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services and electric wireline services,
 *  mechanical wireline services,
 *  the rental of liftboats
 *  the rental of specialized oilfield equipment,
 *  environmental cleaning services,
 *  field management services, and
 * the manufacture and sale of drilling instrumentation and oil spill containment equipment.

Over the past few years, we have significantly expanded our geographic scope of operations and the range of production related services we provide through both internal growth and strategic acquisitions. In July 1999, we completed the acquisition by merger of Cardinal Holding Corp., and in November 1999, we completed the acquisition of Production Management Companies, Inc., thereby making these companies two of our wholly-owned subsidiaries. These acquisitions firmly established us as a market leader in providing most offshore production related services using liftboats as work platforms and allowed us to expand our scope of operations to include offshore platform and property management services.

The decline in drilling and workover activity in the Gulf of Mexico triggered by low oil prices that began in 1998 adversely affected our results of operations for the fiscal year ended December 31, 1999. Our operating results are directly tied to industry demand for our services, most of which are performed in the Gulf of Mexico. While we have focused on providing production related services where, historically, demand has not been as volatile as for exploration related services, we expect our operating results to be highly leveraged to industry activity levels in the Gulf of Mexico. For additional industry segment information for the year ended December 31, 1999, see note 13 to consolidated financial statements.

OPERATIONS

WELL SERVICES. We are the leading provider of P&A services in the Gulf of Mexico. These services involve the acts of "plugging" and "abandoning" a well that is no longer productive. We perform both permanent and temporary P&A services. If a well is permanently plugged, the well will no longer produce, and we will remove all evidence of the well's existence on the surface or on the bottom of the sea. We can also plug a well temporarily to enable the operator to come back at a later date and use the well again.

We construct all of our P&A equipment providing us the flexibility to build equipment to satisfy market demand. Our custom-built, skid-mounted P&A equipment is generally smaller than those used by many of our competitors. This equipment allows us to complete the P&A process from the platform or from liftboats rather than using a drilling rig ("rig-less P&A"). Rig-less P&A offers a cost advantage over P&A methods that require a drilling rig, and management believes that the large majority of the wells in the Gulf of Mexico can be plugged and abandoned using the rig-less P&A method. In delivering P&A services, we have combined both wireline and pumping expertise, which traditionally have been provided separately. We believe that this combined expertise gives us an advantage over many of our competitors. The addition of our liftboat fleet through our acquisition of Cardinal has further solidified this competitive advantage by providing us with greater access to the liftboats used in the delivery of our P&A services.

To a more limited extent, we also provide coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services and electric wireline services.

WIRELINE SERVICES. We are the leading provider of mechanical wireline services in the Gulf of Mexico with approximately 200 offshore wireline units, 20 land wireline units and 18 liftboats configured specifically for wireline services. A wireline unit is a spooled wire that can be unwound and lowered into a well carrying various types of tools. Wireline services are used for a variety of purposes, such as:

 *    accessing a well to assist in data acquisition or logging activities,
 *    fishing tool operations to retrieve lost or broken equipment,
 *    pipe recovery, and
 *    remedial activities.

In addition, wireline services are an integral part of the P&A services that we provide.

MARINE SERVICES. We have the largest and most diverse liftboat fleet in the Gulf of Mexico. With our liftboat fleet, we are the leading provider of liftboat rental services in the Gulf of Mexico. Our fleet contains 42 liftboats, 24 of which have leg lengths of 100 feet or more. We are currently refurbishing a liftboat with 200 foot legs that was damaged in September 1999 and also have another 200 foot liftboat under construction that we expect to add to our fleet in the third quarter of 2000.

A liftboat is a self-propelled, self-elevating work platform with legs, cranes and living accommodations. Upon arriving at its destination, the liftboat hydraulically lowers its legs until they are positioned on the ocean floor, and then jacks up until the work platform is sufficiently above the water level. Once positioned, the stability, open deck area, crane capacity, and relatively low cost of operation make liftboats ideal work platforms for a wide range of offshore activity from platform construction to P&A services. Each of our liftboats also have either one or two cranes with lift capacity of up to 100 tons. In addition, the capability to reposition at a work site or to move to another location within a short time adds to their versatility. Liftboat services are highly complementary to both wireline and P&A operations, as both require a work platform. Liftboats are also frequently used when removing platforms or performing workovers on wells.

RENTAL TOOLS. As a leading provider of rental tools in the Gulf Coast region, we manufacture, sell and rent specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The drilling and operation of oil and gas wells generally requires a variety of equipment. The equipment needed for a particular well is in large part determined by the geological features of the well area and the size of the well itself. As a result, operators and drilling contractors often find it more economical to supplement their inventories with rental tools instead of maintaining a complete inventory of tools.

Through internal growth and acquisitions, we have increased the size of our rental tool inventory and now have 16 locations that are located in all major staging points for offshore oil and gas activities in Texas and Louisiana. We also have a rental tool operation in Venezuela with a limited inventory of rental tools for this market area.

ENVIRONMENTAL SERVICES. We provide a full range of environmental cleaning services, including vessel pressure cleaning and safe vessel entry. In addition to conventional tank and vessel pressure cleaning, we use our patented technology for on-line/remote cleaning to pressure clean vessels while under normal operation and flow. This patented technology offers numerous benefits, including no confined space entry, the elimination of production shut-in and the reduction of waste disposal costs. Other environmental cleaning services we provide include:

 *  glycol system rehabilitation,
 * naturally occurring radioactive material remediation and decontamination at offsite locations,
 *  emergency site cleanup,
 *  bulk storage tank cleaning and demolition, and
 *  the rental of containers used in the disposal of waste products.

FIELD MANAGEMENT SERVICES.   We  also  provide  a  comprehensive  range  of
platform and field management services to the onshore and offshore oil and gas industry, including:

 *  property management,
 *  maintenance,
 *  supplemental personnel, and
 *  logistics services.

We provide, on a monthly contracting basis, all services required for the daily mechanical operation and maintenance of offshore producing oil and gas properties and platforms, including engineering services, operating labor, transportation, tools and supplies, and technical supervision. We currently provide such property management services to approximately 75 offshore facilities in the Gulf of Mexico. In addition, we provide supplemental labor on both a short and long term basis to our customers.

OTHER SERVICES. We also provide other services, including the manufacture and sale of drilling instrumentation and oil spill containment equipment.

We design, manufacture and sell specialized drilling rig instrumentation and computerized electronic torque and pressure control equipment. Our torque and pressure control equipment is used in drilling and workover operations, as well as the manufacture of oilfield tubular goods. The torque control equipment monitors the relationship between size, weight, grade, rate of makeup, torque and penetration of tubular goods to ensure a leak-free connection within the pipe manufacturer's specification. The electronic pressure control equipment monitors and documents internal and external pressure testing of tubular connections.

We  also  sell  oil  spill   containment   inflatable  boom  and  ancillary
storage/deployment/retrieval equipment. Our inflatable boom utilizes continuous single-point inflation technology with air feeder sleeves in combination with mechanical check valves to permit continuous inflation of the boom material. We sell, rent and license oil spill containment technology to domestic and foreign oil companies, oil spill response companies and cooperatives, the United States Coast Guard and to foreign governments and their agencies.

CUSTOMERS

We derive a significant amount of revenue from a small number of major and independent oil and gas companies. No single customer represented 10% or more of our total revenue in 1999 or 1998. In 1997, one customer accounted for approximately 11.2% of our total revenue, primarily in the marine and wireline segments. Our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or existing customers, could have a material adverse effect on our business and financial condition.

COMPETITION

We compete in highly competitive areas of the oilfield services industry. The products and services of each of our principal operating segments are sold in highly competitive markets, and our revenues and earnings can be affected by the following factors:

 *  changes in competitive prices,
 *  fluctuations in the level of activity and major markets,
 *  an increased number of liftboats in the Gulf of Mexico
 *  general economic conditions, and
 *  governmental regulation.

We compete with the oil and gas industry's largest integrated oilfield service providers. We believe that the principal competitive factors in the market areas that we serve are price, product and service quality, availability and technical proficiency.

Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than our products and services. Further, if additional liftboats enter the Gulf of Mexico market area, it would increase the competition for that service. Competitive pressures or other factors also may result in significant price competition that could have a material adverse effect on our results of operations and financial condition. Finally, competition among oilfield service and equipment providers is also affected by each provider's reputation for safety and quality. Although we believe that our reputation for safety and quality service is good, you cannot be sure that we will be able to maintain our competitive position.

POTENTIAL LIABILITIES AND INSURANCE

Our operations involve a high degree of operational risk, particularly of personal injury and damage or loss of equipment. Failure or loss of our equipment could result in property damages, personal injury, environmental pollution and other damage for which we could be liable. Litigation arising from the sinking of a liftboat or a catastrophic occurrence at a location where our equipment and services are used may in the future result in large claims for damages. We maintain insurance against risks that we believe is consistent with industry standards and required by our customers. Although we believe that our insurance protection is adequate, and that we have not experienced a loss in excess of policy limits, you cannot be sure that we will be able to maintain adequate insurance at rates which we consider commercially reasonable, nor that such coverage will be adequate to cover all claims that may arise.

GOVERNMENTAL REGULATION

Our business is significantly affected by the following:

 * state and federal laws and other regulations relating to the oil and gas industry,
 * changes in such laws,
 * changing administrative regulations, and
 * the level of enforcement thereof.

We cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings in the future. We also can not predict whether additional laws and regulations will be adopted, or the effect such changes may have on us, our businesses or our financial condition.

Federal and state laws require owners of non-producing wells to plug the well and remove all exposed piping and rigging before the well is permanently abandoned. The timing and need for P&A services for wells situated on the federal outer continental shelf are regulated by the Minerals Management Service (United States Department of the Interior). The Minerals Management Service generally requires wells to be permanently plugged and abandoned within one year of lease expiration. State regulatory agencies similarly regulate P&A services within state coastal waters. State regulatory timeframes for P&A can be as long as one year for wells in Texas coastal waters or as short as 90 days after the drilling or production operations cease in Louisiana coastal waters. The Minerals Management Service and state regulatory agencies routinely grant extensions of time for P&A requirements when a well has future leasehold potential or when it is consistent with prudent operating practices, economic considerations or other special circumstances. You cannot be sure that a decrease in the level of industry compliance with or enforcement of such laws and regulations in the future would not adversely affect the demand for our services and products. In addition, the demand for our services from the oil and gas industry is affected by changes in pertinent laws and regulations. The adoption of new laws and regulations curtailing drilling for oil and gas in our areas of operations for economic, environmental or other policy reasons could also adversely affect our operations by limiting demand for our services.

Certain of our employees who perform services on offshore platforms and vessels are covered by the provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws operate to make the liability limits established under state workers' compensation laws inapplicable to these employees. Instead, these employees or their representatives are permitted to pursue actions against us for damages for job related injuries, with generally no limitations on our potential liability.

Our operations also subject us to compliance with certain federal and state pollution control and environmental protection laws and regulations. We believe that our present operations substantially comply with these laws and regulations and that such compliance has had no material adverse effect upon our operations to date. Sanctions for noncompliance may include the following:

 *  revocation of permits,
 *  corrective action orders,
 *  administrative or civil penalties, and
 *  criminal prosecution.

Certain environmental laws provide for joint and several strict liabilities for remediation of spills and other releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Finally, some environmental statutes impose strict liability, which could render us liable for environmental damage without regard to our negligence or fault. You cannot be sure that environmental laws will not, in the future, materially adversely affect our operations and financial condition.

EMPLOYEES

As of March 15, 2000, we had approximately 1,730 employees. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

FACILITIES

Our principal operating facilities are located in Harvey, Louisiana on a 14 acre tract. We support the operations conducted by our liftboats from a
3.5 acre maintenance and office facility in New Iberia, Louisiana located on the intracoastal waterway that provides access to the Gulf. We also own certain facilities and lease other office, service and assembly facilities under various operating leases, including 16 facilities located in Texas and Louisiana to support our rental tool operations. We believe that all of our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

INTELLECTUAL PROPERTY

We use several patented items in our operations, which management believes are important but are not indispensable to our operations. Although we anticipate seeking patent protection when possible, we rely to a greater extent on the technical expertise and know-how of our personnel to maintain our competitive position.

CAUTIONARY STATEMENTS

Certain statements made in this Annual Report that are not historical facts
are  "forward-looking  statements."   Such  forward-looking statements  may
include, without limitation, statements that relate to:

 *        statements regarding our business strategy, plans and objectives;

 * statements expressing our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future; and

 * statements concerning our future expansion plans, including our anticipated level of capital expenditures for, and the nature and scheduling of, purchases or manufacture of rental tool equipment, wireline or P&A equipment, and liftboats.

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

WE ARE SUBJECT TO THE CYCLICAL INFLUENCES OF THE OIL AND GAS INDUSTRY.

Our business depends in large part on the level of oilfield activity in the Gulf of Mexico and along the Gulf Coast. The level of oil field activity is affected in turn by the willingness of oil and gas companies to make expenditures for the exploration, production and development of oil and natural gas. The purchases of the products and services we provide are, to a substantial extent, deferrable in the event oil and gas companies reduce capital expenditures. Therefore, the willingness of our customers to make expenditures is critical to our operations. The levels of such capital expenditures are influenced by:

 * oil and gas prices and industry perceptions of future prices,

 * the cost of exploring for, producing and delivering oil and gas,

 * the ability of oil and gas companies to generate capital,

 * the sale and expiration dates of leases in the United States,

 * the discovery rate of new oil and gas reserves, and

 * local and international political and economic conditions.

Although the production and development sectors of the oil and gas industry are less immediately affected by changing prices, and, as a result, less volatile than the exploration sector, producers generally react to declining oil and gas prices by reducing expenditures. This has, in the past, and may, in the future, adversely affect our business. We are unable to predict future oil and gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services and our financial condition and results of operations.

WE ARE VULNERABLE TO  THE  POTENTIAL  DIFFICULTIES  ASSOCIATED  WITH  RAPID
EXPANSION.

We have grown rapidly over the last several years through internal growth and acquisitions of other companies. Our future success depends on our ability to manage the rapid growth that we have experienced, and this will demand increased responsibility from our management personnel. The following factors could present difficulties to us:

 * the lack of sufficient executive-level personnel;

 * the increased administrative burdens; and

 * the increased logistical problems common with large, expansive operations.

If we do not manage these potential difficulties successfully, our operating results could be adversely affected. The historical financial information herein is not necessarily indicative of the results that would have been achieved had we been operated on a fully integrated basis or the results that may be realized in the future.

OUR INABILITY TO CONTROL THE INHERENT RISKS OF ACQUIRING BUSINESSES COULD ADVERSELY AFFECT OUR OPERATIONS.

Acquisitions have been and may continue to be a key element of our business strategy. We cannot assure you that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. Such additional debt service requirements may impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to our stockholders. We cannot assure you that we will be able to successfully consolidate the operations and assets of any acquired business with our own business. Acquisitions may not perform as expected when the acquisition was made and may be dilutive to our overall operating results. In addition, our management may not be able to effectively manage our increased size or operate a new line of business

WE ARE SUSCEPTIBLE TO ADVERSE WEATHER CONDITIONS IN THE GULF OF MEXICO.

Our operations are directly affected by the seasonal differences in weather patterns in the Gulf of Mexico. These differences may result in increased operations in the spring, summer and fall periods and a decrease in the winter months. The seasonality of oil and gas industry activity as a whole in the Gulf Coast region also affects our operations and sales of equipment. Weather conditions generally result in higher drilling activity in the spring, summer and fall months with the lowest activity in winter months. The rainy weather, hurricanes and other storms prevalent in the Gulf of Mexico and along the Gulf Coast throughout the year may also affect our operations. Accordingly, our operating results may vary from quarter to quarter, depending on factors outside of our control. As a result, full year results are not likely to be a direct multiple of any particular quarter or combination of quarters.

WE DEPEND ON SIGNIFICANT CUSTOMERS.

We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. Our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations.

OUR INDUSTRY IS HIGHLY COMPETITIVE.

We compete in highly competitive areas of the oil field services industry. The products and services of each of our principal industry segments are sold in highly competitive markets, and our revenues and earnings may be affected by the following factors:

 * changes in competitive prices;

 * fluctuations in the level of activity and major markets;

 * an increased number of liftboats in the Gulf of Mexico;

 * general economic conditions; and

 * governmental regulation.

We compete with the oil and gas industry's largest integrated oil field services providers. We believe that the principal competitive factors in the market areas that we serve are price, product and service quality, availability and technical proficiency.

Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than our products and services. Further, additional liftboat capacity in the Gulf of Mexico would increase competition for that service. Competitive pressures or other factors also may result in significant price competition that could have a material adverse effect on our results of operations and financial condition. Finally, competition among oil field service and equipment providers is also affected by each provider's reputation for safety and quality. Although we believe that our reputation for safety and quality service is good, you cannot be sure that we will be able to maintain our competitive position.

THE DANGERS INHERENT IN OUR OPERATIONS AND THE POTENTIAL LIMITS ON INSURANCE COVERAGE COULD EXPOSE US TO POTENTIALLY SIGNIFICANT LIABILITY COSTS.

Our operations involve the use of liftboats, heavy equipment and exposure to inherent risks, including equipment failure, blowouts, explosions and fire. In addition, our liftboats are subject to operating risks such as catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, oil and hazardous substance spills and navigation errors. The occurrence of any of these events could result in our liability for personal injury and property damage, pollution or other environmental hazards, loss of production or loss of equipment. In addition, certain of our employees who perform services on offshore platforms and vessels are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws make the liability limits established by state workers' compensation laws inapplicable to these employees and instead permit them or their representatives to pursue actions against us for damages for job-related injuries. In such actions, there is generally no limitation on our potential liability.

Any  litigation  arising  from  a  catastrophic  occurrence  involving  our services or equipment could result in large claims for damages. The frequency and severity of such incidents affect our operating costs, insurability and relationships with customers, employees and regulators. Any increase in the frequency or severity of such incidents, or the general level of compensation awards with respect to such incidents, could affect our ability to obtain projects from oil and gas companies or insurance. This could have a material adverse effect on us. We maintain what we believe is prudent insurance protection. You cannot be sure that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims that may arise.

THE NATURE OF OUR INDUSTRY SUBJECTS US TO COMPLIANCE WITH REGULATORY AND ENVIRONMENTAL LAWS.

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

Federal and state laws that require owners of non-producing wells to plug the well and remove all exposed piping and rigging before the well is permanently abandoned significantly affect the demand for our plug and abandonment services. A decrease in the level of enforcement of such laws and regulations in the future would adversely affect the demand for our services and products. In addition, demand for our services is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas in our areas of operations for economic, environmental or other policy reasons could also adversely affect our operations by limiting demand for our services.

We also have potential environmental liabilities with respect to our offshore and onshore operations, including our environmental cleaning services. Certain environmental laws provide for joint and several liabilities for remediation of spills and releases of hazardous substances. These environmental statutes may impose liability without regard to negligence or fault. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. We believe that our present operations substantially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has had no material adverse effect on our operations to date. However, such environmental laws are changed frequently. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. We are unable to predict whether environmental laws will in the future materially adversely affect our operations and financial condition.

ITEM 3.  LEGAL PROCEEDINGS

We are a party to various routine legal proceedings primarily involving commercial claims, workers' compensation claims and claims for personal injury under the General Maritime Laws of the United States and the Jones Act. We insure against these risks to the extent deemed prudent by our management, but no assurance can be given that the nature and amount of such insurance will in every case fully indemnify us against liabilities arising out of pending and future legal proceedings related to our business activities. While the outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty, our management believes that the outcome of all such proceedings, even if determined adversely, would not have a material adverse effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth certain information about our executive officers.


 NAME AND AGE                   POSITION
 ------------                   --------
 Terence E. Hall, 54..........  Chairman of the Board, Chief Executive Officer, President
 Kenneth Blanchard, 50........  Vice President
 Charles Funderburg, 45.......  Vice President
 Robert S. Taylor, 45.........  Chief Financial Officer
 James A. Holleman, 42........  Vice President
 Dale L. Mitchell, 37.........  Vice President

TERENCE E. HALL has served as our Chairman of the Board, Chief Executive Officer, President and Director since December 1995. Since 1989 he also served as President and Chief Executive Officer of the following wholly-owned subsidiaries of Superior: Superior Well Service, Inc. and Connection Technology, Ltd.

KENNETH BLANCHARD has served as one of our Vice Presidents since December 1995. Prior to this, he served as Vice President of Connection Technology, Ltd.

CHARLES FUNDERBURG has served as one of our Vice Presidents since December 1995. Prior to this, he served as Vice President of Superior Well Service, Inc.

ROBERT S. TAYLOR has served as our Chief Financial Officer since January 1996. From May 1994 to January 1996, he served as Chief Financial Officer of Kenneth Gordon (New Orleans), Ltd., an apparel manufacturer. From November 1989 to May 1994, he served as Chief Financial Officer of Plywood Panels, Inc. Prior thereto, Mr. Taylor served as controller for Plywood Panels, Inc. and Corporate Accounting Manager of D.H. Holmes Company, Ltd., a department store chain.

JAMES A. HOLLEMAN has served as a Vice President since July 1999. From 1994 until July 1999, he served as Chief Operating Officer of Cardinal and has been active in Cardinal's business since 1981. Prior thereto, he was employed by Reading and Bates in Houston, Texas and Industrial Lift Trucks, Inc. in Lafayette, Louisiana.

DALE L. MITCHELL has served as a Vice President since July 1999. From 1998 until July 1999, he served as Vice President of Marine Services of Cardinal. Prior to 1998, he served in numerous operational and managerial roles within Cardinal's Marine Services division.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "SESI." The following table sets forth the high and low bid prices per share of the Common Stock as reported by the Nasdaq National Market for each fiscal quarter during the past two fiscal years.

                                              HIGH        LOW
                                             -------    -------
1998
     First Quarter                           $ 10.50    $  7.00
     Second Quarter                            12.00       4.78
     Third Quarter                              5.75       2.88
     Fourth Quarter                             4.56       2.44
1999
     First Quarter                           $  3.97    $  2.00
     Second Quarter                             5.75       2.75
     Third Quarter                              7.50       4.88
     Fourth Quarter                             7.06       5.25
2000
     First Quarter (through March 15, 2000)  $  8.98    $  6.00

As of March 15, 2000, there were 59,926,289 shares of Common Stock outstanding, which were held by approximately 165 record holders.

We intend to retain all of the cash our business generates to meet our working capital requirements and fund future growth. We do not plan to pay cash dividends on our common stock in the foreseeable future. In addition, our credit facility prevents us from paying dividends or making other distributions to our stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data presented below for each of the past five fiscal years should be read together with Management's Discussion and Analysis of Financial Condition and Results of Operations and the
Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Annual Report. All amounts in the table below are in thousands, except per share data.

                                          1999           1998           1997           1996           1995
                                        ---------      ---------      ---------      ---------      ---------

Revenues                                $ 113,076 (1)  $  82,223 (2)  $  63,412      $  48,128      $  28,798
Income from operations                     10,016         15,558         15,285          8,348          2,717
Income (loss) before extraordinary
  losses                                   (2,034)         1,203          4,321          2,894            333
Extraordinary losses, net                  (4,514)(3)    (10,885)(4)          -              -         (1,335)(5)
Net income (loss)                          (6,548)        (9,682)         4,321          2,894         (1,002)
Net income (loss) before
  extraordinary losses per share:
    Basic                                   (0.11)          0.06           0.21           0.14           0.02
    Diluted                                 (0.11)          0.06           0.20           0.13           0.02
Net income (loss) per share:
    Basic                                   (0.25)         (1.27)          0.21           0.14          (0.05)
    Diluted                                 (0.25)         (1.27)          0.20           0.13          (0.05)
Total assets                              282,255        107,961         62,387         43,928         40,402
Long-term debt, less current portion      117,459        120,210         31,297         26,200         28,002


(1) On July 15, 1999, we acquired Cardinal through a merger by issuing 30,239,568 shares of our common stock. Because Cardinal's shareholders held 51% of our outstanding common stock immediately after the merger, among other factors, the merger has been accounted for as a reverse acquisition which has resulted in the adjustment of our net assets existing at the time of the merger to their estimated fair value as required by the rules of purchase accounting. Our operating results have been included from July 15, 1999.

   Effective November 1, 1999, we acquired Production Management Companies, Inc. for $3.0 million in cash and 610,000 shares of our common stock. Additional payments, if any, of up to $11 million will be based upon a multiple of Production Management's future earnings before interest, taxes, depreciation and amortization. The acquisition was accounted for as a purchase, and Production Management's operating results have been included from November 1, 1999.

(2) In 1998, Cardinal acquired all of the outstanding stock of three companies for an aggregate purchase price of $24.1 million with a combination of cash and stock as consideration for the acquisitions. Each of these acquisitions was accounted for using the purchase method and the results of operations of the acquired companies have been included from their respective acquisition dates.

(3) The repayment of our combined indebtedness in July 1999 in connection with the Cardinal acquisition resulted in an extraordinary loss of $4.5 million, net of a $2.1 million income tax benefit, which included the premium on Cardinal's subordinated debt and the write-off of all unamortized debt acquisition costs.

(4) In February, 1998, Cardinal completed a recapitalization and refinancing which was funded through senior secured debt, subordinated debt and equity investments. As a result of the recapitalization, Cardinal recorded an increase in equity of $57.5 million from the issuance of Class A common stock and Class C preferred stock; incurred $7.1 million of costs associated with the debt acquisition and reduction to net proceeds from the issuance of stock; recorded a reduction in equity of $114.8 million from the redemption of Class A common stock and Class C preferred stock; and recorded an extraordinary loss of $10.9 million for the estimated value of warrants of $10.5 million and unamortized debt acquisition costs of $379,000 (net of $214,000 income tax benefit).

(5) In October 1995, Cardinal refinanced various debt instruments and recorded an extraordinary loss of $1.3 million, net of a $0.8 million income tax benefit, which included a prepayment premium and the write-off of debt acquisition costs and interest rate cap agreement costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See "Cautionary Statements."

ACQUISITION OF CARDINAL HOLDING CORP.

On July 15, 1999, we acquired Cardinal Holding Corp. through its merger with one of our wholly-owned subsidiaries. The merger was treated for accounting purposes as if we were acquired by Cardinal in a purchase business transaction. The purchase method of accounting required that we carry forward Cardinal's net assets at their historical book value and reflect our net assets at their estimated fair value at the date of the merger. Accordingly, all historical financial information presented in the consolidated financial statements included in this Annual Report for periods prior to July 15, 1999 reflect Cardinal's results on a stand-alone basis. Cardinal's historical operating results were substantially different than ours for the same periods and reflected substantial non-cash and extraordinary charges associated with a recapitalization and refinancing. Our 1999 results reflect twelve months of Cardinal's operations, five and one-half months of our operations after the merger and two months of operations of Production Management Companies, Inc., which we acquired effective November 1, 1999. Consequently, analyzing prior period results to determine or estimate our future operating potential will be difficult given the accounting treatment of the Cardinal merger, our subsequent acquisition of Production Management and the substantial non-cash and extraordinary charges Cardinal incurred prior to the merger.

OVERVIEW

We provide a broad range of specialized oilfield services and equipment to oil and gas companies in the Gulf of Mexico and throughout the Gulf Coast region. These services and equipment include:

 * well services including P&A services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services and electric wireline services,
 * mechanical wireline services,
 * the rental of liftboats
 * the rental of specialized oilfield equipment,
 * environmental cleaning services,
 * field management services, and
 * the manufacture and sale of drilling instrumentation and oil spill containment equipment.

Over the past few years, we have significantly expanded the geographic scope of our operations and the range of production related services that we provide through both internal growth and strategic acquisitions. In July 1999, we completed the Cardinal acquisition, and in November 1999, we completed the Production Management acquisition thereby making these companies two of our wholly-owned subsidiaries. These acquisitions firmly established us as a market leader in providing most offshore production related services using liftboats as work platforms and allowed us to expand our scope of operations to include offshore platform and property management services.

The decline in drilling and workover activity in the Gulf of Mexico triggered by low oil prices that began in 1998 adversely affected our 1999 results of operations. Our operating results are directly tied to industry demand for our services, most of which are performed in the Gulf of Mexico. While we have focused on providing production related services where, historically, demand has not been as volatile as for exploration related services, we expect our operating results to be highly leveraged to industry activity levels in the Gulf of Mexico. For additional industry segment information for 1999, see note 13 to our consolidated financial statements.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998.

Our 1999 revenues were $113.1 million compared to $82.2 million for 1998. Due to the accounting treatment required for the Cardinal acquisition, our 1999 operating results reflected twelve months of Cardinal's operations, five and one-half months of our operations after the merger and two months of operations of Production Management. 1998 reflects only Cardinal's operations on a stand-alone basis. Even though we had increased revenues in 1999, we experienced decreased demand in 1999 in all of our operating segments as a result of low industry activity levels.

As demand for our services decreased in 1999 compared to 1998, our gross margins decreased to 40.4% in 1999 from 46.6% in 1998. Our decreased gross margin percentage is primarily due to our marine segment acquired in the Cardinal acquisition. Since our marine segment's cost of services are primarily fixed in nature, our gross margin percentage may vary substantially due to changes in day rates and utilization of our liftboats. Our rental tool segment contributed our highest gross margin percentage in 1999 and partially offset the decrease on a comparative basis since Cardinal did not have a rental tool segment. Our wireline segment also experienced a decline in gross margin percentage in 1999 compared to 1998. Our field management segment, which was acquired in the Production Management acquisition, contributed our lowest gross margin percentage. Of all of our production related services, the field management segment is expected to produce the lowest gross margin percentage since its largest cost of sales component is providing contract labor.

Depreciation and amortization increased to $12.6 million in 1999 from $6.5 million in 1998. Most of the increase resulted from the larger asset base following the merger and the Production Management acquisition. Depreciation also increased as a result of our $9.2 million of capital expenditures in 1999 and Cardinal's 1998 acquisitions.

General and administrative expenses increased to $23.1 million in 1999 from $16.2 million in 1998. The increase is the result of Cardinal's expenses for twelve months, our expenses for five and one-half months and Production Management for two months.

In July 1999, in connection with the Cardinal acquisition, we refinanced our combined debt, which resulted in an extraordinary charge of $4.5 million, net of income taxes of $2.1 million. The majority of the extraordinary charge was non-cash in nature. During 1998, Cardinal incurred extraordinary charges of $10.9 million, net of income taxes of $0.2 million, in connection with a recapitalization and refinancing. These charges were also mostly of a non-cash nature.

We recorded a 1999 net loss before extraordinary charges of $2.0 million, or $0.11 loss per diluted share. After extraordinary charges, we recorded a net loss of $6.5 million, or $0.25 loss per diluted share, as compared to a net loss of $9.7 million, or $1.27 loss per diluted share, for 1998.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED  DECEMBER  31, 1998
AND 1997

The results of operations for the years ended December 31, 1998 and 1997 were prior to our acquisition of Cardinal and, accordingly, reflect Cardinal's results on a stand-alone basis. We do not believe Cardinal's historical operating results under different management are relevant other than to demonstrate the operating leverage associated with our marine segment.

In 1998, Cardinal's operating results began to be impacted by the decline in industry activity levels in the Gulf as a result of the decline in oil and gas prices. The 1998 third quarter was impacted by a nearly continuous series of storms and hurricanes that significantly curtailed activity in September 1998.

Revenues for 1998 were $82.2 million as compared to $63.4 million for 1997. Approximately 60% of the increase was due to the additional products and services Cardinal began providing in 1998, including coiled tubing services, pumping and stimulation services and two additional 200 foot liftboats. The remaining 40% was the result of acquisitions made during 1998.

The 1998 gross margin was 46.6% compared to 47.2% for 1997. Most of the decrease in gross margin was related to slightly higher labor costs associated with Cardinal's acquisitions and new services.

Depreciation and amortization expenses increased to $6.5 million in 1998 from $4.2 million in 1997. Most of the increase resulted from the larger asset base that resulted from Cardinal's 1998 acquisitions as well as from 1998 capital expenditures of $19.0 million, primarily for marine vessels.

General and administrative expenses were $16.2 million for 1998 as compared to $10.4 million for 1997. This increase was due to the acquisitions Cardinal made in 1998, additional sales expenses associated with an expanded marketing program, an increase in employee benefits and a one time stock award to management which was recorded as compensation expense.

Interest expense increased 142% to $13.2 million for 1998 compared to $5.5 million for 1997. This increase resulted from Cardinal's higher debt levels following a recapitalization and refinancing.

Other expenses for 1997 represent consulting fees that were paid to Cardinal's previous owner prior to the recapitalization.

In 1998, Cardinal completed a recapitalization and refinancing which resulted in an extraordinary charge of $10.9 million, net of income taxes of $0.2 million, which included the unamortized estimated value of stock warrants that were redeemed for $10.5 million and unamortized financing costs of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are for working capital, acquisitions, capital expenditures and debt service. Our primary sources of liquidity are cash flow from operations and borrowings under our revolving credit facility. Our 1999 net cash provided by operating activities was $14.5 million as compared to $3.6 million for 1998. The increase was due principally to the merger with Cardinal and acquisition of Production Management Companies, Inc.

Our working capital at December 31, 1999 was $25.2 million. We had cash and cash equivalents of $8.0 million at December 31, 1999. In December 1999, we received a $6.6 million insurance settlement that we will use to refurbish our liftboat that was damaged in September 1999.

We have a term loan and revolving credit facility that was implemented in July 1999 to provide $110 million term loan to refinance our long-term debt after the Cardinal acquisition, provide a $20 million revolving credit facility and $22 million that we can use to pay additional contingent consideration from our prior acquisitions. We amended the credit facility in November 1999 to increase the term loan by $10 million to refinance Production Management's existing indebtedness and to pay the cash portion of the acquisition price. Under the credit facility, the term loan requires quarterly principal installments that commenced December 31, 1999 in the amount of $519,000 and then increasing up to an aggregate of approximately $1.6 million a quarter until 2006 when $92 million will be due and payable. The credit facility bears interest at a LIBOR rate plus margins that depend on our leverage ratio. As of March 1, 2000, the amount outstanding under the term loan was $119.5 million and there were no borrowings outstanding under the revolving credit facility. At December 31, 1999, the weighted average interest rate on the credit facility was 9.28%. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our subsidiaries. The credit facility contains customary events of default and requires that we maintain debt coverage and leverage ratios. It also limits our ability to make capital expenditures, pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

In November 1999, we acquired Production Management Companies, Inc. for $3.0 million in cash and 610,000 shares of our common stock. Up to $11.0 million will be potentially payable in the future based upon a multiple of four times Production Management's average earnings before interest, taxes, depreciation, amortization less certain other adjustments. If the overall current industry activity levels continue, the additional consideration actually paid will be materially less than the maximum consideration.

In 1999, we made capital expenditures of $9.2 million primarily to further expand our rental tool equipment. Other capital expenditures included electric wireline skids, plug and abandonment equipment and capital improvements to our liftboats.

In September of 1999, one of our two hundred foot class liftboats was damaged in the Gulf of Mexico. In late December 1999, we received a $6.6 million insurance settlement for the damage, which is expected to pay for the vessel's refurbishment.

We have identified capital projects that will require approximately $25 million for 2000. We believe that cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects and working capital requirements.

We expect to pay approximately $21.4 million in the fourth quarter of 2000 for additional consideration related to our 1997 acquisitions. The consideration will be capitalized as additional purchase price of the acquired companies, and we expect to use the $22 million portion of the credit facility, which was designed to fund these payments.

We significantly increased our financial leverage in 1999 with the Cardinal and Production Management acquisitions. In 2000, if market conditions improve, we will consider issuing equity to reduce our financial leverage. We intend to continue implementing our acquisition strategy to increase our scope of services. Depending on the size of any future acquisitions, we may also require additional equity or debt financing in excess of amounts available under our revolving credit facility.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Earlier application of the provisions of the Statement is encouraged and is permitted as of the beginning of any fiscal quarter that begins after the issuance of the Statement. We have not yet assessed the financial impact of adopting this statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk associated with interest rates. We make limited use of derivative financial instruments to manage risks associated with existing or anticipated transactions. We do not hold derivatives for trading purposes or use derivatives with leveraged or complex features. Derivative instruments are traded with creditworthy major financial institutions.

At December 31, 1999, we were a party to interest rate swaps with notional amounts totaling $46.2 million that were designed to convert a similar amount of variable-rate debt to fixed rates. The swaps mature in March 2001 and October 2002, and the weighted average fixed interest rate is 5.81%. At December 31, 1999, the interest rate to be received by us averaged 5.2%. We consider these swaps to be a hedge against potentially higher future interest rates. As described in Note 10 to the consolidated financial statements, we would have recognized a gain of an estimated $350,000 had we terminated these agreements at December 31, 1999.

At December 31, 1999, $73.3 million of our long-term debt had variable interest rates. Based on debt outstanding at December 31, 1999, a 10% increase or (decrease) in variable interest rates would increase or (decrease) our interest expense inclusive of swaps in the year 2000 by approximately $0.9 million or $(0.8) million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Superior Energy Services, Inc.:

We have audited the consolidated balance sheet of Superior Energy Services, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule, "Valuation and Qualifying Accounts," for the year ended December 31, 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Energy Services, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                                   KPMG LLP

New Orleans, Louisiana
February 25, 2000

                       INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Superior Energy Services, Inc.:

We have audited the accompanying consolidated balance sheet of Superior Energy Services, Inc. and subsidiaries (formerly Cardinal Holding Corp.) as of December 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Energy Services, Inc. and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                          Ernst & Young LLP

New Orleans, Louisiana
March 2, 1999

              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                        December 31, 1999 and 1998
                     (in thousands, except share data)

                                                                    1999          1998
                                                                 ----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents                                      $    8,018    $      421
  Accounts receivable - net of allowance for doubtful
    accounts of $2,892 in 1999 and $868 in 1998                      41,878        21,591
  Income tax receivable                                                 224           151
  Deferred tax asset                                                  1,437           481
  Prepaid insurance and other                                         4,565         3,383
                                                                 ----------    ----------

        Total current assets                                         56,122        26,027
                                                                 ----------    ----------

Property, plant and equipment - net                                 134,723        60,328
Goodwill - net of accumulated amortization of
  $1,706 in 1999 and $226 in 1998                                    78,641        17,163
Note receivable                                                       8,898             -
Other assets - net of accumulated amortization of
  $675 in 1999 and $774 in 1998                                       3,871         4,443
                                                                 ----------    ----------

        Total assets                                             $  282,255    $  107,961
                                                                 ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                               $    9,196    $    6,069
  Accrued expenses                                                   15,473         5,089
  Current maturities of long-term debt                                2,579         7,096
  Notes payable                                                       3,669         4,440
                                                                 ----------    ----------

        Total current liabilities                                    30,917        22,694
                                                                 ----------    ----------

Deferred income taxes                                                12,392         4,997
Long-term debt                                                      117,459       102,280
Subordinated debt                                                         -        17,930

Stockholders' equity (deficit):
  Preferred stock of $.01 par value. Authorized,
    5,000,000 shares; none issued                                         -             -
  Preferred stock, Class C                                                -             2
  Common stock of $.001 par value. Authorized,
    125,000,000 shares; issued and outstanding 59,810,789
    at December 31, 1999                                                 60             5
  Additional paid-in capital                                        248,934        79,682
  Accumulated deficit                                              (127,507)     (119,629)
                                                                 ----------    ----------

        Total stockholders' equity (deficit)                        121,487       (39,940)
                                                                 ----------    ----------

        Total liabilities and stockholders' equity (deficit)     $  282,255    $  107,961
                                                                 ==========    ==========

See accompanying notes to consolidated financial statements

              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
               Years Ended December 31, 1999, 1998 and 1997
                   (in thousands, except per share data)

                                                    1999          1998          1997
                                                 ----------    ----------    ----------

Revenues                                         $  113,076    $   82,223    $   63,412
                                                 ----------    ----------    ----------

Costs and expenses:
  Cost of services                                   67,364        43,938        33,482
  Depreciation and amortization                      12,625         6,522         4,207
  General and administrative                         23,071        16,205        10,438
                                                 ----------    ----------    ----------

     Total costs and expenses                       103,060        66,665        48,127
                                                 ----------    ----------    ----------

Income from operations                               10,016        15,558        15,285

Other income (expense):
  Interest expense                                  (12,969)      (13,206)       (5,464)
  Interest income                                       308             -             -
  Other                                                   -             -        (1,150)
                                                 ----------    ----------    ----------

Income (loss) before income taxes and
  extraordinary losses                               (2,645)        2,352         8,671

Income taxes                                           (611)        1,149         4,350
                                                 ----------    ----------    ----------

Income (loss) before extraordinary losses            (2,034)        1,203         4,321

Extraordinary losses, net of income tax benefit
  of $2,124 in 1999 and $214 in 1998                 (4,514)      (10,885)            -
                                                 ----------    ----------    ----------

Net income (loss)                                $   (6,548)   $   (9,682)   $    4,321
                                                 ==========    ==========    ==========

Basic  earnings (loss) per share:
  Earnings (loss) before extraordinary losses    $    (0.11)   $     0.06    $     0.21
  Extraordinary losses                                (0.14)        (1.33)            -
                                                 ----------    ----------    ----------
  Earnings (loss) per share                      $    (0.25)   $    (1.27)   $     0.21
                                                 ==========    ==========    ==========

Diluted earnings (loss) per share:
  Earnings (loss) before extraordinary losses    $    (0.11)   $     0.06    $     0.20
  Extraordinary losses                                (0.14)        (1.33)            -
                                                 ----------    ----------    ----------
  Earnings (loss) per share                      $    (0.25)   $    (1.27)   $     0.20
                                                 ==========    ==========    ==========


Weighted average common shares used
  in computing earnings (loss) per share:
    Basic                                            31,131         8,190        20,395
                                                 ==========    ==========    ==========
    Diluted                                          31,131         8,190        21,639
                                                 ==========    ==========    ==========

See accompanying notes to consolidated financial statements

              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
   Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                     December 31, 1999, 1998 and 1997
                     (in thousands, except share data)

                                        Preferred                 Common                  Additional    Retained
                                          stock      Preferred    stock         Common     paid-in      earnings
                                          shares       stock      shares         stock     capital      (deficit)      Total
                                        --------------------------------------------------------------------------------------
Balances, December 31, 1996                25,917    $     250    20,394,983    $   20    $    1,580    $   2,347    $   4,197

Net income                                      -            -             -         -             -        4,321        4,321
Cash dividends on preferred stock               -            -             -         -             -          (30)         (30)
Cash dividends on common stock                  -            -             -         -             -       (2,843)      (2,843)
                                        --------------------------------------------------------------------------------------
Balances, December 31, 1997                25,917          250    20,394,983        20         1,580        3,795        5,645

Net loss                                        -            -             -         -             -       (9,682)      (9,682)
Recapitalization                          (12,250)        (249)  (15,053,318)      (15)       55,767     (113,004)     (57,501)
Stock issued under subordinated
   debt agreement                             404            -       146,771         -         2,300            -        2,300
Stock awarded to management                   137            -        49,895         -           800            -          800
Stock issued subsequent to
   recapitalization                         5,484            1       441,770         -        17,099            -       17,100
Stock issued to sellers of acquired
   businesses                                 308            -        92,505         -         1,398            -        1,398
Dividends on preferred stock                  252            -             -         -           738         (738)           -
                                        --------------------------------------------------------------------------------------
Balances, December 31, 1998                20,252            2     6,072,606         5        79,682     (119,629)     (39,940)

Net loss                                        -            -             -         -             -       (6,548)      (6,548)
Stock issued for cash                       2,312            -    15,515,437        16        54,984            -       55,000
Dividends on preferred stock                1,084            -             -         -         1,330       (1,330)           -
Stock issued under subordinated
   debt agreement                              54            -        19,167         -           130            -          130
Merger with Superior Energy
  Services, Inc.                                -            -    28,849,523        29       109,052                   109,081
Preferred stock conversion - Merger
  with Superior Energy Services, Inc.     (23,702)          (2)    8,632,356         9            (9)           -           (2)
Acquisition of Production
  Management Companies, Inc.                    -            -       610,000         1         3,452            -        3,453
Exercise of stock options                       -            -       111,700         -           313            -          313
                                        --------------------------------------------------------------------------------------
Balances, December 31, 1999                     -    $       -    59,810,789    $   60    $  248,934    $(127,507)   $ 121,487
                                        ======================================================================================

See accompanying notes to consolidated financial statements

              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
               Years Ended December 31, 1999, 1998 and 1997
                              (in thousands)

                                                                           1999          1998          1997
                                                                        ----------    ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                                     $   (6,548)   $   (9,682)   $    4,321
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Extraordinary losses                                                   4,514        10,885             -
      Loss (gain) on disposal of assets                                          -          (732)           22
      Stock compensation awards                                                  -           800             -
      Deferred income taxes                                                 (1,868)          (44)        1,930
      Depreciation and amortization                                         12,625         6,522         4,207
      Amortization of debt acquisition costs                                   593           565           266
      Changes in operating assets and  liabilities,
         net of acquisitions:
          Accounts receivable                                                3,312        (3,913)       (6,187)
          Other - net                                                        1,628        (1,090)           55
          Accounts payable                                                  (4,620)        3,871           785
          Accrued expenses                                                   4,009        (2,178)        2,640
          Income taxes                                                         820        (1,410)        1,229
                                                                        ----------    ----------    ----------

          Net cash provided by operating activities                         14,465         3,594         9,268
                                                                        ----------    ----------    ----------

Cash flows from investing activities:
  Payments for purchases of property and equipment                          (9,179)      (19,039)      (18,980)
  Proceeds from sales of assets                                                  -         2,700             -
  Intangible assets acquired                                                     -             -          (250)
  Businesses acquired, net of cash acquired                                 (4,114)      (22,373)            -
  Advances to related parties                                                    -             -         2,658
                                                                        ----------    ----------    ----------

          Net cash used in investing activities                            (13,293)      (38,712)      (16,572)
                                                                        ----------    ----------    ----------

Cash flows from financing activities:
  Net borrowings (payments) on notes payable                                (4,440)        2,117         1,517
  Net increase (decrease) in bank overdraft                                      -        (1,370)        1,370
  Proceeds from long-term debt                                             125,000       133,500        10,829
  Principal payments on long-term debt                                    (165,786)      (40,615)       (3,722)
  Debt acquisition costs                                                    (2,827)       (4,371)            -
  Payment of premium on subordinated debt                                     (835)            -             -
  Redemption of stock warrants                                                   -       (13,320)            -
  Proceeds from issuance of common and preferred stock                      55,000        74,353             -
  Proceeds from exercise of stock options                                      313             -             -
  Payments to redeem stock                                                       -      (114,755)            -
  Dividends paid                                                                 -             -        (2,843)
                                                                        ----------    ----------    ----------

          Net cash provided by financing activities                          6,425        35,539         7,151
                                                                        ----------    ----------    ----------

          Net increase (decrease) in cash and cash equivalents               7,597           421          (153)

Cash and cash equivalents at beginning of year                                 421             -           153
                                                                        ----------    ----------    ----------

Cash and cash equivalents at end of year                                $    8,018    $      421    $        -
                                                                        ==========    ==========    ==========

See accompanying notes to consolidated financial statements

              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       December 31, 1999, 1998 and 1997


(1) MERGER

On July 15, 1999, Superior consummated a subsidiary merger (the "Merger") whereby it acquired all of the outstanding capital stock of Cardinal Holding Corp. ("Cardinal") from the stockholders of Cardinal in exchange for an aggregate of 30,239,568 shares of Superior's common stock (or 51% of the then outstanding common stock). The acquisition was effected through the merger of a wholly-owned subsidiary of Superior, formed for this purpose, with and into Cardinal, with the effect that Cardinal became a wholly-owned subsidiary of Superior.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

    (b) BUSINESS

      The Company provides a broad range of specialized oilfield services and equipment primarily to major and independent oil and gas companies engaged in the exploration, production and development of oil and gas properties offshore in the Gulf of Mexico and throughout the Gulf Coast region. These services and equipment include oil and gas well plug and abandonment services, coiled tubing services, engineering services, electric line services, mechanical wireline services, the rental of liftboats and the rental of specialized oilfield equipment. Additional services provided include offshore and dockside environmental cleaning services, contract operating and supplemental labor, offshore maintenance services, the manufacture and sale of drilling instrumentation and the manufacture and sale of oil spill containment equipment. A majority of the Company's business  is  conducted  with  major  and  independent  oil  and  gas exploration companies. The Company continually evaluates the financial strength of their customers but does not require collateral to support the customer receivables.

      The Company's P&A, wireline, marine and tank cleaning services are contracted for specific projects on either a day rate or turnkey basis. Rental tools are leased to customers on an as-needed basis on a day rate basis. The Company derives a significant amount of its revenue from a small number of major and independent oil and gas companies. No single customer represented 10% or more of the Company's total revenue in 1999 or 1998. In 1997, one customer accounted for approximately 11.2% of the Company's total revenue, primarily in the marine and wireline segments. The inability of the Company to continue to perform services for a number of its large existing customers, if not offset by sales to new or existing customers, could have a material adverse effect on the Company's business and financial condition.

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

    (d) PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related lives as follows:

         Buildings and improvements                     15 to 30 years
         Marine vessels and equipment                   5 to 18 years
         Machinery and equipment                        5 to 15 years
         Automobiles, trucks, tractors and trailers     2 to 5 years
         Furniture and fixtures                         3 to 7 years

      Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      CHANGE IN ACCOUNTING ESTIMATE
      Effective October 1, 1999, the Company changed the estimated useful lives on its marine vessels from fifteen years to eighteen years. The Company believes the revised estimated useful lives will more appropriately reflect its financial results by better matching costs over the estimated useful lives of these assets. The effect of this change on net income for the three months ended December 31, 1999 was a reduction in depreciation expense of approximately $350,000.

    (e) GOODWILL

      The Company amortizes costs in excess of fair value of the net assets of businesses acquired using the straight-line method over a period not to exceed 30 years. Recoverability is reviewed by comparing the undiscounted fair value of cash flows of the assets, to which the goodwill applies, to the net book value, including goodwill, of assets. Goodwill amortization expense recorded for the years ended December 31, 1999, 1998 and 1997 was $1,480,000, $226,000 and none, respectively.

    (f) OTHER ASSETS

      Other assets consist primarily of debt acquisition costs and covenants not to compete. Debt acquisition costs are being amortized over the term of the related debt, which is approximately seven years. The amortization of debt acquisition costs, which is classified as interest expense, was $593,000, $565,000 and $266,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The covenants not to compete are being amortized over the terms of the agreements, which is four years. Amortization expense recorded on the covenants not to compete for the years ended December 31, 1999, 1998 and 1997 was $265,000, $163,000 and $68,000, respectively.

    (g) CASH EQUIVALENTS

      The Company considers all short-term deposits with a maturity of ninety days or less to be cash equivalents.

    (h) REVENUE RECOGNITION

      For the Company's marine, well services, wireline, rental tool operations and environmental cleaning services, revenue is recognized when services or equipment are provided. The Company contracts for marine, well services, wireline and environmental projects either on a day rate or turnkey basis, with a majority of its projects conducted on a day rate basis. The Company's rental tools are leased on a day rate basis, and revenue from the sale of equipment is recognized when the equipment is shipped. Reimbursements from customers for the cost of rental tools that are damaged or lost downhole are reflected as revenue at the time of the incident.

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

    (j) EARNINGS PER SHARE

      Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options, convertible preferred stock and warrants and the potential shares that would have a dilutive effect on earnings per share.

      On July 15, 1999, the Company effected an approximate 364 to 1 stock issuance as a result of the Merger. All earnings per common share amounts, references to common stock, and stockholders' equity amounts have been restated as if the stock issuance had occurred as of the earliest period presented. The effect of the preferred dividends on arriving at the income available to common stockholders was $1,330,000 in 1999, $738,000 in 1998 and $30,000 in 1997.
      The number of dilutive stock options, convertible preferred stock shares and warrants used in computing diluted earnings per share were 1,244,000 in 1997, and these securities were anti-dilutive in 1998 and 1999.

    (k) FINANCIAL INSTRUMENTS

      The Company uses interest rate swap agreements to manage its interest rate exposure. The Company specifically designates these agreements as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period the differentials occur. Under interest rate swap agreements, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. The fair value of the interest rate swap agreements is estimated using quotes from counterparties and represents the cash receipt if the existing agreements had been settled at year-end.

    (l) COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 130, REPORTING COMPREHENSIVE INCOME. FAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted this standard in 1998. Such adoption had no effect on the Company's financial statement presentation as the Company has no items of other comprehensive income.

(3) SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                        1999          1998          1997
                                     ----------    ----------    ----------
Cash paid for:
  Interest                           $   12,019    $   10,329    $    3,428
                                     ==========    ==========    ==========

  Income taxes                       $      251    $    2,846    $    1,559
                                     ==========    ==========    ==========

Details of acquisitions:
  Fair value of assets               $  173,737    $   25,626    $        -
  Fair value of liabilities              55,679         1,541             -
  Common stock issued                   112,531         1,398             -
                                     ----------    ----------    ----------
  Cash paid                               5,527        22,687             -
  Less cash acquired                      1,413           314             -
                                     ----------    ----------    ----------
    Net cash paid for acquisitions   $    4,114    $   22,373    $        -
                                     ==========    ==========    ==========

Non-cash investing activity:
  Amounts due under covenant
    not-to-compete                   $      893    $        -    $      402
                                     ==========    ==========    ==========

Non-cash financing activity:
  Stock dividends issued on
    preferred stock                  $    1,330    $      738    $        -
                                     ==========    ==========    ==========
  Stock issued under subordinated
    debt agreement                   $      130    $    2,300    $        -
                                     ==========    ==========    ==========


(4) BUSINESS COMBINATIONS

On July 15, 1999, the Company acquired Cardinal through a merger by issuing 30,239,568 shares of the Company's common stock. Because the Cardinal shareholders received 51% of the outstanding common stock at the date of the Merger, among other factors, the transaction has been accounted for as a reverse acquisition which has resulted in the adjustment of the net assets of Superior to its estimated fair value as required by the rules of purchase accounting. The valuation of Superior's net assets is based upon the 28,849,523 common shares outstanding prior to the Merger at the approximate trading price of $3.78 at the time of the negotiation of the Merger on April 21, 1999. The purchase price allocated to net assets was $54.2 million. The revaluation reflected excess purchase price of $54.8 million over the fair value of net assets, which was recorded as goodwill. The results of operations of Superior have been included from July 15, 1999.

Effective November 1, 1999, the Company acquired Production Management Companies, Inc. ("PMI") for aggregate consideration consisting of $3.0 million in cash and 610,000 shares of the Company's common stock at an approximate trading price of $5.66. Additional consideration, if any, will be based upon a multiple of four times PMI's EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less certain adjustments. The additional consideration will be paid on the first and third anniversary of the acquisition, and in no event will the total additional payments exceed $11 million. If the overall current industry activity levels continue, the additional consideration actually paid will be materially less than the maximum consideration. The acquisition was accounted for as a purchase, and PMI's assets and liabilities have been revalued at their estimated fair market value. The purchase price allocated to net assets was $3.5 million, and the excess purchase price of $3.0 million over the fair value of net assets was recorded as goodwill. The results of operations of PMI have been included from November 1, 1999.

Effective July 1, 1999, Superior sold two subsidiaries for a promissory note having an aggregate principal amount of $8.9 million, which bears interest of 7.5% per annum. These two subsidiaries were originally acquired in the second quarter of 1998. As part of the sale, the purchasers were granted the right to resell the capital stock of the two companies to the Company in 2002 subject to certain terms and conditions. No gain or loss was recorded on this sale.

In 1998, Cardinal acquired all of the outstanding stock of three companies for an aggregate purchase price of $24.1 million with a combination of cash and stock as consideration for the acquisitions. Each of these acquisitions was accounted for using the purchase method and the results of operations of the acquired companies have been included from their respective acquisition dates.

The following unaudited pro forma information for the years ended December 31, 1999 and 1998, presents a summary of consolidated results of operations of Superior and Cardinal as if the Merger, the acquisitions, and the sales of subsidiaries, had occurred on January 1, 1998, with pro forma adjustments to give effect to amortization of goodwill, depreciation and certain other adjustments, together with related income tax effects (in thousands, except per share amounts).

                                                           1999          1998
                                                        ----------    ----------
Revenues                                                $  191,312    $  230,744
                                                        ==========    ==========

Income before extraordinary losses                      $      509    $    2,869
                                                        ==========    ==========

Basic earnings per share before extraordinary losses    $     0.01    $     0.05
                                                        ==========    ==========

Diluted earnings per share before extraordinary losses  $     0.01    $     0.05
                                                        ==========    ==========


The above pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisitions been effected on January 1, 1998.

Most of Superior's acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average EBITDA over a three year period from the respective date of acquisition. In no event will the maximum aggregate consideration exceed $49.3 million for all acquisitions inclusive of the PMI acquisition. If the overall current industry activity levels continue, the additional consideration actually paid will be materially less than the maximum consideration. The additional consideration is not currently reflected in the respective companies' purchase price. The additional consideration, if any, will be capitalized as additional purchase price.

(5) PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at December 31, 1999 and 1998 (in thousands) is as follows:

                                                   1999          1998
                                                ----------    ----------

Buildings and improvements                      $   57,416    $   56,300
Marine vessels and equipment                        10,076         2,684
Machinery and equipment                             87,982        18,881
Automobiles, trucks, tractors and trailers           5,427         2,604
Furniture and fixtures                               3,088         1,703
Construction-in-progress                               881             -
Land                                                 2,730           313
                                                ----------    ----------
                                                   167,600        82,485
Accumulated depreciation                           (32,877)      (22,157)
                                                ----------    ----------

Property, plant and equipment, net              $  134,723    $   60,328
                                                ==========    ==========



The cost of property, plant and equipment leased to third parties was $7,065,000 at December 31, 1999 and 1998.

(6) NOTES PAYABLE, LONG-TERM DEBT AND SUBORDINATED DEBT

NOTES PAYABLE

The Company's notes payable as of December 31, 1999 and 1998 consist of the following (in thousands):

                                                                    1999        1998
                                                                 ----------  ----------
Notes payable - bear interest at 7.25%, due March 15, 2000       $    3,669  $        -
Revolving Credit Facility - paid in July 1999                             -       4,440
                                                                 ----------  ----------
                                                                 $    3,669  $    4,440
                                                                 ==========  ==========


The notes payable outstanding at December 31, 1999 represent the additional contingent consideration that was earned by two of Superior's 1997 acquisitions and were paid according to their terms subsequent to year end.

LONG-TERM DEBT

The Company's long-term debt as of December 31, 1999 and 1998 consist of the following (in thousands):

                                                                   1999         1998
                                                                ----------   ----------
Term Loan A - interest payable monthly at floating rate
  (8.87% at December 31, 1999), due in quarterly
  installments from December 1999 through September 2005        $   21,551   $        -
Term Loan B - interest payable monthly at floating rate
  (9.37% at December 31, 1999), due in quarterly
  installments from December 1999 through September 2005
  with two lump sum payments due in 2006                            97,930            -
Previous Term Loan A - paid in July 1999                                 -       51,250
Previous Term Loan B - paid in July 1999                                 -       58,126
Other installment notes payable (interest rates ranging
  from 5.9% to 11.25%), due in 2001                                    557            -
                                                                ----------   ----------
                                                                   120,038      109,376
Less current portion                                                 2,579        7,096
                                                                ----------   ----------
Long-term debt                                                  $  117,459   $  102,280
                                                                ==========   ==========



On July 15, 1999, the Company entered into a $152 million term loan and revolving credit facility. The credit facility was implemented to provide $110 million term loan to refinance the combined debt of Superior and Cardinal, provide a $20 million working capital facility and $22 million of borrowings that may be used to fund the additional consideration that may be payable as a result of Superior's prior acquisitions. The Company executed an amendment to the credit facility on November 3, 1999 to increase the maximum borrowings under the credit facility by $10 million to refinance PMI's existing indebtedness and to pay the cash portion of the acquisition price for PMI. Under the amended credit facility, the term loans require quarterly principal installments commencing December
31, 1999 in the aggregate amount of $519,000 and then increasing up to an aggregate of approximately $1.6 million a quarter until 2006 when $92 million will be due and payable. As amended, the term loan and revolving credit facility bears interest at a LIBOR rate plus margins that depend on the Company's leverage ratio. Indebtedness under the credit facility is secured by substantially all of the assets of the Company and its subsidiaries and a pledge of all the common stock of the Company's subsidiaries. Pursuant to the credit facility, the Company has also agreed to maintain certain debt coverage and leverage ratios. The credit facility also imposes certain limitations on the ability of the Company and its subsidiaries to make capital expenditures, pay dividends or other distributions, make acquisitions, make changes to the capital structure, create liens or incur additional indebtedness. At December 31, 1999, the Company was in compliance with all such covenants.

Annual maturities of long-term debt for each of the five fiscal years following December 31, 1999 and in total thereafter are as follows (in thousands):

2000                                               $   2,579
2001                                                   3,767
2002                                                   4,529
2003                                                   5,621
2004                                                   6,440
Thereafter                                            97,102
                                                   ---------

    Total                                          $ 120,038
                                                   =========

SUBORDINATED DEBT

In connection with the recapitalization (see note 8), Cardinal borrowed $20 million under the terms of a Senior Subordinated Notes Agreement, which was repaid in July 1999.

The early extinguishment of the Cardinal and Superior indebtedness in July 1999 resulted in an extraordinary loss of $4.5 million, net of a $2.1 million income tax benefit, which included the premium on the subordinated debt and the write-off of unamortized debt acquisition costs.

(7) INCOME TAXES

The components of income tax expense (benefit) before the income tax effect of the extraordinary losses for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                    1999         1998         1997
                                 ----------   ----------   ----------
Current
  Federal                        $   (3,101)  $    1,127   $    2,286
  State                                (150)          66          134
                                 ----------   ----------   ----------
                                     (3,251)       1,193        2,420
                                 ----------   ----------   ----------

Deferred
  Federal                             2,354          (42)       1,823
  State                                 286           (2)         107
                                 ----------   ----------   ----------
                                      2,640          (44)       1,930
                                 ----------   ----------   ----------
                                 $     (611)  $    1,149   $    4,350
                                 ==========   ==========   ==========


Income tax expense (benefit) differs from the amounts computed by applying the US. Federal income tax rate of 34% to income before income taxes as follows (in thousands):

                                              1999         1998         1997
                                           ----------   ----------   ----------

Computed expected tax expense (benefit)    $     (899)  $      800   $    2,949
Increase (decrease) resulting from:
  Goodwill amortization                           502           89            -
  Interest related to warrants                      -          130          739
  State income taxes                              136           75          277
  Prior year overaccrual                         (167)        (183)           -
  Other                                          (183)         238          385
                                           ----------   ----------   ----------

Income tax expense (benefit)               $     (611)  $    1,149   $    4,350
                                           ==========   ==========   ==========


The significant components of deferred income taxes at December 31, 1999 and 1998 are as follows (in thousands):

                                                          1999         1998
                                                       ----------   ----------
Deferred tax assets:
  Allowance for doubtful accounts                      $    1,187   $      315
  Alternative minimum tax credit and net
    operating loss carryforward                             7,777          776
  Other                                                       854          548
                                                       ----------   ----------
                                                            9,818        1,639
  Valuation allowance                                      (1,198)           -
                                                       ----------   ----------
      Net deferred tax asset                                8,620        1,639
                                                       ----------   ----------

Deferred tax liabilities:
  Property, plant and equipment                            18,647        5,795
  Other                                                       928          360
                                                       ----------   ----------
                                                           19,575        6,155
                                                       ----------   ----------
                                                       $   10,955   $    4,516
                                                       ==========   ==========


The net change in the valuation allowance for the year ended December 31, 1999 was an increase of $1.2 million. There was no valuation allowance at December 31, 1998 or 1997. The net deferred tax assets reflect management's estimate of the amount that will be realized from future profitability and the reversal of taxable temporary differences that can be predicted with reasonable certainty.

As of December 31, 1999, the Company had a net operating loss carryforward of an estimated $15.6 million, which is available to reduce future Federal taxable income through 2014.

(8) STOCKHOLDERS' EQUITY

In July 1999, the Company's stockholders approved the 1999 Stock Incentive Plan ("1999 Incentive Plan") to provide long-term incentives to its key employees, including officers and directors, consultants and advisers to the Company ("Eligible Participants"). Under the 1999 Incentive Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, stock awards or any combination thereof to Eligible Participants for up to 5,929,327 shares of the Company's common stock. The Compensation Committee of the Board of Directors establishes the term and the exercise price of any stock options granted under the 1999 Incentive Plan, provided the exercise price may not be less than the fair market value of the common share on the date of grant.

In addition to the 1999 Incentive Plan, Superior maintains its 1995 Stock Incentive Plan ("1995 Incentive Plan"), as amended. Under the 1995 Incentive Plan, as amended, the Company may grant incentive stock options, non-qualified stock options, restricted stock, stock awards or any combination thereof to Eligible Employees which consists of its key employees, including officers and directors who are employees of the Company for up to 1,900,000 shares of the Company's common stock. All of the Company's 1995 Stock Incentive Plan's options which have been granted are vested.

Prior to the Merger, Cardinal had no stock option plan.

A summary of stock options granted under the incentive plans for the year ended December 31, 1999 is as follows:

                                                         1999
                                                       --------
                                                  Number        Weighted
                                                    of           Average
                                                  Shares         Price
                                                ------------------------
Outstanding at beginning of year                 1,696,500      $   4.49
Granted                                          2,612,617      $   5.74
Exercised                                         (148,700)     $   2.87
Forfeited                                          (25,500)     $   6.19
                                                ----------      --------

Outstanding at end of year                       4,134,917      $   5.56
                                                ==========      ========

Exercisable at end of year                       1,522,300      $   5.26
                                                ==========      ========

Available for future grants                      3,406,210
                                                ==========

A summary of information regarding stock options outstanding at December 31, 1999 is as follows:

                                    Options Outstanding         Options Exercisable
                                   ------------------------    ----------------------
 Range of                           Remaining      Weighted                Weighted
 Exercise                          Contractual     Average                 Average
  Prices             Shares            Life         Price       Shares      Price
-------------------------------------------------------------------------------------
$2.50 - $3.43        594,800       5 - 7 years     $  3.02      594,800    $   3.02
$4.75 - $9.25      3,540,117       7 - 10 years    $  5.99      927,500    $   6.69


The Company accounts for its stock based compensation under the principles prescribed by the Accounting Principles Board's Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (Opinion No. 25). However, Statement of Financial Accounting Standards (FAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION permits the continued use of the value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by FAS No. 123 had been applied. The pro forma data presented below is not representative of the effects on reported amounts for future years (in thousands, except per share amounts).

                                                        As Reported     Pro forma
                                                        -----------    -----------
                                                           1999            1999
                                                           ----            ----
Net loss                                                $    (6,548)   $    (9,552)
Basic  loss per share                                   $     (0.25)   $     (0.35)
Diluted loss per share                                  $     (0.25)   $     (0.35)
Average fair value of grants during the year            $         -    $      3.64

Black-Scholes option pricing model assumptions:
    Risk free interest rate                                                   5.8%
    Expected life (years)                                                       2
    Volatility                                                              125.7%
    Dividend yield                                                              -


In 1999 and 1998, pursuant to the stock awards plan adopted by Cardinal, shares of Class A common stock and Class C preferred stock were awarded to certain members of management. Compensation expense was recorded for fair value of these awards, as estimated based on sales of similar stock. The stock awards plan was eliminated as a result of the Merger.

In February 1998, Cardinal completed a recapitalization and refinancing which was funded through a combination of senior secured debt, subordinated debt and equity investments. As a result of the recapitalization, Cardinal recorded an increase in equity of $57.5 million from the issuance of Class A common stock and Class C preferred stock; incurred $7.1 million of costs associated with the debt acquisition and reduction to net proceeds from the issuance of stock; recorded a reduction in equity of $114.8 million from the redemption of Class A common stock and Class C preferred stock; and recorded an extraordinary loss of $10.9 million for the estimated value of warrants of $10.5 million and unamortized debt acquisition costs of $379,000 (net of $214,000 income tax benefit).

(9) PROFIT-SHARING PLAN

The Company maintains various defined contribution profit-sharing plans for employees who have satisfied minimum service and age requirements. Employees may contribute up to 15% of their earnings to the plans. The Company matches employees' contributions up to 2.5% of an employee's salary. The Company made contributions of $142,000, $299,000 and $209,000 in 1999, 1998 and 1997, respectively.

(10) FINANCIAL INSTRUMENTS

The Company utilizes derivative instruments on a limited basis to manage risks related to interest rates. The Company designates these agreements as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period the differential occurs. At December 31, 1999, 1998 and 1997, the Company had interest rate swap agreements with notional amounts totaling $46.2 million, $48.4 million and $10.6 million, respectively, to convert an equal amount of variable rate long-term debt to fixed rates. The swaps mature in March of 2001 and October of 2002. The swaps require the Company to pay a weighted-average interest rate of 5.81% in 1999 and 1998 and 5.8% in 1997 and to receive a variable rate, which averaged 5.2%, 5.5% and 5.6% in 1999, 1998 and 1997, respectively. As a result of these swap agreements, interest expense was increased by $299,000 in 1999, $107,000 in 1998 and $6,000 in 1997. The
effect to the Company to terminate these swap agreements at December 31, 1999 is estimated to be a gain of approximately $350,000.

With the exception of derivative instruments, the Company's financial instruments of cash and cash equivalents, accounts receivable, accounts payable and long-term debt have carrying values, which approximate their fair market value.

(11) COMMITMENTS AND CONTINGENCIES

The Company leases certain office, service and assembly facilities under operating leases. The leases expire at various dates over the next several years. Total rent expense was $683,000 in 1999, $749,000 in 1998 and $948,000 in 1997. Future minimum lease payments under non-cancelable leases for the five years ending December 31, 2000 through 2004 and thereafter are as follows: $1,264,000, $774,000, $683,000, $597,000,
$455,000 and $331,000, respectively.

In September 1999, one of the Company's two hundred-foot class liftboats was damaged in the Gulf of Mexico. The vessel was fully insured and management does not believe any related unasserted claims will have a material effect on the financial position, results of operations or liquidity of the Company. In late December, the Company received an insurance settlement of $6.6 million which is expected to pay for the refurbishment of the vessel, replace lost equipment and pay for the loss of hire during the period the vessel will be out of commission.

From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(12) RELATED PARTY TRANSACTIONS

Cardinal paid consulting fees, which is reported in other expenses, to a related party of $1,150,000 in 1997. No such fees were paid in 1999 or 1998.

(13) SEGMENT INFORMATION

The Company's reportable segments, subsequent to the Merger, are as follows: well services, wireline, marine, rental tools, environmental, field management and other. Each segment offers products and services within the oilfield services industry. The well services segment provides plug and abandonment services, coiled tubing services, well pumping and stimulator services, data acquisition services, gas lift services and electric wireline services. The wireline segment provides mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as performs modifications to enhance the production capacity and life span of the well. The marine segment operates liftboats for oil and gas production facility maintenance and construction operations as well as production service activities. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The environmental segment provides offshore oil and gas cleaning services, as well as dockside cleaning of items including supply boats, cutting boxes, and process equipment. The field management segment provides contract operations and maintenance services, interconnect piping services, sandblasting and painting maintenance services, and transportation and logistics services. The other segment manufactures and sells drilling instrumentation and oil spill containment equipment. All the segments operate primarily in the Gulf Coast Region.

The accounting policies of the reportable segments are the same as those described in Note 2 of the Notes to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating profits or losses. Segment revenues reflect direct sales of products and services for that segment, and each segment records direct expenses related to its employees and its operations. Identifiable assets are primarily those assets directly used in the operations of each segment.

Summarized financial information concerning the Company's segments as of December 31, 1999, 1998 and 1997 and for the years then ended is shown in the following tables (in thousands):

                               Well                           Rental                  Field               Unallocated  Consolidated
1999                         Service    Wireline   Marine     Tools      Environ.     Mgmt.      Other      Amount        Total
----                         ------------------------------------------------------------------------------------------------------
Identifiable assets          $  39,878  $  30,961  $  48,655  $ 134,287  $   8,525  $  12,768  $   4,533  $   2,648    $ 282,255
Capital expenditures             2,297        652      1,417      4,209        579         13         12          -        9,179

Revenues                     $  29,862  $  28,264  $  23,822  $  21,302  $   3,480  $   4,340  $   2,006  $       -    $ 113,076
Costs of services               19,394     19,692     14,649      6,518      2,241      3,848      1,022          -       67,364
Depreciation and amortization    2,474      2,465      3,605      3,688        180        150         63          -       12,625
General and administrative       5,690      5,490      4,366      5,194      1,171        584        576          -       23,071
Operating income                 2,304        617      1,202      5,902       (112)      (242)       345          -       10,016
Interest expense                     -          -          -          -          -          -          -    (12,969)     (12,969)
Interest income                      -          -          -          -          -          -          -        308          308
                             ------------------------------------------------------------------------------------------------------
Income before income taxes
 and extraordinary loss      $   2,304  $     617  $   1,202  $   5,902  $    (112) $    (242) $     345  $ (12,661)   $  (2,645)
                             ======================================================================================================

                                          Well                              Unallocated   Consolidated
1998                                    Services    Wireline    Marine         Amount        Total
----                                    --------------------------------------------------------------

Identifiable assets                     $  21,175   $  28,920   $  53,844   $    4,022    $ 107,961
Capital expenditures                        5,925       1,104      12,010            -       19,039

Revenues                                   18,794      26,315      37,114            -       82,223
Cost of services                           12,777      16,470      14,691            -       43,938
Depreciation and amortization               1,794       1,296       3,432            -        6,522
General and administrative                  4,592       5,803       5,810            -       16,205
Operating income                             (369)      2,746      13,181            -       15,558
Interest expense                                -           -           -      (13,206)     (13,206)
                                        --------------------------------------------------------------
Income before income taxes
 and extraordinary loss                 $    (369)  $   2,746   $  13,181   $  (13,206)   $   2,352
                                        ==============================================================

                                          Well                              Unallocated   Consolidated
1997                                    Services    Wireline    Marine         Amount        Total
----                                    --------------------------------------------------------------
Identifiable assets                     $   8,826   $   7,305   $  45,641   $      615    $  62,387
Capital expenditures                        5,140         786      13,054            -       18,980

Revenues                                $  10,317   $  20,209   $  32,886   $        -    $  63,412
Cost of services                            7,804      13,035      12,643            -       33,482
Depreciation and amortization               1,278         570       2,359            -        4,207
General and administrative                  1,984       3,734       4,720            -       10,438
Operating income                             (749)      2,870      13,164            -       15,285
Interest expense                                -           -           -       (5,464)      (5,464)
Other                                           -           -           -       (1,150)      (1,150)
                                        --------------------------------------------------------------
Income before income taxes
  and extraordinary loss                $    (749)  $   2,870   $  13,164   $   (6,614)   $   8,671
                                        ==============================================================

(14) INTERIM FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of consolidated interim financial information for the years ended December 31, 1999 and 1998 (amounts in thousands, except per share data):

                                                             Three Months Ended
                                         ---------------------------------------------------------
                                          March 31       June 30         Sept. 30        Dec. 31
                                         ----------     ----------      ----------      ----------
1999
----
Revenues                                 $   18,978     $   16,267      $   33,729      $   44,102
Gross profit                                  8,472          2,838          15,037          19,365
Income (loss) before extraordinary
  loss                                         (453)        (4,361)            978           1,802
Net income (loss)                              (453)        (4,361)         (3,536)          1,802
Earnings (loss) before extraordinary
  loss per share:
    Basic                                $    (0.18)    $    (0.75)     $     0.02      $     0.03
    Diluted                                   (0.18)         (0.75)           0.02            0.03
Earnings (loss) per share:
    Basic                                $    (0.18)    $    (0.75)     $    (0.07)     $     0.03
    Diluted                                   (0.18)         (0.75)          (0.07)           0.03

                                                             Three Months Ended
                                         ---------------------------------------------------------
                                          March 31       June 30         Sept. 30        Dec. 31
                                         ----------     ----------      ----------      ----------
1998
----
Revenues                                 $   18,982     $   20,909      $   17,765      $   24,567
Gross profit                                  9,851          9,668           6,196          12,570
Income (loss) before extraordinary
  loss                                          984           (384)           (761)          1,364
Net income (loss)                            (9,901)          (384)           (761)          1,364
Earnings (loss) before extraordinary
  loss per share:
    Basic                                $     0.07     $    (0.19)     $    (0.13)     $     0.22
    Diluted                                    0.07          (0.19)          (0.13)           0.10
Earnings (loss) per share:
    Basic                                $    (0.66)    $    (0.19)     $    (0.13)     $     0.22
    Diluted                                   (0.66)         (0.19)          (0.13)           0.10

(15) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item will be included in the Company's definitive proxy statement in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item will be included in the Company's definitive proxy statement in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item will be included in the Company's definitive proxy statement in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be included in the Company's definitive proxy statement in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

   The following  financial  statements  are  Included  in  Part II of this
   Report:

   Independent Auditors' Reports
   Consolidated Balance Sheets - December 31, 1999 and 1998
   Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997
   Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997
   Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
   Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules

   Schedule II - Valuation and Qualifying accounts for the years ended December 31, 1999, 1998 and 1997.

    (3)  Exhibits

   The exhibits filed as part of this Form 10-K are listed on the  Index to
   Exhibits   immediately   preceding   such   exhibits,   which  index  is
   incorporated herein by reference.

(b) Reports on Form 8-K

   On November 12, 1999, the Company filed a current report on Form 8-K reporting, under Items 5 and 7, the results for the third quarter of 1999 and the consummation of the acquisition of Production Management Companies, Inc.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SUPERIOR ENERGY SERVICES, INC.


                                        By:/s/ TERENCE E. HALL
                                               Terence E. Hall
                                               Chairman of the Board,
                                               Chief Executive Officer and
                                               President

Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                                  DATE

/S/  TERENCE E. HALL          Chairman of the Board,                    March 30, 2000
      TERENCE E. HALL         Chief Executive Officer and President
                              (Principal Executive Officer)

/S/  ROBERT S. TAYLOR         Chief Financial Officer (Principal        March 30, 2000
      ROBERT S. TAYLOR        Financial and Accounting Officer)


/S/  JUSTIN L. SULLIVAN       Director                                  March 30, 2000
     JUSTIN L. SULLIVAN


/S/  ROBERT E. ROSE           Director                                  March 30, 2000
     ROBERT E. ROSE


 /S/  WILLIAM MACAULAY        Director                                  March 30, 2000
      WILLIAM MACAULAY


/S/  BEN GUILL                Director                                  March 30, 2000
     BEN GUILL


/S/  Richard Bachmann         Director                                  March 30, 2000
     RICHARD BACHMANN

              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
               Schedule II Valuation and Qualifying Accounts
                     December 31, 1999, 1998 and 1997
                              (in thousands)

                                                                 Additions
                                                         --------------------------
                                        Balance at the   Charged to                                  Balance
                                         beginning of    costs and    Balances from                at the end
Description                                the year       expenses    acquisitions    Deductions   of the year
--------------------------------------------------------------------------------------------------------------

Year ended December 31, 1999:           $      868       $     518    $     1,790     $      284   $    2,892
   Allowance for doubtful accounts

Year ended December 31, 1998:           $      569       $     291    $         8     $        -   $      868
   Allowance for doubtful accounts

Year ended December 31, 1997:           $      569       $       -    $         -     $        -   $      569
   Allowance for doubtful accounts

INDEX TO EXHIBITS

EXHIBIT NO.     DESCRIPTION                                            SEQ. NO.

2.1 Agreement and Plan of Merger (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 20, 1999).

2.2         Amendment No. 1 to Agreement and Plan of Merger
            (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 30, 1999).

3.1 Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2         Certificate of Amendment to the Company's Certificate of
            Incorporation (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3 Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.1 Specimen Stock Certificate (incorporated herein by reference to Amendment No. 1 to the Company's Form S-4 on
            Form SB-2 (Registration Statement No. 33-94454)).

4.2 Registration Rights Agreement dated as of July 15, 1999 by and among the Company, First Reserve Fund VII, Limited
            Partnership and First Reserve Fund VIII, Limited
            Partnership (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.3 Registration Rights Agreement dated as of July 15, 1999 by and among the Company and certain stockholders named therein (incorporated herein by reference to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June
            30, 1999).

4.4 Stockholders' Agreement dated as of July 15, 1999 by and among the Company, First Reserve Fund VII, Limited
            Partnership and First Reserve Fund VIII, Limited
            Partnership (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.1 Credit Agreement dated as of July 15, 1999 by and among the Company, General Electric Capital Corporation and others (incorporated herein by reference to the Company's
            Quarterly Report on Form 10-Q for the quarter ended June
            30, 1999).

10.2* Superior Energy Services, Inc. 1999 Stock Incentive Plan as amended.

10.3        Amendment and Assumption Agreement dated as of November 3,
            1999 by and among the Company, General Electric Capital
            Corporation and others (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.4 Form of Consultant Option, as amended (incorporated herein by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995).

10.5*       Employment Agreement between the Company and Terence Hall.

10.6*       Employment Agreement between the Company and Kenneth
            Blanchard.

10.7*       Employment Agreement between the Company and Charles
            Funderburg.

10.8*       Employment Agreement between the Company and Robert
            Taylor.

10.9*       Employment Agreement between the Company and James
            Holleman.

10.10*      Employment Agreement between the Company and Dale
            Mitchell.

21.1*       Subsidiaries of the Company.

23.1*       Consent of KPMG LLP.

23.2*       Consent of Ernst & Young LLP.

27.1*       Financial Data Schedule.

_______________

* Filed herein