Form 10-Q
period 2000-03-31
SUPERIOR ENERGY SERVICES INC
filed 2000-05-12
CIK 886835

============================================================================
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

 (MARK ONE)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
       OR

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




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of shares of the Registrant's common stock outstanding on May 5, 2000 was 67,353,089.


============================================================================



                      SUPERIOR ENERGY SERVICES, INC.
                     Quarterly Report on Form 10-Q for
                 the Quarterly Period Ended March 31, 2000

                             TABLE OF CONTENTS
                                                                              PAGE

PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements                                              3
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                         9
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk        12

PART II OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds                         12
     Item 6.  Exhibits and Reports on Form 8-K                                  12


EXPLANATORY NOTE

On July 15, 1999, we acquired  Cardinal  Holding  Corp.  through its merger with  one  of  our  wholly-owned subsidiaries. The merger was  treated  for accounting purposes as  if  Superior was acquired by Cardinal in a purchase business transaction.  The purchase  method  of accounting required that we carry  forward  Cardinal's net assets at their historical  book  value  and reflect Superior's  net assets at their estimated fair value at the date of the merger.  Accordingly, all historical financial results presented in the consolidated financial  statements  included  in  this Quarterly Report for periods prior to July 15, 1999 reflect Cardinal's results  on a stand-alone
basis.    Cardinal's   historical   operating  results  were  substantially
different than ours for the same periods.   The  results  for  the  quarter
ended  March  31,  2000  reflect  three  months  of operations of Cardinal,
Superior  and  Production  Management Companies, Inc.,  which  we  acquired
effective November 1, 1999.   The  results  for the quarter ended March 31,
1999  reflect three months of operations of Cardinal  only.   Consequently,
analyzing  prior  period  results  to  determine  or  estimate  our  future operating potential will be difficult.



PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS



              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                   March 31, 2000 and December 31, 1999
                     (in thousands, except share data)

                                                         3/31/00        12/31/99
                                                       (Unaudited)      (Audited)
                                                       -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                            $   3,275       $   8,018
  Accounts receivable - net                               40,210          41,878
  Income tax receivable                                        -             224
  Deferred tax asset                                       1,437           1,437
  Prepaid insurance and other                              4,146           4,565
                                                       -----------     -----------

        Total current assets                              49,068          56,122
                                                       -----------     -----------

Property, plant and equipment - net                      138,594         134,723
Goodwill - net                                            78,116          78,641
Note receivable                                            8,898           8,898
Other assets - net                                         3,839           3,871
                                                       -----------     -----------

        Total assets                                   $ 278,515       $ 282,255
                                                       ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $   9,742       $   9,196
  Accrued expenses                                        11,758          15,473
  Income taxes payable                                       972               -
  Current maturities of long-term debt                     2,782           2,579
  Notes payable - other                                        -           3,669
                                                       -----------     -----------

        Total current liabilities                         25,254          30,917
                                                       -----------     -----------

Deferred income taxes                                     12,392          12,392
Long-term debt                                           117,380         117,459

Stockholders' equity:
  Preferred stock of $.01 par value. Authorized,
  5,000,000 shares; none issued                                -               -
  Common stock of $.001 par value. Authorized,
  125,000,000 shares; issued, 59,968,789                      60              60
  Additional paid-in capital                             249,348         248,934
  Accumulated deficit                                   (125,919)       (127,507)
                                                       -----------     -----------

        Total stockholders' equity                       123,489         121,487
                                                       -----------     -----------

        Total liabilities and stockholders' equity     $ 278,515       $ 282,255
                                                       ===========     ===========

See accompanying notes to consolidated financial statements


              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
                Three Months Ended March 31, 2000 and 1999
                   (in thousands, except per share data)
                                (unaudited)


                                                  2000          1999
                                                  ----          ----
Revenues                                        $ 47,274      $ 18,978
                                               ----------    ----------
Costs and expenses:
  Cost of services                                27,762        10,506
  Depreciation and amortization                    4,737         1,940
  General and administrative                       9,311         3,677
                                               ----------    ----------

     Total costs and expenses                     41,810        16,123
                                               ----------    ----------

Income from operations                             5,464         2,855

Other income (expense):
  Interest expense                                (2,920)       (3,406)
  Interest income                                    193             -
                                               ----------    ----------

Income (loss) before income taxes                  2,737          (551)

Income taxes                                       1,149           (98)
                                               ----------    ----------

Net income (loss)                               $  1,588      $   (453)
                                               ==========    ==========

Basic earnings (loss) per share                 $   0.03      $  (0.18)
                                               ==========    ==========

Diluted earnings (loss) per share               $   0.03      $  (0.18)
                                               ==========    ==========

Weighted average common shares used
  in computing earnings (loss) per share:
    Basic                                         59,856         6,087
                                               ==========    ==========
    Diluted                                       60,301         6,087
                                               ==========    ==========

See accompanying notes to consolidated financial statements



               SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2000 and 1999
                              (in thousands)
                                (unaudited)

                                                                 2000        1999
                                                                 ----        ----
Cash flows from operating activities:
  Net income (loss)                                           $  1,588    $  (453)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Deferred income taxes                                          -       (102)
      Depreciation and amortization                              4,737      1,940
      Changes in operating assets and  liabilities:
          Accounts receivable                                    1,668      4,145
          Other - net                                              999        650
          Accounts payable                                         546     (2,958)
          Accrued expenses                                      (3,715)    (1,417)
          Income taxes                                           1,196          -
                                                              ---------   --------
          Net cash provided by operating activities              7,019      1,805
                                                              ---------   --------

Cash flows from investing activities:
  Payments for purchases of property and equipment              (8,587)    (1,144)
                                                              ---------   --------

          Net cash used in investing activities                 (8,587)    (1,144)
                                                              ---------   --------

Cash flows from financing activities:
  Net payments on notes payable                                 (3,713)    (4,440)
  Proceeds from long-term debt                                     643          -
  Principal payments on long-term debt                            (519)    (1,376)
  Proceeds from issuance of common and preferred stock               -      5,000
  Proceeds from exercise of stock options                          414          -
                                                              ---------   --------

          Net cash used in financing activities                 (3,175)      (816)
                                                              ---------   --------

          Net decrease in cash and cash equivalents             (4,743)      (155)

Cash and cash equivalents at beginning of period                 8,018        421
                                                              ---------   --------

Cash and cash equivalents at end of period                    $  3,275    $   266
                                                              =========   ========
See accompanying notes to consolidated financial statements




              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
      Notes to Unaudited Condensed Consolidated Financial Statements
                Three Months Ended March 31, 2000 and 1999


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

(2)  BASIS OF  PRESENTATION

Certain  information  and  footnote   disclosures   normally  in  financial
statements  prepared  in  accordance  with  generally  accepted  accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Superior Energy Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information for the three months ended March 31, 2000 and 1999 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2000 presentation.

(3) EARNINGS PER SHARE

On July 15, 1999, the Company effected an approximate 364 to 1 stock issuance as a result of the Merger. All earnings per common share amounts, references to common stock, and stockholders' equity amounts have been restated as if the stock issuance had occurred as of the earliest period presented. The effect of preferred dividends on arriving at the income available to common stockholders was $623,000 for the first quarter of 1999.

(4) BUSINESS COMBINATIONS

On July 15, 1999, the Company acquired Cardinal through a merger by issuing 30,239,568 shares of the Company's common stock (see note 1). The valuation of Superior's net assets is based upon the 28,849,523 common shares outstanding prior to the Merger at the approximate trading price of $3.78 at the time of the negotiation of the Merger on April 21, 1999. The purchase price allocated to net assets was $54.1 million. The revaluation reflected excess purchase price of $54.9 million over the fair value of net assets, which was recorded as goodwill. The results of operations of Superior have been included from July 15, 1999.

Effective November 1, 1999, the Company acquired Production Management Companies, Inc. ("PMI") for aggregate consideration consisting of $3.0 million in cash, 610,000 shares of the Company's common stock at an approximate trading price of $5.66 and additional consideration, if any, based upon a multiple of four times PMI's EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less certain adjustments. The acquisition was accounted for as a purchase, and PMI's assets and liabilities have been revalued at their estimated fair market value. The purchase price allocated to net assets was $3.5 million, and the excess purchase price of $3.0 million over the fair value of net assets was recorded as goodwill. The results of operations of PMI have been included from November 1, 1999.

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

The following unaudited pro forma information for the three months ended March 31, 1999 presents a summary of the consolidated results of operations of Superior, Cardinal, and PMI as if the Merger, the acquisition and the sales of subsidiaries had occurred on January 1, 1999, with pro forma adjustments to give effect to amortization of goodwill, depreciation and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):


                                Three Months
                                   Ended
                               March 31, 1999
                               --------------
Revenues                         $47,349
                               ==============

Net income                        $1,177
                               ==============

Basic earnings per share           $0.02
                               ==============

Diluted earnings per share         $0.02
                               ==============


The above pro forma information is not necessarily indicative of the results of operations as they would have been had the Merger, acquisition and sales of subsidiaries been effected on January 1, 1999.

(5) SEGMENT INFORMATION

The Company's reportable segments, subsequent to the Merger, are as follows: well services, wireline, marine, rental tools, environmental, field management and other. Each segment offers products and services within the oilfield services industry. The well services segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services and electric wireline services. The wireline segment provides mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well. The marine segment operates liftboats for oil and gas production facility maintenance and construction operations as well as production service activities. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The environmental segment provides offshore oil and gas cleaning services, as well as dockside cleaning of items including supply boats, cutting boxes, and process equipment. The field management segment provides contract operations and maintenance services, interconnect piping services, sandblasting and painting maintenance services, and transportation and logistics services. The other segment manufactures and sells drilling instrumentation and oil spill containment equipment. All the segments operate primarily in the Gulf Coast Region.

Summarized financial information concerning the Company's segments for the three months ended March 31, 2000 and 1999 is shown in the following tables (in thousands):


THREE MONTHS ENDED MARCH 31, 2000

                                        Well                         Rental             Field         Unallocated  Consolidated
                                      Services   Wireline   Marine   Tools   Environ.   Mgmt.   Other   Amount        Total
                                      -----------------------------------------------------------------------------------------
Revenues                              $ 9,674    $ 7,621    $ 5,255  $13,433 $ 3,605   $ 6,083 $ 1,603  $     -     $  47,274
Cost of services                        6,329      5,128      3,541    4,076   2,180     5,661     847        -        27,762
Depreciation and amortization             799        552        811    2,099     217       225      34        -         4,737
General and administrative              1,935      1,341        863    2,997     909       913     353        -         9,311
Operating income (loss)                   611        600         40    4,261     299      (716)    369        -         5,464
Interest expense                            -          -          -        -       -         -       -   (2,920)       (2,920)
Interest income                             -          -          -        -       -         -       -      193           193
                                      -----------------------------------------------------------------------------------------
Income (loss) before income taxes     $   611    $   600     $   40  $ 4,261  $  299   $  (716) $  369  $(2,727)    $   2,737
                                      =========================================================================================


THREE MONTHS ENDED MARCH 31, 1999

                                       Well                            Unallocated   Consolidated
                                     Services    Wireline     Marine      Amount         Total
                                     ------------------------------------------------------------
Revenues                             $ 5,621     $ 7,533      $ 5,824    $     -        $ 18,978
Cost of services                       2,933       4,240        3,333          -          10,506
Depreciation and amortization            489         498          953          -           1,940
General and administrative             1,152       1,545          980          -           3,677
Operating income                       1,047       1,250          558          -           2,855
Interest expense                           -           -            -     (3,406)         (3,406)
                                     ------------------------------------------------------------
Income (loss) before income taxes    $ 1,047     $ 1,250      $   558    $(3,406)       $   (551)
                                     ============================================================



(6)  COMMITMENTS AND CONTINGENCIES

In September 1999, one of the Company's two hundred foot class liftboats was damaged in the Gulf of Mexico. The vessel was fully insured and management does not believe any related unasserted claims will have a material effect on the financial position, results of operations or liquidity of the Company.

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

(8)  SUBSEQUENT EVENTS

On May 5, 2000, the Company completed the sale of 7.3 million shares of common stock, including 950,000 shares sold pursuant to the underwriter's over-allotment option. The offering generated net proceeds to the Company of approximately $63.2 million. Of the $63.2 million, the Company intends to use approximately $4.1 million of the proceeds to repay existing borrowings under the Company's $20 million revolving credit facility and $23.2 million in aggregate to purchase liftboats and to make an investment in an oilfield services company. The balance of the proceeds may be used for acquisitions and general working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

"Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by the our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility of the oil and gas industry, including the level of offshore exploration, production and development activity; risks of our growth strategy, including the risks of rapid growth and the risks inherent in acquiring businesses; changes in competitive factors affecting our operations; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the effect on our performance of regulatory programs and environmental matters; seasonality of the offshore industry in the Gulf of Mexico and our dependence on certain customers. These and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 1999. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.

ACQUISITION OF CARDINAL HOLDING CORP.

On July 15, 1999, we acquired Cardinal Holding Corp. through its merger with one of our wholly-owned subsidiaries. The merger was treated for accounting purposes as if we were acquired by Cardinal in a purchase business transaction. The purchase method of accounting required that we carry forward Cardinal's net assets at their historical book value and reflect our net assets at their estimated fair value at the date of the merger. Accordingly, all historical financial information presented in the consolidated financial statements included in this Quarterly Report for periods prior to July 15, 1999 reflect Cardinal's results on a stand-alone basis. Cardinal's historical operating results were substantially different than ours for the same periods. Our results for the quarter ended March 31, 2000 reflect three months of operations of Cardinal, Superior and Production Management Companies, Inc., which we acquired effective November 1, 1999. The results for the quarter ended March 31, 1999 reflect three months of operations of Cardinal only. Consequently, analyzing prior period results to determine or estimate our future operating potential will be difficult.

OVERVIEW

We provide a broad range of specialized oilfield services and equipment to oil and gas companies in the Gulf of Mexico and throughout the Gulf Coast region. These services and equipment include:

 * well services including plug and abandonment ("P&A") services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services and electric wireline services,
 *  mechanical wireline services,
 *  the rental of liftboats,
 *  the rental of specialized oilfield equipment,
 *  environmental cleaning services,
 *  field management services, and
 * the manufacture and sale of drilling instrumentation and oil spill containment equipment.

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

Our  financial  performance is impacted  by  the  broader  economic  trends affecting our customers. The demand for our services and equipment is cyclical due to the nature of the energy industry. Our first quarter 2000 operating results were, and future results may be, adversely affected by relatively low levels of industry demand for our equipment and services. Our operating results are directly tied to industry demand for our services, most of which are performed in the Gulf of Mexico. While we have focused on providing production related services where, historically, demand has not been as volatile as for exploration related services, we expect our operating results to be highly leveraged to industry activity levels in the Gulf of Mexico.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

In the three months ended March 31, 2000, overall demand for certain of our services was affected by low activity levels as well as poor weather conditions. Activity levels gradually improved throughout the quarter with March being the best month of the quarter.

Our revenues were $47.3 million for the three months ended March 31, 2000 as compared to $19.0 million for the same period in 1999. Due to the accounting treatment required for the Cardinal merger, our first quarter of 2000 operating results reflected three months of operations of Cardinal, Superior and Production Management, while the first quarter of 1999 operating results reflected only Cardinal's operations on a stand-alone basis.

Our gross margin was $19.5 million in the first quarter of 2000 compared to $8.5 million in the first quarter of 1999. The increase is the result of the Cardinal merger and the Production Management acquisition. In the first quarter of 2000, our rental tools segment contributed the highest gross margin, while our field management segment contributed the lowest gross margin. Of all our production related services, field management is expected to produce the lowest gross margin since its largest cost of services component is providing contract labor.

Depreciation and amortization increased to $4.7 million in three months ended March 31, 2000 from $1.9 million in the same period in 1999. Most of the increase resulted from the larger asset base following the Cardinal merger and the Production Management acquisition. Depreciation also increased as a result of our $8.6 million and $9.2 million of capital expenditures in the first quarter of 2000 and the year 1999, respectively.

General and administrative expenses increased to $9.3 million in the first quarter of 2000 from $3.7 million in the same period in 1999. The increase is the result of the Cardinal merger and the Production Management acquisition.

In the quarter ended March 31, 2000, we recorded net income of $1.6 million, or $0.03 earnings per diluted share, compared to a net loss of $0.5 million, or $0.18 loss per diluted share, in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are for working capital, acquisitions, capital expenditures and debt service. Our primary sources of liquidity are cash flow from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $3.3 million at March 31, 2000 compared to $8.0 million at December 31, 1999. Included in the $8.0 million balance at December 31, 1999 was a $6.6 million insurance settlement, which was received in late December 1999, for the damages associated with one of our two hundred foot vessels.

Net cash provided by operating activities was $7.1 million for the three months ended March 31, 2000 as compared to $1.8 million for the same period in 1999. In the first quarter of 2000, we used approximately $3.2 million of the $6.6 million insurance settlement to refurbish the damaged vessel. This $3.2 million decreased the net cash provided by operating activities for the first quarter of 2000. The overall increase in net cash provided by operating activities was due primarily to the merger with Cardinal and the Production Management acquisition.

On May 5, 2000, we completed the sale of 7.3 million shares of common stock, including 950,000 shares sold pursuant to the underwriter's over-allotment option. The offering generated net proceeds of approximately $63.2 million. Of the $63.2 million, we intend to use approximately $4.1 million of the net proceeds to repay existing borrowings under our $20 million revolving credit facility and $23.2 million in aggregate to purchase liftboats and to make an investment in an oilfield services company. The balance of the proceeds may be used for acquisitions and general working capital purposes.

We have a term loan and revolving credit facility that was implemented in July 1999 to provide $110 million term loan to refinance our long-term debt after the Cardinal merger, provide a $20 million revolving credit facility and $22 million that we can use to pay additional contingent consideration from our prior acquisitions. We amended the credit facility in November 1999 to increase the term loan by $10 million to refinance Production Management's existing indebtedness and to pay the cash portion of the acquisition price. Under the credit facility, the term loan requires quarterly principal installments that commenced December 31, 1999 in the amount of $519,000 and then increasing up to an aggregate of approximately $1.6 million a quarter until 2006 when $92 million will be due and payable. The credit facility bears interest at a LIBOR rate plus margins that depend on our leverage ratio. As of May 5, 2000, the amount outstanding under the term loan was $119.0 million, and there were no borrowings outstanding under the revolving credit facility. As of May 5, 2000, the weighted average interest rate on the credit facility was 9.28%. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our subsidiaries. The credit facility contains customary events of default and requires that we maintain debt coverage and leverage ratios. It also limits our ability to make capital expenditures, pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

In the first quarter of 2000, we made capital expenditures of $8.6 million primarily to further expand our rental tool equipment. Other capital expenditures included capital improvements to our liftboats and the purchase of a new coiled tubing unit. We currently believe that we will make additional capital expenditures, excluding acquisitions and targeted asset purchases, of approximately $16 to $17 million in 2000 primarily to further expand our marine vessel and rental tool inventory. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

We expect to pay approximately $21.4 million in the fourth quarter of 2000 for additional consideration related to our 1997 acquisitions. The consideration will be capitalized as additional purchase price of the acquired companies, and we expect to use the $22 million portion of the credit facility, which was designed to fund these payments, to the extent that we do not pay them from working capital.

We intend to continue implementing our acquisition strategy to increase our scope of services. Depending on the size of any future acquisitions, we may require additional equity or debt financing in excess of our current working capital and amounts available under our revolving credit facility.

ACCOUNTING PRONOUNCEMENT

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 1999. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2000, pursuant to a stock option, we issued 10,000 shares of common stock for $3.60 per share in reliance upon Sections 4(2) and 4(6) under the Securities Act of 1933. Proceeds were used to provide additional working capital.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are filed with this Form 10-Q:

  2.1 Agreement and Plan of Merger (incorporated herein by reference to the Company's Current Report on Form 8-K dated April 20, 1999).

  2.2     Amendment No. 1 to Agreement and Plan of Merger
          (incorporated herein by reference to the Company's Current Report on Form 8-K dated June 30, 1999).

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

  3.3 Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1999).

  4.1 Specimen Stock Certificate (incorporated herein by reference to Amendment No. 1 to the Company's Form S-4 on SB-2 (Registration Statement No. 33-94454)).

  4.2 Registration Rights Agreement dated as of July 15, 1999 by and among the Company, First Reserve Fund VII, Limited Partnership and First Reserve Fund VIII, Limited Partnership (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

  4.3 Registration Rights Agreement dated of July 15, 1999 by and among the Company and certain stockholders named therein (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

  4.4 Stockholders' Agreement dated as of July 15, 1999 by and among the Company, First Reserve Fund VII, Limited Partnership and First Reserve Fund VIII, Limited Partnership (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

  27.1    Financial Data Schedule.


b) Reports on Form 8-K. The following report on Form 8-K was filed during the quarter ended March 31, 2000:

   On March 22, 2000, the Company filed a Current Report on Form 8-K reporting, under Items 5 and 7, the results for the fourth quarter and year 1999.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SUPERIOR ENERGY SERVICES, INC.



Date:  MAY 12, 2000           BY: /S/ TERENCE E. HALL
                                 -------------------------------------
                                      Terence E. Hall
                                 Chairman of the Board,
                                 Chief Executive Officer and President
                                 (Principal Executive Officer)



Date:  MAY 12, 2000           BY: /S/ ROBERT S. TAYLOR
                                 -------------------------------------
                                      Robert S. Taylor
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)