Form 10-Q
period 2000-06-30
SUPERIOR ENERGY SERVICES INC
filed 2000-08-11
CIK 886835

===========================================================================
                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

 (MARK ONE)

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
            QUARTERLY PERIOD ENDED JUNE 30, 2000
       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
            TRANSITION PERIOD FROM .........TO........

                        COMMISSION FILE NO. 0-20310


                      SUPERIOR ENERGY SERVICES, INC.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                     75-2379388
           (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)               Identification No.)

           1105 Peters Road                             70058
           Harvey, Louisiana                            (Zip Code)
           (Address of principal executive offices)



    Registrant's telephone number, including area code: (504) 362-4321


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock outstanding on August 4, 2000 was 67,537,234.


===========================================================================

                      SUPERIOR ENERGY SERVICES, INC.
                     Quarterly Report on Form 10-Q for
                 the Quarterly Period Ended June 30, 2000

                             TABLE OF CONTENTS
                                                                        PAGE

PART I FINANCIAL INFORMATION

     Item 1.  Financial Statements                                        3
     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations            10
     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk                                                 14

PART II OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders         14
     Item 6.  Exhibits and Reports on Form 8-K                            14



EXPLANATORY NOTE

On July 15, 1999, we acquired Cardinal Holding Corp. through its merger with one of our wholly-owned subsidiaries. The merger was treated for accounting purposes as if Superior was acquired by Cardinal in a purchase business transaction. The purchase method of accounting required that we carry forward Cardinal's net assets at their historical book value and reflect Superior's net assets at their estimated fair value at the date of the merger. Accordingly, all historical financial results presented in the consolidated financial statements included in this Quarterly Report for periods prior to July 15, 1999 reflect Cardinal's results on a stand-alone basis. Cardinal's historical operating results were substantially different than ours for the same periods. The results for the three and six months ended June 30, 2000 reflect three and six months, respectively, of operations of Cardinal, Superior and Production Management Companies, Inc., which we acquired effective November 1, 1999. The results for the three and six months ended June 30, 1999 reflect three and six months, respectively, of operations of Cardinal only. Consequently, analyzing prior period results to determine or estimate our future operating potential will be difficult.

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                    June 30, 2000 and December 31, 1999
                     (in thousands, except share data)

                                                         6/30/00      12/31/99
                                                       (Unaudited)    (Audited)
                                                       -----------  -----------
ASSETS
Current assets:
  Cash and cash equivalents                            $  16,480    $   8,018
  Accounts receivable - net                               53,398       41,878
  Income tax receivable                                        -          224
  Deferred tax asset                                       1,437        1,437
  Prepaid insurance and other                              5,691        4,565
                                                       -----------  -----------
        Total current assets                              77,006       56,122
                                                       -----------  -----------
Property, plant and equipment - net                      164,725      134,723
Goodwill - net                                            85,754       78,641
Notes receivable                                          18,598        8,898
Other assets - net                                         3,801        3,871
                                                       -----------  -----------
        Total assets                                   $ 349,884    $ 282,255
                                                       ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $  12,226    $   9,196
  Accrued expenses                                        10,701       15,473
  Income tax payable                                       3,475            -
  Current maturities of long-term debt                     3,011        2,579
  Notes payable - other                                        -        3,669
                                                       -----------  -----------
        Total current liabilities                         29,413       30,917
                                                       -----------  -----------
Deferred income taxes                                     13,236       12,392
Long-term debt                                           115,890      117,459

Stockholders' equity:
  Preferred stock of $.01 par value. Authorized,
     5,000,000 shares; none issued                             -            -
  Common stock of $.001 par value. Authorized,
     125,000,000 shares; issued and outstanding
     67,453,589 at June 30, 2000, 59,810,789
     at December 31, 1999                                     67           60
  Additional paid-in capital                             313,354      248,934
  Accumulated deficit                                   (122,076)    (127,507)
                                                       -----------  -----------
        Total stockholders' equity                       191,345      121,487
                                                       -----------  -----------
        Total liabilities and stockholders' equity     $ 349,884    $ 282,255
                                                       ===========  ===========

See accompanying notes to consolidated financial statements.




              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
             Three and Six Months Ended June 30, 2000 and 1999
                   (in thousands, except per share data)
                                (unaudited)

                                                    Three Months             Six Months
                                                  2000        1999        2000       1999
                                                --------   --------    ---------   --------
Revenues                                        $ 57,592   $ 16,267    $ 104,866   $ 35,245
                                                --------   --------    ---------   --------
Costs and expenses:
  Cost of services                                33,931     13,429       61,693     23,935
  Depreciation and amortization                    4,935      2,187        9,672      4,127
  General and administrative                       9,673      3,671       18,984      7,348
                                                --------   --------    ---------   --------
     Total costs and expenses                     48,539     19,287       90,349     35,410
                                                --------   --------    ---------   --------
Income (loss) from operations                      9,053     (3,020)      14,517       (165)

Other income (expense):
  Interest expense                                (3,068)    (3,508)      (5,988)    (6,914)
  Interest income                                    641          -          834          -
                                                --------   --------    ---------   --------
Income (loss) before income taxes                  6,626     (6,528)       9,363     (7,079)

Income taxes                                       2,783     (2,167)       3,932     (2,265)
                                                --------   --------    ---------   --------
Net income (loss)                               $  3,843   $ (4,361)   $   5,431   $ (4,814)
                                                ========   ========    =========   =========
Basic earnings (loss) per share                 $   0.06   $  (0.75)   $    0.09   $  (0.96)
                                                ========   ========    =========   =========
Diluted earnings (loss) per share               $   0.06   $  (0.75)   $    0.09   $  (0.96)
                                                ========   ========    =========   =========
Weighted average common shares used
  in computing earnings (loss) per share:
    Basic                                         64,643      6,728       62,250      6,409
    Incremental common shares from
       stock options                                 562          -          154          -
                                                --------   --------    ---------   --------
    Diluted                                       65,205      6,728       62,404      6,409
                                                ========   ========    =========   =========

See accompanying notes to consolidated financial statements.



              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                  Six Months Ended June 30, 2000 and 1999
                              (in thousands)
                                (unaudited)
                                                                   2000        1999
                                                                ---------   ----------
Cash flows from operating activities:
  Net income (loss)                                             $  5,431    $ (4,814)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
      Deferred income taxes                                            -       (102)
      Depreciation and amortization                                9,672      4,127
      Changes in operating assets and  liabilities, net of
        acquisitions:
          Accounts receivable                                     (7,745)     5,906
          Other - net                                                207        561
          Accounts payable                                         1,055     (2,791)
          Accrued expenses                                        (4,772)    (1,568)
          Income taxes                                             3,699     (2,540)
                                                                ---------   ----------
          Net cash provided by (used in) operating activities      7,547     (1,221)
                                                                ---------   ----------
Cash flows from investing activities:
  Payments for purchases of property and equipment               (31,200)     (2,320)
  Acquisitions of businesses, net of cash acquired                (8,958)          -
  Increase in notes receivable                                    (9,700)          -
                                                                ---------   ----------
          Net cash used in investing activities                  (49,858)      (2,320)
                                                                ---------   ----------
Cash flows from financing activities:
  Net payments on notes payable                                   (3,713)       1,387
  Proceeds from long-term debt                                     4,100            -
  Principal payments on long-term debt                           (14,042)      (3,235)
  Proceeds from issuance of stock                                 63,263        5,000
  Proceeds from exercise of stock options                          1,165            -
                                                                ---------   ----------
          Net cash provided by financing activities               50,773        3,152
                                                                ---------   ----------
          Net increase (decrease) in cash and cash equivalents     8,462         (389)

Cash and cash equivalents at beginning of period                   8,018           421
                                                                ---------   ----------
Cash and cash equivalents at end of period                      $ 16,480    $       32
                                                                =========   ==========


See accompanying notes to consolidated financial statements







              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
           Notes to Unaudited Consolidated Financial Statements
                  Six Months Ended June 30, 2000 and 1999


(1)  MERGER

On July 15, 1999, Superior consummated a merger (the "Merger") whereby it acquired all of the outstanding capital stock of Cardinal Holding Corp. ("Cardinal") from the stockholders of Cardinal in exchange for an aggregate of 30,239,568 shares of Superior's common stock (or 51% of the then outstanding common stock). The acquisition was effected through the merger of a wholly-owned subsidiary of Superior, formed for this purpose, with and into Cardinal, with the effect that Cardinal became a wholly-owned subsidiary of Superior.

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

(2)  BASIS OF  PRESENTATION

Certain  information  and  footnote   disclosures   normally  in  financial
statements  prepared  in  accordance  with  generally  accepted  accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Superior Energy Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information for the three and six months ended June 30, 2000 and 1999 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2000 presentation.

(3) EARNINGS PER SHARE

On July 15, 1999, the Company effected an approximate 364 to 1 stock issuance as a result of the Merger. All earnings per common share amounts, references to common stock, and stockholders' equity amounts have been restated as if the stock issuance had occurred as of the earliest period presented. The effect of preferred dividends distributed prior to the Merger on arriving at the income available to common stockholders was $707,000 and $1,330,000 for the three and six months ended June 30, 1999, respectively.

(4) BUSINESS COMBINATIONS

On June 21, 2000, the Company acquired H.B. Rentals, L.C. and its subsidiary Eagle Rentals, Inc. ("HB") for $7.0 million in cash consideration. Additional consideration, if any, will be based upon HB's average eighteen-month and three-year period EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less certain adjustments. The total additional consideration, if any, will not exceed $5.2 million. The acquisition was accounted for as a purchase, and HB's assets and liabilities have been valued at their estimated fair market value. The purchase price allocated to net assets was approximately $1.2 million, and the excess purchase price over the fair value of the net assets of HB of approximately $5.8 million was allocated to goodwill. The results of operations of HB have been included from June 21, 2000.

Effective November 1, 1999, the Company acquired Production Management Companies, Inc. ("PMI") for aggregate consideration consisting of $3.0 million in cash, and 610,000 shares of the Company's common stock at an approximate trading price of $5.66. Additional consideration, if any, will be based upon a multiple of four times PMI's EBITDA less certain adjustments. The acquisition was accounted for as a purchase, and PMI's assets and liabilities have been valued at their estimated fair market value. The purchase price allocated to net assets was $3.5 million, and the excess purchase price of $3.0 million over the fair value of net assets was recorded as goodwill. The results of operations of PMI have been included from November 1, 1999.

On July 15, 1999, the Company acquired Cardinal through a merger by issuing 30,239,568 shares of the Company's common stock (see note 1). The valuation of Superior's net assets is based upon the 28,849,523 common shares outstanding prior to the Merger at the approximate trading price of $3.78 at the time of the negotiation of the Merger on April 21, 1999. The purchase price allocated to net assets was $53.7 million. The revaluation reflected excess purchase price of $55.3 million over the fair value of net assets, which was recorded as goodwill. The results of operations of Superior have been included from July 15, 1999.

Effective July 1, 1999, Superior sold two subsidiaries for a promissory note having an aggregate principal amount of $8.9 million, which bears interest of 7.5% per annum. As part of the sale, the purchasers were granted the right to resell the capital stock of the two companies to the Company in 2002 subject to certain terms and conditions.

The following unaudited pro forma information for the three and six months ended June 30, 2000 and 1999 presents a summary of the consolidated results of operations as if the Merger, the acquisitions and the sale of the subsidiaries had occurred on January 1, 1999, with pro forma adjustments to give effect to amortization of goodwill, depreciation and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):



                                    Three Months Ended          Six Months Ended
                                         June 30,                    June 30,
                                     2000       1999             2000       1999
                                   --------   --------        ---------   --------
Revenues                           $ 60,531   $ 48,259        $ 111,663   $ 98,586
                                   ========   ========        =========   ========

Net income (loss)                  $  3,684   $ (2,148)       $   4,888   $   (869)
                                   ========   ========        =========   ========

Basic earnings (loss) per share    $   0.06   $  (0.04)       $    0.08   $  (0.01)
                                   ========   ========        =========   ========

Diluted earnings (loss) per share  $   0.06   $  (0.04)       $    0.08   $  (0.01)
                                   ========   ========        =========   ========

The above pro forma information is not necessarily indicative of the results of operations that would have been achieved had the Merger, acquisitions and the sale of the subsidiaries been effected on January 1, 1999.

Most of Superior's acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average EBITDA over a three year period from the respective dates of acquisition. In no event will the maximum aggregate consideration exceed $54.6 million for all acquisitions inclusive of the HB and PMI acquisitions. If performance continues at current levels for certain acquired companies, the additional consideration actually paid will be materially less than the maximum consideration. The additional consideration is not currently reflected in the respective companies' purchase price. The additional consideration, if any, will be capitalized as additional purchase price.

In the fourth quarter of 2000, additional consideration related to three of our 1997 acquisitions will be determined. In no event will this amount exceed $21.4 million. We expect to use the $22 million portion of the credit facility, which was designed to fund these payments, to the extent that we do not pay them from working capital.

(5) SEGMENT INFORMATION

The Company's reportable segments, subsequent to the Merger and recent acquisitions, are as follows: well services, wireline, marine, rental tools, environmental, field management and other. Each segment offers products and services within the oilfield services industry. The well services segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services and electric wireline services. The wireline segment provides mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well. The marine segment operates liftboats for oil and gas production facility maintenance and construction operations as well as production service activities. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The environmental segment provides offshore oil and gas cleaning services, as well as dockside cleaning of items including supply boats, cutting boxes, and process equipment. The field management segment provides contract operations and maintenance services, interconnect piping services, sandblasting and painting maintenance services, and transportation and logistics services. The other segment manufactures and sells drilling instrumentation and oil spill containment equipment. All the segments operate primarily in the Gulf Coast Region.

Summarized financial information concerning the Company's segments for the three and six months ended June 30, 2000 and 1999 is shown in the following tables (in thousands):


THREE MONTHS ENDED JUNE 30, 2000

                                  Well                          Rental                Field          Unallocated   Consolidated
                                Services   Wireline   Marine     Tools    Environ.    Mgmt.   Other     Amount         Total
                                -----------------------------------------------------------------------------------------------
Revenues                        $ 12,629   $ 7,870   $ 7,792   $ 15,370   $ 4,536   $ 8,733   $  662   $     -       $ 57,592
Cost of services                   8,089     5,662     4,494      4,972     2,654     7,703      357         -         33,931
Depreciation and amortization        777       533       906      2,226       222       235       36         -          4,935
General and administrative         2,035     1,318       691      3,443       906       970      310         -          9,673
Operating income (loss)            1,728       357     1,701      4,729       754      (175)     (41)        -          9,053
Interest expense                       -         -         -          -         -         -        -    (3,068)        (3,068)
Interest income                        -         -         -          -         -         -        -       641            641
                                -----------------------------------------------------------------------------------------------
Income (loss) before
 income taxes                   $  1,728    $  357   $ 1,701   $  4,729   $   754    $ (175)  $  (41)   $(2,427)      $ 6,626
                                ===============================================================================================

THREE MONTHS ENDED JUNE 30, 1999

                                   Well                            Unallocated   Consolidated
                                 Services    Wireline     Marine      Amount         Total
                                 ------------------------------------------------------------
Revenues                         $  4,882    $  6,287    $  5,098     $       -    $  16,267
Cost of services                    4,223       5,065       4,141             -       13,429
Depreciation and amortization         434         893         860             -        2,187
General and administrative          1,110       1,333       1,228             -        3,671
Operating loss                       (885)     (1,004)     (1,131)            -       (3,020)
Interest expense                        -           -           -        (3,508)      (3,508)
                                 ------------------------------------------------------------
Loss before income taxes         $   (885)   $ (1,004)   $ (1,131)    $  (3,508)   $  (6,528)
                                 ============================================================

SIX MONTHS ENDED JUNE 30, 2000

                                  Well                            Rental                Field            Unallocated  Consolidated
                                Services   Wireline    Marine      Tools     Enviro      Mgmt.     Other    Amount       Total
                                --------------------------------------------------------------------------------------------------
Revenues                        $ 22,303   $ 15,491   $ 13,047   $ 28,803   $  8,141   $ 14,816   $ 2,265  $      -    $ 104,866
Cost of services                  14,418     10,790      8,035      9,048      4,834     13,364     1,204         -       61,693
Depreciation and amortization      1,576      1,085      1,717      4,325        439        460        70         -        9,672
General and administrative         3,970      2,659      1,554      6,440      1,815      1,883       663         -       18,984
Operating income (loss)            2,339        957      1,741      8,990      1,053       (891)      328         -       14,517
Interest expense                       -          -          -          -          -          -         -    (5,988)      (5,988)
Interest income                        -          -          -          -          -          -         -       834          834
                                --------------------------------------------------------------------------------------------------
Income (loss) before
  income taxes                   $ 2,339   $    957    $ 1,741    $ 8,990   $  1,053    $  (891)  $   328  $ (5,154)    $  9,363
                                ==================================================================================================

SIX MONTHS ENDED JUNE 30, 1999
                                       Well                         Unallocated Consolidated
                                     Services   Wireline    Marine     Amount       Total
                                     -------------------------------------------------------
Revenues                             $ 10,503   $ 13,820   $ 10,922   $      -   $  35,245
Cost of services                        7,156      9,305      7,474          -      23,935
Depreciation and amortization             923      1,391      1,813          -       4,127
General and administrative              2,262      2,878      2,208          -       7,348
Operating income (loss)                   162        246       (573)         -        (165)
Interest expense                            -          -          -     (6,914)     (6,914)
                                     -------------------------------------------------------
Income (loss) before income taxes    $    162   $    246   $   (573)  $ (6,914)  $  (7,079)
                                     =======================================================
</TABLE


IDENTIFIABLE ASSETS
                                                                                             Unallo-    Consoli-
                  Well                             Rental                 Field               cated      dated
                Services   Wireline    Marine      Tools      Environ.    Mgmt.     Other     Amount     Total
                ------------------------------------------------------------------------------------------------
June 30, 2000   $ 48,514   $ 30,985   $ 65,593   $ 163,104   $ 19,763   $ 15,527   $ 3,898   $ 2,500  $ 349,884
                ================================================================================================
December 31,
   1999         $ 39,878   $ 30,961   $ 48,655   $ 134,287   $  8,525   $ 12,768   $ 4,533   $ 2,648  $ 282,255
                ================================================================================================


(6)  EQUITY

On May 5, 2000, the Company completed the sale of 7.3 million shares of common stock, including 950,000 shares sold pursuant to the underwriter's over-allotment option. The offering generated net proceeds to the Company of approximately $63.3 million.

(7)  COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(8)  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

(9)  SUBSEQUENT EVENT

On July 26, 2000, the Company acquired substantially all of the assets of AMBAR, Inc.'s Production Services Division for $9.5 million in cash. The Production Services Division provides coiled tubing, pumping, stimulation, nitrogen, pipeline remediation and related services to restore lost production from oil and gas wells in the Gulf of Mexico. This acquisition expands the Company's existing coiled tubing and pumping and stimulation services within its well services segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility of the oil and gas industry, including the level of offshore exploration, production and development activity; risks of our growth strategy, including the risks of rapid growth and the risks inherent in acquiring businesses; changes in competitive factors affecting our operations; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the effect on our performance of regulatory programs and environmental matters; seasonality of the offshore industry in the Gulf of Mexico and our dependence on certain customers. These and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 1999. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.

ACQUISITION OF CARDINAL HOLDING CORP.

On July 15, 1999, we acquired Cardinal Holding Corp. through its merger with one of our wholly-owned subsidiaries. The merger was treated for accounting purposes as if we were acquired by Cardinal in a purchase business transaction. The purchase method of accounting required that we carry forward Cardinal's net assets at their historical book value and reflect our net assets at their estimated fair value at the date of the merger. Accordingly, all historical financial information presented in the consolidated financial statements included in this Quarterly Report for periods prior to July 15, 1999 reflect Cardinal's results on a stand-alone basis. Cardinal's historical operating results were substantially different than ours for the same periods. Our results for the three and six months ended June 30, 2000 reflect three and six months, respectively, of operations of Cardinal, Superior and Production Management Companies, Inc., which we acquired effective November 1, 1999. The results for the three and six months ended June 30, 1999 reflect three and six months, respectively, of operations of Cardinal only. Consequently, analyzing prior period results to determine or estimate our future operating potential will be difficult.

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

Over the past few years, we have significantly expanded the geographic scope of our operations and the range of production related services that we provide through both internal growth and strategic acquisitions. In July 1999, we completed the Cardinal merger, in November 1999, we completed the Production Management acquisition, and in June 2000, we completed the acquisition of H.B. Rentals L.C. and its subsidiary Eagle Rentals, Inc., thereby making these companies our wholly-owned subsidiaries. These acquisitions firmly established us as a market leader in providing most offshore production related services using liftboats as work platforms and allowed us to expand our scope of operations to include offshore platform and property management services.

In the second quarter of 2000, our financial performance was favorably impacted by increased demand for our services as compared to the first quarter of 2000. In the quarter ended June 30, 2000, revenue increased 22% to $57.6 million and net income increased 142% to $3.8 million over the quarter ended March 31, 2000. The primary factors driving our improved performance include increased day rates and utilization for, as well as expansion of, our liftboat fleet and increased demand for our well services segment.

Our marine segment's revenue increased 48% in the second quarter of 2000 over the first quarter of 2000. This increase is attributable to higher average day rates and utilization as well as the addition of six liftboats near the end of May. Weighted average day rates for our liftboat fleet increased from approximately $2,850 in the first quarter of 2000 to approximately $3,340 in the second quarter of 2000. The fleet's average utilization increased from approximately 67% in the first quarter to approximatley 78% in the second quarter.

Our well services segment's revenue increased 31% in the second quarter of 2000 as compared to the first quarter of 2000 due primarily to an increase in revenue from our core business of P&A, temporary P&A and recompletion. We also experienced greater demand for our production-enhancement services, such as coiled tubing, pumping and stimulation, electric line and data acquisition, as our customers are focused on enhancing recovery from existing shallow water reservoirs.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999

Our revenues were $57.6 million for the three months ended June 30, 2000 as compared to $16.3 million for the same period in 1999. Due to the accounting treatment required for the Cardinal merger, our second quarter of 2000 operating results reflected three months of operations of Cardinal, Superior and Production Management, while the second quarter of 1999 operating results reflected only Cardinal's operations on a stand-alone basis.

Our gross margin was $23.7 million in the second quarter of 2000 compared to $2.8 million in the second quarter of 1999. The increase is primarily the result of the Cardinal merger and the Production Management acquisition, as well as the addition of six liftboats to our fleet in May 2000. In the second quarter of 2000, our rental tools segment contributed the highest gross margin percentage, while our field management segment contributed the lowest gross margin percentage. Of all our production related services, field management is expected to produce the lowest gross margin percentage since its largest cost of services component is providing contract labor.

Depreciation and amortization increased to $4.9 million in the three months ended June 30, 2000 from $2.2 million in the same period in 1999. Most of the increase resulted from the larger asset base following the Cardinal merger and the Production Management acquisition. Depreciation also increased as a result of our $31.2 million of capital expenditures in the first six months of 2000 combined with our 1999 capital expenditures of $9.2 million.

General and administrative expenses increased to $9.7 million in the second quarter of 2000 from $3.7 million in the same period in 1999. The increase is the result of the Cardinal merger and the Production Management acquisition. General and administrative expenses have decreased from 23% of revenue for the quarter ended June 30, 1999 to 17% of revenue for the quarter ended June 30, 2000.

In the quarter ended June 30, 2000, we recorded net income of $3.8 million, or $0.06 earnings per diluted share, compared to a net loss of $4.4 million, or $0.75 loss per diluted share, in the same period in 1999.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Our revenues were $104.9 million for the six months ended June 30, 2000 as compared to $35.2 million for the same period in 1999. Due to the accounting treatment required for the Cardinal merger, our first six months of 2000 operating results reflected six months of operations of Cardinal, Superior and Production Management, while the first six months of 1999 operating results reflected only Cardinal's operations on a stand-alone basis.

Our gross margin was $43.2 million in the six months ended June 30, 2000 compared to $11.3 million for the same period in 1999. The increase is primarily the result of the Cardinal merger and the Production Management acquisition, as well as the addition of six liftboats to our fleet in May 2000. In the six months ended June 30, 2000, our rental tools segment contributed the highest gross margin percentage, while our field management segment contributed the lowest gross margin percentage. Of all our production related services, field management is expected to produce the lowest gross margin percentage since its largest cost of services component is providing contract labor.

Depreciation and amortization increased to $9.7 million in the six months ended June 30, 2000 from $4.1 million in the same period in 1999. Most of the increase resulted from the larger asset base following the Cardinal merger and the Production Management acquisition. Depreciation also increased as a result of our $31.2 million of capital expenditures in the first six months of 2000 combined with our 1999 capital expenditures of $9.2 million.

General and administrative expenses increased to $19.0 million in the second quarter of 2000 from $7.3 million in the same period in 1999. The increase is the result of the Cardinal merger and the Production Management acquisition. General and administrative expenses have decreased from 21% of revenue for the six months ended June 30, 1999 to 18% of revenue for the six months ended June 30, 2000.

In the six months ended June 30, 2000, we recorded net income of $5.4 million, or $0.09 earnings per diluted share, compared to a net loss of $4.8 million, or $0.96 loss per diluted share, in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are for working capital, acquisitions, capital expenditures and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $16.5 million at June 30, 2000 compared to $8.0 million at December 31, 1999. Included in the $8.0 million balance at December 31, 1999 was a $6.6 million insurance settlement, which was received in late December 1999, for the damages associated with one of our two hundred foot vessels.

Net cash provided by operating activities was $7.5 million for the six months ended June 30, 2000 as compared to cash used of $1.2 million for the same period in 1999. In the first six months of 2000, we used approximately $5.6 million of the $6.6 million insurance settlement to refurbish the damaged vessel. This $5.6 million decreased the net cash provided by operating activities for the six months ended June 30, 2000. In addition, increased sales have led to increased accounts receivables thereby lowering our operating cash flow. The overall increase in net cash provided by operating activities was due primarily to the merger with Cardinal and the Production Management acquisition.

On May 5, 2000, we completed the sale of 7.3 million shares of common stock, including 950,000 shares sold pursuant to the underwriter's over-allotment option. The offering generated net proceeds of approximately $63.3 million. The proceeds were used to repay $4.1 million of borrowings under our $20 million revolving credit facility, purchase six liftboats from Trico Marine Services, Inc. for $14 million, make a $9.7 million investment in an oilfield services company, purchase HB Rentals for $14.4 million (including the repayment of its debt of $7.4 million) and on July 26, 2000, purchase AMBAR Inc.'s Production Services Division for $9.5 million. The remaining proceeds of the offering will be used for capital expenditures and general working capital purposes.

We have a term loan and revolving credit facility that was implemented in July 1999 to provide a $110 million term loan to refinance our long-term debt after the Cardinal merger, provide a $20 million revolving credit facility and $22 million that we can use to pay additional contingent consideration from our prior acquisitions. We amended the credit facility in November 1999 to increase the term loan by $10 million to refinance Production Management's existing indebtedness and to pay the cash portion of the acquisition price. Under the credit facility, the term loan requires quarterly principal installments that commenced December 31, 1999 in the amount of $519,000 and then increasing up to an aggregate of approximately $1.6 million a quarter until 2006 when $92 million will be due and payable. The credit facility bears interest at a LIBOR rate plus margins that depend on our leverage ratio. As of August 4, 2000, the amount outstanding under the term loan was $118.4 million, and there were no borrowings outstanding under the revolving credit facility. As of August 4, 2000, the weighted average interest rate on the credit facility was 10.0%. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our subsidiaries. The credit facility contains customary events of default and requires that we maintain debt coverage and leverage ratios. It also limits our ability to make capital expenditures, pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

In the six months ended June 30, 2000, we made capital expenditures of $31.2 million, which included the purchase of six liftboats from Trico Marine Services, Inc. for $14 million. Approximately $12.6 million was used to further expand our rental tool equipment, and other capital expenditures included capital improvements to our liftboats and the purchase of a new coiled tubing unit. We currently believe that we will make additional capital expenditures, excluding acquisitions and targeted asset purchases, of approximately $11 to $13 million in 2000 primarily to further expand our marine vessel and rental tool inventory. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

In the fourth quarter of 2000, additional consideration related to three of our 1997 acquisitions will be determined. In no event will this amount exceed $21.4 million. We expect to use the $22 million portion of the credit facility, which was designed to fund these payments, to the extent that we do not pay them from working capital.

We intend to continue implementing our acquisition strategy to increase our scope of services. Depending on the size of any future acquisitions, we may require additional equity or debt financing in excess of our current working capital and amounts available under our revolving credit facility.


NEW ACCOUNTING PRONOUNCEMENT

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


PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

(a) The annual meeting of the stockholders of the Company was held on May 18, 2000 (the "Annual Meeting").

(b) At the Annual Meeting, the  stockholders  of the Company elected Terence
    E. Hall, Justin L. Sullivan, Richard A. Bachmann, William E. Macaulay, Ben A. Guill, and Robert E. Rose to serve as directors until the next annual meeting of stockholders.

(c) The voting tabulation for the election of the six directors is as follows:

        DIRECTOR                   FOR         WITHHELD
     --------------------------------------------------
     Terence E. Hall            45,133,989      169,874
     Justin L. Sullivan         45,133,989      169,874
     Richard A. Bachmann        45,133,989      169,874
     William E. Macaulay        45,132,189      171,674
     Ben A. Guill               45,132,189      171,674
     Robert E. Rose             43,879,179    1,424,684

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

   3.3 Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

   27.1   Financial Data Schedule.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended June 30, 2000:

    On April 4, 2000, the Company filed a Current Report on Form 8-K reporting, under Items 5 and 7, the filing of its Form 10-K for the fiscal year ended December 31, 1999.

    On April 20, 2000, the Company filed a Current Report on Form 8-K reporting, under Item 7, financial statements and pro forma financial information regarding Cardinal Holding Corp. and Production Management Companies, Inc.

    On May 3, 2000, the Company filed a Current Report on Form 8-K reporting, under Items 5 and 7, the Underwriting Agreement with Johnson Rice & Company L.L.C. for the sale of 6,350,000 shares of its common stock.

    On May 5, 2000, the Company filed a Current Report on Form 8-K reporting, under Items 5 and 7, the results for the first quarter 2000.

    On May 8, 2000, the Company filed a Current Report on Form 8-K reporting, under Items 5 and 7, that it sold 7,300,000 shares at $9 per share, including 950,000 shares sold pursuant to the underwriter's over allotment option.

    On May 15, 2000, the Company filed a Current Report on Form 8-K reporting, under Items 5 and 7, the purchase of six liftboats from Trico Marine Services, Inc.

    On June 22, 2000, the Company filed a Current Report on Form 8-K reporting, under Items 5 and 7, the acquisition of HB Rentals, L.C., and its subsidiary Eagle Rentals Co., Inc.

    On July 5, 2000, the Company filed a Current Report on Form 8-K reporting, under Item 7, financial statements and pro forma financial information regarding the acquisition of HB Rentals, L.C., and its subsidiary Eagle Rentals Co., Inc.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SUPERIOR ENERGY SERVICES, INC.



Date:  AUGUST 11, 2000             BY: /S/ TERENCE E. HALL
     ------------------               -----------------------
                                      Terence E. Hall
                                      Chairman of the Board,
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)



Date:  AUGUST 11, 2000             BY: /S/ ROBERT S. TAYLOR
     ------------------               -----------------------
                                      Robert S. Taylor
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                        Officer)