Form 10-Q
period 2000-09-30
SUPERIOR ENERGY SERVICES INC
filed 2000-11-13
CIK 886835

===========================================================================
                              UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q
(MARK ONE)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
[X]             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ......TO.....

                         COMMISSION FILE NO. 0-20310


                     SUPERIOR ENERGY SERVICES, INC.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Delaware                                  75-2379388
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             (Identification No.)

        1105 Peters Road
        Harvey, Louisiana                          70058
        (Address of principal executive offices)   (Zip Code)

      Registrant's telephone number, including area code:(504) 362-4321


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of the Registrant's common stock outstanding on November 8, 2000 was 67,784,304.

===========================================================================



                      SUPERIOR ENERGY SERVICES, INC.
                     Quarterly Report on Form 10-Q for
                the Quarterly Period Ended September 30, 2000

                             TABLE OF CONTENTS
                                                              PAGE

PART I    FINANCIAL INFORMATION

    Item 1. Financial Statements                                 3
    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations       11
    Item 3. Quantitative and Qualitative Disclosures
            about Market Risk                                   15

PART II   OTHER INFORMATION

    Item 2. Changes in Securities and use of Proceeds           15
    Item 6. Exhibits and Reports on Form 8-K                    15



EXPLANATORY NOTE

On July 15, 1999, we acquired Cardinal Holding Corp. through its merger with one of our wholly-owned subsidiaries. The merger was treated for accounting purposes as if Superior was acquired by Cardinal in a purchase business transaction. The purchase method of accounting required that we carry forward Cardinal's net assets at their historical book value and reflect Superior's net assets at their estimated fair value at the date of the merger. Accordingly, the information presented in this Quarterly Report for periods prior to July 15, 1999 reflects only Cardinal's historical financial and operating data. Financial and operating data relating to our business are included on and after July 15, 1999. Cardinal's historical operating results were substantially different than ours for the same periods. Consequently, analyzing prior period results to determine or estimate our future operating potential will be difficult.


PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                 September 30, 2000 and December 31, 1999
                     (in thousands, except share data)


                                                     09/30/00          12/31/99
                                                     (Unaudited)       (Audited)
                                                     ___________      ___________
ASSETS
Current assets:
  Cash and cash equivalents                           $   1,153        $  8,018
  Accounts receivable - net                              65,304          41,878
  Income tax receivable                                       -             224
  Deferred tax asset                                      1,437           1,437
  Prepaid insurance and other                             5,764           4,565
                                                      __________       __________

        Total current assets                             73,658          56,122
                                                      __________       __________

Property, plant and equipment - net                     182,104         134,723
Goodwill - net                                           91,501          78,641
Notes receivable                                         18,928           8,898
Other assets - net                                        4,158           3,871
                                                      __________       __________

        Total assets                                  $ 370,349        $282,255
                                                      ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $  14,737        $  9,196
  Accrued expenses                                       14,923          15,473
  Income tax payable                                      6,654               -
  Current maturities of long-term debt                    3,268           2,579
  Notes payable - other                                       -           3,669
                                                      __________       __________

        Total current liabilities                        39,582          30,917
                                                      __________       __________

Deferred income taxes                                    13,345          12,392
Long-term debt                                          118,187         117,459

Stockholders' equity:
  Preferred stock of $.01 par value. Authorized
     5,000,000 shares; none issued                            -               -
  Common stock of $.001 par value. Authorized,
     125,000,000 shares; issued and outstanding
     67,779,273 at September 30, 2000,  59,810,789
     at December 31, 1999                                    68              60
  Additional paid-in capital                            315,258         248,934
  Accumulated deficit                                  (116,091)       (127,507)
                                                      __________       __________

        Total stockholders' equity                      199,235         121,487
                                                      __________       __________

        Total liabilities and stockholders' equity    $ 370,349        $282,255
                                                      ==========       ==========

See accompanying notes to consolidated financial statements.


              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
          Three and Nine Months Ended September 30, 2000 and 1999
                   (in thousands, except per share data)
                                (unaudited)

                                                   Three Months                   Nine Months
                                                 2000          1999            2000           1999
                                               -------       -------         --------       -------
Revenues                                       $71,251       $33,729         $176,117       $68,974
                                               -------       -------         --------       -------
Costs and expenses:
  Cost of services                              40,203        18,692          101,896        42,627
  Depreciation and amortization                  6,302         4,099           15,974         8,226
  General and administrative                    11,842         6,579           30,826        13,927
                                               -------       -------         --------       -------
     Total costs and expenses                   58,347        29,370          148,696        64,780
                                               -------       -------         --------       -------
Income from operations                          12,904         4,359           27,421         4,194

Other income (expense):
  Interest expense                              (3,145)       (3,061)          (9,133)       (9,975)
  Interest income                                  561           140            1,395           140
                                               -------       -------         --------       -------
Income (loss) before income taxes and
  extraordinary loss                            10,320         1,438           19,683        (5,641)

Income taxes                                     4,335           460            8,267        (1,805)
                                               -------       -------         --------       -------
Income (loss) before extraordinary loss          5,985           978           11,416        (3,836)

Extraordinary loss, net of income tax
  benefit of $2,124                                  -        (4,514)               -        (4,514)
                                               -------       -------         --------       -------
Net income (loss)                              $ 5,985       $(3,536)        $ 11,416       $(8,350)
                                               =======       =======         ========       =======
Basic earnings (loss) per share:
  Earnings (loss) before extraordinary loss    $  0.09       $  0.02         $   0.18       $ (0.24)
  Extraordinary loss                                 -         (0.09)             -           (0.21)
                                               -------       -------         --------       -------
  Earnings (loss) per share                    $  0.09       $ (0.07)        $   0.18       $ (0.45)
                                               =======       =======         ========       =======
Diluted earnings (loss) per share:
  Earnings (loss) before extraordinary loss    $  0.09       $  0.02         $   0.18       $ (0.24)
  Extraordinary loss                                 -         (0.09)               -         (0.21)
                                               -------       -------         --------       -------
  Earnings (loss) per share                    $  0.09       $ (0.07)        $   0.18       $ (0.45)
                                               =======       =======         ========       =======
Weighted average common shares used
  in computing earnings (loss) per share:
    Basic                                       67,616        51,302           64,052        21,538
    Incremental common shares from
      stock options                              1,056             -              920             -
                                               -------       -------         --------       -------
    Diluted                                     68,672        51,302           64,972        21,538
                                               =======       =======         ========       =======


                        See accompanying notes to consolidated financial statements.

              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
               Nine Months Ended September 30, 2000 and 1999
                              (in thousands)
                                (unaudited)


                                                             2000            1999
                                                          __________       ________


Cash flows from operating activities:
  Net income (loss)                                         $11,416        $ (8,350)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Extraordinary loss                                          -           4,514
      Deferred income taxes                                       -            (102)
      Depreciation and amortization                          15,974           8,226
      Changes in operating assets and  liabilities,
         net of acquisitions:
          Accounts receivable                               (16,845)          1,012
          Other - net                                           259           1,656
          Accounts payable                                      951          (2,426)
          Accrued expenses                                   (2,182)           (735)
          Income taxes                                        6,879          (2,029)
                                                           __________       _________

      Net cash provided by operating activities              16,452           1,766
                                                           __________       _________

Cash flows from investing activities:
  Payments for purchases of property and equipment          (43,624)         (5,437)
  Acquisitions of business, net of cash acquired            (21,128)         (1,742)
  Increase in notes receivable                              (10,030)              -
                                                           __________       _________

      Net cash used in investing activities                 (74,782)         (7,179)
                                                           __________       _________

Cash flows from financing activities:
  Net payments on notes payable                              (3,713)         (4,439)
  Proceeds from long-term debt                                4,100         115,000
  Principal payments on long-term debt                      (15,326)       (156,479)
  Debt acquisition costs                                          -          (2,615)
  Payment of premium on subordinated debt                         -            (835)
  Proceeds from issuance of stock                            63,247          55,000
  Proceeds from exercise of stock options                     3,157             293
                                                           __________       _________

      Net cash provided by financing activities              51,465           5,925
                                                           __________       _________

      Net increase (decrease) in cash                        (6,865)            512

Cash and cash equivalents at beginning of period              8,018             421
                                                           __________      __________

Cash and cash equivalents at end of period                  $ 1,153        $    933
                                                           ==========      ==========

See accompanying notes to consolidated financial statements.






              SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
           Notes to Unaudited Consolidated Financial Statements
               Nine Months Ended September 30, 2000 and 1999


(1)  MERGER

On July 15, 1999, Superior consummated a merger (the "Merger") whereby it acquired all of the outstanding capital stock of Cardinal Holding Corp. ("Cardinal") from the stockholders of Cardinal in exchange for an aggregate of 30,239,568 shares of Superior's common stock (or 51% of the then outstanding common stock). The acquisition was affected through the merger of a wholly-owned subsidiary of Superior, formed for this purpose, with and into Cardinal, with the effect that Cardinal became a wholly-owned subsidiary of Superior.

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

The financial information for the three and nine months ended September 30, 2000 and 1999 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2000 presentation.

(3) EARNINGS PER SHARE

On July 15, 1999, as a result of the accounting treatment of the Merger, the Company was deemed to have affected an approximate 364 to 1 stock issuance. All earnings per common share amounts, references to common stock, and stockholders' equity amounts have been restated as if the stock issuance had occurred as of the earliest period presented. The effect of preferred dividends distributed prior to the Merger used in determining the income available to common stockholders was zero and $1,330,000 for the three and nine months ended September 30, 1999, respectively.

(4) BUSINESS COMBINATIONS.

In the nine months ended September 30, 2000, the Company acquired businesses for a total of $21.3 million in cash consideration. Additional consideration, if any, will be based upon the respective company's average EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less certain adjustments. The total additional consideration, if any, will not exceed $9.9 million. These acquisitions have been accounted for as purchases and the acquired companies' assets and liabilities have been valued at their estimated fair market value. The purchase price allocated to net assets was approximately $9.8 million, and the excess purchase price over the fair value of the net assets of approximately $11.5 million was allocated to goodwill. The results of operations have been included from the respective company's acquisition date.

Effective November 1, 1999, the Company acquired Production Management Companies, Inc. ("PMI") for aggregate consideration consisting of approximately $2.9 million in cash and 597,000 shares of the Company's common stock at an approximate trading price of $5.66. The acquisition was accounted for as a purchase, and PMI's results of operations have been included from November 1, 1999.

On July 15, 1999, the Company acquired Cardinal through a merger by issuing 30,239,568 shares of the Company's common stock (see note 1). The valuation of Superior's net assets is based upon the 28,849,523 common shares outstanding prior to the Merger at the approximate trading price of $3.78 at the time of the negotiation of the Merger on April 21, 1999. The acquisition was accounted for as a purchase, and Superior's results of operations have been included from July 15, 1999.

Effective July 1, 1999, Superior sold two subsidiaries for a promissory note having an aggregate principal amount of $8.9 million, which bears interest of 7.5% per annum. As part of the sale, the purchasers were granted the right to resell the capital stock of the two companies to the Company in 2002 subject to certain terms and conditions.

The following unaudited pro forma information for the three and nine months ended September 30, 2000 and 1999 presents a summary of the consolidated results of operations as if the Merger, the business acquisitions and the sale of the subsidiaries described above had occurred on January 1, 1999, with pro forma adjustments to give effect to amortization of goodwill, depreciation and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                            2000          1999             2000           1999
                                                          _________     _________        __________     __________
Revenues                                                   $74,775       $55,803          $191,440       $159,455
                                                          =========     =========        ==========     ==========

Net income (loss) before extraordinary loss                $ 5,600       $  (268)         $ 10,644       $ (1,087)
                                                          =========     =========        ==========     ==========

Basic earnings (loss) per share                            $  0.08       $   -            $   0.17       $  (0.02)
                                                          =========     =========        ==========     ==========

Diluted earnings (loss) per share                          $  0.08       $   -            $   0.16       $  (0.02)
                                                          =========     =========        ==========     ==========



The above pro forma information is not necessarily indicative of the results of operations that would have been achieved had the Merger, acquisitions and the sale of the subsidiaries been effected on January 1, 1999.

Most of the Company's acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average EBITDA over a three-year period from the respective dates of acquisition. In the third quarter of 2000, the Company capitalized additional consideration of $3.2 million related to one of its 1997 acquisitions, which will be payable in the fourth quarter. Additional consideration related to two of its 1997 acquisitions in an amount not to exceed $18.4 million will be determined and payable in the fourth quarter. The Company expects to fund these payments from borrowings under its revolving credit facility (see note 9). Additional consideration for the Company's other acquisitions will not exceed $41.7 million, but will be materially less than this amount if current performance levels continue for certain of these companies. Once determined, additional consideration will be capitalized as additional purchase price.

(5) SEGMENT INFORMATION

The Company's reportable segments are as follows: well services, wireline, marine, rental tools, environmental, field management and other. Each segment offers products and services within the oilfield services industry. The well services segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services and electric wireline services. The wireline segment provides mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well. The marine segment operates liftboats for oil and gas production facility maintenance and construction operations as well as production service activities. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The environmental segment provides offshore oil and gas cleaning services, as well as dockside cleaning of items including supply boats, cutting boxes, and process equipment. The field management segment provides contract operations and maintenance services, interconnect piping services, sandblasting and painting maintenance services, and transportation and logistics services. The other segment manufactures and sells drilling instrumentation and oil spill containment equipment. All the segments operate primarily in the Gulf Coast Region.

Summarized financial information concerning the Company's segments for the three and nine months ended September 30, 2000 and 1999 is shown in the following tables (in thousands):


THREE MONTHS ENDED SEPTEMBER 30, 2000


                                 Well                           Rental               Field           Unallocated  Consolidated
                               Services   Wireline   Marine      Tools    Environ.   Mgmt.   Other      Amount        Total
                               _______________________________________________________________________________________________
Revenues                        $15,336    $9,141    $10,074    $21,485   $4,351    $9,989    $875     $     -    $    71,251
Cost of services                  9,186     5,993      5,384      7,388    3,023     8,912     317           -         40,203
Depreciation and amortization     1,096       566      1,024      3,135      195       250      36           -          6,302
General and administrative        2,641     1,372        914      4,680      870     1,042     323           -         11,842
Operating income (loss)           2,413     1,210      2,752      6,282      263      (215)    199           -         12,904
Interest expense                      -         -          -          -        -         -       -      (3,145)        (3,145)
Interest income                       -         -          -          -        -         -       -         561            561
                               _______________________________________________________________________________________________
Income (loss) before
  income taxes                  $ 2,413    $1,210    $ 2,752    $ 6,282   $  263    $ (215)   $199     $ (2,584)  $    10,320


THREE MONTHS ENDED SEPTEMBER 30, 1999

                                          Well                         Rental                     Unallocated  Consolidated
                                         Services Wireline   Marine    Tools    Environ.  Other      Amount       Total
                                         __________________________________________________________________________________

Revenues                                 $9,532    $7,108    $6,663    $9,036   $  842    $548    $       -    $  33,729
Costs of services                         6,121     5,016     4,017     2,868      462     208            -       18,692
Depreciation and amortization               852       562     1,062     1,563       22      38            -        4,099
General and administrative                1,524     1,098     1,095     2,169      426     267            -        6,579
Operating income                          1,035       432       489     2,436      (68)     35            -        4,359
Interest expense                              -         -         -         -        -       -       (3,061)      (3,061)
Interest income                               -         -         -         -        -       -          140          140
                                         __________________________________________________________________________________
Income (loss)  before extraordinary
   loss and income taxes                 $1,035    $  432    $  489    $2,436   $  (68)   $ 35    $  (2,921)    $  1,438
                                         ==================================================================================

NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   Well                           Rental               Field           Unallocated  Consolidated
                                 Services  Wireline     Marine    Tools    Environ.    Mgmt.    Other     Amount        Total
                                 _______________________________________________________________________________________________
Revenues                         $ 37,639   $ 24,632   $ 23,121  $ 50,288  $ 12,492   $ 24,805  $ 3,140  $      -   $   176,117
Cost of services                   23,604     16,783     13,419    16,436     7,857     22,276    1.521         -       101,896
Depreciation and amortization       2,672      1,651      2,741     7,460       634        710      106         -        15,974
General and administrative          6,611      4,031      2,468    11,120     2,685      2,925      986         -        30,826
Operating income (loss)             4,752      2,167      4,493    15,272     1,316     (1,106)     527         -        27,421
Interest expense                        -          -          -         -         -          -        -    (9,133)       (9,133)
Interest income                         -          -          -         -         -          -        -     1,395         1,395
                                 _______________________________________________________________________________________________
Income (loss) before
  income taxes                   $  4,752   $  2,167   $  4,493  $ 15,272  $  1,316   $ (1,106) $   527  $ (7,738)  $    19,683
                                ================================================================================================


NINE MONTHS ENDED SEPTEMBER 30, 1999

                                       Well                           Rental                   Unallocated  Consolidated
                                      Services Wireline    Marine     Tools    Environ.  Other    Amount        Total
                                      __________________________________________________________________________________
Revenues                              $20,035   $20,928    $17,585    $9,036    $  842    $548   $       -   $    68,974
Costs of services                      13,277    14,321     11,491     2,868       462     208           -        42,627
Depreciation and amortization           1,775     1,953      2,875     1,563        22      38           -         8,226
General and administrative              3,786     3,976      3,303     2,169       426     267           -        13,927
Operating income                        1,197       678        (84)    2,436       (68)     35           -         4,194
Interest expense                            -         -          -         -         -       -      (9,975)       (9,975)
Interest income                             -         -          -         -         -       -         140           140
                                      ___________________________________________________________________________________
Income (loss) before extraordinary
   loss and income taxes              $ 1,197   $   678    $   (84)   $2,436    $  (68)   $ 35   $  (9,835)   $   (5,641)
                                      ===================================================================================


IDENTIFIABLE ASSETS

                                                                                          Unallo-    Consoli-
                  Well                           Rental               Field               cated       dated
                Services   Wireline   Marine     Tools     Environ.   Mgmt.      Other    Amount      Total
                _____________________________________________________________________________________________
September 30,
   2000         $59,363    $32,774    $67,314   $170,527   $19,300    $14,976    $3,672   $2,423    $370,349
                =============================================================================================

December 31,
   1999         $39,878    $30,961    $48,655   $134,287   $ 8,525     $12,768   $4,533   $2,648    $282,255
                =============================================================================================



(6)  EQUITY

On May 5, 2000, the Company completed the sale of 7.3 million shares of common stock that generated net proceeds to the Company of approximately $63.2 million.

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

The Company will adopt FAS 133 effective January 1, 2001. The Company expects its interest rate swaps will qualify for cash flow hedge accounting treatment under FAS 133, whereby changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings; however, the Company believes that this will be immaterial. The effect on the Company's earnings and other comprehensive income as the result of the adoption of FAS 133 will vary from period to period and will be dependent upon prevailing interest rates. The Company does not expect FAS 133 to have a material impact on the consolidated financial statements as a result of other contractual arrangements that it is subject to.

(9)  SUBSEQUENT EVENTS

On October 17, 2000, the Company entered into a $170 million term loan and revolving credit facility to refinance the Company's existing credit facility and provide additional working capital. The new credit facility provides a $110 million term loan and $60 million revolving credit facility. The term loan requires quarterly principal installments commencing December 31, 2000 in the amount of $2.5 million a quarter for the first year and then increasing up to an aggregate of $10 million a quarter for the last year until the facility matures on October 31, 2005. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company's leverage ratio. As of November 3, 2000, the weighted average interest rate on the credit facility was 8.65% per annum, and the amount outstanding under the credit facility was $136.0 million. Indebtedness under the credit facility is secured by substantially all of the Company's assets. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company's ability to make capital expenditures, pay dividends or make other distributions, make acquisitions, make changes to its capital structure, create liens or incur additional indebtedness. If this new credit facility had been in place at September 30, 2000, the current portion of the Company's long-term debt would have been approximately $10.1 million.

The refinancing of the Company's prior credit facility will result in an extraordinary loss of approximately $1.6 million, net of a $1.0 million income tax benefit, primarily due to the non-cash write-off of unamortized debt acquisition costs.

On October 18, 2000, the Company acquired International Snubbing Services, Inc. and its affiliated companies (collectively, "ISS") for $18 million in cash consideration. Additional consideration, if any, in an amount up to $12.2 million will be based upon ISS' average annual EBITDA following the acquisition. ISS is an international provider of well services, including hydraulic workover, drilling and well control services. ISS has a fleet of 11 hydraulic workover and drilling units and also manufactures and markets its own hydraulic units and related equipment for its drilling and well service operations. Headquartered in Arnaudville, Louisiana, ISS is currently operating in Australia, Europe, Trinidad, Venezuela and the United States, and has working agreements to operate in the North Sea and Brunei.


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

ACQUISITION OF CARDINAL HOLDING CORP.

On July 15, 1999, we acquired Cardinal Holding Corp. through its merger with one of our wholly-owned subsidiaries. The merger was treated for accounting purposes as if we were acquired by Cardinal in a purchase business transaction. The purchase method of accounting required that we carry forward Cardinal's net assets at their historical book value and reflect our net assets at their estimated fair value at the date of the merger. Accordingly, the information presented in this Quarterly Report for periods prior to July 15, 1999 reflects only Cardinal's historical financial and operating data. Financial and operating data relating to our business are included on and after July 15, 1999. Cardinal's historical operating results were substantially different than ours for the same periods Consequently, analyzing prior period results to determine or estimate our future operating potential will be difficult.

OVERVIEW

We are a leading provider of specialized oilfield services and equipment focused on serving the production-related needs of oil and gas companies in the Gulf of Mexico. We believe that we are one of the few service providers in the Gulf of Mexico capable of providing most post wellhead products and services necessary to maintain and enhance production of offshore wells. We also provide the plug and abandonment services necessary at the end of the economic life of the well. We believe our ability to provide our customers with multiple production-related services and to coordinate and integrate their delivery allows us to maximize efficiency, reduce lead time and, provide cost-effective services for our customers.

Over the past few years, we have significantly expanded our range of production-related services we provide through both internal growth and strategic acquisitions. The recent acquisition of International Snubbing Services, Inc. has expanded our geographic focus to select international market areas. Our operations are organized into seven segments, including rental tools, well services, wireline services, marine services, field management services, environmental services and other services.

In the third quarter of 2000, our financial performance was favorably impacted by increased demand for our services as compared to the second quarter of 2000. For the quarter ended September 30, 2000, revenue increased 24% to $71.3 million and net income increased 56% to $6.0 million over the quarter ended June 30, 2000. The primary factors driving our improved performance include increased demand for our rental tools and increased day rates for our expanded liftboat fleet, as well as our recent acquisitions.

Our rental tools segment's revenue increased $6.1 million or 40% to $21.5 million in the third quarter of 2000 as compared to the second quarter of 2000. This increase was attributable to our recent acquisitions as well as internal growth. The internal growth was primarily due to increased demand for our drilling-related rental equipment.

Our marine segment's revenue increased 29% in the third quarter of 2000 over second quarter of 2000. This increase is attributable to higher average day rates and utilization as well as the addition of six liftboats near the end of May. Weighted average day rates for our liftboat fleet increased from approximately $3,340 in the second quarter of 2000 to approximately $3,862 in the third quarter of 2000.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

Our revenues increased 111% to $71.3 million for the three months ended September 30, 2000 as compared to $33.7 million for the same period in 1999. This increase is the result of an increased demand for our services as well as the impact of our acquisitions.

Our gross margin percentage fell slightly from 45% in the third quarter of 1999 to 44% in the third quarter of 2000 primarily due to the addition of the field management segment, which is expected to have a lower gross margin percentage since its largest cost of services component is providing contract labor. We experienced an increase in the gross margin percentages of our core business segments of well services, wireline, and marine due to increased pricing and utilization of assets in these segments, as well as improved operating cost efficiency. Our overall gross margin increased to $31.0 million in the third quarter of 2000 from $15.0 million in the third quarter of 1999.

Depreciation and amortization increased to $6.3 million in the three months ended September 30, 2000 from $4.1 million in the same period in 1999. Most of the increase resulted from our larger asset base as a result of our acquisitions. Depreciation also increased as a result of our $44.6 million of capital expenditures in the first nine months of 2000 combined with our 1999 capital expenditures of $9.2 million.

General and administrative expenses increased to $11.8 million in the third quarter of 2000 from $6.6 million in the same period in 1999. The increase is primarily the result of our acquisitions. General and administrative expenses as a percentage of revenue have decreased from 20% for the quarter ended September 30, 1999 to 17% for the quarter ended September 30, 2000.

In the quarter ended September 30, 2000, we recorded net income of $6.0 million, or $0.09 per diluted share, compared to a net income before extraordinary loss of $1.0 million, or $0.02 per diluted share, in the same period in 1999.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Our revenues were $176.1 million for the nine months ended September 30, 2000 as compared to $69.0 million for the same period in 1999. This increase is a result of an increased demand for our services as well as the Cardinal merger and the impact of our acquisitions.

Our gross margin percentage increased from 38% for the nine months ended September 30, 1999 to 42% for the same period of 2000 primarily due to the Cardinal merger and the impact of our acquisitions. We experienced an increase in the gross margin percentages of our core business segments of well services and marine due to increased pricing and utilization of assets in these segments, as well as improved operating cost efficiency. Our overall gross margin increased to $74.2 million in the nine months ended September 30, 2000 from $26.3 million in the same period of 1999.

Depreciation and amortization increased to $16.0 million in the nine months ended September 30, 2000 from $8.2 million in the same period in 1999. Most of the increase resulted from our larger asset base as a result of the Cardinal merger and our acquisitions. Depreciation also increased as a result of our $44.6 million of capital expenditures in the first nine months of 2000 combined with our 1999 capital expenditures of $9.2 million.

General and administrative expenses increased to $30.8 million in the third quarter of 2000 from $13.9 million in the same period in 1999. The increase is primarily the result of the Cardinal merger and our acquisitions. General and administrative expenses as a percentage of revenue have decreased from 20% for the nine months ended September 30, 1999 to 18% for the nine months ended September 30, 2000.

In the nine months ended September 30, 2000, we recorded net income of $11.4 million, or $0.18 per diluted share, compared to a net loss before extraordinary loss of $3.8 million, or a loss of $0.24 per diluted share, in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are for working capital, acquisitions, capital expenditures and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $1.2 million at September 30, 2000 compared to $8.0 million at December 31, 1999. Included in the $8.0 million balance at December 31, 1999 was a $6.6 million insurance settlement, which was received in late December 1999, for the damages associated with one of our two hundred foot vessels.

Net cash provided by operating activities was $16.5 million for the nine months ended September 30, 2000 as compared to $1.8 million for the same period in 1999. The overall increase in net cash provided by operating activities was due to the merger with Cardinal and our acquisitions, as well as our improved operating performance.

On May 5, 2000, we completed the sale of 7.3 million shares of common stock that generated net proceeds of approximately $63.2 million. The proceeds were used to repay $4.1 million of debt, purchase six liftboats for $14 million, make a $10 million investment in an oilfield services company, and make three acquisitions for $27.2 million, including the repayment of their debt. The remaining proceeds of the offering were used for capital expenditures and general working capital purposes.

On October 17, 2000, we entered into a $170 million term loan and revolving credit facility to refinance our existing credit facility and provide additional working capital. The new credit facility provides a $110 million term loan and $60 million revolving credit facility. The term loan requires quarterly principal installments commencing December 31, 2000 in the amount of $2.5 million a quarter for the first year and then increasing up to an aggregate of $10 million a quarter for the last year until the facility matures on October 31, 2005. The credit facility bears interest at a LIBOR rate plus margins that depend on our leverage ratio. As of November 3, 2000, the weighted average interest rate on the credit facility was 8.65% per annum, and the amount outstanding under the credit facility was $136.0 million. Indebtedness under the credit facility is secured by substantially all of our assets. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to make capital expenditures, pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness. The refinancing of our prior credit facility will result in an extraordinary loss of approximately $1.6 million, net of a $1.0 million income tax benefit, primarily due to the non-cash write-off of unamortized debt acquisition costs.

On October 18, 2000, we acquired International Snubbing Services, Inc. and its affiliated companies (collectively, "ISS") for $18 million in cash consideration. Additional consideration, if any, in an amount up to $12.2 million will be based upon ISS' average annual EBITDA following the acquisition. ISS is an international provider of well services, including hydraulic workover, drilling and well control services. ISS has a fleet of 11 hydraulic workover and drilling units and also manufactures and markets its own hydraulic units and related equipment for its drilling and well service operations. Headquartered in Arnaudville, Louisiana, ISS is currently operating in Australia, Europe, Trinidad, Venezuela and the United States, and has working agreements to operate in the North Sea and Brunei.

During the nine months ended September 30, 2000, we made capital expenditures of $44.6 million, which included the purchase of six liftboats for $14 million and the purchase of a new 200 foot class liftboat for $5.8 million, of which $1.0 million will be payable in 2001. Approximately
$16.0 million was used to further expand our rental tool equipment. Other capital expenditures included capital improvements to our liftboats, improvements to our operational facilities and the purchase of a new coiled tubing unit. We currently believe that we will make additional capital expenditures, excluding acquisitions and targeted asset purchases, of approximately $12 to $15 million during the fourth quarter 2000 primarily to further expand our rental tool inventory and make improvements to our operational facilities. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

In the third quarter of 2000, we capitalized additional consideration of $3.2 million related to one of our 1997 acquisitions, which will be payable in the fourth quarter. Additional consideration related to two of our 1997 acquisitions in an amount not to exceed $18.4 million will be determined and payable in the fourth quarter. We expect to fund these payments from borrowings under our revolving credit facility.

We intend to continue implementing our growth strategy of increasing our scope of services through both internal growth and strategic acquisitions. Depending on the size of any future acquisitions, we may require additional equity or debt financing in excess of our current working capital and amounts available under our revolving credit facility.

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

We will adopt FAS 133 effective January 1, 2001. We expect our interest rate swaps will qualify for cash flow hedge accounting treatment under FAS 133, whereby changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings; however, we believe that this will be immaterial. The effect on our earnings and other comprehensive income as the result of the adoption of FAS 133 will vary from period to period and will be dependent upon prevailing interest rates. We do not expect FAS 133 to have a material impact on our consolidated financial statements as a result of other contractual arrangements that we are subject to.

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


PART II.  OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In September 2000, pursuant to stock options, we issued 25,000 shares of common stock for $3.60 per share in reliance upon Sections 4(2) and 4(6) under the Securities Act of 1933. Proceeds were used to provide additional working capital.

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

    3.3 Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

   10.1 Credit Agreement dated as of October 17, 2000 among the Company, Bank One, Louisiana, National Association, as agent, and the other lenders specified therein.

   27.1   Financial Data Schedule.

(b) Reports on Form 8-K. The following report on Form 8-K was filed during the quarter ended September 30, 2000:

    On July 5, 2000, the Company filed a Current Report on Form 8-K reporting, under Item 7, financial statements and pro forma financial information regarding the acquisition of HB Rentals, L.C.

    On August 3, 2000, the Company filed a current Report on Form 8-K reporting, under item 5, the results for the second quarter ended June 30, 2000 and the acquisition of AMBAR, Inc's Production Services Division.

    On September 12, 2000, the Company filed a current Report on Form 8-K reporting, under item 5, the acquisition of Drilling Logistics, Inc. and the letter of intent to acquire International Snubbing Services, Inc.




                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SUPERIOR ENERGY SERVICES, INC.



Date:  NOVEMBER 13, 2000      BY: /S/ ROBERT S. TAYLOR
       -----------------         ------------------------------------
                                Robert S. Taylor
                                Chief Financial Officer
                                Principal Financial and Accounting Officer)