Form 10-K
period 2000-12-31
SUPERIOR ENERGY SERVICES INC
filed 2001-03-27
CIK 886835

=====================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

                                (Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From.........to........
Commission File No. 0-20310
SUPERIOR ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2379388 (I.R.S. Employer Identification No.)
1105 Peters Road Harvey, LA (Address of principal executive offices)	70058 (Zip Code)

Registrant's telephone number: (504) 362-4321

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 22, 2001 based on the closing price on Nasdaq National Market on that date was $ 556,903,000.

The number of shares of the Registrant's common stock outstanding on March 22, 2001 was 68,094,004.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders have been incorporated by reference into Part IV of this Form 10-K.

=====================================================================

SUPERIOR ENERGY SERVICES, INC.
Annual Report on Form 10-K for
the Fiscal Year Ended December 31, 2000

TABLE OF CONTENTS

                                                                                                                                                                                                                       Page

(i)

PART I

Items 1. & 2. Business and Properties

General

We are a leading provider of specialized oilfield services and equipment focused on serving the production-related needs of oil and gas companies in the Gulf of Mexico. We believe that we are one of the few companies in the Gulf of Mexico capable of providing most of the post wellhead products and services necessary to maintain offshore producing wells as well as plug and abandonment services at the end of their life cycle. We believe our ability to provide our customers with multiple services and to coordinate and integrate their delivery allows us to maximize efficiency, reduce lead time and provide cost-effective services for our customers.

Over the past several years, we have significantly expanded our geographic scope of operations and the range of production-related services we provide through both internal growth and strategic acquisitions. Recent acquisitions have expanded our geographic focus to select international market areas and added complementary product and service offerings. We provide a full range of products and services for our customers, including rental tools, well services, wireline services, marine services, field management services, environmental services and other services.

Operations

Rental Tools. We are a leading provider of rental tools in the Gulf of Mexico. We manufacture, sell and rent specialized equipment for use with offshore and onshore oil and gas well drilling, completion, production and workover activities. Through internal growth and acquisitions, we have increased the size and breadth of our rental tool inventory and now have 21 locations in all major staging points for offshore oil and gas activities in the Gulf of Mexico. We also have a rental tool operation in Venezuela with a limited inventory of rental tools for this market area. Our rental tools include pressure control equipment, specialty tubular goods, connecting iron, handling tools, drill pipe and bolting equipment. We also provide on-site accommodations through our rental tools division.

Well Services. We provide well services to stimulate oil and gas production using platforms or liftboats rather than through the use of a drilling rig, which we believe provides a cost advantage. These services include coiled tubing, electric wireline, well pumping and stimulation and data acquisition services. During the third quarter of 2000, we added eight coiled tubing units to our fleet bringing our total number of units to 15. In the fourth quarter of 2000, we added 11 hydraulic workover and drilling units to expand our services to provide hydraulic workover drilling and well control services. We also perform both permanent and temporary plug and abandonment services.

Wireline Services. We are the leading provider of mechanical wireline services in the Gulf of Mexico with approximately 200 offshore wireline units, 20 land wireline units and 18 dedicated liftboats configured specifically for wireline services. A wireline unit is a spooled wire that can be unwound and lowered into a well carrying various types of tools for data acquisition, logging activities, fishing tool operations, pipe and tool recovery and remedial activities.

Marine Services. We own and operate the largest and most diverse liftboat fleet in the world. A liftboat is a self-propelled, self-elevating work platform with legs, cranes and living accommodations. We believe that liftboat services are highly complementary to our well services. Our fleet consists of 49 liftboats, including 18 liftboats configured specifically for wireline services, six liftboats acquired in May 2000 and one 200-foot leg length liftboat that was delivered to us in September 2000. All of these liftboats are currently operating in the Gulf of Mexico and represent approximately 24% of the liftboats in the Gulf of Mexico. We are also constructing one 230-foot leg length liftboat and two 245-foot leg length liftboats that we expect to place in service within the next 14 months. We intend to reposition some of our larger liftboats to international market areas under long-term contracts as opportunities arise.

Field Management Services. We provide a broad range of platform and field management services to the offshore and onshore oil and gas industry, including property management, engineering services, operating labor, transportation, tools and supplies, technical supervision, maintenance, supplemental personnel, and logistics services. We currently provide property management services to approximately 140 offshore facilities in the Gulf of Mexico.

Environmental and Other Services. We provide environmental cleaning services, including vessel pressure cleaning and safe vessel entry. We also sell oil spill containment inflatable boom and ancillary storage, deployment and retrieval equipment. We also provide other services, including the manufacture and sale of specialized drilling rig instrumentation, electronic torque and pressure control equipment.

For additional industry segment financial information, see note 13 to our consolidated financial statements.

Customers

Our customers have primarily been the major and independent oil and gas companies operating on the U.S. outer continental shelf. In 2000, one customer accounted for approximately 10.3% of our total revenue, primarily in the well services, field management, wireline and environmental segments. No single customer represented 10% or more of our total revenue in 1999 or 1998. We do not believe that the loss of any one customer would have a material adverse effect on our revenues.

Competition

We compete in highly competitive areas of the oilfield services industry. The products and services of each of our principal operating segments are sold in highly competitive markets, and our revenues and earnings can be affected by the following factors:

  changes in competitive prices,
  oil and gas prices and industry perceptions of future prices, fluctuations in the level of activity by oil and gas producers, changes in the number of liftboats on the U.S. outer continental shelf, the ability of the oil and gas industry to generate capital, general economic conditions, and
  governmental regulation.

We compete with the oil and gas industry's largest integrated oilfield service providers in the production-related services segments in which we operate, including well, wireline, field management and environmental services. The rental tools divisions of such companies as well as several smaller companies that are single source providers of rental tools, are our competitors in the rental tools market. In the marine services segment, we compete with smaller companies that provide liftboat services. We believe that the principal competitive factors in the market areas that we serve are price, product and service quality, safety record, equipment availability and technical proficiency.

Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than our products and services. Further, if additional liftboats are constructed for the Gulf of Mexico market area by our competitors, it will increase the competition for that service. Competitive pressures or other factors also may result in significant price competition that could reduce our operating cash flow and earnings. In addition, competition among oilfield service and equipment providers is affected by each provider's reputation for safety and quality. Although we believe that our reputation for safety and quality service is a key advantage, we cannot be assured that we will be able to maintain our competitive position.

Potential Liabilities and Insurance

Our operations involve a high degree of operational risk, particularly of personal injury and damage or loss of equipment. Failure or loss of our equipment could result in property damages, personal injury, environmental pollution and other damage for which we could be liable. Litigation arising from the sinking of a liftboat or a catastrophic occurrence at a location where our equipment and services are used may in the future result in large claims for damages. We maintain insurance against risks that we believe is consistent with industry standards and required by our customers. Although we believe that our insurance protection is adequate, and we have not experienced a loss in excess of our policy limits, we may not be able to maintain adequate insurance at rates that we consider commercially reasonable, or ensure that our coverage will be adequate to cover all claims that may arise.

Governmental Regulation

Our business is significantly affected by the following:

  state and federal laws and other regulations relating to the oil and gas industry, changes in such laws,
  changing administrative regulations, and
  the level of enforcement thereof.

We cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings in the future. We also can not predict whether additional laws and regulations will be adopted, or the effect such changes may have on us, our businesses or our financial condition.

Federal and state laws require owners of non-producing wells to plug the well and remove all exposed piping and rigging before the well is permanently abandoned. The timing and need for plug and abandonment services for wells situated on the federal outer continental shelf are regulated by the Minerals Management Service (United States Department of the Interior). State regulatory agencies similarly regulate plug and abandonment services within state coastal waters. A decrease in the level of industry compliance with or enforcement of these laws and regulations in the future may adversely affect the demand for our services. In addition, the demand for our services from the oil and gas industry is affected by changes in applicable laws and regulations. The adoption of new laws and regulations curtailing drilling for oil and gas in our operating areas for economic, environmental or other policy reasons could also adversely affect our operations by limiting demand for our services.

Certain of our employees who perform services on offshore platforms and liftboats are covered by the provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws operate to make the liability limits established under state workers' compensation laws inapplicable to these employees. Instead, these employees or their representatives are permitted to pursue actions against us for damages for job related injuries, with generally no limitations on our potential liability.

Our operations also subject us to compliance with certain federal and state pollution control and environmental protection laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. We believe that our present operations substantially comply with these laws and regulations and that such compliance has had no material adverse effect upon our operations. Sanctions for noncompliance may include the following:

  revocation of permits,
  corrective action orders,
  administrative or civil penalties, and
  criminal prosecution.

Certain environmental laws provide for joint and several strict liabilities for remediation of spills and other releases of hazardous substances. Sanctions for non-compliance may include revocation of permits, corrective action orders, administrative penalties and criminal prosecution. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Finally, some environmental statutes impose strict liability, which could render us liable for environmental damage without regard to our negligence or fault. It is possible that changes in environmental laws and enforcement policies, or claims for damages to persons, property, natural resources or the environment could result in substantial costs and liabilities to us. Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution or clean-up and containment in amounts that we believe are comparable to policy limits carried by others in our industry.

Employees

As of February 28, 2001, we had approximately 2,600 employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Facilities

Our principal operating facilities are located in Harvey, Louisiana on a 17-acre tract. We support the operations conducted by our liftboats from a 3.5-acre maintenance and office facility in New Iberia, Louisiana located on the intracoastal waterway that provides access to the Gulf. In 2001, we purchased a 17-acre tract in Broussard, Louisiana, which we plan to use to support our rental tools and well services operations. We also own certain facilities and lease other office, service and assembly facilities under various operating leases, including 21 facilities located in Texas and Louisiana (including the Broussard facility) to support our rental tool operations. We believe that all of our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space when our current leases expire.

Intellectual Property

We use several patented items in our operations that we believe are important but are not indispensable to our operations. Although we anticipate seeking patent protection when possible, we rely to a greater extent on the technical expertise and know-how of our personnel to maintain our competitive position.

Cautionary Statements

Certain statements made in this Annual Report that are not historical facts are "forward-looking statements." Such forward-looking statements may include, without limitation, statements that relate to:
  our business strategy, plans and objectives,

  our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future, and our future expansion plans, including our anticipated level of capital expenditures for, and the nature and scheduling of, purchases or manufacture of rental tools, equipment and liftboats.

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

We are subject to the cyclical nature of the oil and gas industry.

Our business depends primarily on the level of activity by the oil and gas companies in the Gulf of Mexico and along the Gulf Coast. This level of activity has traditionally been volatile as a result of fluctuations in oil and natural gas prices and their uncertainty in the future. The purchases of the products and services we provide are, to a substantial extent, deferrable in the event oil and gas companies reduce capital expenditures. Therefore, the willingness of our customers to make expenditures is critical to our operations. The levels of such capital expenditures are influenced by:

  oil and gas prices and industry perceptions of future prices;
  the cost of exploring for, producing and delivering oil and gas;
  the ability of oil and gas companies to generate capital;
  the sale and expiration dates of offshore leases;
  the discovery rate of new oil and gas reserves; and
  local and international political and economic conditions.

Although activity levels in production and development sectors of the oil and gas industry are less immediately affected by changing prices, and, as a result, less volatile than the exploration sector, producers generally react to declining oil and gas prices by reducing expenditures. This has, in the past, and may, in the future, adversely affect our business. We are unable to predict future oil and gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services and our financial condition and results of operations.

We are vulnerable to the potential difficulties associated with rapid expansion.

We have grown rapidly over the last several years through internal growth and acquisitions of other companies. We believe that our future success depends on our ability to manage the rapid growth that we have experienced and the demands from increased responsibility on our management personnel. The following factors could present difficulties to us:

  lack of sufficient executive-level personnel;
  increased administrative burden; and
  increased logistical problems common to large, expansive operations.

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

Acquisitions have been and we believe will continue to be a key element of our business strategy. We cannot assure you that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. Such additional debt service requirements may impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to our stockholders. We cannot assure you that we will be able to successfully consolidate the operations and assets of any acquired business with our own business. Acquisitions may not perform as expected when the acquisition was made and may be dilutive to our overall operating results. In addition, our management may not be able to effectively manage our increased size or operate a new line of business.

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

We depend on key personnel.

Our success depends to a great degree on the abilities of our key management personnel, particularly our Chief Executive Officer and other high-ranking executives. The loss of the services of one or more of these key employees could adversely affect us.

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

  changes in competitive prices;
  fluctuations in the level of activity in major markets;
  an increased number of liftboats in the Gulf of Mexico;
  general economic conditions; and
  governmental regulation.

We compete with the oil and gas industry's largest integrated oil field service providers. We believe that the principal competitive factors in the market areas that we serve are price, product and service quality, availability and technical proficiency.

Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than our products and services. Further, additional liftboat capacity in the Gulf of Mexico would increase competition for that service. Competitive pressures or other factors also may result in significant price competition that could have a material adverse effect on our results of operations and financial condition. Finally, competition among oil field service and equipment providers is also affected by each provider's reputation for safety and quality. Although we believe that our reputation for safety and quality service is good, we cannot guarantee that we will be able to maintain our competitive position.

The dangers inherent in our operations and the limits on insurance coverage could expose us to potentially significant liability costs.

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

Any litigation arising from a catastrophic occurrence involving our services or equipment could result in large claims for damages. The frequency and severity of such incidents affect our operating costs, insurability and relationships with customers, employees and regulators. Any increase in the frequency or severity of such incidents, or the general level of compensation awards with respect to such incidents, could affect our ability to obtain projects from oil and gas companies or insurance. We maintain what we believe is prudent insurance protection. However, we cannot guarantee that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims that may arise. Successful claims for which we are not fully insured may adversely affect our working capital and profitability.

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

We also have potential environmental liabilities with respect to our offshore and onshore operations, including our environmental cleaning services. Certain environmental laws provide for joint and several liabilities for remediation of spills and releases of hazardous substances. These environmental statutes may impose liability without regard to negligence or fault. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. We believe that our present operations substantially comply with applicable federal and state pollution control and environmental protection laws and regulations. We also believe that compliance with such laws has had no material adverse effect on our operations. However, such environmental laws are changed frequently. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. We are unable to predict whether environmental laws will materially adversely affect our future operations and financial results.

As we expand our international operations, we will be subject to additional political, economic and other uncertainties.

A key element of our business strategy is to expand our operations into international oil and gas producing areas. These international operations are subject to a number of risks inherent in any business operating in foreign countries including, but not limited to:

  political, social and economic instability;
  potential seizure or nationalization of assets;
  increased operating costs;
  modification or renegotiating of contracts;
  import-export quotas;
  currency fluctuations; and
  other forms of government regulation which are beyond our control.

Our operations have not yet been affected materially by such conditions or events, but, as our international operations expand, the exposure to these risks will increase. As a result, we could, at any one time, have a significant amount of our revenues generated by operating activity in a particular country. Therefore, our results of operations could be susceptible to adverse events beyond our control that could occur in the particular country in which we are conducting such operations. We anticipate that our contracts to provide services internationally will generally provide for payment in U. S. dollars and that we will not make significant investments in foreign assets. To the extent we make investments in foreign assets or receive revenues in currencies other than U. S. dollars, the value of our assets and our income could be adversely affected by fluctuations in the value of local currencies.

Additionally, our competitiveness in international market areas may be adversely affected by regulations, including but not limited to regulations requiring:

  the awarding of contracts to local contractors;
  the employment of local citizens; and
  the establishment of foreign subsidiaries with significant ownership positions reserved by the foreign government for local citizens.

We cannot predict what types of the above events may occur.

Our principal stockholders have substantial control.

Certain investment funds managed by First Reserve Corporation beneficially own approximately 26% of our outstanding common stock. As a result, they exercise substantial influence over the outcome of most matters requiring a stockholder vote. In addition, in connection with our acquisition of Cardinal, we entered into a stockholders' agreement that provides that our board of directors will consist of six members, consisting in part of two designees of the First Reserve funds and two independent directors designated by the board. The First Reserve funds will continue to be entitled to designate these directors until the stockholders' agreement terminates on July 15, 2009 or in the event of certain substantial reductions of their ownership interest.

We might be unable to employ a sufficient number of skilled workers.

The delivery of our products and services require personnel with specialized skills and experience. As a result, our ability to remain productive and profitable will depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers in the Gulf Coast region is high, and the supply is limited. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay or both. If either of these events were to occur, our capacity and profitability could be diminished and our growth potential could be impaired.

Item 3. Legal Proceedings

We are involved in various legal and other proceedings that are incidental to the conduct of our business. We do not believe that any of these proceedings, if adversely determined, would have a material adverse affect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 4A. Executive Officers of Registrant

The following table sets forth certain information about our executive officers.

Name and Age	Position
Terence E. Hall, 55...........	Chairman of the Board, Chief Executive Officer and President
Kenneth Blanchard, 51..........	Vice President
Robert S. Taylor, 46..........	Vice President, Treasurer and Chief Financial Officer
James A. Holleman, 43.......	Vice President

Terence E. Hall has served as our Chairman of the Board, Chief Executive Officer, President and Director since December 1995. Since 1989 he also served as the President and Chief Executive Officer of Superior Energy Services, L.L.C., Connection Technology, L.L.C., two of our wholly-owned subsidiaries, and their predecessor companies.

Kenneth Blanchard has served as one of our Vice Presidents since December 1995. Prior to this, he served as Vice President of the predecessor to Connection Technology, L.L.C.

Robert S. Taylor has served as our Chief Financial Officer since January 1996 and as one of our Vice Presidents since July 1999. From May 1994 to January 1996, he served as Chief Financial Officer of Kenneth Gordon (New Orleans), Ltd., an apparel manufacturer.

James A. Holleman has served as a Vice President since July 1999. From 1994 until July 1999, he served as Chief Operating Officer of Cardinal Services, Inc., which we acquired in July 1999, and has been active in Cardinal's business since 1981.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol "SESI." The following table sets forth the high and low bid prices per share of the Common Stock as reported by the Nasdaq National Market for each fiscal quarter during the past two fiscal years.

		High	Low
1999
	First Quarter	$3.97	$2.00
	Second Quarter	5.75	2.75
	Third Quarter	7.50	4.88
	Fourth Quarter	7.06	5.25

2000
	First Quarter	$9.88	$6.00
	Second Quarter	12.50	7.38
	Third Quarter	11.44	8.25
	Fourth Quarter	11.56	7.69

2001
	First Quarter (through March 22, 2001)	$12.75	$9.75

As of March 22, 2001, there were 68,094,004 shares of Common Stock outstanding, which were held by 116 record holders.

We do not plan to pay cash dividends on our common stock. We intend to retain all of the cash our business generates to meet our working capital requirements and fund future growth. In addition, our credit facility prevents us from paying dividends or making other distributions to our stockholders.

Item 6. Selected Financial Data

We present below our selected consolidated financial data for the periods indicated. We derived the historical data from our audited consolidated financial statements, which for the years ended December 31, 2000 and 1999 have been audited by KPMG LLP, independent auditors, and for the years ended December 31, 1998, 1997 and 1996 have been audited by Ernst & Young LLP, independent auditors.

When we acquired Cardinal on July 15, 1999, the transaction was treated for accounting purposes as if Cardinal acquired us. Because we were the company being "acquired" for accounting purposes, financial information for periods prior to the merger represents the results of Cardinal's operations, and financial information for periods following the merger represents the results of the combined companies. Cardinal's historical operating results were substantially different than ours for the same periods and reflected substantial non-cash and extraordinary charges associated with a recapitalization and refinancing. Consequently, analyzing prior period results to determine or estimate our future operating potential would not provide meaningful information.

The data presented below should be read together with, and are qualified in their entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements included elsewhere in this Annual Report.

	Years Ended December 31,
	2000		1999		1998		1997	1996
	(Financial data in thousands, except per share amounts)
Revenues	$257,502	(1)	$113,076	(2)	$ 82,223	(3)	$ 63,412	$ 48,128
Income from operations	43,359		10,016		15,558		15,285	8,348
Income (loss) before extraordinary
losses	19,881		(2,034)		1,203		4,321	2,894
Extraordinary losses, net	(1,557)	(4)	(4,514)	(5)	(10,885)	(6)	-	-
Net income (loss)	18,324		(6,548)		(9,682)		4,321	2,894
Net income (loss) before
extraordinary losses per share:
Basic	0.30		(0.11)		0.06		0.21	0.14
Diluted	0.30		(0.11)		0.06		0.20	0.13
Net income (loss) per share:
Basic	0.28		(0.25)		(1.27)		0.21	0.14
Diluted	0.28		(0.25)		(1.27)		0.20	0.13
Total assets	430,676		282,255		107,961		62,387	43,928
Long-term debt, less current portion	146,393		117,459		120,210		31,297	26,200
Stockholders' equity (deficit)	206,247	(7)	121,487		(39,940)	(6)	5,646	4,197
  In the year ended December 31, 2000, we made several acquisitions for $42.5 million in initial cash consideration plus additional contingent consideration of up to $22.1 million. Additional consideration, if any, payable as a result of these acquisitions will be based upon the respective company's average EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less certain adjustments. These acquisitions have been accounted for as purchases, and the results of operations have been included from the respective company's acquisition date.

  On July 15, 1999, we acquired Cardinal through a stock for stock merger. The merger was accounted for as a reverse acquisition which has resulted in the adjustment of our net assets existing at the time of the merger to their estimated fair value as required by the rules of purchase accounting. Our operating results have been included from July 15, 1999. We made another acquisition in November 1999 for approximately $2.9 million in cash and 597,000 shares of our common stock that was accounted for as a purchase.

  In 1998, Cardinal acquired three companies for an aggregate purchase price of $24.1 million in cash and stock. Each of these acquisitions was accounted for using the purchase method and the operating results of the acquired companies were included from their respective acquisition dates.

  We refinanced our indebtedness in October 2000 resulting in an extraordinary loss of $1.6 million, net of a $1.0 million income tax benefit, which included the write-off of unamortized debt acquisition costs.

  In July 1999, in connection with the Cardinal acquisition, we refinanced our combined debt resulting in an extraordinary loss of $4.5 million, net of a $2.1 million income tax benefit.

  In 1998, Cardinal completed a recapitalization and refinancing which was funded through debt and equity investments resulting in an extraordinary loss of $10.9 million, net of a $214,000 income tax benefit.

  In May 2000, we sold 7.3 million shares of common stock that generated net proceeds of approximately $63.2 million.

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

Acquisition of Cardinal Holding Corp.

On July 15, 1999, we acquired Cardinal Holding Corp. through its merger with one of our wholly-owned subsidiaries. The merger was treated for accounting purposes as if we were acquired by Cardinal in a purchase business transaction. The purchase method of accounting required that we carry forward Cardinal's net assets at their historical book value and reflect our net assets at their estimated fair value at the date of the merger. Accordingly, all historical financial information presented in the consolidated financial statements included in this Annual Report for periods prior to July 15, 1999 reflects only Cardinal's historical financial and operating data. Financial and operating data relating to our business are included on and after July 15, 1999. Cardinal's historical operating results were substantially different than ours for the same periods. Consequently, analyzing prior period results to determine or estimate our future operating potential would not provide meaningful information.

Overview

We are a leading provider of specialized oilfield services and equipment focused on serving the production-related needs of oil and gas companies in the Gulf of Mexico. We believe that we are one of the few companies capable of providing most post wellhead products and services necessary to maintain offshore operating wells as well as plug and abandonment services at the end of their life cycle. We believe our ability to provide our customers with multiple services and to coordinate and integrate their delivery allows us to maximize efficiency, reduce lead time and provide cost-effective services for our customers.

Over the past several years, we have significantly expanded our geographic scope of operations and the range of production-related services we provide through both internal growth and strategic acquisitions. Recent acquisitions have expanded our geographic focus to select international market areas and added complementary product and service offerings.  We provide a full range of products and services for our customers, including rental tools, well services, wireline services, marine services, field management services, environmental services and other services.

Our financial performance is impacted by the broader economic trends affecting our customers. The demand for our services and equipment is cyclical due to the nature of the energy industry. Our operating results are directly tied to industry demand for our services, most of which are performed on the outer continental shelf in the Gulf of Mexico. While we have focused on providing production-related services where, historically, demand has not been as volatile as for exploration-related services, we expect our operating results to be highly correlated to industry activity levels in the Gulf of Mexico. For additional industry segment financial information, see note 13 to our consolidated financial statements.

Comparison of the Results of Operations for the Years Ended December 31, 2000 and 1999

Our 2000 revenues were $257.5 million compared to $113.1 million for 1999. This increase is the result of an increased demand for our services in all of our operating segments, as well as the Cardinal merger and the impact of our acquisitions.

As demand for our services increased in 2000 compared to 1999, our gross margin percentage increased to 42.7% in 2000 from 40.4% in 1999. We experienced an increase in the gross margin percentages of our core business segments of marine and well services due to increased pricing and asset utilization, improved operating cost efficiency and the contribution of assets and acquisitions made during the year 2000. Our overall gross margin increased to $109.9 million in 2000 from $45.7 million in 1999. The rental tools segment contributed our highest gross margin percentage in 2000 and the field management segment contributed our lowest.

Depreciation and amortization increased to $22.3 million in 2000 from $12.6 million in 1999. Most of the increase resulted from our larger asset base as a result of the Cardinal merger and our acquisitions. Depreciation also increased as a result of our $58.3 million of capital expenditures in 2000 and our 1999 capital expenditures of $9.2 million.

General and administrative expenses increased to $44.3 million in 2000 from $23.1 million in 1999. The increase is primarily the result of the Cardinal merger and our acquisitions. General and administrative expenses as a percentage of revenue have decreased from 20.4% in 1999 to 17.2% in 2000.

In October 2000, we refinanced our debt, which resulted in an extraordinary loss of $1.6 million, net of income taxes of $1.0 million. The majority of the extraordinary loss was non-cash in nature. In July 1999, in connection with the Cardinal merger, we refinanced our combined debt, which resulted in an extraordinary loss of $4.5 million, net of income taxes of $2.1 million. This loss was also mostly of a non-cash nature.

In 2000, we recorded net income before extraordinary loss of $19.9 million, or $0.30 earnings per diluted share compared to a net loss before extraordinary loss of $2.0 million, or a loss of $0.11 per diluted share, in 1999. After extraordinary losses, we recorded net income in 2000 of $18.3 million, or $0.28 earnings per diluted share, as compared to a net loss of $6.5 million, or $0.25 loss per diluted share, in 1999.

Comparison of Results of Operations for the Years Ended December 31, 1999 and 1998

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

As demand for our services decreased in 1999 compared to 1998, our gross margins decreased to 40.4% in 1999 from 46.6% in 1998. Our decreased gross margin percentage is primarily due to our marine segment. Since our marine segment's cost of services are primarily fixed in nature, our gross margin percentage may vary substantially due to changes in day rates and utilization of our liftboats. Our rental tools segment contributed our highest gross margin percentage in 1999 and partially offset the decrease on a comparative basis since Cardinal did not have a rental tools segment. Our wireline segment also experienced a decline in gross margin percentage in 1999 compared to 1998. Our field management segment, which was acquired, contributed our lowest gross margin percentage. Of all of our production-related services, the field management segment is expected to produce the lowest gross margin percentage since its largest cost of sales component is providing contract labor.

Depreciation and amortization increased to $12.6 million in 1999 from $6.5 million in 1998. Most of the increase resulted from the larger asset base following the merger and the acquisition. Depreciation also increased as a result of our $9.2 million and $19.0 million of capital expenditures in 1999 and 1998, respectively, and Cardinal's 1998 acquisitions.

General and administrative expenses increased to $23.1 million in 1999 from $16.2 million in 1998. The increase is the result of Cardinal's expenses for twelve months, our expenses for five and one-half months and Production Management's expenses for two months.

In July 1999, in connection with the Cardinal acquisition, we refinanced our combined debt, which resulted in an extraordinary loss of $4.5 million, net of income taxes of $2.1 million. The majority of the extraordinary loss was non-cash in nature. During 1998, Cardinal incurred an extraordinary loss of $10.9 million, net of income taxes of $0.2 million, in connection with a recapitalization and refinancing. This extraordinary loss was also mostly of a non-cash nature.

We recorded a 1999 net loss before extraordinary charges of $2.0 million, or $0.11 loss per diluted share. After extraordinary charges, we recorded a net loss of $6.5 million, or $0.25 loss per diluted share, as compared to a net loss of $9.7 million, or $1.27 loss per diluted share, for 1998.

Liquidity and Capital Resources

Our primary liquidity needs are for working capital, acquisitions, capital expenditures and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $4.3 million at December 31, 2000 compared to $8.0 million at December 31, 1999. Included in the $8.0 million balance at December 31, 1999 was a $6.6 million insurance settlement, which was received in late December 1999, for the damages associated with one of our 200-foot class liftboats.

In 2000, we generated net cash from operating activities of $30.6 million. We supplemented our cash flow with an equity offering and our new credit facility that expanded our borrowing availability from $162 million to $190 million. The equity offering consisted of the sale of 7.3 million shares of common stock that generated net proceeds of approximately $63.2 million.

We used the cash generated by our operating activities and the proceeds from our equity offering and borrowings to increase our asset base and enhance our earning potential. We acquired seven companies for a total of $33 million. Additional consideration, if any, will be based upon the respective company's average EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less certain adjustments and will not exceed $22.1 million. These acquisitions expanded our business to include the rental of onshore and offshore accommodations and rig-based well services, including workover, completion, snubbing, well control, sidetracking, re-entry and drilling services and international markets. We also acquired a division of a company for $9.5 million, which provided us with an additional eight coiled tubing units and expanded our pumping and stimulation services. We acquired six liftboats ranging in size from 130 feet in leg length to 170 feet in leg length for $14.0 million, and we made a $10.3 million investment in an oilfield services company.

We also made capital expenditures (excluding the acquisition of the six liftboats) of $44.3 million. These capital expenditures included the purchase of a new 200 foot class liftboat for $5.8 million, of which $1.0 million will be payable in 2001, and approximately $18.6 million to further expand our rental tool equipment. Other capital expenditures included capital improvements to our liftboats and expansion of our operating facilities.

We have a term loan and revolving credit facility that was implemented in October 2000 to provide a $110 million term loan to refinance our long-term debt and a $60 million revolving credit facility. We amended the credit facility in December 2000 to increase the term loan to $130 million. Under the amended credit facility, the term loan requires quarterly principal installments that commenced December 31, 2000 in the amount of $2.5 million a quarter and then increasing up to an aggregate of approximately $10 million a quarter for the last year until the facility matures on October 31, 2005. The credit facility bears interest at a LIBOR rate plus margins that depend on our leverage ratio. As of March 22, 2001, the amounts outstanding under the term loan and revolving credit facility were $127.5 million and $36.0 million, respectively. At December 31, 2000, the weighted average interest rate on the credit facility was 8.62% per annum. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to make capital expenditures, pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

We have identified capital improvement projects that will require up to $35 million in 2001, exclusive of any acquisitions. We have also entered into contracts to build three new liftboats for a total contract price of $32.5 million, of which $20.2 million is expected to be payable in 2001. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

Most of our acquisitions have involved additional contingent consideration based upon the acquired companies' respective average EBITDA after the acquisition. In 2000, we capitalized additional consideration of $21.7 million related to three of our 1997 acquisitions, of which $18.4 million was paid in January 2001 from borrowings under our revolving credit facility. Additional consideration for all of our other acquisitions will not exceed $53.5 million, but will be materially less than this amount if current performance levels continue for certain of these companies.

We intend to continue implementing our growth strategy of increasing our scope of services through both internal growth and strategic acquisitions. Depending on the size of any future acquisitions, we may require additional equity or debt financing in excess of our current working capital, cash generated from our operations and amounts available under our revolving credit facility.

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

We adopted FAS 133 effective January 1, 2001. Our interest rate swaps qualify for cash flow hedge accounting treatment under FAS 133, whereby changes in fair value are recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness is charged currently to earnings; however, this is immaterial. The effect on our earnings and other comprehensive income as the result of the adoption of FAS 133 will vary from period to period and will be dependent upon prevailing interest rates. If we had adopted FAS 133, our transition adjustment at December 31, 2000 resulting from the new accounting treatment would have been a receivable of approximately $62,000 and a corresponding credit of approximately $36,000, net of income tax, in other comprehensive income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks associated with foreign currency fluctuations and interest rates. We do not hold any foreign currency exchange forward contracts and/or currency options. We make limited use of derivative financial instruments to manage risks associated with existing or anticipated transactions. We do not hold derivatives for trading purposes or use derivatives with leveraged or complex features. Derivative instruments are traded with creditworthy major financial institutions.

At December 31, 2000, we were a party to interest rate swaps with approximate amounts totaling $44 million that were designed to convert a similar amount of variable-rate debt to fixed rates. The swaps mature in March 2001 and October 2002, and the weighted average fixed interest rate is 5.82%. At December 31, 2000, the interest rate to be received by us averaged 6.4%. We consider these swaps to be a hedge against potentially higher future interest rates. As described in Note 10 to the consolidated financial statements, we would have recognized a gain of an estimated $62,000 had we terminated these agreements at December 31, 2000.

At December 31, 2000, $100 million of our long-term debt had variable interest rates. Based on debt outstanding at December 31, 2000, a 10% increase in variable interest rates would increase our interest expense inclusive of swaps in the year 2000 by approximately $600,000, while a 10% decrease would decrease our interest expense by approximately $1.3 million.

Item 8. Financial Statements and Supplementary Data

                                                                                 Independent Auditors' Report

The Board of Directors and Stockholders
Superior Energy Services, Inc.:

We have audited the consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule, "Valuation and Qualifying Accounts," for the years ended December 31, 2000 and 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Energy Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

New Orleans, Louisiana
February 23, 2001

Independent Auditors' Report

The Board of Directors and Stockholders
Superior Energy Services, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows of Superior Energy Services, Inc. and subsidiaries (formerly Cardinal Holding Corp.) for the year ended December 31, 1998. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Superior Energy Services, Inc. and subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Ernst & Young LLP

New Orleans, Louisiana
March 2, 1999

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2000 and 1999
(in thousands, except share data)
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$ 4,254	$ 8,018
Accounts receivable - net of allowance for doubtful
accounts of $2,292 in 2000 and $2,892 in 1999	74,010	41,878
Deferred income taxes	3,506	1,437
Prepaid insurance and other	7,000	4,789

Total current assets	88,770	56,122

Property, plant and equipment - net	202,498	134,723
Goodwill - net of accumulated amortization of
$4,758 in 2000 and $1,706 in 1999	114,650	78,641
Notes receivable	19,213	8,898
Other assets - net of accumulated amortization of
$1,221 in 2000 and $675 in 1999	5,545	3,871

Total assets	$ 430,676	$ 282,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 22,670	$ 9,196
Accrued expenses	14,660	15,473
Current maturities of long-term debt	16,402	2,579
Notes payable	-	3,669

Total current liabilities	53,732	30,917

Deferred income taxes	24,304	12,392
Long-term debt	146,393	117,459

Stockholders' equity:
Preferred stock of $.01 par value. Authorized,
5,000,000 shares; none issued	-	-
Common stock of $.001 par value. Authorized, 125,000,000
shares; issued and outstanding 67,803,304 and 59,810,789
at December 31, 2000 and 1999, respectively	68	60
Additional paid-in capital	315,304	248,934
Accumulated other comprehensive income	58	-
Accumulated deficit	(109,183)	(127,507)

Total stockholders' equity	206,247	121,487

Total liabilities and stockholders' equity	$ 430,676	$ 282,255

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2000, 1999 and 1998
(in thousands, except per share data)
	2000	1999	1998

Revenues	$ 257,502	$ 113,076	$ 82,223

Costs and expenses:
Cost of services	147,601	67,364	43,938
Depreciation and amortization	22,255	12,625	6,522
General and administrative	44,287	23,071	16,205

Total costs and expenses	214,143	103,060	66,665

Income from operations	43,359	10,016	15,558

Other income (expense):
Interest expense, net of amounts capitalized	(12,078)	(12,969)	(13,206)
Interest income	1,898	308	-

Income (loss) before income taxes and
extraordinary losses	33,179	(2,645)	2,352

Income taxes	(13,298)	611	(1,149)

Income (loss) before extraordinary losses	19,881	(2,034)	1,203

Extraordinary losses, net of income tax benefit of $996 in 2000, $2,124 in 1999, and $214 in 1998	(1,557)	(4,514)	(10,885)

Net income (loss)	$ 18,324	$ (6,548)	$ (9,682)

Basic earnings (loss) per share:
Earnings (loss) before extraordinary losses	$ 0.30	$ (0.11)	$ 0.06
Extraordinary losses	(0.02)	(0.14)	(1.33)

Earnings (loss) per share	$ 0.28	$ (0.25)	$ (1.27)

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary losses	$ 0.30	$ (0.11)	$ 0.06
Extraordinary losses	(0.02)	(0.14)	(1.33)

Earnings (loss) per share	$ 0.28	$ (0.25)	$ (1.27)

Weighted average common shares used
in computing earnings (loss) per share:
Basic	64,991	31,131	8,190

Diluted	65,921	31,131	8,190

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Years Ended December 31, 2000, 1999 and 1998
(in thousands, except share data)
						Accumulated	Retained
	Preferred		Common		Additional	Other	earnings
	stock	Preferred	stock	Common	paid-in	Comprehensive	(Accumulated
	shares	stock	shares	stock	capital	Income	deficit)	Total

Balances, December 31, 1997	25,917	$ 250	20,394,983	$ 20	$ 1,580	$ -	$ 3,795	$ 5,645

Net loss	-	-	-	-	-	-	(9,682)	(9,682)
Recapitalization	(12,250)	(249)	(15,053,318)	(15)	55,767	-	(113,004)	(57,501)
Stock issued under subordinated
debt agreement	404	-	146,771	-	2,300	-	-	2,300
Stock awarded to management	137	-	49,895	-	800	-	-	800
Stock issued subsequent to
recapitalization	5,484	1	441,770	-	17,099	-	-	17,100
Stock issued to sellers of acquired
businesses	308	-	92,505	-	1,398	-	-	1,398
Dividends on preferred stock	252	-	-	-	738	-	(738)	-

Balances, December 31, 1998	20,252	2	6,072,606	5	79,682	-	(119,629)	(39,940)

Net loss	-	-	-	-	-	-	(6,548)	(6,548)
Stock issued for cash	2,312	-	15,515,437	16	54,984	-	-	55,000
Dividends on preferred stock	1,084	-	-	-	1,330	-	(1,330)	-
Stock issued under subordinated
debt agreement	54	-	19,167	-	130	-	-	130
Merger with Superior Energy
Services, Inc.	-	-	28,849,523	29	109,052	-	-	109,081
Preferred stock conversion - Merger
with Superior Energy Services, Inc.	(23,702)	(2)	8,632,356	9	(9)	-	-	(2)
Acquisition of Production
Management Companies, Inc.	-	-	610,000	1	3,452	-	-	3,453
Exercise of stock options	-	-	111,700	-	313	-	-	313

Balances, December 31, 1999	-	-	59,810,789	60	248,934	-	(127,507)	121,487

Comprehensive income:
Net income	-	-	-	-	-	-	18,324	18,324
Other comprehensive income-
Foreign currency translation adjustment	-	-	-	-	-	58	-	58

Total comprehensive income	-	-	-	-	-	58	18,324	18,382
Stock issued for cash	-	-	7,300,000	7	63,240	-	-	63,247
Exercise of stock options	-	-	705,476	1	3,203	-	-	3,204
Acquisition of common stock	-	-	(12,961)	-	(73)	-	-	(73)

Balances, December 31, 2000	-	$ -	67,803,304	$ 68	$315,304	$ 58	$(109,183)	$206,247

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998
(in thousands)
	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$ 18,324	$ (6,548)	$ (9,682)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Extraordinary losses	1,557	4,514	10,885
Gain on disposal of assets	-	-	(732)
Stock compensation awards	-	-	800
Deferred income taxes	8,348	(1,868)	(44)
Depreciation and amortization	22,255	12,625	6,522
Amortization of debt acquisition costs	377	593	565
Changes in operating assets and liabilities,
net of acquisitions:
Accounts receivable	(22,938)	3,312	(3,913)
Other - net	(1,172)	1,628	(1,090)
Accounts payable	7,463	(4,620)	3,871
Accrued expenses	(4,151)	4,009	(2,178)
Income taxes	504	820	(1,410)

Net cash provided by operating activities	30,567	14,465	3,594

Cash flows from investing activities:
Payments for purchases of property and equipment	(57,257)	(9,179)	(19,039)
Proceeds from sales of assets	-	-	2,700
Businesses acquired, net of cash acquired	(40,827)	(4,114)	(22,373)
Increase in notes receivable	(10,315)	-	-
Other	(2,315)	-	-

Net cash used in investing activities	(110,714)	(13,293)	(38,712)

Cash flows from financing activities:
Net borrowings (payments) on notes payable	(3,713)	(4,440)	2,117
Net decrease in bank overdraft	-	-	(1,370)
Proceeds from long-term debt	148,100	125,000	133,500
Principal payments on long-term debt	(133,331)	(165,786)	(40,615)
Debt acquisition costs	(1,124)	(2,827)	(4,371)
Payment of premium on subordinated debt	-	(835)	-
Redemption of stock warrants	-	-	(13,320)
Proceeds from issuance of stock	63,247	55,000	74,353
Proceeds from exercise of stock options	3,204	313	-
Payments to redeem stock	-	-	(114,755)

Net cash provided by financing activities	76,383	6,425	35,539

Net increase (decrease) in cash and cash equivalents	(3,764)	7,597	421

Cash and cash equivalents at beginning of year	8,018	421	-

Cash and cash equivalents at end of year	$ 4,254	$ 8,018	$ 421

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998

(1)    Merger

On July 15, 1999, Superior consummated a subsidiary merger (the "Merger") whereby it acquired all of the outstanding capital stock of Cardinal Holding Corp. ("Cardinal") from the stockholders of Cardinal. Due to the fact that the former Cardinal shareholders received 51% of the outstanding common stock at the date of the Merger, among other factors, the Merger has been accounted for as a reverse acquisition (i.e., a purchase of Superior by Cardinal) under the purchase method of accounting. As such, the Company's consolidated financial statements and other financial information reflect the historical operations of Cardinal for periods and dates prior to the Merger. The net assets of Superior, at the time of the Merger, have been reflected at their estimated fair value pursuant to the purchase method of accounting at the date of the Merger.

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

        (b)    Business

The Company is a leading provider of specialized oilfield services and equipment focusing on serving the production-related needs of oil and gas companies in the Gulf of Mexico. The Company believes it is one of the few service providers in the Gulf of Mexico capable of providing most of the post wellhead products and services necessary to operate and maintain offshore producing wells as well as plug and abandonment services at the end of their life cycle. The Company believes its ability to provide its customers with multiple services and to coordinate and integrate their delivery allows it to maximize efficiency, reduce lead time and provide cost-effective services for its customers. A majority of the Company's business is conducted with major and independent oil and gas exploration companies. The Company continually evaluates the financial strength of its customers but does not require collateral to support the customer receivables.

The Company's well services, wireline, marine and tank cleaning services are contracted for specific projects on either a day rate or turnkey basis. Rental tools are leased to customers on an as-needed basis on a day rate basis. The Company derives a significant amount of its revenue from a small number of major and independent oil and gas companies. In 2000, one customer accounted for approximately 10.3% of the Company's total revenue primarily in the well services, field management, wireline and environmental segments. No single customer represented 10% or more of the Company's total revenue in 1999 or 1998. The inability of the Company to continue to perform services for a number of its large existing customers, if not offset by sales to new or existing customers, could have a material adverse effect on the Company's business and financial condition.

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

        (d)    Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and improvements Marine vessels and equipment Machinery and equipment Automobiles, trucks, tractors and trailers Furniture and fixtures	15 to 30 years 5 to 18 years 5 to 15 years 2 to 5 years 3 to 7 years

The company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For 2000, the Company capitalized approximately $242,000 of interest for various capital expansion projects. No interest was capitalized in 1999 or 1998.

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

Change in Accounting Estimate

Effective October 1, 1999, the Company changed the estimated useful lives on its marine vessels from fifteen years to eighteen years. The Company believes the revised estimated useful lives more appropriately reflect its financial results by better matching costs over the estimated useful lives of these assets. As a result of this change, 1999 net income was increased approximately $350,000.

(e)   Goodwill

The Company amortizes costs in excess of fair value of the net assets of businesses acquired using the straight-line method over a period not to exceed 30 years. Recoverability is reviewed by comparing the future net cash flows of the assets to which the goodwill applies, to the net book value, including goodwill, of such assets. Goodwill amortization expense recorded for the years ended December 31, 2000, 1999 and 1998 was $3,052,000, $1,480,000 and $226,000, respectively.

(f)    Other Assets

Other assets consist primarily of a deposit, long-term receivables, debt acquisition costs and covenants not to compete. Debt acquisition costs are being amortized over the term of the related debt, which is approximately five years. The amortization of debt acquisition costs, which is classified as interest expense, was $377,000, $593,000, and $565,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The covenants not to compete are being amortized over the terms of the agreements, which is four years. Amortization expense recorded on the covenants not to compete for the years ended December 31, 2000, 1999 and 1998 was $386,000, $265,000, and $163,000, respectively.

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

(j)    Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options, convertible preferred stock shares and warrants and the potential shares that would have a dilutive effect on earnings per share.

On July 15, 1999, the Company affected an approximate 364 to 1 stock issuance as a result of the Merger. All earnings per common share amounts, references to common stock, and stockholders' equity amounts have been restated as if the stock issuance had occurred as of the earliest period presented. The effect of the preferred dividends on arriving at the income available to common stockholders was zero in 2000, $1,330,000 in 1999, and $738,000 in 1998. The number of dilutive stock options used in computing diluted earnings per share was 930,000 in 2000, and these securities were anti-dilutive in 1999 and 1998.

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

(l)    Foreign Currency Translation

The Company acquired foreign subsidiaries in October 2000. Assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while income and expense are translated at average rates for the period. Translation gains and losses are reported as the foreign currency translation component in stockholders' equity.

(3)    Supplemental Cash Flow Information (in thousands)

	2000	1999	1998
Cash paid for:
Interest	$ 12,135	$ 12,019	$10,329

Income taxes	$ 4,368	$ 251	$ 2,846

Details of acquisitions:
Fair value of assets	$ 65,373	$173,737	$25,626
Fair value of liabilities	(19,658)	(55,679)	(1,541)
Common stock issued	-	(112,531)	(1,398)
Cash paid	45,715	5,527	22,687
Less cash acquired	(4,888)	(1,413)	(314)
Net cash paid for acquisitions	$ 40,827	$ 4,114	$22,373

Non-cash investing activity:
Additional consideration
due on two 1997 acquisitions	$ 18,449	$ -	$ -
Retainage payable due on
vessel construction	$ 1,000	$ -	$ -
Amounts due under covenant
not-to-compete	$ -	$ 893	$ -

Non-cash financing activity:
Stock dividends issued on
preferred stock	$ -	$ 1,330	$ 738
Stock issued under subordinated
debt agreement	$ -	$ 130	$ 2,300

(4)    Business Combinations

In the year ended December 31, 2000, the Company acquired businesses for a total of $42.5 million in cash consideration. Additional consideration, if any, will be based upon the respective company's average EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less certain adjustments. The total additional consideration, if any, will not exceed $22.1 million. These acquisitions have been accounted for as purchases and the acquired companies' assets and liabilities have been valued at their estimated fair market value of the date of acquisition. The purchase price allocated to net assets was approximately $26.1 million, and the excess purchase price over the fair value of the net assets of approximately $16.4 million was allocated to goodwill. The results of operations have been included from the respective company's acquisition date.

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

The following unaudited pro forma information for the years ended December 31, 2000 and 1999, presents a summary of consolidated results of operations as if the Merger, the business acquisitions and the sales of the subsidiaries described above had occurred on January 1, 1999, with pro forma adjustments to give effect to amortization of goodwill, depreciation and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):

	2000	1999

Revenues	$290,656	$230,486

Income before extraordinary losses	$20,273	$1,073

Basic earnings per share before extraordinary losses	$0.31	$0.02

Diluted earnings per share before extraordinary losses	$0.31	$0.02

The above pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisitions been effected on January 1, 1999.

Most of the Company's acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average EBITDA over a three-year period from the respective date of acquisition. In 2000, the Company capitalized additional consideration of $21.7 million related to three of its 1997 acquisitions, of which $18.4 million was paid in January 2001 from borrowings under its revolving credit facility. Additional consideration for the Company's other acquisitions will not exceed $53.5 million, but will be materially less than this amount if current performance levels continue for certain of these companies. Once determined, additional consideration will be capitalized as additional purchase price.

(5)    Property, Plant and Equipment

A summary of property, plant and equipment at December 31, 2000 and 1999 (in thousands) is as follows:
	2000	1999

Buildings and improvements	$ 13,079	$ 10,076
Marine vessels and equipment	78,872	57,416
Machinery and equipment	137,271	87,982
Automobiles, trucks, tractors and trailers	8,459	5,427
Furniture and fixtures	4,015	3,088
Construction-in-progress	6,795	881
Land	3,404	2,730
	251,895	167,600
Accumulated depreciation	(49,397)	(32,877)

Property, plant and equipment, net	$202,498	$134,723

The cost of property, plant and equipment leased to third parties was $6.9 million at December 31, 2000 and $7.1 million at December 31, 1999.

(6)    Debt

Notes Payable

The Company's notes payable as of December 31, 2000 and 1999 consist of the following (in thousands):
	2000	1999

Notes payable - bear interest at 7.25%, paid March 15, 2000	$ -	$ 3,669

The notes payable outstanding at December 31, 1999 represent the additional contingent consideration that was earned by two of Superior's 1997 acquisitions and were paid according to their terms in 2000.

Long-Term Debt

The Company's long-term debt as of December 31, 2000 and 1999 consist of the following (in thousands):

	2000	1999
Term Loan - interest payable monthly at floating rate
(8.65% at December 31, 2000), due in quarterly
installments from December 2000 through October 2005	$ 127,500	$ -
Revolver - interest payable monthly at floating rate
(8.49% at December 31, 2000), due in October 2005	16,500	-
Notes payable - bear interest at 7.25%, paid
January 2, 2001 with Revolver	18,449	-
Previous Term Loan A - paid in October 2000	-	21,551
Previous Term Loan B - paid in October 2000	-	97,930
Other installment notes payable (interest rates ranging
from 9% to 11.4%), due in 2001	346	557

	162,795	120,038
Less current portion	16,402	2,579

Long-term debt	$ 146,393	$ 117,459

On October 17, 2000, the Company implemented a term loan and revolving credit facility to provide a $110 million term loan to refinance the Company's long-term debt and a $60 million revolving credit facility. The credit facility was amended in December 2000 to increase the term loan to $130 million. Under the amended credit facility, the term loan requires quarterly principal installments that commenced December 31, 2000 in the amount of $2.5 million a quarter and then increasing up to an aggregate of approximately $10 million a quarter for the last year until the facility matures on October 31, 2005. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company's  leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company's assets, including the pledge of the stock of the Company's subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company's ability to make capital expenditures, pay dividends or make other distributions, make acquisitions, make changes to the Company's capital structure, create liens or incur additional indebtedness. At December 31, 2000, the Company was in compliance with all such covenants.

Extraordinary Losses

The early extinguishment of the Company's indebtedness in October 2000 resulted in an extraordinary loss of $1.6 million, net of a $1.0 million income tax benefit, which resulted from the write-off of unamortized debt acquisition costs related to the prior credit facility. The early extinguishment of the Cardinal and Superior indebtedness in July 1999 resulted in an extraordinary loss of $4.5 million, net of a $2.1 million income tax benefit, which included the premium on the subordinated debt and the write-off of unamortized debt acquisition costs.

Annual maturities of long-term debt for each of the five fiscal years following December 31, 2000 are as follows (in thousands):

2001	$16,402
2002	26,362
2003	26,274
2004	28,770
2005	64,987

Total	$162,795

(7)    Income Taxes

The components of income tax expense (benefit), before the income tax effect of the extraordinary losses, for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):
	2000	1999	1998
Current
Federal	$ 3,851	$ (3,101)	$ 1,127
State	1,099	(150)	66

	4,950	(3,251)	1,193

Deferred
Federal	8,125	2,354	(42)
State	223	286	(2)

	8,348	2,640	(44)

	$ 13,298	$ (611)	$ 1,149

Income tax expense (benefit) differs from the amounts computed by applying the US. Federal income tax rate of 35% in 2000 and 34% in 1999 and 1998 to income before income taxes as follows (in thousands):

	2000	1999	1998

Computed expected tax expense (benefit)	$ 11,613	$ (899)	$ 800
Increase (decrease) resulting from:
Goodwill amortization	1,025	502	89
Interest related to warrants	-	-	130
State income taxes	481	136	75
Other	179	(350)	55

Income tax expense (benefit)	$ 13,298	$ (611)	$ 1,149

The significant components of deferred income taxes at December 31, 2000 and 1999 are as follows (in thousands):

	2000	1999
Deferred tax assets:
Allowance for doubtful accounts	$ 894	$ 1,187
Alternative minimum tax credit and net
operating loss carryforward	5,385	7,777
Other	1,061	854

	7,340	9,818
Valuation allowance	(255)	(1,198)

Net deferred tax assets	7,085	8,620

Deferred tax liabilities:
Property, plant and equipment	26,795	18,647
Other	1,088	928

	27,883	19,575

	$ 20,798	$ 10,955

The net change in the valuation allowance was a decrease of $0.9 million for the year ended December 31, 2000 and an increase of $1.2 million for the year ended December 31, 1999. There was no valuation allowance at December 31, 1998. The net deferred tax assets reflect management's estimate of the amount that will be realized from future profitability and the reversal of taxable temporary differences that can be predicted with reasonable certainty.

As of December 31, 2000, the Company had a net operating loss carryforward of an estimated $2.0 million, which is available to reduce future Federal taxable income through 2011, and an alternative minimum tax credit carryforward of an estimated $2.5 million. The Company also had various state net operating loss carryforwards of an estimated $25.9 million.

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

Prior to the Merger, Cardinal had no stock option plan.

A summary of stock options granted under the incentive plans for the years ended December 31, 2000 and 1999 is as follows:

	2000		1999
	Number of Shares	Weighted Average Price	Number of Shares	Weighted Average Price

Outstanding at beginning of year	4,134,917	$ 5.56	1,696,500	$ 4.49
Granted	917,500	$ 7.78	2,612,617	$ 5.74
Exercised	(658,800)	$ 4.96	(148,700)	$ 2.87
Forfeited	(45,000)	$ 6.47	(25,500)	$ 6.19

Outstanding at end of year	4,348,617	$ 6.11	4,134,917	$ 5.56

Exercisable at end of year	2,400,559	$ 5.70	1,522,300	$ 5.26

Available for future grants	2,546,210		3,406,210

A summary of information regarding stock options outstanding at December 31, 2000 is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Remaining Contractual Life	Weighted Average Price	Shares	Weighted Average Price

$2.50 - $3.43	313,500	4 - 6 years	$ 2.99	313,500	$ 2.99
$4.75 - $9.25	4,035,117	6.5 -10 years	$ 6.35	2,087,059	$ 6.10

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

	As Reported	Pro forma	As Reported	Pro forma
	2000	2000	1999	1999
Net income (loss)	$ 18,324	$ 14,488	$ (6,548)	$ (9,552)
Basic income (loss) per share	$ 0.28	$ 0.22	$ (0.25)	$ (0.35)
Diluted income (loss) per share	$ 0.28	$ 0.22	$ (0.25)	$ (0.35)
Average fair value of grants during the year	$ -	$ 5.35	$ -	$ 3.64

Black-Scholes option pricing model assumptions:
Risk free interest rate		5.2%		5.8%
Expected life (years)		3		2
Volatility		128.75%		125.7%
Dividend yield		-		-

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

(9)    Profit-Sharing Plan

The Company maintains various defined contribution profit-sharing plans for employees who have satisfied minimum service and age requirements. Employees may contribute up to 15% of their earnings to the plans. The Company matches employees' contributions up to 2.5% of an employee's salary. The Company made contributions of $729,000, $142,000 and $299,000 in 2000, 1999 and 1998, respectively.

(10)    Financial Instruments

The Company utilizes derivative instruments on a limited basis to manage risks related to interest rates. The Company designates these agreements as hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period the differential occurs. At December 31, 2000, 1999 and 1998, the Company had interest rate swap agreements with notional amounts totaling $44 million, $46.2 million and $48.4 million, respectively, to convert an equal amount of variable rate long-term debt to fixed rates. The swaps mature in March of 2001 and October of 2002. The swaps require the Company to pay a weighted-average interest rate of 5.82% in 2000 and 5.81% in 1999 and 1998 and to receive a variable rate, which averaged 6.4%, 5.2% and 5.5% in 2000, 1999 and 1998, respectively. As a result of these swap agreements, interest expense was decreased by $265,000 in 2000, and increased by $299,000 in 1999 and $107,000 in 1998. The effect to the Company to terminate these swap agreements at December 31, 2000 is estimated to be a gain of approximately $62,000.

With the exception of derivative instruments, the Company's financial instruments of cash and cash equivalents, accounts receivable, accounts payable and long-term debt have carrying values, which approximate their fair market value.

(11)    Commitments and Contingencies

The Company leases certain office, service and assembly facilities under operating leases. The leases expire at various dates over the next several years. Total rent expense was $1,865,000 in 2000, $683,000 in 1999 and $749,000 in 1998. Future minimum lease payments under non-cancelable leases for the five years ending December 31, 2001 through 2005 and thereafter are as follows: $961,000, $523,000, $850,000, $635,000, $536,000 and $670,000, respectively.

From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(12)    Related Party Transactions

The Company provides field management and other services to an independent oil and gas exploration and production company, of which a member of the Company's Board of Directors is Chief Executive Officer. The Company billed this customer approximately $4.0 million in 2000, $1.5 million in 1999 and $0.8 million in 1998 for these services, on terms that the Company believes are customary in the industry. The Company expects to continue providing services to this customer.

(13)    Segment Information

The Company's reportable segments, subsequent to the Merger, are as follows: well services, wireline, marine, rental tools, environmental, field management and other. Each segment offers products and services within the oilfield services industry. The well services segment provides plug and abandonment, coiled tubing, electric wireline, well pumping and stimulation, data acquisition, hydraulic workover drilling and well control services.  The wireline segment provides mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as performs modifications to enhance the production capacity and life span of the well. The marine segment operates liftboats for oil and gas production facility maintenance and construction operations as well as production service activities. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities; it also provides on-site accomodations.  The environmental segment provides offshore oil and gas cleaning services, as well as dockside cleaning of items including supply boats, cutting boxes, and process equipment. The field management segment provides contract operations and maintenance services, interconnect piping services, sandblasting and painting maintenance services, and transportation and logistics services. The other segment manufactures and sells drilling instrumentation and oil spill containment equipment. All the segments operate primarily in the Gulf Coast Region.

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

Summarized financial information concerning the Company's segments as of December 31, 2000, 1999 and 1998 and for the years then ended is shown in the following tables (in thousands):

2000	Well Services	Wireline	Marine	Rental Tools	Environ.	Field Mgmt	Other	Unallocated Amount	Consolidated Total

Identifiable assets	$ 81,297	$ 31,835	$ 74,055	$ 200,694	$ 20,345	$ 17,307	$ 4,069	$ 1,074	$ 430,676
Capital expenditures	8,751	1,493	23,676	22,641	702	950	44	-	58,257

Revenues	$ 56,515	$ 33,516	$ 34,390	$ 75,814	$ 16,738	$ 36,493	$ 4,036	$ -	$ 257,502
Costs of services	34,553	22,907	18,929	25,840	10,756	32,704	1,912	-	147,601
Depreciation and amortization	4,123	2,327	3,428	10,472	818	950	137	-	22,255
General and administrative	9,835	5,559	3,554	16,337	3,533	4,066	1,403	-	44,287
Operating income (loss)	8,004	2,723	8,479	23,165	1,631	(1,227)	584	-	43,359
Interest expense	-	-	-	-	-	-	-	(12,078)	(12,078)
Interest income	-	-	-	-	-	-	-	1,898	1,898

Income (loss) before income taxes and extraordinary loss	$ 8,004	$ 2,723	$ 8,479	$ 23,165	$ 1,631	$ (1,227)	$ 584	$ (10,180)	$ 33,179

1999	Well Services	Wireline	Marine	Rental Tools	Environ.	Field Mgmt.	Other	Unallocated Amount	Consolidated Total

Identifiable assets	$ 39,878	$ 30,961	$ 48,655	$ 134,287	$ 8,525	$ 12,768	$ 4,533	$ 2,648	$ 282,255
Capital expenditures	2,297	652	1,417	4,209	579	13	12	-	9,179

Revenues	$ 29,862	$ 28,264	$ 23,822	$ 21,302	$ 3,480	$ 4,340	$ 2,006	$ -	$ 113,076
Costs of services	19,394	19,692	14,649	6,518	2,241	3,848	1,022	-	67,364
Depreciation and amortization	2,474	2,465	3,605	3,688	180	150	63	-	12,625
General and administrative	5,690	5,490	4,366	5,194	1,171	584	576	-	23,071
Operating income (loss)	2,304	617	1,202	5,902	(112)	(242)	345	-	10,016
Interest expense	-	-	-	-	-	-	-	(12,969)	(12,969)
Interest income	-	-	-	-	-	-	-	308	308

Income (loss) before income taxes and extraordinary loss	$ 2,304	$ 617	$ 1,202	$ 5,902	$ (112)	$ (242)	$ 345	$ (12,661)	$ (2,645)

1998	Well Services	Wireline	Marine	Unallocated Amount	Consolidated Total

Identifiable assets	$ 21,175	$ 28,920	$ 53,844	$ 4,022	$ 107,961
Capital expenditures	5,925	1,104	12,010	-	19,039

Revenues	$ 18,794	$ 26,315	$ 37,114	$ -	$ 82,223
Cost of services	12,777	16,470	14,691	-	43,938
Depreciation and amortization	1,794	1,296	3,432	-	6,522
General and administrative	4,592	5,803	5,810	-	16,205
Operating income (loss)	(369)	2,746	13,181	-	15,558
Interest expense	-	-	-	(13,206)	(13,206)

Income (loss) before income taxes and extraordinary loss	$ (369)	$ 2,746	$ 13,181	$ (13,206)	$ 2,352

(14)    Interim Financial Information (Unaudited)

The following is a summary of consolidated interim financial information for the years ended December 31, 2000 and 1999 (amounts in thousands, except per share data):
	Three Months Ended

2000	March 31	June 30	Sept. 30	Dec. 31
Revenues	$ 47,274	$ 57,592	$ 71,251	$ 81,385
Gross profit	19,512	23,661	31,048	35,680
Income before extraordinary loss	1,588	3,843	5,985	8,465
Net income	1,588	3,843	5,985	6,908
Earnings before extraordinary loss per share:
Basic	$ 0.03	$ 0.06	$ 0.09	$ 0.12
Diluted	0.03	0.06	0.09	0.12
Earnings per share:
Basic	$ 0.03	$ 0.06	$ 0.09	$ 0.10
Diluted	0.03	0.06	0.09	0.10

	Three Months Ended

1999	March 31	June 30	Sept. 30	Dec. 31
Revenues	$ 18,978	$ 16,267	$ 33,729	$ 44,102
Gross profit	8,472	2,838	15,037	19,365
Income (loss) before extraordinary loss	(453)	(4,361)	978	1,802
Net income (loss)	(453)	(4,361)	(3,536)	1,802
Earnings (loss) before extraordinary loss per share:
Basic	$ (0.18)	$ (0.75)	$ 0.02	$ 0.03
Diluted	(0.18)	(0.75)	0.02	0.03
Earnings (loss) per share:
Basic	$ (0.18)	$ (0.75)	$ (0.07)	$ 0.03
Diluted	(0.18)	(0.75)	(0.07)	0.03

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

The Company will adopt FAS 133 effective January 1, 2001. The Company expects its interest rate swaps to qualify for cash flow hedge accounting treatment under FAS 133, whereby changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings; however, the Company believes that this will be immaterial. The effect on the Company's earnings and other comprehensive income as the result of the adoption of FAS 133 will vary from period to period and will be dependent upon prevailing interest rates. The Company estimates that the transition adjustment resulting from the new accounting treatment will be a receivable of approximately $62,000 and a corresponding credit of approximately $36,000, net of income tax, in other comprehensive income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item will be included in the Company's definitive proxy statement in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the Company's definitive proxy statement in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item will be included in the Company's definitive proxy statement in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by this item will be included in the Company's definitive proxy statement in connection with its 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    (1)    Financial Statements

            The following financial statements are Included in Part II of this Report:

Independent Auditors' Reports
Consolidated Balance Sheets -- December 31, 2000 and 1999
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements

        (2)    Financial Statement Schedules

  Schedule II -- Valuation and Qualifying accounts for the years ended December 31, 2000, 1999 and 1998.

        (3)    Exhibits

The exhibits filed as part of this Form 10-K are listed on the Index to Exhibits immediately preceding such exhibits, which index is incorporated herein by reference.

(b)    Reports on Form 8-K

On October 20, 2000, the Company filed a current report on Form 8-K reporting, under Item 2, the acquisition of International Snubbing Services, Inc.

On November 2, 2000, the Company filed a current report on Form 8-K reporting, under Item 5, the results for the third quarter ended September 30, 2000.

On December 29, 2000, the Company filed a current report on Form 8-K/A reporting, under Item 7, financial statements and pro forma financial information regarding the acquisition of International Snubbing Services, Inc.

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

Signature	Title	Date
/s/ Terence E. Hall Terence E. Hall	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 27, 2001

/s/ Robert S. Taylor Robert S. Taylor	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2001

/s/ Justin L. Sullivan Justin L. Sullivan	Director	March 27, 2001

/s/ Robert E. Rose Robert E. Rose	Director	March 27, 2001

/s/ William Macaulay William Macaulay	Director	March 27, 2001

/s/ Ben Guill Ben Guill	Director	March 27, 2001

/s/ Richard Bachmann Richard Bachmann	Director	March 27, 2001

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Schedule II Valuation and Qualifying Accounts
Years Ended December 31, 2000, 1999 and 1998
(in thousands)
Additions
Description	Balance at the beginning of the year	Charged to costs and expenses	Balances from acquisitions	Deductions	Balance at the end of the year

Year ended December 31, 2000:	$ 2,892	$ 724	$ 81	$ 1,405	$ 2,292
Allowance for doubtful accounts

Year ended December 31, 1999:	$ 868	$ 518	$ 1,790	$ 284	$ 2,892
Allowance for doubtful accounts

Year ended December 31, 1998:	$ 569	$ 291	$ 8	$ -	$ 868
Allowance for doubtful accounts

INDEX TO EXHIBITS
Exhibit No.	Description	Seq. No.
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).
3.2	Certificate of Amendment to the Company's Certificate of Incorporation (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
3.3	Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
4.1	Specimen Stock Certificate (incorporated herein by reference to Amendment No. 1 to the Company's Form S-4 on Form SB-2 (Registration Statement No. 33-94454)).
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

10.1

Credit Agreement dated as of October 17, 2000 by and among the Company, Bank One, Louisiana, National Association, as agent, and the other lenders specified therein (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.2	Superior Energy Services, Inc. 1999 Stock Incentive Plan as amended (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.3*	Amended and Restated Credit Agreement dated as of December 31, 2000 by and among SESI, L.L.C., the Company, Bank One, Louisiana, National Association, as agent, and other lenders specified therein.
10.4	Employment Agreement between the Company and Terence Hall (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.5	Employment Agreement between the Company and Kenneth Blanchard (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.6	Employment Agreement between the Company and Robert Taylor (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.7	Employment Agreement between the Company and James Holleman (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
21.1*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
23.2*	Consent of Ernst & Young LLP.
___________ *Filed herein