Form 10-Q
period 2001-03-31
SUPERIOR ENERGY SERVICES INC
filed 2001-05-14
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001
or
____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From .........to........

Commission File No. 0-20310

SUPERIOR ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2379388 (I.R.S. Employer Identification No.)
1105 Peters Road Harvey, Louisiana (Address of principal executive offices)	70058 (Zip Code)

Registrant's telephone number, including area code: (504) 362-4321

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of the Registrant's common stock outstanding on May 7, 2001 was 68,248,122.

SUPERIOR ENERGY SERVICES, INC.
Quarterly Report on Form 10-Q for
the Quarterly Period Ended March 31, 2001

TABLE OF CONTENTS

	Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	11

PART I.         FINANCIAL INFORMATION

Item 1.     Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2001 and December 31, 2000
(in thousands, except share data)

	03/31/2001	12/31/2000
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$ 1,880	$ 4,254
Accounts receivable - net	84,567	74,010
Deferred income taxes	3,506	3,506
Prepaid insurance and other	8,473	7,000

Total current assets	98,426	88,770

Property, plant and equipment - net	216,814	202,498
Goodwill - net	114,552	114,650
Notes receivable	20,597	19,213
Other assets - net	4,076	5,545

Total assets	$ 454,465	$ 430,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 21,585	$ 22,670
Accrued expenses	13,229	14,660
Income tax payable	9,986	-
Current maturities of long-term debt	20,098	16,402

Total current liabilities	64,898	53,732

Deferred income taxes	24,304	24,304
Long-term debt	144,118	146,393

Stockholders' equity:
Preferred stock of $.01 par value. Authorized,
5,000,000 shares; none issued	-	-
Common stock of $.001 par value. Authorized,
125,000,000 shares; issued and outstanding
68,104,004 at March 31, 2001,67,803,304
at December 31, 2000	68	68
Additional paid-in capital	316,842	315,304
Accumulated other comprehensive income (loss)	(51)	58
Accumulated deficit	(95,714)	(109,183)

Total stockholders' equity	221,145	206,247

Total liabilities and stockholders' equity	$ 454,465	$ 430,676

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31, 2001 and 2000
(in thousands, except per share data)
(unaudited)

	Three Months
	2001	2000

Revenues	$ 91,256	$ 47,274

Costs and expenses:
Cost of services	48,318	27,762
Depreciation and amortization	6,769	4,737
General and administrative	14,618	9,311

Total costs and expenses	69,705	41,810

Income from operations	21,551	5,464

Other income (expense):
Interest expense	(3,570)	(2,920)
Interest income	460	193

Income before income taxes and
cumulative effect of change in accounting principle	18,441	2,737

Income taxes	7,561	1,149

Income before cumulative effect of change in
accounting principle	10,880	1,588
Cumulative effect of change in
accounting principle, net of
income tax expense of $1,655	2,589	-

Net income	$ 13,469	$ 1,588

Basic earnings per share:
Earnings before cumulative effect of change in
accounting principle	$ 0.16	$ 0.03
Cumulative effect of change in
accounting principle	0.04	-

Earnings per share	$ 0.20	$ 0.03

Diluted earnings per share:
Earnings before cumulative effect of change in
accounting principle	$ 0.16	$ 0.03
Cumulative effect of change in
accounting principle	0.04	-

Earnings per share	$ 0.20	$ 0.03

Weighted average common shares used
in computing earnings per share:
Basic	67,943	59,856
Incremental common shares from
stock options	1,074	445

Diluted	69,017	60,301

Pro forma amounts assuming the new depreciation
method is applied retroactively:
Net income	$ 10,880	$ 1,695

Basic earnings per share	$ 0.16	$ 0.03

Diluted earnings per share	$ 0.16	$ 0.03

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2001 and 2000
(in thousands)
(unaudited)

	2001	2000

Cash flows from operating activities:
Net income	$ 13,469	$ 1,588
Adjustments to reconcile net income
to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(2,589)	-
Depreciation and amortization	6,769	4,737
Changes in operating assets and liabilities,
net of acquisitions:
Accounts receivable	(10,557)	1,668
Other - net	783	999
Accounts payable	(1,085)	546
Accrued expenses	(2,024)	(3,715)
Income taxes	8,330	1,196

Net cash provided by operating activities	13,096	7,019

Cash flows from investing activities:
Payments for purchases of property and equipment	(19,023)	(8,587)
Acquisitions of business, net of cash acquired	(337)	-
Increase in notes receivable	(1,384)	-
Other	2,315	-

Net cash used in investing activities	(18,429)	(8,587)

Cash flows from financing activities:
Net payments on notes payable	-	(3,713)
Proceeds from long-term debt	3,921	643
Principal payments on long-term debt	(2,500)	(519)
Proceeds from exercise of stock options	1,538	414

Net cash provided by (used in) financing activities	2,959	(3,175)

Net decrease in cash	(2,374)	(4,743)

Cash and cash equivalents at beginning of period	4,254	8,018

Cash and cash equivalents at end of period	$ 1,880	$ 3,275

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2001 and 2000

(1)     Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Superior Energy Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information for the three months ended March 31, 2001 and 2000 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2001 presentation.

(2)     Change in Accounting Principle

On January 1, 2001, the Company changed depreciation methods from the straight-line method to the units-of-production method on our liftboat fleet to more accurately reflect the wear and tear of normal use. Management believes that the units-of-production method is best suited to reflect the actual depreciation of the liftboat fleet. Depreciation expense calculated under the units-of-production method may be different than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each liftboat will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each liftboat will not be less than 50% of cumulative straight-line depreciation. For the quarter ended March 31, 2001, we recorded the cumulative effect of the change in accounting principle of $2.6 million, net of taxes of $1.7 million, or $0.04 per share. The pro forma amounts reflect the effect of retroactive application on depreciation that would have been made in the first quarter of 2000 had the new method been in effect net of related income taxes.

(3)     Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options would have a dilutive effect on earnings per share.

(4)    Financial Instruments

The Company adopted FAS 133 effective January 1, 2001. The Company uses interest rate swap agreements to manage its interest rate exposure. Under interest rate swap agreements, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. As of March 31, 2001, the Company was party to an interest rate swap with an approximate notional amount of $3.7 million designed to convert a similar amount of variable-rate debt to fixed rates. The swap matures October 2002, and the weighted average interest rate was 5.675%.

The Company's interest rate swaps qualify for cash flow hedge accounting treatment under FAS 133, whereby changes in fair value have been recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. The effect on the Company's earnings and other comprehensive income (loss) as the result of the adoption of FAS 133 will vary from period to period and will be dependent upon prevailing interest rates. FAS 133 did not have a material impact on the consolidated financial statements since the adoption of FAS 133 resulted in a receivable of approximately $2,000 and a corresponding credit to other comprehensive income of approximately $1,000, net of income tax.

(5)     Business Combinations.

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

The following unaudited pro forma information for the three months ended March 31, 2000 presents a summary of the consolidated results of operations as if the business acquisitions described above had occurred on January 1, 2000, with pro forma adjustments to give effect to amortization of goodwill, depreciation and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):

Three Months Ended
March 31,
2000

Revenues	$63,178

Net income	$3,492

Basic earnings per share	$0.06

Diluted earnings per share	$0.06

The above pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been effected on January 1, 2000.

Most of the Company's acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average EBITDA over a three-year period from the respective dates of acquisition. In the first quarter of 2001, the Company capitalized additional consideration of $933,000 related to two of its acquisitions. Additional consideration for the Company's acquisitions will not exceed $38.4 million, but will be materially less than this amount if current performance levels continue for certain of these companies. Once determined, additional consideration will be capitalized as additional purchase price.

(6)    Segment Information

Beginning January 1, 2001, the Company modified its segment disclosure by combining the wireline services segment with the well services segment and the other services segment with the environmental services segment in order to better reflect how the chief operating decision maker of the Company evaluates the Company's results of operations. The Company's reportable segments are as follows: well services, marine, rental tools, field management and environmental and other. Each segment offers products and services within the oilfield services industry. The well services segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services, electric wireline services, hydraulic drilling and workover services and mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well. The marine segment operates liftboats for oil and gas production facility maintenance and construction operations as well as production service activities. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The field management segment provides contract operations and maintenance services, interconnect piping services, sandblasting and painting maintenance services, and transportation and logistics services. The environmental and other segment provides offshore oil and gas cleaning services, dockside cleaning of items, including supply boats, cutting boxes, and process equipment, and manufactures and sells drilling instrumentation and oil spill containment equipment. All the segments operate primarily in the Gulf Coast Region.

Summarized financial information concerning the Company's segments for the three months ended March 31, 2001 and 2000 is shown in the following tables (in thousands). Prior period information has been restated to reflect the Company's current segments:

Three Months Ended March 31, 2001

	Well		Rental	Field	Environ.	Unallocated	Consolidated
	Services	Marine	Tools	Mgmt.	Other	Amount	Total

Revenues	$32,066	$13,007	$27,339	$ 13,124	$ 5,720	$ -	$ 91,256
Cost of services	18,054	6,150	9,762	11,204	3,148	-	48,318
Depreciation and amortization	2,039	850	3,373	257	250	-	6,769
General and administrative	5,299	1,139	5,745	1,344	1,091	-	14,618
Operating income	6,674	4,868	8,459	319	1,231	-	21,551
Interest expense	-	-	-	-	-	(3,570)	(3,570)
Interest income	-	-	-	-	-	460	460

Income (loss) before income taxes and cumulative effect of change in accounting principle	$ 6,674	$ 4,868	$ 8,459	$ 319	$ 1,231	$ (3,110)	$ 18,441

Three Months Ended March 31, 2000

	Well		Rental	Field	Environ.	Unallocated	Consolidated
	Services	Marine	Tools	Mgmt.	Other	Amount	Total

Revenues	$ 17,295	$ 5,255	$ 13,433	$ 6,083	$ 5,208	$ -	$ 47,274
Cost of services	11,457	3,541	4,076	5,661	3,027	-	27,762
Depreciation and amortization	1,351	811	2,099	225	251	-	4,737
General and administrative	3,276	863	2,997	913	1,262	-	9,311
Operating income (loss)	1,211	40	4,261	(716)	668	-	5,464
Interest expense	-	-	-	-	-	(2,920)	(2,920)
Interest income	-	-	-	-	-	193	193

Income (loss) before income taxes and cumulative effect of change in accounting principle	$ 1,211	$ 40	$ 4,261	$ (716)	$ 668	$ (2,727)	$ 2,737

(8)     Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(9)     Subsequent Events

On May 2, 2001, the Company issued $200 million of 8 7/8% senior notes due 2011 pursuant to an indenture to provide funds for the Company's proposed acquisition of substantially all the assets of Power Offshore Services, L.L.C. and Reeled Tubing, L.L.C., reduce the Company's bank term loan to $50 million, repay all borrowings under the Company's revolving credit facility, and provide additional working capital. The indenture requires semi-annual interest payments which commence November 15, 2001 and continue thru the maturity date of May 15, 2011. The Company also amended the existing bank credit facility to provide for a $120 million term loan and revolving credit facility consisting of a $50 million term loan and $70 million revolving credit facility. The term loan requires quarterly principal installments commencing June 30, 2001 in the amount of $2.5 million a quarter thru March 31, 2005 and a balance of $10 million due on the facility maturity date of May 2, 2005.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

"Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility of the oil and gas industry, including the level of offshore exploration, production and development activity; risks of our growth strategy, including the risks of rapid growth and the risks inherent in acquiring businesses; changes in competitive factors affecting our operations; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the effect on our performance of regulatory programs and environmental matters; seasonality of the offshore industry in the Gulf of Mexico and our dependence on certain customers. These and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2000. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.

Overview

We are a leading provider of specialized oilfield services and equipment focused on serving the production-related needs of oil and gas companies in the Gulf of Mexico. We believe that we are one of the few companies capable of providing most post wellhead products and services necessary to maintain offshore producing wells as well as the plug and abandonment services necessary at the end of their life cycle. We believe that our ability to provide our customers with multiple services and to coordinate and integrate their delivery allows us to maximize efficiency, reduce lead time and provide cost-effective services for our customers.

Over the past several years, we have significantly expanded the geographical scope of our operations and the range of production-related services we provide through both internal growth and strategic acquisitions. Recent acquisitions have expanded our geographic focus to select international market areas and added complementary product and service offerings. We provide a full range of products and services for our customers, including, well services, marine services, rental tools, field management services and environmental services and other services.

In the first quarter of 2001, our financial performance was favorably impacted by increased demand for our services as compared to the fourth quarter of 2000. For the quarter ended March 31, 2001, revenue increased 12.1% to $91.3 million and net income increased 95% to $13.5 million over the quarter ended December 31, 2000. The primary factors driving our improved performance included increased demand for our rental tools, increased pricing in our well services and increased day rates for our expanded liftboat fleet, as well as improvement in our environmental and field management services due to increased demand in offshore tank vessel and rig cleaning and increased demand for contract labor.

Our well services segment's revenue increased $4.3 million or 15.5% to $32.1 million in the first quarter of 2001 as compared to the fourth quarter of 2000. This increase was attributable to our internal growth which was primarily due to increased demand coupled with improved pricing particularly in our coiled tubing, slickline, electric line and mechanical wireline services.

Our marine segment's revenue increased 15.4% in the first quarter of 2001 over the fourth quarter of 2000. This increase is primarily attributable to higher average day rates and utilization. Weighted average day rates for our liftboat fleet increased from approximately $4,100 in the fourth quarter of 2000 to approximately $5,000 in the first quarter of 2001.

Our financial performance is impacted by the broader economic trends affecting our customers. The demand for our services and equipment is cyclical due to the nature of the energy industry. Our operating results are directly tied to industry demand for our services, most of which are performed on the outer continental shelf in the Gulf of Mexico. While we have focused on providing production-related services where, historically, demand has not been as volatile as for exploration-related services, we expect our operating results to be highly leveraged to industry activity levels in the Gulf of Mexico. For additional segment financial information, see note 6 to our consolidated financial statements.

Comparison of the Results of Operations for the Quarters Ended March 31, 2001 and 2000

Our revenues increased 93.0% to $91.3 million for the three months ended March 31, 2001 as compared to $47.3 million for the same period in 2000. This increase is the result of an increased demand for our services as well as the impact of our acquisitions in 2000.

Our gross margin percentage increased from 41.3% in the first quarter of 2000 to 47.1% in the first quarter of 2001 primarily due to our marine and well services segments. We experienced an increase in the gross margin percentages of our core business segments of well services and marine due to increased pricing and utilization of assets in these segments, as well as improved operating cost efficiency. Our overall gross margin increased to $42.9 million in the first quarter of 2001 from $19.5 million in the first quarter of 2000.

Depreciation and amortization increased to $6.8 million in the three months ended March 31, 2001 from $4.7 million in the same period in 2000. Most of the increase resulted from our larger asset base as a result of our acquisitions during 2000 combined with our 2000 capital expenditures of $57.3 million.

General and administrative expenses increased to $14.6 million in the first quarter of 2001 from $9.3 million in the same period in 2000. The increase is primarily the result of our acquisitions. General and administrative expenses as a percentage of revenue have decreased from 19.7% for the quarter ended March 31, 2000 to 16.0% for the quarter ended March 31, 2001.

In the quarter ended March 31, 2001, we recorded net income before cumulative change in accounting principle of $10.9 million, or $0.16 per diluted share, compared to net income of $1.6 million, or $0.03 per diluted share, in the same period in 2000.

Liquidity and Capital Resources

Our primary liquidity needs are for working capital, acquisitions, capital expenditures and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $1.9 million at March 31, 2001 compared to $4.3 million at December 31, 2000.

Net cash provided by operating activities was $13.1 million for the three months ended March 31, 2001 as compared to $7.0 million for the same period in 2000. The overall increase in net cash provided by operating activities was due to our improved operating performance and to acquisitions.

On May 2, 2001, we issued $200 million of 8 7/8% senior notes due 2011 pursuant to an indenture to provide funds for our proposed acquisition of substantially all the assets of Power Offshore Services, L.L.C. and Reeled Tubing, L.L.C., reduce our bank term loan to $50 million, repay all borrowings under our revolving credit facility, and provide additional working capital. The indenture requires semi-annual interest payments which commence November 15, 2001 and continue thru the maturity date of May 15, 2011. We also amended the existing bank credit facility to provide for a $120 million term loan and revolving credit facility consisting of a $50 million term loan and $70 million revolving credit facility. The term loan requires quarterly principal installments commencing June 30, 2001 in the amount of $2.5 million a quarter thru March 31, 2005 and a balance of $10 million due on the facility maturity date of May 2, 2005.

During the three months ended March 31, 2001, we made capital expenditures of $19.0 million, of which approximately $7.9 million was used to further expand our rental tool equipment inventory, and approximately $4.1 million was used on property expansion, including our new facility in Broussard, Louisiana. We also made $7.0 million of other capital expenditures including, payment for vessel construction, construction of a new hydraulic drilling unit and various expenditures on other machinery and equipment. We currently believe that we will make additional capital expenditures, excluding acquisitions and targeted asset purchases, of approximately $30 to $35 million during the year 2001 primarily to continue construction of three vessels and to further expand our rental tool inventory. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

On April 17, 2001, we entered into an agreement to acquire the operating assets of Power Offshore Service, L.L.C. and Reeled Tubing, L.L.C., including twenty-one coiled tubing units, eight liftboats ranging from 120 feet to 250 feet in leg length and related equipment. The purchase price will consist of $80.5 million in cash and a contingent payment of up to $3.6 million based upon the annual average net operating earnings of a 250 foot liftboat for the two years following the closing. We expect to use $80.5 million of the proceeds from our senior notes offering to pay the portion of the purchase price that will be due at the closing of the acquisition.

In the first quarter of 2001, we capitalized additional consideration of approximately $993,000 related to two of our acquisitions.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risks since the year ended December 31, 2000. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.          OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed with this Form 10-Q:
	3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).
	3.2	Certificate of Amendment to the Company's Certificate of Incorporation (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
	3.3	Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
	4.1	Indenture dated May 2, 2001, by and among the Company, SESI, L.L.C., the Subsidiary Guarantors named therein, and The Bank of New York, as Trustee.
	10.1	First Amendment to Amended and Restated Credit Agreement dated as of May 2, 2001, among the Company, SESI, L.L.C., Bank One, NA, as agent, Wells Fargo Bank Texas, N.A., Whitney National Bank, and the other lenders specified therein.
	18.1	Letter from KPMG LLP re: change in accounting principle.
(b)	Reports on Form 8-K. The following report on Form 8-K was filed during the quarter ended March 31, 2001:
On February 21, 2001, the Company filed a Current Report on Form 8-K reporting, under item 5, the results for the fourth quarter and twelve months ended December 31, 2000.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: May 14, 2001	By: /S/ ROBERT S. TAYLOR Robert S. Taylor Chief Financial Officer (Principal Financial and Accounting Officer)