Form 10-Q
period 2001-06-30
SUPERIOR ENERGY SERVICES INC
filed 2001-08-13
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001
or
___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From .........to........

Commission File No. 0-20310

SUPERIOR ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2379388 (I.R.S. Employer Identification No.)

1105 Peters Road Harvey, Louisiana (Address of principal executive offices)	70058 (Zip Code)

Registrant's telephone number, including area code: (504) 362-4321

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of the Registrant's common stock outstanding on August 8, 2001 was 68,704,818.

SUPERIOR ENERGY SERVICES, INC.
Quarterly Report on Form 10-Q for
the Quarterly Period Ended June 30, 2001

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
PART II OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders	14
Item 6. Exhibits and Reports on Form 8-K	15

PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2001 and December 31, 2000
(in thousands, except share data)

	06/30/2001	12/31/2000
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$ 4,559	$ 4,254
Accounts receivable - net	107,239	74,010
Deferred income taxes	1,450	3,506
Prepaid insurance and other	8,922	7,000

Total current assets	122,170	88,770

Property, plant and equipment - net	305,559	202,498
Goodwill - net	124,320	114,650
Notes receivable	21,228	19,213
Other assets - net	10,264	5,545

Total assets	$ 583,541	$ 430,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 22,333	$ 22,670
Accrued expenses	24,925	14,660
Income tax payable	4,847	-
Current maturities of long-term debt	10,112	16,402

Total current liabilities	62,217	53,732

Deferred income taxes	29,180	24,304
Long-term debt	254,630	146,393

Stockholders' equity:
Preferred stock of $.01 par value. Authorized,
5,000,000 shares; none issued	-	-
Common stock of $.001 par value. Authorized,
125,000,000 shares; issued and outstanding
68,458,722 at June 30, 2001, 67,803,304
at December 31, 2000	68	68
Additional paid-in capital	318,838	315,304
Accumulated other comprehensive income (loss)	(14)	58
Accumulated deficit	(81,378)	(109,183)

Total stockholders' equity	237,514	206,247

Total liabilities and stockholders' equity	$ 583,541	$ 430,676

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations
Three and Six Months Ended June 30, 2001 and 2000
(in thousands, except per share data)
 (unaudited)

	Three Months		Six Months
	2001	2000	2001	2000

Revenues	$109,639	$ 57,592	$ 200,895	$ 104,866

Costs and expenses:
Cost of services	55,719	33,931	104,037	61,693
Depreciation and amortization	8,129	4,935	14,898	9,672
General and administrative	17,108	9,673	31,726	18,984

Total costs and expenses	80,956	48,539	150,661	90,349

Income from operations	28,683	9,053	50,234	14,517

Other income (expense):
Interest expense	(4,976)	(3,068)	(8,546)	(5,988)
Interest income	592	641	1,052	834

Income before income taxes and cumulative effect of
change in accounting principle	24,299	6,626	42,740	9,363

Income taxes	9,963	2,783	17,524	3,932

Income before cumulative effect of change in
accounting principle	14,336	3,843	25,216	5,431

Cumulative effect of change in accounting principle, net
of income tax expense of $1,655	-	-	2,589	-

Net income	$ 14,336	$ 3,843	$ 27,805	$ 5,431

Basic earnings per share:
Earnings before cumulative effect of change in
accounting principle	$ 0.21	$ 0.06	$ 0.37	$ 0.09
Cumulative effect of change in accounting principle	-	-	0.04	-

Earnings per share	$ 0.21	$ 0.06	$ 0.41	$ 0.09

Diluted earnings per share:
Earnings before cumulative effect of change in
accounting principle	$ 0.21	$ 0.06	$ 0.36	$ 0.09
Cumulative effect of change in accounting principle	-	-	0.04	-

Earnings per share	$ 0.21	$ 0.06	$ 0.40	$ 0.09

Weighted average common shares used
in computing earnings per share:
Basic	68,287	64,643	68,126	62,250
Incremental common shares from
stock options	912	562	911	154

Diluted	69,199	65,205	69,037	62,404

Pro forma amounts assuming the new depreciation
method is applied retroactively:
Net income	$ 14,336	$ 3,914	$ 25,216	$ 5,609

Basic earnings per share	$ 0.21	$ 0.06	$ 0.37	$ 0.09

Diluted earnings per share	$ 0.21	$ 0.06	$ 0.36	$ 0.09

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2001 and 2000
(in thousands)
(unaudited)

	2001	2000

Cash flows from operating activities:
Net income	$ 27,805	$ 5,431
Adjustments to reconcile net income
to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(2,589)	-
Deferred income taxes	5,695	-
Depreciation and amortization	14,898	9,672
Changes in operating assets and liabilities,
net of acquisitions:
Accounts receivable	(23,114)	(7,745)
Other - net	1,416	207
Accounts payable	(1,890)	1,055
Accrued expenses	2,864	(4,772)
Income taxes	4,848	3,699

Net cash provided by operating activities	29,933	7,547

Cash flows from investing activities:
Payments for purchases of property and equipment	(37,784)	(31,200)
Acquisitions of businesses, net of cash acquired	(80,503)	(8,958)
Increase in notes receivable	(2,015)	(9,700)
Other	2,315	-

Net cash used in investing activities	(117,987)	(49,858)

Cash flows from financing activities:
Net payments on notes payable	-	(3,713)
Proceeds from long-term debt	200,000	4,100
Principal payments on long-term debt	(109,286)	(14,042)
Debt acquisition costs	(5,890)	-
Proceeds from issuance of stock	-	63,263
Proceeds from exercise of stock options	3,535	1,165

Net cash provided by financing activities	88,359	50,773

Net decrease in cash	305	8,462

Cash and cash equivalents at beginning of period	4,254	8,018

Cash and cash equivalents at end of period	$ 4,559	$ 16,480

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Six Months Ended June 30, 2001 and 2000

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

The financial information for the three and six months ended June 30, 2001 and 2000 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2001 presentation.

(2) Change in Accounting Principle

On January 1, 2001, the Company changed depreciation methods from the straight-line method to the units-of-production method on its liftboat fleet to more accurately reflect the wear and tear of normal use. Management believes that the units-of-production method is best suited to reflect the actual depreciation of the liftboat fleet. Depreciation expense calculated under the units-of-production method may be different than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each liftboat will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each liftboat will not be less than 50% of cumulative straight-line depreciation. The cumulative effect of this change in accounting principle on prior years resulted in an increase in net income for the six months ended June 30, 2001 of $2.6 million, net of taxes of $1.7 million, or $0.04 per share. The pro forma amounts reflect the effect of retroactive application on depreciation, net of related income taxes, that would have been made in the three and six months ended June 30, 2000 had the new method been in effect.

(3) Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options that would have a dilutive effect on earnings per share.

(4) Financial Instruments

The Company adopted FAS 133 effective January 1, 2001. The Company uses interest rate swap agreements to manage its interest rate exposure. Under interest rate swap agreements, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. As of June 30, 2001, the Company was party to an interest rate swap with an approximate notional amount of $3.1 million designed to convert a similar amount of variable-rate debt to fixed rates. The swap matures October 2002, and the weighted average interest rate was 5.675%.

The Company's interest rate swap qualifies for cash flow hedge accounting treatment under FAS 133, whereby changes in fair value have been recognized in other comprehensive income (loss) (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. The effect on the Company's earnings and other comprehensive income as the result of the adoption of FAS 133 will vary from period to period and will be dependent upon prevailing interest rates. FAS 133 did not have a material impact on the consolidated financial statements since the adoption of FAS 133 resulted in a payable of approximately $5,000 and a corresponding charge to other comprehensive loss of approximately $3,000, net of income tax.

(5) Business Combinations.

In the six months ended June 30, 2001, the Company made two acquisitions for a total of $81.6 million in cash consideration. Additional consideration, if any, will be based upon the respective company's average EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less certain adjustments. The total additional consideration, if any, will not exceed $8.5 million. These acquisitions have been accounted for as purchases and the acquired companies' assets and liabilities have been valued at their estimated fair market value. The purchase price allocated to net assets was approximately $72.1 million, and the excess purchase price over the fair value of net assets of approximately $9.5 million was allocated to goodwill. The results of operations have been included from the respective company's acquisition date.

In the year ended December 31, 2000, the Company acquired businesses for a total of $42.5 million in cash consideration. These acquisitions have been accounted for as purchases and the results of operations have been included from the respective company's acquisition date.

The following unaudited pro forma information for the three and six months ended June 30, 2001 and 2000 presents a summary of the consolidated results of operations as if the business acquisitions described above had occurred on January 1, 2000, with pro forma adjustments to give effect to amortization of goodwill, depreciation and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Revenues	$ 123,091	$ 85,100	$ 233,132	$ 165,340

Income before cumulative effect of change in accounting principle	$ 16,004	$ 3,601	$ 28,780	$ 7,677

Basic earnings per share before cumulative effect of change in accounting principle	$ 0.23	$ 0.06	$ 0.42	$ 0.12

Diluted earnings per share before cumulative effect of change in accounting principle	$ 0.23	$ 0.06	$ 0.42	$ 0.12

The above pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been effected on January 1, 2000.

Most of the Company's acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average EBITDA over a three-year period from the respective dates of acquisition. In the six months ended June 30, 2001, the Company capitalized additional consideration of $2.2 million related to three of its acquisitions. Additional consideration for the Company's acquisitions will not exceed $45.6 million, but will be materially less than this amount if current performance levels continue for certain of these companies. Once determined, additional consideration will be capitalized as additional purchase price.

(6) Segment Information

Beginning January 1, 2001, the Company modified its segment disclosure by combining the wireline services segment with the well services segment (well intervention group segment) and the other services segment with the environmental services segment in order to better reflect how the chief operating decision maker of the Company evaluates the Company's results of operations. The Company's reportable segments are as follows: well intervention group, marine, rental tools, field management and environmental and other. Each segment offers products and services within the oilfield services industry. The well intervention group segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services, electric wireline services, hydraulic drilling and workover services and mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well. The marine segment operates liftboats for oil and gas production facility maintenance and construction operations as well as production service activities. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The field management segment provides contract operations and maintenance services, interconnect piping services, sandblasting and painting maintenance services, and transportation and logistics services. The environmental and other segment provides offshore oil and gas cleaning services, dockside cleaning of items, including supply boats, cutting boxes, and process equipment, and manufactures and sells drilling instrumentation and oil spill containment equipment. All the segments operate primarily in the Gulf Coast Region.

Summarized financial information concerning the Company's segments for the three and six months ended June 30, 2001 and 2000 is shown in the following tables (in thousands). Prior period information has been restated to reflect the Company's current segments:

Three Months Ended June 30, 2001

	Well		Rental	Field	Environ.	Unallocated	Consolidated
	Intervention	Marine	Tools	Mgmt.	& Other	Amount	Total

Revenues	$ 41,604	$18,483	$29,141	$ 14,433	$ 5,978	$ -	$ 109,639
Cost of services	21,602	7,883	10,561	12,541	3,132	-	55,719
Depreciation and amortization	2,533	1,206	3,616	276	498	-	8,129
General and administrative	6,528	1,518	6,283	1,622	1,157	-	17,108
Operating income (loss)	10,941	7,876	8,681	(6)	1,191	-	28,683
Interest expense	-	-	-	-	-	(4,976)	(4,976)
Interest income	-	-	-	-	-	592	592

Income (loss) before income taxes and cumulative effect of change in accounting principle	$ 10,941	$ 7,876	$ 8,681	$ (6)	$ 1,191	$ (4,384)	$ 24,299

Three Months Ended June 30, 2000

	Well		Rental	Field	Environ.	Unallocated	Consolidated
	Intervention	Marine	Tools	Mgmt.	& Other	Amount	Total

Revenues	$ 20,499	$ 7,792	$ 15,370	$ 8,733	$ 5,198	$ -	$ 57,592
Cost of services	13,751	4,494	4,972	7,703	3,011	-	33,931
Depreciation and amortization	1,310	906	2,226	235	258	-	4,935
General and administrative	3,353	691	3,443	970	1,216	-	9,673
Operating income (loss)	2,085	1,701	4,729	(175)	713	-	9,053
Interest expense	-	-	-	-	-	(3,068)	(3,068)
Interest income	-	-	-	-	-	641	641

Income (loss) before income taxes and cumulative effect of change in accounting principle	$ 2,085	$ 1,701	$ 4,729	$ (175)	$ 713	$ (2,427)	$ 6,626

Six Months Ended June 30, 2001

	Well		Rental	Field	Environ.	Unallocated	Consolidated
	Intervention	Marine	Tools	Mgmt.	& Other	Amount	Total

Revenues	$ 73,670	$ 31,490	$ 56,480	$ 27,557	$ 11,698	$ -	$ 200,895
Cost of services	39,656	14,033	20,323	23,745	6,280	-	104,037
Depreciation and amortization	4,572	2,056	6,989	533	748	-	14,898
General and administrative	11,827	2,657	12,028	2,966	2,248	-	31,726
Operating income	17,615	12,744	17,140	313	2,422	-	50,234
Interest expense	-	-	-	-	-	(8,546)	(8,546)
Interest income	-	-	-	-	-	1,052	1,052

Income (loss) before income taxes and cumulative effect of change in accounting principle	$ 17,615	$ 12,744	$ 17,140	$ 313	$ 2,422	$ (7,494)	$ 42,740

Six Months Ended June 30, 2000

	Well		Rental	Field	Environ.	Unallocated	Consolidated
	Intervention	Marine	Tools	Mgmt.	& Other	Amount	Total

Revenues	$ 37,794	$ 13,047	$ 28,803	$ 14,816	$ 10,406	$ -	$ 104,866
Cost of services	25,208	8,035	9,048	13,364	6,038	-	61,693
Depreciation and amortization	2,661	1,717	4,325	460	509	-	9,672
General and administrative	6,629	1,554	6,440	1,883	2,478	-	18,984
Operating income	3,296	1,741	8,990	(891)	1,381	-	14,517
Interest expense	-	-	-	-	-	(5,988)	(5,988)
Interest income	-	-	-	-	-	834	834

Income (loss) before income taxes and cumulative effect of change in accounting principle	$ 3,296	$ 1,741	$ 8,990	$ (891)	$ 1,381	$ (5,154)	$ 9,363

Identifiable Assets

	Well		Rental	Field	Environ.	Unallocated	Consolidated
	Intervention	Marine	Tools	Mgmt.	& Other	Amount	Total

June 30, 2001	$ 172,382	$ 142,805	$ 212,726	$ 20,773	$ 28,388	$ 6,467	$ 583,541

December 31, 2000	$ 113,132	$ 74,055	$ 200,694	$ 17,307	$ 24,414	$ 1,074	$ 430,676

(7)  Debt

On May 2, 2001, the Company issued $200 million of 8 7/8% senior notes due 2011 pursuant to an indenture to provide funds for the Company's acquisition of substantially all the assets of Power Offshore Services, L.L.C. and Reeled Tubing, L.L.C., reduce the Company's bank term loan to $50 million, repay all borrowings under the Company's revolving credit facility, and provide additional working capital. The indenture requires semi-annual interest payments which commence November 15, 2001 and continue through the maturity date of May 15, 2011. The Company also amended the existing bank credit facility to provide for a $120 million term loan and revolving credit facility consisting of a $50 million term loan and $70 million revolving credit facility. The term loan requires quarterly principal installments commencing June 30, 2001 in the amount of $2.5 million a quarter through March 31, 2005 and a balance of $10 million due on the facility maturity date of May 2, 2005.

(8)  Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(9)  Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued new pronouncements: Statement 141, Business Combinations, Statement 142, Goodwill and Other Intangible Assets, and Statement 143, Accounting for Asset Retirement Obligations. Statement 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase period that are completed after June 30, 2001. Statement 142 requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statement 141, 142 and 143 on its financial condition and results of operations.

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

Over the past several years, we have significantly expanded the geographical scope of our operations and the range of production-related services we provide through both internal growth and strategic acquisitions. Recent acquisitions have expanded our geographic focus to select international market areas and added complementary product and service offerings. We provide a full range of products and services for our customers, including well intervention services, marine services, rental tools, field management services and environmental services and other services.

Our financial performance is impacted by the broader economic trends affecting our customers. The demand for our services and equipment is cyclical due to the nature of the energy industry. Our operating results are directly tied to industry demand for our services, most of which are performed on the outer continental shelf in the Gulf of Mexico. While we have focused on providing production-related services where, historically, demand has not been as volatile as for exploration-related services, we expect our operating results to be highly dependent upon industry activity levels in the Gulf of Mexico. For additional segment financial information, see note 6 to our consolidated financial statements.

In the second quarter of 2001, our financial performance was favorably impacted by increased demand for our services as compared to the first quarter of 2001, as well as from acquisitions made during the second quarter of 2001. For the quarter ended June 30, 2001, revenue increased 20% to $109.6 million and net income before the cumulative effect of change in accounting principle increased 32% to $14.3 million over the quarter ended March 31, 2001. The primary factors driving our improved performance included increased activity for most of the services in our well intervention group, increased demand for our rental tools and increased day rates and utilization for our expanded liftboat fleet.

Our well intervention group segment's revenue increased $9.5 million or 30% to $41.6 million in the second quarter of 2001 as compared to the first quarter of 2001. This increase was attributable to both our internal growth which was primarily due to increased demand coupled with improved pricing particularly in our coiled tubing, slickline, electric line and mechanical wireline services and the acquisition of 21 coiled tubing units.

Our marine segment's revenue increased 42% in the second quarter of 2001 over the first quarter of 2001. This increase is primarily attributable to higher average day rates and utilization as well as the acquisition of 8 liftboats. Weighted average day rates for our liftboat fleet increased to approximately $5,900 in the second quarter of 2001 from approximately $5,000 in the first quarter of 2001.

Comparison of the Results of Operations for the Quarters Ended June 30, 2001 and 2000

For the three months ended June 30, 2001, our revenues were $109.6 million resulting in net income of $14.3 million or $0.21 diluted earnings per share, as compared to revenue of $57.6 million and net income of $3.8 million or $0.06 diluted earnings per share for the second quarter of 2000. This increase is the result of an increased demand for our services and our acquisitions. The following discussion analyzes our operating results on a segment basis.

Well Intervention Group Segment

Revenue for our well intervention group for the three months ended June 30, 2001 was $41.6 million, 103% higher than the same period in 2000. This segment's gross margin increased from 33% in the three months ended June 30, 2000 to 48% in the three months ended June 30, 2001. Demand and pricing increased for all of our services as production-related activity increased significantly. In addition, we expanded our service offering by adding drilling and workover services and significantly expanded our coiled tubing services through our acquisitions.

Marine Segment

Our marine revenue for the three months ended June 30, 2001 increased 137% over the same period in 2000 to $18.5 million and the gross margin percentage increased from 42% to 57% as dayrates and utilization for most liftboat classes moved higher. The fleet's average dayrate increased 76% and utilization improved to 83% from 78% in the same period in 2000. We also benefited from the increased size of our liftboat fleet due to our acquisitions.

Rental Tools Segment

Revenue for the rental tools segment for the three months ended June 30, 2001 was $29.1 million, a 90% increase over the same period in 2000. The increase in this segment's revenue was driven by increased demand for all of our rental tools. Through our acquisitions, we expanded our rental tool inventory to include on-site accommodations and ancillary equipment and services. The gross margin percentage fell slightly to 64% in the three months ended June 30, 2001 from 68% in the same period in 2000 due to a change in the mix of our rental revenue.

Field Management Segment

Field management revenue for the three months ended June 30, 2001 was $14.4 million, a 65% increase over the same period in 2000. The gross margin percentage increased slightly to 13% in the three months ended June 30, 2001 from 12% in the same period in 2000. This segment experienced increased activity for offshore construction and fabrication services as well as higher demand for supplemental labor.

Environmental and Other Segment

Revenue from our environmental and other segment increased 15% to $6.0 million for the three months ended June 30, 2001 over the same period in 2000 and the gross margin percentage increased to 48% in the three months ended June 30, 2001 from 42% in the same period in 2000. These increases were driven mainly by increased offshore tank and vessel services, which is the highest gross margin business for this segment.

Depreciation and amortization

Depreciation and amortization increased to $8.1 million in the three months ended June 30, 2001 from $4.9 million in the same period in 2000. The increase mostly resulted from our larger asset base as a result of our acquisitions and capital expenditures during 2000 and 2001.

General and administrative

General and administrative expenses increased to $17.1 million in the second quarter of 2001 from $9.7 million in the same period in 2000. The increase is primarily the result of our acquisitions and our increased activity levels. General and administrative expenses as a percentage of revenue decreased to 16% for the quarter ended June 30, 2001 from 17% for the quarter ended June 30, 2000.

Comparison of the Results of Operations for the Six Months Ended June 30, 2001 and 2000

For the six months ended June 30, 2001, our revenues were $200.9 million resulting in income before cumulative effect of change in accounting principle of $25.2 million or $0.36 diluted earnings per share, as compared to revenue of $104.9 million and net income of $5.4 million or $0.09 diluted earnings per share for the same period in 2000. This increase is the result of an increased demand for our services and our acquisitions. The following discussion analyzes our operating results on a segment basis.

Well Intervention Group Segment

Revenue for our well intervention group was $73.7 million for the six months ended June 30, 2001, 95% higher than the same period in 2000. This segment's gross margin increased from 33% in the six months ended June 30, 2000 to 46% in the three months ended June 30, 2001. Demand and pricing increased for all of our services as production-related activity increased significantly. In addition, we expanded our service offering by adding drilling and workover services and significantly expanded our coiled tubing services through our acquisitions.

Marine Segment

Our marine revenue for the six months ended June 30, 2001 increased 141% over the same period in 2000 to $31.5 million and the gross margin percentage increased from 38% to 55% as dayrates and utilization for most liftboat classes moved higher. The fleet's average dayrate increased 76% and utilization improved to 82% from 73% in the same period in 2000. We also benefited from the increased size of our liftboat fleet due to our acquisitions.

Rental Tools Segment

Revenue for our rental tools segment for the six months ended June 30, 2001 was $56.5 million, a 96% increase over the same period in 2000. The increase in this segment's revenue was driven by increased demand for all of our rental tools. Through our acquisitions, we expanded our rental tool inventory to include on-site accommodations and ancillary equipment and services. The gross margin percentage fell slightly to 64% in the six months ended June 30, 2001 from 69% in the same period in 2000 due to a change in the mix of our rental revenue.

Field Management Segment

Field management revenue for the six months ended June 30, 2001 was $27.6 million, an 86% increase over the same period in 2000. The gross margin percentage increased to 14% in the six months ended June 30, 2001 from 10% in the same period in 2000. This segment experienced increased activity for offshore construction and fabrication services as well as higher demand for supplemental labor.

 Environmental and Other Segment

Revenue from our environmental and other segment for the six months ended June 30, 2001 increased 12% to $11.7 million over the same period in 2000 and the gross margin percentage increased to 46% in the six months ended June 30, 2001 from 42% in the same period in 2000. These increases were driven mainly by increased offshore tank and vessel services, which is the highest gross margin business for this segment.

Depreciation and amortization

Depreciation and amortization increased to $14.9 million in the six months ended June 30, 2001 from $9.7 million in the same period in 2000. The increase mostly resulted from our larger asset base as a result of our acquisitions and capital expenditures during 2000 and 2001.

General and administrative

General and administrative expenses increased to $31.7 million in the six months ended June 30, 2001 from $19.0 million in the same period in 2000. The increase is primarily the result of our acquisitions and our increased activity levels. General and administrative expenses as a percentage of revenue decreased to 16% for the six months ended June 30, 2001 from 18% for the six months ended June 30, 2000.

Liquidity and Capital Resources

Our primary liquidity needs are for working capital, acquisitions, capital expenditures and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $4.6 million at June 30, 2001 compared to $4.3 million at December 31, 2000.

In the six months ended June 30, 2001, we generated net cash from operating activities of $29.9 million. We supplemented our cash flow with the issuance of $200 million in senior notes.

We used the cash generated by our operating activities and borrowings to increase our asset base and enhance our earning potential. In the quarter ended June 30, 2001, we made two acquisitions for a total of $81.6 million. Additional consideration, if any, will be based upon the respective company's average EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less certain adjustments and will not exceed $8.5 million. These acquisitions expanded our asset base by adding twenty-one coiled tubing units, eight liftboats ranging from 120 feet to 250 feet in leg length and expanded our business to include well control services and blow-out rental tools.

We also made capital expenditures of $37.8 million during the six months ended June 30, 2001, of which approximately $15.1 million was used to further expand our rental tool equipment inventory, $5.7 million was used for the marine segment inclusive of payments for vessel construction and approximately $5.8 million was used on property expansion, including our new facility in Broussard, Louisiana. We also made $11.2 million of other capital expenditures, including casing calipers, a high pressure coiled tubing unit, construction of new hydraulic drilling units and various expenditures on other machinery and equipment. We currently believe that we will make additional capital expenditures, excluding acquisitions and targeted asset purchases, of approximately $15 to $17 million during the year 2001 primarily to continue construction of three vessels and to further expand our rental tool inventory. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

We issued $200 million of 8 7/8% senior notes due 2011 pursuant to an indenture in May 2001. The indenture requires semi-annual interest payments which commence November 15, 2001 and continue through the maturity date of May 15, 2011. We also amended the existing bank credit facility to reduce our term loan to $50 million and increase our revolving credit facility to $70 million. The term loan requires quarterly principal installments commencing June 30, 2001 in the amount of $2.5 million a quarter through March 31, 2005 and a balance of $10 million due on the facility maturity date of May 2, 2005. The credit facility bears interest at a LIBOR rate plus margins that depend on our leverage ratio. As of August 8, 2001, our amounts outstanding under the term loan and revolving credit facility were $47.5 million and $15 million, respectively, and the weighted average interest rate on the credit facility was 8.14% per annum. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to make capital expenditures, pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

We intend to continue implementing our growth strategy of increasing our scope of services through both internal growth and strategic acquisitions. Depending on the size of any future acquisitions, we may require additional equity or debt financing in excess of our current working capital and amounts available under our revolving credit facility.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued new pronouncements: Statement 141, Business Combinations, Statement 142, Goodwill and Other Intangible Assets, and Statement 143, Accounting for Asset Retirement Obligations. Statement 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase period that are completed after June 30, 2001. Statement 142 requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of Statement 141, 142 and 143 on our financial condition and results of operations.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risks since the year ended December 31, 2000. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.         OTHER INFORMATION

Item 4.        Submission of Matters to Vote of Security Holders

(a)	The annual meeting of the stockholders of the Company was held on May 14, 2001 (the "Annual Meeting").
(b)	At the Annual Meeting, the stockholders of the Company elected Terence E. Hall, Justin L. Sullivan, Richard A. Bachmann, William E. Macaulay, Ben A. Guill, and Robert E. Rose to serve as directors until the next annual meeting of stockholders.

(c)	The voting tabulation for the election of the six directors is as follows:
Director	For	Withheld

Terence E. Hall	47,627,696	6,033,507
Justin L. Sullivan	52,860,465	800,738
Richard A. Bachmann	52,742,246	918,738
William E. Macaulay	52,739,946	921,257
Ben A. Guill	52,742,146	919,057
Robert E. Rose	52,860,565	800,638

Item 6.         Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this Form 10-Q:

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company's Certificate of Incorporation (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.1	Indenture dated May 2, 2001, by and among SESI, L.L.C., the Company, the Subsidiary Guarantors named therein and the Bank of New York as trustee (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), as amended by First Supplemental Indenture, dated as of July 9, 2001, by and among SESI, L.L.C., Wild Well Control, Inc., Blowout Tools, Inc. and the Bank of New York, as trustee (incorporated herein by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-64946)).

4.2	Form of 8 7/8% Senior Note due May 15, 2001 (included in Exhibit 4.1).

4.3	Registration Rights Agreement dated April 27, 2001, by and among SESI, L.L.C., the Company, the Subsidiary Guarantors named therein and Credit Suisse First Boston Corporation, Bear, Stearns and Co., Inc., Raymond James and Associates, Inc. and Banc One Capital Markets, Inc. (incorporated herein by reference to the Company's Registration on Form S-4 (Registration No. 333-64946)).

4.4	Form of Letter of Transmittal (incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-64946)).

4.5	Form of Notice of Guaranteed Delivery (incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-64946)).

4.6	Form of exchange note (included as part of Exhibit 4.1).

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended June 30, 2001:

On April 18, 2001, the Company filed a current report on Form 8-K reporting, under item 5, the signing of a definitive agreement to acquire the assets of Power Offshore Services, L.L.C. and Reeled Tubing, L.L.C. and the offering of $200 million of senior notes.

On April 25, 2001, the Company filed a current report on Form 8-K reporting, under item 9, that the Company expected first quarter earnings to exceed estimates and that the Company would announce first quarter results on May 3, 2001.

On May 3, 2001, the Company filed a current report on Form 8-K reporting, under item 5, that the Company's common stock would be listed on the New York Stock Exchange.

On May 3, 2001, the Company filed a current report on Form 8-K reporting, under item 5, the results for the first quarter ended March 31, 2001.

On May 24, 2001, the Company filed a current report on Form 8-K reporting, under item 5, the completion of the acquisition of Power Offshore Services, L.L.C. and Reeled Tubing, L.L.C.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: August 13, 2001	By: /s/ Robert S. Taylor Robert S. Taylor Chief Financial Officer (Principal Financial and Accounting Officer)