Form 10-Q
period 2001-09-30
SUPERIOR ENERGY SERVICES INC
filed 2001-11-13
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From .........to........

Commission File No. 0-20310

SUPERIOR ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2379388 (I.R.S. Employer Identification No.)

1105 Peters Road Harvey, Louisiana (Address of principal executive offices)	70058 (Zip Code)

Registrant's telephone number, including area code: (504) 362-4321

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X   No __

The number of shares of the Registrant's common stock outstanding on November 6, 2001 was 69,287,705.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended September 30, 2001

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
Consolidated Balance Sheets
September 30, 2001 and December 31, 2000
(in thousands, except share data)

	09/30/2001	12/31/2000
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$10,871	$4,254
Accounts receivable - net	119,213	74,010
Deferred income taxes	1,590	3,506
Prepaid insurance and other	9,680	7,000

Total current assets	141,354	88,770

Property, plant and equipment - net	330,865	202,498
Goodwill - net	149,839	114,650
Notes receivable	22,777	19,213
Other assets - net	10,981	5,545

Total assets	$655,816	$430,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,698	$22,670
Accrued expenses	35,101	14,660
Income tax payable	9,794	-
Current maturities of long-term debt	10,111	16,402

Total current liabilities	85,704	53,732

Deferred income taxes	34,760	24,304
Long-term debt	280,543	146,393

Stockholders' equity:
Preferred stock of $.01 par value. Authorized,
5,000,000 shares; none issued	-	-
Common stock of $.001 par value. Authorized,
125,000,000 shares; issued and outstanding
68,753,536 at September 30, 2001, 67,803,304
at December 31, 2000	69	68
Additional paid-in capital	320,929	315,304
Accumulated other comprehensive income (loss)	(90)	58
Accumulated deficit	(66,099)	(109,183)

Total stockholders' equity	254,809	206,247

Total liabilities and stockholders' equity	$655,816	$430,676

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2001 and 2000
(in thousands, except per share data)
 (unaudited)

	Three Months		Nine Months
	2001	2000	2001	2000

Revenues	$128,606	$71,251	$329,501	$176,117

Costs and expenses:
Cost of services	67,876	40,203	171,913	101,896
Depreciation and amortization	8,966	6,302	23,864	15,974
General and administrative	20,265	11,842	51,991	30,826

Total costs and expenses	97,107	58,347	247,768	148,696

Income from operations	31,499	12,904	81,733	27,421
Other income (expense):
Interest expense	(6,035)	(3,145)	(14,581)	(9,133)
Interest income	431	561	1,483	1,395

Income before income taxes and cumulative effect of change in accounting principle	25,895	10,320	68,635	19,683
Income taxes	10,616	4,335	28,140	8,267

Income before cumulative effect of change in
accounting principle	15,279	5,985	40,495	11,416
Cumulative effect of change in accounting principle, net of income tax expense of $1,655	-	-	2,589	-

Net income	$15,279	$5,985	$43,084	$11,416

Basic earnings per share:
Earnings before cumulative effect of change in
accounting principle	$0.22	$0.09	$0.59	$0.18
Cumulative effect of change in accounting principle	-	-	0.04	-

Earnings per share	$0.22	$0.09	$0.63	$0.18

Diluted earnings per share:
Earnings before cumulative effect of change in
accounting principle	$0.22	$0.09	$0.58	$0.18
Cumulative effect of change in accounting principle	-	-	0.04	-

Earnings per share	$0.22	$0.09	$0.62	$0.18

Weighted average common shares used
in computing earnings per share:
Basic	68,668	67,616	68,309	64,052
Incremental common shares from
stock options	711	1,056	1,151	920

Diluted	69,379	68,672	69,460	64,972

Pro forma amounts assuming the new depreciation:
method is applied retroactively
Net income	$15,279	$6,058	$40,495	$11,667

Basic earnings per share	$0.22	$0.09	$0.59	$0.18

Diluted earnings per share	$0.22	$0.09	$0.58	$0.18

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2001 and 2000
(in thousands)
(unaudited)

	2001	2000

Cash flows from operating activities:
Net income	$43,084	$11,416
Adjustments to reconcile net income
to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(2,589)	-
Deferred income taxes	11,135	-
Depreciation and amortization	23,864	15,974
Changes in operating assets and liabilities,
net of acquisitions:
Accounts receivable	(31,627)	(16,845)
Other - net	873	259
Accounts payable	2,293	951
Accrued expenses	10,073	(2,182)
Income taxes	9,783	6,879

Net cash provided by operating activities	66,889	16,452

Cash flows from investing activities:
Payments for purchases of property and equipment	(60,032)	(43,624)
Acquisitions of businesses, net of cash acquired	(105,453)	(21,128)
Increase in notes receivable	(3,564)	(10,030)
Other	2,315	-

Net cash used in investing activities	(166,734)	(74,782)

Cash flows from financing activities:
Net payments on notes payable	-	(3,713)
Proceeds from long-term debt	200,000	4,100
Principal payments on long-term debt	(90,851)	(15,326)
Debt acquisition costs	(6,312)	-
Proceeds from issuance of stock	-	63,247
Proceeds from exercise of stock options	3,625	3,157

Net cash provided by financing activities	106,462	51,465

Net increase (decrease) in cash	6,617	(6,865)
Cash and cash equivalents at beginning of period	4,254	8,018

Cash and cash equivalents at end of period	$10,871	$1,153

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2001 and 2000

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

The financial information for the three and nine months ended September 30, 2001 and 2000 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2001 presentation.

(2) Change in Accounting Principle

On January 1, 2001, the Company changed depreciation methods from the straight-line method to the units-of-production method on its liftboat fleet to more accurately reflect the wear and tear of normal use. Management believes that the units-of-production method is best suited to reflect the actual depreciation of the liftboat fleet. Depreciation expense calculated under the units-of-production method may be different than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each liftboat will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each liftboat will not be less than 50% of cumulative straight-line depreciation. The cumulative effect of this change in accounting principle on prior years resulted in an increase in net income for the nine months ended September 30, 2001 of $2.6 million, net of taxes of $1.7 million, or $0.04 per share. The pro forma amounts reflect the effect of retroactive application on depreciation, net of related income taxes, that would have been made in the three and nine months ended September 30, 2000 had the new method been in effect.

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

(4) Financial Instruments

The Company adopted Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. The Company uses interest rate swap agreements to manage its interest rate exposure. Under interest rate swap agreements, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. As of September 30, 2001, the Company was party to an interest rate swap with an approximate notional amount of $2.4 million designed to convert a similar amount of variable-rate debt to fixed rates. The swap matures in October 2002, and the interest rate is 5.675%.

The Company's interest rate swap qualifies for cash flow hedge accounting treatment under FAS 133, whereby changes in fair value have been recognized in accumulated other comprehensive income (loss) (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. The effect on the Company's earnings and other comprehensive income as the result of the adoption of FAS 133 will vary from period to period and will be dependent upon prevailing interest rates. FAS 133 did not have a material impact on the consolidated financial statements since the adoption of FAS 133 resulted in a payable of approximately $43,000 and a corresponding charge to accumulated other comprehensive loss of approximately $26,000, net of income tax.

(5) Business Combinations.

In the nine months ended September 30, 2001, the Company made acquisitions for a total of $108.5 million in consideration, of which $2.0 million was paid with common stock. For two of the acquisitions, additional consideration, if any, will be based upon the respective company's average EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less certain adjustments, and for one acquisition, additional consideration, if any, will be based upon the performance of a marine vessel. The total additional consideration, if any, will not exceed $19.7 million. These acquisitions have been accounted for as purchases and the acquired assets and liabilities have been valued at their estimated fair market value. The purchase price allocated to net assets was approximately $81.0 million, and the excess purchase price over the fair value of net assets of approximately $27.5 million was allocated to goodwill, of which $17.9 million relates to acquisitions after June 30, 2001 and is not being amortized as the result of new accounting pronouncements. The results of operations have been included from the respective acquisition date.

In the year ended December 31, 2000, the Company made acquisitions for a total of $42.5 million in cash consideration. These acquisitions have been accounted for as purchases and the results of operations have been included from the respective acquisition date.

The following unaudited pro forma information for the three and nine months ended September 30, 2001 and 2000 presents a summary of the consolidated results of operations as if the business acquisitions described above had occurred on January 1, 2000, with pro forma adjustments to give effect to amortization of goodwill, depreciation and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Revenues	$131,861	$92,089	$374,405	$262,732

Income before cumulative effect of change in accounting principle	$16,084	$5,691	$47,246	$13,945

Basic earnings per share before cumulative effect of change in accounting principle	$0.23	$0.08	$0.69	$0.22

Diluted earnings per share before cumulative effect of change in accounting principle	$0.23	$0.08	$0.68	$0.21

The above pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been effected on January 1, 2000.

Most of the Company's acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average EBITDA over a three-year period from the respective dates of acquisition. In the nine months ended September 30, 2001, the Company capitalized additional consideration of $10.8 million related to three of its acquisitions, of which $3.75 million was paid by stock issuance in October 2001 and $3.75 million will be payable in January 2002. Additional consideration for the Company's acquisitions will not exceed $39.1 million. Once determined, additional consideration will be capitalized as additional purchase price.

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

Summarized financial information concerning the Company's segments for the three and nine months ended September 30, 2001 and 2000 is shown in the following tables (in thousands). Prior period information has been restated to reflect the Company's current segments:

Three Months Ended September 30, 2001

	Well Intervention	Marine	Rental Tools	Field Mgmt.	Environ. & Other	Unallocated Amount	Consolidated Total

Revenues	$52,179	$21,351	$32,635	$16,466	$5,975	$-	$128,606
Cost of services	28,207	10,381	11,554	14,269	3,465	-	67,876
Depreciation and amortization	2,657	1,438	4,189	298	384	-	8,966
General and administrative	9,094	1,632	6,865	1,578	1,096	-	20,265
Operating income	12,221	7,900	10,027	321	1,030	-	31,499
Interest expense	-	-	-	-	-	(6,035)	(6,035)
Interest income	-	-	-	-	-	431	431

Income (loss) before income taxes and cumulative effect of change in accounting principle	$12,221	$7,900	$10,027	$321	$1,030	$(5,604)	$25,895

Three Months Ended September 30, 2000

	Well Intervention	Marine	Rental Tools	Field Mgmt.	Environ. & Other	Unallocated Amount	Consolidated Total

Revenues	$24,477	$10,074	$21,485	$9,989	$5,226	$-	$71,251
Cost of services	15,179	5,384	7,388	8,912	3,340	-	40,203
Depreciation and amortization	1,662	1,024	3,135	250	231	-	6,302
General and administrative	4,013	914	4,680	1,042	1,193	-	11,842
Operating income (loss)	3,623	2,752	6,282	(215)	462	-	12,904
Interest expense	-	-	-	-	-	(3,145)	(3,145)
Interest income	-	-	-	-	-	561	561

Income (loss) before income taxes and cumulative effect of change in accounting principle	$3,623	$2,752	$6,282	$(215)	$462	$(2,584)	$10,320

Nine Months Ended September 30, 2001

	Well Intervention	Marine	Rental Tools	Field Mgmt.	Environ. & Other	Unallocated Amount	Consolidated Total

Revenues	$125,849	$52,841	$89,115	$44,023	$17,673	$-	$329,501
Cost of services	67,863	24,414	31,877	38,014	9,745	-	171,913
Depreciation and amortization	7,229	3,494	11,178	831	1,132	-	23,864
General and administrative	20,921	4,289	18,893	4,544	3,344	-	51,991
Operating income	29,836	20,644	27,167	634	3,452	-	81,733
Interest expense	-	-	-	-	-	(14,581)	(14,581)
Interest income	-	-	-	-	-	1,483	1,483

Income (loss) before income taxes and cumulative effect of change in accounting principle	$29,836	$20,644	$27,167	$634	$3,452	$(13,098)	$68,635

Nine Months Ended September 30, 2000

	Well Intervention	Marine	Rental Tools	Field Mgmt.	Environ. & Other	Unallocated Amount	Consolidated Total

Revenues	$62,271	$23,121	$50,288	$24,805	$15,632	$-	$176,117
Cost of services	40,387	13,419	16,436	22,276	9,378	-	101,896
Depreciation and amortization	4,323	2,741	7,460	710	740	-	15,974
General and administrative	10,642	2,468	11,120	2,925	3,671	-	30,826
Operating income (loss)	6,919	4,493	15,272	(1,106)	1,843	-	27,421
Interest expense	-	-	-	-	-	(9,133)	(9,133)
Interest income	-	-	-	-	-	1,395	1,395

Income (loss) before income taxes and cumulative effect of change in accounting principle	$6,919	$4,493	$15,272	$(1,106)	$1,843	$(7,738)	$19,683

Identifiable Assets

	Well Intervention	Marine	Rental Tools	Field Mgmt.	Environ. & Other	Unallocated Amount	Consolidated Total

September 30, 2001	$ 186,713	$ 150,640	$ 251,595	$ 27,354	$ 33,093	$ 6,421	$ 655,816

December 31, 2000	$ 113,132	$ 74,055	$ 200,694	$ 17,307	$ 24,414	$ 1,074	$ 430,676

 (7) Debt

On May 2, 2001, the Company issued $200 million of 8 7/8% senior notes due 2011 pursuant to an indenture to provide funds for the Company's acquisition of substantially all the assets of Power Offshore Services, L.L.C. and Reeled Tubing, L.L.C., reduce the Company's bank term loan to $50 million, repay all borrowings under the Company's revolving credit facility, and provide additional working capital. On August 28, 2001, the Company completed the exchange of $200 million of its 8 7/8% senior notes due 2001 that the Company  registered under the Securities Act of 1933 for all of its outstanding 8 7/8% senior notes. The indenture governing the registered notes requires semi-annual interest payments which commence November 15, 2001 and continue through the maturity date of May 15, 2011.

The Company also amended the existing bank credit facility in May 2001 to provide for a $120 million term loan and revolving credit facility consisting of a $50 million term loan and $70 million revolving credit facility. The term loan requires quarterly principal installments commencing June 30, 2001 in the amount of $2.5 million a quarter through March 31, 2005 and a balance of $10 million due on the facility maturity date of May 2, 2005.

(8) Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(9) Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued new pronouncements: Statement 141, Business Combinations, Statement 142, Goodwill and Other Intangible Assets, and Statement 143, Accounting for Asset Retirement Obligations. Statement 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase period that are completed after June 30, 2001. Statement 142 requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001. The effect of Statement 142 has not been determined, including whether any transitional impairment losses will be required to be recognized as the effect of a change in accounting principle. Assuming the Company does not make significant changes to goodwill in the fourth quarter of 2001, the Company expects to have unamortized goodwill in the amount of approximately $149 million as of January 1, 2002, which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was approximately $3 million for the nine months ended September 30, 2001 and the year ended December 31, 2000. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statement 143 on its financial condition and results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Implementation is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of Statement 144.

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

In the third quarter of 2001, our financial performance was favorably impacted by the acquisitions we made during the second and third quarters of 2001, as well as continued strong demand for most of our services. For the quarter ended September 30, 2001, revenue increased 17.3% to $128.6 million and net income before the cumulative effect of change in accounting principle increased 6.6% to $15.3 million over the quarter ended June 30, 2001.

Our well intervention group segment's revenue increased $10.6 million, or 25.4%, to $52.2 million in the third quarter of 2001 as compared to the second quarter of 2001. This increase was attributable to a full quarter contribution of 21 additional coiled tubing units and 20 nitrogen units which were acquired in May 2001, the acquisition of our well control company in June 2001 and increased demand for our mechanical wireline services.

Our marine segment's revenue increased 15.5% in the third quarter of 2001 over the second quarter of 2001. This increase is primarily attributable to a full quarter contribution of eight additional liftboats which were acquired in May 2001. Weighted average day rates for our liftboat fleet increased to approximately $6,300 in the third quarter of 2001 from approximately $6,100 in the second quarter of 2001, but utilization was down slightly.

Our rental segment's revenue increased 12.0% to $32.6 million in the third quarter of 2001 as compared to the second quarter of 2001. This increase is attributable to the acquisition of a new rental tool company on August 31, 2001 and increased demand for our drill pipe and accessories, gravel packs, high-pressure connecting iron and on-site accommodations. Increased demand for drill pipe and high-pressure connecting iron in the deepwater Gulf of Mexico market area offset decreased activity in the shallow water rental market.

Comparison of the Results of Operations for the Quarters Ended September 30, 2001 and 2000

For the three months ended September 30, 2001, our revenues were $128.6 million, resulting in net income of $15.3 million, or $0.22 diluted earnings per share, as compared to revenue of $71.3 million and net income of $6.0 million or $0.09 diluted earnings per share for the third quarter of 2000. This increase is the result of an increased demand for our services and the contribution of our acquisitions. The following discussion analyzes our operating results on a segment basis.

Well Intervention Group Segment

Revenue for our well intervention group for the three months ended September 30, 2001 was $52.2 million, 113.2% higher than the same period in 2000. This segment's gross margin increased from 38.0% in the three months ended September 30, 2000 to 45.9% in the three months ended September 30, 2001. Demand and pricing increased for almost all of our services as production-related activity increased significantly. In addition, we expanded our service offerings through acquisitions by adding drilling and workover services, well control services and significantly expanding our coiled tubing services.

Marine Segment

Our marine revenue for the three months ended September 30, 2001 increased 111.9% over the same period in 2000 to $21.3 million and the gross margin percentage increased from 46.6% to 51.4% as dayrates and utilization of most liftboat classes moved higher. The fleet's average dayrate increased 63% over the same period in 2000 and utilization remained constant at approximately 82%. We also benefited from the increased size of our liftboat fleet due to our acquisitions.

Rental Tools Segment

Revenue for the rental tools segment for the three months ended September 30, 2001 was $32.6 million, a 51.9% increase over the same period in 2000. The increase in this segment's revenue was driven by increased demand for all of our rental tools and the contribution of our acquisitions. Through our acquisitions, we expanded our rental tool inventory to include an expanded line of drill pipe, drill collars, and drill string accessories and services. The gross margin percentage fell slightly to 64.6% in the three months ended September 30, 2001 from 65.6% in the same period in 2000 due to a change in the mix of our rental revenue.

Field Management Segment

Field management revenue for the three months ended September 30, 2001 was $16.5 million, a 64.8% increase over the same period in 2000. The gross margin percentage increased to 13.3% in the three months ended September 30, 2001 from 10.8% in the same period in 2000. This segment experienced increased activity for offshore construction and fabrication services as well as higher demand for supplemental labor.

Environmental and Other Segment

Revenue from our environmental and other segment increased 14.3% to $6.0 million for the three months ended September 30, 2001 over the same period in 2000 and the gross margin percentage increased to 42.0% in the three months ended September 30, 2001 from 36.1% in the same period in 2000. These increases were driven mainly by increased offshore tank and vessel services.

Depreciation and amortization

Depreciation and amortization increased to $9.0 million in the three months ended September 30, 2001 from $6.3 million in the same period in 2000. The increase mostly resulted from our larger asset base as a result of our acquisitions and capital expenditures during 2000 and 2001.

General and administrative

General and administrative expenses as a percentage of revenue decreased to 15.8% for the quarter ended September 30, 2001 from 16.6% for the quarter ended September 30, 2000. General and administrative expenses increased to $20.3 million in the third quarter of 2001 from $11.8 million in the same period in 2000. The increase is primarily the result of our acquisitions and our increased activity levels.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2001 and 2000

For the nine months ended September 30, 2001, our revenues were $329.5 million resulting in income before cumulative effect of change in accounting principle of $40.5 million or $0.58 diluted earnings per share, as compared to revenue of $176.1 million and net income of $11.4 million or $0.18 diluted earnings per share for the same period in 2000. This increase is the result of an increased demand for our services and our acquisitions. The following discussion analyzes our operating results on a segment basis.

 Well Intervention Group Segment

Revenue for our well intervention group was $125.8 million for the nine months ended September 30, 2001, 102.1% higher than the same period in 2000. This segment's gross margin increased from 35.1% in the nine months ended September 30, 2000 to 46.1% in the nine months ended September 30, 2001. Demand and pricing increased for almost all of our services as production-related activity increased significantly. In addition, we expanded our service offerings through acquisitions by adding drilling and workover services, well control services and significantly expanding our coiled tubing services.

Marine Segment

Our marine revenue for the nine months ended September 30, 2001 increased 128.5% over the same period in 2000 to $52.8 million and the gross margin percentage increased from 42.0% to 53.8% as dayrates and utilization for all of our liftboat classes moved higher. The fleet's average dayrate increased 72% and utilization improved to 82% from 76% in the same period in 2000. We also benefited from the increased size of our liftboat fleet due to our acquisitions.

Rental Tools Segment

Revenue for our rental tools segment for the nine months ended September 30, 2001 was $89.1 million, a 77.2% increase over the same period in 2000. The increase in this segment's revenue was driven by increased demand for all of our rental tools and the contribution of our acquisitions. Through our acquisitions, we expanded our rental tool inventory to include on-site accommodations and ancillary equipment and services and an expanded line of drill pipe, drill collars, and drill string accessories and services. The gross margin percentage fell slightly to 64.2% in the nine months ended September 30, 2001 from 67.3% in the same period in 2000 due to a change in the mix of our rental revenue.

Field Management Segment

Field management revenue for the nine months ended September 30, 2001 was $44.0 million, a 77.5% increase over the same period in 2000. The gross margin percentage increased to 13.6% in the nine months ended September 30, 2001 from 10.2% in the same period in 2000. This segment experienced increased activity for offshore construction and fabrication services as well as higher demand for supplemental labor.

Environmental and Other Segment

Revenue from our environmental and other segment for the nine months ended September 30, 2001 increased 13.1% to $17.7 million over the same period in 2000 and the gross margin percentage increased to 44.9% in the nine months ended September 30, 2001 from 40.0% in the same period in 2000. These increases were driven mainly by increased offshore tank and vessel services.

Depreciation and amortization

Depreciation and amortization increased to $23.9 million in the nine months ended September 30, 2001 from $16.0 million in the same period in 2000. The increase mostly resulted from our larger asset base as a result of our acquisitions and capital expenditures during 2000 and 2001.

General and administrative

General and administrative expenses as a percentage of revenue decreased to 15.8% for the nine months ended September 30, 2001 from 17.5% for the nine months ended September 30, 2000. General and administrative expenses increased to $52.0 million in the nine months ended September 30, 2001 from $30.8 million in the same period in 2000. The increase is primarily the result of our acquisitions and our increased activity levels.

Liquidity and Capital Resources

Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $10.9 million at September 30, 2001 compared to $4.3 million at December 31, 2000.

In the nine months ended September 30, 2001, we generated net cash from operating activities of $66.9 million. We supplemented our cash flow with the issuance of $200 million in senior notes.

We used the cash generated by our operating activities and borrowings to increase our asset base and enhance our earning potential. In the nine months ended September 30, 2001, we made acquisitions for a total of $108.5 million in consideration, of which $2.0 million was paid with common stock. For two of the acquisitions, additional consideration, if any, will be based upon the respective company's average EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less certain adjustments, and for one acquisition, additional consideration, if any, will be based upon the performance of a marine vessel. Additional consideration, if any, will not exceed $19.7 million. These acquisitions expanded our asset base by adding twenty-one coiled tubing units, eight liftboats ranging from 120 feet to 250 feet in leg length, an expanded line of drill pipe, drill collars, and drill string accessories and services and expanded our business to include well control services and blow-out rental tools.

We also made capital expenditures of $60.0 million during the nine months ended September 30, 2001, of which approximately $19.9 million was used to further expand our rental tool equipment inventory, $10.7 million was used for the marine segment inclusive of payments for vessel construction and approximately $9.4 million was used on property expansion, including our new facility in Broussard, Louisiana. We also made $13.6 million of capital expenditures for our well intervention group inclusive of casing calipers, a high pressure coiled tubing unit, a land conventional coiled tubing unit and construction of new hydraulic drilling units. We currently believe that we will make additional capital expenditures, excluding acquisitions and targeted asset purchases, of approximately $15 to $18 million during the fourth quarter of 2001 primarily to continue construction of three vessels and to further expand our rental tool inventory. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

We issued $200 million of 8 7/8% senior notes due 2011 pursuant to an indenture in May 2001. On August 28, 2001, we completed the exchange of $200 million of our 8 7/8% senior notes due 2001 that we registered under the Securities Act of 1933 for all of our outstanding 8 7/8% senior notes. The indenture governing the registered notes requires semi-annual interest payments which commence November 15, 2001 and continue through the maturity date of May 15, 2011. In May 2001, we also amended the existing bank credit facility to reduce our term loan to $50 million and increase our revolving credit facility to $70 million. The term loan requires quarterly principal installments commencing June 30, 2001 in the amount of $2.5 million a quarter through March 31, 2005 and a balance of $10 million due on the facility maturity date of May 2, 2005. The credit facility bears interest at a LIBOR rate plus margins that depend on our leverage ratio. As of November 5, 2001, our amounts outstanding under the term loan and revolving credit facility were $45.0 million and $41.5 million, respectively, and the weighted average interest rate on the credit facility was 5.54% per annum. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to make capital expenditures, pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

We intend to continue implementing our growth strategy of increasing our scope of services through both internal growth and strategic acquisitions. Depending on the size of any future acquisitions, we may require additional equity or debt financing in excess of our current working capital and amounts available under our revolving credit facility.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued new pronouncements: Statement 141, Business Combinations, Statement 142, Goodwill and Other Intangible Assets, and Statement 143, Accounting for Asset Retirement Obligations. Statement 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase period that are completed after June 30, 2001. Statement 142 requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001. The effect of Statement 142 has not been determined, including whether any transitional impairment losses will be required to be recognized as the effect of a change in accounting principle. Assuming we do not make significant changes to goodwill in the fourth quarter of 2001, we expect to have unamortized goodwill in the amount of approximately $149 million as of January 1, 2002, which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was approximately $3 million for the nine months ended September 30, 2001 and the year ended December 31, 2000. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of Statement 143 on our financial condition and results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Implementation is effective for fiscal years beginning after December 15, 2001. We are evaluating the impact of Statement 144.

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
4.1

Indenture dated May 2, 2001, by and among SESI, L.L.C., the Company, the Subsidiary Guarantors named therein and the Bank of New York as trustee (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), as amended by First Supplemental Indenture, dated as of July 9, 2001, by and among SESI, L.L.C., Wild Well Control, Inc., Blowout Tools, Inc. and the Bank of New York, as trustee (incorporated herein by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-64946)) as amended by Second Supplemental Indenture, dated as of September 1, 2001 by and among SESI, L.L.C., Workstrings, L.L.C., Technical Limit Drillstrings, Inc. and the Bank of New York, as trustee (filed herewith).

4.2	Form of exchange note (included as part of Exhibit 4.1).

    (b)    Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended September 30, 2001:

On September 7, 2001, the Company filed a current report on Form 8-K reporting, under item 5, the acquisition of Workstrings, L.L.C. and its related company Technical Limit Drillstrings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date: November 13 , 2001	By: /s/ Robert S. Taylor
Robert S. Taylor Chief Financial Officer (Principal Financial and Accounting Officer)