Form 10-K
period 2001-12-31
SUPERIOR ENERGY SERVICES INC
filed 2002-03-28
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

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

Common Stock

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 26, 2002 based on the closing price on New York Stock Exchange on that date was $545,303,000.

The number of shares of the Registrant's common stock outstanding on March 26, 2002 was 73,682,694.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-K.

SUPERIOR ENERGY SERVICES, INC.
Annual Report on Form 10-K for
the Fiscal Year Ended December 31, 2001

TABLE OF CONTENTS

PART I

Items 1. & 2. Business and Properties

General

We are a leading provider of specialized oilfield services and equipment focused on serving the production-related needs of oil and gas companies in the Gulf of Mexico. We believe that we are one of the few companies in the Gulf of Mexico capable of providing most of the post wellhead products and services necessary to maintain offshore producing wells, as well as plug and abandonment services at the end of their life cycle. We believe that our ability to provide our customers with multiple services and to coordinate and integrate their delivery allows us to maximize efficiency, reduce lead time and provide cost-effective services for our customers.

Over the past several years, we have significantly expanded the geographic scope of our operations and the range of production-related services we provide through both internal growth and strategic acquisitions. Recent acquisitions have expanded our geographic focus to select international market areas and added complementary product and service offerings. We provide a full range of products and services for our customers, including well intervention services, marine services, rental tools, field management services and environmental and other services.

Operations

Well Intervention Services. We provide well intervention services that stimulate oil and gas production using platforms or liftboats rather than through the use of a drilling rig, which we believe provides a cost advantage to our customers. These services include coiled tubing, electric wireline, mechanical wireline, pumping and stimulation, artificial lift, blowout control, snubbing, recompletion, engineering and well evaluation services. During the second quarter of 2001, we added 21 coiled tubing units to our fleet bringing our total number of units to 38. We are also the leading provider of mechanical wireline services in the Gulf of Mexico with approximately 200 offshore wireline units, 20 land wireline units and 18 dedicated liftboats configured specifically for wireline services. We also perform both permanent and temporary plug and abandonment services.

Marine Services. We own and operate the largest and most diverse liftboat fleet in the world. A liftboat is a self-propelled, self-elevating work platform with legs, cranes and living accommodations. We believe that liftboat services are highly complementary to our well intervention services. Our fleet consists of 58 liftboats, including 18 liftboats configured specifically for wireline services, eight liftboats acquired in May 2001 and one 230-foot leg length liftboat that was placed in service in November 2001. All of these liftboats are currently operating in the Gulf of Mexico and represent approximately 28% of the liftboats in the Gulf of Mexico. We are also constructing two 245-foot leg length liftboats that we expect to place in service in the second quarter and the fourth quarter of 2002. We intend to reposition some of our larger liftboats to international market areas under long-term contracts as opportunities arise.

Rental Tools. We are a leading provider of rental tools in the Gulf of Mexico. We manufacture, sell and rent specialized equipment for use with offshore and onshore oil and gas well drilling, completion, production and workover activities. Through internal growth and acquisitions, we have increased the size and breadth of our rental tool inventory and now have 32 locations in all major staging points for offshore oil and gas activities in the Gulf of Mexico. We also have rental tool operations in Venezuela, Trinidad and Canada with a limited inventory of rental tools for these market areas. Our rental tools include pressure control equipment, specialty tubular goods, connecting iron, handling tools, drill pipe and bolting equipment. We also provide on-site accommodations through our rental tools segment.

Field Management Services. We provide a broad range of platform and field management services to the offshore and onshore oil and gas industry, including property management, engineering services, operating labor, transportation, tools and supplies, technical supervision, maintenance, supplemental personnel, and logistics services. We currently provide property management services to approximately 160 offshore facilities in the Gulf of Mexico.

Environmental and Other Services. We provide environmental cleaning services, including tank and vessel cleaning and safe vessel entry. We also sell oil spill containment inflatable boom and ancillary storage, deployment and retrieval equipment. We also provide other services, including the manufacture and sale of specialized drilling rig instrumentation, electronic torque and pressure control equipment.

For additional industry segment financial information, see note 14 to our consolidated financial statements.

Customers

Our customers have primarily been the major and independent oil and gas companies operating on the U.S. outer continental shelf. In 2001 and 2000, one customer accounted for approximately 12% and 10% of our total revenue, respectively, primarily in the well intervention group and field management segments. No single customer represented 10% or more of our total revenue in 1999. We do not believe that the loss of any one customer would have a material adverse effect on our revenues.

Competition

We compete in highly competitive areas of the oilfield services industry. The products and services of each of our principal operating segments are sold in highly competitive markets, and our revenues and earnings can be affected by the following factors:

  changes in competitive prices,
  oil and gas prices and industry perceptions of future prices, fluctuations in the level of activity by oil and gas producers, changes in the number of liftboats operating in the Gulf of Mexico, the ability of the oil and gas producers to generate capital, general economic conditions, and
  governmental regulation.

We compete with the oil and gas industry's largest integrated oilfield service providers in the production-related services segments in which we operate, including well intervention, field management and environmental and other services. The rental tools divisions of such companies as well as several smaller companies that are single source providers of rental tools, are our competitors in the rental tools market. In the marine services segment, we compete with smaller companies that provide liftboat services. We believe that the principal competitive factors in the market areas that we serve are price, product and service quality, safety record, equipment availability and technical proficiency.

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

We cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings in the future. We also cannot predict whether additional laws and regulations will be adopted, or the effect such changes may have on us, our businesses or our financial condition.

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

Employees

As of February 28, 2002, we had approximately 3,400 employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Facilities

Our principal operating facilities are located in Harvey, Louisiana on a 17-acre tract. We support the operations conducted by our liftboats from a 3.5-acre maintenance and office facility in New Iberia, Louisiana located on the intracoastal waterway that provides access to the Gulf of Mexico. In 2001, we purchased a 17-acre tract in Broussard, Louisiana, which we are developing to use to support our rental tools and well intervention group operations. We also own certain facilities and lease other office, service and assembly facilities under various operating leases, including 32 facilities located in Louisiana, Texas, Venezuela, Trinidad and Canada to support our rental tool operations. We believe that all of our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space when our current leases expire.

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

Our business depends primarily on the level of activity by the oil and gas companies in the Gulf of Mexico and along the Gulf Coast. This level of activity has traditionally been volatile as a result of fluctuations in oil and gas prices and their uncertainty in the future. The purchases of the products and services we provide are, to a substantial extent, deferrable in the event oil and gas companies reduce capital expenditures. Therefore, the willingness of our customers to make expenditures is critical to our operations. The levels of such capital expenditures are influenced by:

  oil and gas prices and industry perceptions of future prices;
  the cost of exploring for, producing and delivering oil and gas;
  the ability of oil and gas companies to generate capital;
  the sale and expiration dates of offshore leases;
  the discovery rate of new oil and gas reserves; and
  local and international political and economic conditions.

Although activity levels in production and development sectors of the oil and gas industry are less immediately affected by changing prices and as a result, less volatile than the exploration sector, producers generally react to declining oil and gas prices by reducing expenditures. This has in the past and may in the future, adversely affect our business. We are unable to predict future oil and gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services and our financial condition and results of operations.

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

Any litigation arising from a catastrophic occurrence involving our services or equipment could result in large claims for damages. The frequency and severity of such incidents affect our operating costs, insurability and relationships with customers, employees and regulators. Any increase in the frequency or severity of such incidents, or the general level of compensation awards with respect to such incidents, could affect our ability to obtain projects from oil and gas companies or insurance. We maintain what we believe is prudent insurance protection. However, we cannot guarantee that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims that may arise. Successful claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, the terrorist attacks that took place in the U.S. on September 11, 2001 caused an increase in the cost of our insurance coverage and could impact our ability to renew our existing coverage in the future.

 A terrorist attack could have a material adverse effect on our businesses.

The terrorist attacks that took place on September 11, 2001 in the U.S. were unprecedented events that have created many economic and political uncertainties, some of which may materially impact our business. The long-term effects of those attacks on our business are unknown. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business for the short or long-term in ways that cannot presently be predicted.

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

Our operations have not yet been affected materially by such conditions or events, but as our international operations expand, the exposure to these risks will increase. As a result, we could, at any one time, have a significant amount of our revenues generated by operating activity in a particular country. Therefore, our results of operations could be susceptible to adverse events beyond our control that could occur in the particular country in which we are conducting such operations. We anticipate that our contracts to provide services internationally will generally provide for payment in U. S. dollars and that we will not make significant investments in foreign assets. To the extent we make investments in foreign assets or receive revenues in currencies other than U. S. dollars, the value of our assets and our income could be adversely affected by fluctuations in the value of local currencies.

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

Certain investment funds managed by First Reserve Corporation beneficially own approximately 24% of our outstanding common stock. As a result, they exercise substantial influence over the outcome of most matters requiring a stockholder vote. In addition, in connection with our acquisition of Cardinal, we entered into a stockholders' agreement that provides that our board of directors will consist of six members, consisting in part of two designees of the First Reserve funds and two independent directors designated by the board. The First Reserve funds will continue to be entitled to designate these directors until the stockholders' agreement terminates on July 15, 2009 or in the event of certain substantial reductions of their ownership interest.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 4A. Executive Officers of Registrant

The following table sets forth certain information about our executive officers.
Name and Age	Position
Terence E. Hall, 56	Chairman of the Board, Chief Executive Officer and President
Kenneth L. Blanchard, 52	Vice President
Robert S. Taylor, 47	Chief Financial Officer, Vice President and Treasurer
James A. Holleman, 44	Vice President

Terence E. Hall has served as our Chairman of the Board, Chief Executive Officer, President and Director since December 1995. Since 1989 he also served as the President and Chief Executive Officer of Superior Energy Services, L.L.C., and Connection Technology, L.L.C., two of our wholly-owned subsidiaries, and their predecessor companies.

Kenneth L. Blanchard has served as one of our Vice Presidents since December 1995. Prior to this, he served as Vice President of the predecessor to Connection Technology, L.L.C.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock began trading on the New York Stock Exchange, on May 15, 2001, under the symbol "SPN." Prior to May 15, 2001, our stock was traded on the Nasdaq National Market under the symbol "SESI". The following table sets forth the high and low sales prices per share of the Common Stock as reported by the respective securities market for each fiscal quarter during the periods indicated.
		High	Low
2000
	First Quarter	$9.88	$6.00
	Second Quarter	12.50	7.38
	Third Quarter	11.44	8.25
	Fourth Quarter	11.56	7.69

2001
	First Quarter	$12.75	$9.50
	Second Quarter	14.10	7.75
	Third Quarter	8.96	5.44
	Fourth Quarter	9.40	5.70

2002
	First Quarter (through March 26, 2002)	$10.88	$7.88

As of March 26, 2002, there were 73,682,694 shares of Common Stock outstanding, which were held by 124 record holders.

We do not plan to pay cash dividends on our common stock. We intend to retain all of the cash our business generates to meet our working capital requirements and fund future growth. In addition, our bank credit facility prevents us from paying dividends or making other distributions to our stockholders.

Item 6. Selected Financial Data

We present below our selected consolidated financial data for the periods indicated. We derived the historical data from our audited consolidated financial statements.

When we acquired Cardinal Holding Corp. on July 15, 1999, the transaction was treated for accounting purposes as if Cardinal acquired us. Because we were the company being "acquired" for accounting purposes, financial information for periods prior to the merger represents the results of Cardinal's operations, and financial information for periods following the merger represents the results of the combined companies. Cardinal's historical operating results were substantially different than ours for the same periods and reflected substantial non-cash and extraordinary charges associated with a recapitalization and refinancing. Consequently, analyzing prior period results to determine or estimate our future operating potential would not provide meaningful information.

The data presented below should be read together with, and are qualified in their entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements included elsewhere in this Annual Report.
	Years Ended December 31,
	2001		2000		1999		1998		1997
	(Financial data in thousands, except per share amounts)

Revenues	$449,042	(1)	$ 257,502	(2)	$ 113,076	(3)	$ 82,223	(4)	$63,412
Income from operations	104,953		43,359		10,016		15,558		15,285
Income (loss) before extraordinary
losses and cumulative effect of
change in accounting principle	51,187		19,881		(2,034)		1,203		4,321
Extraordinary losses, net	-		(1,557)	(5)	(4,514)	(6)	(10,885)	(7)	-
Cummulative effect of change in	2,589	(8)	-		-		-		-
accounting principle, net
Net income (loss)	53,776		18,324		(6,548)		(9,682)		4,321
Net income (loss) before
extraordinary losses and cumulative
effect of change in accounting
principle per share:
Basic	0.74		0.30		(0.11)		0.06		0.21
Diluted	0.73		0.30		(0.11)		0.06		0.20
Net income (loss) per share:
Basic	0.78		0.28		(0.25)		(1.27)		0.21
Diluted	0.77		0.28		(0.25)		(1.27)		0.20
Total assets	665,520		430,676		282,255		107,961		62,387
Long-term debt, less current portion	269,633		146,393		117,459		120,210		31,297
Stockholders' equity (deficit)	269,576		206,247	(9)	121,487		(39,940)	(7)	5,646

(1)

In the year ended December 31, 2001, we made five acquisitions for $108 million in initial consideration, of which $2 million was paid with common stock. For two of the acquisitions, additional consideration, if any, will be based upon the respective company's average EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less certain adjustments, and for one acquisition, additional consideration, if any, will be based upon the performance of a marine vessel. The total additional consideration, if any, will not exceed $19.7 million. These acquisitions have been accounted for as purchases, and the results of operations have been included from the respective company's acquisition date.

(2)

In the year ended December 31, 2000, we made several acquisitions for $42.5 million in initial cash consideration. These acquisitions have been accounted for as purchases, and the results of operations have been included from the respective company's acquisition date.

(3)

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

(4)

In 1998, Cardinal acquired three companies for an aggregate purchase price of $24.1 million in cash and stock. Each of these acquisitions was accounted for using the purchase method and the operating results of the acquired companies were included from their respective acquisition dates.

(5)

We refinanced our indebtedness in October 2000 resulting in an extraordinary loss of $1.6 million, net of a $1.0 million income tax benefit, which included the write-off of unamortized debt acquisition costs.

(6)	In July 1999, in connection with the Cardinal acquisition, we refinanced our combined debt resulting in an extraordinary loss of $4.5 million, net of a $2.1 million income tax benefit.
(7)

In 1998, Cardinal completed a recapitalization and refinancing which was funded through debt and equity investments resulting in an extraordinary loss of $10.9 million, net of a $214,000 income tax benefit.

(8)

In 2001, we changed depreciation methods from the straight-line method to the units of production method on our liftboat fleet. The cumulative effect of this change in accounting principle on prior years resulted in an increase in net income of $2.6 million, net of income taxes of $1.7 million.

(9)	In May 2000, we sold 7.3 million shares of common stock that generated net proceeds of approximately $63.2 million.

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

Overview

We are a leading provider of specialized oilfield services and equipment focused on serving the production-related needs of oil and gas companies in the Gulf of Mexico. We believe that we are one of the few companies in the Gulf of Mexico capable of providing most of the post wellhead products and services necessary to maintain offshore producing wells, as well as plug and abandonment services at the end of their life cycle. We believe that our ability to provide our customers with multiple services and to coordinate and integrate their delivery allows us to maximize efficiency, reduce lead time and provide cost-effective services for our customers.

Over the past several years, we have significantly expanded the geographic scope of our operations and the range of production-related services we provide through both internal growth and strategic acquisitions. Recent acquisitions have expanded our geographic focus to select international market areas and added complementary product and service offerings. We provide a full range of products and services for our customers, including well intervention services, marine services, rental tools, field management services, and environmental and other services. For additional industry segment financial information, see note 14 to our consolidated financial statements.

Critical Accounting Policies

The preparation of the financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to long-lived assets and goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. We record impairment losses on long-lived assets used in operations when the cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization levels, operating performance and other factors. Our estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset's operating performance. If the sum of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The net carrying value of assets not fully recoverable is reduced to fair value. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. During the year ended December 31, 2001, we did not record any impairment losses related to long-lived assets.

In assessing the recoverability of goodwill we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions adversely change in the future, we may be required to record material impairment charges for these assets not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze our goodwill for impairment issues during the first six months of 2002, and then on a periodic basis thereafter. At December 31, 2001, goodwill amounted to $148.7 million. During the year ended December 31, 2001, we did not record any impairment losses related to goodwill.

Comparison of the Results of Operations for the Years Ended December 31, 2001 and 2000

For the year ended December 31, 2001, our revenues were $449.0 million resulting in income before cumulative effect of change in accounting principle of $51.2 million or $0.73 diluted earnings per share, as compared to revenue of $257.5 million and net income before extraordinary loss of $19.9 million or $0.30 diluted earnings per share for 2000. This increase is the result of an increased demand for our services and our acquisitions. The following discussion analyzes our operating results on a segment basis.

Well Intervention Group Segment

Revenue for our well intervention group for 2001 was $171.2 million, a 90% increase over 2000. The segment's gross margin percentage increased to 44.2% in 2001 from 36.2% in 2000. Demand and pricing increased for almost all of our services as production-related activity was significantly higher throughout most of the year. In addition to internal growth, our revenue and margin increases can be attributed to acquisitions made in 2001 and 2000, which expanded our service offering to include hydraulic drilling and workover services and well control services, as well as a significant expansion of our coiled tubing services.

Marine Segment

Revenue for our marine segment for 2001 was $71.4 million, an increase of 108% over 2000. The gross margin percentage increased to 51.7% from 45.0% as dayrates and utilization for all liftboat classes increased. The fleet's average dayrate increased 67.0% over 2000 and utilization increased from 76.9% to 78.3%. Marine revenue, average day rate and margins benefited from the increased size of our liftboat fleet as a result of our acquisitions and from higher demand for production-related services and offshore construction support services.

Rental Tools Segment

Revenue for our rental tools segment for 2001 was $121.7 million, increasing 61% over 2000. The gross margin percentage increased to 66.4% in 2001 from 65.9% in 2000. The increase in revenue is attributable to higher demand for drilling-related tools, such as drill pipe and accessories, gravel packs, high-pressure connecting iron, and on-site accommodations, and increased exposure to deepwater drilling activity. Also, the segment benefited from additional rentals related to acquisitions made in 2001 and 2000.

Field Management Segment

Field management revenue for 2001 was $61.3 million, a 68% increase over 2000, and the gross margin percentage increased to 13.0% in 2001 from 10.4% in 2000. This segment experienced increased activity for its contract operations, supplemental labor, offshore construction and fabrication services. The increased gross margin is attributable to additional platforms and facilities we served in the Gulf of Mexico.

Environmental and Other Segment

Revenue from the environmental and other segment increased to $23.4 million in 2001 from $20.8 million in 2000. The gross margin percentage increased to 44.0% in 2001 from 39.0% in 2000. These increases were driven mainly by higher demand for our environmental maintenance services, as well as our offshore and dockside tank and vessel services related to increases in Gulf of Mexico drilling activity.

Depreciation and Amortization

Depreciation and amortization increased to $33.4 million in 2001 from $22.3 million in 2000. The increase mostly resulted from our larger asset base as a result of our acquisitions and capital expenditures during 2001 and 2000.

General and Administrative

General and administrative expenses as a percentage of revenue decreased to 16.3% in 2001 from 17.2% for 2000. The percentage decrease is due to increased activity levels and higher pricing for many of our services. General and administrative expenses increased to $73.3 million for 2001 from $44.3 million in 2000. The increase is primarily the result of our acquisitions and our increased activity levels.

Comparison of the Results of Operations for the Years Ended December 31, 2000 and 1999

For the year ended December 31, 2000, our revenues were $257.5 million resulting in income before extraordinary loss of $19.9 million or $0.30 diluted earnings per share, as compared to revenue of $113.1 million and net loss before extraordinary loss of $2.0 million or $0.11 diluted loss per share for 1999. This increase was the result of an increased demand for our services in all of our operating segments, as well as the Cardinal merger and the impact of our acquisitions. The following discussion analyzes our operating results on a segment basis.

Well Intervention Group Segment

Revenue for our well intervention group for 2000 was $90.0 million, a 55% increase over 1999. The segment's gross margin percentage increased to 36.2% in 2000 from 32.8% in 1999. We experienced an increase in gross margin percentage due to increased pricing and improved operating cost efficiency, as well as the Cardinal merger and the impact of our acquisitions.

Marine Segment

Our marine segment's revenue for 2000 was $34.4 million, an increase of 44% over 1999. The gross margin percentage increased to 45.0% in 2000 from 38.5% in 1999 as dayrates and utilization for almost all of our liftboat classes increased. The fleet also benefited from the acquisition of six liftboats in May 2000 and the purchase of one 200-foot leg length liftboat that was delivered to us in September 2000.

Rental Tools Segment

Revenue for the rental tools segment for 2000 was $75.8 million, compared to $21.3 million in 1999. This 256% increase resulted primarily from the Cardinal merger and our 2000 acquisitions, as well as increased pricing and asset utilization. The gross margin percentage fell to 65.9% in 2000 from 69.4% in 1999 due to a change in the mix of our rental revenue.

Field Management Segment

Field management revenue for 2000 was $36.5 million, compared to $4.3 million in 1999. This segment was created through an acquisition in November 1999. The gross margin percentage fell slightly to 10.4% in 2000 from 11.3% in 1999.

Environmental and Other Segment

Revenue from the environmental and other segment increased to $20.8 million in 2000 from $5.5 million in 1999. This increase resulted primarily from the Cardinal merger and our November 1999 acquisition. The gross margin percentage fell slightly to 39.0% in 2000 from 40.5% in 1999.

Depreciation and Amortization

Depreciation and amortization increased to $22.3 million in 2000 from $12.6 million in 1999. Most of the increase resulted from our larger asset base as a result of the Cardinal merger and our acquisitions. Depreciation also increased as a result of our $58.3 million of capital expenditures in 2000 and our 1999 capital expenditures of $9.2 million.

General and Administrative

General and administrative expenses increased to $44.3 million in 2000 from $23.1 million in 1999. The increase was primarily the result of the Cardinal merger and our acquisitions. General and administrative expenses as a percentage of revenue have decreased to 17.2% in 2000 from 20.4% in 1999.

Liquidity and Capital Resources

In the year ended December 31, 2001, we generated net cash from operating activities of $89.3 million, and we supplemented our cash flow with the issuance of $200 million in senior notes. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $3.8 million at December 31, 2001 compared to $4.3 million at December 31, 2000.

We used the cash generated by our operating activities and borrowings to increase our asset base and enhance our earning potential. In 2001, we made five acquisitions for a total of $108 million in consideration, of which $2 million was paid with common stock. For two of the acquisitions, additional consideration, if any, will be based upon the respective company's average EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less certain adjustments for a three year period, and for one acquisition, additional consideration, if any, will be based upon the performance for a two year period of a marine vessel. Additional consideration for these acquisitions, if any, will not exceed $19.7 million. These acquisitions expanded our asset base by adding 21 coiled tubing units, eight liftboats ranging from 120 feet to 250 feet in leg length, an expanded line of drill pipe, drill collars, and drill string accessories and services and expanded our business to include well control services and blow-out rental tools.

We also made capital expenditures of $83.9 million during 2001, of which approximately $28.7 million was used to expand and maintain our rental tool equipment inventory, $22.1 million was used for the marine segment (inclusive of payments for vessel construction) and approximately $12.3 million was used for property expansion, including our new facility in Broussard, Louisiana. We also made $20.8 million of other capital expenditures primarily for our well intervention group, including casing calipers, a high pressure coiled tubing unit, a land conventional coiled tubing unit and construction of new hydraulic drilling units.

We issued $200 million of 8 7/8% senior notes due 2011 pursuant to an indenture in May 2001. On August 28, 2001, we completed the exchange of $200 million of our 8 7/8% senior notes due 2001 that we registered under the Securities Act of 1933 for all of our outstanding 8 7/8% senior notes. The indenture governing the registered notes requires semi-annual interest payments which commenced November 15, 2001 and continue through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevents us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur additional debt in an amount equal to 30% of our net tangible assets, which was approximately $125 million at December 31, 2001, without satisfying this requirement. The indenture also contains covenants that restrict our ability to create certain liens, sell assets, or enter into certain mergers or acquisitions.

In November 2001, we also amended the existing bank credit facility to reduce our original term loan to $45 million, to establish a second term loan in an amount of $32 million and to increase our revolving credit facility to $75 million. The credit facility bears interest at a LIBOR rate plus margins that depend on our leverage ratio.  In March 2002, we made a principal payment of $20 million under our term loans.  As of March 26, 2002, our amounts outstanding under the term loans were $54.5 million, there were no amounts outstanding under our revolving credit facility, and the weighted average interest on the credit facility was 4.16% per annum. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our capital expenditures to $50 million in 2002 and limits our ability to pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

The following table summarizes our contractual cash obligations and commercial commitments at December 31, 2001 (amounts in thousands):
Description	2002	2003	2004	2005	2006	Thereafter

Long-term debt	$16,727	$16,425	$27,870	$25,321	$17	$200,000
Operating leases	2,216	1,384	899	709	430	366
Vessel construction	12,532	-	-	-	-	-

Total	$31,475	$17,809	$28,769	$26,030	$447	$200,366

In March 2002, we made a principal payment of $20 million on our term loans, which reduces our 2004 and 2005 required principal payments by $7.5 million and $12.5 million, respectively.

The table does not include any potential additional consideration that may be payable as a result of our acquisitions. Additional consideration is generally based on the acquired company's operating performance after the acquisition as measured by earnings before interest, income taxes, depreciation and amortization and other adjustments intended to exclude extraordinary items. While the amounts payable depend upon the acquired company's operating performance and are difficult to predict accurately, we estimate as of March 26, 2002 that the maximum additional consideration payable for all of our acquisitions was $47.1 million, with $18.8 million potentially payable in 2003 and $28.3 million in 2004. These amounts are not classified as liabilities under generally accepted accounting principles and not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We have no other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.

In 2001, we recorded $10.8 million of additional consideration related to three of our earlier acquisitions, of which $4.2 million was paid with common stock and $3.75 million was paid in January 2002 from borrowings under our revolving credit facility.

In January 2002, we made an acquisition of an environmental company by converting $18.6 million of notes and other receivables into ownership of the company. Additional consideration, if any, will be based upon a multiple of four times the company's average annual EBITDA less $9.0 million, and paid in 2003.

In March 2002, we completed the sale of 4.2 million shares of common stock, including 547,500 shares sold pursuant to the underwriter's over-allotment option. The offering generated net proceeds of approximately $38.9 million. We intend to use the proceeds to repay existing borrowings under our revolving credit facility, to fund asset purchases and for general corporate purposes.

We have identified capital improvement projects that will require up to $50 million in 2002, exclusive of any acquisitions. We are currently having two new liftboats constructed for a total contract price of $25.0 million, of which $12.5 million is expected to be payable in 2002. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

We intend to continue implementing our growth strategy of increasing our scope of services through both internal growth and strategic acquisitions. Depending on the size of any future acquisitions, we may require additional equity or debt financing in excess of our current working capital, cash generated from our operations and amounts available under our revolving credit facility.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued new pronouncements: Statement 141, Business Combinations, Statement 142, Goodwill and Other Intangible Assets, and Statement 143, Accounting for Asset Retirement Obligations. Statement 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase period that are completed after June 30, 2001. Statement 142 requires that goodwill, as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001. The effect of Statement 142 has not been determined, including whether any transitional impairment losses will be required to be recognized as the effect of a change in accounting principle. We have unamortized goodwill in the amount of $148.7 million as of January 1, 2002, which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was approximately $4.4 million and $3.1 million for the years ended December 31, 2001 and 2000, respectively. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of Statement 143 on our financial condition and results of operations.

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

At December 31, 2001, we were a party to an interest rate swap agreement with an amount totaling approximately $1.8 million that was designed to convert a similar amount of variable-rate debt to fixed rates. The swap matures in October 2002, and the fixed interest rate is 5.675%. At December 31, 2001, the interest rate to be received by us averaged 4.1%. We consider the swap to be a hedge against potentially higher future interest rates. As described in Note 11 to the consolidated financial statements, we would have recognized a loss of an estimated $30,000 had we terminated these agreements on December 31, 2001.

At December 31, 2001, $82.2 million of our long-term debt had variable interest rates. Based on debt outstanding at December 31, 2001, a 10% increase in variable interest rates would increase our interest expense inclusive of the swap in the year 2001 by approximately $343,000, while a 10% decrease would decrease our interest expense by approximately $336,000.

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report

The Board of Directors and Stockholders

Superior Energy Services, Inc.:

We have audited the consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2001. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule, "Valuation and Qualifying Accounts," for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Energy Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of depreciation on its liftboat fleet in 2001.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

As discussed in Note 17 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", as required for goodwill and intangible assets resulting from business combinations initiated after June 30, 2001.

KPMG LLP

New Orleans, Louisiana

March 1, 2002

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2001 and 2000
(in thousands, except share data)
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$3,769	$4,254
Accounts receivable - net of allowance for doubtful
accounts of $4,057 in 2001 and $2,292 in 2000	109,835	74,010
Deferred income taxes	-	3,506
Income taxes receivable	11,694	48
Prepaid insurance and other	10,181	6,952

Total current assets	135,479	88,770

Property, plant and equipment - net	345,878	202,498
Goodwill - net of accumulated amortization of
$9,151 in 2001 and $4,758 in 2000	148,729	114,650
Notes receivable	23,062	19,213
Other assets - net of accumulated amortization of
$1,440 in 2001 and $1,221 in 2000	12,372	5,545

Total assets	$665,520	$430,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,843	$22,670
Accrued expenses	26,841	14,660
Deferred income taxes	510	-
Current maturities of long-term debt	16,727	16,402

Total current liabilities	78,921	53,732

Deferred income taxes	47,390	24,304
Long-term debt	269,633	146,393

Stockholders' equity:
Preferred stock of $.01 par value. Authorized,
5,000,000 shares; none issued	-	-
Common stock of $.001 par value. Authorized, 125,000,000
shares; issued and outstanding 69,322,886 and 67,803,304
at December 31, 2001 and 2000, respectively	69	68
Additional paid-in capital	324,898	315,304
Accumulated other comprehensive income	16	58
Accumulated deficit	(55,407)	(109,183)

Total stockholders' equity	269,576	206,247

Total liabilities and stockholders' equity	$665,520	$430,676

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2001, 2000 and 1999
(in thousands, except per share data)
	2001	2000	1999

Revenues	$449,042	$257,502	$113,076

Costs and expenses:
Cost of services	237,355	147,601	67,364
Depreciation and amortization	33,446	22,255	12,625
General and administrative	73,288	44,287	23,071

Total costs and expenses	344,089	214,143	103,060

Income from operations	104,953	43,359	10,016

Other income (expense):
Interest expense, net of amounts capitalized	(20,087)	(12,078)	(12,969)
Interest income	1,892	1,898	308

Income (loss) before income taxes, extraordinary losses
and cumulative effect of change in accounting principle	86,758	33,179	(2,645)
Income taxes	(35,571)	(13,298)	611

Income (loss) before extraordinary losses and cumulative effect of change in accounting principle	51,187	19,881	(2,034)

Extraordinary losses, net of income tax benefit
of $996 in 2000 and $2,124 in 1999	-	(1,557)	(4,514)

Cumulative effect of change in accounting principle, net
of income tax expense of $1,655	2,589	-	-

Net income (loss)	$53,776	$18,324	$(6,548)

Basic earnings (loss) per share:
Earnings (loss) before extraordinary losses and
cumulative effect of change in accounting principle	$0.74	$0.30	$(0.11)
Extraordinary loss	-	(0.02)	(0.14)
Cumulative effect of change in accounting principle	0.04	-	-

Earnings (loss) per share	$0.78	$0.28	$(0.25)

Diluted earnings (loss) per share:
Earnings (loss) before extraordinary losses and
cumulative effect of change in accounting principle	$0.73	$0.30	$(0.11)
Extraordinary loss	-	(0.02)	(0.14)
Cumulative effect of change in accounting principle	0.04	-	-

Earnings (loss) per share	$0.77	$0.28	$(0.25)

Weighted average common shares used
in computing earnings (loss) per share:
Basic	68,545	64,991	31,131

Diluted	69,592	65,921	31,131

Pro forma amounts assuming the new depreciation method had been applied retroactively:
Net income (loss)	$51,187	$18,637	$(5,525)

Basic earnings (loss) per share	$0.74	$0.29	$(0.22)

Diluted earnings (loss) per share	$0.73	$0.28	$(0.22)

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Years Ended December 31 2001, 2000 and 1999
(in thousands, except share data)
						Accumulated
	Preferred		Common		Additional	Other
	stock	Preferred	stock	Common	paid-in	Comprehensive	Accumulated
	shares	stock	shares	stock	capital	Income	deficit	Total

Balances, December 31, 1998	20,252	$ 2	6,072,606	$ 5	$ 79,682	$ -	$ (119,629)	$ (39,940)

Net loss	-	-	-	-	-	-	(6,548)	(6,548)
Stock issued for cash	2,312	-	15,515,437	16	54,984	-	-	55,000
Dividends on preferred stock	1,084	-	-	-	1,330	-	(1,330)	-
Stock issued under subordinated
debt agreement	54	-	19,167	-	130	-	-	130
Merger with Superior Energy
Services, Inc.	-	-	28,849,523	29	109,052	-	-	109,081
Preferred stock conversion - Merger
with Superior Energy Services, Inc.	(23,702)	(2)	8,632,356	9	(9)	-	-	(2)
Acquisition of Production
Management Companies, Inc.	-	-	610,000	1	3,452	-	-	3,453
Exercise of stock options	-	-	111,700	-	313	-	-	313

Balances, December 31, 1999	-	-	59,810,789	60	248,934	-	(127,507)	121,487

Comprehensive income:
Net income	-	-	-	-	-	-	18,324	18,324
Other comprehensive income-
Foreign currency translation adjustment	-	-	-	-	-	58	-	58

Total comprehensive income	-	-	-	-	-	58	18,324	18,382
Stock issued for cash	-	-	7,300,000	7	63,240	-	-	63,247
Exercise of stock options	-	-	705,476	1	3,203	-	-	3,204
Acquisition of common stock	-	-	(12,961)	-	(73)	-	-	(73)

Balances, December 31, 2000	-	-	67,803,304	68	315,304	58	(109,183)	206,247

Comprehensive income:
Net income	-	-	-	-	-	-	53,776	53,776
Other comprehensive loss-
Foreign currency translation adjustment	-	-	-	-	-	(24)	-	(24)
Unrealized loss on derivatives	-	-	-	-	-	(18)	-	(18)

Total comprehensive income (loss)	-	-	-	-	-	(42)	53,776	53,734
Stock issued for acquisitions	-	-	825,612	1	6,217	-	-	6,218
Exercise of stock options	-	-	693,970	-	3,377	-	-	3,377

Balances, December 31, 2001	-	$ -	69,322,886	$ 69	$ 324,898	$ 16	$ (55,407)	$ 269,576

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2001, 2000, and 1999
(in thousands)
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$53,776	$18,324	$(6,548)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Extraordinary losses	-	1,557	4,514
Cumulative effect of change in accounting principle	(2,589)	-	-
Deferred income taxes	25,865	8,348	(1,868)
Depreciation and amortization	33,446	22,255	12,625
Amortization of debt acquisition costs	1,269	377	593
Changes in operating assets and liabilities,
net of acquisitions:
Accounts receivable	(22,248)	(22,938)	3,312
Other - net	(462)	(1,172)	1,628
Accounts payable	6,435	7,463	(4,620)
Accrued expenses	5,513	(4,151)	4,009
Income taxes	(11,656)	504	820

Net cash provided by operating activities	89,349	30,567	14,465

Cash flows from investing activities:
Payments for purchases of property and equipment	(83,863)	(57,257)	(9,179)
Businesses acquired, net of cash acquired	(104,999)	(40,827)	(4,114)
Increase in notes receivable	(3,849)	(10,315)	-
Other	1,415	(2,315)	-

Net cash used in investing activities	(191,296)	(110,714)	(13,293)

Cash flows from financing activities:
Payments on notes payable	-	(3,713)	(4,440)
Proceeds from long-term debt	232,000	148,100	125,000
Principal payments on long-term debt	(127,145)	(133,331)	(165,786)
Debt acquisition costs	(6,770)	(1,124)	(2,827)
Payment of premium on subordinated debt	-	-	(835)
Proceeds from issuance of stock	-	63,247	55,000
Proceeds from exercise of stock options	3,377	3,204	313

Net cash provided by financing activities	101,462	76,383	6,425

Net increase (decrease) in cash and cash equivalents	(485)	(3,764)	7,597

Cash and cash equivalents at beginning of year	4,254	8,018	421

Cash and cash equivalents at end of year	$3,769	$4,254	$8,018

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

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

The Company's well intervention and marine services segments are contracted for specific projects on either a day rate or turnkey basis. Rental tools are leased to customers on an as-needed basis on a day rate basis. The Company derives a significant amount of its revenue from a small number of major and independent oil and gas companies. In 2001 and 2000, one customer accounted for approximately 12% and 10% of the Company's total revenue, respectively, primarily in the intervention group and field management segments. No single customer represented 10% or more of the Company's total revenue in 1999. The inability of the Company to continue to perform services for a number of its large existing customers, if not offset by sales to new or existing customers, could have a material adverse effect on the Company's business and financial condition.

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)  Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and improvements	15 to 30 years
Marine vessels and equipment	5 to 25 years
Machinery and equipment	5 to 15 years
Automobiles, trucks, tractors and trailers	2 to 5 years
Furniture and fixtures	3 to 7 years

The company capitalizes interest on borrowings used to finance the cost of major capital projects during the active construction period. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For 2001 and 2000, the Company capitalized approximately $839,000 and $242,000, respectively, of interest for various capital expansion projects. No interest was capitalized in 1999.

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

Change in Accounting Estimate

Effective October 1, 1999, the Company changed the estimated useful lives on the majority of its marine vessels from fifteen years to eighteen years. The Company believes the revised estimated useful lives more appropriately reflect its financial results by better matching costs over the estimated useful lives of these assets. As a result of this change, 1999 net income was increased approximately $350,000.

(e) Goodwill

The Company amortizes costs in excess of fair value of the net assets of businesses acquired using the straight-line method over a period not to exceed 30 years. Recoverability is reviewed by comparing the future net of cash flows of the assets to which the goodwill applies, to the net book value, including goodwill, of such assets. Goodwill amortization expense recorded for the years ended December 31, 2001, 2000 and 1999 was $4,393,000, $3,052,000 and $1,480,000, respectively. At December 31, 2001, $17.9 million of the goodwill balance relates to acquisitions after June 30, 2001 and is not being amortized as the result of new accounting pronouncements.

(f) Other Assets

Other assets consist primarily of debt acquisition costs, long-term receivables, an investment in a company that owns an airplane and covenants not to compete. Debt acquisition costs are being amortized over the term of the related debt, which is approximately four to ten years. The amortization of debt acquisition costs, which is classified as interest expense, was $1,269,000, $377,000 and $593,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The covenants not to compete are being amortized over the terms of the agreements, which is four years. Amortization expense recorded on the covenants not to compete for the years ended December 31, 2001, 2000 and 1999 was $328,000, $386,000 and $265,000, respectively.

(g) Cash Equivalents

The Company considers all short-term deposits with a maturity of ninety days or less to be cash equivalents.

(h) Revenue Recognition

For all of the Company's segments, revenue is recognized when services or equipment are provided. The Company contracts for marine, well intervention and environmental projects either on a day rate or turnkey basis, with a majority of its projects conducted on a day rate basis. The Company's rental tools are leased on a day rate basis, and revenue from the sale of equipment is recognized when the equipment is shipped. Reimbursements from customers for the cost of rental tools that are damaged or lost downhole are reflected as revenue at the time of the incident.

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

On July 15, 1999, the Company affected an approximate 364 to 1 stock issuance as a result of the Merger. All earnings per common share amounts, references to common stock, and stockholders' equity amounts have been restated as if the stock issuance had occurred as of the earliest period presented. The effect of the preferred dividends on arriving at the income available to common stockholders was zero in 2001 and 2000 and $1,330,000 in 1999. The number of dilutive stock options used in computing diluted earnings per share was 1,047,000 in 2001, 930,000 in 2000, and these securities were anti-dilutive in 1999.

(k) Financial Instruments

The Company adopted Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. The Company uses interest rate swap agreements to manage its interest rate exposure. The Company specifically designates these agreements as cash flow hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period the differentials occur. Under interest rate swap agreements, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. In accordance with the transition provisions of Statement 133, on January 1, 2001, the Company recorded a receivable of approximately $62,000 and a corresponding credit of approximately $36,000, net of income tax, in accumulated other comprehensive income.

(l) Foreign Currency Translation

The Company acquired foreign subsidiaries in October 2000. Assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while income and expense are translated at average rates for the period. Translation gains and losses are reported as the foreign currency translation component in stockholders' equity.

(3)    Change in Accounting Principle

On January 1, 2001, the Company changed depreciation methods from the straight-line method to the units-of-production method on its liftboat fleet to more accurately reflect the wear and tear of normal use. Management believes that the units-of-production method is best suited to reflect the actual depreciation of the liftboat fleet. Depreciation expense calculated under the units-of-production method may be different than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each liftboat will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each liftboat will not be less than 50% of cumulative straight-line depreciation. The cumulative effect of this change in accounting principle on prior years resulted in an increase in net income for the year ended December 31, 2001 of $2.6 million, net of taxes of $1.7 million, or $0.04 per share. The pro forma amounts reflect the effect of retroactive application on depreciation, net of related income taxes, that would have been made in the years ended December 31, 2001, 2000 and 1999 had the new method been in effect.

(4)    Supplemental Cash Flow Information (in thousands)

	2001	2000	1999

Cash paid for:
Interest	$ 17,329	$ 12,135	$ 12,019

Income taxes	$ 20,304	$ 4,368	$ 251

Details of acquisitions:
Fair value of assets	$ 141,946	$ 65,373	$ 173,737
Fair value of liabilities	(26,957)	(19,658)	(55,679)
Common stock issued	(6,218)	-	(112,531)

Cash paid	108,771	45,715	5,527
Less cash acquired	(3,772)	(4,888)	(1,413)

Net cash paid for acquisitions	$ 104,999	$ 40,827	$ 4,114

Non-cash investing activity:
Additional consideration
payable on acquisitions	$ 3,750	$ 18,449	$ -

Retainage payable on
vessel construction	$ -	$ 1,000	$ -

Amounts payable under covenant
not-to-compete	$ -	$ -	$ 893

Non-cash financing activity:
Stock dividends issued on
preferred stock	$ -	$ -	$ 1,330

Stock issued under subordinated
debt agreement	$ -	$ -	$ 130

(5)    Business Combinations

In the year ended December 31, 2001, the Company made five acquisitions for a total of $108 million in consideration, of which $2 million was paid with common stock. For two of the acquisitions, additional consideration, if any, will be based upon the respective company's average EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less certain adjustments, and for one acquisition, additional consideration, if any, will be based upon the performance of a marine vessel. The total additional consideration, if any, will not exceed $19.7 million. These acquisitions have been accounted for as purchases and the acquired assets and liabilities have been valued at their estimated fair market value. The purchase price allocated to net assets was approximately $80.5 million, and the excess purchase price over the fair value of net assets of approximately $27.5 million was allocated to goodwill, of which $17.9 million relates to acquisitions after June 30, 2001 and is not being amortized as the result of new accounting pronouncements. The results of operations have been included from the respective acquisition date.

In the year ended December 31, 2000, the Company made acquisitions for a total of $42.5 million in cash consideration. These acquisitions have been accounted for as purchases and the results of operations have been included from the respective acquisition date.

The following unaudited pro forma information for the years ended December 31, 2001 and 2000, presents a summary of consolidated results of operations as if the business acquisitions described above had occurred on January 1, 2000, with pro forma adjustments to give effect to amortization of goodwill, depreciation and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):
	2001	2000

Revenues	$ 493,946	$ 364,328

Income before extraordinary losses and cumulative effect of change in accounting principle	$ 58,461	$ 25,040

Basic earnings per share before extraordinary losses and cumulative effect of change in accounting principle	$ 0.85	$ 0.38

Diluted earnings per share before extraordinary losses and cumulative effect of change in accounting principle	$ 0.84	$ 0.38

The above pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisitions been effected on January 1, 2000.

Most of the Company's acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average EBITDA over a three-year period from the respective date of acquisition. In 2001, the Company capitalized additional consideration of $10.8 million related to three of its acquisitions, of which $4.2 million was paid with common stock and $3.75 million was paid in January 2002 from borrowings under its revolving credit facility. While the amounts of additional consideration payable depend upon the acquired company's operating performance and are difficult to predict accurately, the Company estimates that the maximum additional consideration payable for all of our acquisitions, inclusive of the environmental company acquisition in January 2002 is $47.1 million, with $18.8 million potentially payable in 2003 and $28.3 million in 2004. These amounts are not classified as liabilities under generally accepted accounting principles and not reflected in the Company's financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. The Company has no other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements.

(6)    Property, Plant and Equipment

A summary of property, plant and equipment at December 31, 2001 and 2000 (in thousands) is as follows:
	2001	2000

Buildings and improvements	$ 19,574	$ 13,079
Marine vessels and equipment	142,295	78,872
Machinery and equipment	207,022	137,271
Automobiles, trucks, tractors and trailers	11,836	8,459
Furniture and fixtures	5,811	4,015
Construction-in-progress	24,317	6,795
Land	4,676	3,404

	415,531	251,895
Accumulated depreciation	(69,653)	(49,397)

Property, plant and equipment, net	$ 345,878	$ 202,498

The cost of property, plant and equipment leased to third parties was $4.2 million at December 31, 2001 and $6.9 million at December 31, 2000.

 (7)    Debt

Long-Term Debt

The Company's long-term debt as of December 31, 2001 and 2000 consists of the following (in thousands):
	2001	2000

Senior Notes - interest payable semiannually
at 8.875%, due May 2011	$ 200,000	$ -
Term Loans - interest payable monthly at floating rate
(4.19% at December 31, 2001), due in quarterly
installments through May 2005	74,500	127,500
Revolver - interest payable monthly at floating rate
(4.07% at December 31, 2001), due in May 2004	7,700	16,500
Notes payable - paid January 2, 2002 with Revolver	3,750	-
Notes payable - bear interest at 7.25%, paid
January 2, 2001 with Revolver	-	18,449
Other installment notes payable (interest rates ranging
from 9% to 11.4%), due monthly through 2005	410	346

	286,360	162,795
Less current portion	16,727	16,402

Long-term debt	$ 269,633	$ 146,393

The Company issued $200 million of 8 7/8% senior notes due 2011 pursuant to an indenture in May 2001. On August 28, 2001, the Company completed the exchange of $200 million of our 8 7/8% senior notes due 2001 that it registered under the Securities Act of 1933 for all of its outstanding 8 7/8% senior notes. The indenture governing the registered notes requires semi-annual interest payments which commenced November 15, 2001 and continue through the maturity date of May 15, 2011.  The indenture governing the senior notes contains certain covenants that, among other things, prevents the Company from incurring additional debt, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.25 to 1, except that the Company may incur additional debt in an amount equal to 30% of its net tangible assets, which was approximately $125 million at December 31, 2001, without satisfying this requirement.  The indenture also contains covenants that restrict the Company's ability to create certain liens, sell assets, or enter into certain mergers or acquisitions.

In November 2001, the Company amended its existing bank credit facility to reduce its original term loan (term loan I) to $45 million, to establish a second term loan (term loan II) in an amount of $32 million and to increase its revolving credit facility to $75 million. Term loan I requires quarterly principal installments that commenced December 31, 2001 in the amount of $2.5 million a quarter through March 31, 2005 and a balance of $10 million due on the facility maturity date of May 2, 2005. Term loan II requires quarterly principal installments that commence March 31, 2002 in the amount of $1.6 million a quarter through March 31, 2005 and a balance of $11.2 million due on the facility maturity date of May 2, 2005. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company's leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company's assets, including the pledge of the stock of the Company's subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company's capital expenditures to $50 million in 2002 and limits the Company's ability to pay dividends or make other distributions, make acquisitions, make changes to the Company's capital structure, create liens or incur additional indebtedness. At December 31, 2001, the Company was in compliance with all such covenants.

Subsequent to year end, the Company made a principal payment of $20 million on term loan I, which reduces the Company's 2004 and 2005 required principal payments by $7.5 million and $12.5 million, respectively.

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

Annual maturities of long-term debt for each of the five fiscal years following December 31, 2001 are as follows (in thousands):

2002	$ 16,727
2003	16,425
2004	27,870
2005	25,321
2006	17
Thereafter	200,000

Total	$ 286,360

(8)    Income Taxes

The components of income tax expense (benefit), before the income tax effect of the extraordinary losses and cumulative effect of change in accounting principle, for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):
	2001	2000	1999

Current
Federal	$ 9,706	$ 3,851	$ (3,101)
State	-	1,099	(150)

	9,706	4,950	(3,251)

Deferred
Federal	22,991	8,125	2,354
State	2,874	223	286

	25,865	8,348	2,640

	$ 35,571	$ 13,298	$ (611)

Income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal income tax rate of 35% in 2001 and 2000 and 34% in 1999 to income before income taxes as follows (in thousands):

	2001	2000	1999

Computed expected tax expense (benefit)	$ 30,366	$ 11,613	$ (899)
Increase (decrease) resulting from:
Goodwill amortization	1,306	1,025	502
State income taxes	1,808	481	136
Other	2,091	179	(350)

Income tax expense (benefit)	$ 35,571	$ 13,298	$ (611)

The significant components of deferred income taxes at December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000

Deferred tax assets:
Allowance for doubtful accounts	$ 805	$ 894
Alternative minimum tax credit and net
operating loss carryforward	1,220	5,385
Other	878	1,061

	2,903	7,340
Valuation allowance	(279)	(255)

Net deferred tax assets	2,624	7,085

Deferred tax liabilities:
Property, plant and equipment	45,787	26,795
Other	4,737	1,088

Deferred tax liabilities	50,524	27,883

Net deferred tax liability	$ 47,900	$ 20,798

The net change in the valuation allowance was an increase of $24,000 for the year ended December 31, 2001, a decrease of $0.9 million for the year ended December 31, 2000 and an increase of $1.2 million for the year ended December 31, 1999. The net deferred tax assets reflect management's estimate of the amount that will be realized from future profitability and the reversal of taxable temporary differences that can be predicted with reasonable certainty.

As of December 31, 2001, the Company had a net operating loss carryforward of an estimated $1.8 million, which is available to reduce future Federal taxable income through 2011. The Company also had various state net operating loss carryforwards of an estimated $7.6 million.

 (9)    Stockholders' Equity

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

A summary of stock options granted under the incentive plans for the years ended December 31, 2001 and 2000 is as follows:
	2001		2000

	Number	Weighted	Number	Weighted
	of	Average	of	Average
	Shares	Price	Shares	Price

Outstanding at beginning of year	4,348,617	$ 6.11	4,134,917	$ 5.56
Granted	1,918,500	$ 8.48	917,500	$ 7.78
Exercised	(690,648)	$ 5.38	(658,800)	$ 4.96
Forfeited	(267,254)	$ 6.42	(45,000)	$ 6.47

Outstanding at end of year	5,309,215	$ 7.05	4,348,617	$ 6.11

Exercisable at end of year	2,968,689	$ 6.15	2,400,559	$ 5.70

Available for future grants	904,218		2,546,210

A summary of information regarding stock options outstanding at December 31, 2001 is as follows:

		Options Outstanding		Options Exercisable

Range of		Remaining	Weighted		Weighted
Exercise		Contractual	Average		Average
Prices	Shares	Life	Price	Shares	Price

$2.50 - $3.43	133,500	4-5 years	$ 2.94	133,500	$ 2.94
$4.75 - $9.00	4,167,969	2.5-10 years	$ 6.58	2,619,443	$ 5.97
$9.25-$12.45	1,007,746	7.5-9.5 years	$ 9.54	215,746	$ 10.36

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
	As Reported	Pro forma	As Reported	Pro forma

	2001	2001	2000	2000

Net income	$ 53,776	$ 51,194	$ 18,324	$ 14,488
Basic income per share	$ 0.78	$ 0.75	$ 0.28	$ 0.22
Diluted income per share	$ 0.74	$ 0.74	$ 0.28	$ 0.22
Average fair value of grants during the year	$ -	$ 4.44	$ -	$ 5.35

Black-Scholes option pricing model assumptions:
Risk free interest rate		4.5%		5.2%
Expected life (years)		3		3
Volatility		79.11%		128.75%
Dividend yield		-		-

In 1999, pursuant to the stock awards plan adopted by Cardinal, shares of Class A common stock and Class C preferred stock were awarded to certain members of management. Compensation expense was recorded for fair value of these awards, as estimated based on sales of similar stock. The stock awards plan was eliminated as a result of the Merger.

 (10)    Profit-Sharing Plan

The Company maintains various defined contribution profit-sharing plans for employees who have satisfied minimum service and age requirements. Employees may contribute up to 15% of their earnings to the plans. The Company matches employees' contributions up to 2.5% of an employee's salary. The Company made contributions of $1,052,000, $729,000 and $142,000 in 2001, 2000 and 1999, respectively.

(11)    Financial Instruments

The Company adopted Statement of Financial Accounting Standards (FAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. The Company uses interest rate swap agreements to manage its interest rate exposure. Under interest rate swap agreements, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. As of December 31, 2001, the Company was party to an interest rate swap with an approximate notional amount of $1.8 million designed to convert a similar amount of variable-rate debt to fixed rates. The swap matures in October 2002, and the interest rate is 5.675%.

The Company's interest rate swap qualifies for cash flow hedge accounting treatment under FAS 133, whereby changes in fair value have been recognized in accumulated other comprehensive income (loss) (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. The effect on the Company's earnings and other comprehensive income as the result of the adoption of FAS 133 will vary from period to period and will be dependent upon prevailing interest rates. In accordance with the transition provisions of FAS 133, on January 1, 2001, the Company recorded a receivable of approximately $62,000 and a corresponding credit of approximately $36,000, net of income tax, in accumulated other comprehensive income. During 2001, losses of approximately $25,000 were transferred from accumulated other comprehensive income and the fair value of swaps decreased approximately $29,000.  At December 31, 2001, the company recorded a payable of approximately $30,000 and a corresponding charge to accumulated other comprehensive loss of approximately $18,000, net of income tax.

(12)    Commitments and Contingencies

The Company leases certain office, service and assembly facilities under operating leases. The leases expire at various dates over the next several years. Total rent expense was $2,193,000 in 2001, $1,865,000 in 2000 and $683,000 in 1999. Future minimum lease payments under non-cancelable leases for the five years ending December 31, 2002 through 2006 and thereafter are as follows: $2,216,000, $1,384,000, $899,000, $709,000, $430,000 and $366,000, respectively. Future minimum lease payments receivable under non-cancelable sub-leases for the five years ending December 31, 2002 through 2006 and thereafter are as follows: $632,000, $538,000, $481,000, $472,000, $472,000, and $511,000, respectively.

From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(13)    Related Party Transactions

The Company provides field management and other services to an independent oil and gas exploration and production company, of which a member of the Company's Board of Directors is Chief Executive Officer. The Company billed this customer approximately $4.1 million in 2001, $4.0 million in 2000 and $1.5 million in 1999 for these services, on terms that the Company believes are customary in the industry. The Company expects to continue providing services to this customer.

The Company leased a plane acquired in November 2001 for business travel from a company in which the President and Chief Executive Officer, then owned a 50% interest. The lease provided that the Company would make monthly lease payments of $14,250 and pay all of the plane's operating and maintenance costs. The Company expensed $16,625 for the use of the plane during the 2001 fiscal year and $15,600 in operating and maintenance costs. Effective December 31, 2001, the Company bought the Chief Executive Officer's interest in the company that owns the plane for $900,000, the same price that he paid for his interest in November 2001.

(14)    Segment Information

Beginning January 1, 2001, the Company modified its segment disclosure by combining the wireline services segment with the well services segment (well intervention group segment) and the other services segment with the environmental services segment in order to better reflect how the chief operating decision maker of the Company evaluates the Company's results of operations. The Company's reportable segments are as follows: well intervention group, marine, rental tools, field management and environmental and other. Each segment offers products and services within the oilfield services industry. The well intervention group segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services, electric wireline services, hydraulic drilling and workover services and mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well. The marine segment operates liftboats for oil and gas production facility maintenance and construction operations, as well as production service activities. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The field management segment provides contract operations and maintenance services, interconnect piping services, sandblasting and painting maintenance services, and transportation and logistics services. The environmental and other segment provides offshore oil and gas cleaning services, dockside cleaning of items, including supply boats, cutting boxes, and process equipment, and manufactures and sells drilling instrumentation and oil spill containment equipment. All the segments operate primarily in the Gulf Coast Region.

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

Summarized financial information concerning the Company's segments as of December 31, 2001, 2000 and 1999 and for the years then ended is shown in the following tables (in thousands):
	Well		Rental	Field	Environ.	Unallocated	Consolidated
2001	Intervention	Marine	Tools	Mgmt.	& Other	Amount	Total

Identifiable assets	$ 181,467	$ 158,729	$ 252,608	$ 31,909	$ 33,364	$ 7,443	$ 665,520
Capital expenditures	22,300	22,091	36,274	1,683	1,515	-	83,863

Revenues	$ 171,223	$ 71,406	$ 121,742	$ 61,311	$ 23,360	$ -	$ 449,042
Costs of services	95,549	34,473	40,929	53,312	13,092	-	237,355
Depreciation and amortization	9,449	4,729	16,382	1,134	1,752	-	33,446
General and administrative	29,521	6,134	26,883	6,186	4,564	-	73,288
Operating income (loss)	36,704	26,070	37,548	679	3,952	-	104,953
Interest expense	-	-	-	-	-	(20,087)	(20,087)
Interest income	-	-	-	-	-	1,892	1,892

Income (loss) before income taxes and cumulative effect in accounting principle	$ 36,704	$ 26,070	$ 37,548	$ 679	$ 3,952	$ (18,195)	$ 86,758

	Well		Rental	Field	Environ	Unallocated	Consolidated
2000	Intervention	Marine	Tools	Mgmt.	& Other	Amount	Total

Identifiable assets	$ 113,132	$ 74,055	$ 200,694	$ 17,307	$ 24,414	$ 1,074	$ 430,676
Capital expenditures	10,244	23,676	22,641	950	746	-	58,257

Revenues	$ 90,031	$ 34,390	$ 75,814	$ 36,493	$ 20,774	$ -	$ 257,502
Costs of services	57,460	18,929	25,840	32,704	12,668	-	147,601
Depreciation and amortization	6,450	3,428	10,472	950	955	-	22,255
General and administrative	15,394	3,554	16,337	4,066	4,936	-	44,287
Operating income (loss)	10,727	8,479	23,165	(1,227)	2,215	-	43,359
Interest expense	-	-	-	-	-	(12,078)	(12,078)
Interest income	-	-	-	-	-	1,898	1,898

Income (loss) before income taxes and extraordinary loss	$ 10,727	$ 8,479	$ 23,165	$ (1,227)	$ 2,215	$ (10,180)	$ 33,179

	Well		Rental	Field	Environ	Unallocated	Consolidated
1999	Intervention	Marine	Tools	Mgmt.	& Other	Amount	Total

Identifiable assets	$ 70,839	$ 48,655	$ 134,287	$ 12,768	$ 13,058	$ 2,648	$ 282,255
Capital expenditures	2,949	1,417	4,209	13	591	-	9,179

Revenues	$ 58,126	$ 23,822	$ 21,302	$ 4,340	$ 5,486	$ -	$ 113,076
Costs of services	39,086	14,649	6,518	3,848	3,263	-	67,364
Depreciation and amortization	4,939	3,605	3,688	150	243	-	12,625
General and administrative	11,180	4,366	5,194	584	1,747	-	23,071
Operating income (loss)	2,921	1,202	5,902	(242)	233	-	10,016
Interest expense	-	-	-	-	-	(12,969)	(12,969)
Interest income	-	-	-	-	-	308	308

Income (loss) before income taxes and extraordinary loss	$ 2,921	$ 1,202	$ 5,902	$ (242)	$ 233	$ (12,661)	$ (2,645)

(15)    Interim Financial Information (Unaudited)

The following is a summary of consolidated interim financial information for the years ended December 31, 2001 and 2000 (amounts in thousands, except per share data):
	Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31
2001
Revenues	$91,256	$109,639	$128,606	$119,541
Gross profit	42,938	53,920	60,730	54,099
Income before cumulative effect of
change in accounting principle	10,880	14,336	15,279	10,692
Net income	13,469	14,336	15,279	10,692
Earnings before cumulative effect of
change in accounting principle
per share:
Basic	$0.16	$0.21	$0.22	$0.15
Diluted	0.16	0.21	0.22	0.15
Earnings per share:
Basic	$0.20	$0.21	$0.22	$0.15
Diluted	0.20	0.21	0.22	0.15

	Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31
2000
Revenues	$47,274	$57,592	$71,251	$81,385
Gross profit	19,512	23,661	31,048	35,680
Income before extraordinary
loss	1,588	3,843	5,985	8,465
Net income	1,588	3,843	5,985	6,908
Earnings before extraordinary
loss per share:
Basic	$0.03	$0.06	$0.09	$0.12
Diluted	0.03	0.06	0.09	0.12
Earnings per share:
Basic	$0.03	$0.06	$0.09	$0.10
Diluted	0.03	0.06	0.09	0.10

(16)    Subsequent Events

Effective January 1, 2002, the Company made an acquisition of an environmental company by converting $18.6 million of notes and other receivables into ownership of the company. Additional consideration, if any, will be based upon a multiple of four times the company's annual average EBITDA less $9.0 million, to be determined in May 2003. The Company currently estimates that the additional consideration will not exceed $8 million.

In March 2002, the Company completed the sale of 4.2 million shares of common stock, including 547,500 shares sold pursuant to the underwriter's over-allotment option. The offering generated net proceeds of approximately $38.9 million. The Company intends to use the proceeds to repay existing borrowings under its revolving credit facility, to fund asset purchases and for general corporate purposes.

(17)     Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued new pronouncements: Statement 141, Business Combinations, Statement 142, Goodwill and Other Intangible Assets, and Statement 143, Accounting for Asset Retirement Obligations. Statement 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase period that are completed after June 30, 2001. Statement 142 requires that goodwill, as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001. The effect of Statement 142 has not been determined, including whether any transitional impairment losses will be required to be recognized as the effect of a change in accounting principle. The Company has unamortized goodwill in the amount of $148.7 million as of January 1, 2002, which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was approximately $4.4 million and $3.1 million for the years ended December 31, 2001 and 2000, respectively. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statement 143 on its financial condition and results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item will be included in the Company's definitive proxy statement in connection with its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in the Company's definitive proxy statement in connection with its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item will be included in the Company's definitive proxy statement in connection with its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by this item will be included in the Company's definitive proxy statement in connection with its 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)       (1)     Financial Statements

The following financial statements are Included in Part II of this Report:

Independent Auditors' Report
Consolidated Balance Sheets – December 31, 2001 and 2000
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

            (2)     Financial Statement Schedules

  Schedule II – Valuation and Qualifying accounts for the years ended December 31, 2001, 2000 and 1999.

            (3)     Exhibits

The exhibits filed as part of this Form 10-K are listed on the Index to Exhibits immediately preceding such exhibits, which index is incorporated herein by reference.

(b)    Reports on Form 8-K

On November 6, 2001, the Company filed a current report on Form 8-K reporting, under Item 5, the results for the third quarter ended September 30, 2001.

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

Signature	Title	Date
/s/ Terence E. Hall Terence E. Hall	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 28, 2002

/s/ Robert S. Taylor Robert S. Taylor	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002

/s/ Justin L. Sullivan Justin L. Sullivan	Director	March 28, 2002

/s/ Robert E. Rose Robert E. Rose	Director	March 28, 2002

/s/ Joseph R. Edwards Joseph R. Edwards	Director	March 28, 2002

/s/ Ben Guill Ben Guill	Director	March 28, 2002

/s/ Richard Bachmann Richard Bachmann	Director	March 28, 2002

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Schedule II Valuation and Qualifying Accounts
Years Ended December 31, 2001, 2000 and 1999
(in thousands)
		Additions

Description	Balance at the beginning of the year	Charged to costs and expenses	Balances from acquisitions	Deductions	Balance at the end of the year

Year ended December 31, 2001:	$2,292	$2,854	$3	$1,092	$4,057
Allowance for doubtful accounts

Year ended December 31, 2000:	$2,892	$724	$81	$1,405	$2,292
Allowance for doubtful accounts

Year ended December 31, 1999:	$868	$518	$1,790	$284	$2,892
Allowance for doubtful accounts

INDEX TO EXHIBITS
Exhibit No.	Description	Seq. No.
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).
3.2	Certificate of Amendment to the Company's Certificate of Incorporation (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
3.3	Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
4.1	Specimen Stock Certificate (incorporated herein by reference to Amendment No. 1 to the Company's Form S-4 on Form SB-2 (Registration Statement No. 33-94454)).
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

4.5

Registration Rights Agreement dated April 27, 2001, by and among SESI, L.L.C., the Company, the Subsidiary Guarantors named therein and Credit Suisse First Boston Corporation, Bear, Stearns and Co., Inc., Raymond James and Associates, Inc. and Banc One Capital Markets, Inc. (incorporated herein by reference to the Company's Registration on Form S-4 (Registration No. 333-64946)).

4.6

Indenture dated May 2, 2001, by and among SESI, L.L.C., the Company, the Subsidiary Guarantors named therein and the Bank of New York as trustee (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), as amended by First Supplemental Indenture, dated as of July 9, 2001, by and among SESI, L.L.C., Wild Well Control, Inc., Blowout Tools, Inc. and the Bank of New York, as trustee (incorporated herein by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-64946)) as amended by Second Supplemental Indenture, dated as of September 1, 2001 by and among SESI, L.L.C., Workstrings, L.L.C., Technical Limit Drillstrings, Inc. and the Bank of New York, as trustee (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.1	Superior Energy Services, Inc. 1999 Stock Incentive Plan as amended (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.2

Amended and Restated Credit Agreement dated as of December 31, 2000 by and among SESI, L.L.C., the Company, Bank One, Louisiana, National Association, as agent, and other lenders specified therein. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

10.3	Employment Agreement between the Company and Terence Hall (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.4*	Amended and Restated Employment and Non-Competition Agreement between the Company and Robert Taylor dated July 15, 2001.
10.5*	Amended and Restated Employment and Non-Competition Agreement between the Company and Kenneth Blanchard dated July 15, 2001.
10.6

First Amendment to Amended and Restated Credit Agreement dated as of May 2, 2001, among the Company, SESI, L.L.C., Bank One, NA, as agent, Wells Fargo Bank Texas, N.A., Whitney National bank, and the other lenders specified therein (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2001.)

10.7*

Second Amendment to Amended and Restated Credit Agreement dated as of November 14, 2001, among the Company, SESI, L.L.C., Bank One, NA, as agent, Wells Fargo Bank Texas, N.A., Whitney National bank, and the other lenders specified therein.

10.8

Third Amendment to Amended and Restated Credit Agreement dated as of November 16, 2001 among SESI, L.L.C., as Borrower, Superior Energy Services, Inc., as Parent, Bank One, NA, as Agent, Wells Fargo Bank Texas, N.A., as Syndication Agent, Whitney National Bank, as Documentation Agent, and the lenders party thereto (incorporated herein by reference to the Company's Current Report on Form 8-K dated March 6, 2002).

10.9*	Purchase Agreement, dated December 31, 2001 between SESI, L.L.C. and Terence E. Hall.
21.1*	Subsidiaries of the Company.
23.1*	Consent of KPMG LLP.
___________ *Filed herein