Form 10-Q
period 2002-03-31
SUPERIOR ENERGY SERVICES INC
filed 2002-05-14
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002
or
___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From .........to........

Commission File No. 0-20310

SUPERIOR ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2379388 (I.R.S. Employer Identification No.)

1105 Peters Road Harvey, Louisiana (Address of principal executive offices)	70058 (Zip Code)

Registrant's telephone number, including area code: (504) 362-4321

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of the Registrant's common stock outstanding on May 8, 2002 was 73,740,191.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended March 31, 2002

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
Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
(in thousands, except share data)

	03/31/2002	12/31/2001
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$9,758	$3,769
Accounts receivable - net	102,958	109,835
Income taxes receivable	6,099	11,694
Prepaid insurance and other	12,867	10,181

Total current assets	131,682	135,479

Property, plant and equipment - net	364,655	345,878
Goodwill - net	154,424	148,729
Notes receivable	8,898	23,062
Other assets - net	7,665	12,372

Total assets	$667,324	$665,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,616	$34,843
Accrued expenses	25,625	26,841
Deferred income taxes	1,130	510
Current maturities of long-term debt	17,161	16,727

Total current liabilities	66,532	78,921

Deferred income taxes	50,640	47,390
Long-term debt	234,982	269,633

Stockholders' equity:
Preferred stock of $.01 par value. Authorized,
5,000,000 shares; none issued	-	-
Common stock of $.001 par value. Authorized, 125,000,000
shares; issued and outstanding 73,682,694 at March 31, 2002,
69,322,886 at December 31, 2001	74	69
Additional paid-in capital	364,648	324,898
Accumulated other comprehensive income	30	16
Accumulated deficit	(49,582)	(55,407)

Total stockholders' equity	315,170	269,576

Total liabilities and stockholders' equity	$667,324	$665,520

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31, 2002 and 2001
(in thousands, except per share data)
 (unaudited)

	2002	2001

Revenues	$104,826	$91,256

Costs and expenses:
Cost of services	59,238	48,318
Depreciation and amortization	9,522	6,769
General and administrative	21,213	14,618

Total costs and expenses	89,973	69,705

Income from operations	14,853	21,551

Other income (expense):
Interest expense	(5,409)	(3,570)
Interest income	185	460

Income before income taxes and cumulative effect of
change in accounting principle	9,629	18,441

Income taxes	3,804	7,561

Income before cumulative effect of change in
accounting principle	5,825	10,880

Cumulative effect of change in accounting principle, net
of income tax expense of $1,655	-	2,589

Net income	$5,825	$13,469

Basic earnings per share:
Earnings before cumulative effect of change in
accounting principle	$0.08	$0.16
Cumulative effect of change in accounting principle	-	0.04

Earnings per share	$0.08	$0.20

Diluted earnings per share:
Earnings before cumulative effect of change in
accounting principle	$0.08	$0.16
Cumulative effect of change in accounting principle	-	0.04

Earnings per share	$0.08	$0.20

Weighted average common shares used
in computing earnings per share:
Basic	70,305	67,943
Incremental common shares from
stock options	1,005	1,074

Diluted	71,310	69,017

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2002 and 2001
(in thousands)
(unaudited)

	2002	2001

Cash flows from operating activities:
Net income	$5,825	$13,469
Adjustments to reconcile net income
to net cash provided by operating activities:
Cumulative effect of change in accounting principle	-	(2,589)
Deferred income taxes	3,551	-
Depreciation and amortization	9,522	6,769
Changes in operating assets and liabilities,
net of acquisitions:
Accounts receivable	10,022	(10,557)
Other - net	(1,167)	783
Accounts payable	(13,307)	(1,085)
Accrued expenses	(1,699)	(2,024)
Income taxes	5,594	8,330

Net cash provided by operating activities	18,341	13,096

Cash flows from investing activities:
Payments for purchases of property and equipment	(16,634)	(19,023)
Acquisitions of businesses, net of cash acquired	239	(337)
Increase in notes receivable	-	(1,384)
Other	-	2,315

Net cash used in investing activities	(16,395)	(18,429)

Cash flows from financing activities:
Proceeds from long-term debt	-	3,921
Principal payments on long-term debt	(35,712)	(2,500)
Proceeds from issuance of common stock	38,836	-
Proceeds from exercise of common stock options	919	1,538

Net cash provided by financing activities	4,043	2,959

Net increase (decrease) in cash	5,989	(2,374)

Cash and cash equivalents at beginning of period	3,769	4,254

Cash and cash equivalents at end of period	$9,758	$1,880

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Three Months Ended March 31, 2002 and 2001

(1) Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Superior Energy Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information of Superior Energy Services Inc. and its subsidiaries (the Company) for the three months ended March 31, 2002 and 2001 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2002 presentation.

(2) Change in Accounting Principle

On January 1, 2001, the Company changed depreciation methods from the straight-line method to the units-of-production method on its liftboat fleet to more accurately reflect the wear and tear of normal use. Management believes that the units-of-production method is best suited to reflect the actual depreciation of the liftboat fleet. Depreciation expense calculated under the units-of-production method may be different than depreciation expense calculated under the straight-line method in any period. The annual depreciation based on utilization of each liftboat will not be less than 25% of annual straight-line depreciation, and the cumulative depreciation based on utilization of each liftboat will not be less than 50% of cumulative straight-line depreciation. The cumulative effect of this change in accounting principle on prior years resulted in an increase in net income for the three months ended March 31, 2001 of $2.6 million, net of taxes of $1.7 million, or $0.04 per share.

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

(5) Business Combinations.

In the three months ended March 31, 2002, the Company made an acquisition of Environmental Treatment Team, L.L.C. (ETT), by converting $18.6 million of notes and other receivables into 100% ownership of ETT to further expand the environmental services of the Company. Additional consideration, if any, will be based upon a multiple of four times ETT's average annual EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less $9 million, to be determined in the second quarter of 2003. The Company currently estimates that the total additional consideration, if any, will not exceed $8 million. The acquisition has been accounted for as a purchase and the acquired assets and liabilities have been valued at their estimated fair market value. The purchase price allocated to net assets was approximately $13.0 million, and the excess purchase price over the fair value of net assets of approximately $5.6 million was allocated to goodwill. The results of operations have been included from the acquisition date.

In the year ended December 31, 2001, the Company made five acquisitions for a total of $108 million in consideration, of which $2 million was paid with common stock. These acquisitions have been accounted for as purchases and the results of operations have been included from the respective acquisition date.

The following unaudited pro forma information for the three months ended March 31, 2001 presents a summary of the consolidated results of operations as if the business acquisitions described above had occurred on January 1, 2001, with pro forma adjustments to give effect to the adoption of Financial Accounting Standards Board Statement No. 142 to require no amortization of goodwill and adjustments for depreciation and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):

Three Months Ended
March 31,
2001

Revenues	$117,524

Income before cumulative effect of
change in accounting principle	$14,344

Basic earnings per share before cumulative
effect of change in accounting principle	$0.21

Diluted earnings per share before cumulative
effect of change in accounting principle	$0.21

The above pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been effected on January 1, 2001.

Most of the Company's acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average EBITDA over a three-year period from the respective date of acquisition. While the amounts of additional consideration payable depend upon the acquired company's operating performance and are difficult to predict accurately, the Company estimates that the additional consideration payable for its acquisitions is approximately $47.1 million, with $18.8 million potentially payable in 2003 and $28.3 million in 2004. These amounts are not classified as liabilities under generally accepted accounting principles and not reflected in the Company's financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. The Company has no other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements.

(6) Segment Information

Beginning January 1, 2002, the Company modified its segment disclosure by combining the field management segment with the environmental and other segment (other oilfield services segment) in order to better reflect how the chief operating decision maker of the Company evaluates the Company's results of operations. The Company's reportable segments are as follows: well intervention group, marine, rental tools and other oilfield services. Each segment offers products and services within the oilfield services industry. The well intervention group segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services, electric wireline services, hydraulic drilling and workover services and mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well. The marine segment operates liftboats for oil and gas production facility maintenance and construction operations as well as production service activities. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The other oilfield services segment provides contract operations and maintenance services, interconnect piping services, sandblasting and painting maintenance services, and transportation and logistics services, offshore oil and gas cleaning services, dockside cleaning of items, including supply boats, cutting boxes, and process equipment, and manufactures and sells drilling instrumentation and oil spill containment equipment. All the segments operate primarily in the Gulf of Mexico.

Summarized financial information concerning the Company's segments for the three months ended March 31, 2002 and 2001 is shown in the following tables (in thousands):

Three Months Ended March 31, 2002				Other Oilfield Services
	Well Intervention		Rental Tools		Unallocated Amount	Consolidated Total
		Marine

Revenues	$36,288	$14,586	$31,965	$21,987	$-	$104,826
Cost of services	22,793	9,548	9,188	17,709	-	59,238
Depreciation and amortization	2,566	1,462	4,465	1,029	-	9,522
General and administrative	8,326	1,675	7,925	3,287	-	21,213
Operating income (loss)	2,603	1,901	10,387	(38)	-	14,853
Interest expense	-	-	-	-	(5,409)	(5,409)
Interest income	-	-	-	-	185	185

Income (loss) before income taxes	$2,603	$1,901	$10,387	$(38)	$(5,224)	$9,629

Three Months Ended March 31, 2001				Other Oilfield Services
	Well Intervention		Rental Tools		Unallocated Amount	Consolidated Total
		Marine

Revenues	$32,066	$13,007	$27,339	$18,844	$-	$91,256
Cost of services	18,054	6,150	9,762	14,352	-	48,318
Depreciation and amortization	2,039	850	3,373	507	-	6,769
General and administrative	5,299	1,139	5,745	2,435	-	14,618
Operating income	6,674	4,868	8,459	1,550	-	21,551
Interest expense	-	-	-	-	(3,570)	(3,570)
Interest income	-	-	-	-	460	460

Income (loss) before income taxes and cumulative effect of change in accounting principle	$6,674	$4,868	$8,459	$1,550	$(3,110)	$18,441

(7) Debt

The Company has $200 million of 8 7/8% senior notes due 2011 that were registered under the Securities Act of 1933. The indenture governing the senior notes requires semi-annual interest payments which commenced November 15, 2001 and continue through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevents the Company from incurring additional debt, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.25 to 1, except that the Company may incur additional debt in an amount equal to 30% of its net tangible assets, which was approximately $128 million at March 31, 2002, without satisfying this requirement. The indenture also contains covenants that restrict the Company's ability to create certain liens, sell assets, or enter into certain mergers or acquisitions.

The Company has a bank credit facility consisting of term loans in an aggregate amount of $50.4 million at March 31, 2002 (after a $20 million principal payment made in March 2002) and a revolving credit facility of $75 million. The term loans require quarterly principal installments in the amount of $4.1 million a quarter through March 31, 2004 and $1.6 million a quarter from June 30, 2004 through March 31, 2005. A balance of $11.2 million is due on the facility maturity date of May 2, 2005. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company's leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company's assets, including the pledge of the stock of the Company's subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company's capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, make changes to the Company's capital structure, create liens or incur additional indebtedness. At March 31, 2002, the Company was in compliance with all such covenants.

(8) Equity

In March 2002, the Company sold 4.2 million shares of common stock.  The offering generated net proceeds to the Company of approximately $38.8 million.

(9) Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(10) Subsequent Events

In April 2002, the Company closed a $20.2 million long-term financing for construction of two 245-foot class liftboats. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (MARAD). The debt will be payable in equal semi-annual installments beginning six months after the first delivery date, expected in May 2002, and maturing 25 years from such date. It is collateralized by the liftboats, and bears an interest rate of 6.45%. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

(11) Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement 141, Business Combinations. Statement 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. In accordance with Statement 141, the Company is accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting.

In July 2001, the Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill as well as other intangible assets with indefinite lives no longer be amortized, but instead tested annually for impairment, and is effective for fiscal years beginning after December 15, 2001. Prior to the adoption of Statement 142, the Company evaluated the recoverability of goodwill based on undiscounted estimates for cash flow in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In connection with Statement 142, the transitional goodwill impairment evaluation requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then has up to the end of the second fiscal quarter of 2002 from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with the statement, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the statement of operations.

The following table presents net income for each period exclusive of amortization expense recognized in such periods related to goodwill which is no longer amortized resulting from the adoption of Statement 142. Amounts are in thousands except per share information:

	Three Months Ended
	March 31,

	2002	2001

Income before cumulative effect of change
in accounting principle, as reported	$5,825	$10,880
Cumulative effect of change in accounting
principle, net of income tax expense, as reported	-	2,589
Goodwill amortization, net of income tax expense	-	997

Net income as adjusted	$5,825	$14,466

Basic earnings per share:
Earnings before cumulative effect
of change in accounting principle, as reported	$0.08	$0.16
Cumulative effect of change in accounting principle	-	0.04
Goodwill amortization, net of income tax expense	-	0.01

Earnings per share	$0.08	$0.21

Diluted earnings per share:
Earnings before cumulative effect
of change in accounting principle, as reported	$0.08	$0.16
Cumulative effect of change in accounting principle	-	0.04
Goodwill amortization, net of income tax expense	-	0.01

Earnings per share	$0.08	$0.21

Weighted average common shares used
in computing earnings per share:
Basic	70,305	67,943

Diluted	71,310	69,017

In July 2001, the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. The transition adjustment resulting from the adoption of this statement will be reported as a cumulative effect of change in accounting principle. The Company does not believe that the implementation of Statement 143 will have a significant impact on its financial condition and results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted Statement 144 on January 1, 2002. The adoption has not impacted the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

"Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility of the oil and gas industry, including the level of offshore exploration, production and development activity; risks of our growth strategy, including the risks of rapid growth and the risks inherent in acquiring businesses; changes in competitive factors affecting our operations; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the effect on our performance of regulatory programs and environmental matters; seasonality of the offshore industry in the Gulf of Mexico and our dependence on certain customers. These and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2001. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.

Overview

We are a leading provider of specialized oilfield services and equipment focused on serving the production-related needs of oil and gas companies primarily in the Gulf of Mexico. We believe that we are one of the few companies in the Gulf of Mexico capable of providing most post wellhead products and services necessary to maintain offshore producing wells, as well as the plug and abandonment services necessary at the end of their life cycle. We believe that our ability to provide our customers with multiple services and to coordinate and integrate their delivery from our liftboats allows us to maximize efficiency, reduce lead time and provide cost-effective services for our customers.

Over the past several years, we have significantly expanded the geographic scope of our operations and the range of production-related services we provide through both internal growth and strategic acquisitions. Recent acquisitions have expanded our geographic focus to select international market areas and added complementary product and service offerings. We provide a full range of products and services for our customers, including well intervention services, marine services, rental tools, and other oilfield services.

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

In the first quarter of 2002, our financial performance was impacted by a decreased demand for most of our services in comparison to the fourth quarter of 2001. For the quarter ended March 31, 2002, revenue decreased 12.3% to $104.8 million and net income decreased 45.5% to $5.8 million.

Our well intervention group segment's revenue decreased to $36.3 million in the first quarter of 2002 as compared to $45.4 million in the fourth quarter of 2001. This decrease was attributable to a decline in demand primarily for hydraulic workover, well control and coiled tubing services.

Our marine segment's revenue decreased 21.4% in the first quarter of 2002 over the fourth quarter of 2001. This decrease is attributable to a decline in the average day rates for our liftboat fleet from approximately $6,411 in the fourth quarter of 2001 to $5,434 in the first quarter of 2002. Utilization for our liftboat fleet fell slightly in the first quarter of 2002 as well.

Our rental segment's revenue slightly decreased 2% to $32.0 million in the first quarter of 2002 as compared to $32.6 million in the fourth quarter of 2001. The segment's steady performance is attributed to the consistent demand for drill pipe and high-pressure connecting iron in the deepwater Gulf of Mexico market area which offset decreased activity in the shallow water rental market.

Comparison of the Results of Operations for the Three Months Ended March 31, 2002 and 2001

For the three months ended March 31, 2002, our revenues were $104.8 million resulting in income before cumulative effect of change in accounting principle of $5.8 million or $0.08 diluted earnings per share. For the three months ended March 31, 2001, revenue was $91.3 million and net income before cumulative effect of change in accounting principle was $10.9 million or $0.16 diluted earnings per share. While the contribution of 2001 acquisitions increased revenue in the first quarter of 2002, the decrease in net income is the result of an overall decreased demand for most of our services The following discussion analyzes our operating results on a segment basis.

Well Intervention Group Segment

Revenue for our well intervention group was $36.3 million for the three months ended March 31, 2002, as compared to $32.1 for the same period in 2001. This increase in revenue is attributable to our 2001 acquisitions. This segment's gross margin percentage decreased to 37.2% in the three months ended March 31, 2002 from 43.7% in the three months ended March 31, 2001. The decrease in the gross margin percentage is the result of decreased demand for almost all of our services as production-related activity in the Gulf of Mexico decreased significantly.

Marine Segment

Our marine revenue for the three months ended March 31, 2002 increased 12.1% over the same period in 2001 to $14.6 million. We benefited in revenue from an additional 10 liftboats in our fleet in the first quarter of 2002 as compared to the first quarter of 2001 due to our acquisitions, and therefore, the average dayrate increased to $5,434 in the first quarter of 2002 from $5,043 in the first quarter of 2001. The gross margin percentage decreased from 52.7% to 34.5% as utilization for all of our liftboat classes declined in the first quarter of 2002. The fleet's average utilization decreased to 66.9% from 80.8% in the same period in 2001.

Rental Tools Segment

Revenue for our rental tools segment for the three months ended March 31, 2002 was $32.0 million, a 16.9% increase over the same period in 2001. The increase in this segment's revenue was primarily due to the contribution of our 2001 acquisitions and the additional rental tools we purchased in 2001. Through our acquisitions, we expanded our rental tool inventory to include an expanded line of drill pipe, drill collars, and drill string accessories and services. The gross margin percentage increased to 71.3% in the three months ended March 31, 2002 from 64.3% in the same period in 2001 due to a change in the mix of our rental revenue.

Other Oilfield Services Segment

Other oilfield services revenue for the three months ended March 31, 2002 was $22.0 million, a 16.7% increase over the $18.8 million in revenue in the same period in 2001. The gross margin percentage decreased to 19.5% in the three months ended March 31, 2002 from 23.8% in the same period in 2001. Although this segment generated more revenue primarily from the Company's acquisition of an environmental services company, it was impacted by decreased activity in the Gulf of Mexico, especially for offshore construction and fabrication services which resulted in a decline in gross margin.

Depreciation and amortization

Depreciation and amortization increased to $9.5 million in the three months ended March 31, 2002 from $6.8 million in the same period in 2001. The increase resulted mostly from our larger asset base as a result of our acquisitions and capital expenditures during 2001. As of January 1, 2002, we ceased amortizing our goodwill, whereas approximately $1 million of goodwill amortization expense was recorded in the first quarter of 2001.

General and administrative

General and administrative expenses increased to $21.2 million for the three months ended March 31, 2002 from $14.6 million for the same period in March 31, 2001. The increase is primarily the result of our acquisitions and our internal growth.

Liquidity and Capital Resources

Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $9.8 million at March 31, 2002 compared to $1.9 million at March 31, 2001. In the three months ended March 31, 2002, we generated net cash from operating activities of $18.3 million. We supplemented our cash flow with the sale of 4.2 million shares of common stock during the first quarter of 2002. The offering generated net proceeds of approximately $38.8 million.

We made capital expenditures of $16.6 million during the three months ended March 31, 2002, of which approximately $10.1 million was used to further expand our rental tool equipment inventory and approximately $3.4 million was used on property expansion inclusive of our Broussard facility. We also made $1.8 million of capital expenditures to expand the asset base of our well intervention group and other oilfield services group. In April 2002, we purchased a 250-foot class liftboat for $22.5 million. We currently believe that we will make additional capital expenditures, excluding acquisitions and targeted asset purchases, of approximately $30 to $34 million during 2002 primarily to continue construction of two vessels, to continue construction on our facility in Broussard, Louisiana and to further expand our rental tool inventory. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

In the three months ended March 31, 2002, we acquired Environmental Treatment Team by converting $18.6 million of notes and other receivables into 100% ownership of ETT. Additional consideration, if any, will be based upon a multiple of four times ETT's annual average EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less $9 million, to be determined in the second quarter of 2003. While the amounts of additional consideration payable depend upon ETT's operating performance and are difficult to predict accurately, we estimate that the additional consideration payable for all of our acquisitions will be approximately $47.1 million, with $18.8 million potentially payable in 2003 and $28.3 million in 2004. These amounts are not classified as liabilities under generally accepted accounting principles and not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We have no other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.

We have $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments, which commenced November 15, 2001, and continue through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevents us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur additional debt in an amount equal to 30% of our net tangible assets, which was approximately $128 million at March 31, 2002, without satisfying this requirement. The indenture also contains covenants that restrict our ability to create certain liens, sell assets, or enter into certain mergers or acquisitions.

We also have a bank credit facility with term loans in an aggregate amount of $50.4 million at March 2002 (after a $20 million principal payment made in March 2002) and a revolving credit facility of $75 million. The credit facility bears interest at a LIBOR rate plus margins that depend on our leverage ratio. As of May 8, 2002, the amounts outstanding under the term loans were $50.4 million, $12.6 million was outstanding under our revolving credit facility, and the weighted average interest rate on amounts outstanding under the credit facility was 4.1% per annum. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our capital expenditures, our ability to pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

In April 2002, we closed a $20.2 million long-term financing for construction of two 245-foot class liftboats. This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD). This debt will be payable in equal semi-annual installments beginning six months after the first delivery date, expected in May 2002, and maturing 25 years from such date. It is collateralized by the liftboats, and bears an interest rate of 6.45%. In accordance with the agreement, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

We intend to continue implementing our growth strategy of increasing our scope of services through both internal growth and strategic acquisitions. Depending on the size of any future acquisitions, we may require additional equity or debt financing in excess of our current working capital and amounts available under our revolving credit facility.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement 141, Business Combinations. Statement 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001, and specifies criteria for recognizing intangible assets acquired in a business combination. In accordance with Statement 141, we are accounting for all business combinations initiated or completed after June 30, 2001 using the purchase method of accounting.

In July 2001, the Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill as well as other intangible assets with indefinite lives no longer be amortized, but instead tested annually for impairment, and is effective for fiscal years beginning after December 15, 2001. Prior to the adoption of Statement 142, we evaluated the recoverabilility of goodwill based on undiscounted estimates for cash flow in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In connection with Statement 142, the transitional goodwill impairment evaluation requires us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We then have up to the end of the second fiscal quarter of 2002 from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying value. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with the statement, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in our statement of operations.

In July 2001, the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations. This standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. The transition adjustment resulting from the adoption of this statement will be reported as a cumulative effect of change in accounting principle. We do not believe the implementation of Statement 143 will have a significant impact on our financial condition and results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. We adopted Statement 144 on January 1, 2002, and the adoption had no impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risks since the year ended December 31, 2001. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a)	The following exhibits are filed with this Form 10-Q:

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company's Certificate of Incorporation (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

(b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended March 31, 2002:

On February 28, 2002 the Company filed a current report on Form 8-K reporting, under item 5, the announcement of earnings for the fourth quarter ended December 31, 2001.

On March 8, 2002, the Company filed a current report on Form 8-K reporting, under item 5, the sale of 3,650,000 shares of its common stock, $.001 par value per share.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: May 14, 2002	By: /s/ Robert S. Taylor Robert S. Taylor Chief Financial Officer (Principal Financial and Accounting Officer)