Form 10-Q
period 2002-06-30
SUPERIOR ENERGY SERVICES INC
filed 2002-08-13
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
X	OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No __

The number of shares of the Registrant's common stock outstanding on August 12, 2002 was 73,765,241.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended June 30, 2002

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

PART II OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders	18
Item 6. Exhibits and Reports on Form 8-K	18

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2002 and December 31, 2001

(in thousands, except share data)

	6/30/2002	12/31/2001
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 7,568	$ 3,769
Accounts receivable - net	100,991	109,835
Income taxes receivable	10,153	11,694
Escrowed funds	10,734	-
Prepaid insurance and other	13,965	10,181

Total current assets	143,411	135,479

Property, plant and equipment - net	390,560	345,878
Goodwill - net	156,716	148,729
Notes receivable	-	23,062
Investments in affiliates	12,551	-
Other assets - net	7,731	12,372

Total assets	$ 710,969	$ 665,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 22,217	$ 34,843
Accrued expenses	26,513	26,841
Deferred income taxes	180	510
Current maturities of long-term debt	14,268	16,727

Total current liabilities	63,178	78,921

Deferred income taxes	58,260	47,390
Long-term debt	262,843	269,633

Stockholders' equity:
Preferred stock of $.01 par value. Authorized,
5,000,000 shares; none issued	-	-
Common stock of $.001 par value. Authorized, 125,000,000
shares; issued and outstanding, 73,759,191 shares at June 30, 2002,
69,322,886 at December 31, 2001	74	69
Additional paid-in capital	367,602	324,898
Accumulated other comprehensive income	89	16
Accumulated deficit	(41,077)	(55,407)

Total stockholders' equity	326,688	269,576

Total liabilities and stockholders' equity	$ 710,969	$ 665,520

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2002 and 2001

(in thousands, except per share data)

 (unaudited)

	Three Months		Six Months
	2002	2001	2002	2001

Revenues	$ 112,730	$ 109,639	$ 217,556	$ 200,895

Costs and expenses:
Cost of services	62,140	55,719	121,378	104,037
Depreciation and amortization	10,456	8,129	19,978	14,898
General and administrative	21,426	17,108	42,639	31,726

Total costs and expenses	94,022	80,956	183,995	150,661

Income from operations	18,708	28,683	33,561	50,234

Other income (expense):
Interest expense, net of amounts capitalized	(5,321)	(4,976)	(10,730)	(8,546)
Interest income	140	592	325	1,052
Equity in income of affiliates	145	-	145	-

Income before income taxes and cumulative effect of
change in accounting principle	13,672	24,299	23,301	42,740

Income taxes	5,167	9,963	8,971	17,524

Income before cumulative effect of change in
accounting principle	8,505	14,336	14,330	25,216

Cumulative effect of change in accounting principle, net
of income tax expense of $1,655	-	-	-	2,589

Net income	$ 8,505	$ 14,336	$ 14,330	$ 27,805

Basic earnings per share:
Earnings before cumulative effect of change in
accounting principle	$ 0.12	$ 0.21	$ 0.20	$ 0.37
Cumulative effect of change in accounting principle	-	-	-	0.04
Earnings per share	$ 0.12	$ 0.21	$ 0.20	$ 0.41

Diluted earnings per share:
Earnings before cumulative effect of change in
accounting principle	$ 0.11	$ 0.21	$ 0.20	$ 0.36
Cumulative effect of change in accounting principle	-	-	-	0.04
Earnings per share	$ 0.11	$ 0.21	$ 0.20	$ 0.40

Weighted average common shares used
in computing earnings per share:
Basic	73,737	68,287	72,030	68,126
Incremental common shares from
stock options	1,233	912	1,112	911
Diluted	74,970	69,199	73,142	69,037

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2002 and 2001

(in thousands)

(unaudited)

	2002	2001

Cash flows from operating activities:
Net income	$ 14,330	$ 27,805
Adjustments to reconcile net income
to net cash provided by operating activities:
Cumulative effect of change in accounting principle	-	(2,589)
Depreciation and amortization	19,978	14,898
Deferred income taxes	11,121	5,695
Equity in income of affiliates	(145)	-
Changes in operating assets and liabilities,
net of acquisitions:
Accounts receivable	11,989	(23,114)
Other - net	(1,010)	1,416
Accounts payable	(13,707)	(1,890)
Accrued expenses	(912)	2,864
Income taxes	3,141	4,848

Net cash provided by operating activities	44,785	29,933

Cash flows from investing activities:
Payments for purchases of property and equipment	(56,367)	(37,784)
Acquisitions of businesses, net of cash acquired	(2,065)	(80,503)
Increase in notes receivable	-	(2,015)
Other	-	2,315

Net cash used in investing activities	(58,432)	(117,987)

Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	400	500
Proceeds from long-term debt	9,507	200,000
Principal payments on long-term debt	(31,385)	(109,786)
Debt acquisition costs	(1,285)	(5,890)
Proceeds from issuance of stock	38,836	-
Proceeds from exercise of stock options	1,373	3,535

Net cash provided by financing activities	17,446	88,359

Net increase in cash	3,799	305

Cash and cash equivalents at beginning of period	3,769	4,254

Cash and cash equivalents at end of period	$ 7,568	$ 4,559

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Six Months Ended June 30, 2002 and 2001

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

The financial information of Superior Energy Services, Inc. and its subsidiaries (the Company) for the three and six months ended June 30, 2002 and 2001 has not been audited.  However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein.  The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.  Certain previously reported amounts have been reclassified to conform to the 2002 presentation.

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

(4)    Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001.  The Company uses interest rate swap agreements to manage its interest rate exposure.  The Company specifically designates these agreements as cash flow hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period the differentials occur.  Under interest rate swap agreements, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount.  In accordance with the transition provisions of Statement 133, on January 1, 2001, the Company recorded a receivable of approximately $62,000 and a corresponding credit of approximately $36,000, net of income tax, in accumulated other comprehensive income.

(5)    Escrowed Funds

Escrowed funds include the remaining $10.7 million of the $20.2 million proceeds generated from the U.S. Government guaranteed financing for construction of two 245-foot class liftboats (see note 9 to the unaudited consolidated financial statements).  In the second quarter of 2002, we received $9.5 million from the escrowed funds as construction was completed on the first 245-foot class liftboat.  The remaining $10.7 million of escrowed funds will become available to reimburse the Company for the majority of the cash invested in constructing the second 245-foot class liftboat upon the completion of the vessel.  The Company anticipates that this liftboat will be completed during the fourth quarter of 2002.

(6)     Investments in Affiliates

In June 2002, the Company contributed a note receivable of $8.9 million and fixed assets of approximately $2.6 million net book value to obtain a 54.3% ownership interest in Lamb Energy Services, L.L.C. (Lamb Energy Services), a rental tool company.  The Company is accounting for its investment under the equity method of accounting, as it does not have voting or operational control of Lamb Energy Services.  Investments in affiliates also includes a 50% ownership interest in a company that owns an airplane.  The equity in income from these investments was approximately $145,000 for the three and six months ended June 30, 2002.

(7)     Business Combinations

Effective January 1, 2002, the Company made an acquisition of Environmental Treatment Team, L.L.C. (ETT), by converting $18.6 million of notes and other receivables into 100% ownership of ETT to further expand the environmental services of the Company.  Additional consideration, if any, will be based upon a multiple of four times ETT's average annual EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less $9 million, to be determined in the second quarter of 2003.  The Company currently estimates that the total additional consideration, if any, will not exceed $8 million.  The acquisition has been accounted for as a purchase and the acquired assets and liabilities have been valued at their estimated fair market value.  The purchase price allocated to net assets was approximately $13.0 million, and the excess purchase price over the fair value of net assets of approximately $5.6 million was allocated to goodwill.  The results of operations have been included from the acquisition date.

In the year ended December 31, 2001, the Company made five acquisitions for a total of $108 million in consideration, of which $2 million was paid with common stock.  These acquisitions have been accounted for as purchases and the results of operations have been included from the respective acquisition date.

The following unaudited pro forma information for the three and six months ended June 30, 2001 presents a summary of the consolidated results of operations as if the business acquisitions described above had occurred on January 1, 2001, with pro forma adjustments to give effect to the adoption of Financial Accounting Standards Board Statement No. 142 to require no amortization of goodwill and adjustments for depreciation and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2001	2001

Revenues	$ 132,434	$ 249,958
Income before cumulative effect of change in accounting principle	$ 18,884	$ 33,227
Basic earnings per share before cumulative effect of change in accounting principle	$ 0.28	$ 0.49
Diluted earnings per share before cumulative effect of change in accounting principle	$ 0.27	$ 0.48

The above pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been effected on January 1, 2001.

Most of the Company's acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average EBITDA over a three-year period from the respective date of acquisition.  In the six months ended June 30, 2002, the Company capitalized and paid additional consideration of $2.3 million related to two of its acquisitions.  While the amounts of additional consideration payable depend upon the acquired company's operating performance and are difficult to predict accurately, the Company estimates that the additional consideration payable for its acquisitions is approximately $44.3 million, with $16.0 million potentially payable in 2003 and $28.3 million in 2004.  These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company's financial statements until the amounts are fixed and determinable.  When amounts are determined, they are capitalized as part of the purchase price of the related acquisition.  The Company has no other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements, with the exception of the guarantee of Lamb Energy Services' $15 million credit facility (see note 9 to the unaudited consolidated financial statements).

(8)      Segment Information

Beginning January 1, 2002, the Company modified its segment disclosure by combining the field management segment with the environmental and other segment (other oilfield services segment) in order to better reflect how the chief operating decision maker of the Company evaluates the Company's results of operations.  The Company's reportable segments are as follows: well intervention group, marine, rental tools and other oilfield services.  Each segment offers products and services within the oilfield services industry.  The well intervention group segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services, electric wireline services, hydraulic drilling and workover services and mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well.  The marine segment operates liftboats for oil and gas production facility maintenance and construction operations as well as production service activities. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities.  The other oilfield services segment provides contract operations and maintenance services, interconnect piping services, sandblasting and painting maintenance services, transportation and logistics services, offshore oil and gas cleaning services, dockside cleaning of items, including supply boats, cutting boxes, and process equipment, and manufactures and sells drilling instrumentation and oil spill containment equipment.  All the segments operate primarily in the Gulf of Mexico.

Summarized financial information concerning the Company's segments for the three and six months ended June 30, 2002 and 2001 is shown in the following tables (in thousands):

Three Months Ended June 30, 2002

				Other
	Well		Rental	Oilfield	Unallocated	Consolidated
	Intervention	Marine	Tools	Services	Amount	Total

Revenues	$ 40,186	$ 17,760	$ 29,310	$ 25,474	$ -	$ 112,730
Cost of services	22,282	10,961	9,200	19,697	-	62,140
Depreciation and amortization	2,645	1,680	4,930	1,201	-	10,456
General and administrative	9,070	1,699	7,065	3,592	-	21,426
Operating income	6,189	3,420	8,115	984	-	18,708
Interest expense	-	-	-	-	(5,321)	(5,321)
Interest income	-	-	-	-	140	140
Equity in income of affiliates	-	-	145	-	-	145

Income (loss) before income taxes	$ 6,189	$ 3,420	$ 8,260	$ 984	$ (5,181)	$ 13,672

Three Months Ended June 30, 2001

				Other
	Well		Rental	Oilfield	Unallocated	Consolidated
	Intervention	Marine	Tools	Services	Amount	Total

Revenues	$ 41,604	$ 18,483	$ 29,141	$ 20,411	$ -	$ 109,639
Cost of services	21,602	7,883	10,561	15,673	-	55,719
Depreciation and amortization	2,533	1,206	3,616	774	-	8,129
General and administrative	6,528	1,518	6,283	2,779	-	17,108
Operating income	10,941	7,876	8,681	1,185	-	28,683
Interest expense	-	-	-	-	(4,976)	(4,976)
Interest income	-	-	-	-	592	592

Income (loss) before income taxes and cumulative effect of change in accounting principle	$ 10,941	$ 7,876	$ 8,681	$ 1,185	$ (4,384)	$ 24,299

Six Months Ended June 30, 2002

				Other
	Well		Rental	Oilfield	Unallocated	Consolidated
	Intervention	Marine	Tools	Services	Amount	Total

Revenues	$ 76,474	$ 32,346	$ 61,275	$ 47,461	$ -	$ 217,556
Cost of services	45,075	20,509	18,388	37,406	-	121,378
Depreciation and amortization	5,211	3,142	9,395	2,230	-	19,978
General and administrative	17,396	3,374	14,990	6,879	-	42,639
Operating income	8,792	5,321	18,502	946	-	33,561
Interest expense	-	-	-	-	(10,730)	(10,730)
Interest income	-	-	-	-	325	325
Equity in income of affiliates	-	-	145	-	-	145

Income (loss) before income taxes	$ 8,792	$ 5,321	$ 18,647	$ 946	$ (10,405)	$ 23,301

Six Months Ended June 30, 2001

				Other
	Well		Rental	Oilfield	Unallocated	Consolidated
	Intervention	Marine	Tools	Services	Amount	Total

Revenues	$ 73,670	$ 31,490	$ 56,480	$ 39,255	$ -	$ 200,895
Cost of services	39,656	14,033	20,323	30,025	-	104,037
Depreciation and amortization	4,572	2,056	6,989	1,281	-	14,898
General and administrative	11,827	2,657	12,028	5,214	-	31,726
Operating income	17,615	12,744	17,140	2,735	-	50,234
Interest expense	-	-	-	-	(8,546)	(8,546)
Interest income	-	-	-	-	1,052	1,052

Income (loss) before income taxes and cumulative effect of change in accounting principle	$ 17,615	$ 12,744	$ 17,140	$ 2,735	$ (7,494)	$ 42,740

(9)    Debt

The Company has $200 million of 8 7/8% senior notes due 2011 that were registered under the Securities Act of 1933.  The indenture governing the senior notes requires semi-annual interest payments which commenced November 15, 2001 and continue through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevents the Company from incurring additional debt, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.25 to 1, except that the Company may incur additional debt in an amount equal to 30% of its net tangible assets, which was approximately $141 million at June 30, 2002, without satisfying this requirement.  The indenture also contains covenants that restrict the Company's ability to create certain liens, sell assets, or enter into certain mergers or acquisitions.

The Company has a bank credit facility consisting of term loans in an aggregate amount of $47.2 million at June 30, 2002 and a revolving credit facility of $75 million.  The term loans require quarterly principal installments in the amount of $3.2 million a quarter through December 31, 2004 and $2.4 million on March 31, 2005.  A balance of $11.2 million is due on the facility maturity date of May 2, 2005.  The credit facility bears interest at a LIBOR rate plus margins that depend on the Company's leverage ratio.  Indebtedness under the credit facility is secured by substantially all of the Company's assets, including the pledge of the stock of the Company's subsidiaries.  The credit facility contains customary events of default and requires that the Company satisfy various financial covenants.  It also limits the Company's capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, make changes to the Company's capital structure, create liens or incur additional indebtedness. At June 30, 2002, the Company was in compliance with all such covenants.

In April 2002, the Company closed a $20.2 million long-term financing for construction of two 245-foot class liftboats.  This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (MARAD).  The debt is payable in equal semi-annual installments of $405,000 beginning December 3, 2002, and maturing June 3, 2027.  It is collateralized by the two liftboats, and bears an interest rate of 6.45%.  In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

The Company owns a 54.3% interest in Lamb Energy Services, which has a $15 million credit facility under a loan agreement with a syndicate of banks, maturing in 2004.  The Company fully guaranteed the credit facility.  The Company does not expect to incur any losses as a result of the guarantee.  As of June 30, 2002, Lamb Energy had $12 million outstanding on this credit facility.

(10)    Equity

In March 2002, the Company sold 4.2 million shares of common stock.  The offering generated net proceeds to the Company of approximately $38.8 million.

(11)    Commitments and Contingencies

From time to time, the Company is involved in litigation arising out of operations in the normal course of business.  In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(12)    Accounting Pronouncements

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

In July 2001, the Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets.  Statement 142 requires that goodwill as well as other intangible assets with indefinite lives no longer be amortized, but instead tested annually for impairment, and is effective for fiscal years beginning after December 15, 2001.  Prior to the adoption of Statement 142, the Company evaluated the recoverability of goodwill based on undiscounted estimates for cash flow in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.  In connection with Statement 142, the transitional goodwill impairment evaluation required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, January 1, 2002.  To accomplish this, the Company identified its reporting units (which are consistent with the Company's reportable segments) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company then estimated the fair value of each reporting unit and compared it to the reporting unit's carrying value.  Based on this test, the fair value of the reporting units exceeded the carrying amount, and the second step of the impairment test was not required.  No impairment loss has been recognized as the result of the adoption of Statement 142.

The following table presents net income for each period exclusive of amortization expense recognized in such periods related to goodwill which is no longer amortized resulting from the adoption of Statement 142.  Amounts are in thousands except per share information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Income before cumulative effect of change
in accounting principle, as reported	$ 8,505	$ 14,336	$ 14,330	$ 25,216
Cumulative effect of change in accounting
principle, net of income tax expense, as reported	-	-	-	2,589
Goodwill amortization, net of income tax expense	-	1,008	-	2,005
Net income as adjusted	$ 8,505	$ 15,344	$ 14,330	$ 29,810

Basic earnings per share:
Earnings before cumulative effect
of change in accounting principle, as reported	$ 0.12	$ 0.21	$ 0.20	$ 0.37
Cumulative effect of change in accounting principle	-	-	-	0.04
Goodwill amortization, net of income tax expense	-	0.01	-	0.03
Earnings per share	$ 0.12	$ 0.22	$ 0.20	$ 0.44

Diluted earnings per share:
Earnings before cumulative effect
of change in accounting principle, as reported	$ 0.11	$ 0.21	$ 0.20	$ 0.36
Cumulative effect of change in accounting principle	-	-	-	0.04
Goodwill amortization, net of income tax expense	-	0.01	-	0.03
Earnings per share	$ 0.11	$ 0.22	$ 0.20	$ 0.43

Weighted average common shares used
in computing earnings per share:
Basic	73,737	68,287	72,030	68,126
Diluted	74,970	69,199	73,142	69,037

In July 2001, the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations.  This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002.  The transition adjustment resulting from the adoption of this statement will be reported as a cumulative effect of change in accounting principle.  The Company does not believe that the adoption of Statement 143 will have a significant impact on its financial condition and results of operations.

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

In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  This Statement rescinds Statement  4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria  in APB No. 30.  Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item.  Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified.  The Company will adopt the provisions related to the rescission of Statement  4 as of January 1, 2003.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities.  Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred.  Statement 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect (if any) that adopting Statement 146 will have on its consolidated financial position, results of operations or cash flows.

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

Overview

We are a leading provider of specialized oilfield services and equipment focused on serving the production-related needs of oil and gas companies primarily in the Gulf of Mexico.  We believe that we are one of the few companies in the Gulf of Mexico capable of providing most post wellhead products and services necessary to maintain offshore producing wells, as well as the plug and abandonment services necessary at the end of their life cycle.  We believe that our ability to provide our customers with multiple services and to coordinate and integrate their delivery from our liftboats allows us to maximize efficiency, reduce lead-time and provide cost-effective services for our customers.

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

Our financial performance is impacted by the broader economic trends affecting our customers.  The demand for our services and equipment is cyclical due to the nature of the energy industry.  Our operating results are directly tied to industry demand for our services, most of which are performed on the outer continental shelf in the Gulf of Mexico.  While we have focused on providing production-related services where, historically, demand has not been as volatile as for exploration-related services, we expect our operating results to be highly dependent upon industry activity levels in the Gulf of Mexico.  For additional segment financial information, see note 8 to our unaudited consolidated financial statements.

In the second quarter of 2002, our financial performance was impacted by an increased demand for most of our services in comparison to the first quarter of 2002.  For the quarter ended June 30, 2002, revenue increased 7.5% to $112.7 million and net income increased 46% to $8.5 million.

Our well intervention group segment's revenue increased to $40.2 million in the second quarter of 2002 as compared to $36.3 million in the first quarter of 2002.  This increase was attributable to an increased demand for hydraulic workover, well control, plug and abandonment and mechanical wireline services.  The completion of a large-scale well control project in Indonesia offset the decreased activity in our coiled tubing services.

Our marine segment's revenue increased 21.8% in the second quarter of 2002 over the first quarter of 2002.  This increase is attributable to an increase in the average day rates for our liftboat fleet from approximately $5,434 in the first quarter of 2002 to $5,846 in the second quarter of 2002.  Utilization for our liftboat fleet increased in the second quarter of 2002 as well.  The segment also benefited from additional revenues generated by a new 250-foot class liftboat, which was added to the fleet in April 2002, and a new 245-foot class liftboat, which was added to the fleet in June 2002.

Our rental segment's revenue slightly decreased by 8.3% to $29.3 million in the second quarter of 2002 as compared to $32.0 million in the first quarter of 2002.  The segment experienced decreased demand for drill pipe and high-pressure connecting iron in the deepwater Gulf of Mexico market area due to project timing for certain customers.

Our other oilfield services segment's revenue was $25.5 million, a 16% increase over the first quarter of 2002.  Revenue growth was due primarily to increased activity for waste disposal, field management, and construction and fabrication projects as a result of improved weather during the period.

Comparison of the Results of Operations for the Three Months Ended June 30, 2002 and 2001

For the three months ended June 30, 2002, our revenues were $112.7 million resulting in net income of $8.5 million or $0.11 diluted earnings per share.  For the three months ended June 30, 2001, revenues were $109.6 million and net income was $14.3 million or $0.21 diluted earnings per share.  While the contribution of acquisitions and a larger asset base generated increased revenue in the second quarter of 2002 as compared to the same period in 2001, the decrease in net income is the result of an overall decreased demand for most of our services resulting in lower utilization of the company's expanded asset base.  The following discussion analyzes our operating results on a segment basis.

Well Intervention Group Segment

Revenue for our well intervention group was $40.2 million for the three months ended June 30, 2002, as compared to $41.6 for the same period in 2001.  This segment's gross margin percentage decreased to 44.6% in the three months ended June 30, 2002 from 48.1% in the three months ended June 30, 2001.  The decrease in the revenue and gross margin percentage is the result of decreased demand for almost all of our services as production-related activity in the Gulf of Mexico decreased significantly.  The completion of a large-scale well control project in Indonesia during the second quarter of 2002 offset some of the decreased demand for the other services in the well intervention group.

Marine Segment

Our marine revenue for the three months ended June 30, 2002 decreased 3.9% over the same period in 2001 to $17.8 million.  Although an additional 3 liftboats have been added to our fleet since the end of the second quarter of 2001, the average dayrate decreased to $5,846 in the second quarter of 2002 from $6,116 in the second quarter of 2001.  The gross margin percentage for the three months ended June 30, 2002 decreased  to 38.3% from 57.3% for the same period in 2001 as the fleet's average utilization declined to 72.4% in the second quarter of 2002 from 83.5% in the same period in 2001.  Additional fixed costs associated with new liftboats in the fleet also contributed to the decline in gross margin percentage.

Rental Tools Segment

Revenue for our rental tools segment for the three months ended June 30, 2002 was $29.3 million, a 0.6% increase over the same period in 2001.  The increase in this segment's revenue was primarily due to the contribution of our 2001 acquisitions and the additional asset base.  Through our acquisitions, we increased our rental tool inventory to include an expanded line of drill pipe, drill collars, and drill string accessories and services.  The gross margin percentage increased to 68.6% in the three months ended June 30, 2002 from 63.8% in the same period in 2001 due primarily to a change in the mix of our rental revenue.

Other Oilfield Services Segment

Other oilfield services revenue for the three months ended June 30, 2002 was $25.5 million, a 24.8% increase over the $20.4 million in revenue in the same period in 2001.  The gross margin percentage decreased to 22.7% in the three months ended June 30, 2002 from 23.2% in the same period in 2001.  This segment generated more revenue primarily from the Company's acquisition of an environmental services company.  However, the gross margin percentage declined as a result of growth in the lower margin offshore construction and fabrication services.

Depreciation and amortization

Depreciation and amortization increased to $10.5 million in the three months ended June 30, 2002 from $8.1 million in the same period in 2001.  The increase resulted mostly from our larger asset base as a result of our acquisitions and capital expenditures during 2001 and 2002.  As of January 1, 2002, we ceased amortizing our goodwill, whereas approximately $1 million of goodwill amortization expense was recorded in the second quarter of 2001.

General and administrative

General and administrative expenses increased to $21.4 million for the three months ended June 30, 2002 from $17.1 million for the same period in June 30, 2001.  The increase is primarily the result of our acquisitions.

Comparison of the Results of Operations for the Six Months Ended June 30, 2002 and 2001

For the six months ended June 30, 2002, our revenues were $217.6 million resulting in net income of $14.3 million or $0.20 diluted earnings per share, as compared to revenue of $200.9 million and income before cumulative effect of change in accounting principle of $25.2 million or $0.36 diluted earnings per share for the same period in 2001.  The increase in revenue is the result of our acquisitions and larger asset base; however, the decline in operating income is a result of the overall decline in activity in the Gulf of Mexico.  The following discussion analyzes our operating results on a segment basis.

Well Intervention Group Segment

Revenue for our well intervention group was $76.5 million for the six months ended June 30, 2002, 3.8% higher than the same period in 2001.  This segment's gross margin decreased from 46.2% in the six months ended June 30, 2001 to 41.1 % in the six months ended June 30, 2002.  Demand and pricing decreased for almost all of our services as production-related activity decreased significantly.  The increase in revenue is the result of the expansion of our services by offering well control services.

Marine Segment

Our marine revenue for the six months ended June 30, 2002 increased 2.7% over the same period in 2001 to $32.3 million whereas the gross margin percentage decreased from 55.4% to 36.6% as utilization for most liftboat classes declined in 2002.  The fleet's average dayrate for the first half of 2002 increased slightly by 0.4% and utilization declined to 69.7% from 82.3% in the same period in 2001.  The revenue benefited from the increased size of our liftboat fleet due to our acquisitions but additional fixed costs associated with more liftboats in the fleet contributed to the decline in the gross margin percentage.

Rental Tools Segment

Revenue for our rental tools segment for the six months ended June 30, 2002 was $61.3 million, an 8.5% increase over the same period in 2001.  The increase in this segment's revenue resulted from acquisitions and a larger asset base.  Through our acquisitions, we expanded our rental tool inventory to include additional drill pipe and handling tools.  The gross margin percentage increased to 70.0% in the six months ended June 30, 2002 from 64.0% in the same period in 2001 due to a change in the mix of our rental revenue.

Other Oilfield Services Segment

Other oilfield services revenue for the six months ended June 30, 2002 was $47.5 million, a 20.9% increase over the same period in 2001.  The gross margin percentage decreased to 21.2% in the six months ended June 30, 2002 from 23.5% in the same period in 2001.  This segment generated more revenue primarily from the acquisition of an environmental services company.  However, the gross margin percentage declined as a result of growth in the lower margin offshore construction and fabrication services.

Depreciation and amortization

Depreciation and amortization increased to $20.0 million in the six months ended June 30, 2002 from $14.9 million in the same period in 2001.  The increase mostly resulted from our larger asset base as a result of our acquisitions and capital expenditures during 2001 and 2002.  As of January 1, 2002, we ceased amortizing our goodwill, whereas approximately $2 million of goodwill amortization expense was recorded in the six months ended June 30, 2001.

General and administrative

General and administrative expenses increased to $42.6 million in the six months ended June 30, 2002 from $31.7 million in the same period in 2001.  The increase is primarily the result of our acquisitions.

Liquidity and Capital Resources

Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions.  Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility.  We had cash and cash equivalents of $7.6 million at June 30, 2002 compared to $4.6 million at June 30, 2001.  In the six months ended June 30, 2002, we generated net cash from operating activities of $44.8 million.  We supplemented our cash flow with the sale of 4.2 million shares of common stock during the first quarter of 2002, which generated net proceeds of approximately $38.8 million.

We made capital expenditures of $56.4 million during the six months ended June 30, 2002, of which $25 million was for liftboats, including the purchase of a 250-foot class liftboat, approximately $18 million was used to expand and maintain our rental tool equipment inventory and approximately $6.9 million was used on facilities construction inclusive of our facility in Broussard, Louisiana.  We also made $6.5 million of capital expenditures to expand and maintain the asset base of our well intervention group and other oilfield services group.  We currently believe that we will make additional capital expenditures, excluding acquisitions and targeted asset purchases, of approximately $28 million during 2002 primarily to continue construction of a vessel, to continue construction on our Broussard facility and to further expand our rental tool inventory.  We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

In January 2002, we acquired Environmental Treatment Team by converting $18.6 million of notes and other receivables into 100% ownership of ETT to further expand our environmental services.  Additional consideration, if any, will be based upon a multiple of four times ETT's annual average EBITDA (earnings before interest, income taxes, depreciation and amortization expense) less $9 million, to be determined in the second quarter of 2003.  While the amounts of additional consideration payable depend upon ETT's operating performance and are difficult to predict accurately, we currently estimate that the total additional consideration, if any, will not exceed $8 million.

In June 2002, we made an investment in a rental tool company, Lamb Energy Services, L.L.C., of approximately $11.5 million through the contribution of an $8.9 million note receivable and $2.6 million of rental tool assets.  The equity in income from our investment in affiliate was approximately $145,000 for June 2002.

Lamb Energy Services established a credit facility for $15 million under a loan agreement with a syndicate of banks, maturing in 2004.  We have fully guaranteed the loan, and we do not expect to incur any losses as a result of the guarantee.  As of June 30, 2002, Lamb Energy Services had $12 million outstanding on its credit facility.

We have outstanding $200 million of 8 7/8% senior notes due 2011.  The indenture governing the senior notes requires semi-annual interest payments, which commenced November 15, 2001, and continue through the maturity date of May 15, 2011.  The indenture governing the senior notes contains certain covenants that, among other things, prevents us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur additional debt in an amount equal to 30% of our net tangible assets, which was approximately $141 million at June 30, 2002, without satisfying this requirement.  The indenture also contains covenants that restrict our ability to create certain liens, sell assets, or enter into certain mergers or acquisitions.

We also have a bank credit facility with term loans in an aggregate amount of $47.2 million at June 30, 2002 (after a $20 million principal payment made in March 2002) and a revolving credit facility of $75 million.  We amended our bank credit facility in June 2002 to allow us to guarantee the credit facility of Lamb Energy Services and to decrease the quarterly principal payment on our term loans by $900,000 per quarter.  The credit facility bears interest at a LIBOR rate plus margins that depend on our leverage ratio.  As of August 5, 2002, the amounts outstanding under the term loans were $47.2 million, $1.8 million was outstanding under our revolving credit facility, and the weighted average interest rate on amounts outstanding under the credit facility was 4.0% per annum.  Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our subsidiaries.  The credit facility contains customary events of default and requires that we satisfy various financial covenants.  It also limits our capital expenditures, our ability to pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

In April 2002, we closed a $20.2 million long-term financing for construction of two 245-foot class liftboats.  This U.S. Government guaranteed financing is pursuant to Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD).  This debt is payable in equal semi-annual installments of $405,000 beginning December 3, 2002,  and maturing June 3, 2027.  It is collateralized by the liftboats, and bears an interest rate of 6.45%.  In accordance with the agreement, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

The following table summarizes our contractual cash obligations and commercial commitments at June 30, 2002 (amounts in thousands):

Description	Remaining Six Months 2002	2003	2004	2005	2006	Thereafter

Long-term debt	$ 7,209	$ 14,062	$ 23,595	$ 14,539	$ 880	$ 216,826
Operating leases	1,915	2,558	1,734	1,220	710	1,370
Vessel construction	10,990	-	-	-	-	-

Total	$ 20,114	$ 16,620	$ 25,329	$ 15,759	$ 1,590	$ 218,196

The table does not include the guarantee of the Lamb Energy Services $15 million credit facility under which $12 million was outstanding as of June 30, 2002, or any potential additional consideration that may be payable as a result of our acquisitions.  We have fully guaranteed the credit facility, and we do not expect to incur any losses as a result of the guarantee.  Additional consideration is generally based on the acquired company's operating performance after the acquisition as measured by earnings before interest, income taxes, depreciation and amortization and other adjustments intended to exclude extraordinary items.  While the amounts payable depend upon the acquired company's operating performance and are difficult to predict accurately, we estimate as of August 5, 2002 that the maximum additional consideration payable for all of our acquisitions was $44.3 million, with $16 million potentially payable in 2003 and $28.3 million in 2004.  These amounts are not classified as liabilities under generally accepted accounting principles and not reflected in our financial statements until the amounts are fixed and determinable.  When amounts are determined, they are capitalized as part of the purchase price of the related acquisition.  We have no other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.

We intend to continue implementing our growth strategy of increasing our scope of services through both internal growth and strategic acquisitions.  Depending on the size of any future acquisitions, we may require additional equity or debt financing in excess of our current working capital and amounts available under our revolving credit facility.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets.  Statement 142 requires that goodwill as well as other intangible assets with indefinite lives no longer be amortized, but instead tested annually for impairment, and is effective for fiscal years beginning after December 15, 2001.  Prior to the adoption of Statement 142, we evaluated the recoverability of goodwill based on undiscounted estimates for cash flow in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.  In connection with Statement 142, the transitional goodwill impairment evaluation required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, January 1, 2002.  To accomplish this, we identified our reporting units (which are consistent with our reportable segments) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  We then estimated the fair value of each reporting unit and compared it to the reporting unit's carrying value.  Based on this test, the fair value of the reporting units exceeded the carrying amount, and the second step of the impairment test was not required.  No impairment loss has been recognized as the result of the adoption of Statement 142.

In July 2001, the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations.  This standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002.  The transition adjustment resulting from the adoption of this statement will be reported as a cumulative effect of change in accounting principle.  We do not believe the adoption of Statement 143 will have a significant impact on our financial condition and results of operations.

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

In April 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.  This Statement rescinds Statement  4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria  in APB No. 30.  Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item.  Any gain or loss on extinguishments of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified.  We will adopt the provisions related to the rescission of Statement  4 as of January 1, 2003.

In June 2002, the Financial Accounting Standards Board issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities.  Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred.  Statement 146 will be effective for us for disposal activities initiated after December 31, 2002. We are in the process of evaluating the effect (if any) that adopting Statement 146 will have on our consolidated financial position, results of operations or cash flows.

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

PART II.   OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

(a)   The annual meeting of stockholders of the Company was held on June 4, 2002 (the Annual Meeting).

(b)   At the Annual Meeting, the stockholders of the Company elected Terence E. Hall, Justin L. Sullivan, Richard A. Bachmann,  Joseph R. Edwards, Ben A. Guill, and Richard A. Pattarozzi to serve as directors, until the next annual meeting of stockholders.

(c)   At the Annual Meeting, the stockholders of the Company:

        (i)    Elected six directors with the following number of votes cast for and withheld from such nominees:

Director	For	Withheld
Terence E. Hall	60,160,411	9,559,474
Justin L. Sullivan	67,828,686	1,891,199
Richard A. Bachmann	67,685,011	2,034,874
Joseph R. Edwards	67,964,386	1,755,499
Ben A. Guill	67,964,386	1,755,499
Richard A. Pattarozzi	68,063,686	1,656,199

(ii)	Approved the Superior Energy Services, Inc. 2002 Stock Incentive Plan. The number of votes cast for and against this proposal, as well as the number of abstentions, is as follows:

 For                                              Against                                 Abstentions

67,406,892                                  2,286,438                                    26,555

Item 6.   Exhibits and Reports on Form 8-K

(e)     The following exhibits are filed with this Form 10-Q:

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

3.3                 Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.1               Superior Energy Services, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to the Company's Definitive Proxy Statement in connection with its 2002 Annual Meeting of Stockholders).

10.2               Fourth Amendment to Amended and Restated Credit Agreement dated as of June 11, 2002 among SESI, L.L.C., as borrower, Superior Energy Services, Inc., as parent, Bank One N.A. as agent, Wells Fargo Bank Texas, N.A. as syndication agent, Whitney National Bank as documentation agent, and the lenders party thereto.

(f)      Reports on Form 8-K.  The following reports on Form 8-K were filed during the quarter ended June 30, 2002:

On May 1, 2002, the Company filed a current report on Form 8-K reporting, under item 5, the announcement of the purchase of a new 250-foot class liftboat.

On May 2, 2002, the Company filed a current report on Form 8-K reporting, under item 5, the announcement of earnings for the first quarter ended March 31, 2002.

On June 13, 2002, the Company filed a current report on Form 8-K reporting, under item 5, the announcement of the receipt of a new 245-foot class liftboat.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                SUPERIOR ENERGY SERVICES, INC.

Date:       August 13, 2002                                                   By: /s/ Robert S. Taylor

                                                                                                      Robert S. Taylor

                                                                                                      Chief Financial Officer

                                                                                                      (Principal Financial and Accounting Officer)