Form 10-Q
period 2002-09-30
SUPERIOR ENERGY SERVICES INC
filed 2002-11-14
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of the Registrant's common stock outstanding on November 8, 2002 was 73,789,675.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
 Quarterly Report on Form 10-Q for
the Quarterly Period Ended September 30, 2002

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	18

PART I.         FINANCIAL INFORMATION

Item 1.     Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2002 and December 31, 2001

(in thousands, except share data)

	09/30/2002	12/31/2001
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$ 4,666	$ 3,769
Accounts receivable - net	96,499	109,835
Income taxes receivable	5,575	11,694
Escrowed funds	10,734	-
Prepaid insurance and other	14,821	10,181

Total current assets	132,295	135,479

Property, plant and equipment - net	403,932	345,878
Goodwill - net	156,716	148,729
Notes receivable	-	23,062
Investments in affiliates	12,756	-
Other assets - net	7,432	12,372

Total assets	$ 713,131	$ 665,520

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 18,861	$ 34,843
Accrued expenses	33,861	26,841
Deferred income taxes	102	510
Current maturities of long-term debt	14,168	16,727

Total current liabilities	66,992	78,921

Deferred income taxes	63,850	47,390
Long-term debt	253,304	269,633

Stockholders' equity:
Preferred stock of $.01 par value. Authorized,
5,000,000 shares; none issued	-	-
Common stock of $.001 par value. Authorized, 125,000,000
shares; issued and outstanding, 73,767,741 shares at September 30, 2002,
69,322,886 at December 31, 2001	74	69
Additional paid-in capital	368,052	324,898
Accumulated other comprehensive income (loss)	(10)	16
Accumulated deficit	(39,131)	(55,407)

Total stockholders' equity	328,985	269,576

Total liabilities and stockholders' equity	$ 713,131	$ 665,520

See accompanying notes to consolidated financial statements.

_____________________________________________________

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2002 and 2001

(in thousands, except per share data)

 (unaudited)

	Three Months		Nine Months
	2002	2001	2002	2001

Revenues	$ 107,213	$ 128,606	$ 324,769	$ 329,501

Costs and expenses:
Cost of services	67,136	67,876	188,514	171,913
Depreciation and amortization	10,295	8,966	30,273	23,864
General and administrative	21,279	20,265	63,918	51,991

Total costs and expenses	98,710	97,107	282,705	247,768

Income from operations	8,503	31,499	42,064	81,733

Other income (expense):
Interest expense, net of amounts capitalized	(5,557)	(6,035)	(16,287)	(14,581)
Interest income	105	431	430	1,483
Equity in income of affiliates	113	-	258	-

Income before income taxes and cumulative effect of
change in accounting principle	3,164	25,895	26,465	68,635

Income taxes	1,218	10,616	10,189	28,140

Income before cumulative effect of change in
accounting principle	1,946	15,279	16,276	40,495

Cumulative effect of change in accounting principle, net
of income tax expense of $1,655	-	-	-	2,589

Net income	$ 1,946	$ 15,279	$ 16,276	$ 43,084

Basic earnings per share:
Earnings before cumulative effect of change in
accounting principle	$ 0.03	$ 0.22	$ 0.22	$ 0.59
Cumulative effect of change in accounting principle	-	-	-	0.04
Earnings per share	$ 0.03	$ 0.22	$ 0.22	$ 0.63

Diluted earnings per share:
Earnings before cumulative effect of change in
accounting principle	$ 0.03	$ 0.22	$ 0.22	$ 0.58
Cumulative effect of change in accounting principle	-	-	-	0.04
Earnings per share	$ 0.03	$ 0.22	$ 0.22	$ 0.62

Weighted average common shares used
in computing earnings per share:
Basic	73,765	68,668	72,615	68,309
Incremental common shares from stock options	778	711	1,019	1,151
Diluted	74,543	69,379	73,634	69,460

See accompanying notes to consolidated financial statements.

______________________________________________________

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2002 and 2001

(in thousands)

(unaudited)

	2002	2001

Cash flows from operating activities:
Net income	$ 16,276	$ 43,084
Adjustments to reconcile net income
to net cash provided by operating activities:
Cumulative effect of change in accounting principle	-	(2,589)
Depreciation and amortization	30,273	23,864
Deferred income taxes	16,630	11,135
Equity in income of affiliates	(258)	-
Changes in operating assets and liabilities,
net of acquisitions:
Accounts receivable	16,481	(31,627)
Other - net	(1,247)	873
Accounts payable	(17,060)	2,293
Accrued expenses	6,436	10,073
Income taxes	8,122	9,783

Net cash provided by operating activities	75,653	66,889

Cash flows from investing activities:
Payments for purchases of property and equipment	(80,506)	(60,032)
Acquisitions of businesses, net of cash acquired	(2,065)	(105,453)
Increase in notes receivable	-	(3,564)
Other	-	2,315

Net cash used in investing activities	(82,571)	(166,734)

Cash flows from financing activities:
Net borrowings (payments) on revolving credit facility	(5,900)	25,000
Proceeds from long-term debt	9,507	200,000
Principal payments on long-term debt	(34,723)	(115,851)
Debt acquisition costs	(1,326)	(6,312)
Proceeds from issuance of stock	38,836	-
Proceeds from exercise of stock options	1,421	3,625

Net cash provided by financing activities	7,815	106,462

Net increase in cash and cash equivalents	897	6,617

Cash and cash equivalents at beginning of period	3,769	4,254

Cash and cash equivalents at end of period	$ 4,666	$ 10,871

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
Nine Months Ended September 30, 2002 and 2001

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

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and nine months ended September 30, 2002 and 2001 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2002 presentation.

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

(4) Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. The Company uses interest rate swap agreements to manage its interest rate exposure. The Company specifically designates these agreements as cash flow hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period the differentials occur. Under interest rate swap agreements, the Company agrees with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. In accordance with the transition provisions of Statement 133, on January 1, 2001, the Company recorded a receivable of approximately $62,000 and a corresponding credit of approximately $36,000, net of income tax, in accumulated other comprehensive income. The swap agreement matured in October 2002.

(5) Escrowed Funds

Escrowed funds consists of the remaining $10.7 million of the $20.2 million proceeds generated from the U.S. Government guaranteed financing for construction of two 245-foot class liftboats (see note 9 to the unaudited consolidated financial statements). In the second quarter of 2002, the Company received $9.5 million from the escrowed funds as construction was completed on the first 245-foot class liftboat. The remaining $10.7 million of escrowed funds are expected to be released to the Company when the second 245-foot class liftboat is delivered during the fourth quarter of 2002.

(6) Investments in Affiliates

In June 2002, the Company contributed a note receivable of $8.9 million and fixed assets with an approximate $2.6 million net book value to obtain a 54.3% equity ownership interest in Lamb Energy Services, L.L.C. (Lamb Energy Services), a rental tool company. The Company is accounting for its investment under the equity method of accounting, as it does not have voting or operational control of Lamb Energy Services. Investments in affiliates also includes a 50% ownership interest in a company that owns an airplane. The equity in income from these investments was approximately $113,000 and $258,000 for the three and nine months ended September 30, 2002, respectively.

(7) Business Combinations

Effective January 1, 2002, the Company acquired Environmental Treatment Team, L.L.C. (ETT), by converting $18.6 million of notes and other receivables into 100% ownership of ETT to further expand the environmental services of the Company. Additional consideration, if any, will be based upon a multiple of four times ETT's average annual earnings before interest, income taxes, depreciation and amortization expense (EBITDA) less $9 million, to be determined in the second quarter of 2003. The Company currently estimates that the total additional consideration, if any, will not exceed $8 million. The acquisition has been accounted for as a purchase and the acquired assets and liabilities have been valued at their estimated fair market value. The purchase price allocated to net assets was approximately $13.0 million, and the excess purchase price over the fair value of net assets of approximately $5.6 million was allocated to goodwill. The results of operations have been included from the acquisition date.

In the year ended December 31, 2001, the Company made five acquisitions for a total of $108 million in consideration, of which $2 million was paid with common stock. These acquisitions have been accounted for as purchases and the results of operations have been included from the respective acquisition date.

The following unaudited pro forma information for the three and nine months ended September 30, 2001 presents a summary of the consolidated results of operations as if the business acquisitions described above had occurred on January 1, 2001, with pro forma adjustments to give effect to the adoption of Financial Accounting Standards Board Statement No. 142 to require no amortization of goodwill and adjustments for depreciation and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2001	2001

Revenues	$ 135,948	$ 385,908
Income before cumulative effect of change in accounting principle	$ 16,995	$ 50,218
Basic earnings per share before cumulative effect of change in accounting principle	$ 0.25	$ 0.73
Diluted earnings per share before cumulative effect of change in accounting principle	$ 0.24	$ 0.72

The above pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been effected on January 1, 2001.

Most of the Company's acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average EBITDA over a three-year period from the respective date of acquisition. In the nine months ended September 30, 2002, the Company capitalized and paid additional consideration of $2.3 million related to two of its acquisitions. While the amounts of additional consideration payable depend upon the acquired company's operating performance and are difficult to predict accurately, the Company estimates that the additional consideration payable for its acquisitions will be approximately $44.3 million, with $16.0 million potentially payable in 2003 and $28.3 million in 2004. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company's financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. With the exception of the Company's guarantee of Lamb Energy Services' $15 million credit facility (see note 9 to the unaudited consolidated financial statements), the Company does not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements.

(8) Segment Information

Beginning January 1, 2002, the Company modified its segment disclosure by combining the field management segment with the environmental and other segment (other oilfield services segment) in order to better reflect how the chief operating decision maker of the Company evaluates the Company's results of operations. The Company's reportable segments are as follows: well intervention group, marine, rental tools and other oilfield services. Each segment offers products and services within the oilfield services industry. The well intervention group segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services, electric wireline services, hydraulic drilling and workover services, well control services and mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well. The marine segment operates liftboats for oil and gas production facility maintenance, construction operations and platform removals as well as production service activities. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The other oilfield services segment provides contract operations and maintenance services, interconnect piping services, sandblasting and painting maintenance services, transportation and logistics services, offshore oil and gas cleaning services, oilfield waste treatment services, dockside cleaning of items, including supply boats, cutting boxes, and process equipment, and manufactures and sells drilling instrumentation and oil spill containment equipment. All of the segments operate primarily in the Gulf of Mexico.

Summarized financial information concerning the Company's segments for the three and nine months ended September 30, 2002 and 2001 is shown in the following tables (in thousands):

Three Months Ended September 30, 2002

				Other
	Well		Rental	Oilfield	Unallocated	Consolidated
	Intervention	Marine	Tools	Services	Amount	Total

Revenues	$ 36,115	$14,326	$29,401	$27,371	$ -	$ 107,213
Cost of services	24,414	11,456	9,373	21,893	-	67,136
Depreciation and amortization	2,742	1,422	5,036	1,095	-	10,295
General and administrative	8,432	1,704	7,337	3,806	-	21,279
Operating income (loss)	527	(256)	7,655	577	-	8,503
Interest expense	-	-	-	-	(5,557)	(5,557)
Interest income	-	-	-	-	105	105
Equity in income of affiliates	-	-	113	-	-	113
Income (loss) before income taxes	$ 527	$ (256)	$ 7,768	$ 577	$ (5,452)	$ 3,164

Three Months Ended September 30, 2001

				Other
	Well		Rental	Oilfield	Unallocated	Consolidated
	Intervention	Marine	Tools	Services	Amount	Total

Revenues	$52,179	$21,351	$32,635	$22,441	$-	$128,606
Cost of services	28,207	10,381	11,554	17,734	-	67,876
Depreciation and amortization	2,657	1,438	4,189	682	-	8,966
General and administrative	9,094	1,632	6,865	2,674	-	20,265
Operating income	12,221	7,900	10,027	1,351	-	31,499
Interest expense	-	-	-	-	(6,035)	(6,035)
Interest income	-	-	-	-	431	431

Income (loss) before income taxes	$12,221	$7,900	$10,027	$1,351	$(5,604)	$25,895

Nine Months Ended September 30, 2002

				Other
	Well		Rental	Oilfield	Unallocated	Consolidated
	Intervention	Marine	Tools	Services	Amount	Total

Revenues	$112,589	$46,672	$90,676	$74,832	$-	$324,769
Cost of services	69,489	31,965	27,761	59,299	-	188,514
Depreciation and amortization	7,953	4,564	14,431	3,325	-	30,273
General and administrative	25,828	5,078	22,327	10,685	-	63,918
Operating income	9,319	5,065	26,157	1,523	-	42,064
Interest expense	-	-	-	-	(16,287)	(16,287)
Interest income	-	-	-	-	430	430
Equity in income of affiliates	-	-	258	-	-	258

Income (loss) before income taxes	$9,319	$5,065	$26,415	$1,523	$(15,857)	$26,465

Nine Months Ended September 30, 2001

				Other
	Well		Rental	Oilfield	Unallocated	Consolidated
	Intervention	Marine	Tools	Services	Amount	Total

Revenues	$125,849	$52,841	$89,115	$61,696	$-	$329,501
Cost of services	67,863	24,414	31,877	47,759	-	171,913
Depreciation and amortization	7,229	3,494	11,178	1,963	-	23,864
General and administrative	20,921	4,289	18,893	7,888	-	51,991
Operating income	29,836	20,644	27,167	4,086	-	81,733
Interest expense	-	-	-	-	(14,581)	(14,581)
Interest income	-	-	-	-	1,483	1,483

Income (loss) before income taxes and cumulative effect of change in accounting principle	$29,836	$20,644	$27,167	$4,086	$(13,098)	$68,635

(9) Debt

The Company has outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments which commenced November 15, 2001 and continue through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevents the Company from incurring additional debt, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.25 to 1, except that the Company may incur additional debt in an amount equal to 30% of its net tangible assets, which was approximately $139 million at September 30, 2002, without satisfying this requirement. The indenture also contains covenants that restrict the Company's ability to create certain liens, sell assets, or enter into certain mergers or acquisitions. At September 30, 2002, the Company was in compliance with all such covenants.

The Company has a bank credit facility consisting of term loans in an aggregate amount of $44 million at September 30, 2002 and a revolving credit facility of $75 million. The term loans require quarterly principal installments in the amount of $3.2 million a quarter through December 31, 2004 and $2.4 million on March 31, 2005. A balance of $11.2 million is due on the facility maturity date of May 2, 2005. On September 30, 2002, the Company amended one of the financial covenants in its credit facility to increase the maximum ratio of its debt to EBITDA (earnings before interest, taxes, depreciation and amortization) since its EBITDA for the trailing twelve months has declined due to decreased activity levels in 2002. The Company also amended its capital expenditures covenant to increase its permitted capital expenditures in 2002 to $110 million from $85 million to allow the Company to continue to expand its fixed asset base. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company's leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company's assets, including the pledge of the stock of the Company's principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company's capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, make changes to the Company's capital structure, create liens or incur additional indebtedness. At September 30, 2002, the Company was in compliance with all such covenants.

In April 2002, the Company closed a $20.2 million U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (MARAD) for the construction of two 245-foot class liftboats. The debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 beginning December 3, 2002, and maturing June 3, 2027. The Company's obligations are secured by the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. At September 30, 2002, the Company was in compliance with all such covenants.

The Company owns a 54.3% interest in Lamb Energy Services, which has a $15 million credit facility with a syndicate of banks that matures in 2004. The Company fully guarantees amounts due under the credit facility. The Company does not expect to incur any losses as a result of the guarantee. As of September 30, 2002, Lamb Energy had $12.0 million outstanding on this credit facility.

(10) Equity

In March 2002, the Company sold 4.2 million shares of common stock. The offering generated net proceeds to the Company of approximately $38.8 million.

(11) Commitments and Contingencies

From time to time, the Company is involved in litigation and other disputes arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation or disputes, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

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

The following table presents net income for each period exclusive of amortization expense recognized in such periods related to goodwill which is no longer amortized resulting from the adoption of Statement 142. Amounts are in thousands except per share information:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2002	2001	2002	2001
Income before cumulative effect of change
in accounting principle, as reported		$1,946	$15,279	$16,276	$40,495
Cumulative effect of change in accounting
principle, net of income tax expense, as reported		-	-	-	2,589
Goodwill amortization, net of income tax expense		-	1,070	-	3,075
Net income as adjusted		$1,946	$16,349	$16,276	$46,159

Basic earnings per share:
Earnings before cumulative effect
of change in accounting principle, as reported		$0.03	$0.22	$0.22	$0.59
Cumulative effect of change in accounting principle		-	-	-	0.04
Goodwill amortization, net of income tax expense		-	0.02	-	0.05
Earnings per share	$	$ 0.03	$0.24	$0.22	$0.68

Diluted earnings per share:
Earnings before cumulative effect
of change in accounting principle, as reported		$0.03	$0.22	$0.22	$0.58
Cumulative effect of change in accounting principle		-	-	-	0.04
Goodwill amortization, net of income tax expense		-	0.02	-	0.04
Earnings per share		$0.03	$0.24	$0.22	$0.66

Weighted average common shares used
in computing earnings per share:
Basic		73,765	68,668	72,615	68,309

Diluted		74,543	69,379	73,634	69,460

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

In May 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This Statement rescinds Statement 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company will adopt the provisions related to the rescission of Statement 4 as of January 1, 2003.

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

Over the past several years, we have significantly expanded the range of production-related services we provide and the geographic scope of our operations through both internal growth and strategic acquisitions. We have added complementary product and service offerings and expanded our geographic focus to select international market areas.  As an indication of our progress in the international market, our international revenue for the nine months ended September 30, 2002 was approximately 8% of total revenue compared to the nine months ended September 30, 2001 of approximately 5%. We provide a full range of products and services for our customers, including well intervention services, marine services, rental tools, and other oilfield services.

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

In the third quarter of 2002, our financial performance was impacted by a decreased demand for most of our services in comparison to the second quarter of 2002. Several tropical weather systems dramatically reduced Gulf of Mexico activity levels in September, which negatively impacted all segments of our business. For the quarter ended September 30, 2002, revenue decreased 5% to $107.2 million and net income decreased 77% to $1.9 million from the second quarter of 2002.

Our well intervention group segment's revenue decreased to $36.1 million in the third quarter of 2002 as compared to $40.2 million in the second quarter of 2002. Activity decreased for most well intervention services, including well control, hydraulic workover and mechanical wireline services as compared to the second quarter of 2002. This was partially offset by increased activity levels for electric line, pumping and stimulation and plug and abandonment services. The second quarter of 2002 benefited from a large scale well control project which was not present in the third quarter.

Our marine segment's revenue decreased 19% to $14.3 million in the third quarter of 2002 over the second quarter of 2002. This decrease is attributable to utilization for our liftboat fleet decreasing in the third quarter of 2002 primarily due to multiple storms in the Gulf of Mexico during the quarter. In addition, we experienced a decrease in the average day rates for our liftboat fleet to approximately $5,410 in the third quarter of 2002 from $5,846 in the second quarter of 2002. These declines in day rates and utilization contributed to a small operating loss of approximately $256,000 for the quarter.

Our rental tools segment's revenue slightly increased to $29.4 million in the third quarter of 2002 as compared to $29.3 million in the second quarter of 2002. Rentals for stabilizers and handling tools increased slightly relative to the second quarter of 2002, while rentals of drill-pipe, on site accommodations and other downhole related tools were relatively flat.

Our other oilfield services segment's revenue was $27.4 million, a 7% increase over the second quarter of 2002 due primarily to increased activity for waste disposal, field management and construction projects.

Comparison of the Results of Operations for the Three Months Ended September 30, 2002 and 2001

For the three months ended September 30, 2002, our revenues were $107.2 million resulting in net income of $1.9 million or $0.03 diluted earnings per share. For the three months ended September 30, 2001, revenues were $128.6 million and net income was $15.3 million or $0.22 diluted earnings per share. Our decrease in revenue and net income is the result of an overall decreased demand for most of our services as a result of reduced activity by our customers, resulting in lower utilization of the company's expanded asset base coupled with poor weather conditions. The following discussion analyzes our operating results on a segment basis.

Well Intervention Group Segment

Revenue for our well intervention group was $36.1 million for the three months ended September 30, 2002, as compared to $52.2 million for the same period in 2001. This segment's gross margin percentage decreased to 32% in the three months ended September 30, 2002 from 46% in the three months ended September 30, 2001. The decrease in the revenue and gross margin percentage is the result of decreased demand for almost all of our services as production-related activity in the Gulf of Mexico decreased significantly.

Marine Segment

Our marine revenue for the three months ended September 30, 2002 decreased 33% over the same period in 2001 to $14.3 million. Although an additional three larger liftboats have been added to our fleet since the third quarter of 2001, the average dayrate decreased to $5,410 in the third quarter of 2002 from $6,301 in the third quarter of 2001. The gross margin percentage for the three months ended September 30, 2002 decreased to 20% from 51% for the same period in 2001. Our marine revenues and gross margin were negatively impacted by poor weather conditions in the third quarter of 2002 as the fleet's average utilization declined to 63% from 82% in the third quarter of 2001. Additional fixed costs associated with new liftboats in the fleet also contributed to the decline in gross margin percentage.

Rental Tools Segment

Revenue for our rental tools segment for the three months ended September 30, 2002 was $29.4 million, a 10% decrease over the same period in 2001. The decrease in this segment's revenue was primarily due to a decreased demand for our rental tool equipment as a result of decreased activity levels in the Gulf of Mexico. The gross margin percentage increased to 68% in the three months ended September 30, 2002 from 65% in the same period in 2001 due primarily to our acquisition of a drill pipe and handling tool rental company near the end of the third quarter of 2001.

Other Oilfield Services Segment

Other oilfield services revenue for the three months ended September 30, 2002 was $27.4 million, a 22% increase over the $22.4 million in revenue in the same period in 2001. The gross margin increased slightly to $5.5 million in the three months ended September 30, 2002 from $4.7 million in the same period in 2001. This segment generated more revenue and gross margin primarily from the Company's acquisition of Environmental Treatment Team on January 1, 2002.

Depreciation and amortization

Depreciation and amortization increased to $10.3 million in the three months ended September 30, 2002 from $9.0 million in the same period in 2001. The increase resulted mostly from our larger asset base as a result of our acquisitions and capital expenditures during 2001 and 2002. As of January 1, 2002, we ceased amortizing our goodwill, whereas approximately $1.1 million of goodwill amortization expense was recorded in the third quarter of 2001.

General and administrative

General and administrative expenses increased to $21.3 million for the three months ended September 30, 2002 from $20.3 million for the same period in September 30, 2001. The increase is primarily the result of our acquisitions.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2002 and 2001

For the nine months ended September 30, 2002, our revenues were $324.8 million resulting in net income of $16.3 million or $0.22 diluted earnings per share, as compared to revenue of $329.5 million and income before cumulative effect of change in accounting principle of $40.5 million or $0.58 diluted earnings per share for the same period in 2001. The decrease in revenue and operating income is a result of reduced activity by our customers, resulting in lower utilization of the Company's expanded asset base exacerbated by poor weather conditions in September 2002. The following discussion analyzes our operating results on a segment basis.

Well Intervention Group Segment

Revenue for our well intervention group was $112.6 million for the nine months ended September 30, 2002, 11% lower than the same period in 2001. This segment's gross margin decreased to 38% in the nine months ended September 30, 2002 from 46% in the nine months ended September 30, 2001. Demand and pricing decreased for almost all of our services as production-related activity decreased significantly.

Marine Segment

Our marine revenue for the nine months ended September 30, 2002 decreased 12% over the same period in 2001 to $46.7 million and the gross margin percentage decreased to 32% from 54% as utilization for most liftboat classes declined in 2002. The fleet's average dayrate for the first nine months of 2002 decreased slightly by 5% and utilization declined to 67% from 82% in the same period in 2001. Additional fixed costs associated with more liftboats in the fleet contributed to the decline in the gross margin percentage.

Rental Tools Segment

Revenue for our rental tools segment for the nine months ended September 30, 2002 was $90.7 million, a 2% increase over the same period in 2001. The increase in this segment's revenue resulted from acquisitions and a larger asset base. Through our acquisitions, we expanded our rental tool inventory to include additional drill pipe and handling tools. The gross margin percentage increased to 69% in the nine months ended September 30, 2002 from 64% in the same period in 2001 primarily due to our acquisition of a drill pipe and handling tool rental company near the end of the third quarter of 2001.

Other Oilfield Services Segment

Other oilfield services revenue for the nine months ended September 30, 2002 was $74.8 million, a 21% increase over the same period in 2001. The gross margin slightly increased to $15.5 million in the nine months ended September 30, 2002 from $13.9 million in the same period in 2001. This segment generated higher revenue and gross margin primarily from the acquisition of an environmental services company.

Depreciation and amortization

Depreciation and amortization increased to $30.3 million in the nine months ended September 30, 2002 from $23.9 million in the same period in 2001. The increase mostly resulted from our larger asset base as a result of our acquisitions and capital expenditures during 2001 and 2002. As of January 1, 2002, we ceased amortizing our goodwill, whereas approximately $3.2 million of goodwill amortization expense was recorded in the nine months ended September 30, 2001.

General and administrative

General and administrative expenses increased to $63.9 million in the nine months ended September 30, 2002 from $52.0 million in the same period in 2001. The increase is primarily the result of our 2001 and 2002 acquisitions.

Liquidity and Capital Resources

Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $4.7 million at September 30, 2002 compared to $10.9 million at September 30, 2001. In the nine months ended September 30, 2002, we generated net cash from operating activities of $75.7 million. We supplemented our cash flow with the sale of 4.2 million shares of common stock during the first quarter of 2002, which generated net proceeds of approximately $38.8 million.

We made $80.5 million of capital expenditures during the nine months ended September 30, 2002, of which approximately $29.1 million was for liftboats (including the purchase of a 250-foot class liftboat), approximately $31.8 million was used to expand and maintain our rental tool equipment inventory and approximately $10.2 million was used on facilities construction (including our facility in Broussard, Louisiana). We also made $9.4 million of capital expenditures to expand and maintain the asset base of our well intervention group and other oilfield services group. We currently believe that we will make approximately $20 million of capital expenditures, excluding acquisitions and targeted asset purchases, during the fourth quarter of 2002 primarily to finish construction of a 245 foot liftboat, to continue construction on our Broussard facility and to further expand our rental tool asset base. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

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

In June 2002, we made an approximate $11.5 million investment in a rental tool company, Lamb Energy Services, L.L.C., through the contribution of an $8.9 million note receivable and $2.6 million of rental tool assets. The equity in income from our investment in this affiliate was approximately $258,000 from June to September 2002.

Lamb Energy Services established a $15 million credit facility with a syndicate of banks that matures in 2004. We have fully guaranteed amounts outstanding under the credit facility and we do not expect to incur any losses as a result of this guarantee. As of September 30, 2002, Lamb Energy Services had $12.0 million outstanding under its credit facility.

We have outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments, which commenced November 15, 2001, and continue through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevents us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur additional debt in an amount equal to 30% of our net tangible assets, which was approximately $139 million at September 30, 2002, without satisfying this requirement. The indenture also contains covenants that restrict our ability to create certain liens, sell assets, or enter into certain mergers or acquisitions.

We also have a bank credit facility with term loans in an aggregate amount of $44 million at September 30, 2002 and a revolving credit facility of $75 million. On September 30, 2002, we amended one of the financial covenants in our credit facility to increase the maximum ratio of our debt to EBITDA (earnings before interest, taxes, depreciation and amortization) since our EBITDA for the trailing twelve months has declined due to decreased activity levels in 2002. We also amended our capital expenditures covenant to increase our permitted capital expenditures in 2002 to $110 million from $85 million to allow us to continue to expand our fixed asset base. The credit facility bears interest at a LIBOR rate plus margins that depend on our leverage ratio. As of November 8, 2002, the amounts outstanding under the term loans were $44.0 million, none was outstanding under our revolving credit facility, and the weighted average interest rate on amounts outstanding under the credit facility was 3.94% per annum. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our capital expenditures, our ability to pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

In April 2002, we closed a $20.2 million U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (MARAD) for the construction of two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 beginning December 3, 2002, and maturing June 3, 2027. Our obligations are secured by the two liftboats. In accordance with the agreement, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

The following table summarizes our contractual cash obligations and commercial commitments at September 30, 2002 (amounts in thousands) for our long-term debt, operating leases and vessel construction. We do not have any other material obligations or commitments.

Description	Remaining Three Months 2002	2003	2004	2005	2006	2007	Thereafter

Long-term debt	$3,841	$14,012	$17,284	$14,539	$882	$869	$216,045
Operating leases	1,136	2,740	1,890	1,220	710	636	734
Vessel construction	7,504	-	-	-	-	-	-

Total	$12,481	$16,752	$19,174	$15,759	$1,592	$1,505	$216,779

The table does not include the guarantee of the Lamb Energy Services $15 million credit facility under which $12.0 million was outstanding as of September 30, 2002, or any potential additional consideration that may be payable as a result of our acquisitions. Additional consideration is generally based on the acquired company's operating performance after the acquisition as measured by earnings before interest, income taxes, depreciation and amortization (EBITDA) and other adjustments intended to exclude extraordinary items. While the amounts payable depend upon the acquired company's operating performance and are difficult to predict accurately, we estimate as of November 8, 2002 that the maximum additional consideration payable for all of our acquisitions was $44.3 million, with $16 million potentially payable in 2003 and $28.3 million in 2004. These amounts are not classified as liabilities under generally accepted accounting principles and not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We have no other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.

We intend to continue implementing our growth strategy of increasing our scope of services through both internal growth and strategic acquisitions. In 2003, we expect to continue to make the capital expenditures required to implement our growth strategy in amounts consistent with the amount of cash generated from operating activities, the availability of additional financing and our credit facility. Depending on the size of any future acquisitions, we may require additional equity or debt financing in excess of our current working capital and amounts available under our revolving credit facility.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill as well as other intangible assets with indefinite lives no longer be amortized, but instead tested annually for impairment, and is effective for fiscal years beginning after December 15, 2001. Prior to the adoption of Statement 142, we evaluated the recoverability of goodwill based on undiscounted estimates for cash flow in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In connection with Statement 142, the transitional goodwill impairment evaluation required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption, January 1, 2002. To accomplish this, we identified our reporting units (which are consistent with our reportable segments) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We then estimated the fair value of each reporting unit and compared it to the reporting unit's carrying value. Based on this test, the fair value of the reporting units exceeded the carrying amount, and the second step of the impairment test was not required. No impairment loss has been recognized as the result of the implementation of Statement 142.

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

In May 2002, the Financial Accounting Standards Board issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This Statement rescinds Statement 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. We will adopt the provisions related to the rescission of Statement 4 as of January 1, 2003.

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

Item 4.  Controls and Procedures

Based on their evaluation conducted within 90 days of filing this report on Form 10-Q, our chief financial officer and chief executive officer have concluded that our disclosure controls and procedures (as defined in rules 13a-14c promulgated under the Securities Exchange Act of 1934, as amended) are effective and designed to alert them to material information relating to the Company.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
(a) The following exhibits are filed with this Form 10-Q:
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).
3.2	Certificate of Amendment to the Company's Certificate of Incorporation (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
3.3	Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
10.1	Fifth Amendment to Amended and Restated Credit Agreement dated as of September 30, 2002 among SESI, L.L.C., as borrower, Superior Energy Services, Inc., as parent, Bank One N.A. as agent, Wells Fargo Bank Texas, N.A. as syndication agent, Whitney National Bank as documentation agent, and the lenders party thereto.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended September 30, 2002:

On August 1, 2002, the Company filed a current report on Form 8-K reporting, under item 5, the announcement of earnings for the second quarter ended June 30, 2002.

On September 30, 2002, the Company filed a current report on Form 8-K reporting, under item 5, the third quarter outlook and announcing a conference call.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date: November 13, 2002	By: /s/ Robert S. Taylor
Robert S. Taylor Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

              I, Robert S. Taylor, certify that:

  I have reviewed this quarterly report on Form 10-Q of Superior Energy Services, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant's, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
SUPERIOR ENERGY SERVICES, INC.

Date: November 13, 2002	By: /s/ Robert S. Taylor
Robert S. Taylor Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

              I, Terence E. Hall, certify that:

  I have reviewed this quarterly report on Form 10-Q of Superior Energy Services, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
SUPERIOR ENERGY SERVICES, INC.

Date: November 13, 2002	By: /s/ Terence E. Hall
Terence E. Hall Chairman of the Board, Chief Executive Officer and President

CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Terence E. Hall, the Chairman of the Board, Chief Executive Officer and President of Superior Energy Services, Inc., certify that (i) the Quarterly Report on Form 10-Q of Superior Energy Services, Inc. for the quarterly period ended September 30, 2002 (the "Form 10-Q") fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Superior Energy Services, Inc.

Date: November 13, 2002	By: /s/ Terence E. Hall
Terence E. Hall Chairman of the Board, Chief Executive Officer and President

CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert S. Taylor, Chief Financial Officer, Principal Financial and Accounting Officer of Superior Energy Services, Inc., certify that (i) the Quarterly Report on Form 10-Q of Superior Energy Services, Inc. for the quarterly period ended September 30, 2002 (the "Form 10-Q") fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Superior Energy Services, Inc.

Date: November 13, 2002	By: /s/ Robert S. Taylor
Robert S. Taylor Chief Financial Officer (Principal Financial and Accounting Officer)