Form 10-K
period 2002-12-31
SUPERIOR ENERGY SERVICES INC
filed 2003-03-26
CIK 886835

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
    X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________TO _____________

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

     Title of each class               Name of each exchange on which registered
Common Stock, $.001 Par Value                   New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No | |

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 28, 2002 based on the closing price on the New York Stock Exchange on that date was $560,225,000.

The number of shares of the Registrant's common stock outstanding on March 14, 2003 was 73,833,359.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information called for by Items 10, 11, 12 and 13 of Part III will be included in an amendment to this Form 10-K or incorporated by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

================================================================================

                         SUPERIOR ENERGY SERVICES, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                     THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I

     Items 1. & 2.   Business and Properties                                                                    1
     Item 3.         Legal Proceedings                                                                          9
     Item 4.         Submission of Matters to a Vote of Security Holders                                        9
     Item 4A.        Executive Officers of Registrant                                                           9

PART II

     Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters                     10
     Item 6.         Selected Financial Data                                                                   11
     Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations     12
     Item 7A.        Quantitative and Qualitative Disclosures about Market Risk                                19
     Item 8.         Financial Statements and Supplementary Data                                               21
     Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      41

PART III

     Item 10.        Directors and Executive Officers of the Registrant                                        42
     Item 11.        Executive Compensation                                                                    42
     Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder    42
                     Matters                                                                                   42
     Item 13.        Certain Relationships and Related Transactions                                            42
     Item 14.        Controls and Procedures

PART IV

     Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                           43



                                       (i)

PART I

ITEMS 1. & 2. BUSINESS AND PROPERTIES

GENERAL

We are a leading provider of specialized oilfield services and equipment focused on serving the production-related needs of oil and gas companies in the Gulf of Mexico. We believe that we are one of the few companies in the Gulf of Mexico capable of providing most of the post wellhead products and services necessary to maintain offshore producing wells, as well as plug and abandonment services at the end of their life cycle. We believe that our ability to provide our customers with multiple services and to coordinate and integrate their delivery allows us to maximize efficiency, reduce lead time and provide cost-effective solutions for our customers.

Over the past several years, we have significantly expanded the geographic scope of our operations and the range of production-related services we provide through both internal growth and strategic acquisitions. We have expanded our geographic focus to select international market areas and added complementary product and service offerings. Currently, we provide a full range of products and services for our customers, including well intervention services, marine services, rental tools and other oilfield services.

OPERATIONS

Well Intervention Services. We provide well intervention services that stimulate oil and gas production using platforms or liftboats rather than through the use of a drilling rig, which we believe provides a cost advantage to our customers. These services include coiled tubing, electric wireline, mechanical wireline, pumping and stimulation, artificial lift, well control, snubbing, recompletion, engineering and well evaluation services. We are the leading provider of mechanical wireline services in the Gulf of Mexico with approximately 180 offshore wireline units, 20 land wireline units and 13 dedicated liftboats configured specifically for wireline services. We also perform both permanent and temporary plug and abandonment services.

In 2003, in order to provide additional opportunities for our well intervention and platform management businesses, we announced that we were evaluating the acquisition of mature, shallow water oil and gas properties in the Gulf of Mexico primarily in exchange for assuming plugging and abandonment obligations. We intend to seek to acquire properties from our customers with several years of estimated remaining productive life and to provide all of our services to the properties to produce any remaining proven oil and gas reserves. Our focus will be on production so we will not participate in any exploratory drilling on any properties we may acquire except in a way that does not expose us to risking capital on exploratory drilling. We have not yet acquired any properties.

Marine Services. We own and operate the largest and most diverse liftboat fleet in the world. A liftboat is a self-propelled, self-elevating work platform with legs, cranes and living accommodations. We believe that our liftboat fleet is highly complementary to our well intervention services. Our fleet consists of 57 liftboats, including 13 liftboats configured specifically for wireline services and 44 in our rental fleet with leg-lengths from 65 feet through 250 feet. In 2002, we constructed and placed into service two 245-foot class liftboats and one 250-foot class liftboat. All but one of our liftboats are currently operating in the Gulf of Mexico and represent approximately 27% of the liftboats operating in the Gulf of Mexico. We currently have a 200-foot class liftboat on contract in Venezuela. We intend to reposition some of our larger liftboats to international market areas under long-term contracts as opportunities arise.

Rental Tools. We are a leading provider of rental tools in the Gulf of Mexico. We manufacture, sell and rent specialized equipment for use with offshore and onshore oil and gas well drilling, completion, production and workover activities. Through internal growth and acquisitions, we have increased the size and breadth of our rental tool inventory and now have 35 locations in all major staging points for offshore oil and gas activities in the Gulf of Mexico. We also have rental tool operations in Venezuela, Trinidad, Canada and the United Kingdom with a limited inventory of rental tools for these market areas. Our rental tools include pressure control equipment, specialty tubular goods, connecting iron, handling tools, drill pipe, bolting equipment, tongs, power swivels and stabilizers. We also provide both land and offshore on-site accommodations through our rental tools segment.

Other Oilfield Services. We provide a broad range of platform and field management services to the offshore and onshore oil and gas industry, including property management, engineering services, operating labor, transportation, tools and supplies, technical supervision, maintenance, supplemental personnel, and logistics services. We currently provide property management services to approximately 150 offshore facilities in the Gulf of Mexico. We also provide non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry. We also sell oil spill containment inflatable boom and ancillary storage, deployment and retrieval equipment. We also provide other services, including the manufacture and sale of specialized drilling rig instrumentation, electronic torque and pressure control equipment.

For additional industry segment financial information, see note 14 to our consolidated financial statements.

CUSTOMERS

Our customers have primarily been the major and independent oil and gas companies operating on the U.S. outer continental shelf. In 2002, 2001 and 2000, sales to ChevronTexaco accounted for approximately 12%, 12% and 10% of our total revenue, respectively, primarily in the well intervention and other oilfield services segments. We do not believe that the loss of any one customer would have a material adverse effect on our revenues. However, our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers could have a material adverse effect on our business and operations.

COMPETITION

We operate in highly competitive areas of the oilfield services industry. The products and services of each of our principal operating segments are sold in highly competitive markets, and our revenues and earnings can be affected by the following factors:

      -     changes in competitive prices,

      -     oil and gas prices and industry perceptions of future prices,

      -     fluctuations in the level of activity by oil and gas producers,

      -     changes in the number of liftboats operating in the Gulf of Mexico,

      -     the ability of oil and gas producers to generate capital,

      -     general economic conditions and

      -     governmental regulation.

We compete with the oil and gas industry's largest integrated oilfield service providers in the production-related services segments in which we operate, including well intervention and other oilfield services. The rental tools divisions of such companies, as well as several smaller companies that are single source providers of rental tools, are our competitors in the rental tools market. In the marine services segment, we compete with smaller companies that provide liftboat services. We believe that the principal competitive factors in the market areas that we serve are price, product and service quality, safety record, equipment availability and technical proficiency.

Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than our products and services. Further, if additional liftboats are constructed for the Gulf of Mexico market area by our competitors, it will increase the competition for that service. Competitive pressures or other factors also may result in significant price competition that could reduce our operating cash flow and earnings. In addition, competition among oilfield service and equipment providers is affected by each provider's reputation for safety and quality. Although we believe that our reputation for safety and quality service is a key advantage, we cannot assure that we will be able to maintain our competitive position.

POTENTIAL LIABILITIES AND INSURANCE

Our operations involve a high degree of operational risk, particularly of personal injury and damage or loss of equipment. Failure or loss of our equipment could result in property damages, personal injury, environmental pollution and other damage for which we could be liable. Litigation arising from the sinking of a liftboat or a catastrophic occurrence at a location where our equipment and services are used may result in large claims for damages in the future. We maintain insurance against risks that we believe is consistent with industry standards and required by our customers. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage. The availability of insurance covering risks we and our competitors typically insure against may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

GOVERNMENTAL REGULATION

Our business is significantly affected by the following:

      - state and federal laws and other regulations relating to the oil and gas industry,

      -     changes in such laws and regulations and

      -     the level of enforcement thereof.

We cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings in the future. We also cannot predict whether additional laws and regulations will be adopted, or the effect such changes may have on us, our businesses or our financial condition.

Federal and state laws require owners of non-producing wells to plug the well and remove all exposed piping and rigging before the well is permanently abandoned. The timing and need for plug and abandonment services for wells situated on the U.S. outer continental shelf are regulated by the Minerals Management Service (United States Department of the Interior). State regulatory agencies similarly regulate plug and abandonment services within state coastal waters.

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

Our operations also subject us to compliance with certain federal and state pollution control and environmental protection laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. We believe that our present operations substantially comply with these laws and regulations and that such compliance has had no material adverse effect upon our operations. Sanctions for noncompliance may include the following:

      -     revocation of permits,

      -     corrective action orders,

      -     administrative or civil penalties and

      -     criminal prosecution.

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

EMPLOYEES

As of February 28, 2003, we had approximately 3,500 employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

FACILITIES

Our corporate headquarters are located on a 17-acre tract in Harvey, Louisiana. Our other principal operating facility is located on a 32-acre tract in Broussard, Louisiana, which we use to support our rental tools and well intervention group operations. We support the operations conducted by our liftboats from a 3.5-acre maintenance and office facility in New Iberia, Louisiana located on the intracoastal waterway that provides access to the Gulf of Mexico. We also own certain facilities and lease other office, service and assembly facilities under various operating leases. We have a total of 72 facilities located in Louisiana, Texas, Alabama, Oklahoma, Venezuela, Australia, Trinidad, the United Kingdom and Canada to support our operations. We believe that all of our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space as may be needed or extending terms when our current leases expire.

INTELLECTUAL PROPERTY

We use several patented items in our operations that we believe are important but are not indispensable to our operations. Although we anticipate seeking patent protection when possible, we rely to a greater extent on the technical expertise and know-how of our personnel to maintain our competitive position.

OTHER INFORMATION

We have our principal executive offices at 1105 Peters Road, Harvey, Louisiana. Our telephone number is (504) 362-4321. We also have a world wide web site at http://www.superiorenergy.com. Copies of the annual, quarterly and current reports we file with the SEC, and any amendments to those reports, are available on our web site. The information posted on our web site is not incorporated into this Annual Report.

CAUTIONARY STATEMENTS

Certain statements made in this Annual Report that are not historical facts are "forward-looking statements." Such forward-looking statements may include, without limitation, statements that relate to:

      -     our business strategy, plans and objectives,

      - our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future and

      - our future expansion plans, including our anticipated level of capital expenditures for, and the nature and scheduling of, purchases or manufacture of rental tools, equipment and liftboats.

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

RISK FACTORS

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

WE ARE SUBJECT TO THE CYCLICAL NATURE OF THE OIL AND GAS INDUSTRY.

Our business depends primarily on the level of activity by the oil and gas companies in the Gulf of Mexico and along the Gulf Coast. This level of activity has traditionally been volatile as a result of fluctuations in oil and gas prices and their uncertainty in the future. The purchases of the products and services we provide are, to a substantial extent, deferrable in the event oil and gas companies reduce capital expenditures. Therefore, the willingness of our customers to make expenditures is critical to our operations. The levels of such capital expenditures are influenced by:

      -     oil and gas prices and industry perceptions of future prices,

      -     the cost of exploring for, producing and delivering oil and gas,

      -     the ability of oil and gas companies to generate capital,

      -     the sale and expiration dates of offshore leases,

      -     the discovery rate of new oil and gas reserves and

      -     local and international political and economic conditions.

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

WE ARE VULNERABLE TO THE POTENTIAL DIFFICULTIES ASSOCIATED WITH RAPID EXPANSION.

We have grown rapidly over the last several years through internal growth and acquisitions of other companies. We believe that our future success depends on our ability to manage the rapid growth that we have experienced and the demands from increased responsibility on our management personnel. The following factors could present difficulties to us:

      -     lack of sufficient executive-level personnel,

      -     increased administrative burden and

      -     increased logistical problems common to large, expansive operations.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE.

We compete in highly competitive areas of the oilfield services industry. The products and services of each of our principal industry segments are sold in highly competitive markets, and our revenues and earnings may be affected by the following factors:

      -     changes in competitive prices,

      -     fluctuations in the level of activity in major markets,

      -     an increased number of liftboats in the Gulf of Mexico,

      -     general economic conditions and

      -     governmental regulation.

We compete with the oil and gas industry's largest integrated and independent oilfield service providers. We believe that the principal competitive factors in the market areas that we serve are price, product and service quality, availability and technical proficiency.

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

Any litigation arising from a catastrophic occurrence involving our services or equipment could result in large claims for damages. The frequency and severity of such incidents affect our operating costs, insurability and relationships with customers, employees and regulators. Any increase in the frequency or severity of such incidents, or the general level of compensation awards with respect to such incidents, could affect our ability to obtain projects from oil and gas companies or insurance. We maintain what we believe is prudent insurance protection. However, we cannot guarantee that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims that may arise. Successful claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage. The availability of insurance covering risks we and our competitors typically insure against may decrease, and the insurance that we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

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

AS WE EXPAND OUR INTERNATIONAL OPERATIONS, WE WILL BE SUBJECT TO ADDITIONAL POLITICAL, ECONOMIC AND OTHER UNCERTAINTIES.

A key element of our business strategy is to expand our operations into international oil and gas producing areas. These international operations are subject to a number of risks inherent in any business operating in foreign countries including, but not limited to:

      -     political, social and economic instability,

      -     potential seizure or nationalization of assets,

      -     increased operating costs,

      -     modification or renegotiating of contracts,

      -     import-export quotas,

      -     currency fluctuations and

      -     other forms of government regulation which are beyond our control.

Our operations have not yet been affected materially by such conditions or events, but as our international operations expand, the exposure to these risks will increase. We could, at any one time, have a significant amount of our revenues generated by operating activity in a particular country. Therefore, our results of operations could be susceptible to adverse events beyond our control that could occur in the particular country in which we are conducting such operations. We anticipate that our contracts to provide services internationally will generally provide for payment in U.S. dollars and that we will not make significant investments in foreign assets. To the extent we make investments in foreign assets or receive revenues in currencies other than U.S. dollars, the value of our assets and our income could be adversely affected by fluctuations in the value of local currencies.

Additionally, our competitiveness in international market areas may be adversely affected by regulations, including, but not limited to, regulations requiring:

      -     the awarding of contracts to local contractors,

      -     the employment of local citizens and

      - the establishment of foreign subsidiaries with significant ownership positions reserved by the foreign government for local citizens.

We cannot predict what types of the above events may occur.

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL CONTROL.

Certain investment funds managed by First Reserve Corporation beneficially own approximately 24% of our outstanding common stock. As a result, they exercise substantial influence over the outcome of most matters requiring a stockholder vote. In addition, in connection with our acquisition of Cardinal Holding Corp. on July 15, 1999, we entered into a stockholders' agreement that provides that our board of directors will consist of six members, consisting in part of two designees of the First Reserve funds and two independent directors designated by First Reserve and approved by the board. The First Reserve funds will continue to be entitled to designate these directors until the stockholders' agreement terminates on July 15, 2009 or in the event of certain substantial reductions of their ownership interest.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A. EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth certain information about our executive officers.

     Name and Age                      Position
     ------------                      --------
     Terence E. Hall, 57 ...........   Chairman of the Board, Chief Executive
                                       Officer and President
     Kenneth L. Blanchard, 53 ......   Chief Operating Officer and Executive
                                       Vice President
     Robert S. Taylor, 48 ..........   Chief Financial Officer, Vice President
                                       and Treasurer

Terence E. Hall has served as our Chairman of the Board, Chief Executive Officer, President and Director since December 1995. Since 1989, he also served as the President and Chief Executive Officer of Superior Energy Services, L.L.C., and Connection Technology, L.L.C., two of our wholly-owned subsidiaries, and their predecessor companies.

Kenneth L. Blanchard has served as our Chief Operating Officer since June 2002 and as one of our Vice Presidents since December 1995. Prior to this, he served as Vice President of the predecessor to Connection Technology, L.L.C.

Robert S. Taylor has served as our Chief Financial Officer since January 1996 and as one of our Vice Presidents since July 1999. From May 1994 to January 1996, he served as Chief Financial Officer of Kenneth Gordon (New Orleans), Ltd., an apparel manufacturer.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the New York Stock Exchange, on May 15, 2001, under the symbol "SPN." Prior to May 15, 2001, our stock was traded on the NASDAQ National Market under the symbol "SESI." The following table sets forth the high and low sales prices per share of common stock as reported by the respective securities market for each fiscal quarter during the periods indicated.

                                                           HIGH         LOW
                                                           ----         ---
    2001
             First Quarter                               $ 12.75      $ 9.50
             Second Quarter                                14.10        7.75
             Third Quarter                                  8.96        5.44
             Fourth Quarter                                 9.40        5.70

    2002
             First Quarter                               $ 10.88      $ 7.88
             Second Quarter                                11.65        9.07
             Third Quarter                                 10.10        5.95
             Fourth Quarter                                 9.03        5.97

    2003
             First Quarter (through March 14, 2003)      $  9.15      $ 6.80

As of March 14, 2003, there were 73,833,359 shares of Common Stock outstanding, which were held by 111 record holders.

We do not plan to pay cash dividends on our common stock. We intend to retain all of the cash our business generates to meet our working capital requirements and fund future growth. In addition, our bank credit facility prevents us from paying dividends or making other distributions to our stockholders.

We have four stock incentive plans to provide long-term incentives to our key employees, including officers and directors, consultants and advisers. The following table provides information about these incentive plans as of December 31, 2002:

                      Equity Compensation Plan Information

                                                          Weighted-       Number of Securities
                                Number of Securities       Average        Remaining Available
                                 to be issued upon      Exercise Price    for Future Issuance
                                    Exercise of         of Outstanding        under Equity
Plan Category                   Outstanding Options        Options         Compensation Plans
-------------                   -------------------     --------------    --------------------
Equity compensation Plans
Approved by Stockholders              5,518,516            $  7.33            1,782,498(1)

Equity Compensation Plans Not
Approved by Stockholders                     --            $    --               13,712(2)

(1) Of the shares remaining available for issuance under the Company's 1999 Stock Incentive Plan and 2002 Stock Incentive Plan, no more than 250,000 shares may be issued as restricted stock or "other stock-based awards" (which awards are valued in whole or in part on the value of the shares of Common Stock) under each plan. Of the shares remaining for issuance under the Company's 1995 Stock Incentive Plan, there is no limit to how many of the shares may be issued as restricted stock or "other stock-based awards."

      (2) Under our Director's Stock Plan, our non-employee directors may elect to receive up to 100%, in 25% increments, of any fees paid by the Company in common stock. The fees are converted into shares of common stock in an amount equal to the director's compensation divided by the average price of the stock for the calendar quarter in which the election is made.

ITEM 6. SELECTED FINANCIAL DATA

We present below our selected consolidated financial data for the periods indicated. We derived the historical data from our audited consolidated financial statements.

When we acquired Cardinal Holding Corp. (Cardinal) on July 15, 1999, the transaction was treated for accounting purposes as if Cardinal acquired us. Because we were the company being "acquired" for accounting purposes, financial information for periods prior to the merger represents the results of Cardinal's operations, and financial information for periods following the merger represents the results of the combined companies. Cardinal's historical operating results were substantially different than ours for the same periods and reflected substantial non-cash and extraordinary charges associated with a recapitalization and refinancing. Consequently, analyzing prior period results to determine or estimate our future operating potential would not provide meaningful information.

The data presented below should be read together with, and are qualified in their entirety by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements included elsewhere in this Annual Report. The financial data is in thousands, except per share amounts.

                                                                Years Ended December 31,
                                        ----------------------------------------------------------------------------
                                           2002            2001           2000             1999             1998
                                           ----            ----           ----             ----             ----
Revenues                                $ 443,147(1)    $ 449,042(2)   $ 257,502(3)     $ 113,076(4)    $  82,223(5)
Income from operations                     57,021         104,953         43,359           10,016          15,558
Income (loss) before extraordinary
  losses and cumulative effect of
  change in accounting principle           21,886          51,187         19,881           (2,034)          1,203
Extraordinary losses, net                      --              --         (1,557)(6)       (4,514)(7)     (10,885)(8)
Cumulative effect of change in
  accounting principle, net                    --           2,589(9)          --               --              --
Net income (loss)                          21,886          53,776         18,324           (6,548)         (9,682)
Net income (loss) before
  extraordinary losses and cumulative
  effect of change in accounting
  principle per share:
    Basic                                    0.30            0.74           0.30            (0.11)           0.06
    Diluted                                  0.30            0.73           0.30            (0.11)           0.06
Net income (loss) per share:
    Basic                                    0.30            0.78           0.28            (0.25)          (1.27)
    Diluted                                  0.30            0.77           0.28            (0.25)          (1.27)
Total assets                              727,620         665,520        430,676          282,255         107,961
Long-term debt, less current portion      256,334         269,633        146,393          117,459         120,210
Stockholders' equity (deficit)            335,342(10)     269,576        206,247(11)      121,487         (39,940)(8)

(1) In the year ended December 31, 2002, we made two acquisitions. We acquired Environmental Treatment Team Holding, L.L.C. (ETT) in January 2002 by converting $18.6 million of notes and other receivables into ownership of the company. Additional consideration, if any, will be based upon a multiple of four times ETT's average annual earnings before interest, income taxes, depreciation and amortization expense (EBITDA), less $9 million. We currently estimate that the total additional consideration, if any, will not exceed $6.5 million.

      We also acquired a business in December 2002 for $5.6 million in cash consideration (including transaction costs), with an additional $925,000 of consideration due upon receipt of the title to a facility owned by the acquired business. These acquisitions have been accounted for as purchases, and the results of operations have been included from the respective company's acquisition date.

(2) In the year ended December 31, 2001, we made five acquisitions for $108 million in initial aggregate consideration, of which $2 million was paid with common stock. For two of the acquisitions, additional consideration, if any, will be based upon the respective company's average EBITDA less certain adjustments, and for one acquisition, additional consideration, if any, will be based upon the performance of a marine vessel. The total additional consideration, if any, will not exceed $19.7 million. These acquisitions have been accounted for as purchases, and the results of operations have been included from the respective company's acquisition date.

(3) In the year ended December 31, 2000, we made six acquisitions for $42.5 million in initial aggregate cash consideration. These acquisitions have been accounted for as purchases, and the results of operations have been included from the respective company's acquisition date.

(4) On July 15, 1999, we acquired Cardinal through a stock for stock merger. The merger was accounted for as a reverse acquisition which resulted in the adjustment of our net assets existing at the time of the merger to their estimated fair value as required by the rules of purchase accounting. Our operating results have been included from July 15, 1999. We made another acquisition in November 1999 for approximately $2.9 million in cash and 597,000 shares of our common stock that was accounted for as a purchase, and the results of operations have been included from the acquisition date.

(5) In 1998, Cardinal acquired three companies for an aggregate purchase price of $24.1 million in cash and stock. Each of these acquisitions was accounted for using the purchase method and the operating results of the acquired companies were included from their respective acquisition dates.

(6) We refinanced our indebtedness in October 2000 resulting in an extraordinary loss of $1.6 million, net of a $1.0 million income tax benefit, which included the write-off of unamortized debt acquisition costs.

(7) In July 1999, in connection with the Cardinal acquisition, we refinanced our combined debt resulting in an extraordinary loss of $4.5 million, net of a $2.1 million income tax benefit.

(8) In 1998, Cardinal completed a recapitalization and refinancing which was funded through debt and equity investments resulting in an extraordinary loss of $10.9 million, net of a $214,000 income tax benefit.

(9) In 2001, we changed depreciation methods from the straight-line method to the units of production method on our liftboat fleet. The cumulative effect of this change in accounting principle on prior years resulted in an increase in net income of $2.6 million, net of income taxes of $1.7 million.

(10) In March 2002, we sold 4.2 million shares of common stock that generated net proceeds of approximately $38.8 million.

(11) In May 2000, we sold 7.3 million shares of common stock that generated net proceeds of approximately $63.2 million.

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

OVERVIEW

We are a leading provider of specialized oilfield services and equipment focused on serving the production-related needs of oil and gas companies in the Gulf of Mexico. We believe that we are one of the few companies in the Gulf of Mexico capable of providing most of the post wellhead products and services necessary to maintain offshore producing wells, as well as plug and abandonment services at the end of their life cycle. We believe that our ability to provide our customers with multiple services and to coordinate and integrate their delivery allows us to maximize efficiency, reduce lead time and provide cost-effective solutions for our customers.

Over the past several years, we have significantly expanded the geographic scope of our operations and the range of production-related services we provide through both internal growth and strategic acquisitions. We have expanded our geographic focus to select international market areas and added complementary product and service offerings. Currently, we provide a full range of products and services for our customers, including well intervention services, marine services, rental tools and other oilfield services. For additional industry segment financial information, see note 14 to our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those related to long-lived assets and goodwill, income taxes, allowance for doubtful accounts and self-insurance. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

We believe the following critical accounting policies are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. We record impairment losses on long-lived assets used in operations when the cash flows estimated to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization levels, operating performance and other factors. Our estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset's operating performance. If the sum of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The net carrying value of assets not fully recoverable is reduced to fair value. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. During the year ended December 31, 2002, we did not record any impairment losses related to long-lived assets.

Goodwill. In assessing the recoverability of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions adversely change in the future, we may be required to record material impairment charges for these assets not previously recorded. We adopted Statement of Financial Accounting Standards No. 142 (FAS No. 142), "Goodwill and Other Intangible Assets," effective January 1, 2002. FAS No. 142 requires that goodwill as well as other intangible assets with indefinite lives no longer be amortized, but instead tested annually for impairment. In connection with FAS No. 142, the transitional goodwill impairment evaluation required us to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, we identified our reporting units (which are consistent with our reportable segments) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We then estimated the fair value of each reporting unit and compared it to the reporting unit's carrying value. Based on this test, the fair value of the reporting units exceeded the carrying amount, and the second step of the impairment test was not required. No impairment loss has been recognized as the result of the adoption of FAS No. 142.

Income Taxes. We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS No. 109), "Accounting for Income Taxes." This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws, as well as changes in our financial condition or the carrying value of existing assets and liabilities, could affect these estimates. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These estimated allowances are periodically reviewed, on a case by case basis, analyzing the customer's payment history and information regarding customer's creditworthiness known to us. In addition, we record a reserve based on the size and age of all receivable balances against which we do not have specific reserves. If the financial condition of our customers was to deteriorate, resulting in their inability to make payments, additional allowances may be required.

Self-Insurance. We self-insure up to certain levels for losses related to workers' compensation, protection and indemnity, general liability, property damage, and group medical. With the recent tightening in the insurance markets, we have elected to retain more risk by increasing our self-insurance. We accrue for these liabilities based on estimates of the ultimate cost of claims incurred as of the balance sheet date. We regularly review our estimates of reported and unreported claims and provide for losses through reserves. While we believe these estimates are reasonable based on the information available, our financial results could be impacted if litigation trends, claims settlement patterns, health care costs and future inflation rates are different from our estimates. Although we believe adequate reserves have been provided for expected liabilities arising from our self-insured obligations, and we believe that we maintain adequate excess insurance coverage, we cannot assure that such coverage will adequately protect us against liability from all potential consequences.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

For the year ended December 31, 2002, our revenues were $443.1 million resulting in net income of $21.9 million or $0.30 diluted earnings per share, as compared to revenue of $449.0 million and income before cumulative effect of change in accounting principle of $51.2 million or $0.73 diluted earnings per share for 2001. The decrease in revenue and operating income is a result of reduced activity by our customers, resulting in lower utilization of the Company's expanded asset base. In 2002, we significantly expanded our capacity to serve our customers by adding three large liftboats, expanding our rental tool inventory, and expanding and enhancing several of our operating facilities. The following discussion analyzes our operating results on a segment basis.

WELL INTERVENTION GROUP SEGMENT

Revenue for our well intervention group was $148.7 million for the year ended December 31, 2002, 13% lower than the same period in 2001. This segment's gross margin decreased to 37% in the year ended December 31, 2002 from 44% in the year ended December 31, 2001. Demand and pricing decreased for almost all of our services as production-related activity decreased significantly.

MARINE SEGMENT

Our marine revenue for the year ended December 31, 2002 decreased 5% over the same period in 2001 to $67.9 million. The gross margin percentage decreased to 34% from 52% as utilization for most liftboat classes declined in 2002 to 69% from 78% in 2001. We added two 245-foot class liftboats and one 250-foot class liftboat to our fleet during 2002. Although these larger liftboats earn higher average dayrates, the fleet's average dayrate remained relatively unchanged from 2001.

RENTAL TOOLS SEGMENT

Revenue for our rental tools segment for the year ended December 31, 2002 was $124.1 million, a 2% increase over the same period in 2001, and the rental tools gross margin percentage increased to 69% from 66% in 2001. These increases resulted from our acquisition of a drill pipe and handling tool rental company near the end of the third quarter of 2001 and our larger asset base as a result of our acquisitions and capital expenditures during 2001 and 2002.

OTHER OILFIELD SERVICES SEGMENT

Other oilfield services revenue for the year ended December 31, 2002 was $102.5 million, a 21% increase over the same period in 2001. The gross margin increased slightly to $20.7 million in the year ended December 31, 2002 from $18.3 million in the same period in 2001. This segment generated higher revenue and gross margin primarily from the acquisition of an environmental services company in January 2002.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $41.6 million in the year ended December 31, 2002 from $33.4 million in 2001. The increase mostly resulted from our larger asset base as a result of our acquisitions and capital expenditures during 2001 and 2002. As of January 1, 2002, we ceased amortizing our goodwill, while approximately $4.4 million of goodwill amortization expense was recorded in the year ended December 31, 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $86.2 million in the year ended December 31, 2002 from $73.3 million in 2001. The increase is primarily the result of our 2001 and 2002 acquisitions.

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

WELL INTERVENTION GROUP SEGMENT

Revenue for our well intervention group for 2001 was $171.2 million, a 90% increase over 2000. The segment's gross margin percentage increased to 44% in 2001 from 36% in 2000. Demand and pricing increased for almost all of our services as production-related activity was significantly higher throughout most of 2001. In addition to internal growth, our revenue and margin increases can be attributed to acquisitions made in 2000 and 2001, which expanded our service offering to include hydraulic drilling and workover services and well control services, as well as a significant expansion of our coiled tubing services.

MARINE SEGMENT

Revenue for our marine segment for 2001 was $71.4 million, an increase of 108% over 2000. The gross margin percentage increased to 52% from 45% as dayrates and utilization for all liftboat classes increased. The fleet's average dayrate increased 67% over 2000 and utilization increased from 77% to 78%. Marine revenue, average day rate and margins benefited from the increased size of our liftboat fleet as a result of our acquisitions and from higher demand for production-related services and offshore construction support services.

RENTAL TOOLS SEGMENT

Revenue for our rental tools segment for 2001 was $121.7 million, increasing 61% over 2000. The gross margin percentage remained unchanged at 66% in 2001 and 2000. The increase in revenue is attributable to higher demand for drilling-related tools, such as drill pipe and accessories, gravel packs, high-pressure connecting iron, and on-site accommodations, and increased exposure to deepwater drilling activity. Also, the segment benefited from additional rentals related to acquisitions made in 2000 and 2001.

OTHER OILFIELD SERVICES SEGMENT

Revenue from the other oilfield services segment increased to $84.7 million in 2001 from $57.3 million in 2000. The gross margin percentage increased to 22% in 2001 from 21% in 2000. These increases were driven mainly by higher demand for our environmental maintenance services, as well as our offshore and dockside tank and vessel services related to increases in Gulf of Mexico drilling activity. The segment also experienced increased activity for its contract operations, supplemental labor and offshore construction and fabrication services.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $33.4 million in 2001 from $22.3 million in 2000. The increase primarily resulted from our larger asset base as a result of our acquisitions and capital expenditures during 2000 and 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expenses as a percentage of revenue decreased to 16% in 2001 from 17% for 2000. The percentage decrease is due to increased activity levels and higher pricing for many of our services. General and administrative expenses increased to $73.3 million for 2001 from $44.3 million in 2000. The increase is primarily the result of our acquisitions and our increased activity levels.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $3.5 million at December 31, 2002 compared to $3.8 million at December 31, 2001. In the year ended December 31, 2002, we generated net cash from operating activities of $87.3 million. We supplemented our cash flow with the sale of 4.2 million shares of common stock during the first quarter of 2002, which generated net proceeds of approximately $38.8 million.

We made $104.5 million of capital expenditures during the year ended December 31, 2002, of which approximately $38.4 million was for liftboats (including the purchase of a 250-foot class liftboat), approximately $39.8 million was used to expand and maintain our rental tool equipment inventory and approximately $14 million was used on facilities construction (including our facility in Broussard, Louisiana). We also made $12.3 million of capital expenditures to expand and maintain the asset base of our well intervention group and other oilfield services group.

In January 2002, we acquired ETT by converting $18.6 million of notes and other receivables into 100% ownership of ETT to further expand our environmental services. Additional consideration, if any, will be based upon a multiple of four times ETT's annual average EBITDA less $9 million, to be determined in the second quarter of 2003. While the amount of additional consideration payable depends upon ETT's operating performance and is difficult to predict accurately, we currently estimate that the total additional consideration, if any, will not exceed $6.5 million.

In June 2002, we made an approximate $11.5 million investment in a rental tool company, Lamb Energy Services, L.L.C. (Lamb Energy), through the contribution of an $8.9 million note receivable and $2.6 million of rental tool assets. The equity in loss from our investment in this affiliate was approximately $80,000 from June to December 31, 2002.

Lamb Energy established a $15 million credit facility with a syndicate of banks that matures in 2004. We have fully guaranteed amounts outstanding under the credit facility and we do not expect to incur any losses as a result of this guarantee. As of December 31, 2002, Lamb Energy had $12 million outstanding under its credit facility.

We have outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments, which commenced November 15, 2001, and continue through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur additional debt in an amount equal to 30% of our net tangible assets as defined, which was approximately $139 million at December 31, 2002. The indenture also contains covenants that restrict our ability to create certain liens, sell assets, or enter into certain mergers or acquisitions.

We also have a bank credit facility with term loans in an aggregate amount of $40.8 million at December 31, 2002 and a revolving credit facility of $75 million. On September 30, 2002, we amended one of the financial covenants in our credit facility to increase the maximum ratio of our debt to EBITDA since our EBITDA for the trailing twelve months has declined due to decreased activity levels in 2002. We also amended our capital expenditures covenant to increase our permitted capital expenditures in 2002 to $110 million from $85 million to allow us to continue to expand our fixed asset base. The credit facility bears interest at a LIBOR rate plus margins that depend on our leverage ratio. As of March 14, 2003, the amounts outstanding under the term loans were $40.8 million, $8.2 million was outstanding under our revolving credit facility, and the weighted average interest rate on amounts outstanding under the credit facility was 4.1% per annum. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our capital expenditures, our ability to pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

In April 2002, we closed a $20.2 million U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (MARAD) for the construction of two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000, which began December 3, 2002, and mature June 3, 2027. Our obligations are secured by the two liftboats. In accordance with the agreement, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

The following table summarizes our contractual cash obligations and commercial commitments at December 31, 2002 (amounts in thousands) for our long-term debt and operating leases. We do not have any other material obligations or commitments of this kind.

  Description         2003       2004       2005       2006       2007    Thereafter
  -----------         ----       ----       ----       ----       ----    ----------
Long-term debt     $ 13,730   $ 22,880   $ 16,031   $    827   $    810    $215,786
Operating leases      3,165      2,270      1,463        757        547         724
                   --------   --------   --------   --------   --------    --------
Total              $ 16,895   $ 25,150   $ 17,494   $  1,584   $  1,357    $216,510
                   ========   ========   ========   ========   ========    ========

The table does not include the guarantee of the Lamb Energy Services $15 million credit facility under which $12 million was outstanding as of December 31, 2002, or any potential additional consideration that may be payable as a result of our acquisitions. Additional consideration is generally based on the acquired company's operating performance after the acquisition as measured by EBITDA and other adjustments intended to exclude extraordinary items. While the amounts payable depend upon the acquired company's operating performance and are difficult to predict accurately, we currently estimate that the maximum additional consideration payable for all of our acquisitions was $42.1 million, with $13.9 million potentially payable in 2003 and $28.2 million in 2004. These amounts are not classified as liabilities under generally accepted accounting principles and not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.

We have identified capital expenditure projects that will require up to $50 million in 2003, exclusive of any acquisitions. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS No. 143), "Accounting for Asset Retirement Obligations." This standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. FAS No. 143 is effective for fiscal years beginning after June 15, 2002. The transition adjustment resulting from the adoption of this statement will be reported as a cumulative effect of change in accounting principle. We do not believe the implementation of FAS No. 143 will have a significant impact on our financial condition and results of operations.

In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (FAS No. 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement rescinds Statement of Financial Accounting Standards No. 4 (FAS No. 4), "Reporting Gains and Losses from Extinguishments of Debt," and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. We will adopt the provisions related to the rescission of FAS No. 4 as of January 1, 2003.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (FAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities." FAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. FAS No. 146 will be effective for us for disposal activities initiated after December 31, 2002.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation Number 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. With respect to initial recognition and measurement, we have not assessed the impact, if any, of the adoption of FIN 45.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (FAS No. 148), "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement of Financial Accounting Standards No. 123," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (FAS No. 123), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. FAS No. 148 improves the prominence and clarity of the pro forma disclosures required by FAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. In addition, this statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. We have adopted the disclosure provisions of FAS No. 148 and presented the pro forma effects of FAS No. 123 for the years ended December 31, 2002, 2001 and 2000 in note 1 of our consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin Number 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with foreign currency fluctuations and changes in interest rates. A discussion of our market risk exposure in financial instruments follows.

Foreign Currency Exchange Rates

Because we operate in a number of countries throughout the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the U.S. dollar, but a portion of the revenues from our foreign operations are paid in foreign currencies. The effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations are also generally are denominated in the same currency. The Company continually monitors the currency exchange risks associated with all contracts not denominated in the U.S. dollar. Any gains or losses associated with such fluctuations have not been material.

We do not hold any foreign currency exchange forward contracts and/or currency options. We make limited use of derivative financial instruments to manage risks associated with existing or anticipated transactions. We do not hold derivatives for trading purposes or use derivatives with leveraged or complex features. Derivative instruments are traded with creditworthy major financial institutions. Assets and liabilities of our foreign subsidiaries are translated at current exchange rates, while income and expense are translated at average rates for the period. Translation gains and losses are reported as the foreign currency translation component of accumulated other comprehensive income in stockholders' equity.

Interest Rates

On occasion, we use interest rate swap agreements to manage our interest rate exposure. Under interest rate swap agreements, we agree with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. As of December 31, 2001, we were party to an interest rate swap with an approximate notional amount of $1.8 million designed to convert a similar amount of variable-rate debt to fixed rates. The swap matured in October 2002, and the interest rate was 5.675%.

The effect on our earnings and other comprehensive income vary from period to period and will be dependent upon prevailing interest rates. During 2002 and 2001, losses of approximately $39,000 and $25,000, respectively, were transferred from accumulated other comprehensive income. At December 31, 2001, we recorded a payable of approximately $30,000 and a corresponding charge to accumulated other comprehensive loss of approximately $18,000, net of income tax. No such agreements were outstanding at December 31, 2002.

At December 31, 2002, $50.1 million of our long-term debt had variable interest rates. Based on debt outstanding at December 31, 2002, a 10% increase in variable interest rates would increase our interest expense in the year 2002 by approximately $222,000, while a 10% decrease would decrease our interest expense by approximately $222,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report

The Board of Directors and Stockholders
Superior Energy Services, Inc.:

We have audited the consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2002. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule, "Valuation and Qualifying Accounts," for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Energy Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of depreciation on its liftboat fleet in 2001.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" as required for goodwill and intangible assets resulting from business combinations initiated after June 30, 2001. On January 1, 2002, the Company adopted the remaining provisions of SFAS No. 142.

                                                                KPMG LLP

New Orleans, Louisiana
March 1, 2003

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001
                        (in thousands, except share data)

                                                                  2002         2001
                                                                  ----         ----
ASSETS
Current assets:
  Cash and cash equivalents                                    $   3,480    $   3,769
  Accounts receivable - net of allowance for doubtful
    accounts of $4,617 in 2002 and $4,057 in 2001                108,352      109,835
  Income taxes receivable                                          6,087       11,694
  Prepaid insurance and other                                     11,663       10,181
                                                               ---------    ---------

        Total current assets                                     129,582      135,479
                                                               ---------    ---------

Property, plant and equipment - net                              418,047      345,878
Goodwill - net of accumulated amortization of $9,151             160,366      148,729
Notes receivable                                                      --       23,062
Investments in affiliates                                         12,343           --
Other assets - net of accumulated amortization of
  $2,756 in 2002 and $1,440 in 2001                                7,282       12,372
                                                               ---------    ---------

        Total assets                                           $ 727,620    $ 665,520
                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $  21,010    $  21,591
  Accrued expenses                                                33,871       40,093
  Deferred income taxes                                               --          510
  Current maturities of long-term debt                            13,730       16,727
                                                               ---------    ---------

        Total current liabilities                                 68,611       78,921
                                                               ---------    ---------

Deferred income taxes                                             67,333       47,390
Long-term debt                                                   256,334      269,633

Stockholders' equity:
  Preferred stock of $.01 par value. Authorized,
    5,000,000 shares; none issued                                     --           --
  Common stock of $.001 par value. Authorized, 125,000,000
    shares; issued and outstanding 73,819,341 and 69,322,886
    at December 31, 2002 and 2001, respectively                       74           69
  Additional paid-in capital                                     368,746      324,898
  Accumulated other comprehensive income                              43           16
  Accumulated deficit                                            (33,521)     (55,407)
                                                               ---------    ---------

        Total stockholders' equity                               335,342      269,576
                                                               ---------    ---------

        Total liabilities and stockholders' equity             $ 727,620    $ 665,520
                                                               =========    =========

See accompanying notes to consolidated financial statements.

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 2002, 2001 and 2000
                      (in thousands, except per share data)

                                                              2002         2001         2000
                                                              ----         ----         ----

Revenues                                                   $ 443,147    $ 449,042    $ 257,502
                                                           ---------    ---------    ---------
Costs and expenses:
  Cost of services                                           258,334      237,355      147,601
  Depreciation and amortization                               41,595       33,446       22,255
  General and administrative                                  86,197       73,288       44,287
                                                           ---------    ---------    ---------
    Total costs and expenses                                 386,126      344,089      214,143
                                                           ---------    ---------    ---------
  Income from operations                                      57,021      104,953       43,359
  Other income (expense):
    Interest expense, net of amounts capitalized             (21,884)     (20,087)     (12,078)
    Interest income                                              530        1,892        1,898
    Earnings (loss) in unconsolidated entities, net              (80)          --           --
                                                           ---------    ---------    ---------
  Income before income taxes, extraordinary loss and
    cumulative effect of change in accounting principle       35,587       86,758       33,179
  Income taxes                                               (13,701)     (35,571)     (13,298)
                                                           ---------    ---------    ---------
  Income before extraordinary loss and cumulative effect
    of change in accounting principle                         21,886       51,187       19,881
  Extraordinary loss, net of income tax benefit of $996           --           --       (1,557)
  Cumulative effect of change in accounting principle,
    net of income tax expense of $1,655                           --        2,589           --
                                                           ---------    ---------    ---------
  Net income                                               $  21,886    $  53,776    $  18,324
                                                           =========    =========    =========

  Basic earnings per share:
    Earnings before extraordinary loss and cumulative
      effect of change in accounting principle             $    0.30    $    0.74    $    0.30
    Extraordinary loss                                            --           --        (0.02)
    Cumulative effect of change in accounting principle           --         0.04           --
                                                           ---------    ---------    ---------
    Earnings per share                                     $    0.30    $    0.78    $    0.28
                                                           =========    =========    =========

  Diluted earnings per share:
    Earnings before extraordinary loss and cumulative
      effect of change in accounting principle             $    0.30    $    0.73    $    0.30
    Extraordinary loss                                            --           --        (0.02)
    Cumulative effect of change in accounting principle           --         0.04           --
                                                           ---------    ---------    ---------
    Earnings per share                                     $    0.30    $    0.77    $    0.28
                                                           =========    =========    =========

  Weighted average common shares used in computing
    earnings per share:
      Basic                                                   72,912       68,545       64,991
      Incremental common shares from stock options               960        1,047          930
                                                           ---------    ---------    ---------
      Diluted                                                 73,872       69,592       65,921
                                                           =========    =========    =========

See accompanying notes to consolidated financial statements.

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                   Years Ended December 31 2002, 2001 and 2000
                        (in thousands, except share data)

                                                                                             Accumulated
                                    Preferred               Common              Additional      other
                                      stock    Preferred    stock      Common    paid-in    comprehensive    Accumulated
                                      shares     stock      shares     stock     capital    income (loss)     deficit      Total
                                    ---------  ---------    ------     ------   ----------  --------------   -----------   -----
Balances, December 31, 1999              --     $   --    59,810,789   $   60   $ 248,934      $     --     $  (127,507)  $ 121,487

Comprehensive income:
  Net income                             --         --            --       --          --            --          18,324      18,324
  Other comprehensive income -
    Foreign currency translation
      adjustment                         --         --            --       --          --            58              --          58
                                     ------     ------    ----------   ------   ---------      --------     -----------   ---------
Total comprehensive income               --         --            --       --          --            58          18,324      18,382
Stock issued for cash                    --         --     7,300,000        7      63,240            --              --      63,247
Exercise of stock options and
  related tax benefit, net               --         --       705,476        1       3,203            --              --       3,204
Acquisition of common stock              --         --       (12,961)      --         (73)           --              --         (73)
                                     ------     ------    ----------   ------   ---------      --------     -----------   ---------
Balances, December 31, 2000              --         --    67,803,304       68     315,304            58        (109,183)    206,247

Comprehensive income:
  Net income                             --         --            --       --          --            --          53,776      53,776
  Other comprehensive loss -
    Foreign currency translation
      adjustment                         --         --            --       --          --           (24)             --         (24)
    Unrealized loss on derivatives       --         --            --       --          --           (18)             --         (18)
                                     ------     ------    ----------   ------   ---------      --------     -----------   ---------
Total comprehensive income (loss)        --         --            --       --          --           (42)         53,776      53,734
Stock issued for acquisitions            --         --       825,612        1       6,217            --              --       6,218
Exercise of stock options and
  related tax benefit, net               --         --       693,970       --       3,377            --              --       3,377
                                     ------     ------    ----------   ------   ---------      --------     -----------   ---------
Balances, December 31, 2001              --         --    69,322,886       69     324,898            16         (55,407)    269,576

Comprehensive income:
  Net income                             --         --            --       --          --            --          21,886      21,886
  Other comprehensive income -
    Foreign currency translation
      adjustment                         --         --            --       --          --             9              --           9
    Unrealized gain on derivatives       --         --            --       --          --            18              --          18
                                     ------     ------    ----------   ------   ---------      --------     -----------   ---------
Total comprehensive income               --         --            --       --          --            27          21,886      21,913
Stock issued for cash                    --         --     4,197,500        4      38,832            --              --      38,836
Exercise of stock options and
  related tax benefit, net               --         --       298,955        1       5,016            --              --       5,017
                                     ------     ------    ----------   ------   ---------      --------     -----------   ---------
Balances, December 31, 2002              --     $   --    73,819,341   $   74   $ 368,746      $     43     $   (33,521)  $ 335,342
                                     ======     ======    ==========   ======   =========      ========     ===========   =========

See accompanying notes to consolidated financial statements.

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2002, 2001, and 2000
                                 (in thousands)

                                                               2002         2001         2000
                                                               ----         ----         ----
Cash flows from operating activities:
  Net income                                                $  21,886    $  53,776    $  18,324
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Extraordinary loss                                           --           --        1,557
      Cumulative effect of change in accounting principle          --       (2,589)          --
      Depreciation and amortization                            41,595       33,446       22,255
      Deferred income taxes                                    17,669       25,865        8,348
      Earnings (loss) in unconsolidated entities, net              80           --           --
      Amortization of debt acquisition costs                    1,031        1,269          377
      Changes in operating assets and liabilities,
        net of acquisitions:
         Accounts receivable                                    4,629      (22,248)     (22,938)
         Other - net                                            2,467         (462)      (1,172)
         Accounts payable                                      (1,660)      (6,816)       7,463
         Accrued expenses                                      (7,466)      18,764       (4,151)
         Income taxes                                           7,052      (11,656)         504
                                                            ---------    ---------    ---------
         Net cash provided by operating activities             87,283       89,349       30,567
                                                            ---------    ---------    ---------
Cash flows from investing activities:
  Payments for purchases of property and equipment           (104,452)     (83,863)     (57,257)
  Businesses acquired, net of cash acquired                    (7,653)    (104,999)     (40,827)
  Increase in notes receivable                                     --       (3,849)     (10,315)
  Other                                                            --        1,415       (2,315)
                                                            ---------    ---------    ---------
         Net cash used in investing activities               (112,105)    (191,296)    (110,714)
                                                            ---------    ---------    ---------
Cash flows from financing activities:
  Payments on notes payable                                        --           --       (3,713)
  Net borrowings (payments) on revolving credit facility        1,550       (8,800)      34,000
  Proceeds from long-term debt                                 20,241      232,000      110,000
  Principal payments on long-term debt                        (39,582)    (118,345)    (129,231)
  Debt acquisition costs                                       (1,529)      (6,770)      (1,124)
  Proceeds from issuance of stock                              38,836           --       63,247
  Proceeds from exercise of stock options                       5,017        3,377        3,204
                                                            ---------    ---------    ---------
         Net cash provided by financing activities             24,533      101,462       76,383
                                                            ---------    ---------    ---------
         Net decrease in cash and cash equivalents               (289)        (485)      (3,764)
Cash and cash equivalents at beginning of year                  3,769        4,254        8,018
                                                            ---------    ---------    ---------
Cash and cash equivalents at end of year                    $   3,480    $   3,769    $   4,254
                                                            =========    =========    =========

See accompanying notes to consolidated financial statements.

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000

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

            The Company's well intervention and marine services segments are contracted for specific projects on either a day rate or turnkey basis. Rental tools are leased to customers on an as-needed basis on a day rate basis. The Company derives a significant amount of its revenue from a small number of major and independent oil and gas companies. In 2002, 2001 and 2000, one customer accounted for approximately 12%, 12% and 10% of the Company's total revenue, respectively, primarily in the well intervention and other oilfield services segments. The inability of the Company to continue to perform services for a number of its large existing customers, if not offset by sales to new or existing customers, could have a material adverse effect on the Company's business and financial condition.

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

            The company capitalizes interest on borrowings used to finance the cost of major capital projects during the active construction period. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For 2002, 2001 and 2000, the Company capitalized approximately $1,066,000, $839,000 and $242,000, respectively, of interest for various capital expansion projects.

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

      (e)   Goodwill

            The Company adopted Statement of Financial Accounting Standards No. 142 (FAS No. 142), "Goodwill and Other Intangible Assets," effective January 1, 2002. FAS No. 142 requires that goodwill as well as other intangible assets with indefinite lives no longer be amortized, but instead tested annually for impairment. In conjunction with the adoption of Financial Accounting Standards No. 141 (FAS No. 141), "Business Combinations," goodwill has no longer amortized for any business combinations initiated or completed after June 30, 2001. In connection with FAS No. 142, the transitional goodwill impairment evaluation required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units (which are consistent with the Company's reportable segments) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then estimated the fair value of each reporting unit and compared it to the reporting unit's carrying value. Based on this test, the fair value of the reporting units exceeded the carrying amount, and the second step of the impairment test was not required. No impairment loss has been recognized as the result of the adoption of FAS No. 142.

            Prior to the adoption of FAS No. 142, the Company amortized goodwill using the straight-line method over a period not to exceed 30 years, and evaluated the recoverability of goodwill based on undiscounted estimates for cash flows in accordance with Statement of Financial Accounting Standards No. 121 (FAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

            The following table presents net income for each period exclusive of amortization expense recognized in such periods related to goodwill, which is no longer amortized as a result of the adoption of FAS No.
            142. Amounts are in thousands except per share information:

                                                                      Year Ended
                                                                     December 31,
                                                            ------------------------------
                                                              2002       2001       2000
                                                            --------   --------   --------
Income before cumulative effect of change
  in accounting principle, as reported                      $ 21,886   $ 51,187   $ 19,881
Extraordinary loss net of income tax expense, as reported         --         --     (1,557)
Cumulative effect of change in accounting
  principle, net of income tax expense, as reported               --      2,589         --
Goodwill amortization, net of income tax expense                  --      4,172      2,999
                                                            --------   --------   --------
Net income as adjusted                                      $ 21,886   $ 57,948   $ 21,323
                                                            ========   ========   ========

Basic earnings per share:
  Earnings before cumulative effect
    of change in accounting principle, as reported          $   0.30   $   0.74   $   0.30
  Extraordinary loss                                              --         --      (0.02)
  Cumulative effect of change in accounting principle             --       0.04         --
  Goodwill amortization, net of income tax expense                --       0.06       0.05
                                                            --------   --------   --------
  Earnings per share                                        $   0.30   $   0.84   $   0.33
                                                            ========   ========   ========

Diluted earnings per share:
  Earnings before cumulative effect
    of change in accounting principle, as reported          $   0.30   $   0.73   $   0.30
  Extraordinary loss                                              --         --      (0.02)
  Cumulative effect of change in accounting principle             --       0.04         --
  Goodwill amortization, net of income tax expense                --       0.06       0.04
                                                            --------   --------   --------
  Earnings per share                                        $   0.30   $   0.83   $   0.32
                                                            ========   ========   ========

Weighted average common shares used
  in computing earnings per share:
    Basic                                                     72,912     68,545     64,991
                                                            ========   ========   ========
    Diluted                                                   73,872     69,592     65,921
                                                            ========   ========   ========

      (f)   Other Assets

            Other assets consist primarily of debt acquisition costs and covenants not to compete. Debt acquisition costs are being amortized over the term of the related debt, which is in each instance approximately four to ten years. The amortization of debt acquisition costs, which is classified as interest expense, was $1,031,000, $1,269,000, and $377,000 for the years ended December
            31, 2002, 2001 and 2000, respectively. The covenants not to compete are being amortized over the terms of the agreements, which is four years. Amortization expense recorded on the covenants not to compete for the years ended December 31, 2002, 2001 and 2000 was $272,000, $328,000 and $386,000, respectively.

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

      (i)   Income Taxes

            The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS No. 109), "Accounting for Income Taxes." FAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes reflect the impact of temporary differences between amounts of assets for financial reporting purposes and such amounts as measured by tax laws.

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

      (k)   Financial Instruments

            On occasion, the Company uses interest rate swap agreements to manage its interest rate exposure. The Company specifically designates these agreements as cash flow hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period the differentials occur. Under interest rate swap agreements, the Company agrees with other parties to exchange at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. No such agreements were outstanding at December 31, 2002.

      (l)   Foreign Currency Translation

            Assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as the foreign currency translation component of accumulated other comprehensive income in stockholders' equity.

      (m)   Stock Based Compensation

            The Company accounts for its stock based compensation under the principles prescribed by the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees (Opinion No. 25). However, Statement of Financial Accounting Standards No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation" permits the continued use of the intrinsic-value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by FAS No. 123 had been applied. No stock based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by Statement of Financial Accounting Standards No. 148 (FAS No. 148), "Accounting for Stock Based Compensation - Transition and Disclosure," which amended FAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to a stock based employee compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years (amounts are in thousands, except per share amounts).

                                                    2002         2001          2000
                                                  --------     --------     --------
Net income, as reported                           $ 21,886     $ 53,776     $ 18,324
Stock-based employee compensation
  expense, net of tax                               (3,262)      (2,582)      (3,836)
                                                  --------     --------     --------
Pro forma net income                              $ 18,624     $ 51,194     $ 14,488
                                                  ========     ========     ========

Basic earnings per share:
  Earnings, as reported                           $   0.30     $   0.78     $   0.28
  Stock-based employee compensation
    expense, net of tax                              (0.04)       (0.03)       (0.06)
                                                  --------     --------     --------
  Pro forma earnings                              $   0.26     $   0.75     $   0.22
                                                  ========     ========     ========

Diluted earnings per share:
  Earnings, as reported                           $   0.30     $   0.77     $   0.28
  Stock-based employee compensation
    expense, net of tax                              (0.05)       (0.03)       (0.06)
                                                  --------     --------     --------
  Pro forma earnings                              $   0.25     $   0.74     $   0.22
                                                  ========     ========     ========

Black-Scholes option pricing model assumptions:
  Risk free interest rate                            2.943%         4.5%         5.2%
  Expected life (years)                                  3            3            3
  Volatility                                         85.48%       79.11%      128.75%
  Dividend yield                                        --           --           --

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

(3)   Supplemental Cash Flow Information (in thousands)

                                               2002         2001         2000
                                               ----         ----         ----
Cash paid for interest                      $  22,006    $  17,329    $  12,135
                                            =========    =========    =========

Cash paid (received) for income taxes       $ (15,224)   $  20,304    $   4,368
                                            =========    =========    =========

Details of acquisitions:
  Fair value of assets                      $  29,985    $ 141,946    $  65,373
  Fair value of liabilities                   (22,093)     (26,957)     (19,658)
  Common stock issued                              --       (6,218)          --
                                            ---------    ---------    ---------
  Cash paid                                     7,892      108,771       45,715
  Less cash acquired                             (239)      (3,772)      (4,888)
                                            ---------    ---------    ---------
    Net cash paid for acquisitions          $   7,653    $ 104,999    $  40,827
                                            =========    =========    =========

Non-cash investing activity:
  Additional consideration
    payable on acquisitions                 $     660    $   3,750    $  18,449
                                            =========    =========    =========
  Retainage payable on
    vessel construction                     $      --    $      --    $   1,000
                                            =========    =========    =========

(4)   Business Combinations

Effective January 1, 2002, the Company acquired Environmental Treatment Team Holding, L.L.C. (ETT), by converting $18.6 million of notes and other receivables into 100% ownership of ETT to further expand the environmental services of the Company. Additional consideration, if any, will be based upon a multiple of four times ETT's average annual earnings before interest, income taxes, depreciation and amortization expense (EBITDA) less $9 million, to be determined in the second quarter of 2003. The Company currently estimates that the total additional consideration, if any, will not exceed $6.5 million. The acquisition has been accounted for as a purchase and the acquired assets and liabilities have been valued at their estimated fair market value. The purchase price allocated to net assets was approximately $13 million, and the excess purchase price over the fair value of net assets of approximately $5.6 million was allocated to goodwill. The results of operations have been included from the acquisition date.

On December 13, 2002, the Company acquired a business to further expand the rental tool services of the Company. The Company paid $5.6 million in cash consideration for this acquisition (including transaction costs) and will pay an additional $925,000 upon the receipt of the title to a facility for this business. The acquisition has been accounted for as a purchase and the acquired assets and liabilities have been valued at their estimated fair market value. The purchase price has been preliminarily allocated to net assets was approximately $2.6 million, and the excess purchase price over the fair value of net assets of approximately $3 million was allocated to goodwill. The remaining $925,000 will be allocated to the facility upon receipt. The results of operations have been included from the acquisition date. The results of operations of this acquired company were not material to the overall results of operations of the Company.

In the year ended December 31, 2001, the Company made five acquisitions for a total of $108 million in consideration, of which $2 million was paid with common stock. For two of the acquisitions, additional consideration, if any, will be based upon the respective company's average EBITDA less certain adjustments, and for one acquisition, additional consideration, if any, will be based upon the performance of a marine vessel. The total additional consideration, if any, will not exceed $19.7 million. These acquisitions have been accounted for as purchases and the acquired assets and liabilities have been valued at their estimated fair market value. The purchase price allocated to net assets was approximately $80.5 million, and the excess purchase price over the fair value of net assets of approximately $27.5 million was allocated to goodwill, of which $17.9 million relates to acquisitions after June 30, 2001 and is not being amortized as the result of new accounting pronouncements. The results of operations have been included from the respective acquisition date.

Most of the Company's acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average EBITDA over a three-year period from the respective date of acquisition. In 2002, the Company capitalized additional consideration of $3 million related to two of its acquisitions, of which $660,000 was paid subsequent to year end. While the amounts of additional consideration payable depend upon the acquired company's operating performance and are difficult to predict accurately, the Company estimates that the maximum additional consideration payable for all of the Company's acquisitions will be approximately $42.1 million, with $13.9 million potentially payable in 2003 and $28.2 million in 2004. These amounts are not classified as liabilities under generally accepted accounting principles and not reflected in the Company's financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. With the exception of the guarantee of the $15 million credit facility of Lamb Energy Services, L.L.C. (Lamb Energy) (see note 7 to the consolidated financial statements), the Company does not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements.

(5)   Property, Plant and Equipment

A summary of property, plant and equipment at December 31, 2002 and 2001 (in thousands) is as follows:

                                                    2002           2001
                                                    ----           ----
Buildings and improvements                       $  30,135      $  19,574
Marine vessels and equipment                       191,848        142,295
Machinery and equipment                            261,521        207,022
Automobiles, trucks, tractors and trailers          11,808         11,836
Furniture and fixtures                               7,461          5,811
Construction-in-progress                            14,116         24,317
Land                                                 4,778          4,676
                                                 ---------      ---------
                                                   521,667        415,531
Accumulated depreciation                          (103,620)       (69,653)
                                                 ---------      ---------

Property, plant and equipment, net               $ 418,047      $ 345,878
                                                 =========      =========

The cost of property, plant and equipment leased to third parties was approximately $4.2 million at December 31, 2001. Amounts leased at December 31, 2002 were not material.

(6)   Investments in Affiliates

In June 2002, the Company contributed a note receivable of $8.9 million and fixed assets with an approximate $2.6 million net book value to obtain a 54.3% equity ownership interest in Lamb Energy a rental tool company. The Company is accounting for its investment under the equity method of accounting, as it does not have voting or operational control of Lamb Energy. Investments in affiliates also include a 50% ownership interest in Siempre Listo, L.L.C., a company that owns an airplane. The equity in loss from these investments was approximately $80,000 for the year ended December 31, 2002. The summarized financial information of the aggregate of these entities is not material to the financial position or results of operations of the Company.

(7)   Debt

Long-Term Debt

The Company's long-term debt as of December 31, 2002 and 2001 consisted of the following (in thousands):

                                                                    2002       2001
                                                                    ----       ----
Senior Notes - interest payable semiannually
  at 8.875%, due May 2011                                         $200,000   $200,000
Term Loans - interest payable monthly at floating rate
  (4.19% at December 31, 2002), due in quarterly
  installments through March 2005 with $12 million due May 2005     40,800     74,500
Revolver - interest payable monthly at floating rate
  (5.5% at December 31, 2002), due in May 2004                       9,250      7,700
U.S. Government guaranteed long-term financing - interest
  payable semianually at 6.45%, due in semiannual installments
  through June 2027                                                 19,836         --
Notes payable - paid January 2, 2002 with Revolver                      --      3,750
Other installment notes payable (interest rates ranging
  from 7% to 9%), due monthly through October 2006                     178        410
                                                                  --------   --------
                                                                   270,064    286,360
Less current portion                                                13,730     16,727
                                                                  --------   --------
Long-term debt                                                    $256,334   $269,633
                                                                  ========   ========

The Company has outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the registered notes requires semi-annual interest payments which commenced November 15, 2001 and continue through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevents the Company from incurring additional debt, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.25 to 1, except that the Company may incur additional debt in an amount equal to 30% of its net tangible assets as defined, which was approximately $139 million at December 31, 2002. The indenture also contains covenants that restrict the Company's ability to create certain liens, sell assets, or enter into certain mergers or acquisitions. At December 31, 2002, the Company was in compliance with all such covenants.

The Company has a bank credit facility consisting of term loans in an aggregate amount of $40.8 million at December 31, 2002 and a revolving credit facility of $75 million. The term loans require quarterly principal installments in the amount of $3.2 million through March 31, 2005. A balance of $12 million is due on the facility maturity date of May 2, 2005. On September 30, 2002, the Company amended one of the financial covenants in its credit facility to increase the maximum ratio of its debt to EBITDA since its EBITDA for the trailing twelve months has declined due to decreased activity levels in 2002. The Company also amended its capital expenditures covenant to increase its permitted capital expenditures in 2002 to $110 million from $85 million to allow the Company to continue to expand its fixed asset base. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company's leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company's assets, including the pledge of the stock of the Company's principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company's capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, make changes to the Company's capital structure, create liens or incur additional indebtedness. At December 31, 2002, the Company was in compliance with all such covenants.

In April 2002, the Company closed a $20.2 million U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (MARAD) for the construction of two 245-foot class liftboats. The debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000, which began December 3, 2002, and mature June 3, 2027. The

Company's obligations are secured by the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. At December 31, 2002, the Company was in compliance with all such covenants.

The Company owns a 54.3% interest in Lamb Energy, which has a $15 million credit facility with a syndicate of banks that matures in 2004. The Company fully guarantees amounts due under the credit facility. The Company does not expect to incur any losses as a result of the guarantee. As of December 31, 2002, Lamb Energy had $12 million outstanding on this credit facility.

Extraordinary Loss

The early extinguishment of the Company's indebtedness in October 2000 resulted in an extraordinary loss of $1.6 million, net of a $1.0 million income tax benefit, which resulted from the write-off of unamortized debt acquisition costs related to the prior credit facility.

Annual maturities of long-term debt for each of the five fiscal years following December 31, 2002 are as follows (in thousands):

2003                                      $  13,730
2004                                         22,880
2005                                         16,031
2006                                            827
2007                                            810
Thereafter                                  215,786
                                          ---------
Total                                     $ 270,064
                                          =========

(8)   Income Taxes

The components of income tax expense, before the income tax effect of the extraordinary loss and cumulative effect of change in accounting principle, for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

                              2002           2001           2000
                              ----           ----           ----
Current
  Federal                  $ (5,042)      $  9,706       $  3,851
  State                         199             --          1,099
  Foreign                       875             --             --
                           --------       --------       --------
                             (3,968)         9,706          4,950
                           --------       --------       --------
Deferred
  Federal                    16,801         22,991          8,125
  State                         868          2,874            223
                           --------       --------       --------
                             17,669         25,865          8,348
                           --------       --------       --------
                           $ 13,701       $ 35,571       $ 13,298
                           ========       ========       ========

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes as follows (in thousands):

                                          2002         2001         2000
                                          ----         ----         ----
Computed expected tax expense           $12,456      $30,366      $11,613
Increase resulting from:
   Goodwill amortization                     --        1,306        1,025
   State and foreign income taxes         1,068        1,808          481
   Other                                    177        2,091          179
                                        -------      -------      -------
Income tax expense                      $13,701      $35,571      $13,298
                                        =======      =======      =======

The significant components of deferred income taxes at December 31, 2002 and 2001 are as follows (in thousands):

                                                    2002          2001
                                                    ----          ----
Deferred tax assets:
  Allowance for doubtful accounts                 $  1,069      $    805
  Alternative minimum tax credit and net
    operating loss carryforward                      7,696         1,220
  Other                                              1,096           878
                                                  --------      --------
                                                     9,861         2,903
  Valuation allowance                                   --          (279)
                                                  --------      --------
    Net deferred tax assets                          9,861         2,624
                                                  --------      --------
Deferred tax liabilities:
  Property, plant and equipment                     69,322        45,787
  Other                                              7,872         4,737
                                                  --------      --------
    Deferred tax liabilities                        77,194        50,524
                                                  --------      --------
    Net deferred tax liability                    $ 67,333      $ 47,900
                                                  ========      ========

The net change in the valuation allowance was a decrease of $279,000 for the year ended December 31, 2002, an increase of $24,000 for the year ended December 31, 2001 and a decrease of $900,000 for the year ended December 31, 2000. The net deferred tax assets reflect management's estimate of the amount that will be realized from future profitability and the reversal of taxable temporary differences that can be predicted with reasonable certainty.

As of December 31, 2002, the Company had net operating losses to carryforward of an estimated $4.9 million, which is available to reduce future Federal taxable income with expiration dates from 2010 through 2021, and an alternative minimum tax credit carryforward of an estimated $3.7 million. The Company also had various state net operating loss carryforwards of an estimated $23.8 million.

(9)   Stockholders' Equity

In March 2002, the Company sold 4.2 million shares of common stock. The offering generated net proceeds to the Company of approximately $38.8 million.

In May 2000, the Company sold 7.3 million shares of common stock. The offering generated net proceeds to the Company of approximately $63.2 million.

In June 2002, the Company's stockholders approved the 2002 Stock Incentive Plan ("2002 Incentive Plan") to provide long-term incentives to its key employees, including officers and directors, consultants and advisers to the Company ("Eligible Participants"). Under the 2002 Incentive Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, stock awards or any combination thereof to Eligible Participants for up to 1,400,000 shares of the Company's common stock. The Compensation Committee of the Board of Directors establishes the term and the exercise price of any stock options granted under the 2002 Incentive Plan, provided the exercise price may not be less than the fair market value of the common share on the date of grant.

In addition to the 2002 Incentive Plan, Superior maintains its 1999 Stock Incentive Plan ("1999 Incentive Plan") and its 1995 Stock Incentive Plan ("1995 Incentive Plan"), as amended. Under the 1999 Incentive Plan and the 1995 Incentive Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, stock awards or any combination thereof to Eligible Participants which consists of its key employees, including officers and directors who are employees of the Company for up to 5,929,327 shares and 1,900,000 shares, respectively, of the Company's common stock. All of the Company's 1995 Stock Incentive Plan's options which have been granted are vested.

A summary of stock options granted under the incentive plans for the years ended December 31, 2002 and 2001 is as follows:

                                        2002                    2001                    2000
                               ----------------------   ----------------------   ----------------------
                                             Weighted                 Weighted                 Weighted
                               Number of     Average    Number of     Average    Number of     Average
                                Shares        Price      Shares        Price      Shares        Price
                               ---------     --------   ---------     --------   ---------     --------
Outstanding at beginning
  of year                      5,308,215     $  7.05    4,334,363     $  6.10    4,104,917     $  5.56
Granted                          655,841     $  9.39    1,917,500     $  8.48      908,246     $  7.75
Exercised                       (290,665)    $  5.96     (690,648)    $  5.38     (658,800)    $  4.96
Forfeited                       (154,875)    $  8.89     (253,000)    $  6.18      (20,000)    $  7.37
                               ---------                ---------                ---------
Outstanding at end of year     5,518,516     $  7.33    5,308,215     $  7.05    4,334,363     $  6.10
                               =========     =======    =========     =======    =========     =======
Exercisable at end of year     3,509,008     $  6.61    2,968,689     $  6.15    2,400,559     $  5.70
                               =========     =======    =========     =======    =========     =======
Available for future grants    1,782,498                  883,464                2,547,964
                               =========                =========                =========
Average fair value of grants
  during the year                            $  5.33                  $  4.44                  $  5.35
                                             =======                  =======                  =======

A summary of information regarding stock options outstanding at December 31, 2002 is as follows:

                             Options Outstanding              Options Exercisable
                  -----------------------------------------   --------------------
  Range of                         Remaining       Weighted               Weighted
  Exercise                        Contractual      Average                Average
   Prices          Shares            Life           Price       Shares     Price
----------------------------------------------------------------------------------
$2.50 - $3.43       127,500            3-4 years    $ 2.91      127,500    $ 2.91
$4.75 - $5.75     1,939,117        1.5-6.5 years    $ 5.65    1,939,117    $ 5.65
$7.06 - $9.00     1,926,186           5-10 years    $ 7.61      982,518    $ 7.54
$9.25-$12.45      1,525,713          6-9.5 years    $ 9.48      459,873    $ 9.68

(10)  Profit-Sharing Plan

The Company maintains various defined contribution profit-sharing plans for employees who have satisfied minimum service and age requirements. Employees may contribute up to 50% of their earnings to the plans. The Company provides a discretionary match, not to exceed 5% of an employee's salary. The Company made contributions of $1,674,000, $1,052,000 and $729,000 in 2002, 2001 and 2000,
respectively.

(11)  Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 (FAS
No. 133), "Accounting for Derivative Instruments and Hedging
Activities," effective January 1, 2001. The Company uses interest rate swap agreements to manage its interest rate exposure. Under interest rate swap agreements, the Company agrees with other parties to exchange at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. As of December 31, 2001, the Company was party to an interest rate swap with an approximate notional amount of $1.8 million designed to convert a similar amount of variable-rate debt to fixed rates. The swap matured in October 2002, and the interest rate was 5.675%.

The Company's interest rate swap qualified for cash flow hedge accounting treatment under FAS No. 133, whereby changes in fair value have been recognized in accumulated other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. The effect on the Company's earnings and other comprehensive income vary from period to period and will be dependent upon prevailing interest rates. During 2002 and 2001, losses of approximately $32,000 and $25,000, respectively, were transferred from accumulated other comprehensive income. At December 31, 2001, the Company recorded a payable of approximately $30,000 and a corresponding charge to accumulated other comprehensive loss of approximately $18,000, net of income tax. No such agreements were outstanding at December 31, 2002.

(12)  Commitments and Contingencies

The Company leases certain office, service and assembly facilities under operating leases. The leases expire at various dates over the next several years. Total rent expense was approximately $3.0 million in 2002, $2.2 million in 2001, and $1.9 million in 2000. Future minimum lease payments under non-cancelable leases for the five years ending December 31, 2003 through 2007 and thereafter are as follows: $3,165,000, $2,270,000, $1,463,000, $757,000,
$547,000 and $724,000, respectively. Future minimum lease payments receivable under non-cancelable sub-leases for the five years ending December 31, 2003 through 2007 and thereafter are as follows: $538,000, $481,000, $472,000, $472,000, $472,000, and $39,000, respectively.

From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(13)  Related Party Transactions

The Company provides field management and other services to an independent oil and gas exploration and production company, of which a member of the Company's Board of Directors is Chief Executive Officer. The Company billed this customer approximately $4 million in each of 2002, 2001 and 2000 on terms that the Company believes are customary in the industry. The Company expects to continue providing services to this customer.

The Company leased a plane acquired in November 2001 for business travel from a company in which the President and Chief Executive Officer then owned a 50% interest. The lease provided that the Company would make monthly lease payments of $14,250 and pay all of the plane's operating and maintenance costs. The Company expensed $16,625 for the use of the plane during the 2001 fiscal year, and $15,600 in operating and maintenance costs. Effective December 31, 2001, the Company bought the Chief Executive Officer's interest in the company that owns the plane for $900,000, the same price that he paid for his interest in November 2001.

(14)  Segment Information

Beginning January 1, 2002, the Company modified its segment disclosure by combining the field management segment with the environmental and other segment (other oilfield services segment) in order to better reflect how the chief operating decision maker of the Company evaluates the Company's results of operations. The Company's reportable segments are as follows: well intervention group, marine, rental tools, and other oilfield services. Each segment offers products and services within the oilfield services industry. The well intervention group segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services, electric wireline services, hydraulic drilling and workover services, well control services and mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well. The marine segment operates liftboats for oil and gas production facility maintenance, construction operations and platform removals, as well as production service activities. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The other oilfield services segment provides contract operations and maintenance services, interconnect piping services, sandblasting and painting maintenance services, transportation and logistics services, offshore oil and gas cleaning services, oilfield waste treatment services, dockside cleaning of items, including supply boats, cutting boxes, and process equipment, and manufactures and sells drilling instrumentation and oil spill containment equipment. All the segments operate primarily in the Gulf of Mexico.

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

Summarized financial information concerning the Company's segments as of December 31, 2002, 2001 and 2000 and for the years then ended is shown in the following tables (in thousands):

                                                                              Other
                                      Well                     Rental        Oilfield   Unallocated   Consolidated
2002                              Intervention     Marine      Tools         Services     Amount         Total
----                              --------------------------------------------------------------------------------
Identifiable assets                 $ 199,084    $ 195,832    $ 261,341     $  63,491    $   7,872     $ 727,620
Capital expenditures                   18,058       38,833       41,931         5,630           --       104,452
Revenues                            $ 148,670    $  67,884    $ 124,085     $ 102,508    $      --     $ 443,147
Costs of services                      93,474       44,648       38,375        81,837           --       258,334
Depreciation and amortization          10,625        6,764       19,822         4,384           --        41,595
General and administrative             34,520        7,463       29,846        14,368           --        86,197
Operating income                       10,051        9,009       36,042         1,919           --        57,021
Interest expense                           --           --           --            --      (21,884)      (21,884)
Interest income                                                                                530           530
Earnings in unconsolidated
  entities, net                            --           --          (80)           --           --           (80)
                                    ---------    ---------    ---------     ---------    ---------     ---------
Income (loss) before income
  taxes                             $  10,051    $   9,009    $  35,962     $   1,919    $ (21,354)    $  35,587
                                    =========    =========    =========     =========    =========     =========


                                                                              Other
                                      Well                     Rental        Oilfield   Unallocated   Consolidated
2001                              Intervention     Marine      Tools         Services     Amount         Total
----                              --------------------------------------------------------------------------------
Identifiable assets                 $ 200,512    $ 165,057    $ 233,733     $  58,775    $   7,443     $ 665,520
Capital expenditures                   22,300       22,091       36,274         3,198           --        83,863
Revenues                            $ 171,223    $  71,406    $ 121,742     $  84,671    $      --     $ 449,042
Costs of services                      95,549       34,473       40,929        66,404           --       237,355
Depreciation and amortization           9,449        4,729       16,382         2,886           --        33,446
General and administrative             29,521        6,134       26,883        10,750           --        73,288
Operating income                       36,704       26,070       37,548         4,631           --       104,953
Interest expense                           --           --           --            --      (20,087)      (20,087)
Interest income                            --           --           --            --        1,892         1,892
                                    ---------    ---------    ---------     ---------    ---------     ---------
Income (loss) before income
  taxes and cumulative effect
  of change in accounting
  change in accounting principle    $  36,704    $  26,070    $  37,548     $   4,631    $ (18,195)    $  86,758
                                    =========    =========    =========     =========    =========     =========

                                                                            Other
                                      Well                     Rental      Oilfield    Unallocated   Consolidated
2001                              Intervention     Marine      Tools       Services      Amount         Total
----                              -------------------------------------------------------------------------------
Identifiable assets                 $ 136,439    $  74,720    $ 180,204    $  38,239    $   1,074     $ 430,676
Capital expenditures                   10,244       23,676       22,641        1,696           --        58,257
Revenues                            $  90,031    $  34,390    $  75,814    $  57,267    $      --     $ 257,502
Costs of services                      57,460       18,929       25,840       45,372           --       147,601
Depreciation and amortization           6,450        3,428       10,472        1,905           --        22,255
General and administrative             15,394        3,554       16,337        9,002           --        44,287
Operating income (loss)                10,727        8,479       23,165          988           --        43,359
Interest expense                           --           --           --           --      (12,078)      (12,078)
Interest income                            --           --           --           --        1,898         1,898
                                    ---------    ---------    ---------    ---------    ---------     ---------
Income (loss) before income
  taxes and extraordinary loss      $  10,727    $   8,479    $  23,165    $     988    $ (10,180)    $  33,179
                                    =========    =========    =========    =========    =========     =========

(15)  Interim Financial Information (Unaudited)

The following is a summary of consolidated interim financial information for the years ended December 31, 2002 and 2001 (amounts in thousands, except per share data):

                                                               Three Months Ended
                                                  --------------------------------------------
                                                  March 31     June 30    Sept. 30     Dec. 31
                                                  --------     -------    --------     -------
2002
Revenues                                          $104,826    $112,730    $107,213    $118,378
Gross profit                                        45,588      50,590      40,077      48,558
Net income                                           5,825       8,505       1,946       5,610

Earnings per share:
  Basic                                           $   0.08    $   0.12    $   0.03    $   0.08
  Diluted                                             0.08        0.11        0.03        0.08


                                                               Three Months Ended
                                                  --------------------------------------------
                                                  March 31     June 30    Sept. 30     Dec. 31
                                                  --------     -------    --------     -------
2001
Revenues                                          $ 91,256    $109,639    $128,606    $119,541
Gross profit                                        42,938      53,920      60,730      54,099
Income before cumulative effect of change in
accounting principle                                10,880      14,336      15,279      10,692
Net income                                          13,469      14,336      15,279      10,692

Earnings before cumulative effect of change in
accounting principle per share:
  Basic                                           $   0.16    $   0.21    $   0.22    $   0.15
  Diluted                                             0.16        0.21        0.22        0.15
Earnings per share:
  Basic                                           $   0.20    $   0.21    $   0.22    $   0.15
  Diluted                                             0.20        0.21        0.22        0.15

(16)  Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS No. 143), "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. FAS No. 143 is effective for fiscal years beginning after June 15, 2002. The transition adjustment resulting from the adoption of this statement will be reported as a cumulative effect of change in accounting principle. The Company does not believe that the adoption of FAS No. 143 will have a significant impact on its financial condition and results of operations.

In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 145 (FAS No. 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This Statement rescinds Statement of Financial Accounting Standards No 4 (FAS No. 4), "Reporting Gains and Losses from Extinguishments of Debt," and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company will adopt the provisions related to the rescission of FAS No. 4 as of January 1, 2003.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 146 (FAS No.146), "Accounting for Costs Associated with Exit or Disposal Activities." FAS No 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that the liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. FAS No. 146 will be effective for the Company for disposal activities initiated after December 31, 2002.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation Number 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements of Financial Accounting Standards No 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. With respect to initial recognition and measurement, the Company has not assessed the impact, if any, of the adoption of FIN 45.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 148 (FAS No. 148), "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FAS No 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. FAS No 148 improves the prominence and clarity of the pro forma disclosures required by FAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. In addition, this statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. The Company adopted the disclosure provisions of FAS No. 148 and presented the pro forma effects of FAS No. 123 for the years ended December 31, 2002, 2001 and 2000 in Note 1.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation Number 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin Number 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be included in an amendment to this Form 10-K or incorporated by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

Based on their evaluation conducted within 90 days of filing this report on Form 10-K, our Chief Financial Officer and Chief Executive Officer have concluded that our disclosure controls and procedures (as defined in rules 13a-14c promulgated under the Securities Exchange Act of 1934, as amended) are effective and designed to alert them to material information relating to the Company.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1) Financial Statements

      The following financial statements are Included in Part II of this Report:

      Independent Auditors' Report

      Consolidated Balance Sheets - December 31, 2002 and 2001

      Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

      Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

      Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules

      Schedule II - Valuation and Qualifying accounts for the years ended December 31, 2002, 2001 and 2000

      (3) Exhibits

      The exhibits filed as part of this Form 10-K are listed on the Index to Exhibits immediately preceding such exhibits, which index is incorporated herein by reference.

(b)   Reports on Form 8-K

      On November 6, 2002, the Company filed a current report on Form 8-K reporting, under Item 5, the results for the third quarter ended September 30, 2002.

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

SIGNATURE                       TITLE                             DATE
---------                       -----                             ----

/s/ Terence E. Hall             Chairman of the Board,            March 26, 2003
--------------------------
     TERENCE E. HALL            Chief Executive Officer
                                and President
                                (Principal Executive Officer)

/s/ Robert S. Taylor            Vice President and                March 26, 2003
--------------------------      Chief Financial Officer
     ROBERT S. TAYLOR           (Principal Financial and
                                Accounting Officer)


/s/ Justin L. Sullivan          Director                          March 26, 2003
--------------------------
     JUSTIN L. SULLIVAN


/s/ Richard Pattarozzi          Director                          March 26, 2003
--------------------------
     RICHARD PATTAROZZI


/s/ Joseph R. Edwards           Director                          March 26, 2003
--------------------------
      JOSEPH R. EDWARDS


/s/ Ben Guill                   Director                          March 26, 2003
--------------------------
     BEN GUILL


/s/ Richard Bachmann            Director                          March 26, 2003
--------------------------
     RICHARD BACHMANN

                                  CERTIFICATION

      I, Terence E. Hall, certify that:

1. I have reviewed this annual report on Form 10-K of Superior Energy Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       SUPERIOR ENERGY SERVICES, INC.


Date: March 26, 2003              by: /s/ Terence E. Hall
                                  --------------------------------------
                                           Terence E. Hall
                                           Chairman of the Board,
                                           Chief Executive Officer and President

                                  CERTIFICATION

      I, Robert S. Taylor, certify that:

1. I have reviewed this annual report on Form 10-K of Superior Energy Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant's, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                SUPERIOR ENERGY SERVICES, INC.


Date: March 26, 2003        by: /s/ Robert S. Taylor
                            --------------------------------------
                                    Robert S. Taylor
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                  Schedule II Valuation and Qualifying Accounts
                  Years Ended December 31, 2002, 2001 and 2000
                                 (in thousands)

                                                             Additions
                                                     --------------------------
                                    Balance at the   Charged to                                 Balance
                                     beginning of    costs and    Balances from               at the end
Description                            the year      expenses     acquisitions   Deductions   of the year
---------------------------------------------------------------------------------------------------------
Year ended December 31, 2002:
  Allowance for doubtful accounts       $ 4,057       $ 2,073       $   133       $ 1,646       $ 4,617

Year ended December 31, 2001:
  Allowance for doubtful accounts       $ 2,292       $ 2,854       $     3       $ 1,092       $ 4,057

Year ended December 31, 2000:
  Allowance for doubtful accounts       $ 2,892       $   724       $    81       $ 1,405       $ 2,292

INDEX TO EXHIBITS

Exhibit No.                                                             Seq. No.
-----------                                                             --------
                DESCRIPTION

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


4.4             Indenture dated May 2, 2001, by and among SESI,
                L.L.C., the Company, the Subsidiary Guarantors named therein and the Bank of New York as trustee
                (incorporated herein by reference to the Company's
                Quarterly Report on Form 10-Q for the quarter ended
                March 31, 2001), as amended by First Supplemental
                Indenture, dated as of July 9, 2001, by and among SESI, L.L.C., Wild Well Control, Inc., Blowout
                Tools, Inc. and the Bank of New York, as trustee
                (incorporated herein by reference to the Company's
                Registration Statement on Form S-4 (Registration
                No. 333-64946)) as amended by Second Supplemental
                Indenture, dated as of September 1, 2001 by and among SESI, L.L.C., Workstrings, L.L.C., Technical
                Limit Drillstrings, Inc. and the Bank of New York, as trustee (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.1            Superior Energy Services, Inc. 1995 Stock Incentive
                Plan (incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement dated
                June 25, 1997).

10.2            Superior Energy Services, Inc. 1999 Stock Incentive
                Plan as amended (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit No.                                                             Seq. No.
-----------                                                             --------
                DESCRIPTION

10.3            Amended and Restated Credit Agreement dated as of
                December 31, 2000 by and among SESI, L.L.C., the
                Company, Bank One, Louisiana, National Association, as agent, and other lenders specified therein
                (incorporated herein by reference to the Company's
                Annual Report on Form 10-K for the year ended
                December 31, 2000)

10.4            Employment Agreement between the Company and
                Terence Hall (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.5            Amended and Restated Employment and Non-Competition
                Agreement between the Company and Robert Taylor dated July 15, 2001 (incorporated herein by reference to the Company's Annual Report on Form
                10-K for the year ended December 31, 2001).

10.6            Amended and Restated Employment and Non-Competition
                Agreement between the Company and Kenneth Blanchard dated July 15, 2001 (incorporated herein by reference to the Company's Annual Report on Form
                10-K for the year ended December 31, 2001).

10.7            First Amendment to Amended and Restated Credit
                Agreement dated as of May 2, 2001, among the Company, SESI, L.L.C., Bank One, NA, as agent,
                Wells Fargo Bank Texas, N.A., Whitney National bank, and the other lenders specified therein
                (incorporated herein by reference to the Company's
                Quarterly Report on Form 10-Q for the quarter ended
                March 30, 2001).

10.8            Second Amendment to Amended and Restated Credit
                Agreement dated as of November 14, 2001, among the Company, SESI, L.L.C., Bank One, NA, as agent,
                Wells Fargo Bank Texas, N.A., Whitney National bank, and the other lenders specified therein
                (incorporated herein by reference to the Company's
                Annual Report on Form 10-K for the year ended
                December 31, 2001).

10.9            Third Amendment to Amended and Restated Credit
                Agreement dated as of November 16, 2001 among SESI,
                L.L.C., as Borrower, Superior Energy Services,
                Inc., as Parent, Bank One, NA, as Agent, Wells
                Fargo Bank Texas, N.A., as Syndication Agent,
                Whitney National Bank, as Documentation Agent, and the lenders party thereto (incorporated herein by reference to the Company's Current Report on Form
                8-K dated March 6, 2002).

10.10           Purchase Agreement, dated December 31, 2001 between
                SESI, L.L.C. and Terence E. Hall (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.11           Superior Energy Services, Inc. 2002 Stock Incentive
                Plan (incorporated herein by reference to the Company's Definitive Proxy Statement in connection with its 2002 Annual Meeting of Stockholders).

10.12           Fourth Amendment to Amended and Restated Credit
                Agreement dated as of June 11, 2002 among SESI,
                L.L.C., as borrower, Superior Energy Services,
                Inc., as parent, Bank One N.A. as agent, Wells
                Fargo Bank Texas, N.A. as syndication agent,
                Whitney National Bank as documentation agent, and the lenders party thereto (incorporated herein by reference to the Company's Quarterly Report on Form
                10-Q for the quarter ended June 30, 2002).

Exhibit No.                                                             Seq. No.
-----------                                                             --------
                DESCRIPTION

10.13           Fifth Amendment to Amended and Restated Credit
                Agreement dated as of September 30, 2002 among SESI, L.L.C., as borrower, Superior Energy
                Services, Inc., as parent, Bank One N.A. as agent,
                Wells Fargo Bank Texas, N.A. as syndication agent,
                Whitney National Bank as documentation agent, and the lenders party thereto (incorporated herein by reference to the Company's Quarterly Report on Form
                10-Q for the quarter ended September 30, 2002).

10.14*          Superior Energy Services, Inc. Directors' Stock Plan dated
                April 30, 2000.

21.1*           Subsidiaries of the Company.

23.1*           Consent of KPMG LLP.

99.1*           Certificate pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.

99.2*           Certificate pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.


*     Filed herein

----------