Form 10-Q
period 2003-03-31
SUPERIOR ENERGY SERVICES INC
filed 2003-05-14
CIK 886835

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)

   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _____ TO _____.


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding on May 8, 2003 was 73,931,783.

================================================================================

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q for
                    the Quarterly Period Ended March 31, 2003

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I     FINANCIAL INFORMATION
     Item 1.  Financial Statements                                                      3
     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                11
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk               15
     Item 4.  Controls and Procedures                                                  15


PART II    OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K                                         16

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002
                       (in thousands, except share data)


                                                                  3/31/03         12/31/02
                                                                (Unaudited)       (Audited)
                                                                -----------       ---------
ASSETS

Current assets:
 Cash and cash equivalents                                        $   5,565       $   3,480
 Accounts receivable - net                                          110,052         108,352
 Income taxes receivable                                              6,459           6,087
 Prepaid insurance and other                                         14,608          11,663
                                                                  ---------       ---------
     Total current assets                                           136,684         129,582
                                                                  ---------       ---------
Property, plant and equipment - net                                 417,544         418,047
Goodwill - net                                                      162,366         160,366
Investments in affiliates                                            12,471          12,343
Other assets - net                                                    6,935           7,282
                                                                  ---------       ---------
     Total assets                                                 $ 736,000       $ 727,620
                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                 $  16,827       $  21,010
 Accrued expenses                                                    37,181          33,871
 Current maturities of long-term debt                                13,723          13,730
                                                                  ---------       ---------
     Total current liabilities                                       67,731          68,611
                                                                  ---------       ---------
Deferred income taxes                                                73,360          67,333
Long-term debt                                                      251,879         256,334

Stockholders' equity:
 Preferred stock of $.01 par value. Authorized,
  5,000,000 shares; none issued                                          --              --
 Common stock of $.001 par value. Authorized, 125,000,000
  shares; issued and outstanding, 73,836,859 shares at
  March 31, 2003, and 73,819,341 at December 31, 2002                    74              74
 Additional paid in capital                                         368,876         368,746
 Accumulated other comprehensive income                                  94              43
 Accumulated deficit                                                (26,014)        (33,521)
                                                                  ---------       ---------
     Total stockholders' equity                                     343,030         335,342
                                                                  ---------       ---------
     Total liabilities and stockholders' equity                   $ 736,000       $ 727,620
                                                                  =========       =========


          See accompanying notes to consolidated financial statements.

                SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                   Three Months Ended March 31, 2003 and 2002
                      (in thousands, except per share data)
                                  (unaudited)

                                                            2003             2002
                                                          ---------       ---------
Revenues                                                  $ 123,195       $ 104,826
                                                          ---------       ---------
Costs and expenses:
 Cost of services                                            70,157          59,238
 Depreciation and amortization                               11,755           9,522
 General and administrative                                  23,689          21,213
                                                          ---------       ---------
     Total costs and expenses                               105,601          89,973
                                                          ---------       ---------
Income from operations                                       17,594          14,853

Other income (expense):
 Interest expense, net                                       (5,515)         (5,224)
 Equity in income of affiliates, net                            127              --
                                                          ---------       ---------
Income before income taxes                                   12,206           9,629

Income taxes                                                  4,699           3,804
                                                          ---------       ---------
Net income                                                $   7,507       $   5,825
                                                          =========       =========

Basic earnings per share                                  $    0.10       $    0.08
                                                          =========       =========
Diluted earnings per share                                $    0.10       $    0.08
                                                          =========       =========
Weighted average common shares used
 in computing earnings per share:
  Basic                                                      73,826          70,305
  Incremental common shares from stock options                  769           1,005
                                                          ---------       ---------
  Diluted                                                    74,595          71,310
                                                          =========       =========


          See accompanying notes to consolidated financial statements.

                SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2003 and 2002
                                 (in thousands)
                                  (unaudited)


                                                                   2003           2002
                                                                 --------       --------
Cash flows from operating activities:
 Net income                                                      $  7,507       $  5,825
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                                   11,755          9,522
   Deferred income taxes                                            6,027          3,551
   Equity in income of affiliates, net                               (127)            --
   Changes in operating assets and liabilities,
    net of acquisitions:
     Accounts receivable                                           (1,700)        10,022
     Other - net                                                   (1,851)        (1,167)
     Accounts payable                                              (4,183)       (13,307)
     Accrued expenses                                               3,310         (1,699)
     Income taxes                                                    (372)         5,594
                                                                 --------       --------
     Net cash provided by operating activities                     20,366         18,341
                                                                 --------       --------
Cash flows from investing activities:
 Payments for purchases of property and equipment                 (11,950)       (16,634)
 Acquisitions of businesses, net of cash acquired                      --            239
                                                                 --------       --------
    Net cash used in investing activities                         (11,950)       (16,395)
                                                                 --------       --------
Cash flows from financing activities:
 Net payments on revolving credit facility                         (3,250)        (7,700)
 Principal payments on long-term debt                              (3,211)       (28,012)
 Proceeds from issuance of stock                                       --         38,836
 Proceeds from exercise of stock options                              130            919
                                                                 --------       --------
    Net cash provided by (used in) financing activities            (6,331)         4,043
                                                                 --------       --------
    Net increase in cash                                            2,085          5,989

Cash and cash equivalents at beginning of period                    3,480          3,769
                                                                 --------       --------
Cash and cash equivalents at end of period                       $  5,565       $  9,758
                                                                 ========       ========



          See accompanying notes to consolidated financial statements.

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements
                   Three Months Ended March 31, 2003 and 2002


(1) Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Superior Energy Services, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three months ended March 31, 2003 and 2002 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2003 presentation.

(2) Stock Based Compensation

The Company accounts for its stock based compensation under the principles prescribed by the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees (Opinion No. 25). However, Statement of Financial Accounting Standards No. 123 (FAS No. 123), Accounting for Stock-Based Compensation permits the continued use of the intrinsic-value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by FAS No. 123 had been applied. No stock based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by Statement of Financial Accounting Standards No. 148 (FAS No. 148), Accounting for Stock Based Compensation - Transition and Disclosure, which amended FAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock based employee compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years (amounts are in thousands, except per share amounts).


                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2003             2002
                                                        ----------        ----------
Net income, as reported                                  $   7,507        $   5,825
Stock-based employee compensation
 expense, net of tax                                          (610)            (649)
                                                         ---------        ---------
 Pro forma net income                                    $   6,897        $   5,176
                                                         =========        =========
Basic earnings per share:
 Earnings, as reported                                   $    0.10        $    0.08
 Stock-based employee compensation
  expense, net of tax                                        (0.01)           (0.01)
                                                         ---------        ---------
 Pro forma earnings per share                            $    0.09        $    0.07
                                                         =========        =========
Diluted earnings per share:
 Earnings, as reported                                   $    0.10        $    0.08
 Stock-based employee compensation
  expense, net of tax                                        (0.01)           (0.01)
                                                         ---------        ---------
 Pro forma earnings per share                            $    0.09        $    0.07
                                                         =========        =========
Black-Scholes option pricing model assumptions:
 Risk free interest rate                                      2.60%            2.94%
 Expected life (years)                                           3                3
 Volatility                                                  79.67%           85.48%
 Dividend yield                                                 --               --



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

(4)  Business Combinations

Effective January 1, 2002, the Company acquired Environmental Treatment Team, L.L.C. (ETT), by converting $18.6 million of notes and other receivables into 100% ownership of ETT to further expand the environmental services of the Company. Additional consideration, if any, will be based upon a multiple of four times ETT's average annual earnings before interest, income taxes, depreciation and amortization expense (EBITDA) less $9 million, to be determined in the second quarter of 2003. The Company currently estimates that the total additional consideration, if any, will not exceed $5.1 million. The acquisition has been accounted for as a purchase and the acquired assets and liabilities have been valued at their estimated fair market value. The purchase price allocated to net assets was approximately $13 million, and the excess purchase price over the fair value of net assets of approximately $5.6 million was allocated to goodwill. The results of operations have been included from the acquisition date.

On December 13, 2002, the Company acquired a business to further expand the rental tool services of the Company. The Company paid $5.6 million in cash consideration for this acquisition (including transaction costs) and will pay an additional $925,000 upon the receipt of the title to a facility for this business. The acquisition has been accounted for as a purchase and the acquired assets and liabilities have been valued at their estimated fair market value. The purchase price preliminarily allocated to net assets was approximately $2.6 million, and the excess purchase price over the fair value of net assets of approximately $3 million was allocated to goodwill. The remaining

$925,000 will be allocated to the facility upon receipt. The results of operations have been included from the acquisition date.

Most of the Company's acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average EBITDA over a three-year period from the respective date of acquisition. In the three months ended March 31 2003, the Company capitalized additional consideration of $2 million related to one of its acquisitions, which will be paid in the second quarter of 2003. While the amounts of additional consideration payable depend upon the acquired company's operating performance and are difficult to predict accurately, the Company estimates that the maximum additional consideration payable for all of the Company's acquisitions will be approximately $38.7 million, with $10.5 million potentially payable in 2003 and $28.2 million in 2004. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company's financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. With the exception of the Company's guarantee of Lamb Energy Services' $15 million credit facility (see note 6 to the unaudited consolidated financial statements), the Company does not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements.

(5) Segment Information

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

Summarized financial information concerning the Company's segments for the three months ended March 31, 2003 and 2002 is shown in the following tables (in thousands):


Three Months Ended March 31, 2003
---------------------------------
                                                                                    Other
                                             Well                      Rental      Oilfield   Unallocated      Consolidated
                                          Intervention     Marine       Tools      Services      Amount           Total
                                          ------------    -------      -------     --------   -----------      ------------
Revenues                                     $41,399      $18,665      $34,600      $28,531      $    --       $ 123,195
Cost of services                              24,754       12,667       11,114       21,622           --          70,157
Depreciation and amortization                  3,018        1,598        6,035        1,104           --          11,755
General and administrative                     9,536        1,999        8,193        3,961           --          23,689
Operating income                               4,091        2,401        9,258        1,844           --          17,594
Interest expense, net                             --           --           --           --       (5,515)         (5,515)
Equity in income of affiliates, net               --           --          127           --           --             127
                                             -------      -------      -------      -------      -----         ---------
Income (loss) before income taxes            $ 4,091      $ 2,401      $ 9,385      $ 1,844      $(5,515)      $  12,206
                                             =======      =======      =======      =======      =======       =========

Three Months Ended March 31, 2002
---------------------------------
                                                                                   Other
                                            Well                      Rental      Oilfield     Unallocated    Consolidated
                                        Intervention     Marine       Tools       Services        Amount          Total
                                        ------------    -------      -------      --------     -----------    ------------
Revenues                                   $36,288      $14,586      $31,965      $ 21,987       $    --       $ 104,826
Cost of services                            22,793        9,548        9,188        17,709            --          59,238
Depreciation and amortization                2,566        1,462        4,465         1,029            --           9,522
General and administrative                   8,326        1,675        7,925         3,287            --          21,213
Operating income (loss)                      2,603        1,901       10,387           (38)           --          14,853
Interest expense, net                           --           --           --            --        (5,224)         (5,224)
                                           -------      -------      -------      --------       -------       ---------
Income (loss) before income taxes          $ 2,603      $ 1,901      $10,387      $    (38)      $(5,224)      $   9,629
                                           =======      =======      =======      ========       =======       =========


(6) Debt

The Company has outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments, which commenced November 15, 2001 and continue through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent the Company from incurring additional debt, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.25 to 1, except that the Company may incur additional debt in an amount equal to 30% of its net tangible assets, which was approximately $135 million at March 31, 2003. The indenture also contains covenants that restrict the Company's ability to create certain liens, sell assets, or enter into certain mergers or acquisitions. At March 31, 2003, the Company was in compliance with all such covenants.

The Company has a bank credit facility consisting of term loans in an aggregate amount of $37.6 million at March 31, 2003 and a revolving credit facility of $75 million. The term loans require quarterly principal installments in the amount of $3.2 million through March 31, 2005. A balance of $12 million is due on the facility maturity date of May 2, 2005. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company's leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company's assets, including the pledge of the stock of the Company's principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company's capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, make changes to the Company's capital structure, create liens or incur additional indebtedness. At March 31, 2003, the Company was in compliance with all such covenants.

The Company has $19.8 million outstanding in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (MARAD) for the construction of two 245-foot class liftboats. The debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000, which began December 3, 2002, and matures on June 3, 2027. The Company's obligations are secured by mortgages on the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. At March 31, 2003, the Company was in compliance with all such covenants.

The Company owns a 54.3% interest in Lamb Energy, which has a $15 million credit facility with a syndicate of banks that matures in 2004. The Company fully guarantees amounts due under the credit facility. The Company does not expect to incur any losses as a result of the guarantee. As of March 31, 2003, Lamb Energy had $12 million outstanding on this credit facility.

(7) Stockholders' Equity

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

(9) Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (FAS No. 148), "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement of Financial Accounting Standards No. 123," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (FAS No. 123), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. FAS No. 148 improve the prominence and clarity of the pro forma disclosures required by FAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. In addition, this statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. The Company adopted the disclosure provisions of FAS No. 148 and presented the pro forma effects of FAS No. 123 for the three months ended March 31, 2003 and 2002 in note 2 of our consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility of the oil and gas industry, including the level of offshore exploration, production and development activity; risks of our growth strategy, including the risks of rapid growth and the risks inherent in acquiring businesses; changes in competitive factors affecting our operations; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the effect on our performance of regulatory programs and environmental matters; seasonality of the offshore industry in the Gulf of Mexico and our dependence on certain customers. These and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2002. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.

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

Over the past several years, we have significantly expanded the range of production-related services we provide and the geographic scope of our operations through both internal growth and strategic acquisitions. We have expanded our geographic focus to select international market areas and added complimentary product and service offerings. Currently, we provide a full range of products and services for our customers, including well intervention services, marine services, rental tools, and other oilfield services. For additional segment financial information, see note 5 to our unaudited consolidated financial statements.

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

In the first quarter of 2003, our financial performance was impacted by an increased demand for many of our well intervention services in comparison to the fourth quarter of 2002. For the quarter ended March 31, 2003, revenue increased 4% to $123.2 million and net income increased 26% to $7.5 million from the fourth quarter of 2002.

Our well intervention group segment's revenue increased to $41.4 million in the first quarter of 2003 as compared to $36.1 million in the fourth quarter of 2002. Activity increased for most well intervention services, including well control, pumping and stimulation, hydraulic workover, coiled tubing and mechanical wireline services as compared to the fourth quarter of 2002. This was partially offset by decreased activity levels for plug and abandonment services. We believe activity was higher for most of our well intervention services because customers began to focus more on production-related projects rather than the storm-related construction projects of the fourth quarter of 2002.

Our marine segment's revenue decreased 12% to $18.7 million in the first quarter of 2003 from the fourth quarter of 2002. This decrease is attributable to a seasonal drop in the utilization for our liftboat fleet to 67% in the first quarter of 2003 from 79% in the fourth quarter of 2002, as well as the completion of several storm-related projects that existed in the fourth quarter of 2002. Our fleet's average dayrate remained relatively unchanged from the fourth quarter of 2002.

Our rental tools segment's revenue slightly increased to $34.6 million in the first quarter of 2003 as compared to $33.4 million in the fourth quarter of 2002. Rentals for on-site accommodations, stabilizers and handling tools increased slightly relative to the fourth quarter of 2002. This increase is primarily the result of a higher drilling rig count in Texas.

Our other oilfield services segment's revenue was $28.5 million, a 3% increase over the fourth quarter of 2002. During the first quarter of 2003, we had strong sales of higher margin oil spill response equipment which was partially offset by a seasonal decrease in lower margin construction activity.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

For the three months ended March 31, 2003, our revenues were $123.2 million resulting in net income of $7.5 million or $0.10 diluted earnings per share. For the three months ended March 31, 2002, revenues were $104.8 million and net income was $5.8 million or $0.08 diluted earnings per share. Our increase in revenue and net income is the result of an overall increased demand for most of our services as a result of increased activity by our customers. The following discussion analyzes our operating results on a segment basis.

WELL INTERVENTION GROUP SEGMENT

Revenue for our well intervention group was $41.4 million for the three months ended March 31, 2003, as compared to $36.3 million for the same period in 2002. This segment's gross margin percentage increased to 40% in the three months ended March 31, 2003 from 37% in the three months ended March 31, 2002. The increase in the revenue and gross margin percentage is the result of increased demand for our electric line, pumping and stimulation, hydraulic workover and well control services as production-related activity in the Gulf of Mexico increased. These increases were partially offset by decreased demand for coiled tubing services.

MARINE SEGMENT

Our marine revenue for the three months ended March 31, 2003 increased 28% over the same period in 2002 to $18.7 million. Due to increased demand and because an additional three larger liftboats have been added to our fleet since the first quarter of 2002, the average dayrate increased to $6,546 in the first quarter of 2003 from $5,434 in the first quarter of 2002. The gross margin percentage for the three months ended March 31, 2003 decreased slightly to 32% from 35% for the same period in 2002. The fleet's average utilization remained unchanged at 67%. Additional fixed costs associated with new liftboats in the fleet also contributed to the decline in gross margin percentage.

RENTAL TOOLS SEGMENT

Revenue for our rental tools segment for the three months ended March 31, 2003 was $34.6 million, an 8% increase over the same period in 2002. The increase in this segment's revenue was primarily due to an increased demand for and an expanded inventory of rental tool equipment and geographic expansion. The gross margin percentage decreased slightly to 68% in the three months ended March 31, 2003 from 71% in the same period in 2002 due primarily to a change in the mix of the demand for our rental tools.

OTHER OILFIELD SERVICES SEGMENT

Other oilfield services revenue for the three months ended March 31, 2003 was $28.5 million, a 30% increase over the $22 million in revenue in the same period in 2002. The gross margin percentage increased to 24% in the three months ended March 31, 2003 from 19% in the same period in 2002. This segment generated more revenue and a higher gross margin percentage primarily from sales of higher margin oil spill containment equipment and growth in our oilfield waste treatment business.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $11.8 million in the three months ended March 31, 2003 from $9.5 million in the same period in 2002. The increase resulted mostly from our larger asset base as a result of our capital expenditures during 2002 and 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $23.7 million for the three months ended March 31, 2003 from $21.2 million for the same period in 2002. The increase is primarily the result of our internal growth and expansion, including, among other things, additional liftboats and new facilities in certain international markets.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $5.6 million at March 31, 2003 compared to $3.5 million at December 31, 2002. In the three months ended March 31, 2003, we generated net cash from operating activities of $20.4 million.

We made $11.9 million of capital expenditures during the three months ended March 31, 2003, of which approximately $4.6 million was used to expand and maintain our rental tool equipment inventory, approximately $2.7 million was used on facilities construction (including our facility in Broussard, Louisiana) and approximately $1 million was on our liftboats. We also made $3.6 million of capital expenditures to expand and maintain the asset base of our well intervention group and other oilfield services group. We currently believe that we will make approximately $39 million of capital expenditures, excluding acquisitions and targeted asset purchases, during the remaining nine months of 2003 primarily to further expand our rental tool asset base. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

We have outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments, which commenced November 15, 2001 and continue through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur additional debt in an amount equal to 30% of our net tangible assets, which was approximately $135 million at March 31, 2003. The indenture also contains covenants that restrict our ability to create certain liens, sell assets, or enter into certain mergers or acquisitions.

We also have a bank credit facility with term loans in an aggregate amount of $37.6 million at March 31, 2003 and a revolving credit facility of $75 million. The credit facility bears interest at a LIBOR rate plus margins that depend on our leverage ratio. As of May 8, 2003, the amount outstanding under the term loans was $37.6 million, none was outstanding under our revolving credit facility, and the weighted average interest rate on amounts outstanding under the credit facility was 4.1% per annum. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our capital expenditures, our ability to pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

We have $19.8 million outstanding in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (MARAD) for the construction of two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000, which began December 3, 2002, and matures on June 3, 2027. Our obligations are secured by mortgages on the two liftboats. In accordance with the agreement, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

The following table summarizes our contractual cash obligations and commercial commitments at March 31, 2003 (amounts in thousands) for our long-term debt and operating leases. We do not have any other material obligations or commitments.


                         Remaining
                           Nine
                          Months
Description                 2003         2004         2005        2006        2007        2008      Thereafter
--------------------     ---------     -------      -------      ------      ------      ------     ----------
Long-term debt            $12,518      $19,630      $16,031      $  827      $  810      $  810      $214,976
Operating leases            2,414        2,205        1,421         787         672         286           450
                          -------      -------      -------      ------      ------      ------      --------
Total                     $14,932      $21,835      $17,452      $1,614      $1,482      $1,096      $215,426
                          =======      =======      =======      ======      ======      ======      ========


The table does not include the guarantee of the Lamb Energy Services $15 million credit facility under which $12 million was outstanding as of March 31, 2003, or any potential additional consideration that may be payable as a result of our acquisitions. Additional consideration is generally based on the acquired company's operating performance after the acquisition as measured by earnings before interest, income taxes, depreciation and amortization (EBITDA) and other adjustments intended to exclude extraordinary items. While the amounts payable depend upon the acquired company's operating performance and are difficult to predict accurately, we currently estimate that the maximum additional consideration payable for all of our acquisitions is approximately $38.7 million, with $10.5 million potentially payable in 2003 and $28.2 million in 2004. These amounts are not classified as liabilities under generally accepted accounting principles and not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We have no other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (FAS No. 148), "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement of Financial Accounting Standards No. 123," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 (FAS No. 123), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. FAS No. 148 improve the prominence and clarity of the pro forma disclosures required by FAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent. In addition, this statement improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. We have adopted the disclosure provisions of FAS No. 148 and presented the pro forma effects of FAS No. 123 for the three months ended March 31, 2003 and 2002 in note 2 of our consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2002. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

         3.3 Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

         10.1 First Amendment to Stockholders' Agreement dated March 31, 2003 by and among Superior Energy Services, Inc., First Reserve Fund VII, Limited Partnership, and First Reserve Fund VIII, Limited Partnership.

         99.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended March 31, 2003:


        On February 27, 2003, the Company filed a current report on Form 8-K reporting, under item 5, the announcement of earnings for the fourth quarter ended December 31, 2002.

        On March 31, 2003, the Company filed a current report on Form 8-K reporting, under item 5, that one of its subsidiaries, Wild Well Control, Inc., has been subcontracted by Kellogg Brown & Root and Halliburton's Energy Services Group to provide firefighting and well control services for wells damaged in Iraq.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SUPERIOR ENERGY SERVICES, INC.


Date:  May 14, 2003                 By: /s/ Robert S. Taylor
      -------------                 -------------------------------------------
                                    Robert S. Taylor
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

         I, Terence E. Hall, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Superior Energy Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

                                       SUPERIOR ENERGY SERVICES, INC.


Date: May 14, 2003                        By: /s/ Terence E. Hall
      ------------                        -------------------------------------
                                          Terence E. Hall
                                          Chairman of the Board,
                                          Chief Executive Officer and President

                                  CERTIFICATION

         I, Robert S. Taylor, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Superior Energy Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

                                SUPERIOR ENERGY SERVICES, INC.


Date: May 14, 2003                  By: /s/ Robert S. Taylor
      ------------                  -----------------------------------
                                    Robert S. Taylor
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
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

3.3 Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.1 First Amendment to Stockholders' Agreement dated March 31, 2003 by and among Superior Energy Services, Inc., First Reserve Fund
                VII, Limited Partnership, and First Reserve Fund VIII, Limited
                Partnership.

99.1            Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002.

99.2            Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002.
