Form 10-Q
period 2003-06-30
SUPERIOR ENERGY SERVICES INC
filed 2003-08-11
CIK 886835

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

  [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
  OR

  [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM           TO
                                                   ---------    ----------

                           COMMISSION FILE NO. 0-20310


                         SUPERIOR ENERGY SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                     75-2379388
              (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

              1105 Peters Road
              Harvey, Louisiana                                70058
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (504) 362-4321




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X      No
                                       ----        ----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes  X      No
                                                     ----       ----
The number of shares of the registrant's common stock outstanding on August 5, 2003 was 74,025,259.

================================================================================

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q for
                    the Quarterly Period Ended June 30, 2003

                                TABLE OF CONTENTS


                                                                                      Page
                                                                                      ----
PART I     FINANCIAL INFORMATION

  Item 1.  Financial Statements                                                        3
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                  12
  Item 3.  Quantitative and Qualitative Disclosures about Market Risk                 17
  Item 4.  Controls and Procedures                                                    17


PART II    OTHER INFORMATION

  Item 4.  Submission of Matters to Vote of Security Holders                          18
  Item 6.  Exhibits and Reports on Form 8-K                                           18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002
                        (in thousands, except share data)


                                                                      6/30/03       12/31/02
                                                                    (Unaudited)     (Audited)
                                                                   ------------    ------------
ASSETS

Current assets:
 Cash and cash equivalents                                         $     11,992    $      3,480
 Accounts receivable - net                                              113,874         108,352
 Income taxes receivable                                                     --           6,087
 Prepaid insurance and other                                             14,571          11,663
                                                                   ------------    ------------
    Total current assets                                                140,437         129,582
                                                                   ------------    ------------
Property, plant and equipment - net                                     415,874         418,047
Goodwill - net                                                          168,526         160,366
Investments in affiliates                                                12,775          12,343
Other assets - net                                                        6,591           7,282
                                                                   ------------    ------------
    Total assets                                                   $    744,203    $    727,620
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                  $     16,178    $     21,010
 Accrued expenses                                                        44,275          33,871
 Income taxes payable                                                     1,046              --
 Current maturities of long-term debt                                    13,727          13,730
                                                                   ------------    ------------
    Total current liabilities                                            75,226          68,611
                                                                   ------------    ------------
Deferred income taxes                                                    75,825          67,333
Long-term debt                                                          240,269         256,334

Stockholders' equity:
 Preferred stock of $.01 par value. Authorized,
  5,000,000 shares; none issued                                              --              --
 Common stock of $.001 par value. Authorized, 125,000,000
  shares; issued and outstanding, 74,021,348 shares at
  June 30, 2003, and 73,819,341 at December 31, 2002                         74              74
 Additional paid in capital                                             370,225         368,746
 Accumulated other comprehensive income                                     270              43
 Accumulated deficit                                                    (17,686)        (33,521)
                                                                   ------------    ------------
    Total stockholders' equity                                          352,883         335,342
                                                                   ------------    ------------
    Total liabilities and stockholders' equity                     $    744,203    $    727,620
                                                                   ============    ============


See accompanying notes to consolidated financial statements.

                SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
               Three and Six Months Ended June 30, 2003 and 2002
                     (in thousands, except per share data)
                                   (unaudited)



                                                             Three Months                    Six Months
                                                        2003             2002           2003             2002
                                                     ------------    ------------    ------------    ------------
Revenues                                             $    128,857    $    112,730    $    252,052    $    217,556
                                                     ------------    ------------    ------------    ------------

Costs and expenses:
 Cost of services                                          74,291          62,140         144,448         121,378
 Depreciation and amortization                             12,072          10,456          23,827          19,978
 General and administrative                                23,689          21,426          47,378          42,639
                                                     ------------    ------------    ------------    ------------

    Total costs and expenses                              110,052          94,022         215,653         183,995
                                                     ------------    ------------    ------------    ------------

Income from operations                                     18,805          18,708          36,399          33,561

Other income (expense):
 Interest expense, net                                     (5,567)         (5,181)        (11,082)        (10,405)
 Equity in income of affiliates, net                          305             145             432             145
                                                     ------------    ------------    ------------    ------------

Income before income taxes                                 13,543          13,672          25,749          23,301

Income taxes                                                5,215           5,167           9,914           8,971
                                                     ------------    ------------    ------------    ------------

Net income                                           $      8,328    $      8,505    $     15,835    $     14,330
                                                     ============    ============    ============    ============


Basic earnings per share                             $       0.11    $       0.12    $       0.21    $       0.20
                                                     ============    ============    ============    ============

Diluted earnings per share                           $       0.11    $       0.11    $       0.21    $       0.20
                                                     ============    ============    ============    ============

Weighted average common shares used in
 computing earnings per share:
  Basic                                                    73,936          73,737          73,882          72,030
  Incremental common shares from stock options              1,188           1,233             960           1,112
                                                     ------------    ------------    ------------    ------------
  Diluted                                                  75,124          74,970          74,842          73,142
                                                     ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2003 and 2002
                                 (in thousands)
                                  (unaudited)



                                                                     2003            2002
                                                                 ------------    ------------
Cash flows from operating activities:
 Net income                                                      $     15,835    $     14,330
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                                       23,827          19,978
   Deferred income taxes                                                8,492          11,121
   Equity in income of affiliates, net                                   (432)           (145)
   Changes in operating assets and liabilities,
    net of acquisitions:
     Accounts receivable                                               (5,522)         11,989
     Other - net                                                         (479)         (1,010)
     Accounts payable                                                  (4,833)        (13,707)
     Accrued expenses                                                   4,244            (912)
     Income taxes                                                       7,133           3,141
                                                                 ------------    ------------

     Net cash provided by operating activities                         48,265          44,785
                                                                 ------------    ------------

Cash flows from investing activities:
 Payments for purchases of property and equipment                     (22,236)        (56,367)
 Acquisitions of businesses, net of cash acquired                      (2,929)         (2,065)
                                                                 ------------    ------------

     Net cash used in investing activities                            (25,165)        (58,432)
                                                                 ------------    ------------

Cash flows from financing activities:
 Net borrowings (payments) on revolving credit facility                (9,250)            400
 Proceeds from long-term debt                                              --           9,507
 Principal payments on long-term debt                                  (6,817)        (31,385)
 Debt acquisition costs                                                    --          (1,285)
 Proceeds from issuance of stock                                           --          38,836
 Proceeds from exercise of stock options                                1,479           1,373
                                                                 ------------    ------------

     Net cash provided by (used in) financing activities              (14,588)         17,446
                                                                 ------------    ------------

     Net increase in cash                                               8,512           3,799

Cash and cash equivalents at beginning of period                        3,480           3,769
                                                                 ------------    ------------

Cash and cash equivalents at end of period                       $     11,992    $      7,568
                                                                 ============    ============


See accompanying notes to consolidated financial statements.

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements
                     Six Months Ended June 30, 2003 and 2002


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

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and six months ended June 30, 2003 and 2002 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2003 presentation.

(2)   Stock Based Compensation

The Company accounts for its stock based compensation under the principles prescribed by the Accounting Principles Board's (Opinion No. 25), "Accounting for Stock Issued to Employees." However, Statement of Financial Accounting Standards No. 123 (FAS No. 123), "Accounting for Stock-Based Compensation" permits the continued use of the intrinsic-value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by FAS No. 123 had been applied. No stock based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. As required by Statement of Financial Accounting Standards No. 148 (FAS No. 148), "Accounting for Stock Based Compensation - Transition and Disclosure," which amended FAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock based employee compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years (amounts are in thousands, except per share amounts).

                                            Three Months Ended June 30,        Six Months Ended June 30,
                                           -----------------------------     -----------------------------
                                               2003             2002             2003             2002
                                           ------------     ------------     ------------     ------------
Net income, as reported                    $      8,328     $      8,505     $     15,835     $     14,330
Stock-based employee compensation
 expense, net of tax                               (678)            (808)          (1,285)          (1,457)
                                           ------------     ------------     ------------     ------------
 Pro forma net income                      $      7,650     $      7,697     $     14,550     $     12,873
                                           ============     ============     ============     ============

Basic earnings per share:
 Earnings, as reported                     $       0.11     $       0.12     $       0.21     $       0.20
 Stock-based employee compensation
  expense, net of tax                             (0.01)           (0.01)           (0.02)           (0.02)
                                           ------------     ------------     ------------     ------------
 Pro forma earnings per share              $       0.10     $       0.11     $       0.19     $       0.18
                                           ============     ============     ============     ============


Diluted earnings per share:
 Earnings, as reported                     $       0.11     $       0.11     $       0.21     $       0.20
 Stock-based employee compensation
  expense, net of tax                             (0.01)           (0.01)           (0.02)           (0.02)
                                           ------------     ------------     ------------     ------------
 Pro forma earnings per share              $       0.10     $       0.10     $       0.19     $       0.18
                                           ============     ============     ============     ============

Black-Scholes option pricing model
 assumptions:
 Risk free interest rate                           2.42%            2.94%            2.58%            2.94%
 Expected life (years)                                4                3                3                3
 Volatility                                       58.02%           85.48%           58.63%           85.48%
 Dividend yield                                      --               --               --               --


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

(4)   Business Combinations

In the year ended December 31, 2002, the Company made two acquisitions. In January, the Company acquired an environmental services company by converting $18.6 million of notes and other receivables into ownership of the company. In December, the Company acquired a rental tool business for $5.6 million in cash consideration. The Company paid an additional $928,000 for this acquisition in the second quarter of 2003 in conjunction with the receipt of the title to a facility for this business. Both of these acquisitions have been accounted for as purchases and the results of operations have been included from the respective acquisition dates. There have been no acquisitions in 2003.

Most of the Company's acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average earnings before interest, income taxes, depreciation and amortization expense (EBITDA) over a three-year period from the respective date of acquisition. In the six months ended June 30, 2003, the Company capitalized additional consideration of $8.2 million related to three of its acquisitions, of which $2 million was paid in the second quarter of 2003 and $6.2 million will be paid in the third quarter of 2003. While the amounts of additional consideration payable depend upon the acquired company's operating performance and are difficult to predict accurately, the maximum additional consideration payable for all of the Company's remaining acquisitions will be approximately $30 million, with $1.8 million potentially payable in the remainder of 2003 and $28.2 million in 2004. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company's financial statements until the amounts are fixed and determinable.

When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. With the exception of the Company's guarantee of Lamb Energy Services' credit facility (see note 6 to the unaudited consolidated financial statements), the Company does not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements.

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

Summarized financial information concerning the Company's segments for the three and six months ended June 30, 2003 and 2002 is shown in the following tables (in thousands):

Three Months Ended June 30, 2003

                                                                                    Other
                                          Well                        Rental       Oilfield       Unallocated       Consolidated
                                       Intervention      Marine       Tools        Services          Amount             Total
                                      --------------   ----------   ----------   --------------   --------------    --------------
Revenues                              $       46,416   $   18,487   $   36,396   $       27,558   $           --    $      128,857
Cost of services                              28,329       12,667       11,382           21,913               --            74,291
Depreciation and amortization                  3,012        1,684        6,269            1,107               --            12,072
General and administrative                     9,724        1,921        8,312            3,732               --            23,689
Operating income                               5,351        2,215       10,433              806               --            18,805
Interest expense, net                             --           --           --               --           (5,567)           (5,567)
Equity in income of affiliates, net               --           --          305               --               --               305
                                      --------------   ----------   ----------   --------------   --------------    --------------
Income (loss) before income taxes     $        5,351   $    2,215   $   10,738   $          806   $       (5,567)   $       13,543
                                      ==============   ==========   ==========   ==============   ==============    ==============

Three Months Ended June 30, 2002

                                                                                    Other
                                           Well                      Rental        Oilfield        Unallocated       Consolidated
                                       Intervention      Marine       Tools        Services           Amount            Total
                                      --------------   ----------   ----------   --------------   --------------    --------------
Revenues                              $       40,186   $   17,760   $   29,310   $       25,474   $           --    $      112,730
Cost of services                              22,282       10,961        9,200           19,697               --            62,140
Depreciation and amortization                  2,645        1,680        4,930            1,201               --            10,456
General and administrative                     9,070        1,699        7,065            3,592               --            21,426
Operating income                               6,189        3,420        8,115              984               --            18,708
Interest expense, net                             --           --           --               --           (5,181)           (5,181)
Equity in income of affiliates, net               --           --          145               --               --               145
                                      --------------   ----------   ----------   --------------   --------------    --------------
Income (loss) before income taxes     $        6,189   $    3,420   $    8,260   $          984   $       (5,181)   $       13,672
                                      ==============   ==========   ==========   ==============   ==============    ==============


Six Months Ended June 30, 2003

                                                                                     Other
                                           Well                       Rental        Oilfield       Unallocated       Consolidated
                                       Intervention     Marine        Tools         Services         Amount              Total
                                      --------------   ----------   ----------   --------------   --------------    --------------
Revenues                              $       87,815   $   37,152   $   70,996   $       56,089   $           --    $      252,052
Cost of services                              53,083       25,334       22,496           43,535               --           144,448
Depreciation and amortization                  6,030        3,282       12,304            2,211               --            23,827
General and administrative                    19,260        3,920       16,505            7,693               --            47,378
Operating income                               9,442        4,616       19,691            2,650               --            36,399
Interest expense, net                             --           --           --               --          (11,082)          (11,082)
Equity in income of affiliates, net               --           --          432               --               --               432
                                      --------------   ----------   ----------   --------------   --------------    --------------
Income (loss) before income taxes     $        9,442   $    4,616   $   20,123   $        2,650   $      (11,082)   $       25,749
                                      ==============   ==========   ==========   ==============   ==============    ==============


Six Months Ended June 30, 2002

                                                                                   Other
                                           Well                     Rental        Oilfield       Unallocated       Consolidated
                                       Intervention     Marine       Tools        Services          Amount            Total
                                      --------------   ---------   ---------   --------------   --------------    --------------
Revenues                              $       76,474   $  32,346   $  61,275   $       47,461   $           --    $      217,556
Cost of services                              45,075      20,509      18,388           37,406               --           121,378
Depreciation and amortization                  5,211       3,142       9,395            2,230               --            19,978
General and administrative                    17,396       3,374      14,990            6,879               --            42,639
Operating income                               8,792       5,321      18,502              946               --            33,561
Interest expense, net                             --          --          --               --          (10,405)          (10,405)
Equity in income of affiliates, net               --          --         145               --               --               145
                                      --------------   ---------   ---------   --------------   --------------    --------------
Income (loss) before income taxes     $        8,792   $   5,321   $  18,647   $          946   $      (10,405)   $       23,301
                                      ==============   =========   =========   ==============   ==============    ==============

(6)   Debt

The Company has outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments, which commenced November 15, 2001 and continue through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent the Company from incurring additional debt, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.25 to 1, except that the Company may incur additional debt in an amount equal to 30% of its net tangible assets, which was approximately $134 million at June 30, 2003. The indenture also contains covenants that restrict the Company's ability to create certain liens, sell assets or enter into certain mergers or acquisitions. At June 30, 2003, the Company was in compliance with all such covenants.

The Company has a bank credit facility consisting of term loans in an aggregate amount of $34.4 million at June 30, 2003 and a revolving credit facility of $75 million. The term loans require quarterly principal installments in the amount of $3.2 million through March 31, 2005. A balance of $12 million is due on the facility maturity date of May 2, 2005. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company's leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company's assets, including the pledge of the stock of the Company's principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company's capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, make changes to the Company's capital structure, create liens or incur additional indebtedness. At June 30, 2003, the Company was in compliance with all such covenants.

The Company has $19.4 million outstanding in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (MARAD) for two 245-foot class liftboats. The debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000, which began December 3, 2002, and matures on June 3, 2027. The Company's obligations are secured by mortgages on the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. At June 30, 2003, the Company was in compliance with all such covenants.

The Company owns a 54.3% interest in Lamb Energy, which has a credit facility with a syndicate of banks that matures in 2005 consisting of a term loan in the amount of $11 million at June 30, 2003, and a revolving credit facility of $3 million. The Company fully guarantees amounts due under the credit facility. The Company does not expect to incur any losses as a result of the guarantee. As of June 30, 2003, Lamb Energy had $11 million outstanding on this credit facility.

(7)   Commitments and Contingencies

As the result of a tropical storm, one of the Company's 200-foot class liftboats sank in the Gulf of Mexico on June 30, 2003. The vessel is fully insured and management does not believe it or any related unasserted claims will have a material effect on the financial position, results of operations or liquidity of the Company.

From time to time, the Company is involved in litigation and other disputes arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation or disputes, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(8)   Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin Number 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not expect the adoption of FIN 46 to have a significant effect on the Company's financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (FAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133 (FAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." FAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of FAS No. 149 to have a significant effect on the Company's financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (FAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect the adoption of FAS No. 150 to have a significant effect on the Company's financial position or results of operations.

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

In the second quarter of 2003, we experienced an increased demand for many of our well intervention services in comparison to the first quarter of 2003. For the quarter ended June 30, 2003, revenue increased 5% to $128.9 million and net income increased 11% to $8.3 million from the first quarter of 2003.

Our well intervention group segment's revenue increased to $46.4 million in the second quarter of 2003 as compared to $41.4 million in the first quarter of 2003. Activity increased for most well intervention services, led by sharp increases in hydraulic workover and plug and abandonment services, including the completion of our first subsea well intervention project. These were offset by lower well control activity.

There was little change in our marine segment's revenue which was $18.5 million in the second quarter of 2003, as compared to $18.7 million in the first quarter of 2003. This change is attributable to a slight decrease in the utilization for our liftboat fleet to 66% in the second quarter of 2003 from 67% in the first quarter of 2003. Our fleet's average dayrate declined to $6,430 in the second quarter of 2003 from $6,550 in the first quarter of 2003. The lower average dayrate was attributable to lower activity in some of our mid-sized liftboat classes, particularly the 160-foot to 175-foot class liftboats.

Our rental tools segment's revenue increased to $36.4 million in the second quarter of 2003, as compared to $34.6 million in the first quarter of 2003. Rentals of drill pipe, on-site accommodations and handling tools and accessories were the key drivers to revenue growth during the period. The segment also benefited from additional rentals in international markets.

Our other oilfield services segment's revenue was $27.6 million, a 3% decrease over the first quarter of 2003. During the second quarter of 2003, we had a decrease in revenue from non-hazardous oilfield waste treatment and sales of oil spill response equipment. These decreases were partially offset by seasonal increases in construction and fabrication projects.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

For the three months ended June 30, 2003, our revenues were $128.9 million resulting in net income of $8.3 million or $0.11 diluted earnings per share. For the three months ended June 30, 2002, revenues were $112.7 million and net income was $8.5 million or $0.11 diluted earnings per share. Our increase in revenue and slight decrease in net income is primarily the result of a change in the mix of demand for our services. The following discussion analyzes our operating results on a segment basis.

WELL INTERVENTION GROUP SEGMENT

Revenue for our well intervention group was $46.4 million for the three months ended June 30, 2003, as compared to $40.2 million for the same period in 2002. This segment's gross margin percentage decreased to 39% in the three months ended June 30, 2003 from 45% in the three months ended June 30, 2002 due to a change in the segment's business mix. The increase in revenue is the result of increased demand for our hydraulic workover, plug and abandonment, pumping and stimulation, electric line and coiled tubing services. These increases were partially offset by a decrease in the demand for our higher margin well control services.

MARINE SEGMENT

Our marine revenue for the three months ended June 30, 2003 increased 4% over the same period in 2002 to $18.5 million. The fleet's average dayrate increased to $6,430 in the second quarter of 2003 from $5,850 in the second quarter of 2002, and the average utilization decreased to 66% for the second quarter of 2003 from 72% in the same period in 2002. The gross margin percentage for the three months ended June 30, 2003 decreased to 31% from 38% for the same period in 2002. While revenues and the average dayrate increased because of additions of three larger liftboats to the fleet, a drop-off in utilization and the increased costs of the new liftboats resulted in a lower gross margin percentage. Increased costs, including maintenance and insurance, also contributed to the decline in gross margin percentage.

RENTAL TOOLS SEGMENT

Revenue for our rental tools segment for the three months ended June 30, 2003 was $36.4 million, a 24% increase over the same period in 2002. The increase in this segment's revenue was primarily due to an increased demand for our expanded inventory of rental tool equipment and our geographic expansion. During the quarter, revenue from international markets grew as we continue to diversify outside of the Gulf of Mexico market area. The gross margin percentage for both periods was 69%.

OTHER OILFIELD SERVICES SEGMENT

Other oilfield services revenue for the three months ended June 30, 2003 was $27.6 million, an 8% increase over the $25.5 million in revenue for the same period in 2002. The gross margin percentage decreased slightly to 20% in the three months ended June 30, 2003 from 23% in the same period in 2002. This segment generated more revenue from construction and field management services which have lower margins.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $12.1 million in the three months ended June 30, 2003 from $10.5 million in the same period in 2002. The increase resulted mostly from our larger asset base as a result of our capital expenditures during 2002 and 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses as a percentage of revenue decreased to 18% for the quarter ended June 30, 2003 from 19% for the quarter ended June 30, 2002. General and administrative expenses increased to $23.7 million for the three months ended June 30, 2003 from $21.4 million for the same period in 2002. The increase is primarily the result of our internal growth and expansion.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

For the six months ended June 30, 2003, our revenues were $252.1 million resulting in net income of $15.8 million or $0.21 diluted earnings per share. For the six months ended June 30, 2002, our revenues were $217.6 million and our net income was $14.3 million or $0.20 diluted earnings per share. Our increase in revenue and net income is the result of an overall increased demand for most of our services due to increased activity by our customers. The following discussion analyzes our operating results on a segment basis.

WELL INTERVENTION GROUP SEGMENT

Revenue for our well intervention group was $87.8 million for the six months ended June 30, 2003, as compared to $76.5 million for the same period in 2002. This segment's gross margin percentage decreased slightly to 40% in the six months ended June 30, 2003 from 41% in the six months ended June 30, 2002. The increase in revenue is the result of increased demand for our hydraulic workover, pumping and stimulation and electric line as production-related activity in the Gulf of Mexico increased. These increases were partially offset by decreased demand for coiled tubing services. The slight decrease in gross margin percentage is due to a change in the mix of the demand for our services.

MARINE SEGMENT

Our marine revenue for the six months ended June 30, 2003 increased 15% over the same period in 2002 to $37.2 million. The fleet's average dayrate increased to $6,490 in the six months ended June 30, 2003 from $5,650 in the same period in 2002, and the average utilization decreased to 66% for the six months ended June 30, 2003 from 70% in the same period in 2002. The gross margin percentage for the six months ended June 30, 2003 decreased to 32% from 37% for the same period in 2002. While revenues and the average dayrate increased because of additions of three larger liftboats to the fleet, a drop-off in utilization and the increased costs of the new liftboats resulted in a lower gross margin percentage. Increased costs, including maintenance and insurance, also contributed to the decline in gross margin percentage.

RENTAL TOOLS SEGMENT

Revenue for our rental tools segment for the six months ended June 30, 2003 was $71 million, a 16% increase over the same period in 2002. The increase in this segment's revenue was primarily due to an increased demand for our expanded inventory of rental tool equipment and our geographic expansion. During the six months ended June 30, 2003, revenue from international markets grew as we continue to diversify outside of the Gulf of Mexico market area. The gross margin percentage decreased slightly to 68% in the six months ended June 30, 2003 from 70% in the same period in 2002 due primarily to a change in the mix of the demand for our rental tools.

OTHER OILFIELD SERVICES SEGMENT

Other oilfield services revenue for the six months ended June 30, 2003 was $56.1 million, an 18% increase over the $47.5 million in revenue in the same period in 2002. The gross margin percentage increased slightly to 22% in the six months ended June 30, 2003 from 21% in the same period in 2002. This segment generated more revenue and a higher gross margin percentage primarily from sales of higher margin oil spill containment equipment and growth in our oilfield waste treatment business.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $23.8 million in the six months ended June 30, 2003 from $20 million in the same period in 2002. The increase resulted mostly from our larger asset base as a result of our capital expenditures during 2002 and 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses as a percentage of revenue decreased to 19% for the six months ended June 30, 2003 from 20% for the same period in 2002. General and administrative expenses increased to $47.4 million for the six months ended June 30, 2003 from $42.6 million for the same period in 2002. The increase is primarily the result of our internal growth and expansion.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $12 million at June 30, 2003 compared to $3.5 million at December 31, 2002. In the six months ended June 30, 2003, we generated net cash from operating activities of $48.3 million.

We made $22.2 million of capital expenditures during the six months ended June 30, 2003, of which approximately $11.2 million was used to expand and maintain our rental tool equipment inventory, approximately $3.8 million was used on facilities construction (including our facility in Broussard, Louisiana) and approximately $1.2 million was on our marine segment. We also made $6 million of capital expenditures to expand and maintain the asset base of our well intervention group and other oilfield services group. We currently believe that we will make approximately $28 million of capital expenditures, excluding acquisitions and targeted asset purchases, during the remaining six months of 2003 primarily to further expand our rental tool asset base. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

We have outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments, which commenced November 15, 2001 and continue through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur additional debt in an amount equal to 30% of our net tangible assets, which was approximately $134 million at June 30, 2003. The indenture also contains covenants that restrict our ability to create certain liens, sell assets or enter into certain mergers or acquisitions.

We also have a bank credit facility with term loans in an aggregate amount of $34.4 million at June 30, 2003 and a revolving credit facility of $75 million. The credit facility bears interest at a LIBOR rate plus margins that depend on our leverage ratio. As of August 5, 2003, the amount outstanding under the term loans was $34.4 million, none was outstanding under our revolving credit facility, and the weighted average interest rate on amounts outstanding under the credit facility was 3.9% per annum. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our capital expenditures, our ability to pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

We have $19.4 million outstanding at June 30, 2003 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (MARAD) for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000, which began December 3, 2002, and matures on June 3, 2027. Our obligations are secured by mortgages on the two liftboats. In accordance with the agreement, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

The following table summarizes our contractual cash obligations and commercial commitments at June 30, 2003 (amounts in thousands) for our long-term debt and operating leases. We do not have any other material obligations or commitments.

                         Remaining
                           Six
                          Months
Description                2003             2004           2005           2006          2007            2008        Thereafter
                       --------------   ------------   ------------   ------------   ------------   ------------   ------------
Long-term debt         $        6,913   $     13,629   $     16,031   $        827   $        810   $        810   $    214,976
Operating leases                1,656          2,326          1,493            859            708            286            450
                       --------------   ------------   ------------   ------------   ------------   ------------   ------------
Total                  $        8,569   $     15,955   $     17,524   $      1,686   $      1,518   $      1,096   $    215,426
                       ==============   ============   ============   ============   ============   ============   ============


The table does not include our guarantee of the Lamb Energy Services credit facility consisting of a term loan in the amount of $11 million and a revolving credit facility of $3 million, under which $11 million was outstanding as of June 30, 2003. This table also does not include any potential additional consideration that may be payable as a result of our acquisitions. Additional consideration is generally based on the acquired company's operating performance after the acquisition as measured by earnings before interest, income taxes, depreciation and amortization (EBITDA) and other adjustments intended to exclude extraordinary items. In the six months ended June 30, 2003, we capitalized additional consideration of $8.2 million related to three of our acquisitions, of which $2 million was paid in the second quarter of 2003 and $6.2 million will be paid in the third quarter of 2003. While the amounts payable depend upon the acquired company's operating performance and are difficult to predict accurately, the maximum additional consideration payable for all of our remaining acquisitions is approximately $30 million, with $1.8 million potentially payable in the remainder of 2003 and $28.2 million in 2004. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We have no other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin Number 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We do not expect the adoption of FIN 46 to have a significant effect on our financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (FAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133 (FAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." FAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We do not expect the adoption of FAS No. 149 to have a significant effect on our financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (FAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. We do not expect the adoption of FAS No. 150 to have a significant effect on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risks since the year ended December 31, 2002. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report on Form 10-Q, based on the evaluation conducted by our chief financial officer and chief executive officer, they have concluded that our disclosure controls and procedures (as defined in rules 13a-14c promulgated under the Securities Exchange Act of 1934, as amended) are effective and designed to alert them to material information relating to the Company.

There were no material changes to the Company's system of internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect those internal controls subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


         (a) The annual meeting of our stockholders was held on May 19, 2003.

         (b) At the annual meeting, the stockholders elected Richard A. Bachmann, Joseph R. Edwards, Ben A. Guill, Terence E. Hall, Richard A. Pattarozzi and Justin L. Sullivan to serve as directors until the next annual meeting of stockholders.

         (c) The voting tabulation for the election of the six directors is as follows:

                       Director                For             Withheld
                  -------------------       ----------        -----------
                  Richard A. Bachmann       42,886,168          8,590,447
                  Joseph R. Edwards         48,179,800          3,296,815
                  Ben A. Guill              50,582,538            894,077
                  Terence E. Hall           50,389,213          1,087,402
                  Richard A. Pattarozzi     41,019,708         10,456,907
                  Justin L. Sullivan        41,219,858         10,256,737

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

         3.3 Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

         31.1 Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended June 30, 2003:


     On May 2, 2003, the Company filed a current report on Form 8-K reporting, under item 5, the announcement of earnings for the first quarter ended March 31, 2003.

     On May 6, 2003, the Company filed a current report on Form 8-K reporting, under item 5, that it has established a wholly owned subsidiary, SPN Resources, LLC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SUPERIOR ENERGY SERVICES, INC.


Date:   August 11, 2003             By: /s/ Robert S. Taylor
     ------------------------       --------------------------------------------
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

3.3 Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

31.1 Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.