Form 10-Q
period 2003-09-30
SUPERIOR ENERGY SERVICES INC
filed 2003-11-13
CIK 886835

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

     OR

     [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM _________ TO _________

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

The number of shares of the registrant's common stock outstanding on November 7, 2003 was 74,070,648.

================================================================================

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                        Quarterly Report on Form 10-Q for
                  the Quarterly Period Ended September 30, 2003

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002
                        (in thousands, except share data)

                                                                    9/30/03          12/31/02
                                                                  (Unaudited)        (Audited)
                                                                  -----------        ---------
ASSETS
Current assets:
  Cash and cash equivalents                                        $  20,732         $   3,480
  Accounts receivable - net                                          117,204           108,352
  Income taxes receivable                                                  -             6,087
  Prepaid insurance and other                                         15,807            11,663
                                                                   ---------         ---------

        Total current assets                                         153,743           129,582
                                                                   ---------         ---------
Property, plant and equipment - net                                  425,070           418,047
Goodwill - net                                                       202,305           160,366
Investments in affiliates                                             12,772            12,343
Other assets - net                                                     7,429             7,282
                                                                   ---------         ---------

        Total assets                                               $ 801,319         $ 727,620
                                                                   =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $  20,306         $  21,010
  Accrued expenses                                                    61,273            33,871
  Income taxes payable                                                 1,401                 -
  Current maturities of long-term debt                                14,210            13,730
                                                                   ---------         ---------
        Total current liabilities                                     97,190            68,611
                                                                   ---------         ---------
Deferred income taxes                                                 82,755            67,333
Long-term debt                                                       259,271           256,334

Stockholders' equity:
  Preferred stock of $.01 par value.  Authorized,
    5,000,000 shares; none issued                                          -                 -
  Common stock of $.001 par value.  Authorized, 125,000,000
    shares; issued and outstanding, 74,057,509 shares at
    September 30, 2003, and 73,819,341 at December 31, 2002               74                74
  Additional paid in capital                                         370,501           368,746
  Accumulated other comprehensive income                                 388                43
  Accumulated deficit                                                 (8,860)          (33,521)
                                                                   ---------         ---------

        Total stockholders' equity                                   362,103           335,342
                                                                   ---------         ---------
        Total liabilities and stockholders' equity                 $ 801,319         $ 727,620
                                                                   =========         =========

See accompanying notes to consolidated financial statements.

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 2003 and 2002
                      (in thousands, except per share data)
                                   (unaudited)

                                                                Three Months                         Nine Months
                                                           2003             2002              2003               2002
                                                        ---------         ---------         ---------         ---------
Revenues                                                $ 128,316         $ 107,213         $ 380,368         $ 324,769
                                                        ---------         ---------         ---------         ---------

Costs and expenses:
  Cost of services                                         75,449            67,136           219,897           188,514
  Depreciation and amortization                            12,174            10,295            36,001            30,273
  General and administrative                               24,195            21,279            71,573            63,918
                                                        ---------         ---------         ---------         ---------

     Total costs and expenses                             111,818            98,710           327,471           282,705
                                                        ---------         ---------         ---------         ---------
Income from operations                                     16,498             8,503            52,897            42,064

Other income (expense):
  Interest expense, net                                    (5,611)           (5,452)          (16,693)          (15,857)
  Other income                                              2,762                --             2,762                 -
  Equity in income of affiliates, net                          60               113               492               258
                                                        ---------         ---------         ---------         ---------

Income before income taxes                                 13,709             3,164            39,458            26,465

Income taxes                                                4,883             1,218            14,797            10,189
                                                        ---------         ---------         ---------         ---------

Net income                                              $   8,826         $   1,946         $  24,661         $  16,276
                                                        =========         =========         =========         =========

Basic earnings per share                                $    0.12         $    0.03         $    0.33         $    0.22
                                                        =========         =========         =========         =========

Diluted earnings per share                              $    0.12         $    0.03         $    0.33         $    0.22
                                                        =========         =========         =========         =========

Weighted average common shares used
  in computing earnings per share:
    Basic                                                  74,035            73,765            73,933            72,615
    Incremental common shares from stock options            1,134               778             1,019             1,019
                                                        ---------         ---------         ---------         ---------
    Diluted                                                75,169            74,543            74,952            73,634
                                                        =========         =========         =========         =========

See accompanying notes to consolidated financial statements.

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2003 and 2002
                                 (in thousands)
                                   (unaudited)

                                                                     2003             2002
                                                                   --------         --------
Cash flows from operating activities:
  Net income                                                       $ 24,661         $ 16,276
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                  36,001           30,273
      Deferred income taxes                                          11,687           16,630
      Equity in income of affiliates, net                              (492)            (258)
      Other income                                                   (2,762)               -
      Changes in operating assets and  liabilities,
       net of acquisitions:
        Accounts receivable                                          (5,754)          16,481
        Other - net                                                     419           (1,247)
        Accounts payable                                             (1,727)         (17,060)
        Accrued expenses                                              9,061            6,436
        Income taxes                                                  7,169            8,122
                                                                   --------         --------

        Net cash provided by operating activities                    78,263           75,653
                                                                   --------         --------

Cash flows from investing activities:

  Payments for purchases of property and equipment                  (36,467)         (80,506)
  Acquisitions of businesses, net of cash acquired                   (8,549)          (2,065)
  Cash proceeds from asset dispositions                                 313                -
  Cash proceeds from insurance settlement                             8,000                -
                                                                   --------         --------

        Net cash used in investing activities                       (36,703)         (82,571)
                                                                   --------         --------
Cash flows from financing activities:

  Net payments on revolving credit facility                          (9,250)          (5,900)
  Proceeds from long-term debt                                       23,000            9,507
  Principal payments on long-term debt                              (39,334)         (34,723)
  Debt acquisition costs                                               (479)          (1,326)
  Proceeds from issuance of stock                                         -           38,836
  Proceeds from exercise of stock options                             1,755            1,421
                                                                   --------         --------

        Net cash provided by (used in) financing activities         (24,308)           7,815
                                                                   --------         --------
        Net increase in cash                                         17,252              897

Cash and cash equivalents at beginning of period                      3,480            3,769

                                                                   --------         --------

Cash and cash equivalents at end of period                         $ 20,732         $  4,666
                                                                   ========         ========

See accompanying notes to consolidated financial statements.

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
         Notes to Unaudited Condensed Consolidated Financial Statements
                  Nine Months Ended September 30, 2003 and 2002

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

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and nine months ended September 30, 2003 and 2002 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2003 presentation.

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

                                                     Three Months Ended September 30,        Nine Months Ended September 30,
                                                        2003                  2002              2003                 2002
                                                     ---------              ---------        ----------           ----------
Net income, as reported                              $   8,826              $   1,946        $   24,661           $   16,276
Stock-based employee compensation
  expense, net of tax                                     (692)                  (808)           (1,977)              (2,265)
                                                     ---------              ---------        ----------           ----------

Pro forma net income                                 $   8,134              $   1,138        $   22,684           $   14,011
                                                     =========              =========        ==========           ==========

Basic earnings per share:
  Earnings, as reported                              $    0.12              $    0.03        $     0.33           $     0.22
  Stock-based employee compensation
          expense, net of tax                            (0.01)                 (0.01)            (0.03)               (0.03)
                                                     ---------              ---------        ----------           ----------

  Pro forma earnings per share                       $    0.11              $    0.02        $     0.30           $     0.19
                                                     =========              =========        ==========           ==========

Diluted earnings per share:
  Earnings, as reported                              $    0.12              $    0.03        $     0.33           $     0.22
  Stock-based employee compensation
          expense, net of tax                            (0.01)                 (0.01)            (0.03)               (0.03)
                                                     ---------              ---------        ----------           ----------

  Pro forma earnings per share                       $    0.11              $    0.02        $     0.30           $     0.19
                                                     =========              =========        ==========           ==========

Black-Scholes option pricing model assumptions:

  Risk free interest rate                                 3.10%                  2.94%             2.65%                2.94%
  Expected life (years)                                      3                      3                 3                    3
  Volatility                                             58.46%                 85.48%            58.61%               85.48%
  Dividend yield                                             -                      -                 -                    -

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

(4) Other Income

As the result of a tropical storm, one of the Company's 200-foot class liftboats sank in the Gulf of Mexico on June 30, 2003. During the third quarter of 2003, the vessel was declared a total loss and the Company received $8 million of insurance proceeds for the vessel. As a result, the Company recorded a gain from the insurance proceeds of $2.8 million, which is included in other income in the quarter ended September 30, 2003.

(5) Business Combinations

On August 15, 2003, the Company acquired Premier Oilfield Services, Ltd. (Premier), an Aberdeen, Scotland-based provider of oilfield equipment rentals, in order to geographically expand the Company's operations and the rental tool segment. The Company paid $3.4 million ((pound)2.1 million) in cash consideration for Premier, including transaction costs, and paid an additional $29.0 million ((pound)18.1 million) to repay its existing debt, concurrently with the acquisition. The acquisition has been accounted for as a purchase and the acquired assets and liabilities have been preliminarily valued at their estimated fair market values. The Company has initially recorded approximately $19.1 million in goodwill related to this transaction pending finalization of valuation of fixed assets and tax considerations. The results of operations of Premier have been included from the acquisition date. The pro forma effect of operations of the acquisition when included as of the beginning of the periods presented was not material to the Consolidated Statements of Operations of the Company.

On August 28, 2003, the Company sold its construction-related assets that were included in the other oilfield services segment for $1.25 million. The Company received $312,500 in cash for the sale and a note receivable for the remaining $937,500. There was no gain or loss recorded on the sale. These assets generated approximately $18.5 million and $18.7 million of the Company's revenues in the nine months ended September 30, 2003 and 2002, respectively.

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

Most of the Company's acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average earnings before interest, income taxes, depreciation and amortization expense (EBITDA) over a three-year period from the respective date of acquisition. While the amounts of additional consideration payable depend upon the acquired company's operating performance and are difficult to predict accurately, the maximum additional consideration payable for the Company's remaining acquisitions will be approximately $16.1 million, which will be determined in the second quarter of 2004 and payable during the second half of 2004. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company's financial statements until the amounts are fixed and determinable. With the exception of the Company's guarantee of Lamb Energy Services' credit facility (see note 7 to the unaudited consolidated financial statements), the Company does not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. In the nine months ended September 30, 2003, the Company capitalized additional consideration of $22.8 million related to five of its acquisitions, of which $5.7 million was paid in the nine months ended September 30, 2003, and $17.1 million will be paid by the end of the first quarter of 2004.

(6) Segment Information

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

Summarized financial information concerning the Company's segments for the three and nine months ended September 30, 2003 and 2002 is shown in the following tables (in thousands):

Three Months Ended September 30, 2003

                                                                                    Other
                                           Well                       Rental       Oilfield     Unallocated    Consolidated
                                       Intervention     Marine         Tools       Services        Amount          Total
                                       ------------------------------------------------------------------------------------
Revenues                                 $ 50,264      $ 17,260      $ 35,351      $ 25,441       $      -       $128,316
Cost of services                           29,811        12,443        11,509        21,686              -         75,449
Depreciation and amortization               3,011         1,746         6,433           984              -         12,174
General and administrative                 10,139         1,611         8,579         3,866              -         24,195
Operating income                            7,303         1,460         8,830        (1,095)             -         16,498
Interest expense, net                           -             -             -             -         (5,611)        (5,611)
Equity in income of affiliates, net             -             -            60             -              -             60
Other income                                    -         2,762             -             -              -          2,762
                                       ------------------------------------------------------------------------------------
Income (loss) before income taxes        $  7,303      $  4,222      $  8,890      $ (1,095)      $ (5,611)      $ 13,709
                                       ====================================================================================

Three Months Ended September 30, 2002

                                                                                     Other
                                           Well                        Rental       Oilfield     Unallocated    Consolidated
                                       Intervention     Marine         Tools        Services        Amount         Total
                                       ------------------------------------------------------------------------------------
Revenues                                 $ 36,115      $ 14,326       $ 29,401      $ 27,371       $      -       $107,213
Cost of services                           24,414        11,456          9,373        21,893              -         67,136
Depreciation and amortization               2,742         1,422          5,036         1,095              -         10,295
General and administrative                  8,432         1,704          7,337         3,806              -         21,279
Operating income                              527          (256)         7,655           577              -          8,503
Interest expense, net                           -             -              -             -         (5,452)        (5,452)
Equity in income of affiliates, net             -             -            113             -              -            113
                                       ------------------------------------------------------------------------------------
Income (loss) before income taxes        $    527      $   (256)      $  7,768      $    577       $ (5,452)      $  3,164
                                       ===================================================================================

Nine Months Ended September 30, 2003

                                                                                        Other
                                           Well                          Rental        Oilfield     Unallocated    Consolidated
                                       Intervention       Marine         Tools         Services        Amount          Total
                                       -----------------------------------------------------------------------------------------
Revenues                                 $ 138,079       $  54,412      $ 106,347      $  81,530      $       -       $ 380,368
Cost of services                            82,894          37,777         34,005         65,221              -         219,897
Depreciation and amortization                9,041           5,028         18,737          3,195              -          36,001
General and administrative                  29,399           5,531         25,084         11,559              -          71,573
Operating income                            16,745           6,076         28,521          1,555              -          52,897
Interest expense, net                            -               -              -              -        (16,693)        (16,693)
Equity in income of affiliates, net              -               -            492              -              -             492
Other income                                     -           2,762              -              -              -           2,762
                                         --------------------------------------------------------------------------------------
Income (loss) before income taxes        $  16,745       $   8,838      $  29,013      $   1,555      $ (16,693)      $  39,458
                                         ======================================================================================

Nine Months Ended September 30, 2002

                                                                                        Other
                                           Well                         Rental         Oilfield     Unallocated    Consolidated
                                       Intervention       Marine         Tools         Services        Amount         Total
                                       -----------------------------------------------------------------------------------------
Revenues                                 $ 112,589      $  46,672      $  90,676      $  74,832      $       -       $ 324,769
Cost of services                            69,489         31,965         27,761         59,299              -         188,514
Depreciation and amortization                7,953          4,564         14,431          3,325              -          30,273
General and administrative                  25,828          5,078         22,327         10,685              -          63,918
Operating income                             9,319          5,065         26,157          1,523              -          42,064
Interest expense, net                            -              -              -              -        (15,857)        (15,857)
Equity in income of affiliates, net              -              -            258              -              -             258
                                         -------------------------------------------------------------------------------------
Income (loss) before income taxes        $   9,319      $   5,065      $  26,415      $   1,523      $ (15,857)      $  26,465
                                         =====================================================================================

(7) Debt

The Company has outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments, which commenced November 15, 2001 and continue through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent the Company from incurring additional debt, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.25 to 1, except that the Company may incur additional debt in an amount equal to 30% of its net tangible assets, which was approximately $141 million at September 30, 2003. The indenture also contains covenants that restrict the Company's ability to create certain liens, sell assets or enter into certain mergers or acquisitions. At September 30, 2003, the Company was in compliance with all such covenants.

The Company has a bank credit facility which was amended in August 2003. The amendment increased the balance of the term loans by $23 million to finance the acquisition of Premier and extended the maturity date of the facility. At September 30, 2003, the Company has term loans in an aggregate amount of $54.1 million outstanding and a revolving credit facility of $75 million, none of which was outstanding. The term loans require principal payments of $3.4 million each quarter through March 31, 2005 and $1.8 million each quarter from June 30, 2005 through June 30, 2008. A lump sum payment of $11.2 million is due on May 2, 2005 and any balance outstanding on the revolving credit facility is due on August 13, 2006. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company's leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company's assets, including the pledge of the stock of the Company's principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company's capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, make changes to the Company's capital structure, create liens or incur additional indebtedness. At September 30, 2003, the Company was in compliance with all such covenants.

The Company has $19.4 million outstanding in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (MARAD) for two 245-foot class liftboats. The debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000, which began December 3, 2002, and matures on June 3, 2027. The Company's obligations are secured by mortgages on the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. At September 30, 2003, the Company was in compliance with all such covenants.

The Company owns a 54.3% interest in Lamb Energy, which has a credit facility with a syndicate of banks that matures in 2005 consisting of a term loan in the amount of $10 million outstanding at September 30, 2003, and a revolving credit facility of $3 million, none of which was outstanding at September 30, 2003. The Company fully guarantees amounts due under the credit facility. The Company does not expect to incur any losses as a result of the guarantee.

(8) Commitments and Contingencies

From time to time, the Company is involved in litigation and other disputes arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation or disputes, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(9) Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin Number 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the second fiscal year or interim period beginning after December 15, 2003, to variable entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not expect the adoption of FIN 46 to have a significant effect on the Company's financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (FAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133 (FAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." FAS No. 149 is effective for contracts entered into or modified after September 30, 2003. The adoption of FAS No. 149 did not have a significant effect on the Company's financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (FAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of FAS No. 150 did not have a significant effect on the Company's financial position or results of operations.

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

Over the past several years, we have significantly expanded the range of production-related services we provide and the geographic scope of our operations through both internal growth and strategic acquisitions. We have expanded our geographic focus to select international market areas and added complementary product and service offerings. Currently, we provide a full range of products and services for our customers, including well intervention services, marine services, rental tools and other oilfield services. For additional segment financial information, see note 6 to our unaudited consolidated financial statements.

Our financial performance is impacted by the broader economic trends affecting our customers. The demand for our services and equipment is cyclical due to the nature of the energy industry. Our operating results are directly tied to industry demand for our services, most of which are performed on the outer continental shelf in the Gulf of Mexico. While we have focused on providing production-related services and renting drilling-related equipment where, historically, demand has not been as volatile as for exploration-related services, we expect our operating results to be highly dependent upon industry activity levels in the Gulf of Mexico.

In the third quarter of 2003, activity levels increased for our production-related services, which offset decreases in demand for our drilling-related businesses. As a result, revenue increased for many of our well intervention services in comparison to the second quarter of 2003, offsetting decreased demand for drilling-related products and services such as rental tools and non-hazardous oilfield waste treatment services. For the quarter ended September 30, 2003, revenue remained relatively unchanged at $128.3 million and net income increased 6% to $8.8 million from the second quarter of 2003. During the third quarter of 2003, we also recorded $2.8 million of other income related to the gain on insurance proceeds from the loss of the 200-foot class liftboat, Superior Challenge.

Our well intervention segment's revenue increased to $50.3 million in the third quarter of 2003 as compared to $46.4 million in the second quarter of 2003. Activity increased for most well intervention services, including coiled tubing, hydraulic workover, mechanical wireline and well control services. These were offset by decreases in activity levels for plug and abandonment and electric line services.

Our marine segment's revenue decreased 7% to $17.3 million in the third quarter of 2003 from the second quarter of 2003. This decrease is primarily attributed to the loss of the 200-foot class liftboat Superior Challenge and the unusually high number of weather downtime days due to multiple tropical storms in the Gulf of Mexico. During the quarter, five tropical storms in the Gulf of Mexico either partially or completely shut down liftboat activity. Several storms occurred days apart, meaning some of our customers did not restart projects until the weather improved over a longer period of time so they could avoid mobilization charges. Our fleet's average utilization rate remained relatively unchanged at 66% from the second quarter of 2003. Our fleet's average dayrate decreased to $6,240 in the third quarter of 2003 from $6,430 in the second quarter of 2003. The lower average dayrate was attributable to lower dayrates for some of our larger liftboat classes, particularly the 230-foot to 245-foot and 250-foot class liftboats.

The revenue for our rental tools segment decreased to $35.4 million in the third quarter of 2003, as compared to $36.4 million in the second quarter of 2003. Rental activity for drill pipe, stabilizers and related equipment was lower as a result of lower oil and gas drilling activity in the shallow water Gulf of Mexico and changes in timing on certain deepwater Gulf of Mexico projects.

Our other oilfield services segment's revenue was $25.4 million, an 8% decrease over the second quarter of 2003. The decrease in revenue was attributable to the sale of the Company's construction-related assets and lower activity for drilling-related environmental services, such as non-hazardous oilfield waste treatment.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

For the three months ended September 30, 2003, our revenues were $128.3 million resulting in net income of $8.8 million or $0.12 diluted earnings per share. For the three months ended September 30, 2002, revenues were $107.2 million and net income was $1.9 million or $0.03 diluted earnings per share. Our increase in revenue and net income are primarily the result of increased activity levels as compared to the third quarter of last year when activity levels were lower and two hurricanes shut down activity in the Gulf of Mexico in September, which negatively impacted all of the segments of our business. The following discussion analyzes our operating results on a segment basis.

WELL INTERVENTION SEGMENT

Revenue for our well intervention group was $50.3 million for the three months ended September 30, 2003, as compared to $36.1 million for the same period in 2002. This segment's gross margin percentage increased to 41% in the three months ended September 30, 2003 from 32% in the three months ended September 30, 2002. The increase in revenue and gross margin percentage is the result of increased demand for almost all of our services as a result of increased production-related activity.

MARINE SEGMENT

Our marine revenue for the three months ended September 30, 2003 increased 20% over the same period in 2002 to $17.3 million. The fleet's average dayrate increased to $6,240 in the third quarter of 2003 from $5,410 in the third quarter of 2002, and the average utilization increased to 66% for the third quarter of 2003 from 63% in the same period in 2002. The gross margin percentage for the three months ended September 30, 2003 increased to 28% from 20% for the same period in 2002. Higher utilization was due to an increase in production-related activity and the absence of the more severe hurricanes that existed in the third quarter of 2002.

RENTAL TOOLS SEGMENT

Revenue for our rental tools segment for the three months ended September 30, 2003 was $35.4 million, a 20% increase over the same period in 2002. The increase in this segment's revenue was primarily due to an increased demand for our expanded inventory of rental tool equipment and our geographic expansion. During the quarter, revenue from international markets grew as we acquired Premier, an Aberdeen, Scotland-based provider of oilfield equipment rentals, and continue to diversify outside of the Gulf of Mexico market area. The gross margin percentage decreased slightly to 67% in the three months ended September 30, 2003 from 68% from the same period in 2002 due to changes in business mix.

OTHER OILFIELD SERVICES SEGMENT

Other oilfield services revenue for the three months ended September 30, 2003 was $25.4 million, a 7% decrease over the $27.4 million in revenue for the same period in 2002. The gross margin percentage decreased to 15% in the three months ended September 30, 2003 from 20% in the same period in 2002. The lower revenue and gross margin percentage are attributable to lower drilling-related activity which reduced activity in our non-hazardous oilfield waste treatment business and the sale of our construction and fabrication assets.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $12.2 million in the three months ended September 30, 2003 from $10.3 million in the same period in 2002. The increase resulted mostly from our larger asset base as a result of our capital expenditures during 2002 and 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $24.2 million for the three months ended September 30, 2003 from $21.3 million for the same period in 2002. The increase is primarily the result of our internal growth and expansion. However, general and administrative expenses as a percentage of revenue decreased to 19% for the quarter ended September 30, 2003 from 20% for the quarter ended September 30, 2002.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

For the nine months ended September 30, 2003, our revenues were $380.4 million resulting in net income of $24.7 million or $0.33 diluted earnings per share. For the nine months ended September 30, 2002, our revenues were $324.8 million and our net income was $16.3 million or $0.22 diluted earnings per share. Our increase in revenue and net income is the result of an overall increased demand for most of our services due to increased activity by our customers. The following discussion analyzes our operating results on a segment basis.

WELL INTERVENTION SEGMENT

Revenue for our well intervention group was $138.1 million for the nine months ended September 30, 2003, as compared to $112.6 million for the same period in 2002. This segment's gross margin percentage increased slightly to 40% in the nine months ended September 30, 2003 from 38% in the nine months ended September 30, 2002. The increase in revenue and gross margin percentage is the result of increased demand for almost all of our services as production-related activity in the Gulf of Mexico increased. Our hydraulic workover, well control and pumping and stimulation services benefited the most from the increased activity levels.

MARINE SEGMENT

Our marine revenue for the nine months ended September 30, 2003 increased 17% over the same period in 2002 to $54.4 million. The fleet's average dayrate increased to $6,400 in the nine months ended September 30, 2003 from $5,580 in the same period in 2002, and the average utilization decreased slightly to 66% for the nine months ended September 30, 2003 from 67% in the same period in 2002. The gross margin percentage for the nine months ended September 30, 2003 decreased slightly to 31% from 32% for the same period in 2002. While revenues and the average dayrate increased because of additions of three larger liftboats to the fleet during 2002, a drop-off in utilization and the increased costs of the new liftboats resulted in a lower gross margin percentage. Increased costs, including maintenance and insurance, also contributed to the decline in gross margin percentage.

RENTAL TOOLS SEGMENT

Revenue for our rental tools segment for the nine months ended September 30, 2003 was $106.3 million, a 17% increase over the same period in 2002. The increase in this segment's revenue was primarily due to an increased demand for our expanded inventory of rental tool equipment and our geographic expansion. During the nine months ended September 30, 2003, revenue from international markets grew as we continue to diversify outside of the Gulf of Mexico market area. We acquired Premier, an Aberdeen, Scotland-based provider of oilfield equipment rentals, in August 2003 to further this diversification. The gross margin percentage decreased slightly to 68% in the nine months ended September 30, 2003 from 69% in the same period in 2002 due primarily to a change in the mix of the demand for our rental tools.

OTHER OILFIELD SERVICES SEGMENT

Other oilfield services revenue for the nine months ended September 30, 2003 was $81.6 million, a 9% increase over the $74.8 million in revenue in the same period in 2002. The gross margin percentage decreased slightly to 20% in the nine months ended September 30, 2003 from 21% in the same period in 2002. This segment generated more revenue primarily from sales of oil spill containment equipment and growth in our oilfield waste treatment business, but a slightly lower gross margin percentage due to additional costs associated with the sale of our construction and fabrication assets and growth and expansion of our oilfield waste treatment business.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $36.0 million in the nine months ended September 30, 2003 from $30.3 million in the same period in 2002. The increase resulted mostly from our larger asset base as a result of our capital expenditures during 2002 and 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $71.6 million for the nine months ended September 30, 2003 from $63.9 million for the same period in 2002. The increase is primarily the result of our internal growth and expansion. However, general and administrative expenses as a percentage of revenue decreased to 19% for the nine months ended September 30, 2003 from 20% for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 2003, we generated net cash from operating activities of $78.3 million. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $20.7 million at September 30, 2003 compared to $3.5 million at December 31, 2002.

We made $36.5 million of capital expenditures during the nine months ended September 30, 2003, of which approximately $21.6 was used to expand and maintain our rental tool equipment inventory, approximately $5.8 million was used on facilities construction (including our facility in Broussard, Louisiana) and approximately $1.5 million was made in our marine segment. We also made $7.6 million of capital expenditures to expand and maintain the asset base of our well intervention group and other oilfield services group. We currently believe that we will make approximately $15 million of capital expenditures, excluding acquisitions and targeted asset purchases, during the remaining three months of 2003 primarily to further expand our rental tool asset base. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

In August 2003, we acquired Premier, an Aberdeen, Scotland-based provider of oilfield equipment rentals, in order to geographically expand our operations and the rental tool segment. We paid $3.4 million ((pound)2.1 million) in cash consideration for Premier, including transaction costs, and paid an additional $29.0 million ((pound)18.1 million) to repay its existing debt, concurrently with the acquisition.

We have outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments, which commenced November 15, 2001 and continue through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur additional debt in an amount equal to 30% of our net tangible assets, which was approximately $141 million at September 30, 2003. The indenture also contains covenants that restrict our ability to create certain liens, sell assets or enter into certain mergers or acquisitions.

We also have a bank credit facility which was amended in August 2003. The amendment increased the balance of the term loans by $23 million to finance the acquisition of Premier and extended the maturity date of the facility. At September 30, 2003, we had term loans in an aggregate amount of $54.1 million outstanding and a revolving credit facility of $75 million, none of which was outstanding. As of November 7, 2003, these balances were unchanged and the weighted average interest rate on amounts outstanding under the credit facility was 3.7% per annum. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our capital expenditures, our ability to pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

We have $19.4 million outstanding at September 30, 2003 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (MARAD) for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000, which began December 3, 2002, and matures on June 3, 2027. Our obligations are secured by mortgages on the two liftboats. In accordance with the agreement, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

The following table summarizes our contractual cash obligations and commercial commitments at September 30, 2003 (amounts in thousands) for our long-term debt and operating leases. We do not have any other material obligations or commitments.

                     Remaining
                       Three
                       Months
  Description           2003          2004          2005          2006         2007          2008       Thereafter
-------------------------------------------------------------------------------------------------------------------
Long-term debt        $  3,755      $ 14,210      $20,610        $7,810      $  7,810      $  4,310      $214,976
Operating leases           999         3,000        1,838           859           708           286           450
                      -------------------------------------------------------------------------------------------
  Total               $  4,754      $ 17,210      $22,448        $8,669      $  8,518      $  4,596      $215,426
                      -------------------------------------------------------------------------------------------

The table does not include our guarantee of the Lamb Energy Services credit facility consisting of a $10 million term loan at September 30, 2003 and a $3 million revolving credit facility, none of which was outstanding as of September 30, 2003. This table also does not include any potential additional consideration that may be payable as a result of our acquisitions. Additional consideration is generally based on the acquired company's operating performance after the acquisition as measured by earnings before interest, income taxes, depreciation and amortization (EBITDA) and other adjustments intended to exclude extraordinary items. While the amounts of additional consideration payable depend upon the acquired company's operating performance and are difficult to predict accurately, the maximum additional consideration payable for the Company's remaining acquisitions will be approximately $16.1 million, which will be determined in the second quarter of 2004 and payable during the second half of 2004. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company's financial statements until the amounts are fixed and determinable. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. In the nine months ended September 30, 2003, we capitalized additional consideration of $22.8 million related to five of our acquisitions, of which $5.7 million was paid in the nine months ended September 30, 2003, and $17.1 million will be paid by the end of the first quarter of 2004.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin Number 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the second fiscal year or interim period beginning after December 15, 2003, to variable entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We do not expect the adoption of FIN 46 to have a significant effect on our financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (FAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133 (FAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." FAS No. 149 is effective for contracts entered into or modified after September 30, 2003. The adoption of FAS No. 149 did not have a significant effect on our financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (FAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of FAS No. 150 did not have a significant effect on our financial position or results of operations.

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

         3.3 Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

         10.1 Amended and Restated Credit Agreement dated as of August 13, 2003 among SESI, L.L.C., as borrower, Superior Energy Services, Inc., as parent, Bank One, NA as agent, Wells Fargo Bank Texas, N.A. as syndication agent, Whitney National Bank as documentation agent, and the lenders party thereto.

         31.1 Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended September 30, 2003:

         On August 5, 2003, the Company filed a current report on Form 8-K reporting, under item 5, the announcement of earnings for the second quarter ended June 30, 2003.

         On August 12, 2003, the Company filed a current report on Form 8-K reporting, under item 5, that it has elected Mr. Enoch Dawkins to the Company's Board of Directors.

         On August 18, 2003, the Company filed a current report on Form 8-K reporting, under item 5, that it acquired Premier Oilfield Services, Ltd., an Aberdeen-based provider of oilfield equipment rentals.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SUPERIOR ENERGY SERVICES, INC.

Date: November 13 , 2003            By: /s/ Robert S. Taylor
                                   -------------------------------------------
                                   Robert S. Taylor
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

         3.3 Amended and Restated Bylaws (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

         10.1 Amended and Restated Credit Agreement dated as of August 13, 2003 among SESI, L.L.C., as borrower, Superior Energy Services, Inc., as parent, Bank One, NA as agent, Wells Fargo Bank Texas, N.A. as syndication agent, Whitney National Bank as documentation agent, and the lenders party thereto.

         31.1 Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.