Form 10-K
period 2003-12-31
SUPERIOR ENERGY SERVICES INC
filed 2004-03-12
CIK 886835

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM.........TO........
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

Title of each class:                Name of each exchange on which registered:
Common Stock, $.001                      Par Value New York Stock Exchange


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2003 based on the closing price on the New York Stock Exchange on that date was $525,743,000.

The number of shares of the Registrant's common stock outstanding on March 1, 2004 was 74,218,201.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Items 10, 11, 12, 13 and 14 of Part III will be included in an amendment to this Form 10-K or incorporated by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

===============================================================================

                         SUPERIOR ENERGY SERVICES, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                     THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                                        Page
PART I

     Items 1. & 2.Business and Properties                                                                  1
     Item 3.      Legal Proceedings                                                                        9
     Item 4.      Submission of Matters to a Vote of Security Holders                                      9
     Item 4A.     Executive Officers of Registrant                                                        10

PART II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                   11
     Item 6.      Selected Financial Data                                                                 12
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations   13
     Item 7A.     Quantitative and Qualitative Disclosures about Market Risk                              21
     Item 8.      Financial Statements and Supplementary Data                                             23
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    44
     Item 9A.     Controls and Procedures                                                                 44

PART III

     Item 10.     Directors and Executive Officers of the Registrant                                      45
     Item 11.     Executive Compensation                                                                  45
     Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                  Matters                                                                                 45
     Item 13.     Certain Relationships and Related Transactions                                          45
     Item 14.     Principal Accountant Fees and Services                                                  45

PART IV

     Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                         46


                                       (i)

PART I

ITEMS 1. & 2. BUSINESS AND PROPERTIES

GENERAL

We are a leading provider of specialized oilfield services and equipment focused on serving the production-related needs of oil and gas companies in the Gulf of Mexico. We believe that we are one of the few companies in the Gulf of Mexico capable of providing most of the post wellhead products and services necessary to maintain offshore producing wells, as well as plug and abandonment services at the end of their life cycle. We believe that our ability to provide our customers with multiple services and to coordinate and integrate their delivery allows us to maximize efficiency, reduce lead-time and provide cost-effective solutions for our customers.

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

OPERATIONS

Well Intervention Services. We provide well intervention services that stimulate oil and gas production using platforms or liftboats rather than through the use of a drilling rig, which we believe provides a cost advantage to our customers. These services include coiled tubing, electric wireline, mechanical wireline, pumping and stimulation, artificial lift, well control, snubbing, recompletion, engineering and well evaluation services. We are the leading provider of mechanical wireline services in the Gulf of Mexico with approximately 180 offshore wireline units, 20 land wireline units and 11 dedicated liftboats configured specifically for wireline services. We also perform both permanent and temporary plug and abandonment services.

In 2003, we expanded our well intervention services to include acquiring mature, shallow water oil and gas properties in the Gulf of Mexico to provide our customers a cost-effective alternative to the decommissioning process. Once properties are acquired, we will develop and produce the remaining reserves and then plug and abandon the wells and decommission and abandon all well facilities. Our goal is to provide additional opportunities for our well intervention group and to expand our well intervention services from our traditional emphasis on plugging and abandoning wells to facility salvaging and decommissioning activities by using our liftboat fleet when possible. We hope to achieve our goals in this area by efficiently developing acquired reserves and performing decommissioning and abandonment work, lowering lease operating expenses and adding new reserves through well work. The intent is to partially offset the seasonal and cyclical nature of our business by scheduling work during slower periods. In December 2003, we acquired our first offshore properties, most of which are in water-depths accessible by our liftboat fleet.

Marine Services. We own and operate the largest and most diverse liftboat fleet in the world. A liftboat is a self-propelled, self-elevating work platform with legs, cranes and living accommodations. We believe that our liftboat fleet is highly complementary to our well intervention services. Our fleet consists of 53 liftboats, including 11 liftboats configured specifically for wireline services and 42 in our rental fleet with leg-lengths from 65 feet through 250 feet. All but one of our liftboats are currently operating in the Gulf of Mexico and represent approximately 24% of the liftboats located in the Gulf of Mexico. We currently have a 200-foot class liftboat and under contract in Venezuela. We intend to reposition some of our larger liftboats to international market areas under long-term contracts as opportunities arise.

Rental Tools. We are a leading provider of rental tools in the Gulf of Mexico. We manufacture, sell and rent specialized equipment for use with offshore and onshore oil and gas well drilling, completion, production and workover activities. Through internal growth and acquisitions, we have increased the size and breadth of our rental tool inventory and now have 36 locations in all major staging points for offshore oil and gas activities in the Gulf of Mexico. We also have rental tool operations in Venezuela, Trinidad, Canada, the United Kingdom, the Netherlands and the Middle East with a limited inventory of rental tools for these market areas. Our rental tools include pressure control equipment, specialty tubular goods, connecting iron, handling tools, drill pipe, bolting equipment, tongs, power swivels and stabilizers. We also provide both land and offshore on-site accommodations through our rental tools segment.

Other Oilfield Services. We provide a broad range of platform and field management services to the offshore and onshore oil and gas industry, including property management, engineering services, operating labor, transportation, tools and supplies, technical supervision, maintenance, supplemental personnel, and logistics services. We currently provide property management services to approximately 120 offshore facilities in the Gulf of Mexico. We also provide non-hazardous oilfield waste management and environmental cleaning services, including tank and vessel cleaning and safe vessel entry. We sell oil spill containment inflatable boom and ancillary storage, deployment and retrieval equipment. We also provide other services, including the manufacture and sale of specialized drilling rig instrumentation, electronic torque and pressure control equipment.

For additional industry segment financial information, see note 15 to our consolidated financial statements.

CUSTOMERS

Our customers have primarily been the major and independent oil and gas companies operating on the U.S. continental shelf. In 2003, 2002 and 2001, sales to ChevronTexaco accounted for approximately 11%, 12% and 12% of our total revenue, respectively, primarily in the well intervention and other oilfield services segments. We do not believe that the loss of any one customer would have a material adverse effect on our revenues. However, our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers could have a material adverse effect on our business and operations.

COMPETITION

We operate in highly competitive areas of the oilfield services industry. The products and services of each of our principal operating segments are sold in highly competitive markets, and our revenues and earnings can be affected by the following factors:

         o    changes in competitive prices,
         o    oil and gas prices and industry perceptions of future prices,
         o    fluctuations in the level of activity by oil and gas producers,
         o changes in the number of liftboats operating in the Gulf of Mexico,
         o    the ability of oil and gas producers to generate capital,
         o    general economic conditions and
         o    governmental regulation.

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

Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than our products and services. Further, if our competitors construct additional liftboats for the Gulf of Mexico market area, it will increase the competition for that service. Competitive pressures or other factors also may result in significant price competition that could reduce our operating cash flow and earnings. In addition, competition among oilfield service and equipment providers is affected by each provider's reputation for safety and quality. Although we believe that our reputation for safety and quality service is a key advantage, we cannot assure that we will be able to maintain our competitive position.

HEALTH, SAFETY AND ENVIRONMENTAL ASSURANCE

We have established health, safety and environmental performance as a corporate priority. Our goal is to be an industry leader, by focusing on the belief that all safety and environmental incidents are preventable and an injury-free workplace is achievable by creating a culture that emphasizes correct behavior. We have introduced a company-wide effort to enhance a behavioral safety process and training program that makes safety a constant focus of awareness through open communication with all offshore and yard employees. In addition, we investigate all incidents with a priority of identifying and implementing the corrective measures necessary to reduce the chance of reoccurrence. Results from this program were evident as our safety performance improved significantly in 2003.

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

GOVERNMENTAL REGULATION

Our business is significantly affected by the following:

         o state and federal laws and other regulations relating to the oil and gas industry,
         o    changes in such laws and regulations and
         o    the level of enforcement thereof.

We cannot predict the level of enforcement of existing laws and regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings in the future. We also cannot predict whether additional laws and regulations will be adopted, or the effect such changes may have on us, our businesses or our financial condition.

Federal and state laws require owners of non-producing wells to plug the well and remove all exposed piping and rigging before the well is permanently abandoned. The timing and need for plug and abandonment services for wells situated on the U.S. continental shelf are regulated by the Minerals Management Service (MMS) of the United States Department of the Interior. State regulatory agencies similarly regulate plug and abandonment services within state coastal waters.

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

Our operations also subject us to compliance with certain federal and state pollution control and environmental protection laws and regulations. The technical requirements of these laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly difficult and expensive. We believe that our present operations substantially comply with these laws and regulations and that such compliance has had no material adverse effect upon our operations. Sanctions for noncompliance may include the following:

         o    revocation of permits,
         o    corrective action orders,
         o    administrative or civil penalties and
         o    criminal prosecution.

The MMS requires holders of offshore oil and gas leases to post bonds in connection with the plugging and abandonment of wells located offshore and the removal of all production facilities. We currently have bonded our offshore leases as required by the MMS, consisting of a $3.0 million Area-Wide Bond plus a $300,000 Pipeline Right-of-Way Bond. Our leases contain standardized terms and require compliance with detailed MMS regulations and orders. These MMS directives are subject to change. The MMS has promulgated regulations requiring offshore production facilities located on the U.S. continental shelf to meet stringent engineering and construction specifications. The MMS has also promulgated other regulations governing the plugging and abandonment of wells located offshore and the removal of all production facilities. Finally, under certain circumstances, the MMS may require any operations on federal leases to be suspended or terminated.

Certain environmental laws provide for joint and several strict liabilities for remediation of spills and other releases of hazardous substances. In addition, companies may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances. Finally, some environmental statutes impose strict liability, which could render us liable for environmental damage without regard to our negligence or fault. It is possible that changes in environmental laws and enforcement policies, or claims for damages to people, property, natural resources or the environment could result in substantial costs and liabilities to us. Our insurance policies provide liability coverage for sudden and accidental occurrences of pollution or clean-up and containment in amounts that we believe are comparable to policy limits carried by others in our industry.

EMPLOYEES

As of March 1, 2004, we had approximately 3,150 employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

FACILITIES

Our corporate headquarters are located on a 17-acre tract in Harvey, Louisiana. Our other principal operating facility is located on a 32-acre tract in Broussard, Louisiana, which we use to support our rental tools and well intervention group operations. We support the operations conducted by our liftboats from a 3.5-acre maintenance and office facility in New Iberia, Louisiana located on the Intracoastal Waterway that provides access to the Gulf of Mexico. We also own certain facilities and lease other office, service and assembly facilities under various operating leases. We have a total of 77 facilities located in Louisiana, Texas, Alabama, Oklahoma, Venezuela, Australia, Trinidad, the United Kingdom, Canada, the Netherlands, and the Middle East to support our operations. We believe that all of our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space as may be needed or extending terms when our current leases expire.

INTELLECTUAL PROPERTY

We use several patented items in our operations that we believe are important but are not indispensable to our operations. Although we anticipate seeking patent protection when possible, we rely to a greater extent on the technical expertise and know-how of our personnel to maintain our competitive position.

OTHER INFORMATION

We have our principal executive offices at 1105 Peters Road, Harvey, Louisiana. Our telephone number is (504) 362-4321. We also have a web site at http://www.superiorenergy.com. Copies of the annual, quarterly and current reports we file with the SEC, and any amendments to those reports, are available on our web site. The information posted on our web site is not incorporated into this Annual Report.

CAUTIONARY STATEMENTS

Certain statements made in this Annual Report that are not historical facts are "forward-looking statements." Such forward-looking statements may include, without limitation, statements that relate to:

         o    our business strategy, plans and objectives,
         o our beliefs and expectations regarding future demand for our products and services and other events and conditions that may influence the oilfield services market and our performance in the future and
         o our future expansion plans, including our anticipated level of capital expenditures for, and the nature and scheduling of, purchases or manufacture of rental tools, equipment and liftboats.

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

WE ARE SUBJECT TO THE CYCLICAL NATURE OF THE OIL AND GAS INDUSTRY.

Our business depends primarily on the level of activity by the oil and gas companies in the Gulf of Mexico and along the Gulf Coast. This level of activity has traditionally been volatile as a result of fluctuations in oil and gas prices and their uncertainty in the future. The purchases of the products and services we provide are, to a substantial extent, deferrable in the event oil and gas companies reduce capital expenditures. Therefore, the willingness of our customers to make expenditures is critical to our operations. The levels of such capital expenditures are influenced by:

         o    oil and gas prices and industry perceptions of future prices,
         o    the cost of exploring for, producing and delivering oil and gas,
         o    the ability of oil and gas companies to generate capital,
         o    the sale and expiration dates of offshore leases,
         o    the discovery rate of new oil and gas reserves and
         o    local and international political and economic conditions.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE.

We compete in highly competitive areas of the oilfield services industry. The products and services of each of our principal industry segments are sold in highly competitive markets, and our revenues and earnings may be affected by the following factors:

         o    changes in competitive prices,
         o    fluctuations in the level of activity in major markets,
         o    an increased number of liftboats in the Gulf of Mexico,
         o    general economic conditions and
         o    governmental regulation.

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

OUR OIL AND GAS OPERATIONS WILL INVOLVE SIGNIFICANT RISKS.

Any acquisitions of mature oil and gas properties will require an assessment of a number of factors beyond our control. These factors include estimates of recoverable reserves, future oil and gas prices, operating costs and potential environmental and plugging and abandonment liabilities. These assessments, especially estimates of oil and gas reserves, are inexact and their accuracy is inherently uncertain. In connection with these assessments, we will perform a review that we believe is generally consistent with industry practices. However, our reviews will not reveal all existing or potential problems. In addition, our reviews may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We may not always discover structural, subsurface or environmental problems that may exist or arise. In connection with our acquisitions, we expect to acquire properties on an "as is" basis and assume all plugging, abandonment and environmental liability with limited remedies for breaches of representations and warranties. Therefore, the risk is that we may overestimate the value of economically recoverable reserves and underestimate the cost of plugging wells and abandoning production facilities. Our oil and gas operations will also be subject to risks incident to the operation of producing wells, including, but not limited to, uncontrollable flows of oil, gas, brine or well fluids into the environment, blowouts, cratering, mechanical difficulties, fires, explosions, pollution and other risks, any of which could result in substantial losses to us.

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

WE ARE VULNERABLE TO THE POTENTIAL DIFFICULTIES ASSOCIATED WITH RAPID EXPANSION.

We have grown rapidly over the last several years through internal growth and acquisitions of other companies. We believe that our future success depends on our ability to manage the rapid growth that we have experienced and the demands from increased responsibility on our management personnel. The following factors could present difficulties to us:

          o    lack of sufficient executive-level personnel,
          o    increased administrative burden and
          o increased logistical problems common to large, expansive operations.

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

A TERRORIST ATTACK OR ARMED CONFLICT COULD HARM OUR BUSINESS.

Terrorist activities, anti-terrorist efforts and other armed conflict involving the U.S. may adversely affect the U.S. and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to customers' operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.

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

AS WE EXPAND OUR INTERNATIONAL OPERATIONS, WE WILL BE SUBJECT TO ADDITIONAL POLITICAL, ECONOMIC AND OTHER UNCERTAINTIES.

A key element of our business strategy is to expand our operations into international oil and gas producing areas. These international operations are subject to a number of risks inherent in any business operating in foreign countries including, but not limited to:

          o    political, social and economic instability,
          o    potential seizure or nationalization of assets,
          o    increased operating costs,
          o    modification or renegotiating of contracts,
          o    import-export quotas,

          o    currency fluctuations and
          o other forms of government regulation which are beyond our control.

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

Additionally, our competitiveness in international market areas may be adversely affected by regulations, including, but not limited to, regulations requiring:

          o    the awarding of contracts to local contractors,
          o    the employment of local citizens and
          o the establishment of foreign subsidiaries with significant ownership positions reserved by the foreign government for local citizens.

We cannot predict what types of the above events may occur.

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL CONTROL.

Certain investment funds managed by First Reserve Corporation beneficially own approximately 24% of our outstanding common stock. As a result, they exercise substantial influence over the outcome of most matters requiring a stockholder vote. In addition, pursuant to a stockholders' agreement, the First Reserve funds are entitled to designate two directors to serve on the board. The First Reserve funds will continue to be entitled to designate these directors until the stockholders' agreement terminates on July 15, 2009 or in the event of certain substantial reductions of their ownership interest.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth certain information about our executive officers.

     Name and Age                                     Position
     ------------                                     --------
     Terence E. Hall, 58...................  Chairman of the Board, Chief
                                               Executive Officer and President
     Kenneth L. Blanchard, 54..............  Chief Operating Officer and
                                               Executive Vice President
     Robert S. Taylor, 49..................  Chief Financial Officer, Vice
                                               President and Treasurer

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

Kenneth L. Blanchard has served as our Chief Operating Officer since June 2002 and as one of our Vice Presidents since December 1995.

Robert S. Taylor has served as our Chief Financial Officer since January 1996 and as one of our Vice Presidents since July 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the New York Stock Exchange under the symbol "SPN." The following table sets forth the high and low sales prices per share of common stock as reported for each fiscal quarter during the periods indicated.

                                                          HIGH          LOW
    2002
             First Quarter                         $     10.88      $   7.88
             Second Quarter                              11.65          9.07
             Third Quarter                               10.10          5.95
             Fourth Quarter                               9.03          5.97

    2003
             First Quarter                         $      9.80      $   6.80
             Second Quarter                              11.65          8.30
             Third Quarter                               10.97          8.40
             Fourth Quarter                              10.25          8.27

    2004
             First Quarter (through March 1, 2004) $     10.28      $   8.98

As of March 1, 2004, there were 74,218,201 shares of Common Stock outstanding, which were held by 122 record holders.

We do not plan to pay cash dividends on our common stock. We intend to retain all of the cash our business generates to meet our working capital requirements and fund future growth. In addition, our bank credit facility prevents us from paying dividends or making other distributions to our stockholders.

We have four stock incentive plans to provide long-term incentives to our key employees, including officers and directors, consultants and advisers. The following table provides information about these incentive plans as of December 31, 2003:

                                 Equity Compensation Plan Information
                                 ------------------------------------
                                                             Weighted-         Number of Securities
                                  Number of Securities        Average          Remaining Available
                                   to be issued upon      Exercise Price of   for Future Issuance
                                     Exercise of            Outstanding           under Equity
Plan Category                     Outstanding Options         Options          Compensation Plans
-------------------------------------------------------------------------------------------------
Equity compensation Plans
Approved by Stockholders                5,628,000           $     7.53           1,401,101(1)

Equity Compensation Plans Not
Approved by Stockholders                        -           $        -               8,885(2)

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

                                                                     Years Ended December 31,
                                          --------------------------------------------------------------------------
                                                2003           2002           2001            2000            1999
                                                ----           ----           ----            ----            ----
Revenues                                     $500,625       $443,147       $449,042(1)     $257,502(2)     $113,076(3)
Income from operations                         67,343         57,021        104,953          43,359          10,016
Income (loss) before cumulative
  effect of change in accounting
  principle                                    30,514         21,886         51,187          18,324(4)       (6,548)(4)
Cumulative effect of change in
  accounting principle, net                         -              -          2,589(5)            -               -
Net income (loss)                              30,514         21,886         53,776          18,324          (6,548)
Net income (loss) before
  cumulative effect of change in
  accounting principle per share:
     Basic                                       0.41           0.30           0.74            0.28           (0.25)
     Diluted                                     0.41           0.30           0.73            0.28           (0.25)
Net income (loss) per share:
     Basic                                       0.41           0.30           0.78            0.28           (0.25)
     Diluted                                     0.41           0.30           0.77            0.28           (0.25)
Total assets                                  832,863        727,620        665,520         430,676         282,255
Long-term debt, less current portion          255,516        256,334        269,633         146,393         117,459
Stockholders' equity                          368,129        335,342        269,576         206,247         121,487

(1) In the year ended December 31, 2001, we made five acquisitions for $108 million in initial aggregate consideration, of which $2 million was paid with common stock. These acquisitions have been accounted for as purchases, and the results of operations have been included from the respective company's acquisition date.

(2) In the year ended December 31, 2000, we made six acquisitions for $42.5 million in initial aggregate cash consideration. These acquisitions have been accounted for as purchases, and the results of operations have been included from the respective company's acquisition date.

(3) On July 15, 1999, we acquired Cardinal through a stock for stock merger. The merger was accounted for as a reverse acquisition, which resulted in the adjustment of our net assets existing at the time of the merger to their estimated fair value as required by the rules of purchase accounting. Our operating results have been included from July 15, 1999. We made another acquisition in November 1999 for approximately $2.9 million in cash and 597,000 shares of our common stock that was accounted for as a purchase, and the results of operations have been included from the acquisition date.

(4) Income (loss) before cumulative effect of change in accounting principle has been restated for 2000 and 1999 to include losses due to a refinance of our indebtedness of $1.6 million (net of a $1.0 million income tax benefit) and $4.5 million (net of a $2.1 million income tax benefit), respectively. In accordance with Statement of Financial Accounting Standards No. 145 (FAS No. 145), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," we have reclassified these losses, as they are no longer considered extraordinary items.

(5) In 2001, we changed depreciation methods from the straight-line method to the units of production method on our liftboat fleet. The cumulative effect of this change in accounting principle on prior years resulted in an increase in net income of $2.6 million, net of income taxes of $1.7 million.

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

EXECUTIVE SUMMARY

We are a leading provider of specialized oilfield services and equipment focused on serving the production-related needs of oil and gas companies primarily operating in the Gulf of Mexico. We operate our businesses through four segments
- well intervention, marine, rental tools and other oilfield services. Although most of our revenue is derived from enhancing production from existing wells, a significant portion of our revenue from our rental tool businesses are derived from drilling-related activity.

We operate in highly competitive markets where revenue and earnings are driven by competitive pricing, changes in the level of customer spending on drilling and production-related projects, general economic conditions and governmental regulations. Most of our work is on a call-out basis, meaning projects are secured within days before commencing, and completed within a month. As a result, predicting revenue and earnings is difficult because backlog, or guaranteed future work, is not typical for the products and services we offer in the markets we compete. We believe the key differentiating factors in our industry are product and service quality; project management and coordination; availability and reliability of assets and personnel; health, safety and environmental standards; and price. Key business drivers include the Gulf of Mexico drilling rig count, oil and natural gas production levels; current and expected future energy prices, particularly natural gas prices; and customers' capital spending allocated for Gulf of Mexico drilling and production.

In 2003, we experienced revenue growth in three of our four business segments as compared to 2002. Revenue was a record $500.6 million and net income was $30.5 million, or $0.41 per share. Despite our record revenue, our core Gulf of Mexico market area experienced only a modest upturn in activity in 2003 over 2002. Although production-related activity slightly increased, the average number of drilling rigs working offshore in the Gulf of Mexico was 108 in 2003, down from an average of 113 rigs in 2002, further indicating that overall demand for oilfield services did not meaningfully recover during the year.

Energy producers continue to deploy the cash flows they reaped from high commodity prices to strengthen their balance sheets and improve their returns on capital. Although energy producers have historically reinvested the vast majority of their cash flows in further exploration and production opportunities, they now seem to be cutting back on these expenditures. They also seem to be reinvesting more of their cash flows into international opportunities rather than in the Gulf of Mexico market area.

We believe the shallow water Gulf of Mexico still has economically viable prospects, and much is being done to stimulate additional exploration and production, such as royalty relief for deep drilling on the U.S. continental shelf. We believe the Gulf of Mexico will see activity levels increase on a long-term basis as properties change owners from major integrated producers to independents, and as producers drill several deep water prospects. However, while activity levels remain relatively low, we have implemented two strategies to increase the utilization of our assets and enhance our earnings potential.

One of the strategies to enhance our financial performance is to acquire, manage and decommission mature properties in the shallow waters of the Gulf of Mexico. Our main objective in this new venture is to provide additional opportunities for our other well intervention services, as well as our platform management businesses. We will use our production-related services to enhance production and, at the end of a property's economic life, use our assets to plug wells and decommission properties. We will acquire older, more mature properties since they need many of the production-enhancement services we provide. By owning the properties, we can choose when we perform much of the work, helping to increase the utilization of our assets and services during seasonal downtime. We made our first acquisition of oil and gas properties in December 2003 and intend to acquire other mature properties.

Our second strategy is to grow our international business. We intend to accomplish this by seeking international expansion opportunities through both internal growth and possible strategic acquisitions. We have identified other markets that are similar to the Gulf of Mexico with many production-enhancement opportunities. Those markets include Mexico, the Middle East, West Africa and the North Sea, in addition to our locations in Australia, Eastern Canada, Trinidad and Venezuela.

In August 2003, we increased our international business by acquiring Premier Oilfield Services, a provider of rental tools based in Aberdeen, Scotland. Premier Oilfield Services has operations in various rental markets such as the North Sea, continental Europe, the Middle East and West Africa and will serve as a gateway to provide our other rental tools and production-related services to these markets.

We are also focusing on additional expansion within Mexico, Venezuela and Trinidad since we believe they offer the best opportunity to deploy most of our assets including liftboats, production-related services and rental tools. These markets are close to our core Gulf of Mexico market and are forecasted to have significant customer spending.

The discussion below gives a description of some of the drivers affecting the performance of each segment and highlights some of the main factors that impacted our performance in 2003. For additional industry segment financial information, see note 15 to our consolidated financial statements.

Well Intervention Segment

The well intervention segment consists of specialized down-hole services, which are both labor and equipment intensive. While our gross margin percentage tends to be fairly consistent, special projects such as well control can directly increase the gross margin percentage.

During 2003, we expanded our well intervention segment by forming a new subsidiary, SPN Resources, LLC, to acquire, manage and decommission mature properties in the shallow waters of the Gulf of Mexico. As previously mentioned, the main objective of this new venture is to provide additional opportunities for our other well intervention services, as well as our platform management businesses. We intend to increase the utilization of our well intervention services by deploying these services to our own properties during periods of downtime. Since our first acquisition did not occur until December, this expansion did not have a material financial impact on our 2003 operating results.

Marine Segment

Liftboats have relatively high operating leverage, meaning that costs are fairly fixed and, therefore, gross margins can change significantly from quarter-to-quarter and year-to-year based on dayrates and utilization levels.

In 2003, it was difficult for us to maintain steady liftboat utilization due to fluctuating customer demand and multiple weather disruptions in the Gulf of Mexico. The average utilization of our liftboat fleet did not exceed 70% for any quarter. Also, as the result of a tropical storm, one of our 200-foot class liftboats sank in the Gulf of Mexico on June 30, 2003. The vessel was declared a total loss, and we received $8 million of insurance proceeds for the vessel. We recorded a gain from the insurance proceeds of $2.8 million.

Rental Tools Segment

Over time, our rental tools segment has shown consistent gross margin percentages despite changing levels of industry demand. This has occurred because many of their costs of services vary directly with revenue. In addition, there tends to be little variation in pricing. As a result, changes in revenue are primarily a function of utilization. The rental of drill pipe in the deep water Gulf of Mexico is another factor driving the steady performance of this segment. Drilling-related projects in the deep water Gulf of Mexico market area typically last longer and are less impacted by changes in commodity prices and other factors impacting drilling activity in the shallow water Gulf of Mexico.

Despite a small decline in the Gulf of Mexico rig count, our rental tools revenue increased in 2003. This segment continued to expand internationally, primarily in Eastern Canada and Trinidad. The acquisition of Premier Oilfield Services, in Aberdeen, Scotland is serving to expand our rental tool operations in the North Sea, continental Europe, the Middle East and West Africa.

Other Oilfield Services Segment

Demand for our dockside vessel and tank cleaning and non-hazardous waste treatment businesses are primarily driven by drilling activity in the shallow water Gulf of Mexico, as reflected by the drilling rig count. Much of the cleaning and waste treatment is from residual waste created during the drilling process. Our platform and field management businesses are highly competitive and labor-intensive resulting in relatively low gross margins. Historically, the field management business has contributed the largest percentage of revenue to this segment, yielding gross margin percentages that have been lower than our other segments.

The other oilfield services segment benefited from sales of oil spill containment equipment early in 2003 as a result of a large oil spill off the coast of Spain. However, the decline in drilling in the Gulf of Mexico negatively impacted our environmental services, especially our non-hazardous oilfield waste treatment business.

In August 2003, we sold our construction and fabrication assets. While this sale has greatly reduced this segment's revenue, it has not had a material impact on the segment's earnings because, historically, it was a business with low gross margins.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 1 to our consolidated financial statements contains a description of the accounting policies used in the preparation of our financial statements. We evaluate our estimates on an ongoing basis, including those related to long-lived assets and goodwill, income taxes, allowance for doubtful accounts, self-insurance and oil and gas properties. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.

We believe the following critical accounting policies are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments.

Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. We record impairment losses on long-lived assets, including oil and gas properties, used in operations when the estimated cash flows to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization levels, operating performance, future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas and other factors. Our estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset's operating performance. If the sum of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The net carrying value of assets not fully recoverable is reduced to fair value. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. The oil and gas industry is cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges. During the year ended December 31, 2003, we did not record any impairment losses related to long-lived assets.

Goodwill. In assessing the recoverability of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions adversely change in the future, we may be required to record material impairment charges for these assets not previously recorded. We adopted Statement of Financial Accounting Standards No. 142 (FAS No. 142), "Goodwill and Other Intangible Assets," effective January 1, 2002. FAS No. 142 requires that goodwill as well as other intangible assets with indefinite lives no longer be amortized, but instead tested annually for impairment. We estimated the fair value of each of our reporting units (which are consistent with our reportable segments) using various cash flow and earnings projections. We then compared these fair value estimates to the determined carrying value of our reporting units. Based on this test, the fair value of the reporting units exceeded the carrying amount, and no impairment loss has been recognized. Our estimates of the fair value of these reporting units represent our best estimates based on industry trends and reference to market transactions. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events.

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

Oil and Gas Properties. Our subsidiary, SPN Resources, LLC, acquires mature oil and gas properties and assumes the related well abandonment and decommissioning liabilities. We estimate the third party market value (including an estimated profit) to plug and abandon wells, abandon the pipelines, decommission and remove the platforms and clear the sites, and use that estimate to record our proportionate share of the decommissioning liability. In estimating the decommissioning liabilities, we perform detailed estimating procedures, analysis and engineering studies. Whenever practical, we will utilize the services of our subsidiaries to perform well abandonment and decommissioning work. When these services are performed by our subsidiaries, all recorded intercompany revenues and expenses are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is completely abandoned. The liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the liability exceeds (or is less than) our out-of-pocket costs then the difference is reported as income (or loss) in the period in which the work is performed. We review the adequacy of our decommissioning liability whenever indicators suggest that the estimated cash flows underlying the liability have changed materially. The timing and amounts of these cash flows are subject to changes in the energy industry environment and may result in additional liabilities recorded, which in turn would increase the carrying values of the related properties. At December 31, 2003, the balance of our oil and gas properties was not significant at an estimated $5.5 million.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

For the year ended December 31, 2003, our revenues were $500.6 million resulting in net income of $30.5 million or $0.41 diluted earnings per share. For the year ended December 31, 2002, our revenues were $443.1 million and our net income was $21.9 million or $0.30 diluted earnings per share. Our increase in revenue and net income is the result of an overall increased demand for most of our services due to increased activity by our customers. The following discussion analyzes our operating results on a segment basis.

WELL INTERVENTION SEGMENT

Revenue for our well intervention segment was $188.0 million for the year ended December 31, 2003, as compared to $148.7 million for 2002. This segment's gross margin percentage increased slightly to 41% in the year ended December 31, 2003 from 37% in 2002. The increase in revenue and gross margin percentage is the result of increased demand for almost all of our services as production-related activity in the Gulf of Mexico increased. Our pumping and stimulation services benefited the most from the increased activity levels in the Gulf of Mexico while our hydraulic workover and well control services benefited from international activity.

MARINE SEGMENT

Our marine revenue for the year ended December 31, 2003 increased 4% over 2002 to $70.4 million. The fleet's average dayrate increased to approximately $6,300 in the year ended December 31, 2003 from approximately $5,850 in 2002, and the average utilization decreased to 66% for 2003 from 69% in 2002. The gross margin percentage for the year ended December 31, 2003 decreased to 29% from 34% in 2002. While revenues and the average dayrate increased because of additions of three larger liftboats to the fleet during 2002, a drop-off in utilization and the increased costs of the new liftboats resulted in a lower gross margin percentage. Increased costs, including maintenance and insurance, also contributed to the decline in gross margin percentage.

RENTAL TOOLS SEGMENT

Revenue for our rental tools segment for the year ended December 31, 2003 was $141.4 million, a 14% increase over 2002. The increase in this segment's revenue was primarily due to an increased demand for our expanded inventory of rental tool equipment and our geographic expansion. During 2003, revenue from international markets grew as we continue to diversify outside of the Gulf of Mexico market area. We acquired Premier Oilfield Services, an Aberdeen, Scotland-based provider of oilfield equipment rentals, in August 2003 to further this diversification. The gross margin percentage decreased slightly to 67% in 2003 from 69% in 2002 due primarily to a change in the mix of the demand for our rental tools.

OTHER OILFIELD SERVICES SEGMENT

Other oilfield services revenue for the year ended December 31, 2003 was $100.9 million, a 2% decrease over the $102.5 million in revenue in 2002. The gross margin percentage decreased slightly to 19% in 2003 from 20% in 2002. The lower revenue is attributable to a decrease in construction and fabrication revenue as the result of the sale of those assets in August 2003, which was partially offset by increases in revenue from our field management services, growth in our oilfield waste treatment business and higher sales of oil spill containment equipment. This segment's slightly lower gross margin percentage was due to additional costs associated with the sale of our construction and fabrication assets and the growth and expansion of our oilfield waste treatment business, which were partially offset by the increased sales of higher margin oil spill containment equipment.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $48.9 million in the year ended December 31, 2003 from $41.6 million in 2002. The increase resulted mostly from our larger asset base as a result of our capital expenditures during 2002 and 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $94.8 million for the year ended December 31, 2003 from $86.2 million in 2002. The increase is primarily the result of our internal growth and the acquisition of Premier Oilfield Services. However, general and administrative expenses as a percentage of revenue remained relatively unchanged at approximately 19% for both periods.

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

WELL INTERVENTION SEGMENT

Revenue for our well intervention segment was $148.7 million for the year ended December 31, 2002, 13% lower than the same period in 2001. This segment's gross margin decreased to 37% in the year ended December 31, 2002 from 44% in the year ended December 31, 2001. Demand and pricing decreased for almost all of our services as production-related activity decreased significantly.

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

LIQUIDITY AND CAPITAL RESOURCES

In the year ended December 31, 2003, we generated net cash from operating activities of $100.2 million. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $19.8 million at December 31, 2003 compared to $3.5 million at December 31, 2002.

We made $50.2 million of capital expenditures during the year ended December 31, 2003, of which approximately $29.1 million was used to expand and maintain our rental tool equipment inventory, approximately $8.8 million was used on facilities construction (including our facility in Broussard, Louisiana) and approximately $1.9 million was made in our marine segment. We also made $10.4 million of capital expenditures to expand and maintain the asset base of our well intervention group and other oilfield services group.

In August 2003, we acquired Premier Oilfield Services, an Aberdeen, Scotland-based provider of oilfield equipment rentals, in order to geographically expand our operations and the rental tools segment. We paid $3.4 million in cash consideration for Premier Oilfield Services, including transaction costs, and paid an additional $29.0 million to repay its existing debt, concurrently with the acquisition.

We have outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments, which commenced November 15, 2001 and continue through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur debt in addition to the senior notes in an amount equal to 30% of our net tangible assets, which was approximately $147 million at December 31, 2003. The indenture also contains covenants that restrict our ability to create certain liens, sell assets or enter into certain mergers or acquisitions.

We also have a bank credit facility, which was amended in August 2003. The amendment increased the balance of the term loans by $23 million to finance the acquisition of Premier Oilfield Services and extended the maturity date of the facility. At December 31, 2003, we had term loans in an aggregate amount of $50.7 million outstanding and a revolving credit facility of $75 million, none of which was outstanding. As of March 1, 2004, these balances were unchanged and the weighted average interest rate on amounts outstanding under the credit facility was 3.5% per annum. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our capital expenditures, our ability to pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

We have $19.0 million outstanding at December 31, 2003 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD) for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000, which began December 3, 2002, and matures on June 3, 2027. Our obligations are secured by mortgages on the two liftboats. In accordance with the agreement, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

The following table summarizes our contractual cash obligations and commercial commitments at December 31, 2003 (amounts in thousands) for our long-term debt and operating leases. We do not have any other material obligations or commitments.


Description                      2004         2005         2006         2007         2008      Thereafter
-----------                      ----         ----         ----         ----         ----      ----------
Long-term debt                 $ 14,210     $ 20,610      $ 7,810      $ 7,810      $ 4,310    $ 214,976
Operating leases                  4,275        2,796        1,879        1,359          641       12,423
                           ------------------------------------------------------------------------------
  Total                        $ 18,485     $ 23,406      $ 9,689      $ 9,169      $ 4,951    $ 227,399
                           ==============================================================================

We have no off-balance sheet arrangements other than our guarantee of the Lamb Energy Services credit facility (consisting of a $9 million term loan at December 31, 2003 and a $3 million revolving credit facility, $500,000 of which was outstanding as of December 31, 2003) and potential additional consideration that may be payable as a result of our acquisitions. Additional consideration is generally based on the acquired company's operating performance after the acquisition as measured by earnings before interest, income taxes, depreciation and amortization (EBITDA) and other adjustments intended to exclude extraordinary items. While the amounts of additional consideration payable depend upon the acquired company's operating performance and are difficult to predict accurately, as of December 31, 2003, the maximum additional consideration payable for the Company's remaining acquisitions will be approximately $16.1 million, which will be determined in the second quarter of 2004 and payable during the second half of 2004. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in our financial statements until the amounts are fixed and determinable. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. In the year ended December 31, 2003, we capitalized additional consideration of $22.7 million related to five of our acquisitions, of which $11.5 million was paid during 2003 and $11.2 million is expected to be paid in the first half of 2004.

We have identified capital expenditure projects that will require up to $50 million in 2004, exclusive of any acquisitions. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin Number 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the Financial Accounting Standards Board issued modifications to FIN 46 (FIN 46R), resulting in multiple effective dates based on the nature as well as the creation date of a Variable Interest Entity. We do not expect the adoption of FIN 46 or FIN 46R to have a significant effect on our financial position or results of operations.

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

Foreign Currency Exchange Rates

Because we operate in a number of countries throughout the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for most of our international operations is the U.S. dollar, but a portion of the revenues from our foreign operations is paid in foreign currencies. The effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations are also generally denominated in the same currency. The Company continually monitors the currency exchange risks associated with all contracts not denominated in the U.S. dollar. Any gains or losses associated with such fluctuations have not been material.

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

Interest Rates

On occasion, we use interest rate swap agreements to manage our interest rate exposure. Under interest rate swap agreements, we agree with other parties to exchange, at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. At December 31, 2001, we were party to an interest rate swap with an approximate notional amount of $1.8 million designed to convert a similar amount of variable-rate debt to fixed rates. The interest rate was 5.675%, and the swap matured in October 2002.

At December 31, 2003, $50.7 million of our long-term debt had variable interest rates. Based on debt outstanding at December 31, 2003, a 10% increase in variable interest rates would increase our interest expense in the year 2003 by approximately $178,000, while a 10% decrease would decrease our interest expense by approximately $178,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Independent Auditors' Report


The Board of Directors and Stockholders
Superior Energy Services, Inc.:

We have audited the consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2003. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule, "Valuation and Qualifying Accounts," for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Energy Services, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

                                                       KPMG LLP

New Orleans, Louisiana
March 4, 2004

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002
                        (in thousands, except share data)

                                                                                          2003              2002
                                                                                          ----              ----
ASSETS
Current assets:
  Cash and cash equivalents                                                        $      19,794     $       3,480
  Accounts receivable - net of allowance for doubtful
    accounts of $6,280 in 2003 and $4,617 in 2002                                        112,775           108,352
  Income taxes receivable                                                                      -             6,087
  Current portion of notes receivable                                                     19,212                 -
  Prepaid insurance and other                                                             14,059            11,663
                                                                                   -------------     -------------

        Total current assets                                                             165,840           129,582
                                                                                   -------------     -------------

Property, plant and equipment - net                                                      427,360           418,047
Goodwill - net                                                                           204,727           160,366
Notes receivable                                                                          15,145                 -
Investments in affiliates                                                                 13,224            12,343
Other assets - net                                                                         6,567             7,282
                                                                                   -------------     -------------

        Total assets                                                               $     832,863     $     727,620
                                                                                   =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                 $      20,817     $      21,010
  Accrued expenses                                                                        48,949            33,871
  Income taxes payable                                                                       138                 -
  Current portion of decommissioning liabilities                                          20,097                 -
  Current maturities of long-term debt                                                    14,210            13,730
                                                                                   -------------     -------------

        Total current liabilities                                                        104,211            68,611
                                                                                   -------------     -------------

Deferred income taxes                                                                     86,251            67,333
Decommissioning liabilities                                                               18,756                 -
Long-term debt                                                                           255,516           256,334

Stockholders' equity:
  Preferred stock of $.01 par value. Authorized,
    5,000,000 shares; none issued                                                              -                 -
  Common stock of $.001 par value. Authorized, 125,000,000
    shares; issued and outstanding 74,099,081 and 73,819,341
    at December 31, 2003 and 2002, respectively                                               74                74
  Additional paid-in capital                                                             370,798           368,746
  Accumulated other comprehensive income                                                     264                43
  Accumulated deficit                                                                     (3,007)          (33,521)
                                                                                   -------------     -------------

        Total stockholders' equity                                                       368,129           335,342
                                                                                   -------------     -------------

        Total liabilities and stockholders' equity                                 $     832,863     $     727,620
                                                                                   =============     =============

See accompanying notes to consolidated financial statements.

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years Ended December 31, 2003, 2002 and 2001
                      (in thousands, except per share data)

                                                                     2003              2002              2001
                                                                     ----              ----              ----

Revenues                                                       $     500,625     $     443,147     $     449,042
                                                               -------------     -------------     -------------

Costs and expenses:
  Cost of services                                                   289,607           258,334           237,355
  Depreciation and amortization                                       48,853            41,595            33,446
  General and administrative                                          94,822            86,197            73,288
                                                               -------------     -------------     -------------
     Total costs and expenses                                        433,282           386,126           344,089
                                                               -------------     -------------     -------------
Income from operations                                                67,343            57,021           104,953

Other income (expense):
  Interest expense, net of amounts capitalized                       (22,477)          (21,884)          (20,087)
  Interest income                                                        209               530             1,892
  Other income                                                         2,762                 -                 -
  Equity in earnings (loss) of affiliates                                985               (80)                -
                                                               -------------     -------------     -------------
Income before income taxes and cumulative effect of
  change in accounting principle                                      48,822            35,587            86,758

Income taxes                                                          18,308            13,701            35,571
                                                               -------------     -------------     -------------
Income before cumulative effect of change in
  accounting principle                                         $      30,514     $      21,886     $      51,187

Cumulative effect of change in accounting principle,
  net of income tax expense of $1,655                                      -                 -             2,589
                                                               -------------     -------------     -------------
Net income                                                     $      30,514     $      21,886     $      53,776
                                                               =============     =============     =============
Basic earnings per share:
  Earnings before cumulative effect of change in
    accounting principle                                       $        0.41     $        0.30     $        0.74
  Cumulative effect of change in accounting principle                      -                 -              0.04
                                                               -------------     -------------     -------------
  Earnings  per share                                          $        0.41     $        0.30     $        0.78
                                                               =============     =============     =============
Diluted earnings  per share:
  Earnings before cumulative effect of change in
    accounting principle                                       $        0.41     $        0.30     $        0.73
  Cumulative effect of change in accounting principle                      -                 -              0.04
                                                               -------------     -------------     -------------
  Earnings per share                                           $        0.41     $        0.30     $        0.77
                                                               =============     =============     =============

Weighted average common shares used in computing earnings per share:
    Basic                                                             73,970            72,912            68,545
    Incremental common shares from stock options                         678               960             1,047
                                                               -------------     -------------     -------------
    Diluted                                                           74,648            73,872            69,592
                                                               =============     =============     =============

See accompanying notes to consolidated financial statements.

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                  Years Ended December 31, 2003, 2002 and 2001
                        (in thousands, except share data)

                                                                                                            Accumulated
                                        Preferred                   Common                   Additional        other
                                          stock        Preferred    stock         Common      paid-in      comprehensive
                                          shares         stock      shares        stock       capital      income (loss)
                                       -----------------------------------------------------------------------------------
Balances, December 31, 2000                      -         $ -    67,803,304        $ 68     $ 315,304              $ 58

Comprehensive income:
  Net income                                     -           -             -           -             -                 -
  Other comprehensive loss -
    Foreign currency translation
      adjustment                                 -           -             -           -             -               (24)
    Unrealized loss on derivatives               -           -             -           -             -               (18)
                                       -----------------------------------------------------------------------------------
Total comprehensive income (loss)                -           -             -           -             -               (42)
Stock issued for acquisitions                    -           -       825,612           1         6,217                 -
Exercise of stock options and
  related tax benefit, net                       -           -       693,970           -         3,377                 -
                                       -----------------------------------------------------------------------------------
Balances, December 31, 2001                      -           -    69,322,886          69       324,898                16

Comprehensive income:
  Net income                                     -           -             -           -             -                 -
  Other comprehensive income -
    Foreign currency translation
      adjustment                                 -           -             -           -             -                 9
    Unrealized gain on derivatives               -           -             -           -             -                18
                                       -----------------------------------------------------------------------------------
Total comprehensive income                       -           -             -           -             -                27
Stock issued for cash                            -           -     4,197,500           4        38,832                 -
Exercise of stock options and
  related tax benefit, net                       -           -       298,955           1         5,016                 -
                                       -----------------------------------------------------------------------------------
Balances, December 31, 2002                      -           -    73,819,341          74       368,746                43

Comprehensive income:
  Net income                                     -           -             -           -             -                 -
  Other comprehensive income -
    Foreign currency translation
      adjustment                                 -           -             -           -             -               221
                                       -----------------------------------------------------------------------------------
Total comprehensive income                       -           -             -           -             -               221
Exercise of stock options and
  related tax benefit, net                       -           -       279,740           -         2,052                 -

                                       -----------------------------------------------------------------------------------
Balances, December 31, 2003                      -         $ -    74,099,081        $ 74     $ 370,798             $ 264
                                       ===================================================================================

                                                                     Accumulated
                                                                       deficit       Total
                                                                ---------------------------

Balances, December 31, 2000                                           $ (109,183) $ 206,247

Comprehensive income:
  Net income                                                              53,776     53,776
  Other comprehensive loss -
    Foreign currency translation
      adjustment                                                               -        (24)
    Unrealized loss on derivatives                                             -        (18)
                                                                ---------------------------
Total comprehensive income (loss)                                         53,776     53,734
Stock issued for acquisitions                                                  -      6,218
Exercise of stock options and
  related tax benefit, net                                                     -      3,377
                                                                ---------------------------
Balances, December 31, 2001                                              (55,407)   269,576

Comprehensive income:
  Net income                                                              21,886     21,886
  Other comprehensive income -
    Foreign currency translation
      adjustment                                                               -          9
    Unrealized gain on derivatives                                             -         18
                                                                ---------------------------
Total comprehensive income                                                21,886     21,913
Stock issued for cash                                                          -     38,836
Exercise of stock options and
  related tax benefit, net                                                     -      5,017
                                                                ---------------------------

Balances, December 31, 2002                                              (33,521)   335,342

Comprehensive income:
  Net income                                                              30,514     30,514
  Other comprehensive income -
    Foreign currency translation
      adjustment                                                               -        221
                                                                ---------------------------

Total comprehensive income                                                30,514     30,735
Exercise of stock options and
  related tax benefit, net                                                     -      2,052

                                                                ---------------------------
Balances, December 31, 2003                                             $ (3,007) $ 368,129
                                                                ===========================

See accompanying notes to consolidated financial statements.

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2003, 2002, and 2001
                                 (in thousands)

                                                                       2003             2002            2001
                                                                       ----             ----            ----
Cash flows from operating activities:
  Net income                                                     $     30,514     $     21,886    $     53,776
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                    48,853           41,595          33,446
      Deferred income taxes                                            15,183           17,669          25,865
      Equity in (earnings) loss of affiliates                            (985)              80               -
      Other income                                                     (2,762)               -               -
      Amortization of debt acquisition costs                            1,026            1,031           1,269
      Cumulative effect of change in accounting principle                   -                -          (2,589)
      Changes in operating assets and  liabilities,
         net of acquisitions:
          Accounts receivable                                             104            4,629         (22,248)
          Other - net                                                   1,773            2,467            (462)
          Accounts payable                                             (1,932)          (1,660)         (6,816)
          Accrued expenses                                              2,561           (7,466)         18,764
          Income taxes                                                  5,905            7,052         (11,656)
                                                                 ------------     ------------    ------------
          Net cash provided by operating activities                   100,240           87,283          89,349
                                                                 ------------     ------------    ------------
Cash flows from investing activities:
   Payments for purchases of property and equipment                   (50,175)        (104,452)        (83,863)
   Acquisitions of businesses, net of cash acquired                   (14,298)          (7,653)       (104,999)
   Cash proceeds from insurance settlement                              8,000                -               -
   Cash proceeds from asset disposition                                   313                -               -
   Increase in notes receivable                                             -                -          (3,849)
   Other                                                                    -                -           1,415
                                                                 ------------     ------------    ------------
          Net cash used in investing activities                       (56,160)        (112,105)       (191,296)
                                                                 ------------     ------------    ------------
Cash flows from financing activities:
  Net borrowings (payments) on revolving credit facility               (9,250)           1,550          (8,800)
  Proceeds from long-term debt                                         23,000           20,241         232,000
  Principal payments on long-term debt                                (43,089)         (39,582)       (118,345)
  Payment of debt acquisition costs                                      (479)          (1,529)         (6,770)
  Proceeds from exercise of stock options                               2,052            5,017           3,377
  Proceeds from issuance of  stock                                          -           38,836               -
                                                                 ------------     ------------    ------------
          Net cash provided by (used in) financing activities         (27,766)          24,533         101,462
                                                                 ------------     ------------    ------------
          Net increase (decrease) in cash and cash equivalents         16,314             (289)           (485)

Cash and cash equivalents at beginning of year                          3,480            3,769           4,254
                                                                 ------------     ------------    ------------
Cash and cash equivalents at end of year                         $     19,794     $      3,480    $      3,769
                                                                 ============     ============    ============

See accompanying notes to consolidated financial statements.

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2003, 2002, and 2001


(1)      Summary of Significant Accounting Policies

(a)      Basis of Presentation

         The consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the 2003 presentation.

(b)      Business

         The Company is a leading provider of specialized oilfield services and equipment focusing primarily on serving the production-related needs of oil and gas companies in the Gulf of Mexico. The Company provides most of the post wellhead products and services necessary to maintain offshore producing wells, as well as plug and abandonment services at the end of their life cycle. In recent years, the Company has expanded its geographic focus to include serving the production-related needs of oil and gas companies in select international market areas.

         In December 2003, the Company acquired oil and gas properties in order to provide additional opportunities for our well intervention and platform management businesses in the Gulf of Mexico. The Company intends to continue to acquire mature properties from its customers with modest amounts of estimated remaining productive life, to provide all of its services to the properties to produce any remaining proven oil and gas reserves and to decommission and abandon the properties. The Company does not intend to risk any capital by participating in exploratory drilling activities.

         A majority of the Company's business is conducted with major and independent oil and gas exploration companies. The Company continually evaluates the financial strength of its customers but does not require collateral to support the customer receivables.

         The Company's well intervention and marine services segments are contracted for specific projects on either a day rate or turnkey basis. Rental tools are leased to customers on an as-needed basis on a day rate basis. The Company derives a significant amount of its revenue from a small number of major and independent oil and gas companies. In 2003, 2002 and 2001, one customer accounted for approximately 11%, 12% and 12% of the Company's total revenue, respectively, primarily in the well intervention and other oilfield services segments. The inability of the Company to continue to perform services for a number of its large existing customers, if not offset by sales to new or existing customers, could have a material adverse effect on the Company's business and financial condition.

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

(d)      Cash Equivalents

         The Company considers all short-term deposits with a maturity of ninety days or less to be cash equivalents.

(e)      Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Most of our depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

         Buildings and improvements              15 to 30 years
         Marine vessels and equipment             5 to 25 years
         Machinery and equipment                  5 to 15 years
         Automobiles, trucks,
           tractors and trailers                  2 to 5 years
         Furniture and fixtures                   3 to 7 years

         Marine vessels and oil and gas producing assets are depreciated or depleted based on utilization or units of production, subject to a minimum amount, because depreciation and depletion occur primarily through use rather than through elapsed time.

         The Company capitalizes interest on borrowings used to finance the cost of major capital projects during the active construction period. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For 2003, 2002 and 2001, the Company capitalized approximately $87,000, $1,066,000 and $839,000, respectively, of interest for various capital expansion projects.

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

         The Company's subsidiary, SPN Resources, LLC acquires oil and natural gas properties and assumes the related well abandonment and decommissioning liabilities. The Company follows the successful efforts method of accounting for its investment in oil and natural gas properties. Under the successful efforts method, the costs of successful exploratory wells and leases are capitalized. Costs incurred to drill and equip developmental wells, including unsuccessful development wells are capitalized. Other costs such as geological and geophysical costs and the drilling costs of unsuccessful exploratory wells are expensed. SPN Resources' property purchases are recorded at the value exchanged at closing, combined with an estimate of its proportionate share of the decommissioning liability assumed in the purchase. All capitalized costs are accumulated and recorded separately for each field and allocated to leasehold costs and well costs. Leasehold costs are depleted on a unit of production basis based on the estimated remaining equivalent proved oil and gas reserves of each field. Well costs are depleted on a unit of production basis based on the estimated remaining equivalent proved producing oil and gas reserves of each field. Properties are assessed for impairment in value, with any impairment charged to expense, whenever indicators become evident.

(f)      Goodwill

         The Company adopted Statement of Financial Accounting Standards No. 142 (FAS No. 142), "Goodwill and Other Intangible Assets," effective January 1, 2002. FAS No. 142 requires that goodwill as well as other intangible assets with indefinite lives no longer be amortized, but instead tested annually for impairment. In conjunction with the adoption of Financial Accounting Standards No. 141 (FAS No. 141), "Business Combinations," goodwill was no longer amortized for any business combinations initiated or completed after June 30, 2001. In connection with FAS No. 142, the transitional goodwill impairment evaluation required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units (which are consistent with the Company's reportable segments) and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company then estimated the fair value of each reporting unit and compared it to the reporting unit's carrying value.

         Based on this test, the fair value of the reporting units exceeded the carrying amount, and the second step of the impairment test was not required. No impairment loss was recognized as the result of the adoption of FAS No. 142 or in the years ended December 31, 2003 or 2002.

         Prior to the adoption of FAS No. 142, the Company amortized goodwill using the straight-line method over a period not to exceed 30 years, and evaluated the recoverability of goodwill based on undiscounted estimates for cash flows in accordance with Statement of Financial Accounting Standards No. 121 (FAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accumulated amortization of goodwill is $9,151,000 at December 31, 2003 and 2002.

         The following table presents net income for each period exclusive of amortization expense recognized in such periods related to goodwill, which is no longer amortized as a result of the adoption of FAS No.
         142. Amounts are in thousands except per share information:

                                                                             Year Ended
                                                                            December 31,
                                                              -----------------------------------------
                                                                 2003           2002           2001
                                                              ------------   -----------    -----------
Income before cumulative effect of change
   in accounting principle, as reported                       $    30,514    $   21,886     $   51,187
Cumulative effect of change in accounting
  principle, net of income tax expense, as reported                     -             -          2,589
Goodwill amortization, net of income tax expense                        -             -          4,172
                                                              -----------    ----------     ----------
Net income, as adjusted                                           $30,514       $21,886        $57,948
                                                              ===========    ==========     ==========
Basic earnings per share:
  Earnings before cumulative effect of change
    in accounting principle, as reported                      $      0.41    $     0.30     $     0.74
  Cumulative effect of change in accounting principle,
    as reported                                                         -             -           0.04
  Goodwill amortization, net of income tax expense                      -             -           0.06
                                                              -----------    ----------     ----------
  Earnings per share, as adjusted                             $      0.41    $     0.30     $     0.84
                                                              ===========    ==========     ==========

Diluted earnings per share:
  Earnings before cumulative effect of change
    in accounting principle, as reported                      $      0.41    $     0.30     $     0.73
  Cumulative effect of change in accounting principle,
    as reported                                                         -             -           0.04
  Goodwill amortization, net of income tax expense                      -             -           0.06
                                                              -----------    ----------     ----------
  Earnings per share, as adjusted                             $      0.41    $     0.30     $     0.83
                                                              ===========    ==========     ==========
Weighted average common shares used in computing earnings per share:
    Basic                                                          73,970        72,912         68,545
                                                              ===========    ==========     ==========
    Diluted                                                        74,648        73,872         69,592
                                                              ===========    ==========     ==========

(g)      Other Assets

         Other assets consist primarily of debt acquisition costs. Debt acquisition costs are being amortized over the term of the related debt, which is from four to twenty years. The amortization of debt acquisition costs, which is classified as interest expense, was $1,026,000, $1,031,000, and $1,269,000 for the years ended December 31,
         2003, 2002 and 2001, respectively. Accumulated amortization of other assets is $3,074,000 and $2,756,000 at December 31, 2003 and 2002,
         respectively.

(h)      Decommissioning Liability

         The Company estimates the cost that would be incurred if it contracted an unaffiliated third party to plug and abandon wells, abandon the pipelines, decommission and remove the platforms and clear the sites, and uses that estimate to record its proportionate share of the decommissioning liability. In estimating the decommissioning liability, the Company performs detailed estimating procedures, analysis and engineering studies. Whenever practical, the Company utilizes its own equipment and labor services to perform well abandonment and decommissioning work. When the Company performs these services, all recorded intercompany revenues are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is completely abandoned. The recorded liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the recorded liability exceeds (or is less than) the Company's out-of-pocket costs, then the difference is reported as income (or loss) in the period in which the work is performed. The Company reviews the adequacy of its decommissioning liability whenever indicators suggest that the estimated cash flows needed to satisfy the liability have changed materially. The timing and amounts of these cash flows are estimates, and changes to these estimates may result in additional liabilities recorded, which in turn would increase the carrying values of the related oil and gas properties.

(i)      Revenue Recognition

         Revenue is recognized when services or equipment are provided. The Company contracts for marine, well intervention and environmental projects either on a day rate or turnkey basis, with a majority of its projects conducted on a day rate basis. The Company's rental tools are leased on a day rate basis, and revenue from the sale of equipment is recognized when the equipment is shipped. Reimbursements from customers for the cost of rental tools that are damaged or lost down hole are reflected as revenue at the time of the incident. The Company recognizes oil and gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells.

(j)      Income Taxes

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

(k)      Earnings per Share

         Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and the potential shares that would have a dilutive effect on earnings per share.

(l)      Financial Instruments

         The fair value of the Company's financial instruments of cash, accounts receivable and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company's long-term debt is approximately $270.5 million at December 31, 2003.

         On occasion, the Company uses interest rate swap agreements to manage its interest rate exposure. The Company specifically designates these agreements as cash flow hedges of debt instruments and recognizes interest differentials as adjustments to interest expense in the period the differentials occur. Under interest rate swap agreements, the Company agrees with other parties to exchange at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. No such agreements were outstanding at December 31, 2003.

(m)      Foreign Currency Translation

         Assets and liabilities of the Company's foreign subsidiaries are translated at current exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as the foreign currency translation component of accumulated other comprehensive income in stockholders' equity.

(n)      Stock Based Compensation

         The Company accounts for its stock based compensation under the principles prescribed by the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion No. 25). However, Statement of Financial Accounting Standards No. 123 (FAS No.
         123), "Accounting for Stock-Based Compensation" permits the continued use of the intrinsic-value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by FAS No. 123 had been applied. No stock based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by Statement of Financial Accounting Standards No. 148 (FAS No. 148), "Accounting for Stock Based Compensation - Transition and Disclosure", which amended FAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to a stock based employee compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years (amounts are in thousands, except per share amounts).

                                                                 2003           2002           2001
                                                             ------------   ------------  -------------

Net income, as reported                                      $    30,514    $    21,886   $     53,776
Stock-based employee compensation                                 (2,671)        (3,262)        (2,582)
  expense, net of tax
                                                             -----------    -----------   ------------
Pro forma net income                                         $    27,843    $    18,624   $     51,194
                                                             ===========    ===========   ============
Basic earnings per share:
  Earnings, as reported                                      $      0.41    $      0.30   $       0.78
  Stock-based employee compensation
    expense, net of tax                                            (0.04)         (0.04)         (0.03)
                                                             -----------    -----------   ------------
  Pro forma earnings per share                               $      0.37    $      0.26   $       0.75
                                                             ===========    ===========   ============
Diluted earnings per share:
  Earnings, as reported                                      $      0.41    $      0.30   $       0.77
  Stock-based employee compensation                                (0.04)         (0.05)         (0.03)
    expense, net of tax
                                                             -----------    -----------   ------------
  Pro forma earnings per share                               $      0.37    $      0.25   $       0.74
                                                             ===========    ===========   ============
Black-Scholes option pricing model assumptions:
  Risk free interest rate                                          2.65%          2.94%          4.50%
  Expected life (years)                                                3              3              3
  Volatility                                                      58.61%         85.48%         79.11%
  Dividend yield                                                       -              -              -

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

(3)      Supplemental Cash Flow Information (in thousands)


                                                   2003                2002                2001
                                               ------------        ------------        ------------

Cash paid for interest                         $     23,633        $     22,006        $     17,329
                                               ============        ============        ============
Cash paid (received) for income taxes          $     (4,125)       $    (15,224)       $     20,304
                                               ============        ============        ============

Details of acquisitions:
  Fair value of assets                         $     90,612        $     29,985        $    141,946
  Fair value of liabilities                         (74,779)            (22,093)            (26,957)
  Common stock issued                                    --                  --              (6,218)
                                               ------------        ------------        ------------
  Cash paid                                          15,833               7,892             108,771
  Less cash acquired                                 (1,535)               (239)             (3,772)
                                               ------------        ------------        ------------
    Net cash paid for acquisitions             $     14,298        $      7,653        $    104,999
                                               ============        ============        ============

Non-cash investing activity:
  Additional consideration payable
    on acquisitions                            $     11,263        $        660        $      3,750
                                               ============        ============        ============

  Note receivable from asset disposition       $        938        $         --        $         --
                                               ============        ============        ============


(4)      Other Income

As the result of a tropical storm, one of the Company's 200-foot class liftboats sank in the Gulf of Mexico on June 30, 2003. During the third quarter of 2003, the vessel was declared a total loss and the Company received $8 million of insurance proceeds for the vessel. As a result, the Company recorded a gain from the insurance proceeds of $2.8 million, which is included in other income in the year ended December 31, 2003.

(5)      Acquisitions and Dispositions

On August 15, 2003, the Company acquired Premier Oilfield Services, Ltd. (Premier), an Aberdeen, Scotland-based provider of oilfield equipment rentals, in order to geographically expand the Company's operations and the rental tool segment. The Company paid $3.4 million in cash consideration, including transaction costs, and an additional $29.0 million to repay its existing debt, concurrently with the acquisition. The acquisition has been accounted for as a purchase and the acquired assets and liabilities have been valued at their fair values. The Company has recorded approximately $21.6 million in goodwill related to this transaction. The results of operations of Premier have been included from the acquisition date. The pro forma effect of operations of the acquisition when included as of the beginning of the periods presented was not material to the Consolidated Statements of Operations of the Company.

On August 28, 2003, the Company sold its construction-related assets that were included in the other oilfield services segment for $1.25 million. The Company received $312,500 in cash for the sale and a note receivable for the remaining $937,500. There was no gain or loss recorded on the sale. These assets generated approximately $19.0 million, $25.8 million and $24.9 million of the Company's revenues in the years ended December 31, 2003, 2002 and 2001, respectively.

In December 2003, the Company acquired oil and gas properties in order to provide additional opportunities for its well intervention and platform management businesses. Under the terms of the transaction, the Company acquired the properties and assumed the decommissioning liability. The Company received a commitment from the seller towards the abandonment of the properties and will invoice the seller at agreed upon prices as the decommissionings (abandonment and structure removal) are completed. The Company recorded notes receivable of $33.4 million and a decommissioning liability of $38.9 million. Oil and gas producing assets were recorded at their estimated fair value of $5.5 million, approximating the value of the decommissioning liabilities assumed less amounts receivable.

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

Most of the Company's business acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies' respective average earnings before interest, income taxes, depreciation and amortization expense (EBITDA) over a three-year period from the respective date of acquisition. While the amounts of additional consideration payable depend upon the acquired company's operating performance and are difficult to predict accurately, the maximum additional consideration payable for the Company's remaining acquisitions will be approximately $16.1 million, which will be determined in the second quarter of 2004 and payable during the second half of 2004. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company's financial statements until the amounts are fixed and determinable. With the exception of the Company's guarantee of the Lamb Energy Services, L.L.C. (Lamb Energy) credit facility (see note 7 to the consolidated financial statements), the Company does not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. In the year ended December 31, 2003, the Company capitalized additional consideration of $22.7 million related to five of its acquisitions, of which $11.5 million was paid during 2003 and $11.2 million is expected to be paid in the first half of 2004.

(6)      Property, Plant and Equipment

A summary of property, plant and equipment at December 31, 2003 and 2002 (in thousands) is as follows:

                                                                  2003             2002
                                                                  ----             ----

Buildings and improvements                                  $     49,964     $     30,135
Marine vessels and equipment                                     188,056          191,848
Machinery and equipment                                          297,601          261,521
Oil and gas producing assets                                       5,468                -
Automobiles, trucks, tractors and trailers                        10,482           11,808
Furniture and fixtures                                             9,948            7,461
Construction-in-progress                                           2,594           14,116
Land                                                               6,148            4,778
                                                            ------------     ------------
                                                                 570,261          521,667
Accumulated depreciation                                        (142,901)        (103,620)
                                                            ------------     ------------

Property, plant and equipment, net                          $    427,360     $    418,047
                                                            ============     ============

Amounts of property, plant and equipment leased to third parties at December 31, 2003 and 2002 were not material.

(7)      Investments in Affiliates

In June 2002, the Company contributed a note receivable of $8.9 million and fixed assets with an approximate $2.6 million net book value to obtain a 54.3% equity ownership interest in Lamb Energy, a rental tool company. The Company is accounting for its investment under the equity method of accounting, as it does not have voting or operational control of Lamb Energy. Investments in affiliates also include a 50% ownership interest in a company that owns an airplane. The equity in income from these investments was approximately $985,000 for the year ended December 31, 2003 and a loss of approximately $80,000 for the year ended December 31, 2002. The summarized financial information of the aggregate of these entities is not material to the financial position or results of operations of the Company.

(8)      Debt

Long-Term Debt

The Company's long-term debt as of December 31, 2003 and 2002 consisted of the following (in thousands):

                                                                                 2003               2002
                                                                                 ----               ----
Senior Notes - interest payable semiannually
  at 8.875%,  due May 2011                                                    $ 200,000          $ 200,000
Term Loans - interest payable monthly at floating rate
  (3.51% at December 31, 2003), due in quarterly installments of $3.35 million through March 2005 then $1.75 million
   through June 2008 with $11.2 million due May 2005                             50,700             40,800
Revolver - interest payable monthly at floating rate,
  due in August 2006                                                                  -              9,250
U.S. Government guaranteed long-term financing - interest
  payable semianually at 6.45%, due in semiannual
  installments through June 2027                                                 19,026             19,836
Other installment notes payable                                                       -                178
                                                                              ---------          ---------
                                                                                269,726            270,064
Less current portion                                                             14,210             13,730
                                                                              ---------          ---------
Long-term debt                                                                $ 255,516          $ 256,334
                                                                              =========          =========

The Company has outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the notes requires semi-annual interest payments, on every November 15th and May 15th through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevents the Company from incurring additional debt, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.25 to 1, except that the Company may incur debt in addition to the senior notes in an amount equal to 30% of its net tangible assets as defined, which was approximately $147 million at December 31, 2003. The indenture also contains covenants that restrict the Company's ability to create certain liens, sell assets, or enter into certain mergers or acquisitions.

The Company also has a bank credit facility. In August 2003, the Company amended the facility to, among other things, increase the amount of the term loans by $23 million to finance the acquisition of Premier and extend the maturity date of the facility. At December 31, 2003, the Company has term loans in an aggregate amount of $50.7 million outstanding and a revolving credit facility of $75 million, none of which was outstanding. The term loans require principal payments of $3.4 million each quarter through March 31, 2005 and $1.8 million each quarter from June 30, 2005 through June 30, 2008. A lump sum payment of $11.2 million is due on May 2, 2005 and any balance outstanding on the revolving credit facility is due on August 13, 2006. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company's leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company's assets, including the pledge of the stock of the Company's principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company's capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, make changes to the Company's capital structure, create liens or incur additional indebtedness.

The Company has $19.0 million outstanding in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD) for two 245-foot class liftboats. The debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000, which began December 3, 2002, and matures on June 3, 2027. The Company's obligations are secured by mortgages on the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

The Company owns a 54.3% interest in Lamb Energy, which has a credit facility with a syndicate of banks that matures in 2005 consisting of a term loan in the amount of $9 million outstanding at December 31, 2003, and a revolving credit facility of $3 million, $500,000 of which was outstanding at December 31, 2003. The Company fully guarantees amounts due under the credit facility. The Company does not expect to incur any losses as a result of the guarantee.

Annual maturities of long-term debt for each of the five fiscal years following December 31, 2003 are as follows (in thousands):

        2004                                $  14,210
        2005                                   20,610
        2006                                    7,810
        2007                                    7,810
        2008                                    4,310
        Thereafter                            214,976
                                            ---------
    Total                                   $ 269,726
                                            =========

(9)      Income Taxes

The components of income tax expense, before the income tax effect of the extraordinary loss and cumulative effect of change in accounting principle, for the years ended December 31, 2003, 2001 and 2000 are as follows (in thousands):


                                                         2003               2002               2001
                                                         ----               ----               ----
Current
  Federal                                            $    515            $ (5,042)          $  9,706
  State                                                   245                 199                  -
  Foreign                                               2,365                 875                  -
                                                     --------            --------           --------
                                                        3,125              (3,968)             9,706
                                                     --------            --------           --------

Deferred
  Federal                                              14,561              16,801             22,991
  State                                                 1,220                 868              2,874
  Foreign                                                (598)                  -                  -
                                                     --------            --------           --------
                                                       15,183              17,669             25,865
                                                     --------            --------           --------
                                                     $ 18,308            $ 13,701           $ 35,571
                                                     ========            ========           ========

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes as follows (in thousands):

                                                         2003               2002               2001
                                                         ----               ----               ----
Computed expected tax expense                        $ 17,088            $ 12,456           $ 30,366
Increase resulting from:
      Goodwill amortization                               -                     -              1,306
      State and foreign income taxes                      478               1,068              1,808
      Other                                               742                 177              2,091
                                                     --------            --------           ---------
Income tax expense                                   $ 18,308            $ 13,701           $ 35,571
                                                     ========            ========           ========

The significant components of deferred income taxes at December 31, 2003 and 2002 are as follows (in thousands):

                                                                            2003               2002
                                                                            ----               ----
Deferred tax assets:
  Allowance for doubtful accounts                                     $           951    $         1,069
  Alternative minimum tax credit and net
    operating loss carryforward                                                15,481              7,696
  Other                                                                         2,184              1,096
                                                                      ---------------    ---------------
      Net deferred tax assets                                                  18,616              9,861
                                                                      ---------------    ---------------

Deferred tax liabilities:
  Property, plant and equipment                                                93,218             69,322
  Other                                                                        11,649              7,872
                                                                      ---------------    ---------------
     Deferred tax liabilities                                                 104,867             77,194
                                                                      ---------------    ---------------
     Net deferred tax liability                                       $        86,251    $        67,333
                                                                      ===============    ===============

There was no net change in the valuation allowance for the year ended December 31, 2003 and there was a decrease of $279,000 for the year ended December 31, 2002. The net deferred tax assets reflect management's estimate of the amount that will be realized from future profitability and the reversal of taxable temporary differences that can be predicted with reasonable certainty.

As of December 31, 2003, the Company had an estimated $17.2 million net operating loss to carryforward, which is available to reduce future Federal taxable income with expiration dates from 2008 through 2023, an estimated $2.8 million alternative minimum tax credit carryforward, and an estimated $1.9 million foreign tax credit carryforward with expiration dates from 2006 through 2008. The Company also had various state net operating loss carryforwards of an estimated $58 million with expiration dates through 2013.

(10)     Stockholders' Equity

In March 2002, the Company sold 4.2 million shares of common stock. The offering generated net proceeds to the Company of approximately $38.8 million.

The Company maintains various stock incentive plans, including the 2002 Stock Incentive Plan (2002 Incentive Plan), the 1999 Stock Incentive Plan (1999 Incentive Plan) and the 1995 Stock Incentive Plan (1995 Incentive Plan), as amended. These plans provide long-term incentives to the Company's key employees, including officers and directors, consultants and advisers to the Company (Eligible Participants). Under the 2002 Incentive Plan, the 1999 Incentive Plan and the 1995 Incentive Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, stock awards or any combination thereof to Eligible Participants for up to 1,400,000 shares, 5,929,327 shares and 1,900,000 shares, respectively, of the Company's common stock. The Compensation Committee of the Board of Directors establishes the term and the exercise price of any stock options granted under the 2002 Incentive Plan, provided the exercise price may not be less than the fair value of the common share on the date of grant. All of the Company's 1995 Stock Incentive Plan's options which have been granted are vested.

A summary of stock options granted under the incentive plans for the years ended December 31, 2003 and 2002 is as follows:

                                           2003                           2002                          2001
                                ---------------------------    ---------------------------   --------------------------
                                                 Weighted                       Weighted                      Weighted
                                  Number         Average         Number         Average          Number       Average
                                 of Share         Price         of Share         Price          of Share       Price
                                ------------   ------------    ------------  -------------   -------------  -----------
Outstanding at beginning
  of year                         5,518,516         $ 7.33       5,308,215         $ 7.05       4,334,363        $ 6.10
Granted                             538,000         $ 8.94         655,841         $ 9.39       1,917,500        $ 8.48
Exercised                          (271,913)        $ 6.72        (290,665)        $ 5.96        (690,648)       $ 5.38
Forfeited                          (156,603)        $ 7.00        (154,875)        $ 8.89        (253,000)       $ 6.18
                                ------------                   ------------                  -------------

Outstanding at end of year        5,628,000         $ 7.53       5,518,516         $ 7.33       5,308,215        $ 7.05
                                ============   ============    ============  =============   =============  ============

Exercisable at end of year        4,248,244         $ 7.08       3,509,008         $ 6.61       2,968,689        $ 6.15
                                ============   ============    ============  =============   =============  ============

Available for future grants       1,401,101                      1,782,498                        883,464
                                ============                   ============                  =============

Average fair value of grants
  during the year                                   $ 3.59                         $ 5.33                        $ 4.44
                                               ============                  =============                  ============

A summary of information regarding stock options outstanding at December 31, 2003 is as follows:

                          Options Outstanding                                   Options Exercisable
                    --------------------------------------------------    --------------------------------
   Range of                             Remaining         Weighted                            Weighted
   Exercise                            Contractual         Average                             Average
    Prices             Shares             Life              Price            Shares             Price
----------------------------------------------------------------------------------------------------------
$2.50 - $3.43             125,500         2-3 years        $ 2.91               125,500         $ 2.91
$4.75 - $5.75           1,827,517     0.5-5.5 years        $ 5.68             1,827,517         $ 5.68
$7.06 - $9.00           2,086,354       4-9.5 years        $ 7.91             1,371,803         $ 7.64
$9.25-$12.45            1,588,629     1.5-9.5 years        $ 9.51               923,424         $ 9.59

(11)     Profit-Sharing Plan

The Company maintains a defined contribution profit-sharing plan for employees who have satisfied minimum service and age requirements. Employees may contribute up to 50% of their earnings to the plans. The Company provides a discretionary match, not to exceed 5% of an employee's salary. The Company made contributions of approximately $1.6 million, $1.7 million, and $1.1 million in 2003, 2002 and 2001, respectively.

(12)     Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 (FAS No.
133), "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. The Company uses interest rate swap agreements to manage its interest rate exposure. Under interest rate swap agreements, the Company agrees with other parties to exchange at specific intervals, the difference between fixed-rate and variable-rate interest amounts calculated by reference to an agreed-upon notional principal amount. As of December 31, 2001, the Company was party to an interest rate swap with an approximate notional amount of $1.8 million designed to convert a similar amount of variable-rate debt to fixed rates. The interest rate was 5.675%, and the swap matured in October 2002.

The Company's interest rate swap qualified for cash flow hedge accounting treatment under FAS No. 133, whereby changes in fair value have been recognized in accumulated other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. The effect on the Company's earnings and other comprehensive income vary from period to period and will be dependent upon prevailing interest rates. During 2002 and 2001, losses of approximately $32,000 and $25,000, respectively, were transferred from accumulated other comprehensive income. At December 31, 2001, the Company recorded a payable of approximately $30,000 and a corresponding charge to accumulated other comprehensive loss of approximately $18,000, net of income tax. No such agreements were outstanding at December 31, 2003 or 2002.

(13)     Commitments and Contingencies

The Company leases certain office, service and assembly facilities under operating leases. The leases expire at various dates over the next several years. Total rent expense was approximately $2.3 million in 2003, $3.0 million in 2002, and $2.2 million in 2001. Future minimum lease payments under non-cancelable leases for the five years ending December 31, 2004 through 2008 and thereafter are as follows: $4,275,000, $2,796,000, $1,879,000, $1,359,000,
$641,000 and $12,423,000, respectively. Future minimum lease payments receivable under non-cancelable sub-leases for the five years ending December 31, 2004 through 2008 are as follows: $581,000, $576,000, $535,000, $472,000, and
$39,000, respectively.

From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(14)     Related Party Transactions

The Company provides field management and other services to an independent oil and gas exploration and production company, of which a member of the Company's Board of Directors is Chief Executive Officer. The Company billed this customer approximately $4 million in each of 2003, 2002 and 2001 on terms that the Company believes are customary in the industry. The Company expects to continue providing services to this customer.

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

(15)     Segment Information

Business Segments

The Company's reportable segments are as follows: well intervention, marine, rental tools, and other oilfield services. Each segment offers products and services within the oilfield services industry. The well intervention segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services, electric wireline services, hydraulic drilling and workover services, well control services and mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well. The well intervention segment also includes sales of oil and gas. The marine segment operates liftboats for oil and gas production facility maintenance, construction operations and platform removals, as well as production service activities. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The other oilfield services segment provides contract operations and maintenance services, interconnect piping services, sandblasting and painting maintenance services, transportation and logistics services, offshore oil and gas cleaning services, oilfield waste treatment services, dockside cleaning of items, including supply boats, cutting boxes, and process equipment, and manufactures and sells drilling instrumentation and oil spill containment equipment. All the segments operate primarily in the Gulf of Mexico.

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

Summarized financial information concerning the Company's segments as of December 31, 2003, 2002 and 2001 and for the years then ended is shown in the following tables (in thousands):

                                           Well                          Rental    Other Oilfield   Unallocated   Consolidated
2003                                   Intervention      Marine          Tools        Services         Amount          Total
----                                   ---------------------------------------------------------------------------------------
Identifiable assets                      $ 265,337      $ 181,752      $ 314,122      $  64,421      $ 7,231       $ 832,863
Capital expenditures                        15,248          2,043         30,192          2,692             -          50,175

Revenues                                 $ 188,012      $  70,370      $ 141,362      $ 100,881      $      -       $ 500,625
Costs of services                          111,661         50,314         46,119         81,513             -         289,607
Depreciation and amortization               12,362          6,665         25,696          4,130             -          48,853
General and administrative                  39,600          7,122         33,457         14,643             -          94,822
Operating income                            24,389          6,269         36,090            595             -          67,343
Interest expense                                 -              -              -              -       (22,477)        (22,477)
Interest income                                  -              -              -              -           209             209
Other income                                     -          2,762              -              -                         2,762
Equity in earnings of affiliates                 -              -            985              -             -             985
                                       ---------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                  $  24,389      $   9,031      $  37,075      $     595      $ (22,268)       $ 48,822
                                       =======================================================================================

                                           Well                          Rental    Other Oilfield   Unallocated   Consolidated
2002                                   Intervention      Marine          Tools        Services         Amount          Total
----                                   ---------------------------------------------------------------------------------------

Identifiable assets                      $ 199,084      $ 195,832      $ 261,341      $  63,491      $  7,872       $ 727,620
Capital expenditures                        18,058         38,833         41,931          5,630             -         104,452

Revenues                                 $ 148,670      $  67,884      $ 124,085      $ 102,508           $ -       $ 443,147
Costs of services                           93,474         44,648         38,375         81,837             -         258,334
Depreciation and amortization               10,625          6,764         19,822          4,384             -          41,595
General and administrative                  34,520          7,463         29,846         14,368             -          86,197
Operating income                            10,051          9,009         36,042          1,919             -          57,021
Interest expense                                 -              -              -              -       (21,884)        (21,884)
Interest income                                                                                           530             530
Equity in loss of affiliates                     -              -            (80)             -             -             (80)
                                       ---------------------------------------------------------------------------------------
Income (loss) before income
  taxes                                  $  10,051      $   9,009      $  35,962      $   1,919      $(21,354)       $ 35,587
                                       =======================================================================================

                                           Well                          Rental    Other Oilfield   Unallocated   Consolidated
2001                                   Intervention      Marine          Tools        Services         Amount          Total
----                                   ---------------------------------------------------------------------------------------

Identifiable assets                      $ 200,512      $ 165,057      $ 233,733       $ 58,775       $ 7,443       $ 665,520
Capital expenditures                        22,300         22,091         36,274          3,198             -          83,863

Revenues                                 $ 171,223      $  71,406      $ 121,742       $ 84,671           $ -       $ 449,042
Costs of services                           95,549         34,473         40,929         66,404             -         237,355
Depreciation and amortization                9,449          4,729         16,382          2,886             -          33,446
General and administrative                  29,521          6,134         26,883         10,750             -          73,288
Operating income                            36,704         26,070         37,548          4,631             -         104,953
Interest expense                                 -              -              -              -       (20,087)        (20,087)
Interest income                                  -              -              -              -         1,892           1,892
                                       ---------------------------------------------------------------------------------------
Income (loss) before income
  taxes and cumulative effect of
  change in accounting principle         $ 36,704       $ 26,070       $ 37,548        $ 4,631        $(18,195)       $ 86,758
                                       =======================================================================================

Geographic Segments

The Company attributes revenue to various countries based on the location of the where services are performed or the destination of the sale of products. Long-lived assets consist primarily of property, plant, and equipment and are attributed to various countries based on the physical location of the asset at a given fiscal year-end. The Company's information by geographic area is as follows (amounts in thousands):


                                   Revenues                        Long-Lived Assets
                     ------------------------------------        ----------------------
                           Years Ended December 31,                  December 31,
                      2003          2002         2001             2003         2002
                      ----          ----         ----             ----         ----

United States         $ 443,936    $ 404,295    $ 425,443        $ 400,600    $ 407,798
Other Countries          56,689       38,852       23,599           26,760       10,249
                      -----------------------------------        ----------------------
Total                 $ 500,625    $ 443,147    $ 449,042        $ 427,360    $ 418,047
                      ===================================        ======================

(16)     Interim Financial Information (Unaudited)

The following is a summary of consolidated interim financial information for the years ended December 31, 2003 and 2002 (amounts in thousands, except per share data):

                                                                      Three Months Ended
                                                       -----------------------------------------------
                                                       March 31     June 30      Sept. 30      Dec. 31
                                                       --------     -------      --------      -------
2003
----
Revenues                                                $ 123,195    $ 128,857     $ 128,316    $ 120,257
Gross profit                                               53,038       54,566        52,867       50,547
Net income                                                  7,507        8,328         8,826        5,853

Earnings per share:
    Basic                                               $    0.10    $    0.11     $    0.12    $    0.08
    Diluted                                                  0.10         0.11          0.12         0.08


                                                                      Three Months Ended
                                                       -----------------------------------------------
                                                       March 31     June 30      Sept. 30      Dec. 31
                                                       --------     -------      --------      -------
2002
----
Revenues                                                $ 104,826    $ 112,730     $ 107,213    $ 118,378
Gross profit                                               45,588       50,590        40,077       48,558
Net income                                                  5,825        8,505         1,946        5,610

Earnings per share:
    Basic                                               $    0.08    $    0.12     $    0.03    $    0.08
    Diluted                                                  0.08         0.11          0.03         0.08

(17)     Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin Number 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the Financial Accounting Standards Board issued modifications to FIN 46 (FIN 46R), resulting in multiple effective dates based on the nature as well as the creation date of a Variable Interest Entity. The Company does not expect the adoption of FIN 46 or FIN 46R to have a significant effect on its financial position or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13(a)-15(e) of the Securities Exchange Act of 1934. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that, as of December 31, 2003, our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There has been no change in our internal controls over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, such as this annual report, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

     The following financial statements are Included in Part II of this Report:

     Independent Auditors' Report
     Consolidated Balance Sheets - December 31, 2003 and 2002
     Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001
     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001
     Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
     Notes to Consolidated Financial Statements

(2)      Financial Statement Schedules

     Schedule II - Valuation and Qualifying accounts for the years ended December 31, 2003, 2002 and 2001

(3)      Exhibits

     The exhibits filed as part of this Form 10-K are listed on the Index to Exhibits immediately preceding such exhibits, which index is incorporated herein by reference.

(b)      Reports on Form 8-K

     On November 4, 2003, the Company filed a current report on Form 8-K reporting, under Item 5, the results for the third quarter ended September 30, 2003.

     On December 18, 2003, the Company filed a current report on Form 8-K reporting, under Item 5, that its subsidiary SPN Resources, LLC acquired oil and gas properties.

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


                                            SUPERIOR ENERGY SERVICES, INC.


                                            By:  /s/ Terence E. Hall
                                                -------------------------------
                                                Terence E. Hall
                                                Chairman of the Board,
                                                Chief Executive Officer and

President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                                   DATE
---------                                            -----                                   ----

/s/ Terence E. Hall                      Chairman of the Board,                           March 12, 2004
----------------------------------       Chief Executive Officer and President
     TERENCE E. HALL                     (Principal Executive Officer)

/s/ Robert S. Taylor                      Vice President and                              March 12, 2004
----------------------------------        Chief Financial Officer
     ROBERT S. TAYLOR                     (Principal Financial and Accounting Officer)


/s/ Richard A. Bachmann                              Director                             March 12, 2004
----------------------------------
     RICHARD A. BACHMANN


/s/ Enoch L. Dawkins                                 Director                             March 12, 2004
----------------------------------
     ENOCH L. DAWKINS


/s/ Joseph R. Edwards                                Director                             March 12, 2004
----------------------------------
     JOSEPH R. EDWARDS


/s/ Ben A. Guill                                     Director                             March 12, 2004
----------------------------------
     BEN A. GUILL


/s/ Richard A. Pattarozzi                            Director                             March 12, 2004
----------------------------------
     RICHARD A. PATTAROZZI


/s/ Justin L. Sullivan                               Director                             March 12, 2004
----------------------------------
     JUSTIN L. SULLIVAN

                 SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
            Schedule II Valuation and Qualifying Accounts Years Ended
                        December 31, 2003, 2002 and 2001
                                 (in thousands)

                                                                         Additions
                                                                ----------------------------
                                             Balance at the     Charged to                                        Balance
                                              beginning of      costs and     Balances from                    at the end
Description                                     the year        expenses      acquisitions     Deductions      of the year
-------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2003:
   Allowance for doubtful accounts               $ 4,617         $ 2,359          $    -        $    696         $ 6,280

Year ended December 31, 2002:
   Allowance for doubtful accounts               $ 4,057         $ 2,073           $ 133         $ 1,646         $ 4,617

Year ended December 31, 2001:
   Allowance for doubtful accounts               $ 2,292         $ 2,854             $ 3         $ 1,092         $ 4,057

INDEX TO EXHIBITS


Exhibit No.        DESCRIPTION                                                                   Seq. No.
----------         -----------                                                                   -------
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


Exhibit No.        DESCRIPTION                                                                   Seq. No.
----------         -----------                                                                   -------
10.3               Amended and Restated Credit Agreement dated as of August 13,
                   2003 among SESI, L.L.C., as borrower, Superior Energy
                   Services, Inc., as parent, Bank One, NA as agent, Wells Fargo
                   Bank Texas, N.A. as syndication agent, Whitney National Bank as documentation agent, and the lenders party thereto
                   (incorporated herein by reference to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended September 30,
                   2003).

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

10.7               Purchase Agreement, dated December 31, 2001 between SESI, L.L.C. and
                   Terence E. Hall (incorporated herein by reference to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 2001).

10.8               Superior Energy Services, Inc. Directors' Stock Plan dated April 30, 2000
                   (incorporated herein by reference to the Company's Annual Report on Form
                   10-K for the year ended December 31, 2002).

10.9*              Amended and Restated Superior Energy Services, Inc. 2002 Stock Incentive
                   Plan.

10.10              First Amendment to Stockholders' Agreement dated March 31,
                   2003 by and among Superior Energy Services, Inc., First
                   Reserve Fund VII, Limited Partnership, and First Reserve Fund
                   VIII, Limited Partnership (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

14.1               Code of business ethics and conduct.

21.1*              Subsidiaries of the Company.

23.1*              Consent of KPMG LLP.

31.1*              Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*              Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*              Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Exhibit No.        DESCRIPTION                                                                   Seq. No.
----------         -----------                                                                   -------
32.2*              Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herein