Form 10-Q
period 2004-03-31
SUPERIOR ENERGY SERVICES INC
filed 2004-05-07
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File No. 0-20310

SUPERIOR ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2379388 (I.R.S. Employer Identification No.)

1105 Peters Road Harvey, Louisiana (Address of principal executive offices)	70058 (Zip Code)

Registrant’s telephone number, including area code: (504) 362-4321

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No  ☐

     The number of shares of the registrant’s common stock outstanding on April 30, 2004 was 74,492,787.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended March 31, 2004

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Controls and Procedures	15
PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	16
Ex-31.1 Officer's Cert. Pursuant to Section 302
Ex-31.2 Officer's Cert. Pursuant to Section 302
Ex-32.1 Officer's Cert. Pursuant to Section 906
Ex-32.2 Officer's Cert. Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
(in thousands, except share data)

	3/31/04	12/31/03
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$15,241	$19,794
Accounts receivable — net	118,473	112,775
Current portion of notes receivable	16,143	19,212
Prepaid insurance and other	15,066	14,059

Total current assets	164,923	165,840

Property, plant and equipment — net	435,395	427,360
Goodwill — net	208,926	204,727
Notes receivable	25,817	15,145
Investments in affiliates	13,246	13,224
Other assets — net	6,890	6,567

Total assets	$855,197	$832,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,895	$20,817
Accrued expenses	49,131	48,949
Income taxes payable	189	138
Current portion of decommissioning liabilities	18,081	20,097
Current maturities of long-term debt	14,210	14,210

Total current liabilities	103,506	104,211

Deferred income taxes	89,576	86,251
Decommissioning liabilities	32,463	18,756
Long-term debt	252,166	255,516
Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 74,405,826 shares at March 31, 2004, and 74,099,081 at December 31, 2003	74	74
Additional paid in capital	373,163	370,798
Accumulated other comprehensive income	3,692	264
Retained earnings (accumulated deficit)	557	(3,007)

Total stockholders’ equity	377,486	368,129

Total liabilities and stockholders’ equity	$855,197	$832,863

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2004 and 2003
(in thousands, except per share data)
(unaudited)

	2004	2003
Revenues	$116,459	$123,195

Costs and expenses:
Cost of services	66,705	70,157
Depreciation, depletion, amortization and accretion	14,774	11,755
General and administrative	24,192	23,689

Total costs and expenses	105,671	105,601

Income from operations	10,788	17,594
Other income (expense):
Interest expense, net	(5,550)	(5,603)
Interest income	441	88
Equity in income of affiliates, net	23	127

Income before income taxes	5,702	12,206
Income taxes	2,138	4,699

Net income	$3,564	$7,507

Basic earnings per share	$0.05	$0.10

Diluted earnings per share	$0.05	$0.10

Weighted average common shares used in computing earnings per share:
Basic	74,213	73,826
Incremental common shares from stock options	748	769

Diluted	74,961	74,595

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2004 and 2003
(in thousands)
(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$3,564	$7,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	14,774	11,755
Deferred income taxes	942	6,027
Equity in income of affiliates, net	(23)	(127)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,162)	(1,700)
Other — net	445	(1,851)
Accounts payable	1,109	(4,183)
Accrued expenses	10,767	3,310
Decommissioning liabilities	(3,250)	—
Income taxes	41	(372)

Net cash provided by operating activities	26,207	20,366

Cash flows from investing activities:
Payments for purchases of property and equipment	(18,060)	(11,950)
Acquisitions of businesses, net of cash acquired	(11,771)	—

Net cash used in investing activities	(29,831)	(11,950)

Cash flows from financing activities:
Net payments on revolving credit facility	—	(3,250)
Principal payments on long-term debt	(3,350)	(3,211)
Proceeds from exercise of stock options	2,365	130

Net cash used in financing activities	(985)	(6,331)

Effect of exchange rate changes on cash	56	—

Net increase (decrease) in cash	(4,553)	2,085
Cash and cash equivalents at beginning of period	19,794	3,480

Cash and cash equivalents at end of period	$15,241	$5,565

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three Months Ended March 31, 2004 and 2003

(1) Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three months ended March 31, 2004 and 2003 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2004 presentation.

(2) Stock Based Compensation

The Company accounts for its stock based compensation under the principles prescribed by the Accounting Principles Board’s (Opinion No. 25), “Accounting for Stock Issued to Employees.” However, Statement of Financial Accounting Standards No. 123 (FAS No. 123), “Accounting for Stock-Based Compensation” permits the continued use of the intrinsic-value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by FAS No. 123 had been applied. No stock based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. As required by Statement of Financial Accounting Standards No. 148 (FAS No. 148), “Accounting for Stock Based Compensation — Transition and Disclosure,” which amended FAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock based employee compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years (amounts are in thousands, except per share amounts).

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$3,564	$7,507
Stock-based employee compensation expense, net of tax	(266)	(607)

Pro forma net income	$3,298	$6,900

Basic earnings per share:
Earnings, as reported	$0.05	$0.10
Stock-based employee compensation expense, net of tax	(0.01)	(0.01)

Pro forma earnings per share	$0.04	$0.09

Diluted earnings per share:
Earnings, as reported	$0.05	$0.10
Stock-based employee compensation expense, net of tax	(0.01)	(0.01)

Pro forma earnings per share	$0.04	$0.09

Black-Scholes option pricing model assumptions:
Risk free interest rate	*	2.60%
Expected life (years)	*	3
Volatility	*	58.71%
Dividend yield	*	—

(* There were no stock option grants during the three months ended March 31, 2004.)

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

(4) Business Combinations

On March 1, 2004, the Company acquired a business for $2.1 million in cash consideration to enhance the services offered by its well intervention segment. Additional consideration, if any, will be based upon the average earnings before interest, income taxes, depreciation and amortization expense (EBITDA) less certain adjustments of the business over a three-year period, and will not exceed $2.0 million. This acquisition has been accounted for as a purchase and the acquired assets and liabilities have been valued at their estimated fair market value. The purchase price preliminarily allocated to net assets was approximately $0.9 million, and the excess purchase price over the fair value of net assets of approximately $1.2 million was allocated to goodwill. The results of operations have been included from the acquisition date.

In the first quarter of 2004, the Company acquired additional oil and gas properties through the acquisition of interests in two offshore leases. Under the terms of the transactions, the Company acquired the properties and assumed the decommissioning liabilities. The Company received $1.0 million cash at closing and will invoice the sellers at agreed upon prices as the decommissioning activities (abandonment and structure removal) are completed. The Company preliminarily recorded notes receivable of $10.4 million and a decommissioning liability of $14.4 million. Oil and gas producing assets were recorded at their estimated fair value of $3.0 million.

Many of the Company’s business acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies’ respective average earnings before interest, income taxes, depreciation and amortization expense (EBITDA) over a three-year period from the respective date of acquisition. While the amounts of additional consideration payable depend upon the acquired company’s operating performance and are difficult to predict accurately, the maximum additional consideration payable for the Company’s prior acquisitions will be approximately $18.1 million, of which $16.1 million will be determined in the second quarter of 2004 and payable during the second half of 2004. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company’s financial statements until the amounts are fixed and determinable. With the exception of the Company’s guarantee of Lamb Energy Services, L.L.C.’s credit facility (see note 6 to the unaudited consolidated financial statements), the Company does not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. In the three months ended March 31, 2004, the Company paid additional consideration of $10.7 million as a result of a prior acquisition, which had been capitalized and accrued in 2003.

(5) Segment Information

Business Segments

The Company’s reportable segments are as follows: well intervention, marine, rental tools and other oilfield services. Each segment offers products and services within the oilfield services industry. The well intervention segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services, electric wireline services, hydraulic drilling and workover services, well control services, engineering support, technical analysis and mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well. The well intervention segment also acquires mature oil and gas properties through SPN Resources, L.L.C., and produces and sells oil and gas. The marine segment operates liftboats for oil and gas production facility maintenance, construction operations and platform removals, as well as production service activities. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The other oilfield services segment provides contract operations and maintenance services, transportation and logistics services, offshore oil and gas cleaning services, oilfield waste treatment services, dockside cleaning of items, including supply boats, cutting boxes, and process equipment, and manufactures and sells drilling instrumentation and oil spill containment equipment.

Summarized financial information concerning the Company’s segments for the three months ended March 31, 2004 and 2003 is shown in the following tables (in thousands):

Three Months Ended March 31, 2004

				Other
	Well		Rental	Oilfield	Unallocated	Consolidated
	Intervention	Marine	Tools	Services	Amount	Total
Revenues	$44,258	$13,611	$38,732	$19,858	$—	$116,459
Cost of services	25,334	11,629	12,613	17,129	—	66,705
Depreciation, depletion, amortization and accretion	4,705	1,723	7,417	929	—	14,774
General and administrative	9,825	1,385	9,578	3,404	—	24,192
Operating income	4,394	(1,126)	9,124	(1,604)	—	10,788
Interest expense, net	—	—	—	—	(5,550)	(5,550)
Interest income	—	—	—	—	441	441
Equity in income of affiliates, net	—	—	23	—	—	23

Income (loss) before income taxes	$4,394	$(1,126)	$9,147	$(1,604)	$(5,109)	$5,702

Three Months Ended March 31, 2003

				Other
	Well		Rental	Oilfield	Unallocated	Consolidated
	Intervention	Marine	Tools	Services	Amount	Total
Revenues	$41,399	$18,665	$34,600	$28,531	$—	$123,195
Cost of services	24,754	12,667	11,114	21,622	—	70,157
Depreciation, depletion, amortization and accretion	3,018	1,598	6,035	1,104	—	11,755
General and administrative	9,536	1,999	8,193	3,961	—	23,689
Operating income	4,091	2,401	9,258	1,844	—	17,594
Interest expense, net	—	—	—	—	(5,603)	(5,603)
Interest income	—	—	—	—	88	88
Equity in income of affiliates, net	—	—	127	—	—	127

Income (loss) before income taxes	$4,091	$2,401	$9,385	$1,844	$(5,515)	$12,206

Geographic Segments

The Company attributes revenue to countries based on the location of where services are performed or the destination of the sale of products. Long-lived assets consist primarily of property, plant, and equipment and are attributed to the United States or other countries based on the physical location of the asset at the end of a period. The Company’s information by geographic area is as follows (amounts in thousands):

	Revenues		Long-Lived Assets
	Three Months Ended March 31,		March 31,	December 31,
	2004	2003	2004	2003
United States	$101,099	$108,990	$404,516	$400,600
Other Countries	15,360	14,205	30,879	26,760

Total	$116,459	$123,195	$435,395	$427,360

(6) Debt

The Company has outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the notes requires semi-annual interest payments, on every May 15th and November 15th through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent the Company from incurring additional debt, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.25 to 1, except that the Company may incur additional debt in addition to the senior notes in an amount equal to 30% of its net tangible assets, which was approximately $153 million at March 31, 2004. The indenture also contains covenants that restrict the Company’s ability to create certain liens, sell assets or enter into certain mergers or acquisitions.

The Company also has a bank credit facility consisting of term loans in an aggregate amount of $47.4 million outstanding at March 31, 2004, and a revolving credit facility of $75 million, none of which was outstanding at March 31, 2004. The term loans require principal payments of $3.4 million each quarter through March 31, 2005 and $1.8 million each quarter from June 30, 2005 through June 30, 2008. A lump sum payment of $11.2 million is also due on May 2, 2005 and any balance outstanding on the revolving credit facility is due on August 13, 2006. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness.

The Company has $19.0 million outstanding in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (MARAD) for two 245-foot class liftboats. The debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000, on every June 3rd and December 3rd through June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

The Company owns a 54.3% interest in Lamb Energy Services, L.L.C., which has a credit facility with a syndicate of banks that matures in 2005 consisting of an $8 million term loan and a $3 million revolving credit facility, $500,000 of which was outstanding at March 31, 2004. The Company fully guarantees amounts due under the credit facility. The Company does not expect to incur any losses as a result of the guarantee.

(7) Commitments and Contingencies

From time to time, the Company is involved in litigation and other disputes arising out of operations in the normal course of business. In management’s opinion, the Company is not involved in any litigation or disputes, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(8) Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin Number 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the Financial Accounting Standards Board issued modifications to FIN 46 (FIN 46R), resulting in multiple effective dates based on the nature as well as the creation date of a Variable Interest Entity. The Company’s adoption of FIN 46R did not have a significant effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following management’s discussion and analysis of financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility of the oil and gas industry, including the level of offshore exploration, production and development activity; changes in competitive factors affecting our operations; risks associated with the acquisition of mature oil and gas properties, including estimates of recoverable reserves, future oil and gas prices and potential environmental and plugging and abandonment liabilities; seasonality of the offshore industry in the Gulf of Mexico; our dependence on key personnel and certain customers; risks of our growth strategy, including the risks of rapid growth and the risks inherent in acquiring businesses; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the effect on our performance of regulatory programs and environmental matters and risks associated with international expansion, including political and economic uncertainties. These and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2003. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.

Executive Summary

The market for production-related services and liftboats in the shallow water U.S Gulf of Mexico during the first quarter was very similar to what we experienced in the latter part of the fourth quarter: weak activity levels and generally poor weather conditions. Although both of these conditions are expected in the winter months, it appears that this year’s seasonal decline was more pronounced than in the past few years. For the quarter, revenues were $116.5 million resulting in net income of $3.6 million or $0.05 diluted earnings per share, as compared to revenues of $120.3 million resulting in net income of $5.9 million or $0.08 diluted earnings per share for the fourth quarter of 2003.

We benefited significantly during the first quarter of 2004 from the initial implementation of the strategy of our wholly-owned subsidiary, SPN Resources, LLC, to acquire mature oil and gas properties, to attempt to enhance production and to abandon wells and structures as required. Working on these wells using our bundled services concept increased the utilization of several of our liftboats and accompanying coiled tubing units, well service crews and equipment.

Following a poor performance with low utilization in January and February, our liftboat utilization showed some signs of improvement in March, as activity increased to the levels we experienced in October 2003. Our liftboat utilization was more than 70% in March, the first time we reached that level since October 2003. As a result of the performance early in the quarter, however, the marine segment showed a $1.1 million operating loss for the first quarter of 2004.

Our other oilfield services segment also reported a $1.6 million operating loss during the first quarter. Improvements in the performance of our environmental services from the fourth quarter of 2003 were offset by declines in the performance of our field management services.

We experienced revenue declines from most of our well intervention services as compared to the fourth quarter of 2003. However, revenue increased from our mechanical wireline business. During the first quarter, the number of jobs performed by this business unit increased by approximately 4% over the fourth quarter of 2003. Some of the projects were on high-pressure wells that command premium dayrates.

Our rental tools segment continued its strong performance despite low Gulf of Mexico drilling levels as we established a quarterly record for revenue. Also, our industrial services business that provides bolting, torque and on-site machining services to refineries saw activity sharply increase as a result of several refineries shutting down for maintenance projects.

As is typically the case, the Gulf of Mexico production-related service activity appears to be improving in April as weather improves and our traditional busy season begins. In the early part of the second quarter of 2004, indications are that utilization for larger liftboats, rental tools and several well intervention services are higher than the utilization in March, an indication that activity for most of our businesses is generally trending up. However, the market for our smaller and mid-sized liftboats remains highly competitive, impacting utilization and day rates.

Comparison of the Results of Operations for the Three Months Ended March 31, 2004 and 2003

The following table compares our operating results for the three months ended March 31, 2004 and 2003 (gross margin is calculated by subtracting cost of services from revenue for each of our four business segments).

	Revenue			Gross Margin
	2004	2003	Change	2004	%	2003	%	Change
Well Intervention	$44,258	$41,399	$2,859	$18,924	43%	$16,645	40%	$2,279
Marine	13,611	18,665	(5,054)	1,982	15%	5,998	32%	(4,016)
Rental Tools	38,732	34,600	4,132	26,119	67%	23,486	68%	2,633
Other Oilfield Services	19,858	28,531	(8,673)	2,729	14%	6,909	24%	(4,180)

Total	$116,459	$123,195	$(6,736)	$49,754	43%	$53,038	43%	$(3,284)

For the three months ended March 31, 2004, our revenues were $116.5 million resulting in net income of $3.6 million or $0.05 diluted earnings per share. For the three months ended March 31, 2003, revenues were $123.2 million and net income was $7.5 million or $0.10 diluted earnings per share. Our decrease in revenue and net income are primarily the result of lower production-related and liftboat activity levels in the shallow water in the Gulf of Mexico as compared to the first quarter of last year. This was partially offset by higher revenues and gross margin from our rental tools segment and the contribution of our new subsidiary SPN Resources. The following discussion analyzes our operating results on a segment basis.

Well Intervention Segment

Revenue for our well intervention segment was $44.3 million for the three months ended March 31, 2004, as compared to $41.4 million for the same period in 2003. This segment’s gross margin percentage increased to 43% in the three months ended March 31, 2004 from 40% for the same period in 2003. SPN Resources increased the utilization of the well intervention segment’s assets to enhance production and decommission properties. These activities helped to maintain utilization despite overall low activity with our traditional customer base. We also received our first full quarter of revenues from the production and sale of oil and gas. These new activities offset lower activity for almost all of our services, especially our well control services.

Marine Segment

Our marine revenue for the three months ended March 31, 2004 decreased 27% over the same period in 2003 to $13.6 million resulting in a $1.1 million operating loss. The gross margin percentage for the three months ended March 31, 2004 decreased to 15% from 32% for the same period in 2003. The fleet’s average dayrate decreased 13% to $5,699 in the first quarter of 2004 from $6,546 in the first quarter of 2003, and the average utilization decreased to 64% for the first quarter of 2004 from 67% in the same period in 2003. Lower utilization was due to weak demand that carried over from the fourth quarter of 2003 coupled with poor weather, which put pressure on dayrates.

Rental Tools Segment

Revenue for our rental tools segment for the three months ended March 31, 2004 was a record $38.7 million, a 12% increase over the same period in 2003. The increase in this segment’s revenue was primarily due to an increased demand for our expanded inventory of rental tool equipment and our continued international expansion, due primarily to the 2003 acquisition of Premier Oilfield Services. In addition, we benefited from increased bolting, torque and on-site machining work performed in several refineries that were shut down for maintenance and repair. The gross margin percentage remained relatively unchanged at 67% in the three months ended March 31, 2004 from 68% from the same period in 2003.

Other Oilfield Services Segment

Other oilfield services revenue for the three months ended March 31, 2004 was $19.9 million, a 30% decrease over the $28.5 million in revenue for the same period in 2003. The gross margin percentage decreased to 14% in the three months ended March 31, 2004 from 24% in the same period in 2003. The decreases in revenue and gross margin resulted in a $1.6 million operating loss for this segment. The lower revenue is primarily attributable to the sale of our construction and fabrication assets. The lower gross margin percentage is due to lower revenue for our oil spill response and field management businesses. In the first quarter of 2003, we sold a significant amount of oil spill response equipment in conjunction with a large oil spill in Spain.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $14.8 million in the three months ended March 31, 2004 from $11.8 million in the same period in 2003. The increase resulted mostly from our new operations of SPN Resources which now includes depletion of the oil and gas reserves and accretion of the decommissioning liabilities. The increase is also the result of our capital expenditures during 2003 and 2004.

General and Administrative

General and administrative expenses increased to $24.2 million for the three months ended March 31, 2004 from $23.7 million for the same period in 2003. The increase is primarily the result of acquisitions and our internal growth and expansion.

Liquidity and Capital Resources

In the three months ended March 31, 2004, we generated net cash from operating activities of $26.2 million. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $15.2 million at March 31, 2004 compared to $19.8 million at December 31, 2003.

We made $18.1 million of capital expenditures during the three months ended March 31, 2004, of which approximately $14.1 was used to expand and maintain our rental tool equipment inventory. We also made $2.5 million of capital expenditures to expand and maintain the asset base of our well intervention, marine and other oilfield services segments and $1.5 million on construction and improvements to our facilities. We currently believe that we will make approximately $32 million of capital expenditures, excluding acquisitions and targeted asset purchases, during the remaining nine months of 2004 primarily to further expand our rental tool asset base. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

We paid $11.8 million during the three months ended March 31, 2004 as a result of our acquisitions. We purchased a business and additional oil and gas properties for $1.1 million (net of $1.0 million cash received). We also paid additional consideration for a prior acquisition of $10.7 million, which was capitalized and accrued during 2003.

We have outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments on every May 15th and November 15th through the maturity date of May 15,

2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur debt in addition to the senior notes in an amount equal to 30% of our net tangible assets, which was approximately $153 million at March 31, 2004. The indenture also contains covenants that restrict our ability to create certain liens, sell assets or enter into certain mergers or acquisitions.

We also have a bank credit consisting of term loans in an aggregate amount of $47.4 million outstanding at March 31, 2004 and a revolving credit facility of $75 million, none of which was outstanding at March 31, 2004. As of April 30, 2004, these balances were unchanged and the weighted average interest rate on amounts outstanding under the credit facility was 3.5% per annum. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our capital expenditures, our ability to pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

We have $19.0 million outstanding at March 31, 2004 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936 which is administered by the Maritime Administration (MARAD) for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through June 3, 2027. Our obligations are secured by mortgages on the two liftboats. In accordance with the agreement, we are required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

The following table summarizes our contractual cash obligations and commercial commitments at March 31, 2004 (amounts in thousands) for our long-term debt (excluding interest payments), decommissioning liabilities and operating leases. The decommissioning liability amounts do not give any effect to our contractual right to receive amounts from third parties when decommissioning operations are performed. We do not have any other material obligations or commitments.

	Remaining
	Nine
	Months
Description	2004	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$14,210	$19,010	$7,810	$7,810	$2,560	$810	$214,166
Decommissioning liabilities	18,081	951	11,357	16,289	—	460	3,406
Operating leases	3,614	2,907	1,894	1,281	619	438	13,026

Total	$35,905	$22,868	$21,061	$25,380	$3,179	$1,708	$230,598

We have no off-balance sheet arrangements other than our guarantee of the Lamb Energy Services credit facility (consisting of an $8 million term loan at March 31, 2004 and a $3 million revolving credit facility, $500,000 of which was outstanding at March 31, 2004) and potential additional consideration that may be payable as a result of our acquisitions. Additional consideration is generally based on the acquired company’s operating performance after the acquisition as measured by earnings before interest, income taxes, depreciation and amortization (EBITDA) and other adjustments intended to exclude extraordinary items. While the amounts of additional consideration payable depend upon the acquired company’s operating performance and are difficult to predict accurately, the maximum additional consideration payable for the Company’s remaining acquisitions will be approximately $18.1 million, of which $16.1 million will be determined in the second quarter of 2004 and payable during the second half of 2004. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company’s financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin Number 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the Financial Accounting Standards Board issued modifications to FIN 46 (FIN 46R), resulting in multiple effective dates based on the nature as well as the creation date of a Variable Interest Entity. The adoption of FIN 46R did not have a significant effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in our market risks since the year ended December 31, 2003. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, based on the evaluation conducted by our chief financial officer and chief executive officer, they have concluded that our disclosure controls and procedures (as defined in rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective and designed to alert them to material information relating to the Company.

There were no material changes to the Company’s system of internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect those internal controls subsequent to the date of our most recent evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed with this Form 10-Q:

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended March 31, 2004:

On March 4, 2004, the Company filed a current report on Form 8-K reporting, under item 5, the announcement of earnings for the fourth quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date: May 7, 2004	By: /s/ Robert S. Taylor

Robert S. Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.