Form 10-Q
period 2004-06-30
SUPERIOR ENERGY SERVICES INC
filed 2004-08-06
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
☐	OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From .........to.............

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

The number of shares of the registrant’s common stock outstanding on July 30, 2004 was 74,640,262.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended June 30, 2004

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
First Amend.to Amended Credit Agreement
Officer's Certification Pursuant to Section 302
Officer's Certification Pursuant to Section 302
Officer's Certification Pursuant to Section 906
Officer's Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
(in thousands, excepts share data)

	6/30/04	12/31/03
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$15,482	$19,794
Accounts receivable — net	121,103	112,775
Current portion of notes receivable	14,320	19,212
Prepaid insurance and other	19,165	14,059

Total current assets	170,070	165,840

Property, plant and equipment — net	431,914	427,360
Goodwill — net	224,472	204,727
Notes receivable	26,066	15,145
Investments in affiliates	13,528	13,224
Other assets — net	6,662	6,567

Total assets	$872,712	$832,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,489	$20,817
Accrued expenses	62,177	48,949
Income taxes payable	541	138
Current portion of decommissioning liabilities	16,292	20,097
Current maturities of long-term debt	11,810	14,210

Total current liabilities	110,309	104,211

Deferred income taxes	92,503	86,251
Decommissioning liabilities	32,785	18,756
Long-term debt	250,811	255,516
Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 74,499,578 shares at June 30, 2004, and 74,099,081 at December 31, 2003	75	74
Additional paid in capital	374,066	370,798
Accumulated other comprehensive income	2,892	264
Retained earnings (accumulated deficit)	9,271	(3,007)

Total stockholders’ equity	386,304	368,129

Total liabilities and stockholders’ equity	$872,712	$832,863

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2004 and 2003
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	2004	2003	2004	2003
Revenues	$137,545	$128,857	$254,004	$252,052

Costs and expenses:
Cost of services	77,144	74,291	143,849	144,448
Depreciation, depletion, amortization and accretion	15,877	12,072	30,651	23,827
General and administrative	25,796	23,689	49,988	47,378

Total costs and expenses	118,817	110,052	224,488	215,653

Income from operations	18,728	18,805	29,516	36,399
Other income (expense):
Interest expense, net	(5,523)	(5,571)	(11,073)	(11,174)
Interest income	457	4	898	92
Equity in income of affiliates, net	281	305	304	432

Income before income taxes	13,943	13,543	19,645	25,749
Income taxes	5,229	5,215	7,367	9,914

Net income	$8,714	$8,328	$12,278	$15,835

Basic earnings per share	$0.12	$0.11	$0.17	$0.21

Diluted earnings per share	$0.12	$0.11	$0.16	$0.21

Weighted average common shares used in computing earnings per share:
Basic	74,471	73,936	74,342	73,882
Incremental common shares from stock options	727	1,188	723	960

Diluted	75,198	75,124	75,065	74,842

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2004 and 2003
(in thousands)
(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$12,278	$15,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	30,651	23,827
Deferred income taxes	4,334	8,492
Equity in income of affiliates, net	(304)	(432)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(2,435)	(5,522)
Other — net	(2,938)	(479)
Accounts payable	(1,293)	(4,833)
Accrued expenses	8,356	4,244
Decommissioning liabilities	(5,250)	—
Income taxes	400	7,133

Net cash provided by operating activities	43,799	48,265

Cash flows from investing activities:
Payments for purchases of property and equipment	(32,488)	(22,236)
Acquisitions of businesses, net of cash acquired	(11,794)	(2,929)

Net cash used in investing activities	(44,282)	(25,165)

Cash flows from financing activities:
Net payments on revolving credit facility	—	(9,250)
Principal payments on long-term debt	(7,105)	(6,817)
Proceeds from exercise of stock options	3,269	1,479

Net cash used in financing activities	(3,836)	(14,588)

Effect of exchange rate changes on cash	7	—

Net increase (decrease) in cash	(4,312)	8,512
Cash and cash equivalents at beginning of period	19,794	3,480

Cash and cash equivalents at end of period	$15,482	$11,992

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Six Months Ended June 30, 2004 and 2003

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

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and six months ended June 30, 2004 and 2003 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2004 presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$8,714	$8,328	$12,278	$15,835
Stock-based employee compensation expense, net of tax	(267)	(678)	(534)	(1,285)

Pro forma net income	$8,447	$7,650	$11,744	$14,550

Basic earnings per share:
Earnings, as reported	$0.12	$0.11	$0.17	$0.21
Stock-based employee compensation expense, net of tax	(0.01)	(0.01)	(0.01)	(0.02)

Pro forma earnings per share	$0.11	$0.10	$0.16	$0.19

Diluted earnings per share:
Earnings, as reported	$0.12	$0.11	$0.16	$0.21
Stock-based employee compensation expense, net of tax	(0.01)	(0.01)	(0.01)	(0.02)

Pro forma earnings per share	$0.11	$0.10	$0.15	$0.19

Black-Scholes option pricing model assumptions:
Risk free interest rate	*	2.42%	*	2.58%
Expected life (years)	*	4	*	3
Volatility	*	58.02%	*	58.63%
Dividend yield	*	—	*	—

(* There were no stock option grants during the three or six months ended June 30, 2004.)

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

(4) Business Combinations

On March 1, 2004, the Company acquired a business for $2.1 million in cash consideration in order to enhance the services offered by its well intervention segment. Additional consideration, if any, will be based upon the average earnings before interest, income taxes, depreciation and amortization expense (EBITDA) less certain adjustments of the business over a three-year period, and will not exceed $2.0 million. This acquisition has been accounted for as a purchase and the acquired assets and liabilities have been valued at their estimated fair value. The purchase price preliminarily allocated to net assets was approximately $0.9 million, and the excess purchase price over the fair value of net assets of approximately $1.2 million was allocated to goodwill. The results of operations have been included from the acquisition date.

In the first quarter of 2004, the Company’s wholly-owned subsidiary, SPN Resources, L.L.C., acquired additional oil and gas properties through the acquisition of interests in three offshore Gulf of Mexico leases. Under the terms of the transactions, the Company acquired the properties and assumed the decommissioning liabilities. The Company received $1.0 million cash at closing and will invoice the sellers at agreed upon prices as the decommissioning activities (abandonment and structure removal) are completed. The Company preliminarily recorded notes receivable of $10.4 million and a decommissioning liability of $14.4 million. Oil and gas producing assets were recorded at their estimated fair value of $3.0 million.

Many of the Company’s business acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies’ respective average earnings before interest, income taxes, depreciation and amortization expense (EBITDA) over a three-year period from the respective date of acquisition. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. In the six months ended June 30, 2004, the Company paid additional consideration of $10.7 million as a result of a prior acquisition, which had been capitalized and accrued in 2003. The Company also capitalized additional consideration of $16.3 million, which will be paid in the second half of 2004, as a result of prior acquisitions. While the amounts of additional consideration payable depend upon the acquired company’s operating performance and are difficult to predict accurately, the maximum additional consideration payable for the Company’s prior acquisitions will be approximately $2.0 million, which will be determined and payable in 2007. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company’s financial statements until the amounts are fixed and determinable. With the exception of the Company’s guarantee of Lamb Energy Services, L.L.C.’s credit facility (see note 6 to the unaudited consolidated financial statements), the Company does not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements.

Subsequent Event

In July 2004, the Company’s subsidiary, SPN Resources, L.L.C., acquired additional oil and gas properties through the acquisition of nine offshore leases. Under the terms of the transaction, the Company acquired the properties and assumed the related decommissioning liabilities, which have a present value of approximately $40 million. The Company paid $12.9 million in cash and will pay an additional $2.7 million upon the transfer of the remaining assets, which is expected to occur during the third quarter of 2004.

(5) Segment Information

Business Segments

The Company’s reportable segments are as follows: well intervention, marine, rental tools and other oilfield services. Each segment offers products and services within the oilfield services industry. The well intervention segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services, electric wireline services, hydraulic drilling and workover services, well control services, engineering support, technical analysis and mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well. The well intervention segment also acquires mature oil and gas properties through SPN Resources, L.L.C. and produces and sells oil and gas. The marine segment operates liftboats for production service activities, as well as oil and gas production facility maintenance, construction operations and platform removal. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The other oilfield services segment provides contract operations and maintenance services, transportation and logistics services, offshore oil and gas cleaning services, oilfield waste treatment services, dockside cleaning of items, including supply boats, cutting boxes, and process equipment, and manufactures and sells drilling instrumentation and oil spill containment equipment.

Summarized financial information concerning the Company’s segments for the three and six months ended June 30, 2004 and 2003 is shown in the following tables (in thousands):

Three Months Ended June 30, 2004

				Other
	Well		Rental	Oilfield	Unallocated	Consolidated
	Intervention	Marine	Tools	Services	Amount	Total
Revenues	$53,153	$17,692	$43,831	$22,869	$—	$137,545
Cost of services	32,369	12,660	14,156	17,959	—	77,144
Depreciation, depletion, amortization and accretion	5,261	1,831	7,820	965	—	15,877
General and administrative	10,111	1,870	10,117	3,698	—	25,796
Operating income	5,412	1,331	11,738	247	—	18,728
Interest expense, net	—	—	—	—	(5,523)	(5,523)
Interest income	—	—	—	—	457	457
Equity in income of affiliates, net	—	—	281	—	—	281

Income (loss) before income taxes	$5,412	$1,331	$12,019	$247	$(5,066)	$13,943

Three Months Ended June 30, 2003

				Other
	Well		Rental	Oilfield	Unallocated	Consolidated
	Intervention	Marine	Tools	Services	Amount	Total
Revenues	$46,416	$18,487	$36,396	$27,558	$—	$128,857
Cost of services	28,329	12,667	11,382	21,913	—	74,291
Depreciation, depletion, amortization and accretion	3,012	1,684	6,269	1,107	—	12,072
General and administrative	9,724	1,921	8,312	3,732	—	23,689
Operating income	5,351	2,215	10,433	806	—	18,805
Interest expense, net	—	—	—	—	(5,571)	(5,571)
Interest income	—	—	—	—	4	4
Equity in income of affiliates, net	—	—	305	—	—	305

Income (loss) before income taxes	$5,351	$2,215	$10,738	$806	$(5,567)	$13,543

Six Months Ended June 30, 2004

				Other
	Well		Rental	Oilfield	Unallocated	Consolidated
	Intervention	Marine	Tools	Services	Amount	Total
Revenues	$97,411	$31,303	$82,563	$42,727	$—	$254,004
Cost of services	57,703	24,289	26,769	35,088	—	143,849
Depreciation, depletion, amortization and accretion	9,966	3,554	15,237	1,894	—	30,651
General and administrative	19,936	3,255	19,695	7,102	—	49,988
Operating income (loss)	9,806	205	20,862	(1,357)	—	29,516
Interest expense, net	—	—	—	—	(11,073)	(11,073)
Interest income	—	—	—	—	898	898
Equity in income of affiliates, net	—	—	304	—	—	304

Income (loss) before income taxes	$9,806	$205	$21,166	$(1,357)	$(10,175)	$19,645

Six Months Ended June 30, 2003

				Other
	Well		Rental	Oilfield	Unallocated	Consolidated
	Intervention	Marine	Tools	Services	Amount	Total
Revenues	$87,815	$37,152	$70,996	$56,089	$—	$252,052
Cost of services	53,083	25,334	22,496	43,535	—	144,448
Depreciation, depletion, amortization and accretion	6,030	3,282	12,304	2,211	—	23,827
General and administrative	19,260	3,920	16,505	7,693	—	47,378
Operating income	9,442	4,616	19,691	2,650	—	36,399
Interest expense, net	—	—	—	—	(11,174)	(11,174)
Interest income	—	—	—	—	92	92
Equity in income of affiliates, net	—	—	432	—	—	432

Income (loss) before income taxes	$9,442	$4,616	$20,123	$2,650	$(11,082)	$25,749

Geographic Segments

The Company attributes revenue to countries based on the location where services are performed or the destination of the sale of products. Long-lived assets consist primarily of property, plant and equipment and are attributed to the United States or other countries based on the physical location of the asset at the end of a period. The Company’s information by geographic area is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
United States	$116,280	$113,643	$217,379	$222,633
Other Countries	21,265	15,214	36,625	29,419

Total	$137,545	$128,857	$254,004	$252,052

	June 30,	December 31,
	2004	2003
Long-Lived Assets:
United States	$398,179	$400,600
Other Countries	33,735	26,760

Total	$431,914	$427,360

(6) Debt

The Company has outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the notes requires semi-annual interest payments, on every May 15th and November 15th through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent the Company from incurring additional debt, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.25 to 1, except that the Company may incur additional debt in addition to the senior notes in an amount equal to 30% of its net tangible assets, which was approximately $152 million at June 30, 2004. The indenture also contains covenants that restrict the Company’s ability to create certain liens, sell assets or enter into certain mergers or acquisitions.

The Company also has a bank credit facility consisting of term loans in an aggregate amount of $44.0 million outstanding at June 30, 2004, and a revolving credit facility of $75 million, none of which was outstanding at June 30, 2004. The credit facility was amended effective June 30, 2004, to extend the maturity date of one of the term loans. As amended, the term loans require principal payments of $2.8 million each quarter through June 30, 2008.

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

The Company has $18.6 million outstanding in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. The debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000, on every June 3rd and December 3rd through June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that the Company comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

The Company owns a 54.3% interest in Lamb Energy Services, L.L.C., which has a credit facility with a syndicate of banks that matures in 2005 consisting of an $7 million term loan and a $3 million revolving credit facility, $1.5 million of which was outstanding at June 30, 2004. The Company fully guarantees amounts due under the credit facility. The Company does not expect to incur any losses as a result of the guarantee.

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

Executive Summary

We experienced better financial performance in the second quarter of 2004 as compared to the first quarter of 2004 as we entered our traditional busy season for production-related projects in the shallow water Gulf of Mexico. Improving weather and higher customer demand combined to more than double our net income from first quarter levels. We saw meaningful increases in well intervention, rental tools and liftboat activity.

As compared to the second quarter of 2003, net income increased 5%. In our traditional core businesses, activity levels were similar to those experienced in the second quarter of 2003. Well intervention activity was basically unchanged from year ago levels with slight changes in our business mix. For instance, increases in coiled tubing, pumping and stimulation, hydraulic workover and plug and abandonment work were offset by decreases in well control and electric wireline activity. Although revenue and earnings from oil and gas production and from decommissioning work on properties owned by our wholly-owned subsidiary, SPN Resources, L.L.C., during the second quarter of 2004 were not significant, we expect the contribution from these will continue to grow following the closing of our acquisition of the South Pass 60 Field in the shallow water Gulf of Mexico. Our strategy is to perform the majority of decommissioning work for SPN Resources during the first and fourth quarters, which are our seasonally slower periods.

In the marine segment, our liftboat utilization was 76%, the highest quarterly utilization since the fourth quarter of 2002. However, our average day rate was well below second quarter 2003 levels. This is due in part to the dynamics of the liftboat business. Typically, when demand improves, utilization will increase before dayrates rise, and when demand falls, utilization will decrease before dayrates drop. In the second quarter of 2003, demand was dropping as reflected in an average liftboat utilization of 66%, but average dayrates were still relatively strong at $6,430 per day. However, in the second quarter of 2004, demand was increasing after bottoming early in the first quarter, but not enough to drive better pricing. As a result, utilization was strong but the average dayrate was $5,730, only slightly better than the first quarter.

Another factor contributing to the lower dayrates as compared to the second quarter of 2003 was due to shipyard downtime for one of the Company’s 245-foot class liftboats for leg repairs.

Most of our production-related business and assets come from the well intervention and marine segments. As a result, these segments are highly dependent on shallow water Gulf of Mexico activity. Over time, as major integrated producers have reduced their shallow water Gulf of Mexico exposure, independent producers have become increasingly important customers of these segments. This trend continued in the second quarter of 2004, as independent producers represented an increasingly larger share of our production-related work in both dollars and percentage of revenues. We expect this trend to continue as major producers continue to divest shallow water Gulf of Mexico properties.

In our rental tools segment, we set another quarterly record for revenues and operating income as we continued to expand internationally. Almost half of the $7.4 million revenue increase from the second quarter of last year is attributable to our acquisition of Premier Oilfield Services in August 2003. We also benefited from rentals and sales of stabilizers as well as rentals of drill pipe.

Comparison of the Results of Operations for the Three Months Ended June 30, 2004 and 2003

The following table compares our operating results for the three months ended June 30, 2004 and 2003 (gross margin is calculated by subtracting cost of services from revenue for each of our four business segments).

	Revenue			Gross Margin
	2004	2003	Change	2004	%	2003	%	Change
Well Intervention	$53,153	$46,416	$6,737	$20,784	39%	$18,087	39%	$2,697
Marine	17,692	18,487	(795)	5,032	28%	5,820	31%	(788)
Rental Tools	43,831	36,396	7,435	29,675	68%	25,014	69%	4,661
Other Oilfield Services	22,869	27,558	(4,689)	4,910	21%	5,645	20%	(735)

Total	$137,545	$128,857	$8,688	$60,401	44%	$54,566	42%	$5,835

For the three months ended June 30, 2004, our revenues were $137.5 million, resulting in net income of $8.7 million or $0.12 diluted earnings per share. For the three months ended June 30, 2003, revenues were $128.9 million and net income was $8.3 million or $0.11 diluted earnings per share. We experienced higher revenue and gross margin in our rental and well intervention segments while revenue and gross margin were lower for our marine and other oilfield services segments.

Well Intervention Segment

Revenue for our well intervention segment was $53.2 million for the three months ended June 30, 2004, as compared to $46.4 million for the same period in 2003. This segment’s gross margin percentage remained unchanged at 39% for the three months ended June 30, 2004 and 2003. Higher revenue for coiled tubing, pumping and stimulation, hydraulic workover and plug and abandonment services were offset by decreases in well control and electric wireline service revenue. Although the contribution to earnings was not significant, we received revenue from the production and sale of oil and gas in the second quarter of 2004, while we did not have any oil and gas operations in the second quarter of 2003.

Marine Segment

Our marine segment revenue for the three months ended June 30, 2004 decreased 4% over the same period in 2003 to $17.7 million. The gross margin percentage for the three months ended June 30, 2004 decreased to 28% from 31% for the same period in 2003. The fleet’s average dayrate decreased 11% to $5,730 in the second quarter of 2004 from $6,430 in the second quarter of 2003, however, average utilization increased to 76% for the second quarter of 2004 from 66% in the same period in 2003.

Rental Tools Segment

Revenue for our rental tools segment for the three months ended June 30, 2004 was a record $43.8 million, a 20% increase over the same period in 2003. The increase in this segment’s revenue was primarily due to an increased demand for our expanded inventory of rental tool equipment and our continued international expansion, due primarily to the 2003 acquisition of Premier Oilfield Services. The gross margin percentage remained relatively unchanged at 68% in the three months ended June 30, 2004 from 69% from the same period in 2003.

Other Oilfield Services Segment

Other oilfield services revenue for the three months ended June 30, 2004 was $22.9 million, a 17% decrease over the $27.6 million in revenue for the same period in 2003. The gross margin percentage increased slightly to 21% in the three months ended June 30, 2004 from 20% in the same period in 2003. The lower revenue is primarily attributable to the sale of our construction and fabrication assets.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $15.9 million in the three months ended June 30, 2004 from $12.1 million in the same period in 2003. The increase resulted mostly from the oil and gas production of SPN Resources as a result of depletion of oil and gas reserves and accretion of decommissioning liabilities. The increase is also the result of our capital expenditures during 2003 and 2004.

General and Administrative

General and administrative expenses increased to $25.8 million for the three months ended June 30, 2004 from $23.7 million for the same period in 2003. The increase is primarily the result of our acquisitions, internal growth and international expansion.

Comparison of the Results of Operations for the Six Months Ended June 30, 2004 and 2003

The following table compares our operating results for the six months ended June 30, 2004 and 2003 (gross margin is calculated by subtracting cost of services from revenue for each of our four business segments).

	Revenue			Gross Margin
	2004	2003	Change	2004	%	2003	%	Change
Well Intervention	$97,411	$87,815	$9,596	$39,708	41%	$34,732	40%	$4,976
Marine	31,303	37,152	(5,849)	7,014	22%	11,818	32%	(4,804)
Rental Tools	82,563	70,996	11,567	55,794	68%	48,500	68%	7,294
Other Oilfield Services	42,727	56,089	(13,362)	7,639	18%	12,554	22%	(4,915)

Total	$254,004	$252,052	$1,952	$110,155	43%	$107,604	43%	$2,551

For the six months ended June 30, 2004, our revenues were $254.0 million resulting in net income of $12.3 million or $0.16 diluted earnings per share. For the six months ended June 30, 2003, revenues were $252.1 million and net income was $15.8 million or $0.21 diluted earnings per share. We experienced higher revenues from our rental tools and well intervention segments. However, we experienced declines in the performance of our marine and other oilfield services segments. The following discussion analyzes our operating results on a segment basis.

Well Intervention Segment

Revenue for our well intervention segment was $97.4 million for the six months ended June 30, 2004, as compared to $87.8 million for the same period in 2003. This segment’s gross margin percentage increased to 41% in the six months ended June 30, 2004 from 40% for the same period in 2003. We experienced increased demand for our hydraulic workover and mechanical wireline services, which helped to offset the decline in our well control and electric wireline services. Although the contribution to earnings was not significant, we received revenue from the production and sale of oil and gas in the six months ended June 30, 2004, while we did not have any oil and gas operations in the same period of 2003.

Marine Segment

Our marine segment revenue for the six months ended June 30, 2004 decreased 16% over the same period in 2003 to $31.3 million. The gross margin percentage for the six months ended June 30, 2004 decreased to 22% from 32% for the same period in 2003. The fleet’s average dayrate decreased 12% to $5,720 in the six months ended June 30, 2004 from $6,490 in the same period of 2003, but average utilization increased to 70% for the six months ended June 30, 2004 from 66% in the same period in 2003.

Rental Tools Segment

Revenue for our rental tools segment for the six months ended June 30, 2004 was $82.6 million, a 16% increase over the same period in 2003. The increase in this segment’s revenue was primarily due to an increased demand for our expanded inventory of rental tool equipment and our continued international expansion, due primarily to the 2003 acquisition of Premier Oilfield Services. In addition, we benefited from increased bolting, torque and on-site machining work and increased rentals of stabilizers and housing units. The gross margin percentage remained unchanged at 68% in the six months ended June 30, 2004 and 2003.

Other Oilfield Services Segment

Other oilfield services revenue for the six months ended June 30, 2004 was $42.7 million, a 24% decrease over the $56.1 million in revenue for the same period in 2003. The gross margin percentage decreased to 18% in the six months ended June 30, 2004 from 22% in the same period in 2003. The decreases in revenue and gross margin resulted in a $1.4 million operating loss for this segment. The lower revenue is primarily attributable to the sale of our construction and fabrication assets. The lower gross margin percentage is due to lower revenue for our oil spill response and field management businesses. In the six months ended June 30, 2003, we sold a significant amount of oil spill response equipment in conjunction with a large oil spill in Spain.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $30.7 million in the six months ended June 30, 2004 from $23.8 million in the same period in 2003. The increase resulted mostly from the oil and gas production of SPN Resources as a result of depletion of oil and gas reserves and accretion of decommissioning liabilities. The increase is also the result of our capital expenditures during 2003 and 2004.

General and Administrative

General and administrative expenses increased to $50.0 million for the six months ended June 30, 2004 from $47.4 million for the same period in 2003. The increase is primarily the result of our acquisitions, internal growth and international expansion.

Liquidity and Capital Resources

In the six months ended June 30, 2004, we generated net cash from operating activities of $43.8 million. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $15.5 million at June 30, 2004 compared to $19.8 million at December 31, 2003.

We made $32.5 million of capital expenditures during the six months ended June 30, 2004, of which approximately $22 million was used to expand and maintain our rental tool equipment inventory. We also made $7.5 million of capital expenditures to expand and maintain the asset base of our well intervention, marine and other oilfield services segments and $3 million on construction and improvements to our facilities. We currently believe that we will make approximately $20 million of capital expenditures, excluding acquisitions and targeted asset purchases, during the remaining six months of 2004 primarily to further expand our rental tool asset base. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

We paid $11.8 million during the six months ended June 30, 2004 as a result of our acquisitions. We purchased a business and additional oil and gas properties for $1.1 million (net of $1.0 million cash received). We also paid additional consideration for a prior acquisition of $10.7 million, which was earned, capitalized and accrued during 2003, and we capitalized additional consideration of $16.3 million for two prior acquisitions, which will be paid in the second half of 2004.

In July 2004, our subsidiary, SPN Resources, L.L.C., acquired additional oil and gas properties through the acquisition of nine offshore leases. Under the terms of the transaction, we acquired the properties and assumed the related decommissioning liabilities, which have a present value of approximately $40 million. We paid $12.9 million in cash and will pay an additional $2.7 million upon the transfer of the remaining assets, which is expected to occur during the third quarter of 2004.

We have outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments on every May 15th and November 15th through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur debt in addition to the senior notes in an amount equal to 30% of our net tangible assets, which was approximately $152 million at June 30, 2004. The indenture also contains covenants that restrict our ability to create certain liens, sell assets or enter into certain mergers or acquisitions.

We also have a bank credit consisting of term loans in an aggregate amount of $44.0 million outstanding at June 30, 2004 and a revolving credit facility of $75 million, none of which was outstanding at June 30, 2004. We amended the credit facility effective June 30, 2004 to extend the maturity date of one of the term loans. As of July 30, 2004, these balances were unchanged and the weighted average interest rate on amounts outstanding under the credit facility was 4.2% per annum. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our capital expenditures, our ability to pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

We have $18.6 million outstanding at June 30, 2004 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

The following table summarizes our contractual cash obligations and commercial commitments at June 30, 2004 (amounts in thousands) for our long-term debt (excluding interest payments), decommissioning liabilities and operating leases. The decommissioning liability amounts do not give any effect to our contractual right to receive amounts from third parties when decommissioning operations are performed. We do not have any other material obligations or commitments.

	Remaining
	Six Months
Description	2004	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$5,905	$11,810	$11,810	$11,810	$6,310	$810	$214,166
Decommissioning liabilities	5,649	11,604	11,469	16,450	—	464	3,441
Operating leases	2,328	3,363	2,330	1,677	788	477	12,897

Total	$13,882	$26,777	$25,609	$29,937	$7,098	$1,751	$230,504

We have no off-balance sheet arrangements other than our guarantee of the Lamb Energy Services credit facility (consisting of a $7 million term loan at June 30, 2004 and a $3 million revolving credit facility, $1.5 million of which was outstanding at June 30, 2004) and potential additional consideration that may be payable as a result of our acquisitions. While the amounts of additional consideration payable depend upon the acquired company’s operating performance and are difficult to predict accurately, the maximum additional consideration payable for the Company’s remaining acquisitions will be approximately $2 million, which will be determined and payable in 2007. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company’s financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.

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

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our chief financial officer and chief executive officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective and designed to alert them to material information relating to the Company.

There were no material changes to the Company’s system of internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect those internal controls subsequent to the date of the most recent evaluation by our chief financial officer and chief executive officer.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

(a)	The annual meeting of our stockholders was held on May 25, 2004.

(b)	At the annual meeting, the stockholders elected Richard A. Bachmann, Enoch L. Dawkins, Joseph R. Edwards, Ben A. Guill, Terence E. Hall, Richard A. Pattarozzi and Justin L. Sullivan to serve as directors until the next annual meeting of stockholders.

(c)	At the annual meeting, our stockholders:

(i)	Elected seven directors with the following number of votes cast for and withheld from such nominees:

Director	For	Withheld
Richard A. Bachmann	63,912,075	8,258,206
Enoch L. Dawkins	66,113,585	6,056,696
Joseph R. Edwards	64,946,815	7,223,466
Ben A. Guill	64,608,234	7,562,047
Terence E. Hall	65,608,715	6,561,566
Richard A. Pattarozzi	65,265,885	6,904,396
Justin L. Sullivan	65,531,685	6,638,596

(ii)	Approved the 2004 Directors Restricted Stock Units Plan. The number of votes cast for and against this proposal, as well as the number of abstentions and non-votes, is as follows:

For	Against	Abstentions	Non-Votes
52,718,037	5,071,305	40,680	14,340,259

(iii)	Ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004. The number of votes cast for and against this proposal, as well as the number of abstentions, is as follows:

For	Against	Abstentions
70,986,593	1,178,788	4,900

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed with this Form 10-Q:

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.1	Superior Energy Services, Inc. 2004 Directors Restricted Stock Units Plan (incorporated herein by reference to the Company’s Definitive Proxy Statement in conjunction with its 2004 Annual Meeting of Stockholders).

10.2	First Amendment to Amended and Restated Credit Agreement among SESI, L.L.C., Superior Energy Services, Inc., Bank One, N.A., Wells Fargo Bank, N.A., Whitney National Bank and the lenders party thereto, dated as of June 30, 2004.

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

On April 30, 2004, the Company filed a current report on Form 8-K reporting, under item 5, the announcement of earnings for the first quarter ended March 31, 2004.

On May 5, 2004, the Company filed a current report on Form 8-K reporting, under item 5, the announcement that two stockholders had sold common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date: August 6, 2004	By: /s/ Robert S. Taylor

Robert S. Taylor
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.1	Superior Energy Services, Inc. 2004 Directors Restricted Stock Units Plan (incorporated herein by reference to the Company’s Definitive Proxy Statement in conjunction with its 2004 Annual Meeting of Stockholders).

10.2	First Amendment to Amended and Restated Credit Agreement among SESI, L.L.C., Superior Energy Services, Inc., Bank One, N.A., Wells Fargo Bank, N.A., Whitney National Bank and the lenders party thereto, dated as of June 30, 2004.

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

On April 30, 2004, the Company filed a current report on Form 8-K reporting, under item 5, the announcement of earnings for the first quarter ended March 31, 2004.

On May 5, 2004, the Company filed a current report on Form 8-K reporting, under item 5, the announcement that two stockholders had sold common stock.