Form 10-Q
period 2004-09-30
SUPERIOR ENERGY SERVICES INC
filed 2004-11-08
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to

Commission File No. 0-20310

SUPERIOR ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2379388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1105 Peters Road
Harvey, Louisiana	70058
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (504) 362-4321

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares of the registrant’s common stock outstanding on November 3, 2004 was 76,604,396.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended September 30, 2004

		Page
PART I	FINANCIAL INFORMATION

Item 1. Financial Statements		3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		14
Item 3. Quantitative and Qualitative Disclosures about Market Risk		20
Item 4. Controls and Procedures		20

PART II	OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K		21
Officer's Certification pursuant to Section 302
Officer's Certification pursuant to Section 302
Officer's Certification pursuant to Section 906
Officer's Certification pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2004 and December 31, 2003
(in thousands, except share data)

	9/30/04	12/31/03
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,964	$19,794
Accounts receivable — net	135,302	112,775
Income taxes receivable	609	—
Current portion of notes receivable	8,873	19,212
Prepaid insurance and other	18,948	14,059

Total current assets	174,696	165,840

Property, plant and equipment — net	488,932	427,360
Goodwill — net	224,275	204,727
Notes receivable	29,504	15,145
Investments in affiliates	14,116	13,224
Other assets — net	6,745	6,567

Total assets	$938,268	$832,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,597	$20,817
Accrued expenses	61,223	48,949
Income taxes payable	—	138
Fair value of commodity derivative instruments	4,687	—
Current portion of decommissioning liabilities	10,766	20,097
Current maturities of long-term debt	11,810	14,210

Total current liabilities	118,083	104,211

Deferred income taxes	95,678	86,251
Decommissioning liabilities	76,842	18,756
Long-term debt	248,061	255,516
Fair value of commodity derivative instruments	1,000	—
Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 75,044,866 shares at September 30, 2004, and 74,099,081 at December 31, 2003	75	74
Additional paid in capital	378,760	370,798
Accumulated other comprehensive income (loss)	(790)	264
Retained earnings (accumulated deficit)	20,559	(3,007)

Total stockholders’ equity	398,604	368,129

Total liabilities and stockholders’ equity	$938,268	$832,863

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2004 and 2003
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	2004	2003	2004	2003
Revenues	$152,500	$128,316	$406,504	$380,368

Costs and expenses:
Cost of services	82,411	75,449	226,260	219,897
Depreciation, depletion, amortization and accretion	17,795	12,174	48,446	36,001
General and administrative	29,637	24,195	79,625	71,573

Total costs and expenses	129,843	111,818	354,331	327,471

Income from operations	22,657	16,498	52,173	52,897
Other income (expense):
Interest expense, net	(5,651)	(5,629)	(16,724)	(16,804)
Interest income	467	18	1,365	111
Other income	—	2,762	—	2,762
Equity in income of affiliates, net	588	60	892	492

Income before income taxes	18,061	13,709	37,706	39,458
Income taxes	6,773	4,883	14,140	14,797

Net income	$11,288	$8,826	$23,566	$24,661

Basic earnings per share	$0.15	$0.12	$0.32	$0.33

Diluted earnings per share	$0.15	$0.12	$0.31	$0.33

Weighted average common shares used in computing earnings per share:
Basic	74,717	74,035	74,469	73,933
Incremental common shares from stock options	969	1,134	743	1,019

Diluted	75,686	75,169	75,212	74,952

     See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2003
(in thousands)
(unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$23,566	$24,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	48,446	36,001
Deferred income taxes	9,686	11,687
Equity in income of affiliates, net	(892)	(492)
Other income	—	(2,762)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(16,346)	(5,754)
Other — net	(500)	419
Accounts payable	8,947	(1,727)
Accrued expenses	18,449	9,061
Decommissioning liabilities	(5,250)	—
Income taxes	(749)	7,169

Net cash provided by operating activities	85,357	78,263

Cash flows from investing activities:
Payments for purchases of property and equipment	(54,131)	(36,467)
Acquisitions of businesses, net of cash acquired	(23,743)	(8,549)
Acquisitions of oil and gas properties	(14,352)	—
Cash proceeds from asset disposition	—	313
Cash proceeds from insurance settlement	—	8,000

Net cash used in investing activities	(92,226)	(36,703)

Cash flows from financing activities:
Principal payments on long-term debt	(9,855)	(39,334)
Proceeds from long-term debt	—	23,000
Net payments on revolving credit facility	—	(9,250)
Debt acquisition costs	(60)	(479)
Proceeds from exercise of stock options	7,963	1,755

Net cash used in financing activities	(1,952)	(24,308)

Effect of exchange rate changes on cash	(9)	—

Net increase (decrease) in cash	(8,830)	17,252
Cash and cash equivalents at beginning of period	19,794	3,480

Cash and cash equivalents at end of period	$10,964	$20,732

     See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Nine months Ended September 30, 2004 and 2003

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

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and nine months ended September 30, 2004 and 2003 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2004 presentation.

(2) Stock Based Compensation

The Company accounts for its stock based compensation under the principles prescribed by the Accounting Principles Board’s (Opinion No. 25), “Accounting for Stock Issued to Employees.” However, Statement of Financial Accounting Standards No. 123 (FAS No. 123), “Accounting for Stock-Based Compensation” permits the continued use of the intrinsic-value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by FAS No. 123 had been applied. No stock based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. As required by Statement of Financial Accounting Standards No. 148 (FAS No. 148), “Accounting for Stock Based Compensation — Transition and Disclosure,” which amended FAS No. 123, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock based employee compensation. The pro forma data presented below is not representative of the effects on reported amounts for future years (amounts are in thousands, except per share amounts):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Net income, as reported	$11,288	$8,826	$23,566	$24,661
Stock-based employee compensation expense, net of tax	(2,375)	(692)	(2,909)	(1,977)

Pro forma net income	$8,913	$8,134	$20,657	$22,684

Basic earnings per share:
Earnings, as reported	$0.15	$0.12	$0.32	$0.33
Stock-based employee compensation expense, net of tax	(0.03)	(0.01)	(0.04)	(0.03)

Pro forma earnings per share	$0.12	$0.11	$0.28	$0.30

Diluted earnings per share:
Earnings, as reported	$0.15	$0.12	$0.31	$0.33
Stock-based employee compensation expense, net of tax	(0.03)	(0.01)	(0.04)	(0.03)

Pro forma earnings per share	$0.12	$0.11	$0.27	$0.30

Black-Scholes option pricing model assumptions:
Risk free interest rate	4.28%	3.10%	4.28%	2.65%
Expected life (years)	5	3	5	3
Volatility	65.22%	58.46%	65.22%	58.61%
Dividend yield	—	—	—	—

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

(4) Other Income

As the result of a tropical storm, one of the Company’s 200-foot class liftboats sank in the Gulf of Mexico on June 30, 2003. During the third quarter of 2003, the vessel was declared a total loss and the Company received $8.0 million of insurance proceeds for the vessel. As a result, the Company recorded a gain from the insurance proceeds of $2.8 million, which is included in other income in the quarter ended September 30, 2003.

(5) Acquisitions

In July 2004, the Company’s wholly-owned subsidiary, SPN Resources, L.L.C., acquired additional oil and gas properties at South Pass 60 through the acquisition of nine offshore Gulf of Mexico leases. The purchase included 100% working interest in these nine leases on seven shallow water Gulf of Mexico blocks, nine structures, several pipelines and approximately 125 productive wells. Under the terms of the transaction, the Company paid approximately $15.6 million in cash, acquired the properties and assumed the related decommissioning liabilities. The Company preliminarily recorded decommissioning liabilities of $39.2 million and oil and gas producing assets were recorded at their estimated fair value of $54.8 million.

The following unaudited pro forma information for the three and nine months ended September 30, 2004 and 2003 presents a summary of the consolidated results of operations as if the acquisition described above had occurred on January 1, 2003, with pro forma adjustments to give effect to depreciation, depletion and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$156,137	$146,255	$440,631	$445,406

Net income	$11,219	$9,513	$27,197	$28,923

Basic earnings per share	$0.15	$0.13	$0.37	$0.39

Diluted earnings per share	$0.15	$0.13	$0.36	$0.39

The above pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisition been effected January 1, 2003.

On March 1, 2004, the Company acquired a business for $2.1 million in cash consideration in order to enhance the services offered by its well intervention segment. Additional consideration, if any, will be based upon the average earnings before interest, income taxes, depreciation and amortization expense (EBITDA) less certain adjustments over a three-year period, and will not exceed $2.0 million. This acquisition has been accounted for as a purchase and the acquired assets and liabilities have been valued at their estimated fair value. The purchase price preliminarily allocated to net assets was approximately $0.9 million, and the excess purchase price over the fair value of net assets of approximately $1.2 million was allocated to goodwill. The results of operations have been included from the acquisition date. The pro forma effect of operations of this acquisition when included as of the beginning of the periods presented was not material to the Consolidated Statements of Operations of the Company.

In the first quarter of 2004, the Company’s subsidiary, SPN Resources, L.L.C., acquired additional oil and gas properties through the acquisition of interests in three offshore Gulf of Mexico leases. Under the terms of the transactions, the Company acquired the properties and assumed the decommissioning liabilities. The Company received $1.0 million cash at closing and will invoice the sellers at agreed upon prices as the decommissioning activities (abandonment and structure removal) are completed. The Company preliminarily recorded notes receivable of $10.4 million and a decommissioning liability of $14.4 million. Oil and gas producing assets were recorded at their estimated fair value of $3.0 million. The pro forma effect of operations of this acquisition when included as of the beginning of the periods presented was not material to the Consolidated Statements of Operations of the Company.

Many of the Company’s business acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies’ respective average earnings before interest, income taxes, depreciation and amortization expense (EBITDA) over a three-year period from the respective date of acquisition. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. In the nine months ended September 30, 2004, the Company capitalized additional consideration of $16.3 million as a result of two prior acquisitions, of which $11.0 million was paid during the third quarter and $5.3 million will be paid in the first quarter of 2005. The Company also paid additional consideration of $10.7 million as a result of a prior acquisition, which had been capitalized and accrued in 2003. While the amounts of additional consideration payable depend upon the acquired company’s operating performance and are difficult to predict accurately, the maximum additional consideration payable for the Company’s prior acquisitions will be approximately $2.0 million, which will be determined and payable in 2007. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company’s financial statements until the amounts are fixed and determinable. The Company does not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements.

(6) Segment Information

Business Segments

The Company has modified its segment disclosure by breaking out its oil and gas operations from the well intervention segment. This change better reflects the impact of the Company’s oil and gas operations and service work created for the other segments, as well as how Company management evaluates the Company’s results of operations. The Company’s reportable segments are now as follows: well intervention, rental tools, marine, other oilfield services and oil and gas. The first four segments offer products and services within the oilfield services industry. The well intervention segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services, electric wireline services, hydraulic drilling and workover services, well control services, engineering support, technical analysis and mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The marine segment operates liftboats for production service activities, as well as oil and gas production facility maintenance, construction operations and platform removals. The other oilfield services segment provides contract operations and maintenance services, transportation and logistics services, offshore oil and gas cleaning services, oilfield waste treatment services, dockside cleaning of items, including supply boats, cutting boxes, and process equipment, and manufactures and sells drilling instrumentation and oil spill containment equipment. The oil and gas segment acquires mature oil and gas properties through SPN Resources, L.L.C. and produces and sells any remaining economic oil and gas reserves prior to the Company’s other segments providing decommissioning services. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s four other segments.

SPN Resources, LLC started operations on December 18, 2003, thus comparable segment data prior to this time will not include an oil and gas segment. Prior period information has been restated to reflect the Company’s current segments. Summarized financial information concerning the Company’s segments for the three and nine months ended September 30, 2004 and 2003 is shown in the following tables (in thousands):

Three Months Ended September 30, 2004

				Other		Oil & Gas
	Well	Rental		Oilfield		Eliminations and	Consolid.
	Interven.	Tools	Marine	Services	Oil & Gas	Unallocated	Total
Revenues	$59,861	$42,530	$18,049	$20,354	$14,190	$(2,484)	$152,500
Cost of services	34,342	15,344	12,193	16,476	6,540	(2,484)	82,411
Depreciation, depletion, amortization and accretion	3,468	8,158	1,856	1,035	3,278	—	17,795
General and administrative	11,891	10,886	1,886	4,045	929	—	29,637
Operating income (loss)	10,160	8,142	2,114	(1,202)	3,443	—	22,657
Interest expense, net	—	—	—	—	—	(5,651)	(5,651)
Interest income	—	—	—	—	434	33	467
Equity in income of affiliates, net	—	588	—	—	—	—	588

Income (loss) before income taxes	$10,160	$8,730	$2,114	$(1,202)	$3,877	$(5,618)	$18,061

Three Months Ended September 30, 2003

				Other
	Well	Rental		Oilfield		Consolidated
	Interven.	Tools	Marine	Services	Unallocated	Total
Revenues	$50,264	$35,351	$17,260	$25,441	$—	$128,316
Cost of services	29,811	11,509	12,443	21,686	—	75,449
Depreciation, depletion, amortization and accretion	3,011	6,433	1,746	984	—	12,174
General and administrative	10,139	8,579	1,611	3,866	—	24,195
Operating income (loss)	7,303	8,830	1,460	(1,095)	—	16,498
Interest expense, net	—	—	—	—	(5,629)	(5,629)
Interest income	—	—	—	—	18	18
Other income	—	—	2,762	—	—	2,762
Equity in income of affiliates, net	—	60	—	—	—	60

Income (loss) before income taxes	$7,303	$8,890	$4,222	$(1,095)	$(5,611)	$13,709

Nine Months Ended September 30, 2004

				Other		Oil & Gas
	Well	Rental		Oilfield		Eliminations and	Consolid.
	Interven.	Tools	Marine	Services	Oil & Gas	Unallocated	Total
Revenues	$149,041	$125,093	$49,352	$63,081	$25,546	$(5,609)	$406,504
Cost of services	88,440	42,113	36,482	51,564	13,270	(5,609)	226,260
Depreciation, depletion, amortization and accretion	10,189	23,395	5,410	2,929	6,523	—	48,446
General and administrative	31,095	30,581	5,141	11,147	1,661	—	79,625
Operating income (loss)	19,317	29,004	2,319	(2,559)	4,092	—	52,173
Interest expense, net	—	—	—	—	—	(16,724)	(16,724)
Interest income	—	—	—	—	1,283	82	1,365
Equity in income of affiliates, net	—	892	—	—	—	—	892

Income (loss) before income taxes	$19,317	$29,896	$2,319	$(2,559)	$5,375	$(16,642)	$37,706

Nine Months Ended September 30, 2003

				Other
	Well		Rental	Oilfield		Consolidated
	Intervention	Marine	Tools	Services	Unallocated	Total
Revenues	$138,079	$54,412	$106,347	$81,530	$—	$380,368
Cost of services	82,894	37,777	34,005	65,221	—	219,897
Depreciation, depletion, amortization and accretion	9,041	5,028	18,737	3,195	—	36,001
General and administrative	29,399	5,531	25,084	11,559	—	71,573
Operating income	16,745	6,076	28,521	1,555	—	52,897
Interest expense, net	—	—	—	—	(16,804)	(16,804)
Interest income	—	—	—	—	111	111
Other income	—	2,762	—	—	—	2,762
Equity in income of affiliates, net	—	—	492	—	—	492

Income (loss) before income taxes	$16,745	$8,838	$29,013	$1,555	$(16,693)	$39,458

Identifiable Assets

				Other
	Well	Rental		Oilfield			Consolidated
	Interven.	Tools	Marine	Services	Oil & Gas	Unallocated	Total
September 30, 2004	$245,137	$347,465	$180,512	$55,070	$103,196	$6,888	$938,268

December 31, 2003	$224,022	$314,122	$181,752	$64,421	$41,315	$7,231	$832,863

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

Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
United States	$129,614	$113,142	$346,993	$335,775
Other Countries	22,886	15,174	59,511	44,593

Total	$152,500	$128,316	$406,504	$380,368

Long-Lived Assets

	September 30,	December 31,
	2004	2003
United States	$450,335	$400,600
Other Countries	38,597	26,760

Total	$488,932	$427,360

(7) Debt

The Company has outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the notes requires semi-annual interest payments, on every May 15th and November 15th through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent the Company from incurring additional debt, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.25 to 1, except that the Company may incur additional debt in addition to the senior notes in an amount equal to 30% of its net tangible assets, which was approximately $165 million at September 30, 2004. The indenture also contains covenants that restrict the Company’s ability to create certain liens, sell assets or enter into certain mergers or acquisitions.

The Company also has a bank credit facility consisting of term loans in an aggregate amount of $41.3 million outstanding at September 30, 2004, and a revolving credit facility of $75 million, none of which was outstanding at September 30, 2004. The credit facility was amended effective June 30, 2004, to extend the maturity date of one of the term loans. As amended, the term loans require principal payments of $2.8 million each quarter through June 30, 2008. Any balance outstanding on the revolving credit facility is due on August 13, 2006. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness.

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

The Company owns a 54.3% interest in Lamb Energy Services, L.L.C., which has a credit facility that matures in 2009 consisting of an $8.1 million term loan and a $1.0 million revolving credit facility, none of which was outstanding at September 30, 2004. Lamb Energy Services amended its credit facility effective June 30, 2004 so that, among other things, the Company no longer guarantees amounts due under the credit facility.

(8) Hedging Activities

The Company enters into hedging transactions with major financial institutions to secure a commodity price for a portion of future production and to reduce its exposure to fluctuations in the price of oil. The Company does not enter into hedging transactions for trading purposes. Crude oil hedges are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the New York Mercantile Exchange (NYMEX) for each month. The Company had no natural gas hedges as of September 30, 2004. The Company uses financially-settled crude oil swaps and zero-cost collars that provide floor and ceiling prices with varying upside price participation. The Company’s swaps and zero-cost collars are designated and accounted for as cash flow hedges.

With a financially-settled swap, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the hedged price for the transaction, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price of the collar, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. There were no settlements in the third quarter of 2004.

The Company had the following hedging contracts as of September 30, 2004:

Crude Oil Positions
	Instrument	Strike	Volume (Bbls)
Remaining Contract Term	Type	Price (Bbl)	Daily
10/04 — 8/06	Swap	$39.45	1,000 — 1,275
10/04 — 8/06	Collar	$35.00/$45.60	1,000 — 1,275

During the period, the Company has not recognized any gains or losses due to hedge ineffectiveness.

Based upon current prices, the Company expects to transfer approximately $3.0 million of net deferred losses in accumulated other comprehensive loss as of September 30, 2004 to earnings during the next twelve months when the forecasted transactions actually occur.

(9) Decommissioning Liabilities

The Company records estimated future decommissioning liabilities related to its oil and gas producing properties pursuant to the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS No. 143). FAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation (decommissioning liabilities) in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the decommissioning liability is required to be accreted each period to present value. The Company’s decommissioning liabilities consist of costs related to the plugging of wells, the removal of facilities and equipment and site restoration on oil and gas properties.

The Company purchased its first oil and gas properties and assumed the related decommissioning liabilities on December 18, 2003, thus comparable data for the nine months ended September 30, 2003 is not applicable. The following table summarizes the activity for the Company’s asset retirement obligation for the nine months ended September 30, 2004 (amounts in thousands):

Nine Months
Ended
September 30,
2004
Decommissioning liabilities at beginning of period	$38,853
Liabilities incurred	53,642
Liabilities settled	(5,250)
Accretion	1,939
Revision in estimated liabilities	(1,576)

Decommissioning liabilities at end of period	87,608
Less: Current portion of decommissioning liabilities at end of period	(10,766)

Decommissioning liabilities, long-term portion at end of period	$76,842

(10) Other Comprehensive Income

The following tables reconcile the change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 (amounts in thousands):

	Three Months Ended September 30,
	2004	2003
Accumulated other comprehensive income, June 30, 2004 and 2003, respectively	$2,892	$270
Other comprehensive income (loss):
Other comprehensive loss, net of tax
Hedging activities:
Changes in fair value of outstanding hedging positions	(3,583)	—
Foreign currency translation adjustment	(99)	118

Total other comprehensive income (loss)	(3,682)	118

Accumulated other comprehensive income (loss), September 30, 2004 and 2003, respectively	$(790)	$388

	Nine Months Ended September 30,
	2004	2003
Accumulated other comprehensive income, December 31, 2003 and 2002, respectively	$264	$43
Other comprehensive income (loss):
Other comprehensive loss, net of tax
Hedging activities:
Changes in fair value of outstanding hedging positions	(3,583)	—
Foreign currency translation adjustment	2,529	345

Total other comprehensive income (loss)	(1,054)	345

Accumulated other comprehensive income (loss), September 30, 2004 and 2003, respectively	$(790)	$388

(11) Subsequent Event

In October 2004, the Company sold 9,696,627 shares of common stock that generated net proceeds (before any exercise of the underwriters’ over-allotment option) of approximately $113 million, after deducting underwriting discounts and commissions and the estimated offering expenses. The Company used the net proceeds to repurchase 9,696,627 shares of its common stock from First Reserve Fund VII, Limited Partnership and First Reserve Fund VIII, L.P. The shares repurchased by the Company were retired immediately upon repurchase. In November 2004, an additional 1,454,494 shares of common stock were issued pursuant to the exercise of the underwriters’ over- allotment option generating net proceeds of approximately $17 million, after deducting underwriting discounts and commissions.

(12) Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following management’s discussion and analysis of financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility of the oil and gas industry, including the level of offshore exploration, production and development activity; changes in competitive factors affecting our operations; risks associated with the acquisition of mature oil and gas properties, including estimates of recoverable reserves, future oil and gas prices and potential environmental and plugging and abandonment liabilities; seasonality of the offshore industry in the Gulf of Mexico; our dependence on key personnel and certain customers; risks of our growth strategy, including the risks of rapid growth and the risks inherent in acquiring businesses and mature oil and gas properties; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the effect on our performance of regulatory programs and environmental matters and risks associated with international expansion, including political and economic uncertainties. These and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2003. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.

Executive Summary

We saw meaningful activity increases during the third quarter of 2004 for most well intervention services and liftboats in the Gulf of Mexico as compared to the second quarter of this year and the third quarter of 2003. Our customers increased spending for remedial and production-related services on their shallow water properties. Our liftboat fleet’s average dayrate increased approximately 16% over second quarter levels as utilization remained above 70% for July and August. We also benefited from the acquisition of South Pass 60 in late July as revenue and operating income from our oil and gas segment were $14.2 million and $3.4 million, respectively, for the third quarter of 2004 as compared to $6.7 million in revenue and $0.4 million in operating income in the second quarter of 2004.

Most of our earnings were generated during the first two months of the quarter as several tropical weather systems, highlighted by Hurricane Ivan in September, reduced activity levels during most of September. We estimated that adverse weather conditions in the third quarter resulted in approximately $11 million of lost revenue. The biggest impact was to our oil and gas segment. Due to shut-in production, we estimate that the deferred revenue opportunity was approximately $3.5 million.

Production from South Pass 60, our largest producing property, remains shut-in as platform repair and maintenance work continues. We believe that production will return during the fourth quarter to pre-storm levels. In addition we anticipate performing workovers and other well intervention services to enhance production of properties outside of South Pass 60. This work will begin in the fourth quarter as we approach our traditional off-season, a period of slower activity for our third-party customers that typically begins in mid-November and ends during the first quarter.

We produced approximately 335,890 net barrels of oil equivalent (boe) during the third quarter as compared to approximately 161,599 net boe in the second quarter of 2004. The increase was due primarily to our acquisition of South Pass 60. We anticipate the shut-in production from South Pass 60 will adversely impact the fourth quarter, as estimated cumulative deferred production for September and October was approximately 200,000 net boe.

Service and liftboat activity returned to pre-storm levels in October 2004. We expect activity levels to remain strong for these assets until the off-season begins. However, there is the possibility that off-season activity may not decline as much as we experienced in past years due to potential storm-related work. To date, the industry has focused most storm-related repair work on deepwater properties.

Drill pipe and stabilizer rentals – two categories of rental assets that are the greatest contributors to financial performance in the rental tools segment – were weaker in the third quarter because of the storms. Many of these rentals are to customers operating in the deepwater Gulf of Mexico. As a result, we would expect rentals of these items to increase once deepwater activity in the eastern Gulf of Mexico returns.

Fewer deepwater Gulf of Mexico rentals were offset by increased rentals of stabilizers, on-site accommodations and other drilling-related tools to land markets in Louisiana, Oklahoma and Texas. In recent quarters, we have expanded our presence in these market areas to capitalize on higher activity levels as indicated by the increasing number of land drilling rigs working.

Comparison of the Results of Operations for the Three Months Ended September 30, 2004 and 2003

For the three months ended September 30, 2004, our revenues were $152.5 million, resulting in net income of $11.3 million or $0.15 diluted earnings per share. For the three months ended September 30, 2003, revenues were $128.3 million and net income was $8.8 million which includes $2.8 million of other income due to the gain from insurance proceeds; diluted earnings per share was $0.12 for the same period. We experienced higher revenue and gross margin in our rental and well intervention segments while revenue and gross margin were lower for our marine and other oilfield services segments.

The following table compares our operating results for the three months ended September 30, 2004 and 2003. Gross margin is calculated by subtracting cost of services from revenue for each of our five business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s four other segments.

	Revenue			Gross Margin
	2004	2003	Change	2004	%	2003	%	Change
Well Intervention	$59,861	$50,264	$9,597	$25,519	43%	$20,453	41%	$5,066
Rental Tools	42,530	35,351	7,179	27,186	64%	23,842	67%	3,344
Marine	18,049	17,260	789	5,856	32%	4,817	28%	1,039
Other Oilfield Services	20,354	25,441	(5,087)	3,878	19%	3,755	15%	123
Oil and Gas	14,190	—	14,190	7,650	54%	—	—	7,650
Less: Oil and Gas Elim.	(2,484)	—	(2,484)	—	—	—	—	—

Total	$152,500	$128,316	$24,184	$70,089	46%	$52,867	41%	$17,222

The following discussion analyzes our results on a segment basis.

Well Intervention Segment

Revenue for our well intervention segment was $59.9 million for the three months ended September 30, 2004, as compared to $50.3 million for the same period in 2003. This segment’s gross margin percentage increased to 43% for the three months ended September 30, 2004 from 41% for the same period of 2003. Higher revenue for plug and abandonment and electric line services were partially offset by decreases in mechanical wireline and hydraulic workover revenue. The improved demand for plug and abandonment and electric line services also contributed to the improvement of the gross margin percentage.

Rental Tools Segment

Revenue for our rental tools segment for the three months ended September 30, 2004 was $42.5 million, a 20% increase over the same period in 2003. The increase in this segment’s revenue was primarily due to an increased demand for stabilizers and onsite accommodations and our continued international expansion, due primarily to the August 2003 acquisition of Premier Oilfield Services. The gross margin percentage fell slightly to 64% in the three months ended September 30, 2004 from 67% from the same period in 2003. This decrease is primarily due to a change in the mix of our rental revenue.

Marine Segment

Our marine segment revenue for the three months ended September 30, 2004 increased 5% over the same period in 2003 to $18.0 million. The gross margin percentage for the three months ended September 30, 2004 increased to 32% from 28% for the same period in 2003. The increases in revenue and gross margin percentage were caused by increases in the fleet’s dayrates and utilization. The fleet’s average dayrate increased 6% to $6,622 in the third quarter of 2004 from $6,238 in the third quarter of 2003. The fleet’s average utilization also increased to 69% for the third quarter of 2004 from 66% in the same period in 2003.

Other Oilfield Services Segment

Other oilfield services revenue for the three months ended September 30, 2004 was $20.4 million, a 20% decrease over the $25.4 million in revenue for the same period in 2003. The gross margin percentage increased to 19% in the three months ended September 30, 2004 from 15% in the same period in 2003. The lower revenue and higher gross margin percentage are both primarily attributable to the sale of our construction and fabrication assets in the third quarter of 2003. The decrease in revenue contributed to the $1.2 million operating loss for this segment.

Oil and Gas Segment

Oil and gas revenues were $14.2 million and the gross margin percentage was 54% for the three months ended September 30, 2004. This segment was acquired in December 2003 and has most recently benefited from the South Pass 60 acquisition. The segment was negatively impacted by Hurricane Ivan which shut-in production from the South Pass 60 field beginning in mid-September. Production on the South Pass 60 field remains shut-in and is expected to return during the fourth quarter of 2004.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $17.8 million in the three months ended September 30, 2004 from $12.2 million in the same period in 2003. The increase is primarily a result of depletion and accretion related to our oil and gas properties. The increase is also the result of our acquisition of Premier Oilfield Services in August 2003 and capital expenditures during 2003 and 2004.

General and Administrative

General and administrative expenses increased to $29.6 million for the three months ended September 30, 2004 from $24.2 million for the same period in 2003. The increase is primarily the result of our acquisitions, internal growth and international expansion.

Comparison of the Results of Operations for the Nine months Ended September 30, 2004 and 2003

For the nine months ended September 30, 2004, our revenues were $406.5 million resulting in net income of $23.6 million or $0.31 diluted earnings per share. For the nine months ended September 30, 2003, revenues were $380.4 million and net income was $24.7 million which includes $2.8 million of other income due to the gain from insurance proceeds; diluted earnings per share was $0.33 for the same period. We experienced higher revenues from our rental tools and well intervention segments. However, we experienced declines in the performance of our marine and other oilfield services segments.

The following table compares our operating results for the nine months ended September 30, 2004 and 2003. Gross margin is calculated by subtracting cost of services from revenue for each of our five business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s four other segments.

	Revenue			Gross Margin
	2004	2003	Change	2004	%	2003	%	Change
Well Intervention	$149,041	$138,079	$10,962	$60,601	41%	$55,185	40%	$5,416
Rental Tools	125,093	106,347	18,746	82,980	66%	72,342	68%	10,638
Marine	49,352	54,412	(5,060)	12,870	26%	16,635	31%	(3,765)
Other Oilfield Services	63,081	81,530	(18,449)	11,517	18%	16,309	20%	(4,792)
Oil and Gas	25,546	—	25,546	12,276	48%	—		12,276
Less: Oil and Gas Elim.	(5,609)	—	(5,609)

Total	$406,504	$380,368	$26,136	$180,244	44%	$160,471	42%	$19,773

The following discussion analyzes our operating results on a segment basis.

Well Intervention Segment

Revenue for our well intervention segment was $149.0 million for the nine months ended September 30, 2004, as compared to $138.1 million for the same period in 2003. This segment’s gross margin percentage increased to 41% in the nine months ended September 30, 2004 from 40% for the same period in 2003. We experienced increased demand for our plug and abandonment, hydraulic workover and gas lift services, which helped to offset the decline in our well control services. These increases in demand also contributed to the improvement in the segment’s gross margin percentage.

Rental Tools Segment

Revenue for our rental tools segment for the nine months ended September 30, 2004 was $125.1 million, an 18% increase over the same period in 2003. The increase in this segment’s revenue was primarily due to an increased demand for our expanded inventory of rental tool equipment and our continued international expansion, due primarily to the 2003 acquisition of Premier Oilfield Services. In addition, we benefited from increased bolting, torque and on-site machining work and increased rentals of stabilizers and housing units. The gross margin percentage declined slightly to 66% in the nine months ended September 30, 2004 from 68% in the same period of 2003 due primarily to a change in the mix of our rental revenue.

Marine Segment

Our marine segment revenue for the nine months ended September 30, 2004 decreased 9% over the same period in 2003 to $49.4 million. The gross margin percentage for the nine months ended September 30, 2004 decreased to 26% from 31% for the same period in 2003. The fleet’s average dayrate decreased 6% to $6,019 in the nine months ended September 30, 2004 from $6,403 in the same period of 2003, but average utilization increased to 70% for the nine months ended September 30, 2004 from 66% in the same period in 2003. Average fleet dayrates entering 2004 were significantly less than the same period a year ago due to lower demand for liftboats. As liftboat utilization increased throughout the year, we began to experience higher rates, particularly in the third quarter.

Other Oilfield Services Segment

Other oilfield services revenue for the nine months ended September 30, 2004 was $63.1 million, a 23% decrease over the $81.5 million in revenue for the same period in 2003. The gross margin percentage decreased to 18% in the nine months ended September 30, 2004 from 20% in the same period in 2003. The decreases in revenue and gross margin resulted in a $2.6 million operating loss for this segment. The lower revenue is primarily attributable to the sale of our construction and fabrication assets. The lower gross margin percentage is due to lower revenue for our oil spill response business. In the nine months ended September 30, 2003, we sold a significant amount of oil spill response equipment in conjunction with a large oil spill in Spain.

Oil and Gas Segment

Oil and gas revenues were $25.5 million and the gross margin percentage was 48% for the nine months ended September 30, 2004. This segment was acquired in December 2003 and has most recently benefited from the South Pass 60 acquisition. The segment was negatively impacted by Hurricane Ivan which shut-in production from the South Pass 60 field beginning in mid-September. Production on the South Pass 60 field remains shut-in and is expected to return during the fourth quarter of 2004.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $48.4 million in the nine months ended September 30, 2004 from $36.0 million in the same period in 2003. The increase is primarily a result of depletion and accretion related to our oil and gas properties. The increase is also the result of our acquisition of Premier Oilfield Services in August 2003 and capital expenditures during 2003 and 2004.

General and Administrative

General and administrative expenses increased to $79.6 million for the nine months ended September 30, 2004 from $71.6 million for the same period in 2003. The increase is primarily the result of our acquisitions, internal growth and international expansion.

Liquidity and Capital Resources

In the nine months ended September 30, 2004, we generated net cash from operating activities of $85.4 million. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $11.0 million at September 30, 2004 compared to $19.8 million at December 31, 2003.

We made $54.1 million of capital expenditures during the nine months ended September 30, 2004, of which approximately $36.5 million was used to expand and maintain our rental tool equipment inventory. We also made $13.8 million of capital expenditures to expand and maintain the asset base of our well intervention, marine, other oilfield services and oil and gas segments and $3.8 million on construction and improvements to our facilities. We currently believe that we will make approximately $20.0 million of capital expenditures, excluding acquisitions and targeted asset purchases, during the remaining three months of 2004 primarily to further expand our rental tool asset base and perform workovers on SPN Resources oil and gas properties. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

We paid $38.1 million during the nine months ended September 30, 2004 as a result of our acquisitions. We purchased a business and additional oil and gas properties for $16.4 million (net of $1.3 million cash received). We also paid additional consideration for prior acquisitions of $21.7 million, of which $10.7 million was earned, capitalized and accrued during 2003, and $11.0 million was earned, capitalized and accrued in 2004. We capitalized and accrued additional consideration of $5.3 million for one prior acquisition, which will be paid in the first quarter of 2005.

In July 2004, our subsidiary, SPN Resources, L.L.C., acquired additional oil and gas properties through the acquisition of South Pass 60, comprised of nine offshore leases. Under the terms of the transaction, we paid approximately $15.6 million in cash, acquired the properties and assumed the related decommissioning liabilities. We preliminarily recorded decommissioning liabilities of $39.2 million and oil and gas producing assets were recorded at their estimated fair value of $54.8 million.

We have outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments on every May 15th and November 15th through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur debt in addition to the senior notes in an amount equal to 30%

of our net tangible assets, which was approximately $165 million at September 30, 2004. The indenture also contains covenants that restrict our ability to create certain liens, sell assets or enter into certain mergers or acquisitions.

We also have a bank facility credit consisting of term loans in an aggregate amount of $41.3 million outstanding at September 30, 2004 and a revolving credit facility of $75 million, none of which was outstanding at June 30, 2004. We amended the credit facility effective June 30, 2004 to extend the maturity date of one of the term loans. As of October 31, 2004, these balances were unchanged and the weighted average interest rate on amounts outstanding under the credit facility was 4.6% per annum. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our capital expenditures, our ability to pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens or incur additional indebtedness.

We have $18.6 million outstanding at September 30, 2004 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

The following table summarizes our contractual cash obligations and commercial commitments at September 30, 2004 (amounts in thousands) for our long-term debt (excluding interest payments), decommissioning liabilities and operating leases. The decommissioning liability amounts do not give any effect to our contractual right to receive amounts from third parties, which is approximately $37 million, when decommissioning operations are performed. We do not have any other material obligations or commitments.

	Remaining Three
Description	Months 2004	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$3,155	$11,810	$11,810	$11,810	$6,310	$810	$214,166
Decommissioning liabilities	10,766	4,667	10,887	10,277	4,010	4,993	42,008
Operating leases	1,374	4,462	3,392	2,194	928	503	12,837

Total	$15,295	$20,939	$26,089	$24,281	$11,248	$6,306	$269,011

We have no off-balance sheet arrangements other than our potential additional consideration that may be payable as a result of our acquisitions. While the amounts of additional consideration payable depend upon the acquired company’s operating performance and are difficult to predict accurately, the maximum additional consideration payable for the Company’s remaining acquisitions will be approximately $2 million, which will be determined and payable in 2007. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company’s financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The Company’s revenues, profitability and future rate of growth partially depends upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.

The Company uses derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of September 30, 2004, the Company had the following contracts in place:

Crude Oil Positions
	Instrument	Strike	Volume (Bbls)
Remaining Contract Term	Type	Price (Bbl)	Daily
10/04 — 8/06	Swap	$39.45	1,000 — 1,275
10/04 — 8/06	Collar	$35.00/$45.60	1,000 — 1,275

The Company’s hedged volume as of September 30, 2004 was approximately 49% of its estimated production from proved reserves for the balance of the terms of the contracts. Had these contracts been terminated at September 30, 2004, the estimated loss would have been $3.6 million net of taxes.

The Company used a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil would have on the fair value of its existing derivative instruments. Based on the derivative instruments outstanding at September 30, 2004, a 10% increase in the underlying commodity price, increased the estimated loss associated with the commodity derivative instrument by $0.9 million.

Interest Rate Risk

There have been no significant changes in our interest rate risks since the year ended December 31, 2003. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed with this Form 10-Q:

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended September 30, 2004:

On July 1, 2004, the Company filed a current report on Form 8-K reporting, under item 5, the announcement that an agreement was signed by its subsidiary, SPN Resources, L.L.C., to purchase producing properties.

On August 3, 2004, the Company filed a current report on Form 8-K reporting, under item 5, the announcement of earnings for the second quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: November 8, 2004	By:	/s/ Robert S. Taylor
Robert S. Taylor
Chief Financial Officer (Principal Financial and Accounting Officer)