Form 10-Q
period 2005-03-31
SUPERIOR ENERGY SERVICES INC
filed 2005-05-09
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From ___ to ___

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

The number of shares of the registrant’s common stock outstanding on April 29, 2005 was 77,681,947.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended March 31, 2005

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	19
PART II OTHER INFORMATION
Item 6. Exhibits	20
Officer's Certification Pursuant to Section 302
Officer's Certification Pursuant to Section 302
Officer's Certification Pursuant to Section 906
Officer's Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
(in thousands, except share data)

	3/31/05	12/31/04
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,644	$15,281
Accounts receivable — net	170,164	156,235
Income taxes receivable	—	2,694
Current portion of notes receivable	9,444	9,611
Prepaid insurance and other	32,106	28,203

Total current assets	226,358	212,024

Property, plant and equipment — net	524,269	515,151
Goodwill — net	225,952	226,593
Notes receivable	24,337	29,131
Investments in affiliates	15,014	14,496
Other assets — net	7,335	6,518

Total assets	$1,023,265	$1,003,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,746	$36,496
Accrued expenses	64,667	56,796
Income taxes payable	1,100	—
Fair value of commodity derivative instruments	10,881	2,018
Current portion of decommissioning liabilities	25,730	23,588
Current maturities of long-term debt	11,810	11,810

Total current liabilities	138,934	130,708

Deferred income taxes	101,273	103,372
Decommissioning liabilities	84,159	90,430
Long-term debt	242,156	244,906
Other long-term liabilities	5,879	618

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 77,649,497 shares at March 31, 2005, and 76,766,303 at Dec. 31, 2004	78	77
Additional paid in capital	406,629	398,073
Accumulated other comprehensive income (loss)	(5,897)	2,884
Retained earnings	50,054	32,845

Total stockholders’ equity	450,864	433,879

Total liabilities and stockholders’ equity	$1,023,265	$1,003,913

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2005 and 2004
(in thousands, except per share data)
(unaudited)

	2005	2004
Revenues:
Oilfield services and rentals	$147,292	$111,756
Oil and gas production	25,955	4,703

Total revenues	173,247	116,459

Costs and expenses:
Cost of oilfield services and rentals	73,613	64,263
Cost of oil and gas production	12,805	2,442

Total cost of services and production	86,418	66,705
Depreciation, depletion, amortization and accretion	22,397	14,774
General and administrative	32,384	24,192

Total costs and expenses	141,199	105,671

Income from operations	32,048	10,788

Other income (expense):
Interest expense, net	(5,575)	(5,550)
Interest income	324	441
Equity in earnings of affiliates, net	519	23

Income before income taxes	27,316	5,702

Income taxes	10,107	2,138

Net income	$17,209	$3,564

Basic earnings per share	$0.22	$0.05

Diluted earnings per share	$0.22	$0.05

Weighted average common shares used in computing earnings per share:
Basic	77,381	74,213
Incremental common shares from stock options	1,592	748

Diluted	78,973	74,961

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and 2004
(in thousands)
(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$17,209	$3,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	22,397	14,774
Deferred income taxes	3,135	942
Equity in earnings of affiliates, net	(519)	(23)
Non-cash effect of derivative instruments	206	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(8,636)	(2,162)
Other — net	(1,471)	445
Accounts payable	(11,691)	1,109
Accrued expenses	11,184	10,767
Decommissioning liabilities	(5,426)	(3,250)
Income taxes	6,939	41

Net cash provided by operating activities	33,327	26,207

Cash flows from investing activities:
Payments for capital expenditures	(30,180)	(18,060)
Acquisitions of businesses, net of cash acquired	(5,273)	(12,771)
Acquisitions of oil and gas properties, net of cash acquired	—	1,000
Other	(1,105)	—

Net cash used in investing activities	(36,558)	(29,831)

Cash flows from financing activities:
Principal payments on long-term debt	(2,750)	(3,350)
Proceeds from exercise of stock options	5,430	2,365

Net cash provided by (used in) financing activities	2,680	(985)

Effect of exchange rate changes on cash	(86)	56

Net decrease in cash	(637)	(4,553)

Cash and cash equivalents at beginning of period	15,281	19,794

Cash and cash equivalents at end of period	$14,644	$15,241

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements
Three months Ended March 31, 2005 and 2004

(1) Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three months ended March 31, 2005 and 2004 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2005 presentation.

(2) Stock Based Compensation

The Company accounts for its stock based compensation under the principles prescribed by the Accounting Principles Board’s (Opinion No. 25), “Accounting for Stock Issued to Employees.” However, Statement of Financial Accounting Standards No. 123 (FAS No. 123), “Accounting for Stock-Based Compensation” permits the continued use of the intrinsic-value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by FAS No. 123 had been applied. No stock based compensation costs are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Stock compensation costs from the grant of restricted stock units are expensed as incurred. The pro forma data presented below is not representative of the effects on reported amounts for future years (amounts are in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$17,209	$3,564
Stock-based employee compensation expense, net of tax	(88)	(266)

Pro forma net income	$17,121	$3,298

Basic earnings per share:
Earnings, as reported	$0.22	$0.05
Stock-based employee compensation expense, net of tax	—	(0.01)

Pro forma earnings per share	$0.22	$0.04

Diluted earnings per share:
Earnings, as reported	$0.22	$0.05
Stock-based employee compensation expense, net of tax	—	(0.01)

Pro forma earnings per share	$0.22	$0.04

Black-Scholes option pricing model assumptions:
Risk free interest rate	*	*
Expected life (years)	*	*
Volatility	*	*
Dividend yield	*	*

(* There were no stock option grants during the three months ended March 31, 2005 or 2004.)

(3) Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and restricted stock units that would have a dilutive effect on earnings per share.

(4) Acquisitions

In 2004, the Company’s wholly-owned subsidiary, SPN Resources, LLC, acquired additional oil and gas properties through the acquisition of interests in 19 offshore Gulf of Mexico leases. Under the terms of the transactions, the Company acquired the properties and assumed the decommissioning liabilities. In the aggregate, the Company paid $10.7 million cash, net of amounts received. The Company recorded decommissioning liabilities of approximately $83.0 million and notes and other receivables of approximately $12.5 million, and oil and gas producing assets were recorded at their estimated fair value of approximately $81.2 million.

In 2004, the Company acquired two businesses for an aggregate of $2.8 million in cash consideration in order to enhance the products and services offered by its rental tools segment and well intervention segment. These acquisitions were accounted for as purchases and the acquired assets and liabilities were valued at their estimated fair value. The purchase price allocated to net assets was approximately $1.0 million in the aggregate, and the excess purchase price over the fair value of net assets of approximately $1.8 million was allocated to goodwill. The results of operations have been included from the respective acquisition dates.

Most of the Company’s business acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies’ respective average earnings before interest, income taxes, depreciation and amortization expense (EBITDA) over a three-year period from the respective date of acquisition. While the amounts of the additional consideration payable depend upon the acquired company’s operating performance and are difficult to predict accurately, the maximum additional consideration payable for the Company’s remaining acquisitions is approximately $2.8 million, and will be determined and payable through 2007. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company’s financial statements until the amounts are fixed and determinable. The Company does not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements. When the amounts are determined, they are capitalized as part of the purchase price of the related acquisition. In the three months ended March 31, 2005, the Company paid additional consideration of $5.3 million as a result of a prior acquisition which had been capitalized and accrued in 2004.

(5) Segment Information

Business Segments

In 2004, the Company modified its segment disclosure by separating its oil and gas operations from the well intervention segment. This change better reflects the impact of the Company’s increased oil and gas operations and service work created for the other segments, as well as how Company management evaluates the Company’s results of operations. The Company’s reportable segments are as follows: well intervention, rental tools, marine, other oilfield services and oil and gas. The first four segments offer products and services within the oilfield services industry. The well intervention segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services, electric wireline services, hydraulic drilling and workover services, well control services, engineering support, technical analysis and mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The marine segment operates liftboats for production service activities, as well as oil and gas production facility maintenance, construction operations and platform removals. The other oilfield services segment provides contract operations and maintenance services, transportation and logistics services, offshore oil and gas cleaning services, oilfield waste treatment services, dockside cleaning of items, including supply boats, cutting boxes, and process equipment, and manufactures and sells drilling instrumentation and oil spill containment equipment. The oil and gas segment acquires mature oil and gas properties through SPN Resources, LLC and produces and sells any remaining economic oil and gas reserves prior to the Company’s other segments providing decommissioning services. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s four other segments.

Prior period information has been reclassified to reflect the Company’s current segments. Summarized financial information concerning the Company’s segments for the three months ended March 31, 2005 and 2004 is shown in the following tables (in thousands):

Three Months Ended March 31, 2005

				Other		Oil & Gas
	Well	Rental		Oilfield		Eliminations	Consolid.
	Interven.	Tools	Marine	Services	Oil & Gas	& Unallocated	Total

Revenues	$58,335	$52,627	$19,798	$21,781	$25,955	$(5,249)	$173,247
Cost of services	31,998	17,534	11,930	17,400	12,805	(5,249)	86,418
Depreciation, depletion, amortization and accretion	3,721	9,910	2,103	858	5,805	—	22,397
General and administrative	11,838	12,594	2,108	4,365	1,479	—	32,384
Operating income (loss)	10,778	12,589	3,657	(842)	5,866	—	32,048
Interest expense, net	—	—	—	—	—	(5,575)	(5,575)
Interest income	—	—	—	—	292	32	324
Equity in income of affiliates, net	—	519	—	—	—	—	519

Income (loss) before income taxes	$10,778	$13,108	$3,657	$(842)	$6,158	$(5,543)	$27,316

Three Months Ended March 31, 2004

				Other		Oil & Gas
	Well	Rental		Oilfield		Eliminations	Consolid.
	Interven.	Tools	Marine	Services	Oil & Gas	& Unallocated	Total

Revenues	$40,631	$38,732	$13,611	$19,858	$4,703	$(1,076)	$116,459
Cost of services	23,968	12,613	11,629	17,129	2,442	(1,076)	66,705
Depreciation, depletion, amortization and accretion	3,312	7,417	1,723	929	1,393	—	14,774
General and administrative	9,241	9,578	1,385	3,404	584	—	24,192
Operating income (loss)	4,110	9,124	(1,126)	(1,604)	284	—	10,788
Interest expense, net	—	—	—	—	—	(5,550)	(5,550)
Interest income	—	—	—	—	422	19	441
Equity in income of affiliates, net	—	23	—	—	—	—	23

Income (loss) before income taxes	$4,110	$9,147	$(1,126)	$(1,604)	$706	$(5,531)	$5,702

Identifiable Assets

				Other
	Well	Rental		Oilfield			Consolidated
	Interven.	Tools	Marine	Services	Oil & Gas	Unallocated	Total

March 31, 2005	$259,399	$374,314	$183,958	$55,714	$142,385	$7,495	$1,023,265

December 31, 2004	$258,870	$357,762	$184,928	$54,561	$141,179	$6,613	$1,003,913

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

	Revenues		Long-Lived Assets
	Three Months Ended March 31,		March 31,	December 31,
	2005	2004	2005	2004
United States	$151,544	$101,099	$485,709	$479,812
Other Countries	21,703	15,360	38,560	35,339

Total	$173,247	$116,459	$524,269	$515,151

(6) Debt

The Company has a bank credit facility consisting of term loans in an aggregate amount of $35.8 million outstanding at March 31, 2005, and a revolving credit facility of $75 million, none of which was outstanding at March 31, 2005. The term loans require principal payments of $2.8 million each quarter through June 30, 2008. Any balance outstanding on the revolving credit facility is due on August 13, 2006. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens, incur additional indebtedness or assume additional decommissioning liabilities. During the first quarter, the Company amended its bank credit facility to permit it to incur additional secured indebtedness of up to $5.0 million. The Company also has letters of credit outstanding of approximately $7.1 million at March 31, 2005, which reduce the borrowing availability under its revolving credit facility. At March 31, 2005, the Company was in compliance with all such covenants.

The Company has $18.2 million outstanding in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000, on every June 3rd and December 3rd through June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with this agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. At March 31, 2005, the Company was in compliance with all such covenants. This long-term financing ranks equally with the bank credit facility.

The Company also has outstanding $200 million of 8 7/8% unsecured senior notes due 2011. The indenture governing the notes requires semi-annual interest payments, on every May 15th and November 15th through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent the Company from incurring additional debt, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.25 to 1, except that the Company may incur additional debt in addition to the senior notes in an amount equal to 30% of its net tangible assets as defined, which was approximately $184 million at March 31, 2005. The indenture also contains covenants that restrict the Company’s ability to create certain liens, sell assets or enter into certain mergers or acquisitions. At March 31, 2005, the Company was in compliance with all such covenants.

(7) Hedging Activities

The Company enters into hedging transactions with major financial institutions to secure a commodity price for a portion of future production and to reduce its exposure to fluctuations in the price of oil. The Company does not enter into hedging transactions for trading purposes. Crude oil hedges are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the New York Mercantile Exchange (NYMEX) for each month. The Company had no natural gas hedges as of March 31, 2005. The Company uses financially-settled crude oil swaps and zero-cost collars that provide floor and ceiling prices with varying upside price participation. The Company’s swaps and zero-cost collars are designated and accounted for as cash flow hedges.

With a financially-settled swap, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the hedged price for the transaction, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price of the collar, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. The Company recognizes the fair value of all derivative instruments as assets or liabilities on the balance sheet. Changes in the fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is settled and recorded in revenue. For the three months ended March 31, 2005, hedging settlement payments reduced oil revenues by approximately $848,000. The Company reduced revenue by approximately $206,000 due to hedge ineffectiveness.

The Company had the following hedging contracts as of March 31, 2005:

Crude Oil Positions
	Instrument	Strike	Volume (Bbls)
Remaining Contract Term	Type	Price (Bbl)	Daily	Total (Bbls)
04/05 - 8/06	Swap	$39.45	1,000-1,150	573,476
04/05 - 8/06	Collar	$35.00/$45.60	1,000-1,150	573,476

Based on the estimated fair values of the derivative contracts at March 31, 2005, the Company expects to reclassify net losses of approximately $6.6 million, net of taxes, into earnings related to the derivative contracts during the next twelve months; however, actual gains or losses recognized may differ materially.

(8) Decommissioning Liabilities

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

The Company estimates the cost that would be incurred if it contracted an unaffiliated third party to plug and abandon wells, abandon the pipelines, decommission and remove the platforms and pipelines and restore the sites of its oil and gas properties, and uses that estimate to record its proportionate share of the decommissioning liability. In estimating the decommissioning liability, the Company performs detailed estimating procedures, analysis and engineering studies. Whenever practical, the Company utilizes its own equipment and labor services to perform well abandonment and decommissioning work. When the Company performs these services, all recorded intercompany revenues are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is abandoned. The recorded liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the recorded liability exceeds (or is less than) the Company’s out-of-pocket costs, then the difference is reported as income (or loss) within revenue during the period in which the work is performed. The Company continually reviews the adequacy of its decommissioning liabilities. The timing and amounts of these cash flows are estimates, and changes to these estimates may result in additional liabilities recorded, which in turn would increase the carrying values of the related oil and gas properties. The following table summarizes the activity for the Company’s decommissioning liabilities for the three months ended March 31, 2005 and 2004 (amounts in thousands):

	Three Months Ended
	March 31,
	2005	2004
Total decommissioning liabilities at December 31, 2004 and 2003, respectively	$114,018	$38,853
Liabilities acquired and incurred	—	14,436
Liabilities settled	(5,426)	(3,250)
Accretion	1,098	505
Revision in estimated liabilities	199	—

Total decommissioning liabilities at March 31, 2005 and 2004, respectively	109,889	50,544
Current portion of decommissioning liabilities at March 31, 2005 and 2004, respectively	25,730	18,081

Long-term portion of decommissioning liabilities at March 31, 2005 and 2004, respectively	$84,159	$32,463

(9) Notes Receivable

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

(10) Other Comprehensive Income

The following tables reconcile the change in accumulated other comprehensive income (loss) for the three months ended March 31, 2005 and 2004 (amounts in thousands):

	Three Months Ended
	March 31,
	2005	2004
Accumulated other comprehensive income, December 31, 2004 and 2003, respectively	$2,884	$264

Other comprehensive income (loss):
Other comprehensive loss, net of tax
Hedging activities:
Adjustment for settled contracts, net of tax of $314 in 2005	534	—
Changes in fair value of outstanding hedging positions, net of tax of ($5,047) in 2005	(8,594)	—
Foreign currency translation adjustment, net of tax of ($423) in 2005 and $2,168 in 2004	(721)	3,428

Total other comprehensive income (loss)	(8,781)	3,428

Accumulated other comprehensive income (loss), March 31, 2005 and 2004, respectively	$(5,897)	$3,692

(11) Commitments and Contingencies

From time to time, the Company is involved in litigation and other disputes arising out of operations in the normal course of business. In management’s opinion, the Company is not involved in any litigation or disputes, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(12) Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised its Statement of Financial Accounting Standards No. 123 (FAS No. 123R), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The Company plans to adopt FAS No. 123R effective January 1, 2006. The Company is currently assessing the expected impact on its consolidated 2006 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following management’s discussion and analysis of financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility of the oil and gas industry, including the level of offshore exploration, production and development activity; changes in competitive factors affecting our operations; risks associated with the acquisition of mature oil and gas properties, including estimates of recoverable reserves, future oil and gas prices and potential environmental and plugging and abandonment liabilities; seasonality of the offshore industry in the Gulf of Mexico; our dependence on key personnel and certain customers; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the volatility and risk associated with oil and gas prices; risks of our growth strategy, including the risks of rapid growth and the risks inherent in acquiring businesses and mature oil and gas properties; the effect on our performance of regulatory programs and environmental matters and risks associated with international expansion, including political and economic uncertainties. These and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2004. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.

Executive Summary

We posted our highest ever quarterly revenue, operating income and net income due to increased demand for our production-related services in the shallow water Gulf of Mexico market, increased demand for our rental tools and increased oil and gas production.

Shallow water Gulf of Mexico production-related activity increased as compared to the first and fourth quarters of 2004. Activity increased in our coiled tubing, electric line, mechanical wireline and pumping and stimulation businesses due to more production-related work performed for our traditional customers and subsidiary, SPN Resources, LLC. We benefited from our strategy of increasing utilization through our ownership of mature properties. Work on our own properties accounted for 31% of the utilization of our well services crews within our well intervention segment, as compared to 29% and 21% of their utilization for the first and fourth quarters of 2004, respectively. Improvements in these production-related businesses were more than offset by decreased activity for our well control services. As anticipated, results from the well control business were not as strong as the fourth quarter because of less work associated with a large-scale well control project in Egypt.

We continued to increase the scope of our rental tools operations internationally in the North Sea and West Africa, and domestically in Oklahoma, Texas and Wyoming. In addition, deepwater Gulf of Mexico drilling and completion projects resumed following Hurricane Ivan-related downtime. Rentals of drill pipe, stabilizers, connecting iron and ancillary tubular products increased due to increased activity in these areas. We saw a significant increase in our plant services, which consist of bolting and machining services provided to refineries and chemical plants. Demand for these services typically increases during the winter months as refineries and plants perform maintenance work.

Oil and gas production from our largest producing property – South Pass 60 – returned following several months of maintenance and repair work to facilities following damage caused by Hurricane Ivan in September 2004. We also benefited from our first full quarter of production from West Delta 79/86, which was acquired in December 2004. First quarter 2005 oil and gas production was approximately 600,500 net barrels of oil equivalent (“net boe”) as compared to 289,400 net boe in the fourth quarter of 2004.

Revenue was down slightly in our marine segment from the fourth quarter of 2004. Our average daily revenue, inclusive of subsistence revenue, was approximately $220,000 in the first quarter of 2005, down from $222,300 in the fourth quarter of 2004. Although dayrates and utilization were flat to slightly higher in most liftboat classes, we were without the services of our 230-ft. class Superior Champion liftboat for almost two months due to leg damage. Despite the lower revenue, operating income increased as compared to the fourth quarter of 2004 because of less maintenance and shipyard expenses.

Our other oilfield services segment achieved higher revenue as compared to the fourth quarter due in part to increased volumes of treated and disposed non-hazardous oilfield waste and increased demand for offshore supplemental labor and property management services. Operating income was lower sequentially due to competitive pricing for environmental services and the increase in lower margin property management services.

Comparison of the Results of Operations for the Three Months Ended March 31, 2005 and 2004

For the three months ended March 31, 2005, our revenues were $173.2 million, resulting in net income of $17.2 million or $0.22 diluted earnings per share. For the three months ended March 31, 2004, revenues were $116.5 million and net income was $3.6 million. Diluted earnings per share were $0.05 for the same period. We experienced higher revenue and gross margin in all our segments.

The following table compares our operating results for the three months ended March 31, 2005 and 2004. Gross margin is calculated by subtracting cost of services from revenue for each of our five business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s four other segments.

	Revenue			Gross Margin
	2005	2004	Change	2005	%	2004	%	Change

Well Intervention	$58,335	$40,631	$17,704	$26,337	45%	$16,663	41%	$9,674
Rental Tools	52,627	38,732	13,895	35,093	67%	26,119	67%	8,974
Marine	19,798	13,611	6,187	7,868	40%	1,982	15%	5,886
Other Oilfield Services	21,781	19,858	1,923	4,381	20%	2,729	14%	1,652
Oil and Gas	25,955	4,703	21,252	13,150	51%	2,261	48%	10,889
Less: Oil and Gas Elim.	(5,249)	(1,076)	(4,173)	—	—	—	—	—

Total	$173,247	$116,459	$56,788	$86,829	50%	$49,754	43%	$37,075

The following discussion analyzes our results on a segment basis.

Well Intervention Segment

Revenue for our well intervention segment was $58.3 million for the three months ended March 31, 2005, as compared to $40.6 million for the same period in 2004. This segment’s gross margin percentage increased to 45% for the three months ended March 31, 2005 from 41% for the same period of 2004. We experienced higher revenue for almost all of our services as production-related activity improved in the Gulf of Mexico. This increase in activity levels also contributed to the improvement of the gross margin percentage.

Rental Tools Segment

Revenue for our rental tools segment for the three months ended March 31, 2005 was $52.6 million, a 36% increase over the same period in 2004. The gross margin percentage remained unchanged at 67% for the three months ended March 31, 2005 and 2004. The increase in revenue is primarily due to increased activity in the Gulf of Mexico, as well as our international and domestic expansion efforts.

Marine Segment

Our marine segment revenue for the three months ended March 31, 2005 increased 45% over the same period in 2004 to $19.8 million. The gross margin percentage for the three months ended March 31, 2005 increased to 40% from 15% for the same period in 2004. The increases in revenue and gross margin percentage were caused by increases in the fleet’s dayrates and utilization. The fleet’s average dayrate increased 22% to approximately $6,950 in the first quarter of 2005 from $5,700 in the first quarter of 2004. The fleet’s average utilization also increased to approximately 77% for the first quarter of 2005 from 64% in the same period in 2004.

Other Oilfield Services Segment

Other oilfield services revenue for the three months ended March 31, 2005 was $21.8 million, a 10% increase over the $19.9 million in revenue for the same period in 2004. The gross margin percentage increased to 20% in the three months ended March 31, 2005 from 14% in the same period in 2004. The revenue increase is primarily due to increased demand for our field management services. The increase in the segment’s gross margin percentage is due to this increased demand as well as cost saving efforts in our waste disposal services.

Oil and Gas Segment

Oil and gas revenues were $26.0 million in the three months ended March 31, 2005 as compared to $4.7 million in the same period of 2004. The increase in revenue is primarily the result of production from South Pass 60, which was acquired in July 2004, and production from West Delta 79/86, which was acquired in December 2004. The first quarter of 2005 is the first full quarter of production from both of these acquisitions. In the first quarter of 2005, production was approximately 600,500 net boe as compared to approximately 131,100 net boe in the first quarter of 2004. The gross margin percentage increased to 51% in the three months ended March 31, 2005 from 48% in the same period of 2004. This increase is primarily the result of higher commodity prices.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $22.4 million in the three months ended March 31, 2005 from $14.8 million in the same period in 2004. The increase is primarily a result of depletion and accretion related to our oil and gas properties, as well as, our 2004 capital expenditures.

General and Administrative

General and administrative expenses increased to $32.4 million for the three months ended March 31, 2005 from $24.2 million for the same period in 2004. The increase is primarily the result of our internal growth, both domestic and international expansion and our oil and gas acquisitions. However, general and administrative expenses decreased to 19% of revenue for the three months ended March 31, 2005 from 21% for the same period in 2004.

Liquidity and Capital Resources

In the three months ended March 31, 2005, we generated net cash from operating activities of $33.3 million as compared to $26.2 million in the same period of 2004. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $14.6 million at March 31, 2005 compared to $15.3 million at December 31, 2004.

We made $30.2 million of capital expenditures during the three months ended March 31, 2005, of which approximately $18.0 million was used to expand and maintain our rental tool equipment inventory. We also made $5.8 million of capital expenditures in our oil and gas segment and $5.4 million of capital expenditures to expand and maintain the asset base of our well intervention, marine, and other oilfield services. In addition, we made $1.0 million of capital expenditures on construction and improvements to our facilities.

We contracted to construct a 880-ton derrick barge to support our plugging and abandonment operations on the Outer Continental Shelf. The contracts are for the construction of a 350-foot barge and crane for a price of approximately $22 million. This amount does not include any change orders, barge outfitting or mobilization costs. We expect the barge to be available in the Gulf of Mexico late in the third quarter of 2006. We intend to utilize it to remove platforms and structures owned by our subsidiary, SPN Resources, LLC, and compete in the Gulf of Mexico construction market for both installation and removal projects. In the first quarter of 2005, a progress payment was made on the crane of $2.7 million.

We currently believe that we will make approximately $60 million of capital expenditures, excluding acquisitions and targeted asset purchases, during the remaining nine months of 2005 primarily to further expand our rental tool asset base and perform workovers on SPN Resources oil and gas properties. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

We also paid additional consideration for prior acquisitions of $5.3 million, all of which were capitalized and accrued during 2004.

We have a bank credit facility consisting of term loans in an aggregate amount of $35.8 million outstanding at March 31, 2005 and a revolving credit facility of $75 million, none of which was outstanding at March 31, 2005. As of April 29, 2005, these balances were unchanged and the weighted average interest rate under the credit facility was 5.4% per annum. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our capital expenditures, our ability to pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens, incur additional indebtedness or assume additional decommissioning liabilities.

We have $18.2 million outstanding at March 31, 2005 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.

We also have outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments on every May 15th and November 15th through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur debt in addition to the senior notes in an amount equal to 30% of our net tangible assets, which was approximately $184 million at March 31, 2005. The indenture also contains covenants that restrict our ability to create certain liens, sell assets or enter into certain mergers or acquisitions.

The following table summarizes our contractual cash obligations and commercial commitments at March 31, 2005 (amounts in thousands) for our long-term debt (including estimated interest payments), decommissioning liabilities, operating leases and contractual obligations. The decommissioning liability amounts do not give any effect to our contractual right to receive amounts from third parties, which is approximately $33.8 million, when decommissioning operations are performed. We do not have any other material obligations or commitments.

	Remaining
	Nine
	Months
Description	2005	2006	2007	2008	2009	2010	Thereafter

Long-term debt, including estimated interest payments	$29,316	$31,939	$31,289	$25,177	$19,513	$19,461	$229,549
Decommissioning liabilities	15,344	16,029	11,014	4,619	5,156	28,784	28,943
Operating leases	4,081	4,589	3,081	1,696	767	652	14,000
Derrick barge construction	5,785	13,425	—	—	—	—	—

Total	$54,526	$65,982	$45,384	$31,492	$25,436	$48,897	$272,492

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board revised its Statement of Financial Accounting Standards No. 123 (FAS No. 123R), “Accounting for Stock Based Compensation.” The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. We plan to adopt FAS No. 123R effective January 1, 2006. We are currently assessing the expected impact on our consolidated 2006 financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

The Company’s revenues, profitability and future rate of growth partially depends upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.

The Company uses derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of March 31, 2005, the Company had the following contracts in place:

Crude Oil Positions
	Instrument	Strike	Volume (Bbls)
Remaining Contract Term	Type	Price (Bbl)	Daily	Total (Bbls)
04/05 - 8/06	Swap	$39.45	1,000-1,150	573,476
04/05 - 8/06	Collar	$35.00/$45.60	1,000-1,150	573,476

The Company’s hedged volume as of March 31, 2005 was approximately 47% of its estimated production from proved reserves for the balance of the terms of the contracts. Had these contracts been terminated at March 31, 2005, the estimated loss would have been $9.9 million net of taxes.

The Company used a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil would have on the fair value of its existing derivative instruments. Based on the derivative instruments outstanding at March 31, 2005, a 10% increase in the underlying commodity price, would increase the estimated loss associated with the commodity derivative instrument by $3.5 million.

Interest Rate Risk

There have been no significant changes in our interest rate risks since the year ended December 31, 2004. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

SUPERIOR ENERGY SERVICES, INC.

Date: May 9, 2005	By:	/s/ Robert S. Taylor

Robert S. Taylor Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)