Form 10-Q
period 2005-06-30
SUPERIOR ENERGY SERVICES INC
filed 2005-08-05
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Registrant’s telephone number, including area code: (504) 362-4321
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The number of shares of the registrant’s common stock outstanding on August 1, 2005 was 77,962,060.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended June 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(in thousands, except share data)

	6/30/05	12/31/04
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$47,877	$15,281
Accounts receivable — net	169,383	156,235
Income taxes receivable	—	2,694
Current portion of notes receivable	2,867	9,611
Prepaid insurance and other	41,167	28,203

Total current assets	261,294	212,024

Property, plant and equipment — net	510,756	515,151
Goodwill — net	224,949	226,593
Notes receivable	28,639	29,131
Investments in affiliates	14,024	14,496
Other assets — net	7,550	6,518

Total assets	$1,047,212	$1,003,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,975	$36,496
Accrued expenses	55,788	56,796
Income taxes payable	10,497	—
Fair value of commodity derivative instruments	12,043	2,018
Current portion of decommissioning liabilities	11,083	23,588
Current maturities of long-term debt	11,810	11,810

Total current liabilities	136,196	130,708

Deferred income taxes	97,354	103,372
Decommissioning liabilities	93,904	90,430
Long-term debt	239,001	244,906
Other long-term liabilities	4,243	618

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 77,777,340 shares at June 30, 2005, and 76,766,303 at December 31, 2004	78	77
Additional paid in capital	408,193	398,073
Accumulated other comprehensive income (loss), net	(6,865)	2,884
Retained earnings	75,108	32,845

Total stockholders’ equity	476,514	433,879

Total liabilities and stockholders’ equity	$1,047,212	$1,003,913

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2005 and 2004
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	2005	2004	2005	2004
Oilfield service and rental revenues	$160,522	$130,892	$307,814	$242,648
Oil and gas revenues	29,478	6,653	55,433	11,356

Total revenues	190,000	137,545	363,247	254,004

Cost of oilfield services and rentals	79,561	72,856	153,174	137,119
Cost of oil and gas sales	11,091	4,288	23,896	6,730

Total cost of services, rentals and sales	90,652	77,144	177,070	143,849

Depreciation, depletion, amortization and accretion	23,580	15,877	45,977	30,651
General and administrative expenses	33,166	25,796	65,550	49,988
Gain on sale of liftboats	3,269	—	3,269	—

Income from operations	45,871	18,728	77,919	29,516
Other income (expense):
Interest expense, net	(5,518)	(5,523)	(11,093)	(11,073)
Interest income	407	457	731	898
Equity in income of affiliates, net	259	281	778	304
Reduction in value of investment in affiliate	(1,250)	—	(1,250)	—

Income before income taxes	39,769	13,943	67,085	19,645

Income taxes	14,715	5,229	24,822	7,367

Net income	$25,054	$8,714	$42,263	$12,278

Basic earnings per share	$0.32	$0.12	$0.55	$0.17

Diluted earnings per share	$0.32	$0.12	$0.53	$0.16

Weighted average common shares used in computing earnings per share:
Basic	77,704	74,471	77,544	74,342
Incremental common shares from stock options	1,427	727	1,513	723

Diluted	79,131	75,198	79,057	75,065

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004
(in thousands)
(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$42,263	$12,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	45,977	30,651
Deferred income taxes	(98)	4,334
Equity in earnings of affiliates, net	(778)	(304)
Reduction in value of investment in affiliate	1,250	—
Gain on sale of liftboats	(3,269)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(6,542)	(2,435)
Other — net	(8,738)	(2,938)
Accounts payable	(1,360)	(1,293)
Accrued expenses	2,363	8,356
Decommissioning liabilities	(8,199)	(5,250)
Income taxes	16,789	400

Net cash provided by operating activities	79,658	43,799

Cash flows from investing activities:
Payments for capital expenditures	(60,112)	(32,488)
Acquisitions of businesses, net of cash acquired	(5,273)	(11,794)
Cash proceeds from the sale of liftboats, net	19,313	—
Other	(1,208)	—

Net cash used in investing activities	(47,280)	(44,282)

Cash flows from financing activities:
Principal payments on long-term debt	(5,905)	(7,105)
Proceeds from exercise of stock options	6,427	3,269

Net cash provided by (used in) financing activities	522	(3,836)

Effect of exchange rate changes on cash	(304)	7

Net increase (decrease) in cash	32,596	(4,312)
Cash and cash equivalents at beginning of period	15,281	19,794

Cash and cash equivalents at end of period	$47,877	$15,482

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Six months Ended June 30, 2005 and 2004
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
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the six months ended June 30, 2005 and 2004 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2005 presentation.
(2) Stock-Based and Long-Term Compensation
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$25,054	$8,714	$42,263	$12,278
Stock-based employee compensation expense, net of tax	(218)	(267)	(306)	(534)

Pro forma net income	$24,836	$8,447	$41,957	$11,744

Basic earnings per share:
Earnings, as reported	$0.32	$0.12	$0.55	$0.17
Stock-based employee compensation expense, net of tax	(0.01)	(0.01)	(0.01)	(0.01)

Pro forma earnings per share	$0.31	$0.11	$0.54	$0.16

Diluted earnings per share:
Earnings, as reported	$0.32	$0.12	$0.53	$0.16
Stock-based employee compensation expense, net of tax	(0.01)	(0.01)	(0.01)	(0.01)

Pro forma earnings per share	$0.31	$0.11	$0.52	$0.15

Black-Scholes option pricing model assumptions:
Risk free interest rate	3.85%	*	3.85%	*
Expected life (years)	6	*	6	*
Volatility	38.91%	*	38.91%	*
Dividend yield	—	*	—	*
(*There were no stock option grants during the three or six months ended June 30, 2004.)
Long-Term Incentive Plan
In May 2005, the Company’s stockholders approved the 2005 Stock Incentive Plan (“2005 Incentive Plan”) to provide long-term incentives to its officers, key employees, consultants and advisers (“Eligible Participants”). Under the 2005 Incentive Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants for up to 4,000,000 shares of common stock. The Compensation Committee of the Board of Directors establishes the term and the exercise price of any stock options granted under the 2005 Incentive Plan, provided the exercise price may not be less than the fair market value of the common stock on the date of grant. On June 24, 2005 the Compensation Committee awarded approximately 864,000 non-qualified stock options to Eligible Participants under the 2005 Incentive Plan.
On June 24, 2005, the Compensation Committee also awarded approximately 32,000 performance share units (“Units”). The performance period for the Units runs from January 1, 2005 through December 31, 2007. The two performance measures applicable to all participants are the Company’s return on invested capital and total shareholder return relative to those of the Company’s pre-defined “peer group.” Participants can earn from $0 to $200 per Unit, as determined by the Company’s achievement of the performance measures. The Units provide for settlement in cash or up to 50% in equivalent value in Company common stock, if the participant has met specified continued service requirements. The Company’s compensation expense related to the grant of the Units was not material for the six months ended June 30, 2005.
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
(4) Gain on Sale of Liftboats
During the quarter ended June 30, 2005, the Company sold 17 of its rental liftboats with leg-lengths from 105 feet to 135 feet for $19.5 million in cash (exclusive of costs to sell). This constituted all of the Company’s rental fleet of liftboats with leg-lengths of 135 feet or less. The Company recorded a gain of $3.3 million as a result of this transaction. The Company may receive up to $0.5 million from the purchaser in the third quarter of 2005 subject to certain provisions related to repair and maintenance costs of the vessels. Any amounts received will increase the gain on the sale of the liftboats.
(5) Investment in Affiliate
The Company is currently considering the sale of its investment in an affiliate. Based on the estimated sales price of the investment, the Company believes there was an other-than-temporary decline in the value of the investment and reduced it by approximately $1.3 million during the quarter ended June 30, 2005.
(6) Acquisitions
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
In 2004, the Company acquired two businesses for an aggregate of $2.8 million in cash consideration in order to enhance the products and services offered by its rental tools segment and well intervention segment. These acquisitions were accounted for as purchases. The estimated fair value of the net assets acquired was approximately $1.0 million in the aggregate, and the excess purchase price over the fair value of net assets of approximately $1.8 million was allocated to goodwill. The results of operations have been included from the respective acquisition dates.
Most of the Company’s business acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies’ respective average earnings before interest, income taxes, depreciation and amortization expense (EBITDA) over a three-year period from the respective date of acquisition. As of June 30, 2005, the maximum additional consideration payable for the Company’s prior acquisitions was approximately $2.8 million, and will be determined and payable through 2007. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company’s financial statements until the amounts are fixed and determinable. The Company does not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements. When the amounts are determined, they are capitalized as part of the purchase price of the related acquisition. In the six months ended June 30, 2005, the Company paid additional consideration of $5.3 million as a result of a prior acquisition, which had been capitalized and accrued in 2004.
Subsequent Event
In July 2005, the Company’s subsidiary, SPN Resources, LLC, acquired additional oil and gas properties through the acquisition of three offshore leases. Under the terms of the transaction, the Company acquired the properties and assumed the related decommissioning liabilities, which have a present value of approximately $12 million. The Company received $3.7 million in cash and will invoice the sellers at agreed upon prices as the decommissioning activities (plug and abandonment and structure removal) are completed.

(7) Segment Information
Business Segments
In 2004, the Company modified its segment disclosure by separating its oil and gas operations from the well intervention segment. This change better reflects the impact of the Company’s increased oil and gas operations and service work created for the other segments, as well as how Company management evaluates the Company’s results of operations. The Company’s reportable segments are as follows: well intervention, rental tools, marine, other oilfield services and oil and gas. The first four segments offer products and services within the oilfield services industry. The well intervention segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services, electric wireline services, hydraulic drilling and workover services, well control services, engineering support, technical analysis and mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The marine segment operates liftboats for production service activities, as well as oil and gas production facility maintenance, construction operations and platform removals. The other oilfield services segment provides contract operations and maintenance services, transportation and logistics services, offshore oil and gas cleaning services, oilfield waste treatment services, dockside cleaning of items, including supply boats, cutting boxes, and process equipment, and manufactures and sells drilling instrumentation and oil spill containment equipment. The oil and gas segment acquires mature oil and gas properties and produces and sells any remaining economic oil and gas reserves prior to the Company’s other segments providing decommissioning services. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s four other segments.
Prior period information has been reclassified to reflect the Company’s current segments. Summarized financial information concerning the Company’s segments for the three and six months ended June 30, 2005 and 2004 is shown in the following tables (in thousands):
Three Months Ended June 30, 2005

				Other		Oil & Gas
	Well	Rental		Oilfield		Eliminations	Consolid.
	Interven.	Tools	Marine	Services	Oil & Gas	& Unallocated	Total

Revenues	$60,652	$61,122	$18,285	$24,367	$29,478	$(3,904)	$190,000
Cost of services, rentals and sales	33,863	18,877	12,466	18,259	11,091	(3,904)	90,652
Depreciation, depletion, amortization and accretion	3,659	10,460	2,017	866	6,578	—	23,580
General and administrative expense	12,667	13,027	2,107	3,781	1,584	—	33,166
Gain on sale of liftboats	—	—	3,269	—	—	—	3,269
Income from operations	10,463	18,758	4,964	1,461	10,225	—	45,871
Interest expense, net	—	—	—	—	—	(5,518)	(5,518)
Interest income	—	—	—	—	263	144	407
Equity in income of affiliates, net	—	259	—	—	—	—	259
Reduction in value of investment	—	(1,250)	—	—	—	—	(1,250)

Income before income taxes	$10,463	$17,767	$4,964	$1,461	$10,488	$(5,374)	$39,769

Three Months Ended June 30, 2004

				Other		Oil & Gas
	Well	Rental		Oilfield		Eliminations	Consolid.
	Interven.	Tools	Marine	Services	Oil & Gas	& Unallocated	Total

Revenues	$48,549	$43,831	$17,692	$22,869	$6,653	$(2,049)	$137,545
Cost of services, rentals and sales	30,130	14,156	12,660	17,959	4,288	(2,049)	77,144
Depreciation, depletion, amortization and accretion	3,409	7,820	1,831	965	1,852	—	15,877
General and administrative expense	9,963	10,117	1,870	3,698	148	—	25,796
Income from operations	5,047	11,738	1,331	247	365	—	18,728
Interest expense, net	—	—	—	—	—	(5,523)	(5,523)
Interest income	—	—	—	—	427	30	457
Equity in income of affiliates, net	—	281	—	—	—	—	281

Income before income taxes	$5,047	$12,019	$1,331	$247	$792	$(5,493)	$13,943

Six Months Ended June 30, 2005

				Other		Oil & Gas
	Well	Rental		Oilfield		Eliminations	Consolid.
	Interven.	Tools	Marine	Services	Oil & Gas	& Unallocated	Total

Revenues	$118,987	$113,749	$38,083	$46,148	$55,433	$(9,153)	$363,247
Cost of services, rentals and sales	65,861	36,411	24,396	35,659	23,896	(9,153)	177,070
Depreciation, depletion, amortization and accretion	7,380	20,370	4,120	1,724	12,383	—	45,977
General and administrative expense	24,505	25,621	4,215	8,146	3,063	—	65,550
Gain on sale of liftboats	—	—	3,269	—	—	—	3,269
Income from operations	21,241	31,347	8,621	619	16,091	—	77,919
Interest expense, net	—	—	—	—	—	(11,093)	(11,093)
Interest income	—	—	—	—	555	176	731
Equity in income of affiliates, net	—	778	—	—	—	—	778
Reduction in value of investment	—	(1,250)	—	—	—	—	(1,250)

Income before income taxes	$21,241	$30,875	$8,621	$619	$16,646	$(10,917)	$67,085

Six Months Ended June 30, 2004

				Other		Oil & Gas
	Well	Rental		Oilfield		Eliminations	Consolid.
	Interven.	Tools	Marine	Services	Oil & Gas	& Unallocated	Total

Revenues	$89,180	$82,563	$31,303	$42,727	$11,356	$(3,125)	$254,004
Cost of services, rentals and sales	54,098	26,769	24,289	35,088	6,730	(3,125)	143,849
Depreciation, depletion, amortization and accretion	6,721	15,237	3,554	1,894	3,245	—	30,651
General and administrative expense	19,204	19,695	3,255	7,102	732	—	49,988
Income (loss) from operations	9,157	20,862	205	(1,357)	649	—	29,516
Interest expense, net	—	—	—	—	—	(11,073)	(11,073)
Interest income	—	—	—	—	849	49	898
Equity in income of affiliates, net	—	304	—	—	—	—	304

Income (loss) before income taxes	$9,157	$21,166	$205	$(1,357)	$1,498	$(11,024)	$19,645

Identifiable Assets

				Other
	Well	Rental		Oilfield			Consolidated
	Interven.	Tools	Marine	Services	Oil & Gas	Unallocated	Total

June 30, 2005	$257,810	$399,551	$168,963	$58,600	$154,910	$7,378	$1,047,212

December 31, 2004	$258,870	$357,762	$184,928	$54,561	$141,179	$6,613	$1,003,913

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
Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
United States	$168,087	$116,280	$319,955	$217,379
Other Countries	21,913	21,265	43,616	36,625

Total	$190,000	$137,545	$363,571	$254,004

Long-Lived Assets:

	June 30,	December 31,
	2005	2004
United States	$472,731	$479,812
Other Countries	38,025	35,339

Total	$510,756	$515,151

(8) Debt
The Company has a bank credit facility consisting of term loans in an aggregate amount of $33.0 million outstanding at June 30, 2005, and a revolving credit facility of $75 million, none of which was outstanding at June 30, 2005. The term loans require principal payments of $2.8 million each quarter through June 30, 2008. Any balance outstanding on the revolving credit facility is due on August 13, 2006. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens, incur additional indebtedness or assume additional decommissioning liabilities. Subsequent to quarter-end, the Company amended the bank credit facility to increase the capital expenditure limitation for 2005 from $60 million to $110 million, and the lenders retroactively granted a waiver through 2005 allowing the Company to incur capital expenditures exceeding $60 million. The Company also has letters of credit outstanding of approximately $8.4 million at June 30, 2005, which reduce the borrowing availability under its revolving credit facility. At June 30, 2005, the Company was in compliance with all such covenants, as amended or waived.
The Company has $17.8 million outstanding in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000, on every June 3rd and December 3rd through June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with this agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. At June 30, 2005, the Company was in compliance with all such covenants. This long-term financing ranks equally with the bank credit facility.
The Company also has outstanding $200 million of 8 7/8% unsecured senior notes due 2011. The indenture governing the notes requires semi-annual interest payments, on every May 15th and November 15th through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent the Company from incurring additional debt, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.25 to 1, except that the Company may incur additional debt in addition to the senior notes in an amount equal to 30% of its net tangible assets as defined, which was approximately $192 million at June 30, 2005. The indenture also contains covenants that restrict the Company’s ability to create certain liens, sell assets or enter into certain mergers or acquisitions. At June 30, 2005, the Company was in compliance with all such covenants.
(9) Hedging Activities
The Company enters into hedging transactions with major financial institutions to secure a commodity price for a portion of future production and to reduce its exposure to fluctuations in the price of oil. The Company does not enter into derivative transactions for trading purposes. Crude oil hedges are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the New York Mercantile Exchange (NYMEX) for each month. The Company had no natural gas hedges as of June 30, 2005. The Company uses financially-settled crude oil swaps and zero-cost collars that provide floor and ceiling prices with varying upside price participation. The Company’s swaps and zero-cost collars are designated and accounted for as cash flow hedges.
With a financially-settled swap, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the hedged price for the transaction, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price of the collar, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. The Company recognizes the fair value of all derivative instruments as assets or liabilities on the balance sheet. Changes in the fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is settled and recorded in revenue. For the six months ended June 30, 2005, hedging settlement payments reduced oil revenues by approximately $3.0 million, and gains or losses recognized due to hedge ineffectiveness were immaterial.
The Company had the following hedging contracts as of June 30, 2005:

Crude Oil Positions
	Instrument	Strike	Volume (Bbls)
Remaining Contract Term	Type	Price (Bbl)	Daily	Total (Bbls)
7/05 - 8/06	Swap	$39.45	1,000 — 1,075	467,676
7/05 - 8/06	Collar	$35.00/$45.60	1,000 — 1,075	467,676
Based on the futures prices quoted at June 30, 2005, the Company expects to reclassify net losses of approximately $7.6 million, net of taxes, into earnings related to the derivative contracts during the next twelve months; however, actual gains or losses recognized may differ materially depending on the movement of commodity pricing over the next twelve months.
(10) Decommissioning Liabilities
The Company records estimated future decommissioning liabilities related to its oil and gas producing properties pursuant to the provisions of Statement of Financial Accounting Standards No. 143 (FAS No. 143), “Accounting for Asset Retirement Obligations.” FAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation (decommissioning liabilities) in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the decommissioning liability is required to be accreted each period to present value. The Company’s decommissioning liabilities consist of costs related to the plugging of wells, the removal of facilities and equipment, including pipeline, and site restoration on oil and gas properties.
The Company estimates the cost that would be incurred if it contracted an unaffiliated third party to plug and abandon wells, abandon the pipelines, decommission and remove the platforms and pipelines and restore the sites of its oil and gas properties, and uses that estimate to record its proportionate share of the decommissioning liability. In estimating the decommissioning liability, the Company performs detailed estimating procedures, analysis and engineering studies. Whenever practical, the Company utilizes its own equipment and labor services to perform well abandonment and decommissioning work. When the Company performs these services, all recorded intercompany revenues are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is abandoned. The recorded liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the recorded liability exceeds (or is less than) the Company’s out-of-pocket costs, then the difference is reported as income (or loss) within revenue during the period in which the work is performed. The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liability have changed materially. The timing and amounts of these cash flows are estimates, and changes to these estimates may result in additional (or decreased) liabilities recorded, which in turn would increase (or decrease) the carrying values of the related oil and gas properties. The following table summarizes the activity for the Company’s decommissioning liabilities for the six months ended June 30, 2005 and 2004 (amounts in thousands):

	Six Months Ended
	June 30,
	2005	2004
Total decommissioning liabilities at December 31, 2004 and 2003, respectively	$114,018	$38,853
Liabilities acquired and incurred	—	14,436
Liabilities settled	(8,200)	(5,250)
Accretion	2,125	1,038
Revision in estimated liabilities	(2,956)	—

Total decommissioning liabilities at June 30, 2005 and 2004, respectively	104,987	49,077
Current portion of decommissioning liabilities at June 30, 2005 and 2004, respectively	11,083	16,292

Long-term portion of decommissioning liabilities at June 30, 2005 and 2004, respectively	$93,904	$32,785

(11) Notes Receivable
Notes receivable consist primarily of commitments from the sellers of oil and gas properties for the abandonment of the acquired properties. Pursuant to the agreement between the Company and a seller, the Company will invoice the seller agreed upon amounts during the course of decommissioning (abandonment and structure removal). These receivables are recorded at present value, and the related discounts are amortized to interest income, based on the expected timing of the decommissioning.
(12) Other Comprehensive Income
The following tables reconcile the change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 (amounts in thousands):

	Three Months Ended
	June 30,
	2005	2004
Accumulated other comprehensive income, March 31, 2005 and 2004, respectively	$(5,897)	$3,692

Other comprehensive income (loss):
Other comprehensive loss, net of tax Hedging activities:
Adjustment for settled contracts, net of tax of $789 in 2005	1,343	—
Changes in fair value of outstanding hedging positions, net of tax of ($650) in 2005	(1,105)	—
Foreign currency translation adjustment, net of tax of ($708) in 2005 and ($433) in 2004	(1,206)	(800)

Total other comprehensive income (loss)	(968)	(800)

Accumulated other comprehensive income (loss), June 30, 2005 and 2004, respectively	$(6,865)	$2,892

	Six Months Ended
	June 30,
	2005	2004
Accumulated other comprehensive income, December 31, 2004 and 2003, respectively	$2,884	$264

Other comprehensive income (loss):
Other comprehensive loss, net of tax Hedging activities:
Adjustment for settled contracts, net of tax of $1,103 in 2005	1,877	—
Changes in fair value of outstanding hedging positions, net of tax of ($5,697) in 2005	(9,699)	—
Foreign currency translation adjustment, net of tax of ($1,131) in 2005 and $1,735 in 2004	(1,927)	2,628

Total other comprehensive income (loss)	(9,749)	2,628

Accumulated other comprehensive income (loss), June 30, 2005 and 2004, respectively	$(6,865)	$2,892

(13) Commitments and Contingencies
From time to time, the Company is involved in litigation and other disputes arising out of operations in the normal course of business. In management’s opinion, the Company is not involved in any litigation or disputes, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.
(14) Accounting Pronouncements
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
In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 (FIN No. 47), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies that FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN No. 47 to have a material impact on its consolidated financial statements.
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (FAS No. 154), “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS No. 154 to have a material impact on its consolidated financial statements.

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
Executive Summary
We posted our highest ever quarterly revenue, income from operations and net income due to continued expansion of our rental tools business into domestic and international markets, higher oil and gas production and commodity prices, and increased demand for rental tools, production-related services and decommissioning services in our core Gulf of Mexico market area.
Our rental tools segment recorded another quarterly record for revenue and income from operations. This segment benefited from increased demand in our core Gulf of Mexico market as a result of increased drilling activity, which benefited rentals of drilling-related items such as drill pipe, specialty tubulars and associated accessories, on-site accommodations, stabilizers and drill collars. In addition, we continued to increase the scope of our operations domestically in Texas, Oklahoma and Wyoming, and internationally in the North Sea, West Africa and Venezuela.
Revenue increased year-over-year and sequentially for our well intervention segment. Several of our production-related services experienced improved operating performance over the first quarter of 2005, including coiled tubing, data acquisition and hydraulic workover services. The operating margin for this segment was lower sequentially due to some lower margin plug and abandonment, wireline and well control work. A larger percentage of production-related work during the second quarter of 2005 was performed for our traditional customer base and less for our oil and gas subsidiary as compared to the first quarter of 2005. Revenue and income from operations grew for our plug and abandonment services as seasonal demand increased in the shallow water Gulf of Mexico. The second and third quarters typically experience higher activity levels for remedial and plug and abandonment services due to improved weather conditions offshore.
Our marine segment revenue and income from operations (excluding the gain on sale of liftboats) were higher than the second quarter of 2004, but slightly lower than the first quarter of 2005. The year-over-year increase is attributable to higher dayrates. The sequential decline in revenue and income from operations is primarily due to the sale of 17 of our small rental liftboats (leg lengths of 105 feet to 135 feet), and increased shipyard time for several liftboats. The second quarter of 2005 includes only two months of rental activity from the 105 foot class and 120-135 foot class fleet as these 17 liftboats were sold and removed from the fleet effective June 1, 2005.
Revenue and income from operations in our other oilfield services segment were higher than the second quarter of 2004 and first quarter of 2005 due in part to increased volumes of treated and disposed non-hazardous oilfield waste and increased demand for offshore tank and vessel cleaning and dockside and rig cleaning. Income from operations was higher due to an increase in our higher margin environmental services revenue relative to our lower margin property management services revenue.
Our oil and gas segment established a quarterly record for revenue and income from operations as a result of record quarterly production of approximately 662,000 barrels of oil equivalent, net (boe) and higher commodity prices. The record production levels accounted for more than 65% of the revenue increase as compared to the first quarter of 2005.
Comparison of the Results of Operations for the Three Months Ended June 30, 2005 and 2004
For the three months ended June 30, 2005, our revenues were $190.0 million, resulting in net income of $25.1 million or $0.32 diluted earnings per share. For the three months ended June 30, 2004, revenues were $137.5 million and net income was $8.7 million or $0.12 diluted earnings per share. We experienced higher revenue and gross margin in all our segments, especially our oil and gas and rental tools segments.
The following table compares our operating results for the three months ended June 30, 2005 and 2004. Gross margin is calculated by subtracting cost of services from revenue for each of our five business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s four other segments.

	Revenue			Gross Margin
	2005	2004	Change	2005	%	2004	%	Change

Well Intervention	$60,652	$48,549	$12,103	$26,789	44%	$18,419	38%	$8,370
Rental Tools	61,122	43,831	17,291	42,245	69%	29,675	68%	12,570
Marine	18,285	17,692	593	5,819	32%	5,032	28%	787
Other Oilfield Services	24,367	22,869	1,498	6,108	25%	4,910	21%	1,198
Oil and Gas	29,478	6,653	22,825	18,387	62%	2,365	36%	16,022
Less: Oil and Gas Elim.	(3,904)	(2,049)	(1,855)	—	—	—	—	—

Total	$190,000	$137,545	$52,455	$99,348	52%	$60,401	44%	$38,947

The following discussion analyzes our results on a segment basis.
Well Intervention Segment
Revenue for our well intervention segment was $60.7 million for the three months ended June 30, 2005, as compared to $48.5 million for the same period in 2004. This segment’s gross margin percentage increased to 44% for the three months ended June 30, 2005 from 38% for the same period of 2004. We experienced higher revenue for most of our services, especially well control, wireline and coiled tubing services, as production-related activity improved in the Gulf of Mexico. These increases were partially offset by lower hydraulic workover and recompletion service revenue in Trinidad and Australia. The increases in production related activity levels, as well as the increase in demand for higher margin well control services, also contributed to the improvement of the gross margin percentage.
Rental Tools Segment
Revenue for our rental tools segment for the three months ended June 30, 2005 was $61.1 million, a 39% increase over the same period in 2004. The gross margin percentage increased slightly to 69% for the three months ended June 30, 2005 from 68% for the same period in 2004. The increase in revenue is primarily due to increased activity in the Gulf of Mexico, as well as our international and domestic expansion efforts.

Marine Segment
Our marine segment revenue for the three months ended June 30, 2005 increased 3% over the same period in 2004 to $18.3 million. The gross margin percentage for the three months ended June 30, 2005 increased to 32% from 28% for the same period in 2004. The second quarter of 2005 includes two months of rental activity from the 105-foot and the 120 to 135-foot class liftboats. These 17 liftboats were sold effective June 1, 2005. The increases in revenue and gross margin percentage were caused primarily by increases in the fleet’s dayrates. The fleet’s average dayrate increased 29% to approximately $7,370 in the second quarter of 2005 from $5,730 in the second quarter of 2004. The sale of the smaller liftboats also contributed to the increase in average dayrates. The fleet’s average utilization decreased to approximately 73% for the second quarter of 2005 from 76% in the same period in 2004.
Other Oilfield Services Segment
Revenue from our other oilfield services segment for the three months ended June 30, 2005 was $24.4 million, a 7% increase over the $22.9 million in revenue for the same period in 2004. The gross margin percentage increased to 25% in the three months ended June 30, 2005 from 21% in the same period in 2004. The revenue increase is primarily due to increased demand for our waste disposal services. The increase in the segment’s gross margin percentage is due to this increased demand as well as cost saving efforts in our waste disposal services.
Oil and Gas Segment
Oil and gas revenues were $29.5 million in the three months ended June 30, 2005, as compared to $6.7 million in the same period of 2004. The increase in revenue is primarily the result of production from South Pass 60, which was acquired in July 2004, and production from West Delta 79/86, which was acquired in December 2004. In the second quarter of 2005, production was approximately 662,000 boe, as compared to approximately 161,600 boe in the second quarter of 2004. The gross margin percentage increased to 62% in the three months ended June 30, 2005 from 36% in the same period of 2004. This increase is primarily the result of higher commodity prices.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $23.6 million in the three months ended June 30, 2005 from $15.9 million in the same period in 2004. The increase is primarily the result of additional depletion and accretion related to our oil and gas properties from both increased production and acquisitions of oil and gas properties. The increase also results from the depreciation associated with our 2005 and 2004 capital expenditures.
General and Administrative Expenses
General and administrative expenses increased to $33.2 million for the three months ended June 30, 2005 from $25.8 million for the same period in 2004. The increase was primarily related to increased salaries and performance-based incentive compensation and related expenses as a result of our growth, oil and gas acquisitions, geographic expansion, and improved operating performance. Additional increases included higher insurance and Sarbanes-Oxley related compliance costs. General and administrative expenses decreased to 17% of revenue for the three months ended June 30, 2005 from 19% for the same period in 2004.
Gain on Sale of Liftboats
Effective June 1, 2005, we sold all of our rental liftboats with leg-lengths from 105 feet to 135 feet for $19.5 million in cash (exclusive of costs to sell), which resulted in a gain of $3.3 million.
Comparison of the Results of Operations for the Six Months Ended June 30, 2005 and 2004
For the six months ended June 30, 2005, our revenues were $363.2 million, resulting in net income of $42.3 million or $0.53 diluted earnings per share. For the six months ended June 30, 2004, revenues were $254.0 million and net income was $12.3 million or $0.16 diluted earnings per share. We experienced higher revenue and gross margin in all our segments, especially our oil and gas, rental tools and well intervention segments.

The following table compares our operating results for the six months ended June 30, 2005 and 2004. Gross margin is calculated by subtracting cost of services from revenue for each of our five business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s four other segments.

	Revenue			Gross Margin
	2005	2004	Change	2005	%	2004	%	Change

Well Intervention	$118,987	$89,180	$29,807	$53,126	45%	$35,082	39%	$18,044
Rental Tools	113,749	82,563	31,186	77,338	68%	55,794	68%	21,544
Marine	38,083	31,303	6,780	13,687	36%	7,014	22%	6,673
Other Oilfield Services	46,148	42,727	3,421	10,489	23%	7,639	18%	2,850
Oil and Gas	55,433	11,356	44,077	31,537	57%	4,626	41%	26,911
Less: Oil and Gas Elim.	(9,153)	(3,125)	(6,028)	—	—	—	—	—

Total	$363,247	$254,004	$109,243	$186,177	51%	$110,155	43%	$76,022

The following discussion analyzes our results on a segment basis.
Well Intervention Segment
Revenue for our well intervention segment was $119.0 million for the six months ended June 30, 2005, as compared to $89.2 million for the same period in 2004. This segment’s gross margin percentage increased to 45% for the six months ended June 30, 2005 from 39% for the same period of 2004. We experienced higher revenue for almost all of our services as production-related activity improved in the Gulf of Mexico, particularly for the well control, wireline and coiled tubing services. These increases in activity levels, as well as the increase in demand for higher margin well control services, also contributed to the improvement of the gross margin percentage.
Rental Tools Segment
Revenue for our rental tools segment for the six months ended June 30, 2005 was $113.7 million, a 38% increase over the same period in 2004. The gross margin percentage remained unchanged at 68% for the six months ended June 30, 2005 and 2004. The increase in revenue is primarily due to increased activity in the Gulf of Mexico, as well as our international and domestic expansion efforts.
Marine Segment
Our marine segment revenue for the six months ended June 30, 2005 increased 22% over the same period in 2004 to $38.1 million. The gross margin percentage for the six months ended June 30, 2005 increased to 36% from 22% for the same period in 2004. The six months ended June 30, 2005 includes five months of rental activity from the 105-foot and the 120 to 135-foot class liftboats. These 17 liftboats were sold effective June 1, 2005. The increases in revenue and gross margin percentage were caused primarily by increases in the fleet’s dayrates and utilization. The fleet’s average dayrate increased 25% to approximately $7,140 in the six months ended June 30, of 2005 from $5,720 in the same period of 2004. The sale of the smaller liftboats also contributed to the increase in average dayrates. The fleet’s average utilization also increased to approximately 75% for the six months ended June 30, of 2005 from 70% in the same period in 2004.
Other Oilfield Services Segment
Revenue from our other oilfield services segment for the six months ended June 30, 2005 was $46.1 million, an 8% increase over the $42.7 million in revenue for the same period in 2004. The gross margin percentage increased to 23% in the six months ended June 30, 2005 from 18% in the same period in 2004. The revenue increase is primarily due to increased demand for our field management and waste disposal services. The increase in the segment’s gross margin percentage is due to this increased demand as well as cost saving efforts in our waste disposal services.

Oil and Gas Segment
Oil and gas revenues were $55.4 million in the six months ended June 30, 2005 as compared to $11.4 million in the same period of 2004. The increase in revenue is primarily the result of production from South Pass 60, which was acquired in July 2004, and production from West Delta 79/86, which was acquired in December 2004. In the six months ended June 30, 2005, production was approximately 1,263,000 boe as compared to approximately 293,000 boe in the same period of 2004. The gross margin percentage increased to 57% in the six months ended June 30, 2005 from 41% in the same period of 2004. This increase is primarily the result of higher commodity prices.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $46.0 million in the six months ended June 30, 2005 from $30.7 million in the same period in 2004. The increase is primarily a result of depletion and accretion related to our oil and gas properties from both increased production and acquisitions of oil and gas properties. The increase also results from the depreciation associated with our 2005 and 2004 capital expenditures.
General and Administrative Expenses
General and administrative expenses increased to $65.6 million for the six months ended June 30, 2005 from $50.0 million for the same period in 2004. The increase was primarily related to increased salaries and performance-based incentive compensation and related expenses as a result of our growth, oil and gas acquisitions, geographic expansion, and improved operating performance. Additional increases included higher insurance and Sarbanes-Oxley related compliance costs. General and administrative expenses decreased to 18% of revenue for the six months ended June 30, 2005 from 20% for the same period in 2004.
Gain on Sale of Liftboats
Effective June 1, 2005, we sold all of our rental liftboats with leg-lengths from 105 feet to 135 feet for $19.5 million in cash (exclusive of costs to sell), which resulted in a gain of $3.3 million.
Liquidity and Capital Resources
In the six months ended June 30, 2005, we generated net cash from operating activities of $79.7 million as compared to $43.8 million in the same period of 2004. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $47.9 million at June 30, 2005 compared to $15.3 million at December 31, 2004.
We made $60.1 million of capital expenditures during the six months ended June 30, 2005, of which approximately $34.2 million was used to expand and maintain our rental tool equipment inventory. We also made $12.2 million of capital expenditures in our oil and gas segment and $11.8 million of capital expenditures (inclusive of progress payments made on the crane as noted below) to expand and maintain the asset base of our well intervention, marine, and other oilfield services. In addition, we made $1.9 million of capital expenditures on construction and improvements to our facilities.
In March 2005, we contracted to construct a 880-ton derrick barge to support our decommissioning operations on the Outer Continental Shelf. The contracts are for the construction of a 350-foot barge and crane for a price of approximately $22 million. This amount does not include any future change orders, barge outfitting or mobilization costs. Progress payments are made on the crane in accordance with the terms set forth in the contract. Letters of credit are due on the barge based on contract milestones. The contract price will be payable on the barge upon delivery and acceptance. We expect the barge to be available in the Gulf of Mexico late in the third quarter of 2006. We intend to utilize it to remove platforms and structures owned by our subsidiary, SPN Resources, LLC, and compete in the Gulf of Mexico construction market for both installation and removal projects. At June 30, 2005, the total amount of progress payments made on the crane was approximately $4.5 million.
We currently believe that we will make approximately $40 million of capital expenditures, excluding acquisitions and targeted asset purchases, during the remaining six months of 2005 primarily to further expand our rental tool asset base and perform workovers on SPN Resources oil and gas properties. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
We also paid additional consideration for prior acquisitions of $5.3 million, all of which were capitalized and accrued during 2004.
We have a bank credit facility consisting of term loans in an aggregate amount of $33.0 million outstanding at June 30, 2005 and a revolving credit facility of $75 million, none of which was outstanding at June 30, 2005. As of August 1, 2005, these balances were unchanged and the weighted average interest rate under the credit facility was 5.6% per annum. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our capital expenditures, our ability to pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens, incur additional indebtedness or assume additional decommissioning liabilities. On July 29, 2005, we amended the bank credit facility to increase the capital expenditure limitation for 2005 from $60 million to $110 million, and the lenders retroactively granted a waiver through 2005 allowing us to incur capital expenditures exceeding $60 million.
We have $17.8 million outstanding at June 30, 2005 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.
We also have outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments on every May 15th and November 15th through the maturity date of May 15, 2011. The indenture governing the senior notes contains certain covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur debt in addition to the senior notes in an amount equal to 30% of our net tangible assets, which was approximately $192 million at June 30, 2005. The indenture also contains covenants that restrict our ability to create certain liens, sell assets or enter into certain mergers or acquisitions.
The following table summarizes our contractual cash obligations and commercial commitments at June 30, 2005 (amounts in thousands) for our long-term debt (including estimated interest payments), decommissioning liabilities, operating leases and contractual obligations. The decommissioning liability amounts do not give any effect to our contractual right to receive amounts from third parties, which is approximately $30.9 million, when decommissioning operations are performed. We do not have any other material obligations or commitments.

	Remaining
	Six Months
Description	2005	2006	2007	2008	2009	2010	Thereafter

Long-term debt, including estimated interest payments	$16,237	$31,974	$31,308	$25,180	$19,513	$19,461	$229,549
Decommissioning liabilities	9,658	8,883	16,567	5,644	1,279	9,773	53,183
Operating leases	3,023	5,506	3,802	1,922	1,221	1,008	14,588
Derrick barge construction	4,005	13,656	—	—	—	—	—

Total	$32,923	$60,019	$51,677	$32,746	$22,013	$30,242	$297,320

We have no off-balance sheet arrangements other than our potential additional consideration that may be payable as a result of the future operating performances of our acquisitions. At June 30, 2005, the maximum additional consideration payable for our prior acquisitions was approximately $2.8 million. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.
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
In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 (FIN No. 47), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN No. 47 clarifies that FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” requires that an entity recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of FIN No. 47 to have a material impact on our consolidated financial statements.
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (FAS No. 154), “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS No. 154 to have a material impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
Our revenues, profitability and future rate of growth partially depends upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.
We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of June 30, 2005, we had the following contracts in place:

Crude Oil Positions
	Instrument	Strike	Volume (Bbls)
Remaining Contract Term	Type	Price (Bbl)	Daily	Total (Bbls)
7/05 — 8/06	Swap	$39.45	1,000 — 1,075	467,676
7/05 — 8/06	Collar	$35.00/$45.60	1,000 — 1,075	467,676
Our hedged volume as of June 30, 2005 was approximately 52% of our estimated production from proved reserves for the balance of the terms of the contracts. Had these contracts been terminated at June 30, 2005, the estimated loss would have been $9.5 million net of taxes.
We used a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil would have on the fair value of our existing derivative instruments. Based on the derivative instruments outstanding at June 30, 2005, a 10% increase in the underlying commodity price, would increase the estimated loss associated with the commodity derivative instrument by $3.1 million.
Interest Rate Risk
There have been no significant changes in our interest rate risks since the year ended December 31, 2004. For more information, please read the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, our chief financial officer and chief executive officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no material changes to our system of internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect those internal controls subsequent to the date of the most recent evaluation by our chief financial officer and chief executive officer.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of our stockholders was held on May 25, 2005.

(b)	At the annual meeting, the stockholders elected Enoch L. Dawkins, James M. Funk, Terence E. Hall, Ernest E. Howard, III, Richard A. Pattarozzi, and Justin L. Sullivan to serve as directors until the next annual meeting of stockholders.

(c)	At the annual meeting, our stockholders:
(i)	Elected six directors with the following number of votes cast for and withheld from such nominees:

Director	For	Withheld

Enoch L. Dawkins	36,075,946	35,425,269
James M. Funk	66,830,528	4,670,687
Terence E. Hall	65,595,016	5,906,199
Ernest E. Howard, III	63,045,046	8,456,169
Richard A. Pattarozzi	65,337,172	6,164,043
Justin L. Sullivan	66,348,088	5,153,127
(ii)	Approved the 2005 Stock Incentive Plan. The number of votes cast for and against this proposal, as well as the number of abstentions and non-votes, is as follows:

For	Against	Abstentions	Non-Votes

49,145,108	9,817,474	64,393	12,474,240
(iii)	Ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2005. The number of votes cast for and against this proposal, as well as the number of abstentions and non-votes, is as follows:

For	Against	Abstentions	Non-Votes

65,933,444	3,530,406	2,037,364	—
Item 6. Exhibits
(a)	The following exhibits are filed with this Form 10-Q:
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2004).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date: August 5, 2005	By:	/s/	Robert S. Taylor

Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)