Form 10-Q
period 2005-09-30
SUPERIOR ENERGY SERVICES INC
filed 2005-11-08
CIK 886835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number, including area code: (504) 362-4321
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on November 1, 2005 was 79,448,760.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended September 30, 2005

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25

PART II OTHER INFORMATION

Item 6. Exhibits	26
Officer's Certification Pursuant to Section 302
Officer's Certification Pursuant to Section 302
Officer's Certification Pursuant to Section 906
Officer's Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
(in thousands, except share data)

	9/30/05	12/31/04
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$81,391	$15,281
Accounts receivable — net	182,416	156,235
Income taxes receivable	—	2,694
Current portion of notes receivable	4,017	9,611
Prepaid insurance and other	33,482	28,203

Total current assets	301,306	212,024

Property, plant and equipment — net	522,570	515,151
Goodwill — net	224,382	226,593
Notes receivable	28,798	29,131
Investments in affiliates	14,581	14,496
Other assets — net	7,144	6,518

Total assets	$1,098,781	$1,003,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,209	$36,496
Accrued expenses	69,297	56,796
Income taxes payable	9,167	—
Fair value of commodity derivative instruments	17,588	2,018
Current portion of decommissioning liabilities	10,084	23,588
Current maturities of long-term debt	11,810	11,810

Total current liabilities	157,155	130,708

Deferred income taxes	93,175	103,372
Decommissioning liabilities	107,646	90,430
Long-term debt	236,251	244,906
Other long-term liabilities	1,353	618

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 79,444,197 shares at September 30, 2005, and 76,766,303 at December 31, 2004	79	77
Additional paid in capital	428,009	398,073
Accumulated other comprehensive income (loss), net	(9,353)	2,884
Retained earnings	84,466	32,845

Total stockholders’ equity	503,201	433,879

Total liabilities and stockholders’ equity	$1,098,781	$1,003,913

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2005 and 2004
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	2005	2004	2005	2004
Oilfield service and rental revenues	$162,337	$138,310	$470,151	$380,958
Oil and gas revenues	21,764	14,190	77,197	25,546

Total revenues	184,101	152,500	547,348	406,504

Cost of oilfield services and rentals	90,029	75,871	243,203	212,990
Cost of oil and gas sales	11,368	6,540	35,264	13,270

Total cost of services, rentals and sales	101,397	82,411	278,467	226,260

Depreciation, depletion, amortization and accretion	22,883	17,795	68,860	48,446
General and administrative expenses	37,583	29,637	103,133	79,625
Reduction in value of assets	3,244	—	3,244	—
Gain on sale of liftboats	—	—	3,269	—

Income from operations	18,994	22,657	96,913	52,173

Other income (expense):
Interest expense, net	(5,437)	(5,651)	(16,530)	(16,724)
Interest income	739	467	1,470	1,365
Equity in income of affiliates, net	558	588	1,336	892
Reduction in value of investment in affiliate	—	—	(1,250)	—

Income before income taxes	14,854	18,061	81,939	37,706

Income taxes	5,496	6,773	30,318	14,140

Net income	$9,358	$11,288	$51,621	$23,566

Basic earnings per share	$0.12	$0.15	$0.66	$0.32

Diluted earnings per share	$0.12	$0.15	$0.65	$0.31

Weighted average common shares used in computing earnings per share:
Basic	78,707	74,717	77,936	74,469
Incremental common shares from stock options	1,461	969	1,487	743

Diluted	80,168	75,686	79,423	75,212

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2005 and 2004
(in thousands)
(unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$51,621	$23,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	68,860	48,446
Deferred income taxes	(2,748)	9,686
Reduction in value of assets	3,244	—
Equity in income of affiliates	(1,336)	(892)
Reduction in value of investment in affiliate	1,250	—
Gain on sale of liftboats	(3,269)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(18,330)	(16,346)
Other — net	1,791	(500)
Accounts payable	2,924	8,947
Accrued expenses	15,884	18,449
Decommissioning liabilities	(8,199)	(5,250)
Income taxes	23,871	(749)

Net cash provided by operating activities	135,563	85,357

Cash flows from investing activities:
Payments for capital expenditures	(92,960)	(54,131)
Acquisitions of businesses, net of cash acquired	(6,435)	(23,743)
Acquisitions of oil and gas properties, net of cash acquired	3,686	(14,352)
Cash proceeds from the sale of liftboats, net	19,313	—
Other	(1,513)	—

Net cash used in investing activities	(77,909)	(92,226)

Cash flows from financing activities:
Principal payments on long-term debt	(8,655)	(9,855)
Debt acquisition costs	—	(60)
Proceeds from exercise of stock options	17,882	7,963

Net cash provided by (used in) financing activities	9,227	(1,952)

Effect of exchange rate changes on cash	(771)	(9)

Net increase (decrease) in cash	66,110	(8,830)

Cash and cash equivalents at beginning of period	15,281	19,794

Cash and cash equivalents at end of period	$81,391	$10,964

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Nine months Ended September 30, 2005 and 2004
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
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and nine months ended September 30, 2005 and 2004 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2005 presentation.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$9,358	$11,288	$51,621	$23,566
Stock-based employee compensation expense, net of tax	(2,057)	(2,375)	(2,363)	(2,909)

Pro forma net income	$7,301	$8,913	$49,258	$20,657

Basic earnings per share:
Earnings, as reported	$0.12	$0.15	$0.66	$0.32
Stock-based employee compensation expense, net of tax	(0.03)	(0.03)	(0.03)	(0.04)

Pro forma earnings per share	$0.09	$0.12	$0.63	$0.28

Diluted earnings per share:
Earnings, as reported	$0.12	$0.15	$0.65	$0.31
Stock-based employee compensation expense, net of tax	(0.03)	(0.03)	(0.03)	(0.04)

Pro forma earnings per share	$0.09	$0.12	$0.62	$0.27

Black-Scholes option pricing model assumptions:
Risk free interest rate	*	4.28%	3.85%	4.28%
Expected life (years)	*	5	6	5
Volatility	*	65.22%	38.91%	65.22%
Dividend yield	*	—	—	—

(*There were no stock option grants during the three months ended September 30, 2005.)
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
On June 24, 2005, the Compensation Committee also awarded approximately 32,000 performance share units (“Units”). The performance period for the Units runs from January 1, 2005 through December 31, 2007. The two performance measures applicable to all participants are the Company’s return on invested capital and total shareholder return relative to those of the Company’s pre-defined “peer group.” Participants can earn from $0 to $200 per Unit, as determined by the Company’s achievement of the performance measures. The Units provide for settlement in cash or up to 50% in equivalent value in Company common stock, if the participant has met specified continued service requirements. The Company’s compensation expense related to the grant of the Units was approximately $535,000 for the three and nine months ended September 30, 2005.
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
(4) Reduction in Value of Assets
During the quarter ended September 30, 2005, the Company reduced the value of two of its mature oil and gas properties by approximately $2.1 million due to well issues affecting production rates and operating costs. The Company deemed it to be uneconomical to perform additional production enhancement work to maintain production at these properties.
Also during the quarter ended September 30, 2005, the Company’s oil spill containment boom manufacturing facility suffered damage from Hurricane Katrina and experienced difficulty in resuming normal business operations. As a result, the Company elected not to reopen this manufacturing facility and sell the remaining oil spill containment boom inventory. The value of the assets of this business (which consist primarily of inventory and property and equipment) were reduced by approximately $1.1 million to their estimated net realizable value.
(5) Gain on Sale of Liftboats
During the quarter ended June 30, 2005, the Company sold 17 of its rental liftboats with leg-lengths from 105 feet to 135 feet for $19.5 million in cash (exclusive of costs to sell). This constituted all of the Company’s rental fleet of liftboats with leg-lengths of 135 feet or less. The Company recorded a gain of $3.3 million as a result of this transaction.
(6) Investment in Affiliate
The Company believes there was an other-than-temporary decline in the value of its investment in an affiliate and reduced the value of its investment by approximately $1.3 million during the quarter ended June 30, 2005.
Subsequent Event
On November 2, 2005, the Company’s investment in affiliate sold substantially all of its assets. The Company expects to receive approximately $13 million as a result of the sale. Any gain or loss as a result of the sale is not expected to be material and will be recognized in the fourth quarter of 2005.
(7) Acquisitions
In July 2005, the Company acquired a business for an aggregate purchase price of approximately $1.3 million in cash consideration in order to geographically expand the snubbing services offered by its well intervention segment. Additional consideration, if any, will be based upon the average earnings before interest, income taxes, depreciation and amortization expense (EBITDA) over a three-year period, and will not exceed $0.4 million. This acquisition has been accounted for as a purchase and the acquired assets and liabilities have been valued at their estimated fair value. The purchase price preliminarily allocated to net assets was approximately $1.3 million, and no goodwill was recorded. The results of operations have been included from the acquisition date. The pro forma effect of operations of the acquisition when included as of the beginning of the periods presented was not material to the Consolidated Statements of Operations of the Company.
Also in July 2005, the Company’s subsidiary, SPN Resources, LLC, acquired additional oil and gas properties at Galveston 241/255 and High Island A-309 through the acquisition of three offshore Gulf of Mexico leases. Under the terms of the transaction, the Company acquired the properties and assumed the related decommissioning liabilities. The Company received $3.7 million in cash and will invoice the sellers at agreed upon prices as the decommissioning activities (abandonment and structure removal) are completed. The Company preliminarily recorded notes receivable of approximately $2.4 million, decommissioning liabilities of $11.5 million and oil and gas producing assets were recorded at their estimated fair value of $5.4 million. The pro forma effect of operations of the acquisition when included as of the beginning of the periods presented was not material to the Consolidated Statements of Operations of the Company.

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
Most of the Company’s business acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies’ respective average EBITDA over a three-year period from the respective date of acquisition. As of September 30, 2005, the maximum additional consideration payable for the Company’s prior acquisitions was approximately $3.2 million, and will be determined and payable through 2008. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company’s financial statements until the amounts are fixed and determinable. The Company does not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements. When the amounts are determined, they are capitalized as part of the purchase price of the related acquisition. In the nine months ended September 30, 2005, the Company paid additional consideration of $5.3 million as a result of a prior acquisition, which had been capitalized and accrued in 2004.
(8) Segment Information
Business Segments
The Company’s reportable segments are as follows: well intervention, rental tools, marine, other oilfield services and oil and gas. The first four segments offer products and services within the oilfield services industry. The well intervention segment provides plug and abandonment services, coiled tubing services, well pumping and stimulation services, data acquisition services, gas lift services, electric wireline services, hydraulic drilling and workover services, well control services, engineering support, technical analysis and mechanical wireline services that perform a variety of ongoing maintenance and repairs to producing wells, as well as modifications to enhance the production capacity and life span of the well. The rental tools segment rents and sells specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. The marine segment operates liftboats for production service activities, as well as oil and gas production facility maintenance, construction operations and platform removals. The other oilfield services segment provides contract operations and maintenance services, transportation and logistics services, offshore oil and gas cleaning services, oilfield waste treatment services, dockside cleaning of items, including supply boats, cutting boxes, and process equipment and drilling instrumentation equipment. The oil and gas segment acquires mature oil and gas properties and produces and sells any remaining economic oil and gas reserves prior to the Company’s other segments providing decommissioning services. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s four other segments.
Summarized financial information concerning the Company’s segments for the three and nine months ended September 30, 2005 and 2004 is shown in the following tables (in thousands):

Three Months Ended September 30, 2005

				Other		Oil & Gas
	Well	Rental		Oilfield		Eliminations	Consolid.
	Interven.	Tools	Marine	Services	Oil & Gas	& Unallocated	Total

Revenues	$63,361	$61,686	$18,467	$22,487	$21,764	$(3,664)	$184,101
Cost of services, rentals and sales	41,860	21,992	11,839	18,002	11,368	(3,664)	101,397
Depreciation, depletion, amortization and accretion	3,680	10,970	1,987	909	5,337	—	22,883
General and administrative expense	14,400	13,913	2,497	5,401	1,372	—	37,583
Reduction in value of assets	—	—	—	1,100	2,144	—	3,244
Income (loss) from operations	3,421	14,811	2,144	(2,925)	1,543	—	18,994
Interest expense, net	—	—	—	—	—	(5,437)	(5,437)
Interest income	—	—	—	—	294	445	739
Equity in income of affiliates, net	—	558	—	—	—	—	558

Income (loss) before income taxes	$3,421	$15,369	$2,144	$(2,925)	$1,837	$(4,992)	$14,854

Three Months Ended September 30, 2004

				Other		Oil & Gas
	Well	Rental		Oilfield		Eliminations	Consolid.
	Interven.	Tools	Marine	Services	Oil & Gas	& Unallocated	Total

Revenues	$59,861	$42,530	$18,049	$20,354	$14,190	$(2,484)	$152,500
Cost of services, rentals and sales	34,342	15,344	12,193	16,476	6,540	(2,484)	82,411
Depreciation, depletion, amortization and accretion	3,468	8,158	1,856	1,035	3,278	—	17,795
General and administrative expense	11,891	10,886	1,886	4,045	929	—	29,637
Income (loss) from operations	10,160	8,142	2,114	(1,202)	3,443	—	22,657
Interest expense, net	—	—	—	—	—	(5,651)	(5,651)
Interest income	—	—	—	—	434	33	467
Equity in income of affiliates, net	—	588	—	—	—	—	588

Income (loss) before income taxes	$10,160	$8,730	$2,114	$(1,202)	$3,877	$(5,618)	$18,061

Nine Months Ended September 30, 2005

				Other		Oil & Gas
	Well	Rental		Oilfield		Eliminations	Consolid.
	Interven.	Tools	Marine	Services	Oil & Gas	& Unallocated	Total

Revenues	$182,348	$175,435	$56,550	$68,635	$77,197	$(12,817)	$547,348
Cost of services, rentals and sales	107,721	58,403	36,235	53,661	35,264	(12,817)	278,467
Depreciation, depletion, amortization and accretion	11,060	31,340	6,107	2,633	17,720	—	68,860
General and administrative expense	38,905	39,534	6,712	13,547	4,435	—	103,133
Reduction in value of assets	—	—	—	1,100	2,144	—	3,244
Gain on sale of liftboats	—	—	3,269	—	—	—	3,269
Income (loss) from operations	24,662	46,158	10,765	(2,306)	17,634	—	96,913
Interest expense, net	—	—	—	—	—	(16,530)	(16,530)
Interest income	—	—	—	—	849	621	1,470
Equity in income of affiliates, net	—	1,336	—	—	—	—	1,336
Reduction in value of investment	—	(1,250)	—	—	—	—	(1,250)

Income (loss) before income taxes	$24,662	$46,244	$10,765	$(2,306)	$18,483	$(15,909)	$81,939

Nine Months Ended September 30, 2004

				Other		Oil & Gas
	Well	Rental		Oilfield		Eliminations	Consolid.
	Interven.	Tools	Marine	Services	Oil & Gas	& Unallocated	Total

Revenues	$149,041	$125,093	$49,352	$63,081	$25,546	$(5,609)	$406,504
Cost of services, rentals and sales	88,440	42,113	36,482	51,564	13,270	(5,609)	226,260
Depreciation, depletion, amortization and accretion	10,189	23,395	5,410	2,929	6,523	—	48,446
General and administrative expense	31,095	30,581	5,141	11,147	1,661	—	79,625
Income (loss) from operations	19,317	29,004	2,319	(2,559)	4,092	—	52,173
Interest expense, net	—	—	—	—	—	(16,724)	(16,724)
Interest income	—	—	—	—	1,283	82	1,365
Equity in income of affiliates, net	—	892	—	—	—	—	892

Income (loss) before income taxes	$19,317	$29,896	$2,319	$(2,559)	$5,375	$(16,642)	$37,706

Identifiable Assets

				Other
	Well	Rental		Oilfield			Consolidated
	Interven.	Tools	Marine	Services	Oil & Gas	Unallocated	Total

September 30, 2005	$275,334	$426,853	$176,990	$55,071	$157,274	$7,259	$1,098,781

December 31, 2004	$258,870	$357,762	$184,928	$54,561	$141,179	$6,613	$1,003,913

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
United States	$159,858	$129,614	$479,485	$346,993
Other Countries	24,243	22,886	67,863	59,511

Total	$184,101	$152,500	$547,348	$406,504

	September 30,	December 31,
	2005	2004
Long-Lived Assets:
United States	$484,144	$479,812
Other Countries	38,426	35,339

Total	$522,570	$515,151

(9) Debt
The Company has a bank credit facility consisting of term loans in an aggregate amount of $30.3 million outstanding at September 30, 2005, and a revolving credit facility of $75 million, none of which was outstanding at September 30, 2005. The term loans require principal payments of $2.8 million each quarter through June 30, 2008. Any balance outstanding on the revolving credit facility is due on August 13, 2006. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens, incur additional indebtedness or assume additional decommissioning liabilities. During the quarter ended September 30, 2005, the Company amended the bank credit facility to increase the capital expenditure limitation for 2005 from $60 million to $110 million. The Company also has letters of credit outstanding of approximately $11.1 million at September 30, 2005, which reduce the borrowing availability under its revolving credit facility. At September 30, 2005, the Company was in compliance with all such covenants, as amended.
The Company has $17.8 million outstanding in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000, on every June 3rd and December 3rd through June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with this agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. At September 30, 2005, the Company was in compliance with all such covenants. This long-term financing ranks equally with the bank credit facility.
The Company also has outstanding $200 million of 8 7/8% unsecured senior notes due 2011. The indenture governing the notes requires semi-annual interest payments, on every May 15th and November 15th through the maturity date of May 15, 2011. The Company may redeem the notes during the 12-month period commencing May 15, 2006 at 104.438% of the principal amount redeemed. The indenture governing the senior notes contains certain covenants that, among other things, prevent the Company from incurring additional debt, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.25 to 1, except that the Company may incur additional debt in addition to the senior notes in an amount equal to 30% of its net tangible assets as defined, which was approximately $202 million at September 30, 2005. The indenture also contains covenants that restrict the Company’s ability to create certain liens, sell assets or enter into certain mergers or acquisitions. At September 30, 2005, the Company was in compliance with all such covenants.

Subsequent Event
Effective October 31, 2005, the Company amended its bank credit facility to convert the existing term loans and revolving credit facility into a single $150 million revolving credit facility, with an option to increase it to $250 million. Any balance outstanding on the revolving credit facility is due on October 31, 2008.
(10) Hedging Activities
The Company enters into hedging transactions with major financial institutions to secure a commodity price for a portion of future production and to reduce its exposure to fluctuations in the price of oil. The Company does not enter into derivative transactions for trading purposes. Crude oil hedges are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the New York Mercantile Exchange (NYMEX) for each month. The Company had no natural gas hedges as of September 30, 2005. The Company uses financially-settled crude oil swaps and zero-cost collars that provide floor and ceiling prices with varying upside price participation. The Company’s swaps and zero-cost collars are designated and accounted for as cash flow hedges.
With a financially-settled swap, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the hedged price for the transaction, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price of the collar, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. The Company recognizes the fair value of all derivative instruments as assets or liabilities on the balance sheet. Changes in the fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is settled and recorded in revenue. For the nine months ended September 30, 2005, hedging settlement payments reduced oil revenues by approximately $6.5 million, and gains or losses recognized due to hedge ineffectiveness were immaterial.
The Company had the following hedging contracts as of September 30, 2005:

Crude Oil Positions
	Instrument	Strike	Volume (Bbls)
Remaining Contract Term	Type	Price (Bbl)	Daily	Total (Bbls)
10/05 - 8/06	Swap	$39.45	1,000 - 1,050	368,413
10/05 - 8/06	Collar	$35.00/$45.60	1,000 - 1,050	368,413
Based on the futures prices quoted at September 30, 2005, the Company expects to reclassify net losses of approximately $11.1 million, net of taxes, into earnings related to the derivative contracts during the next twelve months; however, actual gains or losses recognized may differ materially depending on the movement of commodity pricing over the next twelve months.
(11) Decommissioning Liabilities
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
The Company estimates the cost that would be incurred if it contracted an unaffiliated third party to plug and abandon wells, abandon the pipelines, decommission and remove the platforms and pipelines and restore the sites of its oil and gas properties, and uses that estimate to record its proportionate share of the decommissioning liability. In estimating the decommissioning liability, the Company performs detailed estimating procedures, analysis and engineering studies. Whenever practical, the Company utilizes its own equipment and labor services to perform well abandonment and decommissioning work. When the Company performs these services, all recorded intercompany revenues are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is abandoned. The recorded liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the recorded liability exceeds (or is less than) the Company’s out-of-pocket costs, then the difference is reported as income (or loss) within revenue during the period in which the work is performed. The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liability have changed materially. The timing and amounts of these cash flows are estimates, and changes to these estimates may result in additional (or decreased) liabilities recorded, which in turn would increase (or decrease) the carrying values of the related oil and gas properties. The following table summarizes the activity for the Company’s decommissioning liabilities for the nine months ended September 30, 2005 and 2004 (amounts in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Total decommissioning liabilities at December 31, 2004 and 2003, respectively	$114,018	$38,853
Liabilities acquired and incurred	11,494	53,642
Liabilities settled	(8,199)	(5,250)
Accretion	3,290	1,939
Revision in estimated liabilities	(2,873)	(1,576)

Total decommissioning liabilities at September 30, 2005 and 2004, respectively	117,730	87,608
Current portion of decommissioning liabilities at September 30, 2005 and 2004, respectively	10,084	10,766

Long-term portion of decommissioning liabilities at September 30, 2005 and 2004, respectively	$107,646	$76,842

(12) Notes Receivable
Notes receivable consist primarily of commitments from the sellers of oil and gas properties for the abandonment of the acquired properties. The Company invoices the seller agreed upon amounts during the course of decommissioning (abandonment and structure removal) in accordance with the applicable agreements with the seller. These receivables are recorded at present value, and the related discounts are amortized to interest income, based on the expected timing of the decommissioning.
(13) Other Comprehensive Income
The following tables reconcile the change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 (amounts in thousands):

	Three Months Ended
	September 30,
	2005	2004
Accumulated other comprehensive income (loss), June 30, 2005 and 2004, respectively	$(6,865)	$2,892

Other comprehensive income (loss):
Other comprehensive loss, net of tax
Hedging activities:
Adjustment for settled contracts, net of tax of $1,294 in 2005	2,203	—
Changes in fair value of outstanding hedging positions, net of tax of ($2,232) in 2005 and ($2,104) in 2004	(3,800)	(3,583)
Foreign currency translation adjustment, net of tax of ($523) in 2005 and ($59) in 2004	(891)	(99)

Total other comprehensive income (loss)	(2,488)	(3,682)

Accumulated other comprehensive income (loss), September 30, 2005 and 2004, respectively	$(9,353)	$(790)

	Nine Months Ended
	September 30,
	2005	2004
Accumulated other comprehensive income, December 31, 2004 and 2003, respectively	$2,884	$264

Other comprehensive income (loss):
Other comprehensive loss, net of tax
Hedging activities:
Adjustment for settled contracts, net of tax of $2,397 in 2005	4,080	—
Changes in fair value of outstanding hedging positions, net of tax of ($7,929) in 2005 and ($2,104) in 2004	(13,499)	(3,583)
Foreign currency translation adjustment, net of tax of ($1,654) in 2005 and $1,676 in 2004	(2,818)	2,529

Total other comprehensive income (loss)	(12,237)	(1,054)

Accumulated other comprehensive income (loss), September 30, 2005 and 2004, respectively	$(9,353)	$(790)

(14) Commitments and Contingencies
From time to time, the Company is involved in litigation and other disputes arising out of operations in the normal course of business. In management’s opinion, the Company is not involved in any litigation or disputes, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.
(15) Accounting Pronouncements
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
The following management’s discussion and analysis of financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility of the oil and gas industry, including the level of offshore exploration, production and development activity; changes in competitive factors affecting our operations; risks associated with the acquisition of mature oil and gas properties, including estimates of recoverable reserves, future oil and gas prices and potential environmental and plugging and abandonment liabilities; seasonality of the offshore industry in the Gulf of Mexico and the long-term effects of Hurricanes Katrina and Rita; our dependence on key personnel and certain customers; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the volatility and risk associated with oil and gas prices; risks of our growth strategy, including the risks of rapid growth and the risks inherent in acquiring businesses and mature oil and gas properties; the effect on our performance of regulatory programs and environmental matters and risks associated with international expansion, including political and economic uncertainties. These and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2004. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.
Executive Summary
The high levels of activity prior to the hurricanes suggested we were on a pace to establish our highest ever quarterly revenues, income from operations and net income. However, the active hurricane season, highlighted by the lingering impact from Hurricanes Katrina and Rita created lost or deferred revenue and resulted in higher expenses. As a result, third quarter revenues were $184.1 million, income from operations was $19.0 million and net income was $9.4 million, or $0.12 diluted earnings per share. We estimate the overall impact from these hurricanes and other weather disruptions during the third quarter was a reduction in diluted earnings per share of between $0.20 and $0.22.
We recorded non-cash charges of $3.2 million for the reduction in value of certain assets including a $2.1 million write down in value of reserves on two of our oil and gas properties and a $1.1 million write down of assets in the other oilfield services segment as a result of our decision to sell the remaining inventory of our oil spill response business. We wrote down the value of two mature properties due to well issues affecting production rates and operating costs. Earlier this year we successfully restored production from wells at those properties after years of being shut-in. However, we determined that it would be uneconomical to perform additional production enhancement work to maintain production.
We experienced increased demand for production-related services such as coiled tubing and hydraulic workover services, higher utilization of our liftboats, increased rentals of drilling-related tools and accessories and record levels of oil and gas production prior to Hurricane Katrina when compared to the second quarter of 2005 and third quarter of 2004.
Despite the unprecedented impact on activity during this year’s hurricane season, revenues increased over the second quarter of 2005 and the third quarter of 2004 for the well intervention, marine and rental tools segment. We estimate that our hurricane-related lost revenue opportunity was in the range of $32.0 million to $35.0 million.

In addition to stronger Gulf of Mexico activity levels, the revenue growth in the well intervention and rental tools segments were due in part to our continued diversification on land and international markets.
Expenses directly related to Hurricanes Katrina and Rita during the third quarter are approximately $6.5 million, including $2.0 million in equipment and facility losses and repairs, $2.0 million in relief aid to more than 560 employees affected by Hurricanes Katrina or Rita, $1.5 million in storm-related payroll expenses, temporary lodging and miscellaneous expenses and $1.0 million in repairs to our oil and gas platforms. We anticipate an additional $5.0 million to $6.0 million in hurricane-related expenses in the fourth quarter, mainly to complete repairs on our oil and gas platforms.
Three of our oil and gas properties suffered significant damage – South Pass 60, Ship Shoal 253 and West Delta 79/80. Repairs have since been completed at West Delta 79/80, and production from all fields, with the exception of South Pass 60 and Ship Shoal 253, is expected to be brought on-line once third-party pipelines, processing plants and refineries can accept production. We anticipate production from South Pass 60 and Ship Shoal 253 should resume prior to year-end.
The hurricane season resulted in unprecedented damage to the energy industry’s Gulf of Mexico infrastructure. It is estimated that more than 100 platforms were destroyed, more than 50 platforms were substantially damaged and more than 20 drilling rigs were destroyed. In addition, oil and gas production has been slowly returning to pre-storm levels after most Gulf of Mexico production was shut-in beginning in late August due to damage to pipelines, processing facilities and refineries.
We believe restoring the Gulf of Mexico energy industry to pre-hurricane status will require multiple phases, including damage assessment; project planning and engineering; platform recovery, salvage and abandonment, as needed; well recovery and abandonment; production restoration; and the resumption of drilling activity. We believe we are well positioned to participate in all phases of oil and gas restoration work in the Gulf of Mexico.
Comparison of the Results of Operations for the Three Months Ended September 30, 2005 and 2004
For the three months ended September 30, 2005, our revenues were $184.1 million, resulting in net income of $9.4 million or $0.12 diluted earnings per share. For the three months ended September 30, 2004, revenues were $152.5 million and net income was $11.3 million or $0.15 diluted earnings per share. We experienced higher revenue and higher gross margin in most of our segments, especially our rental tools and oil and gas segments. Despite our higher revenue and gross margin, we had lower net income and diluted earnings per share primarily as a result of storm-related costs and the reduction in value of assets.
The following table compares our operating results for the three months ended September 30, 2005 and 2004. Gross margin is calculated by subtracting cost of services from revenue for each of our five business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s four other segments.

	Revenue			Gross Margin
	2005	2004	Change	2005	%	2004	%	Change

Well Intervention	$63,361	$59,861	$3,500	$21,501	34%	$25,519	43%	$(4,018)
Rental Tools	61,686	42,530	19,156	39,694	64%	27,186	64%	12,508
Marine	18,467	18,049	418	6,628	36%	5,856	32%	772
Other Oilfield Services	22,487	20,354	2,133	4,485	20%	3,878	19%	607
Oil and Gas	21,764	14,190	7,574	10,396	48%	7,650	54%	2,746
Less: Oil and Gas Elim.	(3,664)	(2,484)	(1,180)	—	—	—	—	—

Total	$184,101	$152,500	$31,601	$82,704	45%	$70,089	46%	$12,615

The following discussion analyzes our results on a segment basis.

Well Intervention Segment
Revenue for our well intervention segment was $63.4 million for the three months ended September 30, 2005, as compared to $59.9 million for the same period in 2004. This segment’s gross margin percentage declined to 34% for the three months ended September 30, 2005 from 43% for the same period of 2004. We experienced higher revenue for most of our production-related services, especially well control, coiled tubing, hydraulic workover and wireline services, as production-related activity improved in the Gulf of Mexico. These increases were partially offset by lower plug and abandonment revenue. The decrease in the gross margin is the result of increased costs related to weather delays and storm-related costs.
Rental Tools Segment
Revenue for our rental tools segment for the three months ended September 30, 2005 was $61.7 million, a 45% increase over the same period in 2004. The gross margin percentage remained unchanged at 64% for the three months ended September 30, 2005 and 2004. We experienced significant increases in revenue from our on-site accommodations, drill pipe and accessories and stabilizers. The increases are primarily the result of significant increases in activity in the Gulf of Mexico, as well as our international and domestic expansion efforts. Our international revenue for the rental tools segment has increased 61% to approximately $15.4 million for the quarter ended September 30, 2005 over the same period of 2004. Our biggest improvements were in the North Sea, Trinidad, Venezuela and Mexico.
Marine Segment
Our marine segment revenue for the three months ended September 30, 2005 increased 2% over the same period in 2004 to $18.5 million. The gross margin percentage for the three months ended September 30, 2005 increased to 36% from 32% for the same period in 2004. Effective June 1, 2005, we sold our 17 rental liftboats in the 105-foot and the 120 to 135-foot classes. The increase in revenue is caused by increased utilization of our fleet’s remaining larger liftboats at higher dayrates offset by fewer liftboats generating revenue. The increase in the gross margin percentage is also caused by increased demand and the sale of our lower margin rental liftboats. The fleet’s average dayrate increased 44% to approximately $9,526 in the third quarter of 2005 from $6,622 in the third quarter of 2004. Increased demand as well as the sale of the smaller liftboats also contributed to the increase in average dayrates. The fleet’s average utilization increased to approximately 76% for the third quarter of 2005 from 69% in the same period in 2004.
Other Oilfield Services Segment
Revenue from our other oilfield services segment for the three months ended September 30, 2005 was $22.5 million, a 10% increase over the $20.4 million in revenue for the same period in 2004. The gross margin percentage increased slightly to 20% in the three months ended September 30, 2005 from 19% in the same period in 2004. The revenue increase is primarily due to increased demand for our waste disposal and field management services. The increase in the segment’s gross margin percentage is due to this increased demand as well as cost saving efforts in our waste disposal services.
Oil and Gas Segment
Oil and gas revenues were $21.8 million in the three months ended September 30, 2005, as compared to $14.2 million in the same period of 2004. The increase in revenue is primarily the result of production from South Pass 60, which was acquired in late-July 2004, and production from West Delta 79/86, which was acquired in December 2004. We also acquired Galveston 241/255 and High Island A-309 in late-July 2005. In the third quarter of 2005, production was approximately 426,800 boe, as compared to approximately 335,900 boe in the third quarter of 2004. The gross margin percentage decreased to 48% in the three months ended September 30, 2005 from 54% in the same period of 2004. This decrease in the gross margin percentage is primarily caused by the higher costs to operate our additional oil and gas properties as well as significant deferred revenue from storm-related down-time of production.

Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $22.9 million in the three months ended September 30, 2005 from $17.8 million in the same period in 2004. The increase is primarily the result of additional depletion and accretion related to our oil and gas properties from both increased production and acquisitions of oil and gas properties. The increase also results from the depreciation associated with our 2005 and 2004 capital expenditures primarily in the rental tools segment.
General and Administrative Expenses
General and administrative expenses increased to $37.6 million for the three months ended September 30, 2005 from $29.6 million for the same period in 2004. Of this increase, $4.5 million is the result of storm-related costs from Hurricanes Katrina and Rita including $1.5 million in equipment and facility losses and repairs, $2.0 million in relief aid to more than 560 employees affected by Hurricanes Katrina or Rita, and $1.0 million in storm-related payroll expenses, temporary lodging and miscellaneous expenses. The remaining increase was primarily related to increased payroll expense and bonus accruals, increased insurance costs and expenses as a result of our growth, oil and gas acquisitions and geographic expansion.
Reduction in Value of Assets
During the quarter ended September 30, 2005, we reduced the value of two of our mature oil and gas properties by approximately $2.1 million, thereby removing the reserve balance associated with these wells. The wells were deemed to be uneconomical to further produce as a result of the estimated costs associated with maintaining production. Also during the quarter ended September 30, 2005, our oil spill containment boom manufacturing facility suffered damage from Hurricane Katrina and experienced difficulty in resuming normal business operations. As a result, we elected not to reopen this manufacturing facility and sell the remaining oil spill containment boom inventory. We reduced the value of the assets of this business (which consist primarily of inventory and property and equipment) by approximately $1.1 million to the estimated net realizable value.
Comparison of the Results of Operations for the Nine Months Ended September 30, 2005 and 2004
For the nine months ended September 30, 2005, our revenues were $547.3 million, resulting in net income of $51.6 million or $0.65 diluted earnings per share. For the nine months ended September 30, 2004, revenues were $406.5 million and net income was $23.6 million or $0.31 diluted earnings per share. We experienced higher revenue and gross margin in all our segments, especially our rental tools, oil and gas and well intervention segments.
The following table compares our operating results for the nine months ended September 30, 2005 and 2004. Gross margin is calculated by subtracting cost of services from revenue for each of our five business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s four other segments.

	Revenue			Gross Margin
	2005	2004	Change	2005	%	2004	%	Change

Well Intervention	$182,348	$149,041	$33,307	$74,627	41%	$60,601	41%	$14,026
Rental Tools	175,435	125,093	50,342	117,032	67%	82,980	66%	34,052
Marine	56,550	49,352	7,198	20,315	36%	12,870	26%	7,445
Other Oilfield Services	68,635	63,081	5,554	14,974	22%	11,517	18%	3,457
Oil and Gas	77,197	25,546	51,651	41,933	54%	12,276	48%	29,657
Less: Oil and Gas Elim.	(12,817)	(5,609)	(7,208)	—	—	—	—	—

Total	$547,348	$406,504	$140,844	$268,881	49%	$180,244	44%	$88,637

The following discussion analyzes our results on a segment basis.

Well Intervention Segment
Revenue for our well intervention segment was $182.3 million for the nine months ended September 30, 2005, as compared to $149.0 million for the same period in 2004. This segment’s gross margin percentage remained unchanged at 41% for the nine months ended September 30, 2005 and 2004. We experienced higher revenue for almost all of our services as production-related activity improved in the Gulf of Mexico, particularly for the well control, wireline and coiled tubing services.
Rental Tools Segment
Revenue for our rental tools segment for the nine months ended September 30, 2005 was $175.4 million, a 40% increase over the same period in 2004. The gross margin percentage increased slightly to 67% for the nine months ended September 30, 2005 compared to 66% for the same period of 2004. We experienced significant increases in revenue from our on-site accommodations, drill pipe and accessories and stabilizers. The increases are primarily the result of significant increases in activity in the Gulf of Mexico, as well as our international and domestic expansion efforts. Our international revenue for the rental tools segment has increased 45% to approximately $37.4 million for the nine months ended September 30, 2005 from the same period of 2004. Our biggest improvements were in the North Sea, Trinidad, Venezuela and Mexico.
Marine Segment
Our marine segment revenue for the nine months ended September 30, 2005 increased 15% over the same period in 2004 to $56.6 million. The gross margin percentage for the nine months ended September 30, 2005 increased to 36% from 26% for the same period in 2004. The nine months ended September 30, 2005 includes only five months of rental activity from the 105-foot and the 120 to 135-foot class liftboats. These 17 rental liftboats were sold effective June 1, 2005. The increase in revenue is caused by increased utilization of our fleet’s remaining larger liftboats at higher dayrates partially offset by fewer liftboats generating revenue for four months of 2005. The increase in the gross margin percentage is also caused by increased demand and the sale of our lower margin rental liftboats. The fleet’s average dayrate increased 29% to approximately $7,788 in the nine months ended September 30, of 2005 from $6,019 in the same period of 2004. Increased demand as well as the sale of the smaller liftboats also contributed to the increase in average dayrates. The fleet’s average utilization also increased to approximately 75% for the nine months ended September 30, of 2005 from 70% in the same period in 2004.
Other Oilfield Services Segment
Revenue from our other oilfield services segment for the nine months ended September 30, 2005 was $68.6 million, a 9% increase over the $63.1 million in revenue for the same period in 2004. The gross margin percentage increased to 22% in the nine months ended September 30, 2005 from 18% in the same period in 2004. The revenue increase is primarily due to increased demand for our field management and waste disposal services. The increase in the segment’s gross margin percentage is due to this increased demand as well as cost saving efforts in our waste disposal services.
Oil and Gas Segment
Oil and gas revenues were $77.2 million in the nine months ended September 30, 2005 as compared to $25.5 million in the same period of 2004. The increase in revenue is primarily the result of production from South Pass 60, which was acquired in July 2004, and production from West Delta 79/86, which was acquired in December 2004. We also acquired Galveston 241/255 and High Island A-309 in late-July 2005. In the nine months ended September 30, 2005, production was approximately 1,690,000 boe as compared to approximately 628,600 boe in the same period of 2004. The gross margin percentage increased to 54% in the nine months ended September 30, 2005 from 48% in the same period of 2004. This increase is primarily the result of higher commodity prices.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $68.9 million in the nine months ended September 30, 2005 from $48.4 million in the same period in 2004. The increase is primarily a result of depletion and accretion related to our oil and gas properties from both increased production and acquisitions of oil and gas properties. The increase also results from the depreciation associated with our 2005 and 2004 capital expenditures primarily in the rental tools segment.
General and Administrative Expenses
General and administrative expenses increased to $103.1 million for the nine months ended September 30, 2005 from $79.6 million for the same period in 2004. Of this increase, $4.5 million is the result of storm related costs from Hurricanes Katrina and Rita in the third quarter of 2005 including $1.5 million in equipment and facility losses and repairs, $2.0 million in relief aid to more than 560 employees affected by the hurricanes and $1.0 million in storm-related payroll expenses, temporary lodging and miscellaneous expenses. The remaining increase was primarily related to increased payroll expense and bonus accruals, increased insurance costs and expenses as a result of our growth, oil and gas acquisitions and geographic expansion. General and administrative expenses decreased to 19% of revenue for the nine months ended September 30, 2005 from 20% for the same period in 2004.
Reduction in Value of Assets
During the quarter ended September 30, 2005, we reduced the value of two of our mature oil and gas properties by approximately $2.1 million, thereby removing the reserve balance associated with these wells. The wells were deemed to be uneconomical to further produce as a result of the estimated costs associated with maintaining production. Also during the quarter ended September 30, 2005, our oil spill containment boom manufacturing facility suffered damage from Hurricane Katrina and experienced difficulty in resuming normal business operations. As a result, we elected not to reopen this manufacturing facility and sell the remaining oil spill containment boom inventory. We reduced the value of the assets of this business (which consist primarily of inventory and property and equipment) by approximately $1.1 million to the estimated net realizable value.
Gain on Sale of Liftboats
Effective June 1, 2005, we sold all of our rental liftboats with leg-lengths from 105 feet to 135 feet for $19.5 million in cash (exclusive of costs to sell), which resulted in a gain of $3.3 million.
Liquidity and Capital Resources
In the nine months ended September 30, 2005, we generated net cash from operating activities of $135.6 million as compared to $85.4 million in the same period of 2004. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $81.4 million at September 30, 2005 compared to $15.3 million at December 31, 2004.
We made $93.0 million of capital expenditures during the nine months ended September 30, 2005, of which approximately $49.1 million was used to expand and maintain our rental tool equipment inventory. We also made $17.2 million of capital expenditures in our oil and gas segment and $23.8 million of capital expenditures, inclusive of $6.7 million in progress payments made on the crane as noted below and $5.6 million for the purchase of a 200-foot class liftboat which we were previously operating, to expand and maintain the asset base of our well intervention, marine, and other oilfield services. In addition, we made $2.9 million of capital expenditures on construction and improvements to our facilities.
In March 2005, we contracted to construct an 880-ton derrick barge to support our decommissioning operations on the Outer Continental Shelf. The contracts are for the construction of a 350-foot barge and crane for a price of approximately $22 million. This amount does not include any future change orders, barge outfitting or mobilization costs. Progress payments are made on the crane in accordance with the terms set forth in the contract. Letters of credit are due on the barge based on contract milestones. The contract price for the barge will be payable upon its delivery and acceptance. We expect the barge to be available in the Gulf of Mexico late in the third quarter of 2006. We intend to utilize it to remove platforms and structures owned by our subsidiary, SPN Resources, LLC, and compete in the Gulf of Mexico construction market for both installation and removal projects. At September 30, 2005, the total amount of progress payments made on the crane was approximately $6.7 million.

We currently believe that we will make approximately $15 to $20 million of capital expenditures, excluding acquisitions and targeted asset purchases, during the remaining three months of 2005 primarily to further expand our rental tool asset base and perform workovers on SPN Resources oil and gas properties. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
We also paid additional consideration for prior acquisitions of $5.3 million, all of which were capitalized and accrued during 2004.
We have a bank credit facility consisting of term loans in an aggregate amount of $30.3 million outstanding at September 30, 2005 and a revolving credit facility of $75 million, none of which was outstanding at September 30, 2005. Effective October 31, 2005, the Company amended its bank credit facility to convert the existing term loans and revolving credit facility into a single $150 million revolving credit facility, with an option to increase it to $250 million. Any balance outstanding on the revolving credit facility is due on October 31, 2008. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. As of November 4, 2005, there was no balance outstanding on this amended credit facility. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens, incur additional indebtedness or assume additional decommissioning liabilities.
We have $17.8 million outstanding at September 30, 2005 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.
We also have outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments on every May 15th and November 15th through the maturity date of May 15, 2011. We may redeem the senior notes during the 12-month period commencing May 15, 2006 at 104.438% of the principal amount redeemed. The indenture governing the senior notes contains certain covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur debt in addition to the senior notes in an amount equal to 30% of our net tangible assets, which was approximately $202 million at September 30, 2005. The indenture also contains covenants that restrict our ability to create certain liens, sell assets or enter into certain mergers or acquisitions.
The following table summarizes our contractual cash obligations and commercial commitments at September 30, 2005 (amounts in thousands) for our long-term debt (including estimated interest payments), decommissioning liabilities, operating leases and contractual obligations. The decommissioning liability amounts do not give any effect to our contractual right to receive amounts from third parties, which is approximately $32.8 million, when decommissioning operations are performed. We do not have any other material obligations or commitments.

	Remaining
	Three
	Months
Description	2005	2006	2007	2008	2009	2010	Thereafter

Long-term debt, including estimated interest payments	$13,049	$32,045	$31,345	$25,186	$19,513	$19,461	$229,549
Decommissioning liabilities	5,287	13,828	20,209	8,628	3,327	12,628	53,823
Operating leases	1,600	5,861	3,940	2,056	1,167	1,009	14,636
Derrick barge construction	445	15,009	—	—	—	—	—

Total	$20,381	$66,743	$55,494	$35,870	$24,007	$33,098	$298,008

We have no off-balance sheet arrangements other than our potential additional consideration that may be payable as a result of the future operating performances of our acquisitions. At September 30, 2005, the maximum additional consideration payable for our prior acquisitions was approximately $3.2 million. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.
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
We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of September 30, 2005, we had the following contracts in place:

Crude Oil Positions
	Instrument	Strike	Volume (Bbls)
Remaining Contract Term	Type	Price (Bbl)	Daily	Total (Bbls)
10/05 - 8/06	Swap	$39.45	1,000 - 1,050	368,413
10/05 - 8/06	Collar	$35.00/$45.60	1,000 - 1,050	368,413
Our hedged volume as of September 30, 2005 was approximately 52% of our estimated production from proved reserves for the balance of the terms of the contracts. Had these contracts been terminated at September 30, 2005, the estimated loss would have been $11.1 million, net of taxes.
We used a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil would have on the fair value of our existing derivative instruments. Based on the derivative instruments outstanding at September 30, 2005, a 10% increase in the underlying commodity price, would increase the estimated loss associated with the commodity derivative instrument by $2.7 million, net of taxes.
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

SUPERIOR ENERGY SERVICES, INC.

Date: November 8, 2005	By: /s/ Robert S. Taylor

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