Form 10-K
period 2005-12-31
SUPERIOR ENERGY SERVICES INC
filed 2006-03-10
CIK 886835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b -2 of the Exchange Act. (Check one):
Large accelerated filer ☐                     Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005 based on the closing price on the New York Stock Exchange on that date was $1,416,844,000.
The number of shares of the registrant’s common stock outstanding on February 28, 2006 was 79,732,091.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A.

SUPERIOR ENERGY SERVICES, INC.
Annual Report on Form 10-K for
the Fiscal Year Ended December 31, 2005

(i)

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties. The forward-looking statements contained in this Annual Report are based on information as of the date of this Annual Report. Many of these forward looking statements relate to future actions, industry trends, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on our business, future operating results and liquidity. We try, whenever possible, to identify such statements by using words such as “anticipate,” “believe,” ”should,” “estimate,” “expect,” “plan,” “project” and similar expressions. We caution you that these statements are only predictions and are not guarantees of future performance. These forward-looking statements and our actual results, developments and business are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated by these statements. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Numerous factors could cause actual results to differ materially from those in the forward-looking statements, including those described under “Item 1A. Risk Factors” below and elsewhere herein.
PART I
Item 1. Business
General
We are a leading provider of specialized oilfield services and equipment focused on serving the drilling-related needs of oil and gas companies primarily through our rental tools segment, and the production-related needs of oil and gas companies through our well intervention, rental tools, marine and other oilfield services segments. In recent years, we have expanded geographically so that we now also have a growing presence in select domestic land and international markets. We also own and operate, through our subsidiary SPN Resources, LLC, mature oil and gas properties in the Gulf of Mexico. Our business is organized into five segments consisting of well intervention services, rental tools, marine services, other oilfield services and oil and gas operations. We believe that we are one of the few companies in the Gulf of Mexico capable of providing the services, tools and liftboats necessary to maintain, enhance and extend the life of offshore producing wells, as well as plug and abandonment services at the end of their life cycle. We believe that our ability to provide our customers with multiple services and to coordinate and integrate their delivery allows us to maximize efficiency, reduce lead-time and provide cost-effective solutions for our customers.
SPN Resources acquires mature, shallow water Gulf of Mexico oil and gas properties from our customers. We believe this service provides our customers with an effective way to dispose of older, non-core properties that provides additional utilization for our well intervention and decommissioning services and our platform management business. We use our production-related services to enhance production and, at the end of a property’s economic life, use our assets to plug wells and decommission properties. Since we operate virtually all of the properties we own, we can schedule work to increase our efficiency and the utilization of our assets and services.
Operations
Well Intervention Services. We provide well intervention services that stimulate oil and gas production using platforms or our liftboats rather than through the use of a drilling rig, which we believe provides a cost advantage to our customers. Our well intervention services include coiled tubing, electric wireline, mechanical wireline, pumping and stimulation, artificial lift, well control, snubbing, recompletion, engineering and well evaluation services. We believe we are the leading provider of mechanical wireline services in the Gulf of Mexico with approximately 190 offshore wireline units, 20 land wireline units and 10 dedicated liftboats configured specifically for wireline services. We also perform both permanent and temporary plug and abandonment services and decommissioning services. We are constructing an 880-ton derrick barge to support SPN Resources’ business and to expand our decommissioning services. We expect the barge to be available late in the third quarter of 2006.
Rental Tools. We are a leading provider of rental tools. We manufacture, sell and rent specialized equipment for use with offshore and onshore oil and gas well drilling, completion, production and workover activities. Through internal growth and acquisitions, we have increased the size and breadth of our rental tool inventory and now have 28 locations in all major staging points in Louisiana and Texas for offshore oil and gas activities in the Gulf of Mexico. Our rental tool segment also has locations domestically in North Louisiana, Oklahoma and Wyoming, and internationally in Venezuela, Trinidad, Mexico, Eastern Canada, the North Sea, the Middle East and West Africa. Our rental tools include pressure control equipment, specialty tubular goods, connecting iron, handling tools, drill pipe, bolting equipment, power swivels, stabilizers, drill collars and on-site accommodations.
Marine Services. We own and operate a fleet of liftboats that we believe is highly complementary to our well intervention services. A liftboat is a self-propelled, self-elevating work platform with legs, cranes and living accommodations. Our fleet consists of 36 liftboats, including 10 liftboats configured specifically for wireline services (included in our well intervention segment) and 26 in our rental fleet with leg-lengths ranging from 145 feet to 250 feet. In June 2005, we sold our 17 rental liftboats in the 105-foot and the 120 to 135-foot classes since we believed they were not core to our production-related services and decommissioning strategies. We are also currently refurbishing a 200-foot class liftboat and anticipate returning it to service during the second quarter of 2006. Our liftboat fleet has leg-lengths and deck spaces that are suited to deliver our production-related bundled services and support customers in their construction, maintenance and other production-enhancement projects. All of our liftboats are currently located in the Gulf of Mexico, but we will reposition some of our larger liftboats to international market areas if opportunities arise.
Other Oilfield Services. We provide a broad range of platform and field management services to the offshore and onshore oil and gas industry, including property management, engineering services, operating labor, transportation, tools and supplies, technical supervision, maintenance, supplemental personnel, and logistics services. We currently provide property management services to approximately 130 offshore facilities in the Gulf of Mexico. We also provide environmental cleaning services, including tank and vessel cleaning and safe vessel entry. We also provide other services, including the manufacture and sale of specialized drilling rig instrumentation, electronic torque and pressure control equipment. Subsequent to year-end, we sold our non-hazardous oilfield waste management business, as it was not core to our production-related services.
Oil and Gas Operations. We acquire mature oil and gas properties in the Gulf of Mexico to provide our customers a cost-effective alternative to the decommissioning process. Owning oil and gas properties provides additional opportunities for our well intervention, decommissioning and platform management services, particularly during periods when demand from our traditional customers is weak due to cyclical or seasonal factors.
Once properties are acquired, we utilize our production-related assets and services to maintain, enhance and extend existing production of these properties. At the end of a property’s economic life, we plug and abandon the wells and decommission and abandon the facilities. As of December 31, 2005, we had interests in 32 offshore blocks containing 58 structures and approximately 140 producing wells.
For additional industry segment financial information, see note 14 to our consolidated financial statements included in Item 8 of this Form 10-K.
Customers
Our customers have primarily been the major and independent oil and gas companies operating on the U.S. continental shelf. Sales to Shell accounted for approximately 10% of our total revenue in 2005. In 2004, no customer accounted for more than 10% of revenue and in 2003, sales to one customer accounted for approximately 11% of our total revenue. We do not believe that the loss of any one customer would have a material adverse effect on our revenues. However, our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers could have a material adverse effect on our business and operations.
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
Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better features, performance, prices or other characteristics than our products and services, or if they would offer to pay more for mature oil and gas properties. Further, if our competitors construct additional liftboats for the Gulf of Mexico market area, it could affect vessel utilization and resulting day rates. Competitive pressures or other factors also may result in significant price competition that could reduce our operating cash flow and earnings. In addition, competition among oilfield service and equipment providers is affected by each provider’s reputation for safety and quality. Although we believe that our reputation for safety and quality service is good, we cannot assure that we will be able to maintain our competitive position.
Health, Safety and Environmental Assurance
We have established health, safety and environmental performance as a corporate priority. Our goal is to be an industry leader in this area by focusing on the belief that all safety and environmental incidents are preventable and an injury-free workplace is achievable by emphasizing correct behavior. We have a company-wide effort to enhance our behavioral safety process and training program and make safety a constant focus of awareness through open communication with all of our offshore and yard employees. In addition, we investigate all incidents with a priority of identifying and implementing the corrective measures necessary to reduce the chance of reoccurrence.
Potential Liabilities and Insurance
Our operations involve a high degree of operational risk, particularly of environmental accidents, personal injury and damage or loss of equipment. Failure or loss of our equipment could result in property damages, personal injury, environmental pollution and other damage for which we could be liable. Litigation arising from the sinking of a liftboat or a catastrophic occurrence, such as a fire, explosion or well blowout, at one of our offshore production facilities or a location where our equipment and services are used may result in large claims for damages in the future. We maintain insurance against risks that we believe is consistent in types and amounts with industry standards and is required by our customers. Changes in the insurance industry in the past few years have led to higher insurance costs and deductibles, as well as lower coverage limits causing us to rely on self insurance against many risks associated with our business. The availability of insurance covering risks we and our competitors typically insure against may continue to decrease forcing us to self insure against more business risks, including the risks associated with hurricanes, and the insurance that we are able to obtain may have higher deductibles, higher premiums, lower limits and more restrictive policy terms.
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
To cover the various obligations of lessees on the Outer Continental Shelf, MMS generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. The cost of these bonds or assurances can be substantial, and there is no assurance that they can be obtained in all cases. We currently have bonded our offshore leases, as required by MMS, consisting of a $3.0 million Area-Wide Bond plus a $300,000 Pipeline Right-of-Way Bond. Currently, we are exempt from supplemental bonding.
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
Employees
As of February 28, 2006, we had approximately 3,200 employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

Facilities
Our corporate headquarters are located on a 17-acre tract in Harvey, Louisiana, which we also use to support our well intervention, marine and rental operations. Our other principal operating facility is located on a 32-acre tract in Broussard, Louisiana, which we use to support our rental tools and well intervention group operations in the Gulf of Mexico. We support the operations conducted by our liftboats from a 3.5-acre maintenance and office facility in New Iberia, Louisiana. We also own certain facilities and lease other office, service and assembly facilities under various operating leases, including a 7-acre office and training facility located in Houston, Texas. We have a total of 76 facilities located in Louisiana, Texas, Oklahoma, Colorado, Wyoming, Venezuela, Australia, Trinidad, Mexico, the North Sea, Eastern Canada, the Middle East and West Africa to support our operations. We believe that all of our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space as may be needed or extending terms when our current leases expire.
Oil and Natural Gas Reserves
The following table presents our estimated net proved oil and natural gas reserves at December 31, 2005 and 2004 and estimated future net revenues and cash flows attributable thereto. Our proved reserves for 2005 and 2004 were estimated by DeGolyer and MacNaughton, independent petroleum engineers. Our proved reserves at December 31, 2003 were not significant.

	As of December 31,
	2005	2004
Total estimated net proved reserves:
Oil (Mbbls)	9,103	9,120
Natural gas (Mmcf)	23,688	29,380
Total (Mboe) (1)	13,051	14,017
Net proved developed reserves (4):
Oil (Mbbls)	7,554	7,731
Natural gas (Mmcf)	21,703	25,542
Total (Mboe) (1)	11,171	11,988
Estimated future net revenues before income taxes (in thousands) (2)	$441,550	$285,437
Standardized measure of discounted future net cash flows (in thousands) (3)	$205,105	$136,507

(1)	Barrel of oil equivalents (boe) are determined using the ratio of 6 thousand cubic feet (mcf) of natural gas to 1 barrel (bbl) of oil or condensate. Mboe, mbbls and mmcf mean a thousand boe, a thousand bbl and a million cubic feet, respectively.

(2)	The December 31, 2005 amount was estimated by DeGolyer and MacNaughton using a period-end crude New York Mercantile Exchange (NYMEX) price of $61.04 per bbl for oil and a NYMEX gas price of $9.44 per million British Thermal units for natural gas, and price differentials provided by us. The December 31, 2004 amount was also estimated by DeGolyer and MacNaughton using a period-end crude NYMEX price of $43.46 per bbl for oil and a Henry Hub gas price of $6.19 per million British Thermal units for natural gas, and price differentials provided by us. Net revenues as they appear in the table are defined as gross revenue, less production taxes, operating expenses and capital costs.

(3)	The standardized measure of discounted future net cash flows, calculated by us, represents the present value of future cash flows after income tax discounted at 10%.

(4)	Net proved developed non-producing reserves at December 31, 2005 were 3,713 mbbls (41% of total net proved oil reserves) and 16,469 mmcf (70% of total net proved gas reserves). Net proved undeveloped reserves as of December 31, 2005 were 1,549 mbbls (17.0% of total net proved oil reserves) and 1,985 mmcf (8.4% of total net proved gas reserves).

Since January 1, 2005 no crude oil or natural gas reserve information has been filed with, or included in any report to any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”). The Company files Form 23, including reserve and other information with the EIA.
Our reserve information is prepared in accordance with guidelines established by the Securities and Exchange Commission, including using prices and costs determined on the date of the actual estimate, without considering hedge contracts in place at the end of the period, and a 10% discount rate to determine the present value of future net cash flow. There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control such as commodity pricing. Therefore, the foregoing reserve information represents only estimates, and is not intended to represent the current market value of our estimated oil and natural gas reserves. We believe that the following factors should be taken into account in reviewing our reserve information: (1) future costs and selling prices will differ from those required to be used in these calculations; (2) actual rates of production achieved in future years may vary significantly from the production rates assumed in the calculations; (3) selection of a 10% discount rate is arbitrary and may not be reasonable as a measure of the relative risk inherent in realizing future net oil and gas revenues; and (4) future net revenues may be subject to different rates of income taxation.
Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that can not be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers often vary. In addition, results of production subsequent to the date of an estimate may justify revising the original estimate. Accordingly, reserve estimates at any point in time are generally different from the quantities of oil and gas that are ultimately produced. The meaningfulness of these estimates depends primarily on the accuracy of the assumptions upon which they were based. Except to the extent we acquire additional properties containing proved reserves, our proved reserves should decline as reserves are produced.
Productive Wells Summary
The following table presents our ownership at December 31, 2005, of productive oil and natural gas wells. Productive wells consist of producing wells and wells capable of production. Thirteen gross oil wells and two gross natural gas wells have dual completions. In the table, “gross” refers to the total wells in which we own an interest and “net” refers to the sum of fractional interests owned in gross wells.

	Total
	Productive Wells
	Gross	Net
Oil	293.00	286.10
Natural gas	53.00	46.33

Total	346.00	332.43

As of December 31, 2005, only approximately 140 of our gross wells were actually producing. Due to the maturity of our properties, a number of our productive wells are not able to produce on a regular basis or without incurring significant additional costs. Accordingly, they may never actually produce.
Acreage
The following table sets forth information as of December 31, 2005 relating to acreage held by us. Developed acreage is assigned to productive wells.

	Gross	Net
	Acreage	Acreage
Developed	133,387	110,458
Undeveloped	5,760	5,760

Total	139,147	116,218

Leases covering 100% of our undeveloped net acreage will expire in 2006.
Drilling Activity
The following table shows our drilling activity for the years ended December 31, 2005, 2004 and 2003. We did not drill any exploratory wells during the periods covered by the table. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to the gross wells multiplied by our working interest in these wells. Well activity refers to the number of wells completed during a fiscal year, regardless of when drilling first commenced. For this table, “completed” refers to the installation of permanent equipment for the production of oil and gas.

	2005		2004		2003
	Gross	Net	Gross	Net (1)	Gross	Net
Development Wells:
Productive	1.00	0.50	3.00	0.06	0.00	0.00
Non-productive	0.00	0.00	0.00	0.00	0.00	0.00

Total	1.00	0.50	3.00	0.06	0.00	0.00

(1)	These wells were proposed and drilled under the supervision of our exploitation partner in an offshore lease in which we have only a 2% working interest.
Costs Incurred in Oil and Natural Gas Activities
The following table displays certain information regarding the costs incurred associated with finding, acquiring and developing our proved oil and natural gas reserves for the years ended December 31, 2005, 2004 and 2003 (in thousands). We acquired our first property in December 2003.

	Years Ended December 31,
	2005	2004	2003
Acquisition of properties — proved	$9,015	$81,356	$5,041
Development costs	19,867	4,707	—

Total costs incurred	$28,882	$86,063	$5,041

Capitalized costs for oil and gas producing activities consist of the following (in thousands):

	2005	2004	2003
Proved properties	$28,882	$86,063	$5,041
Accumulated depreciation, depletion and amortization	(18,065)	(7,156)	(131)

	$10,817	$78,907	$4,910

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
Item 1A. Risk Factors
There are many factors that affect our business and the results of our operations, many of which are beyond our control. If any of the following risks develop into actual events, our business, financial condition, results of operations or cash flows could be adversely affected and the trading price of our common stock could decline.
We are subject to the cyclical nature of the oil and gas industry.
Our business depends primarily on the level of activity by the oil and gas companies in the Gulf of Mexico and along the Gulf Coast. This level of activity has traditionally been volatile as a result of fluctuations in oil and gas prices and their uncertainty in the future. The purchases of the products and services we provide are, to a substantial extent, deferrable in the event oil and gas companies reduce capital expenditures. Therefore, the willingness of our customers to make expenditures is critical to our operations. The levels of such capital expenditures are influenced by:
•	oil and gas prices and industry perceptions of future price levels;

•	the cost of exploring for, producing and delivering oil and gas;

•	the ability of oil and gas companies to generate capital;

•	the sale and expiration dates of offshore leases;

•	the discovery rate of new oil and gas reserves; and

•	local and international political and economic conditions.
Although activity levels in production and development sectors of the oil and gas industry are less immediately affected by changing prices and as a result, less volatile than the exploration sector, producers generally react to declining oil and gas prices by reducing expenditures. This has in the past and may in the future, adversely affect our business. We are unable to predict future oil and gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services and our financial condition, results of operations and cash flows.
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
Our strategy to increase our asset utilization by performing work on our own properties depends on our ability to find, acquire, manage and decommission mature Gulf of Mexico oil and gas properties. Factors that may hinder our ability to acquire these properties include competition, prevailing oil and natural gas prices and the number of properties for sale. Another factor that could hinder our ability to acquire oil and gas properties is our ability to assume additional decommissioning liabilities without posting bonds or providing other financial security to the U.S. Department of Interior, Minerals Management Service, or MMS, or the sellers of these properties, the cost of which may render our proposal unattractive to us or the sellers. In certain instances, the sellers of these properties may have continuing obligations to us that are unsecured, and although we believe these arrangements represent minimal credit risk, we cannot guarantee that any seller will not become a credit risk in the future. If we are unable to find and acquire properties meeting our criteria on acceptable terms to us, we will not be able to increase the utilization of our assets and services by performing work on our own properties during seasonal downtime and when we have available equipment not being utilized by our traditional customer base. We cannot guarantee that we will be able to locate and acquire such properties.
Estimates of our oil and gas reserves and potential liabilities relating to our oil and gas properties may be incorrect.
We acquire mature oil and gas properties in the Gulf of Mexico on an “as is” basis and assume all plugging, abandonment, restoration and environmental liability with limited remedies for breaches of representations and warranties. In addition, we acquire these properties without obtaining bonds, other than as required by MMS to secure the plugging and abandonment obligations. Acquisitions of these properties require an assessment of a number of factors beyond our control, including estimates of recoverable reserves, future oil and gas prices, operating costs and potential environmental and plugging and abandonment liabilities. These assessments are complex and inherently imprecise, and, with respect to estimates of oil and gas reserves, require significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. In addition, since these properties are typically older and near the end of their economic lives, our facilities and operations may be more susceptible to hurricane damage, equipment failure or mechanical problems. In connection with these assessments, we perform due diligence reviews that we believe are generally consistent with industry practices. However, our reviews may not reveal all existing or potential problems. In addition, our reviews may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We may not always discover structural, subsurface, environmental or other problems that may exist or arise.
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
Certain areas in and near the Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Substantially all of our facilities and assets offshore and along the Gulf of Mexico, including the structures and pipelines on our offshore oil and gas properties, are susceptible to damage and/or total loss by these storms. Damage caused by high winds and turbulent seas could potentially cause us to curtail both service and production operations for significant periods of time until damage can be assessed and repaired. Moreover, even if we do not experience direct damage from any of these storms, we may experience disruptions in our operations because customers may curtail their development activities due to damage to their platforms, pipelines and other related facilities.
Due to the losses as a consequence of the hurricanes that occurred in the Gulf of Mexico in 2005 and 2004, we may not be able to obtain future insurance coverage comparable with that of prior years, thus putting us at a greater risk of loss due to severe weather conditions. We are also likely to experience increased cost for available insurance coverage which will likely impose higher deductibles and limit maximum aggregate recoveries for certain perils such as hurricane related windstorm damage or loss. Any significant uninsured losses could have a material adverse effect on our financial position, results of operations and cash flows.
We depend on key personnel.
Our success depends to a great degree on the abilities of our key management personnel, particularly our chief executive and operating officers and other high-ranking executives. The loss of the services of one or more of these key employees could adversely affect us.
We depend on significant customers.
We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. In 2005, Shell accounted for approximately 10% of our total revenue. We did not have a single customer account for more than 10% of our total revenue in 2004 and in 2003, sales to a single customer accounted for approximately 11% of our total revenue. Our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers could have a material adverse effect on our business and operations.
The dangers inherent in our operations and the limits on insurance coverage could expose us to potentially significant liability costs and materially interfere with the performance of our operations.
Our operations are subject to numerous operating risks inherent in the oil and gas industry that could result in substantial losses. These risks include:
•	fires;

•	explosions, blowouts, and cratering;

•	well blowouts;

•	hurricanes and other extreme weather conditions;

•	mechanical problems, including pipe failure;

•	abnormally pressured formations; and

•	environmental accidents, including oil spills, gas leaks or ruptures, uncontrollable flows of oil, gas, brine or well fluids, or other discharges of toxic gases or other pollutants.
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
Any litigation arising from a catastrophic occurrence involving our services, equipment or oil and gas production operations could result in large claims for damages. The frequency and severity of such incidents affect our operating costs, insurability and relationships with customers, employees and regulators. Any increase in the frequency or severity of such incidents, or the general level of compensation awards with respect to such incidents, could affect our ability to obtain projects from oil and gas companies or insurance. We maintain several types of insurance to cover liabilities arising from our services, including onshore and offshore non-marine operations, as well as marine vessel operations. These policies include primary and excess umbrella liability policies with limits of $50 million dollars per occurrence, including sudden and accidental pollution incidents. We also maintain property insurance on our physical assets, including marine vessels, and operating equipment. Successful claims for which we are not fully insured may adversely affect our working capital and profitability.
For our oil and gas operations, we maintain control of well, operators extra expense and pollution liability coverage, to include our liabilities under the federal Oil Pollution Act of 1990, or OPA. Limits maintained for these operations are $50 million per occurrence for well control incidents, and the limit is also $50 million per occurrence for non-well control events. We also maintain property insurance on our physical assets, including offshore production facilities and operating equipment. As a result of the losses caused by recent hurricanes in the Gulf of Mexico, we expect very substantial increases in our costs of insurance, as well as increased deductibles and self-insured retentions. We also expect that upon renewal, this property insurance coverage will be subject to an annual loss limit of $35 million in the aggregate with respect to property damage caused by hurricanes and named storms. We are seeking alternatives to allow us to increase this annual aggregate limit. Any significant uninsured losses could have a material adverse effect on our financial position, results of operations and cash flows.
The cost of many of the types of insurance coverage maintained by us has increased significantly during recent years and resulted in the retention of additional risk by us, primarily through higher insurance deductibles. Very few insurance underwriters offer certain types of insurance coverage maintained by us, and there can be no assurance that any particular type of insurance coverage will continue to be available in the future, that we will not accept retention of additional risk through higher insurance deductibles or otherwise, or that we will be able to purchase our desired level of insurance coverage at commercially feasible rates. Further, due to the losses as a result of hurricanes that occurred in the Gulf of Mexico in 2005 and 2004, we may not be able to obtain future insurance coverage comparable with that of prior years, thus putting us at a greater risk of loss due to severe weather conditions. In addition, we are likely to experience increased cost for available insurance coverage which may impose higher deductibles and limit maximum aggregate recoveries for certain perils such as hurricane related windstorm damage or loss. As a result, we may be forced to modify our risk management program in response to changes in the insurance market, including increased risk retention. Any significant uninsured losses could have a material adverse effect on our financial position, results of operations and cash flows.
The occurrence of any of these risks could also subject us to clean-up obligations, regulatory investigation, penalties or suspension of operations. Further, our operations may be materially curtailed, delayed or canceled as a result of numerous factors, including:
•	the presence of unanticipated pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with governmental requirements; and

•	shortages or delays in obtaining drilling rigs or in the delivery of equipment and services.
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
We are subject to market risk exposure in the pricing applicable to our oil and gas production. Considering the historical and continued volatility and uncertainty of prices received for oil and gas production, we have and may continue to enter into hedging arrangements to reduce our exposure to decreases in the prices of natural gas and oil.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information on properties is contained in Item 1 of this Form 10-K and in note 13 to our consolidated financial statements included in Item 8 of this Form 10-K.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 4A. Executive Officers of Registrant
Terence E. Hall, age 60, has served as our Chairman of the Board and Chief Executive Officer and as a Director since December 1995. From December 1995 to November 2004, Mr. Hall also served as our President.
Kenneth L. Blanchard, age 56, has served as our President since November 2004, and as our Chief Operating Officer since June 2002. Mr. Blanchard also served as one of our Executive Vice Presidents from December 1995 to November 2004.
Robert S. Taylor, age 51, has served as our Chief Financial Officer since January 1996, as one of our Executive Vice Presidents since September 2004, and as our Treasurer since July 1999. He also served as one of our Vice Presidents from July 1999 to September 2004.
A. Patrick Bernard, age 48, has served as one of our Executive Vice Presidents since September 2004. He served as one of our Vice Presidents from June 2003 until September 2004. From July 1999 until June 2003, Mr. Bernard served as the Chief Financial Officer of our wholly-owned subsidiary International Snubbing Services, L.L.C. and its predecessor company.
L. Guy Cook, III, age 37, has served as one of our Executive Vice Presidents since September 2004. He has also served as a Vice President of our wholly owned subsidiary Superior Energy Services, L.L.C. and its predecessor company since August 2000. He served as our Director of Investor Relations from April 1997 to February 2000 and was also responsible for integrating our acquisitions during that time.
James A. Holleman, age 48, has served as one of our Executive Vice Presidents since September 2004. He served as one of our Vice Presidents from July 1999 to September 2004. Since July 1999, Mr. Holleman has served as a Vice President of Superior Energy Services, L.L.C. From 1994 until July 1999, he served as the Chief Operating Officer of Cardinal Services, Inc., which we acquired in July 1999 and is the predecessor to Superior Energy Services, L.L.C.
Gregory L. Miller, age 48, has served as one of our Executive Vice Presidents since September 2004. He also serves as the President of our wholly-owned subsidiary SPN Resources, LLC, which position he has held since April 2003. From January 1991 to April 2003, Mr. Miller served as President and Chief Executive Officer of Optimal Energy, Inc.
Danny R. Young, age 50, has served as one of our Executive Vice Presidents since September 2004. He has also served as Vice President of Health, Safety and Environment and Corporate Services of Superior Energy Services, L.L.C. from January 2002 to May 2005. Prior to joining us, Mr. Young worked for 22 years at BP Amoco.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Information
Our common stock trades on the New York Stock Exchange under the symbol “SPN.” The following table sets forth the high and low sales prices per share of common stock as reported for each fiscal quarter during the periods indicated.

		High	Low
2004

	First Quarter	$10.95	$8.98
	Second Quarter	11.30	8.65
	Third Quarter	12.93	9.98
	Fourth Quarter	15.73	11.95

2005

	First Quarter	$19.75	$14.58
	Second Quarter	18.46	13.71
	Third Quarter	24.10	17.64
	Fourth Quarter	23.98	17.33
As of February 28, 2006, there were 79,732,091 shares of our common stock outstanding, which were held by 127 record holders.
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
Issuer Purchases of Equity Securities
None.

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

	Years Ended December 31,
	2005		2004		2003	2002	2001
Revenues	$735,334	(1)	$564,339	(2)	$500,625	$443,147	$449,042	(3)
Income from operations	125,603		76,289		67,343	57,021	104,953
Income before cumulative effect of change in accounting principle	67,859		35,852		30,514	21,886	51,187
Cumulative effect of change in accounting principle, net	—		—		—	—	2,589	(4)
Net income	67,859		35,852		30,514	21,886	53,776
Net income before cumulative effect of change in accounting principle per share:
Basic	0.87		0.48		0.41	0.30	0.74
Diluted	0.85		0.47		0.41	0.30	0.73
Net income per share:
Basic	0.87		0.48		0.41	0.30	0.78
Diluted	0.85		0.47		0.41	0.30	0.77
Total assets	1,097,250		1,003,913		832,863	727,620	665,520
Long-term debt, less current portion	216,596		244,906		255,516	256,334	269,633
Decommissioning liabilities, less current portion	107,641		90,430		18,756	—	—
Stockholders’ equity	524,374		433,879		368,129	335,342	269,576

(1)	In the year ended December 31, 2005, our subsidiary, SPN Resources, LLC, acquired additional oil and gas properties through the acquisition of interests in 3 offshore Gulf of Mexico leases. Under the terms of the transaction, we received approximately $3.7 million in cash, acquired the properties and assumed the related decommissioning liabilities.

(2)	In the year ended December 31, 2004, our subsidiary, SPN Resources, LLC, acquired additional oil and gas properties through the acquisition of interests in 19 offshore Gulf of Mexico leases. Under the terms of these transactions, we paid approximately $10.7 million (net of approximately $5.0 million cash received), acquired the properties and assumed the related decommissioning liabilities.

(3)	In the year ended December 31, 2001, we made five acquisitions for $108 million in initial aggregate consideration, of which $2 million was paid with common stock. These acquisitions have been accounted for as purchases, and the results of operations have been included from the respective company’s acquisition date.

(4)	In 2001, we changed depreciation methods from the straight-line method to the units of production method on our liftboat fleet. The cumulative effect of this change in accounting principle on prior years resulted in an increase in net income of $2.6 million, net of income taxes of $1.7 million.

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
Executive Summary
We are a leading provider of specialized oilfield services and equipment focused on serving the drilling-related needs of oil and gas companies primarily through our rental tools segment, and the production-related needs of oil and gas companies through our well intervention, rental tools, marine and other oilfield services segments. In recent years, we have expanded geographically so that we now have a growing presence in select domestic land and international markets. We also own and operate, through our subsidiary SPN Resources, LLC, mature oil and gas properties in the Gulf of Mexico.
The oil and gas industry remains highly cyclical and seasonal. Activity levels in our service and rental tools segments are driven primarily by traditional energy industry activity indicators, which include current and expected future commodity prices, drilling rig count, oil and gas production levels, and customers’ capital spending allocated for drilling and production.
The primary factors driving our performance in 2005 were (1) increased customer spending levels on finding and replacing oil and gas reserves due to high commodity prices; (2) increased customer focus on replacing reserves through production-enhancement projects in existing wells; and (3) the active hurricane season, which disrupted a strong Gulf of Mexico market, but created incremental long-term demand for our products and services.
In 2005, activity across all segments increased throughout the year, particularly in the Gulf of Mexico. However, the extraordinarily active hurricane season – highlighted by damage caused by Hurricanes Katrina and Rita – disrupted most Gulf of Mexico-based well intervention service and rental tool activity for almost three months following the storms.
By mid-November, pre-storm Gulf activity levels resumed for well intervention services and rental tools and by year-end demand for most services and tools were exceeding those levels. The marine segment participated in post-storm damage assessment and construction support projects throughout the fourth quarter. By the end of the year, liftboat demand continued to grow due to the post-hurricane construction and repair work, coupled with well intervention work that was deferred prior to the storms. This led to unprecedented dayrates for liftboats as year-end dayrates were 50% higher than rates in August 2005, and 30% higher than dayrates we were generating during the second and third quarters of 2001 when prior peak dayrates were established. Also, for the first time in several years, we were able to achieve meaningful price increases for some of our well intervention services. Financial performance for services has traditionally been driven by volume, or utilization, while pricing improvement has been difficult to achieve. However, pent-up demand and incremental work created by hurricane damage have allowed us to raise prices on some services by as much as 20%.
The active hurricane season also caused significant damage to the industry’s Gulf of Mexico infrastructure. Our participation in the Gulf of Mexico repair efforts include project management; marine and well control engineering; relief well planning, supervision and execution; well intervention planning; offshore supervision and offshore site and activity management; well abandonment; and specialty equipment and tools. In addition, we will provide our liftboats, well intervention services and rental tools to many more projects that we are not managing.
Our oil and gas production remained largely shut-in following the hurricanes due to hurricane damage. During the fourth quarter, we were repairing our properties and awaiting repairs to pipelines owned by third parties. Average production during the second quarter of 2005, prior to the active hurricane season, was approximately 7,200 barrels of oil equivalent (“boe”) per day. However, in the third and fourth quarters, production averaged approximately 4,600 boe per day and 1,100 boe per day, respectively. All of our production is expected to be restored by the end of the first quarter of 2006.

In our other geographic market areas, we benefited from increased levels of customer spending driven by high commodity prices. International revenue was a record $99.3 million, primarily due to continued expansion of our rental tools business in markets such as the North Sea, Venezuela, the Middle East and West Africa and well intervention activity in Australia, Egypt and Venezuela. Approximately 55% of our international revenue is derived from the rental tools segment. The remainder is derived from well intervention services such as hydraulic workover, sidetrack drilling and well control services.
Domestically, we aggressively expanded our rentals of drill pipe, ancillary tubulars, handling tools, stabilizers, and drill collars to market areas in Arkansas, Louisiana, Texas, Oklahoma and Wyoming. Toward the end of the year we expanded our well intervention services in these market areas. Drilling rig counts and production-related spending are expected to grow domestically on land, and we believe we can successfully expand our presence in these market areas. As a result, demand should continue at high levels in the markets in which we compete due to the current high level of commodity prices and our customers’ focus on rapidly replacing oil and gas reserves from reservoirs that deliver the highest returns for the least amount of risk.
In the Gulf of Mexico, activity is expected to remain robust. In the deepwater Gulf, large energy producers continue to fund exploration and drilling programs in an effort to locate and produce large reservoirs of oil and gas. The shallow water Gulf is more mature, providing production-enhancement opportunities for smaller operators.
The mature nature of the shallow water Gulf market should benefit our newly constructed derrick barge – which is expected to be available during the third quarter of 2006 – and increase our ability to acquire additional mature properties. We expect decommissioning activity to accelerate as shallow water wells become uneconomical and platforms must be removed. Mature wells often require significant intervention to enhance, extend and maintain production. The costs of this intervention, coupled with the additional risks associated with hurricanes, may lead many energy producers to re-assess the costs and benefits of owning these mature properties.
Well Intervention Segment
The well intervention segment consists of specialized down-hole services, which are both labor and equipment intensive. While our gross margin percentage tends to be fairly consistent, special projects such as well control can directly increase the gross margin percentage.
Revenue and operating income were 17% and 20% higher, respectively, as compared to 2004 despite significant hurricane-related downtime in the Gulf of Mexico. This downtime was more than offset by strong Gulf of Mexico activity levels during the first half of the year, especially for services such as coiled tubing, mechanical wireline and electric line services, and improved pricing for many services toward the end of the year. In addition, year-over-year performance improved significantly for well control and hydraulic workover services in non-Gulf of Mexico markets.
Rental Tools Segment
The rental tools segment is capital intensive with high operating margins as a result of relatively low operating costs. The largest fixed cost is typically depreciation as there is little labor associated with our rental tools business. Pricing generally does not fluctuate and financial performance is a function of changes in volume rather than pricing.
Revenue increased 43% and operating income increased 68% over 2004. The biggest increases in revenue and operating income were from the rentals of drill pipe, particularly rentals in international markets, as well as rentals of on-site accommodations and handling tools. Rentals outside the Gulf of Mexico represented more than 60% of this segment’s total revenue in 2005.
Marine Segment
The operating costs of our liftboats are relatively fixed and, therefore, gross margin percentages vary significantly from quarter-to-quarter and year-to-year based on changes in dayrates and utilization levels. As an indication of this segment’s performance, our gross margin percentages were 40% in the first quarter, 32% in the second quarter, 36% in the third quarter and 62% in the fourth quarter.
Revenue increased 25% and operating income increased more than 320% over 2004. Liftboat dayrates and utilization steadily increased during the first and second quarters of the year. Activity levels were improving in August prior to Hurricanes Katrina and Rita. Following the storms, dayrates increased to record levels and liftboat utilization averaged approximately 90% during the fourth quarter as our liftboats were used to support our customers’ damage assessment and construction projects.
We sold 17 of our smaller liftboats during the second quarter. These liftboats had lower gross profit percentages than our fleet of larger liftboats.
Other Oilfield Services
More than half of this segment’s revenues are derived from our offshore platform and property management business, a labor-intensive business with low margins. Environmental services, such as dockside vessel and tank cleaning and non-hazardous oilfield waste treatment, comprise most of the other revenue in this segment.
Revenues increased 9% over 2004, but our operating loss increased to $6.8 million from $2.6 million in 2004. This segment’s operating loss would have decreased by approximately $4.9 million if we did not incur non-recurring, non-cash charges related to the sale of our oil spill response assets and the reduction in value of our non-hazardous oilfield waste treatment business as a result of our intent to sell the business. The segment’s customer base operates in the Gulf of Mexico and along the Gulf Coast. The 2005 hurricane season disrupted drilling activity during the last half of the year, adversely impacting production and drilling activity, the primary drivers for our offshore platform and property management business and our environmental businesses, respectively. Also, several of our Gulf Coast facilities suffered hurricane-related damage, limiting our environmental service capabilities during the third and fourth quarters.
Oil and Gas Segment
Through our subsidiary SPN Resources, LLC, we acquire, manage and decommission mature properties in the shallow waters of the Gulf of Mexico. As of December 31, 2005, we had interests in 32 offshore blocks containing 58 structures and approximately 140 producing wells.
The main objective of this business segment is to provide additional opportunities for our products and services, especially during cyclical and seasonal slower periods. Because of the fixed cost nature of our well intervention services, the incremental cost to work on mature properties is far less than it would be for traditional energy producers. This segment provides work for our services, thereby increasing utilization of our own assets by deploying services on our own properties during periods of downtime.
The lease operating expenses for these types of properties are typically relatively high because of the amount of well intervention service work required to enhance, maintain and extend production for mature properties. The gross operating margin is also a function of oil and gas prices.
Revenues were 113% higher and operating income was 76% higher than 2004. Although we benefited from higher commodity prices and more production as a result of properties we acquired in 2004, approximately 744,000 boe of production was deferred as a result of extensive damage caused by the active hurricane season. We did not suffer any permanent damage to wells, and we expect our production to be fully-restored by the end of the first quarter of 2006.
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
Goodwill. In assessing the recoverability of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions adversely change in the future, we may be required to record material impairment charges for these assets not previously recorded. We test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 (FAS No. 142), “Goodwill and Other Intangible Assets.” FAS No. 142 requires that goodwill as well as other intangible assets with indefinite lives no longer be amortized, but instead tested annually for impairment. Our annual testing of goodwill is based on our fair value and carrying value at December 31. We estimate the fair value of each of our reporting units (which are consistent with our reportable segments) using various cash flow and earnings projections. We then compare these fair value estimates to the carrying value of our reporting units. If the fair value of the reporting units exceeds the carrying amount, no impairment loss is recognized. Our estimates of the fair value of these reporting units represent our best estimates based on industry trends and reference to market transactions. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events.
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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments. These estimated allowances are periodically reviewed, on a case by case basis, analyzing the customer’s payment history and information regarding customer’s creditworthiness known to us. In addition, we record a reserve based on the size and age of all receivable balances against which we do not have specific reserves. If the financial condition of our customers was to deteriorate, resulting in their inability to make payments, additional allowances may be required.
Revenue Recognition. We recognize revenue when services or equipment are provided and collectibility is reasonably assured. Services and rentals are generally provided based on fixed or determinable priced purchase orders or contracts with customers. We contract for marine, well intervention and environmental projects either on a day rate or turnkey basis, with a majority of our projects conducted on a day rate basis. Our rental tools are rented on a day rate basis, and revenue from the sale of equipment is recognized when the equipment is shipped. We recognize oil and gas revenue from our interests in producing wells as the commodities are delivered, and the revenue is recorded net of royalties and hedge payments due or inclusive of hedge payments receivable.
Self-Insurance. We self-insure up to certain levels for losses related to workers’ compensation, protection and indemnity, general liability, property damage, and group medical. With the recent tightening in the insurance markets, we have elected to retain more risk by increasing our self-insurance. We accrue for these liabilities based on estimates of the ultimate cost of claims incurred as of the balance sheet date. We regularly review our estimates of reported and unreported claims and provide for losses through reserves. We also have an actuary review our estimates for losses related to workers’ compensation and group medical on an annual basis. While we believe these estimates are reasonable based on the information available, our financial results could be impacted if litigation trends, claims settlement patterns, health care costs and future inflation rates are different from our estimates. Although we believe adequate reserves have been provided for expected liabilities arising from our self-insured obligations, and we believe that we maintain adequate reinsurance coverage, we cannot assure that such coverage will adequately protect us against liability from all potential consequences.
Oil and Gas Properties. Our subsidiary, SPN Resources, LLC, acquires mature oil and gas properties and assumes the related well abandonment and decommissioning liabilities. We follow the successful efforts method of accounting for our investment in oil and natural gas properties. Under the successful efforts method, the costs of successful exploratory wells and leases containing productive reserves are capitalized. Costs incurred to drill and equip developmental wells, including unsuccessful development wells, are capitalized. Other costs such as geological and geophysical costs and the drilling costs of unsuccessful exploratory wells are expensed. SPN Resources’ property purchases are recorded at the value exchanged at closing, combined with an estimate of its proportionate share of the decommissioning liability assumed in the purchase. All capitalized costs are accumulated and recorded separately for each field and allocated to leasehold costs and well costs. Leasehold costs are depleted on a units-of-production basis based on the estimated remaining equivalent proved oil and gas reserves of each field. Well costs are depleted on a units-of-production basis based on the estimated remaining equivalent proved developed oil and gas reserves of each field.
We estimate the third party market value (including an estimated profit) to plug and abandon wells, abandon the pipelines, decommission and remove the platforms and clear the sites, and use that estimate to record our proportionate share of the decommissioning liability. In estimating the decommissioning liabilities, we perform detailed estimating procedures, analysis and engineering studies. Whenever practical, we will utilize the services of our subsidiaries to perform well abandonment and decommissioning work. When these services are performed by our subsidiaries, all recorded intercompany revenues and expenses are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is completely abandoned. The liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the liability exceeds (or is less than) our out-of-pocket costs, the difference is reported as income (or loss) in the period in which the work is performed. We review the adequacy of our decommissioning liability whenever indicators suggest that the estimated cash flows underlying the liability have changed materially. The timing and amounts of these cash flows are subject to changes in the energy industry environment and may result in additional liabilities recorded, which in turn would increase the carrying values of the related properties.

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
Comparison of the Results of Operations for the Years Ended December 31, 2005 and 2004
For the year ended December 31, 2005, our revenues were $735.3 million resulting in net income of $67.9 million or $0.85 diluted earnings per share. For the year ended December 31, 2004, revenues were $564.3 million and net income was $35.9 million or $0.47 diluted earnings per share. We experienced higher revenue and gross margin in all our segments, especially our rental tools, oil and gas and well intervention segments as activity levels increased. However, the extraordinarily active hurricane season disrupted most of our activity for several months following Hurricanes Katrina and Rita.
The following table compares our operating results for the years ended December 31, 2005 and 2004. Gross margin is calculated by subtracting cost of services from revenue for each of our five business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s four other segments.

	Revenue			Gross Margin
	2005	2004	Change	2005	%	2004	%	Change

Well Intervention	$248,576	$211,820	$36,756	$106,242	43%	$89,755	42%	$16,487
Rental Tools	243,536	170,064	73,472	160,974	66%	112,711	66%	48,263
Marine	87,267	69,808	17,459	39,278	45%	20,227	29%	19,051
Other Oilfield Services	91,033	83,870	7,163	19,729	22%	16,077	19%	3,652
Oil and Gas	78,911	37,008	41,903	33,107	42%	15,461	42%	17,646
Less: Oil and Gas Elim	(13,989)	(8,231)	(5,758)	—	—	—	—	—

Total	$735,334	$564,339	$170,995	$359,330	49%	$254,231	45%	$105,099

The following discussion analyzes our operating results on a segment basis.

Well Intervention Segment
Revenue for our well intervention segment was $248.6 million for the year ended December 31, 2005, as compared to $211.8 million for 2004. This segment’s gross margin percentage increased slightly to 43% in 2005 from 42% in 2004. We experienced higher revenue for almost all of our services as production-related activity improved in the Gulf of Mexico, particularly for the well control, hydraulic workover, coiled tubing and wireline services. Activity levels declined in the months following Hurricanes Katrina and Rita, but pre-storm demand levels returned near the end of the year.
Rental Tools Segment
Revenue for our rental tools segment for the year ended December 31, 2005 was $243.5 million, a 43% increase over 2004. The gross margin percentage remained unchanged at 66% for the years ended December 31, 2005 and 2004. We experienced significant increases in revenue from our on-site accommodations, drill pipe and accessories and stabilizers. The increases are primarily the result of significant increases in activity in the Gulf of Mexico, as well as our international and domestic expansion efforts. Although our rental tools segment was negatively impacted from Hurricanes Katrina and Rita in August and September of 2005, activity levels surpassed pre-storm levels for most of our rental tools by the end of the year. Our international revenue for the rental tools segment has increased 108% to approximately $53.6 million for the year ended December 31, 2005 from 2004. Our biggest improvements were in the North Sea, Trinidad, Venezuela and Mexico.
Marine Segment
Our marine segment revenue for the year ended December 31, 2005 increased 25% over 2004 to $87.3 million. The gross margin percentage for the year ended December 31, 2005 increased to 45% from 29% for 2004. The year ended December 31, 2005 includes only five months of rental activity from the 105-foot and the 120 to 135-foot class liftboats. These 17 rental liftboats were sold effective June 1, 2005. The increase in revenue is caused by increased utilization of our fleet’s remaining larger liftboats at higher dayrates partially offset by fewer liftboats generating revenue for seven months of 2005. The increase in the gross margin percentage is also caused by increased demand and the sale of our lower margin rental liftboats. The fleet’s average dayrate increased 47% to approximately $9,223 in the year ended December 31, 2005 from $6,295 in 2004. Increased demand as well as the sale of the smaller liftboats also contributed to the increase in average dayrates. The fleet’s average utilization increased to approximately 78% for the year ended December 31, 2005 from 72% in 2004. Our liftboat fleet experienced strong increases in demand and pricing in the fourth quarter as liftboats were needed for the large amount of construction and repair work in the Gulf of Mexico as a result of hurricane damage.
Other Oilfield Services Segment
Revenue from our other oilfield services segment for the year ended December 31, 2005 was $91.0 million, a 9% increase over the $83.9 million in revenue for 2004. The gross margin percentage increased to 22% in the year ended December 31, 2005 from 19% in 2004. The revenue increase is primarily due to increased demand for our field management and waste disposal services. The increase in the segment’s gross margin percentage is due to the increased demand as well as cost saving efforts in our waste disposal services. This segment incurred an operating loss of approximately $6.8 million, which includes approximately $2.1 million of storm-related general and administrative expenses primarily due to damage to its equipment and facilities from Hurricanes Katrina and Rita and $4.9 million of losses as the result of our decision to sell-off our oil spill response inventory and equipment and our non-hazardous waste disposal service business.
Oil and Gas Segment
Oil and gas revenues were $78.9 million in the year ended December 31, 2005 as compared to $37.0 million in 2004. The increase in revenue is primarily the result of production from South Pass 60, which was acquired in July 2004, and production from West Delta 79/86, which was acquired in December 2004. We also acquired Galveston 241/255 and High Island A-309 in late-July 2005. In the year ended December 31, 2005, production was approximately 1,794,000 boe as compared to approximately 918,000 boe in 2004. The gross margin percentage remained unchanged at 42% for the years ended December 31, 2005 and 2004. The oil and gas segment was affected by significant amounts of curtailed production resulting from the active hurricane seasons the past two years resulting in deferred production as a result of Hurricanes Katrina and Rita in 2005 of approximately 744,000 boe and as a result of Hurricane Ivan in 2004 of approximately 347,000 boe.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $89.3 million in the year ended December 31, 2005 from $67.3 million in 2004. The increase is primarily a result of depletion and accretion related to our oil and gas properties from both increased production and acquisitions of oil and gas properties. The increase also results from the depreciation associated with our 2005 and 2004 capital expenditures primarily in the rental tools segment.
General and Administrative
General and administrative expenses increased to $141.0 million for the year ended December 31, 2005 from $110.6 million in 2004. Of this increase, $5.5 million is the result of storm-related costs from Hurricanes Katrina and Rita in the third and fourth quarters of 2005 including $2.1 million in equipment and facility losses and repairs, $2.0 million in relief aid to more than 560 employees affected by the hurricanes and $1.4 million in storm-related payroll expenses, temporary lodging and miscellaneous expenses. The remaining increase was primarily related to increased payroll and bonus expenses, increased insurance costs and expenses as a result of our growth, oil and gas acquisitions and geographic expansion.
Reduction in Value of Assets
During the year ended December 31, 2005, we reduced the value of two of our mature oil and gas properties by approximately $2.1 million, thereby removing the reserve balance associated with these wells. The wells were deemed to be uneconomical to further produce as a result of the estimated costs associated with maintaining production.
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
In the first quarter of 2006, we sold our non-hazardous oilfield waste subsidiary, Environmental Treatment Team, L.L.C. (ETT) for approximately $18.7 million in cash. We reduced the net asset value of ETT by $3.8 million in 2005 to its approximate sales price.
Gain on Sale of Liftboats
Effective June 1, 2005, we sold all of our rental liftboats with leg-lengths from 105 feet to 135 feet for $19.8 million in cash (exclusive of costs to sell), which resulted in a gain of $3.5 million.
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

	Revenue			Gross Margin
	2004	2003	Change	2004	%	2003	%	Change

Well Intervention	$211,820	$187,271	$24,549	$89,755	42%	$75,941	41%	$13,814
Rental Tools	170,064	141,362	28,702	112,711	66%	95,243	67%	17,468
Marine	69,808	70,370	(562)	20,227	29%	20,056	29%	171
Other Oilfield Services	83,870	100,881	(17,011)	16,077	19%	19,368	19%	(3,291)
Oil and Gas	37,008	741	36,267	15,461	42%	410	55%	15,051
Less: Oil and Gas Elim	(8,231)	—	(8,231)	—	—	—	—	—

Total	$564,339	$500,625	$63,714	$254,231	45%	$211,018	42%	$43,213

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
Liquidity and Capital Resources
In the year ended December 31, 2005, we generated net cash from operating activities of $158.4 million as compared to $91.3 million in 2004. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $54.5 million at December 31, 2005 compared to $15.3 million at December 31, 2004.
We made $125.2 million of capital expenditures during the year ended December 31, 2005, of which approximately $68.5 million was used to expand and maintain our rental tool equipment inventory. We also made $19.7 million of capital expenditures in our oil and gas segment and $32.8 million of capital expenditures, inclusive of $6.7 million in progress payments made on the crane as noted below and $5.6 million for the purchase of a 200-foot class liftboat which we were previously operating, to expand and maintain the asset base of our well intervention, marine and other oilfield services segments. In addition, we made $4.2 million of capital expenditures on construction and improvements to our facilities.
In March 2005, we contracted to construct an 880-ton derrick barge to support our decommissioning operations on the Outer Continental Shelf. The contracts are for the construction of a 350-foot barge and crane for a price of approximately $23 million. This amount does not include any future change orders, barge outfitting or mobilization costs. Progress payments were made on the crane in accordance with the terms set forth in the contract. Letters of credit are due on the barge based on contract milestones. The contract price for the barge will be payable upon its delivery and acceptance. We expect the barge to be available in the Gulf of Mexico late in the third quarter of 2006. We intend to utilize it to remove platforms and structures owned by our subsidiary, SPN Resources, LLC, and compete in the Gulf of Mexico construction market for both installation and removal projects. At December 31, 2005, the total amount of progress payments made on the crane was approximately $6.7 million. We also placed a deposit of approximately $0.6 million on an anchor handling tug for the barge. The remaining balance of approximately $5.3 million is expected to be paid in the first quarter of 2006.
We also paid additional consideration for prior acquisitions of $5.3 million in 2005, all of which were capitalized and accrued during 2004.
We have a bank credit facility consisting of a revolving credit facility of $150 million, with an option to increase it to $250 million. Any balance outstanding on the revolving credit facility is due on October 31, 2008. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. As of February 17, 2006, there was no balance outstanding on this credit facility. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens, incur additional indebtedness or assume additional decommissioning liabilities which would require supplemental bonding.

We have $17.4 million outstanding at December 31, 2005 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.
We also have outstanding $200 million of 8 7/8% senior notes due 2011. The indenture governing the senior notes requires semi-annual interest payments on every May 15th and November 15th through the maturity date of May 15, 2011. We may redeem the senior notes during the 12-month period commencing May 15, 2006 at 104.438% of the principal amount redeemed. The indenture governing the senior notes contains certain covenants that, among other things, prevent us from incurring additional debt, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.25 to 1, except that we may incur debt in addition to the senior notes in an amount equal to 30% of our net tangible assets, which was approximately $208 million at December 31, 2005. The indenture also contains covenants that restrict our ability to create certain liens, sell assets or enter into certain mergers or acquisitions.
The following table summarizes our contractual cash obligations and commercial commitments at December 31, 2005 (amounts in thousands) for our long-term debt (including estimated interest payments), decommissioning liabilities, operating leases and contractual obligations. The decommissioning liability amounts do not give any effect to our contractual right to receive amounts from third parties, which is approximately $31.5 million, when decommissioning operations are performed. We do not have any other material obligations or commitments.

Description	2006	2007	2008	2009	2010	Thereafter

Long-term debt, including estimated interest payments	$19,670	$19,617	$19,565	$19,513	$19,461	$229,549
Decommissioning liabilities	14,268	26,408	7,294	3,831	13,609	56,499
Operating leases	6,360	4,837	2,723	1,667	1,137	14,181
Derrick barge and tug construction	21,263	—	—	—	—	—

Total	$61,561	$50,862	$29,582	$25,011	$34,207	$300,229

We have no off-balance sheet arrangements other than our potential additional consideration that may be payable as a result of the future operating performances of our acquisitions. At December 31, 2005, the maximum additional consideration payable for our prior acquisitions was approximately $2.4 million. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.
We have identified capital expenditure projects that will require approximately $214 million in 2006, exclusive of any acquisitions for, among other things, geographic expansion, the construction of our derrick barge and anchor handling tug, the refurbishment of a 200-foot class liftboat and reserve additions in our oil and gas segment. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
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
Hedging Activities
We enter into hedging transactions with major financial institutions to secure a commodity price for a portion of our future production and to reduce our exposure to fluctuations in the price of oil. We do not enter into hedging transactions for trading purposes. Crude oil hedges are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the New York Mercantile Exchange (NYMEX) for each month. We had no natural gas hedges as of December 31, 2005 and 2004. We use financially-settled crude oil swaps and zero-cost collars that provide floor and ceiling prices with varying upside price participation. Our swaps and zero-cost collars are designated and accounted for as cash flow hedges.
With a financially-settled swap, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. We recognize the fair value of all derivative instruments as assets or liabilities on the balance sheet. Changes in the fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is recognized in oil and gas revenues. For the year ended December 31, 2005, hedging settlement payments reduced oil revenues by approximately $10.2 million dollars and gains or losses due to hedge ineffectiveness were not material.
We had the following hedging contracts as of December 31, 2005:

	Crude Oil Positions
	Instrument	Strike	Volume (Bbls)
Remaining Contract Term	Type	Price (Bbl)	Daily	Total (Bbls)
01/06 - 8/06	Swap	$39.45	1,000 - 1,013	274,388
01/06 - 8/06	Collar	$35.00/$45.60	1,000 - 1,013	274,388
Recently Issued Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board revised its Statement of Financial Accounting Standards No. 123 (FAS No. 123R), “Accounting for Stock Based Compensation.” Under FAS No. 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. This expense will be recognized over the period during which the employee is required to provide service in exchange for the award. Pro forma disclosure of the estimated expense impact of such awards is no longer an alternative to expense recognition in the financial statements. FAS No. 123R is effective for public companies in the first annual period beginning after June 15, 2005, and accordingly, we will adopt the provisions of FAS No. 123R effective January 1, 2006. We anticipate using the modified prospective application transition method, which does not include restatement of prior periods. We expect to record approximately $89,000 of compensation expense in 2006 due to the adoption of FAS No. 123R for share-based awards granted prior to January 1, 2006. We expect the effect of the adoption on future share-based awards to be consistent with the disclosure of pro forma net income and earnings per share as displayed in note 1 of our consolidated financial statements included in Item 8 of this Form 10-K.
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (FAS No. 154), “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting all changes in accounting principle in the absence of explicit transition requirements of new pronouncements. FAS No.

154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.
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
We do not hold any foreign currency exchange forward contracts and/or currency options. We have not made use of derivative financial instruments to manage risks associated with existing or anticipated transactions. We do not hold derivatives for trading purposes or use derivatives with complex features. Assets and liabilities of our foreign subsidiaries are translated at current exchange rates, while income and expense are translated at average rates for the period. Translation gains and losses are reported as the foreign currency translation component of accumulated other comprehensive income in stockholders’ equity.
Interest Rates
At December 31, 2005, none of our long-term debt outstanding had variable interest rates, and we had no interest rate risks at that time.
Commodity Price Risk
Our revenue, profitability and future rate of growth partially depends upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.
We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of December 31, 2005, we had the following contracts in place:

	Crude Oil Positions
	Instrument	Strike	Volume (Bbls)
Remaining Contract Term	Type	Price (Bbl)	Daily	Total (Bbls)
01/06 - 8/06	Swap	$39.45	1,000 - 1,013	274,388
01/06 - 8/06	Collar	$35.00/$45.60	1,000 - 1,013	274,388
Our hedged volume as of December 31, 2005 was approximately 50% of our estimated production from proved reserves for the balance of the terms of the contracts. Had these contracts been terminated at December 31, 2005, the estimated loss would have been $6.9 million, net of taxes.
We used a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil would have on the fair value of its existing derivative instruments. Based on the derivative instruments outstanding at December 31, 2005, a 10% increase in the underlying commodity price, increased the net estimated loss associated with the commodity derivative instrument by $1.9 million.

Item 8. Financial Statements and Supplementary Data
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, and for performing an assessment of the effectiveness of internal control over our financial reporting as of December 31, 2005. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Our management, including our principal executive officer and principal financial officer, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 based upon criteria in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under the criteria in “Internal Control – Integrated Framework,” our management determined that our internal control over financial reporting was effective as of December 31, 2005.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Terence E. Hall	/s/ Robert S. Taylor
Terence E. Hall Chairman of the Board and Chief Executive Officer	Robert S. Taylor Chief Financial Officer, Executive Vice President and Treasurer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Superior Energy Services, Inc.:
We have audited the accompanying consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule, “Valuation and Qualifying Accounts,” for the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Energy Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therin.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Superior Energy Services, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
                               KPMG LLP
New Orleans, Louisiana
March 8, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders Superior Energy Services, Inc.:
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” that Superior Energy Services, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Superior Energy Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Superior Energy Services, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Superior Energy Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule, “Valuation and Qualifying Accounts,” for the years ended December 31, 2005, 2004 and 2003. Our report dated March 8, 2006 expressed an unqualified opinion on those consolidated financial statements and schedule.
                              KPMG, LLP
New Orleans, Louisiana
March 8, 2006

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(in thousands, except share data)

	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$54,457	$15,281
Accounts receivable, net of allowance for doubtful accounts of $11,569 and $8,364 at December 31, 2005 and 2004, respectively	196,365	156,235
Income taxes receivable	—	2,694
Current portion of notes receivable	2,364	9,611
Prepaid insurance and other	51,116	28,203

Total current assets	304,302	212,024

Property, plant and equipment, net	440,328	431,334
Oil and gas assets, net, under the successful efforts method of accounting	94,634	83,817
Goodwill, net	220,064	226,593
Notes receivable	29,483	29,131
Investments in affiliates	—	13,552
Other assets, net	8,439	7,462

Total assets	$1,097,250	$1,003,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$42,035	$36,496
Accrued expenses	69,926	56,796
Income taxes payable	11,353	—
Fair value of commodity derivative instruments	10,792	2,018
Current portion of decommissioning liabilities	14,268	23,588
Current maturities of long-term debt	810	11,810

Total current liabilities	149,184	130,708

Deferred income taxes	97,987	103,372
Decommissioning liabilities	107,641	90,430
Long-term debt	216,596	244,906
Other long-term liabilities	1,468	618

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $0.001 par value. Authorized, 125,000,000 shares; issued and outstanding 79,499,927 and 76,766,303 shares at December 31, 2005 and 2004, respectively	79	77
Additional paid in capital	428,507	398,073
Accumulated other comprehensive income (loss)	(4,916)	2,884
Retained earnings	100,704	32,845

Total stockholders’ equity	524,374	433,879

Total liabilities and stockholders’ equity	$1,097,250	$1,003,913

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

	2005	2004	2003
Oilfield service and rental revenues	$656,423	$527,331	$499,884
Oil and gas revenues	78,911	37,008	741

Total revenues	735,334	564,339	500,625

Cost of oilfield services and rentals	330,200	288,561	289,276
Cost of oil and gas sales	45,804	21,547	331

Total cost of services, rentals and sales	376,004	310,108	289,607

Depreciation, depletion, amortization and accretion	89,288	67,337	48,853
General and administrative expenses	140,989	110,605	94,822
Reduction in value of assets	6,994	—	—
Gain on sale of liftboats	3,544	—	—

Income from operations	125,603	76,289	67,343

Other income (expense):
Interest expense, net of amounts capitalized	(21,862)	(22,476)	(22,477)
Interest income	2,201	1,766	209
Other income	—	—	2,762
Equity in earnings of affiliates	1,339	1,329	985
Reduction in value of investment in affiliate	(1,250)	—	—

Income before income taxes	106,031	56,908	48,822

Income taxes	38,172	21,056	18,308

Net income	$67,859	$35,852	$30,514

Basic earnings per share	$0.87	$0.48	$0.41

Diluted earnings per share	$0.85	$0.47	$0.41

Weighted average common shares used in computing earnings per share:
Basic	78,321	74,896	73,970
Incremental common shares from stock options	1,414	1,004	678

Diluted	79,735	75,900	74,648

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except share data)

						Accumulated	Retained
	Preferred		Common		Additional	other	earnings
	stock	Preferred	stock	Common	paid-in	comprehensive	(Accumulated
	shares	stock	shares	stock	capital	income (loss)	deficit)	Total

Balances, December 31, 2002	—	$—	73,819,341	$74	$368,746	$43	$(33,521)	$335,342

Comprehensive income:
Net income	—	—	—	—	—	—	30,514	30,514
Other comprehensive income - Foreign currency translation adjustment	—	—	—	—	—	221	—	221

Total comprehensive income	—	—	—	—	—	221	30,514	30,735
Exercise of stock options and directors’ stock compensation	—	—	279,740	—	1,710	—	—	1,710
Tax benefit from stock options	—	—	—	—	342	—	—	342

Balances, December 31, 2003	—	—	74,099,081	74	370,798	264	(3,007)	368,129

Comprehensive income:
Net income	—	—	—	—	—	—	35,852	35,852
Other comprehensive income - Changes in fair value of outstanding hedging positions, net of tax	—	—	—	—	—	(1,661)	—	(1,661)
Foreign currency translation adjustment	—	—	—	—	—	4,281	—	4,281

Total comprehensive income	—	—	—	—	—	2,620	35,852	38,472
Stock issued for cash	—	—	11,151,121	12	130,253	—	—	130,265
Purchase and retirement of stock	—	—	(9,696,627)	(10)	(113,428)	—	—	(113,438)
Grant of restricted stock units	—	—	—	—	180	—	—	180
Conversion of restricted stock units	—	—	9,783	—	—	—	—	—
Exercise of stock options and directors’ stock compensation	—	—	1,202,945	1	8,295	—	—	8,296
Tax benefit from stock options	—	—	—	—	1,975	—	—	1,975

Balances, December 31, 2004	—	—	76,766,303	77	398,073	2,884	32,845	433,879

Comprehensive income:
Net income	—	—	—	—	—	—	67,859	67,859
Other comprehensive income - Changes in fair value of outstanding hedging positions, net of tax	—	—	—	—	—	(2,662)	—	(2,662)
Foreign currency translation adjustment	—	—	—	—	—	(5,138)	—	(5,138)

Total comprehensive income	—	—	—	—	—	(7,800)	67,859	60,059
Grant of restricted stock units	—	—	—	—	158	—	—	158
Grant of restricted stock	—	—	24,000	—	178	—	—	178
Exercise of stock options	—	—	2,709,624	2	18,157	—	—	18,159
Tax benefit from stock options	—	—	—	—	11,941	—	—	11,941

Balances, December 31, 2005	—	$—	79,499,927	$79	$428,507	$(4,916)	$100,704	$524,374

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$67,859	$35,852	$30,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	89,288	67,337	48,853
Deferred income taxes	442	15,234	15,183
Reduction in value of assets	6,994	—	—
Equity in income of affiliates	(1,339)	(1,329)	(985)
Reduction in value of investment in affiliate	1,250	—	—
Gain on sale of liftboats	(3,544)	—	—
Other income	—	—	(2,762)
Amortization of debt acquisition costs	1,127	887	1,026
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(32,095)	(35,279)	104
Other, net	(11,263)	(9,346)	1,773
Accounts payable	5,696	16,142	(1,932)
Accrued expenses	16,599	13,866	2,561
Decommissioning liabilities	(8,772)	(9,157)	—
Income taxes	26,137	(2,876)	5,905

Net cash provided by operating activities	158,379	91,331	100,240

Cash flows from investing activities:
Payments for capital expenditures	(125,166)	(74,125)	(50,175)
Acquisitions of businesses, net of cash acquired	(6,435)	(24,361)	(14,298)
Acquisitions of oil and gas properties, net of cash acquired	3,686	(10,676)	—
Cash proceeds from sale of liftboats	19,588	—	—
Cash proceeds from sale of affiliate	12,489	—	—
Cash proceeds from insurance settlement	—	—	8,000
Other	(1,097)	—	313

Net cash used in investing activities	(96,935)	(109,162)	(56,160)

Cash flows from financing activities:
Net payments on revolving credit facility	—	—	(9,250)
Principal payments on long-term debt	(39,310)	(13,713)	(43,089)
Proceeds from long-term debt	—	—	23,000
Payment of debt acquisition costs	(439)	(60)	(479)
Proceeds from exercise of stock options	18,161	10,271	2,052
Proceeds from issuance of stock	—	130,265	—
Purchase and retirement of stock	—	(113,438)	—

Net cash provided by (used in) financing activities	(21,588)	13,325	(27,766)

Effect of exchange rate changes in cash	(680)	(7)	—

Net increase (decrease) in cash and cash equivalents	39,176	(4,513)	16,314

Cash and cash equivalents at beginning of year	15,281	19,794	3,480

Cash and cash equivalents at end of year	$54,457	$15,281	$19,794

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
(1) Summary of Significant Accounting Policies
(a)	Basis of Presentation

The consolidated financial statements include the accounts of Superior Energy Services, Inc. and subsidiaries (the Company). All significant intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the 2005 presentation.

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

The Company derives a significant amount of revenue from a small number of major and independent oil and gas companies. In 2005, Shell accounted for approximately 10% of total revenue, primarily related to our oil and gas and rental segments. No customer accounted for more than 10% of the Company’s total revenue in 2004. In 2003, one customer accounted for approximately 11% of its total revenue, primarily in the well intervention and other oilfield services segments. The Company’s inability to continue to perform services for a number of large existing customers, if not offset by sales to new or existing customers, could have a material adverse effect on the Company’s business and financial condition.

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

(g)	Prepaid Insurance and Other

Prepaid insurance and other includes approximately $23.9 million and $11.1 million in insurance receivables at December 31, 2005 and 2004, respectively. The December 31, 2005 balance is primarily due to the impact of Hurricanes Katrina and Rita on our oil and gas properties, as well as our buildings and equipment. The December 31, 2004 balance is primarily related to the impact of Hurricane Ivan on our oil and gas properties. The insurance deductibles on Hurricanes Katrina and Rita of approximately $1 million were expensed during 2005. All amounts not expected to be reimbursed by insurance are expensed as incurred.

(h)	Property, Plant and Equipment

Property, plant and equipment are stated at cost. With the exception of the Company’s liftboats and oil and gas assets, depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and improvements	5 to 40 years
Marine vessels and equipment	5 to 25 years
Machinery and equipment	5 to 20 years
Automobiles, trucks, tractors and trailers	2 to 10 years
Furniture and fixtures	3 to 10 years
Marine vessels and oil and gas producing assets are depreciated or depleted based on utilization or units-of-production, because depreciation and depletion occur primarily through use rather than through the passage of time. Units of production depreciation on marine vessels is subject to a minimum amount of depreciation each year.

The Company capitalizes interest on borrowings used to finance the cost of major capital projects during the active construction period. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For 2005 and 2003, the Company capitalized approximately $456,000 and $87,000, respectively, of interest for various capital projects. There was no interest capitalized during 2004.

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets are grouped by subsidiary or division for the impairment testing, except for liftboats which are grouped together by similar leg-lengths. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

The Company adopted Financial Accounting Standards Board Staff Position FAS 19-1, “Accounting for Suspended Well Costs” (FSP 19-1) effective July 1, 2005. FSP 19-1 amended Statement of Financial Accounting Standards No. 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies” (Statement 19), to permit the continued capitalization of exploratory well costs beyond one year if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. The Company has not, and does not currently drill in the areas that require major capital expenditures before production can begin. The Company evaluated all existing capitalized well costs under the provisions of FSP-19-1 and determined there was no impact to the Company’s consolidated financial statements.

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

(i)	Goodwill

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 (FAS No. 142), “Goodwill and Other Intangible Assets.” FAS No. 142 requires that goodwill as well as other intangible assets with indefinite lives no longer be amortized, but instead tested annually for impairment. To test for impairment, the Company identifies its reporting units (which are consistent with the Company’s reportable segments) and determines the carrying value of each reporting unit by assigning the assets and liabilities, including goodwill and intangible assets, to the reporting units. The Company then estimates the fair value of each reporting unit and compares it to the reporting unit’s carrying value. Based on this test, the fair value of the reporting units exceeded the carrying amount, and the second step of the impairment test is not required. No impairment loss was recognized in the years ended December 31, 2005, 2004 or 2003 under this method. However, the Company reduced the value of goodwill by approximately $3.8 million to approximate the sales price of its subsidiary, Environmental Treatment Team, L.L.C., (ETT), which was sold in the first quarter of 2006 (see note 3). Goodwill also decreased by approximately $2.7 million in 2005 as the result of changes in foreign currency exchange rates. Accumulated amortization of goodwill is $9.2 million at December 31, 2005 and 2004.

(j)	Notes Receivable

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

(k)	Other Assets

Other assets consist primarily of debt acquisition costs and deferred compensation plan assets. Debt acquisition costs are being amortized over the term of the related debt, which is from three to twenty-five years. The amortization of debt acquisition costs, which is classified as interest expense, was approximately $1,127,000, $887,000 and $1,026,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Accumulated amortization of other assets is approximately $6,062,000 and $4,604,000 at December 31, 2005 and 2004, respectively.

(l)	Decommissioning Liability

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

SPN Resources purchased its first oil and gas properties and assumed the related decommissioning liabilities in December 2003, thus comparable data for the year ended December 31, 2003 is not material. The following table summarizes the activity for the Company’s decommissioning liability for the twelve months ended December 31, 2005 and 2004 (amounts in thousands):

	Year Ended December 31,
	2005	2004
Decommissioning liabilities, at beginning of period	$114,018	$38,853
Liabilities acquired and incurred	11,494	83,021
Liabilities settled	(8,772)	(9,157)
Accretion	4,476	2,836
Revision in estimated liabilities	693	(1,535)

Total	121,909	114,018
Current portion of decommissioning liabilities	14,268	23,588

Decommissioning liabilities, at end of period	$107,641	$90,430

(m)	Revenue Recognition

Revenue is recognized when services or equipment are provided. The Company contracts for marine, well intervention and environmental projects either on a day rate or turnkey basis, with a majority of its projects conducted on a day rate basis. The Company’s rental tools are rented on a day rate basis, and revenue from the sale of equipment is recognized when the equipment is shipped. Reimbursements from customers for the cost of rental tools that are damaged or lost down-hole are reflected as revenue at the time of the incident. The Company recognizes oil and gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells.

(n)	Income Taxes

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

(o)	Earnings per Share

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

(p)	Financial Instruments

The fair value of the Company’s financial instruments of cash, accounts receivable and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company’s long-term debt is approximately $227 million at December 31, 2005.

(q)	Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated at current exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as the foreign currency translation component of accumulated other comprehensive income in stockholders’ equity.

(r)	Stock Based Compensation

The Company accounts for its stock based compensation under the principles prescribed by the Accounting Principles Board’s Opinion No. 25 (Opinion No. 25), “Accounting for Stock Issued to Employees” However, Statement of Financial Accounting Standards No. 123 (FAS No. 123), “Accounting for Stock-Based Compensation” permits the continued use of the intrinsic-value based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by FAS No. 123 had been applied. No stock based compensation costs from stock options are reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock compensation costs from the grant of restricted stock units and restricted stock are expensed as incurred (see note 11). The pro forma data presented below is not representative of the effects on reported amounts for future years (amounts are in thousands, except per share amounts).

	2005	2004	2003
Net income, as reported	$67,859	$35,852	$30,514
Stock-based employee compensation expense, net of tax	(4,421)	(6,999)	(2,671)

Pro forma net income	$63,438	$28,853	$27,843

Basic earnings per share:
Earnings, as reported	$0.87	$0.48	$0.41
Stock-based employee compensation expense, net of tax	(0.06)	(0.09)	(0.04)

Pro forma earnings per share	$0.81	$0.39	$0.37

Diluted earnings per share:
Earnings, as reported	$0.85	$0.47	$0.41
Stock-based employee compensation expense, net of tax	(0.06)	(0.09)	(0.04)

Pro forma earnings per share	$0.79	$0.38	$0.37

Black-Scholes option pricing model assumptions:
Risk free interest rate	3.85%	4.28%	2.65%
Expected life (years)	6	5	3
Volatility	38.91%	65.22%	58.61%
Dividend yield	—	—	—
In December 2004, the Financial Accounting Standards Board revised its Statement of Financial Accounting Standards No. 123 (FAS No. 123R), “Accounting for Stock Based Compensation.” Under FAS No. 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. This expense will be recognized over the period during which the employee is required to provide service in exchange for the award. Pro forma disclosure of the estimated expense impact of such awards is no longer an alternative to expense recognition in the financial statements. FAS No. 123R is effective for public companies in the first annual period beginning after June 15, 2005, and accordingly, the Company will adopt the provisions of FAS No. 123R effective January 1, 2006. The Company anticipates using the modified prospective application transition method, which does not include restatement of prior periods. The Company expects to record approximately $89,000 of compensation expense in 2006 due to the adoption of FAS No. 123R for share-based awards granted prior to January 1, 2006. The Company expects the effect of the adoption on future awards to be consistent with the disclosure of pro forma net income and earnings per share as displayed above.

Long-Term Incentive Plan

In May 2005, the Company’s stockholders approved the 2005 Stock Incentive Plan (“2005 Incentive Plan”) to provide long-term incentives to its officers, key employees, consultants and advisers (“Eligible Participants”). Under the 2005 Incentive Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants for up to 4,000,000 shares of common stock. The Compensation Committee of the Board of Directors establishes the term and the exercise price of any stock options granted under the 2005 Incentive Plan, provided the exercise price may not be less than the fair market value of the common stock on the date of grant. On June 24, 2005, the Compensation Committee awarded approximately 864,000 non-qualified stock options to Eligible Participants under the 2005 Incentive Plan. This grant was fully-vested by December 31, 2005.

On June 24, 2005, the Compensation Committee also awarded approximately 32,000 performance share units (“Units”). The performance period for the Units runs from January 1, 2005 through December 31, 2007. The two performance measures applicable to all participants are the Company’s return on invested capital and total shareholder return relative to those of the Company’s pre-defined “peer group.” Participants can earn from $0 to $200 per Unit, as determined by the Company’s achievement of the performance measures. The Units provide for settlement in cash or up to 50% in equivalent value in Company common stock, if the participant has met specified continued service requirements. The Company’s compensation expense related to the grant of the Units was approximately $1.1 million, which is reflected in general and administrative expenses, for the year ended December 31, 2005.

Subsequent event

On February 23, 2006, the Compensation Committee granted long-term incentive awards to each of the Company’s named executive officers and other key employees of the Company under its stockholder approved 2005 Stock Incentive Plan. These awards consisted of approximately 213,000 non-qualified stock options, 104,000 shares of restricted stock and 34,000 performance share units (“Units”).

The non-qualified options will be exercisable in equal installments on the anniversary of the date of the grant for three consecutive years, and will expire on the tenth anniversary of the date grant. Holders of the shares of restricted stock are entitled to all rights of a shareholder of the Company with respect to the restricted stock, including the right to vote the shares and receive all dividends and other distributions declared thereon. The shares of restricted stock will be exercisable in equal installments on the anniversary date of the grant for three consecutive years. The performance period for the Units runs from January 1, 2006 through December 31, 2008. The two performance measures applicable to all participants are the Company’s return on invested capital and total shareholder return relative to those of the Company’s pre-defined “peer group.” Participants can earn from $0 to $200 per Unit, as determined by the Company’s achievement of the performance measures. The Units provide for settlement in cash or up to 50% in equivalent value in Company common stock, if the participant has met specified continued service requirements.

(s)	Hedging Activities

The Company enters into hedging transactions with major financial institutions to secure a commodity price for a portion of future production and to reduce the Company’s exposure to fluctuations in the price of oil. The Company does not enter into hedging transactions for trading purposes. Crude oil hedges are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the New York Mercantile Exchange (NYMEX) for each month. The Company had no natural gas hedges as of December 31, 2005 and 2004. The Company uses financially-settled crude oil swaps and zero-cost collars that provide floor and ceiling prices. The Company’s swaps and zero-cost collars are designated and accounted for as cash flow hedges.

With a financially-settled swap, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the hedged price for the transaction, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price of the collar, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. The Company recognizes the fair value of all derivative instruments as assets or liabilities on the balance sheet. Changes in the fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is settled and recorded in oil and gas revenue. For the years ended December 31, 2005 and 2004, hedging settlement payments reduced oil revenues by approximately $10.2 million and $1.6 million, respectively. The Company recorded no gains or losses due to hedge ineffectiveness, but any gains or losses resulting from hedge ineffectiveness would be recorded in revenue.
The Company had the following hedging contracts as of December 31, 2005:

Crude Oil Positions
	Instrument	Strike	Volume (Bbls)
Remaining Contract Term	Type	Price (Bbl)	Daily	Total (Bbls)
01/06 — 8/06	Swap	$39.45	1,000 — 1,013	274,388
01/06 — 8/06	Collar	$35.00/$45.60	1,000 — 1,013	274,388
Based upon current market prices, the Company expects to transfer approximately $6.9 million of net deferred losses in accumulated other comprehensive loss as of December 31, 2005 to earnings during the next twelve months when the forecasted transactions actually occur.
(t)	Other Comprehensive Income

The following table reconciles the change in accumulated other comprehensive income for the years ended December 31, 2005 and 2004 (amounts in thousands):

	Year Ended December 31,
	2005	2004
Accumulated other comprehensive income, December 31, 2004 and 2003, respectively	$2,884	$264

Other comprehensive income (loss), net of tax:
Hedging activities:
Reclassification adjustment for settled contracts, net of tax of $3,656 in 2005 and $576 in 2004	6,499	981
Changes in fair value of outstanding hedging positions, net of tax of ($6,545) in 2005 and ($1,552) in 2004	(11,637)	(2,642)
Foreign currency translation adjustment	(2,662)	4,281

Total other comprehensive income	(7,800)	2,620

Accumulated other comprehensive income, December 31, 2005 and 2004, respectively	$(4,916)	$2,884

(2)	Supplemental Cash Flow Information
The following table includes the Company’s supplemental cash flow information for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):

	2005	2004	2003
Cash paid for interest	$21,152	$23,320	$23,633

Cash paid (received) for income taxes	$10,789	$7,360	$(4,125)

Details of business acquisitions:
Fair value of assets	$6,627	$25,614	$51,103
Fair value of liabilities	(31)	(1,158)	(35,270)

Cash paid	6,596	24,456	15,833
Less cash acquired	(163)	(95)	(1,535)

Net cash paid for acquisitions	$6,433	$24,361	$14,298

Details of oil and gas property acquisitions:
Fair value of assets	$11,494	$97,792	$39,509
Fair value of liabilities	(11,494)	(82,107)	(39,509)

Cash paid	—	15,685	—
Less cash acquired	(3,686)	(5,009)	—

Net cash paid for acquisitions	$(3,686)	$10,676	$—

Non-cash investing activity:
Receivable from sale of affiliate	$1,305	$—	$—

Additional consideration payable on acquisitions	$—	$5,272	$11,263

Note receivable from asset disposition	$—	$—	$938

(3)	Reduction in Value of Assets
During the year ended December 31, 2005, the Company reduced the value of two of its mature oil and gas properties by approximately $2.1 million due to well issues affecting production rates and operating costs. The Company deemed it to be uneconomical to perform additional production enhancement work to maintain production at these properties.
Also during the year ended December 31, 2005, the Company’s oil spill containment boom manufacturing facility suffered damage from Hurricane Katrina and experienced difficulty in resuming normal business operations. As a result, the Company elected not to reopen this manufacturing facility and sell the remaining oil spill containment boom inventory. The value of the assets of this business (which consist primarily of inventory and property and equipment) were reduced by approximately $1.1 million to their estimated net realizable value.
In the first quarter of 2006, the Company sold its subsidiary ETT for approximately $18.7 million in cash. The Company reduced the net asset value of ETT by $3.8 million in 2005 to the approximate sales price of the subsidiary. For the years ended December 31, 2005, 2004 and 2003, revenue from ETT was approximately $27.7 million, $24.0 million and $21.7 million, respectively, and operating losses were approximately $5.1 million (inclusive of the $3.8 million loss), $2.1 million and $1.2 million, respectively.
(4) Gain on Sale of Liftboats
Effective June 1, 2005, the Company sold 17 of its rental liftboats with leg-lengths from 105 feet to 135 feet for $19.6 million in cash (net of costs to sell). This constituted all of the Company’s rental fleet of liftboats with leg-lengths of 135 feet or less. The Company recorded a gain of $3.5 million as a result of this transaction.

(5)	Other Income
As the result of a tropical storm, one of the Company’s 200-foot class liftboats sank in the Gulf of Mexico on June 30, 2003. The vessel was declared a total loss and the Company received $8 million of insurance proceeds for the vessel. As a result, the Company recorded a gain from the insurance proceeds of $2.8 million, which is included in other income in the year ended December 31, 2003.
(6)	Acquisitions and Dispositions
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
Most of the Company’s business acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies’ respective average EBITDA over a three-year period from the respective date of acquisition. As of December 31, 2005, the maximum additional consideration payable for the Company’s prior acquisitions was approximately $2.4 million, and will be determined and payable through 2008. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company’s financial statements until the amounts are fixed and determinable. The Company does not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements. When the amounts are determined, they are capitalized as part of the purchase price of the related acquisition. In January 2005, the Company paid additional consideration of $5.3 million as a result of a prior acquisition, which had been capitalized and accrued in 2004.

(7) Property, Plant and Equipment
A summary of property, plant and equipment at December 31, 2005 and 2004 (in thousands) is as follows:

	2005	2004
Buildings and improvements	$58,567	$57,624
Marine vessels and equipment	177,047	193,321
Machinery and equipment	394,582	342,700
Automobiles, trucks, tractors and trailers	9,428	10,248
Furniture and fixtures	13,440	11,944
Construction-in-progress	19,054	2,498
Land	6,581	6,037

	678,699	624,372
Accumulated depreciation	(238,371)	(193,038)

Property, plant and equipment, net	$440,328	$431,334

Oil and gas assets	119,986	91,104
Accumulated depletion	(25,352)	(7,287)

Oil and gas assets, net, under the successful efforts method of accounting	$94,634	$83,817

Amounts of property, plant and equipment leased to third parties at December 31, 2005 and 2004 were not material. Depreciation expense (excluding depletion, amortization and accretion) was approximately $68.6 million, $57.1 million and $48.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.
(8)	Investments in Affiliates
On November 2, 2005, the Company’s investment in affiliate sold substantially all of its assets. The Company received $12.5 million as a result of the sale and has recorded receivables of approximately $1.3 million for the remaining proceeds to be distributed. The Company reduced the value of this investment by approximately $1.3 million during 2005 in anticipation of this sale.
(9)	Long-Term Debt
The Company’s long-term debt as of December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Senior Notes — interest payable semiannually at 8.875%, due May 2011	$200,000	$200,000
Term Loans — repaid in November 2005	—	38,500
Revolver — interest payable monthly at floating rate, due in October 2008	—	—
U.S. Government guaranteed long-term financing — interest payable semianually at 6.45%, due in semiannual installments through June 2027	17,406	18,216

	217,406	256,716
Less current portion	810	11,810

Long-term debt	$216,596	$244,906

Effective October 31, 2005, the Company amended its bank credit facility to convert the existing term loans and revolving credit facility into a single $150 million revolving credit facility, with an option to increase it to $250 million. Any balance outstanding on the revolving credit facility is due on October 31, 2008. At December 31, 2005, the Company had no balance on this bank credit facility. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens, incur additional indebtedness or assume additional decommissioning liabilities. The Company also has letters of credit outstanding of approximately $18.6 million at December 31, 2005, which reduce the borrowing availability under its revolving credit facility. At December 31, 2005, the Company was in compliance with all such covenants. The Company wrote-off debt acquisition costs of approximately $224,000 due to the repayment of its term loans. This write-off is included in interest expense in 2005.
The Company has $17.4 million outstanding in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD) for two 245-foot class liftboats. The debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000, which began December 3, 2002, and matures on June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. This long-term financing ranks equally with the bank credit facility as both are secured by unique assets.
The Company also has outstanding $200 million of 8 7/8% unsecured senior notes due 2011. The indenture governing the notes requires semi-annual interest payments, on every November 15th and May 15th through the maturity date of May 15, 2011. The Company may redeem the notes during the 12-month period commencing May 15, 2006 at 104.438% of the principal amount redeemed. The indenture governing the senior notes contains certain covenants that, among other things, prevent the Company from incurring additional debt, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.25 to 1, except that the Company may incur debt in addition to the senior notes in an amount equal to 30% of its net tangible assets as defined, which was approximately $208 million at December 31, 2005. The indenture also contains covenants that restrict the Company’s ability to create certain liens, sell assets, or enter into certain mergers or acquisitions.
Annual maturities of long-term debt for each of the five fiscal years following December 31, 2005 are as follows (in thousands):

2006	$810
2007	810
2008	810
2009	810
2010	810
Thereafter	213,356

Total	$217,406

(10)	Income Taxes
The components of income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Current
Federal	$30,745	$87	$515
State	897	415	245
Foreign	6,087	5,320	2,365

	37,729	5,822	3,125

Deferred
Federal	1,895	17,569	14,561
State	94	105	1,220
Foreign	(1,547)	(2,440)	(598)

	442	15,234	15,183

	$38,171	$21,056	$18,308

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes as follows (in thousands):

	2005	2004	2003
Computed expected tax expense	$37,111	$19,918	$17,088
Increase resulting from:
State and foreign income taxes	241	178	478
Other	819	960	742

Income tax expense	$38,171	$21,056	$18,308

The significant components of deferred income taxes at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$1,793	$776
Alternative minimum tax credit and net operating loss carryforward	8,198	12,358
Decommissioning liability	45,106	42,187
Other	9,476	5,133

Net deferred tax assets	64,573	60,454

Deferred tax liabilities:
Property, plant and equipment	137,185	133,710
Note receivable	11,668	14,103
Other	13,707	16,013

Deferred tax liabilities	162,560	163,826

Net deferred tax liability	$97,987	$103,372

The net deferred tax assets reflect management’s estimate of the amount that will be realized from future profitability and the reversal of taxable temporary differences that can be predicted with reasonable certainty. A valuation allowance is recognized if it is more likely than not that at least some portion of any deferred tax asset will not be realized.

As of December 31, 2005, the Company has not established a valuation allowance for its deferred tax assets. The Company believes that it is more likely than not that the tax assets will be realized because of the reversal of accelerated tax depreciation and future taxable income.
As of December 31, 2005, the Company has an estimated $5.3 million foreign tax credit carryforward with expiration dates from 2011 through 2014. As of December 31, 2005, the Company also has various state net operating loss carryforwards of an estimated $56 million with expiration dates from 2013 through 2017.
The Company has not provided United States tax expense on earnings of its foreign subsidiaries, since the Company has reinvested or expects to reinvest the undistributed earnings indefinitely. As of December 31, 2005, the undistributed earnings of the Company’s foreign subsidiaries were approximately $22.9 million. If these earnings are repatriated to the United States in the future, additional tax provisions may be required. It is not practicable to estimate the amount of taxes that might be payable on such undistributed earnings.
The American Jobs Creation Act of 2004 was passed on October 22, 2004. This legislation allows, under certain conditions, a one-time tax deduction of 85% of certain foreign earnings that are repatriated prior to the end of the Company’s fiscal 2005 year. The deduction would result in a 5.25% federal tax rate on the repatriated earnings. As of December 31, 2004, the Company had not determined whether earnings will be repatriated or an estimate of the possible United States federal and state income tax expense related to any potential repatriation. In 2005, the Company analyzed foreign earnings that qualified for the temporary repatriation. As a result of the analysis, the Company has determined that there was no significant benefit to the Company from this incentive because foreign tax credits would be available to reduce the impact of repatriation of foreign earnings in future years. Accordingly, the Company did not repatriate any foreign earnings in 2005.
(11)	Stockholders’ Equity
In December 2005, the Company’s Compensation Committee of the Board of Directors granted 24,000 shares of restricted stock to its President. The restricted stock vests in three equal installments on January 2, 2006, 2007 and 2008. The Company expensed approximately $178,000 in 2005 based on the share price of $22.24 on the date of grant and will expense approximately $178,000 in 2006 and 2007, as the remaining shares vest.
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
In 2004, the Superior Energy Services, Inc. 2004 Directors Restricted Stock Units Plan was approved by the Company’s stockholders. This plan provides each non-employee director is granted a number of restricted stock units having an aggregate value of $30,000, with the exact number of units determined by dividing $30,000 by the fair market value of the Company’s common stock on the day of the annual stockholders’ meeting. In addition, upon any person’s initial election or appointment as an eligible director, other than at an annual stockholders’ meeting, such person will receive a pro forma number of restricted stock units based on the number of full calendar months between the date of grant and the first anniversary of the previous annual stockholders’ meeting. A restricted stock unit represents the right to receive from the Company, within 30 days of the date the participant ceases to serve on the Board, one share of the Company’s common stock. As a result of this plan, 19,998 restricted stock units are outstanding at December 31, 2005.
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
A summary of stock options granted under the incentive plans for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	5,797,295	$8.43	5,628,000	$7.53	5,518,516	$7.33
Granted	863,500	$17.46	1,490,000	$10.66	538,000	$8.94
Exercised	(2,709,624)	$6.94	(1,196,060)	$7.01	(271,913)	$6.72
Forfeited	(57,538)	$10.23	(124,645)	$8.14	(156,603)	$7.00

Outstanding at end of year	3,893,633	$11.44	5,797,295	$8.43	5,628,000	$7.53

Exercisable at end of year	3,759,721	$11.53	5,328,741	$8.37	4,248,244	$7.08

Available for future grants	3,229,784		35,746		1,401,101

Average fair value of grants during the year		$7.47		$6.22		$3.59

A summary of information regarding stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of		Weighted Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Prices	Shares	Contractual Life	Price	Shares	Price

$4.75 - $5.75	33,000	2.7 years	$5.36	33,000	$5.36
$7.06 - $9.00	744,610	6.1 years	$8.38	619,031	$8.30
$9.10 - $12.45	2,252,523	7.6 years	$10.23	2,244,190	$10.23
$12.50 - $17.46	863,500	9.5 years	$17.46	863,500	$17.46
(12)	Profit-Sharing Plan
The Company maintains a defined contribution profit-sharing plan for employees who have satisfied minimum service and age requirements. Employees may contribute up to 75% of their earnings to the plans. The Company provides a discretionary match, not to exceed 5% of an employee’s salary. The Company made contributions of approximately $1.9 million, $1.7 million and $1.6 million, in 2005, 2004 and 2003, respectively.
The Company has a nonqualified defined contribution deferred compensation plan which allows certain highly-compensated employees the option to defer up to 75% of their salary and up to 100% of their bonus compensation to the plan. Payments are made after the employee terminates, based on their distribution election and plan balance. Participants earn a return on their deferred compensation that is based on hypothetical investments in certain mutual funds. Changes in market value of these hypothetical participant investments are reflected as an adjustment to the deferred compensation liability of the Company with an offset to compensation expense. As of December 31, 2005, the liability of the Company to the participants was approximately $1.5 million and is recorded in Other Long-Term Liabilities, which reflects the accumulated participant deferrals and earnings as of that date. The Company makes contributions equal to the participant deferrals into life insurance which is invested in mutual funds similar to the participants’ elections. A change in market value of the life insurance is reflected as an adjustment to the deferred compensation plan asset with an offset to interest income or expense. As of December 31, 2005, the deferred contribution plan asset was approximately $1.4 million and is recorded in Other Long-Term Assets.
(13)	Commitments and Contingencies
The Company leases certain office, service and assembly facilities under operating leases. The leases expire at various dates over the next several years. Total rent expense was approximately $4.3 million in 2005, $4.2 million in 2004 and $2.3 million in 2003. Future minimum lease payments under non-cancelable leases for the five years ending December 31, 2006 through 2010 and thereafter are as follows: $6,360,000, $4,837,000, $2,723,000, $1,667,000, $1,137,000 and $14,181,000, respectively. Future minimum lease payments receivable under non-cancelable sub-leases for the years ending December 31, 2006 through 2008 are as follows: $535,000, $592,000, and $49,000, respectively.
From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management’s opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on its financial position, results of operations or liquidity.
(14)	Segment Information
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
Summarized financial information concerning the Company’s segments as of December 31, 2005, 2004 and 2003 and for the years then ended is shown in the following tables (in thousands):

				Other		Oil & Gas
	Well	Rental		Oilfield		Eliminations	Consolid.
2005	Interven.	Tools	Marine	Services	Oil & Gas	& Unallocated	Total

Revenues	$248,576	$243,536	$87,267	$91,033	$78,911	$(13,989)	$735,334
Costs of services	142,334	82,562	47,989	71,304	45,804	(13,989)	376,004
Depreciation, depletion, amortization and accretion	14,481	42,445	8,214	3,654	20,494	—	89,288
General and administrative	53,037	54,533	9,889	17,990	5,540	—	140,989
Reduction in value of assets		—	—	4,850	2,144	—	6,994
Gain on sale of liftboats		—	3,544	—	—	—	3,544
Operating income	38,724	63,996	24,719	(6,765)	4,929	—	125,603
Interest expense	—	—	—	—	—	(21,862)	(21,862)
Interest income	—	—	—	—	1,160	1,041	2,201
Equity in earnings of affiliates	—	1,339	—	—	—	—	1,339
Reduction in value of investment	—	(1,250)	—	—	—	—	(1,250)

Income (loss) before income taxes	$38,724	$64,085	$24,719	$(6,765)	$6,089	$(20,821)	$106,031

Identifiable assets	$280,595	$405,527	$203,718	$52,401	$147,667	$7,342	$1,097,250

Capital expenditures	$22,524	$70,227	$10,399	$2,323	$19,693	—	$125,166

				Other		Oil & Gas
	Well	Rental		Oilfield		Eliminations	Consolid.
2004	Interven.	Tools	Marine	Services	Oil & Gas	& Unallocated	Total

Revenues	$211,820	$170,064	$69,808	$83,870	$37,008	$(8,231)	$564,339
Costs of services	122,065	57,353	49,581	67,793	21,547	(8,231)	310,108
Depreciation, depletion, amortization and accretion	13,546	32,527	7,362	3,889	10,013	—	67,337
General and administrative	43,912	42,165	7,085	14,791	2,652	—	110,605
Operating income	32,297	38,019	5,780	(2,603)	2,796	—	76,289
Interest expense	—	—	—	—	—	(22,476)	(22,476)
Interest income	—	—	—	—	1,648	118	1,766
Equity in earnings of affiliates	—	1,329	—	—	—	—	1,329

Income (loss) before income taxes	$32,297	$39,348	$5,780	$(2,603)	$4,444	$(22,358)	$56,908

Identifiable assets	$258,870	$357,762	$184,928	$54,561	$141,179	$6,613	$1,003,913

Capital expenditures	$11,124	$50,687	$5,523	$1,611	$5,180	—	$74,125

				Other
	Well	Rental		Oilfield			Consolid.
2003	Interven.	Tools	Marine	Services	Oil & Gas	Unallocated	Total

Revenues	$187,271	$141,362	$70,370	$100,881	$741	$—	$500,625
Costs of services	111,330	46,119	50,314	81,513	331	—	289,607
Depreciation, depletion, amortization and accretion	12,231	25,696	6,665	4,130	131	—	48,853
General and administrative	39,572	33,457	7,122	14,643	28	—	94,822
Operating income	24,138	36,090	6,269	595	251	—	67,343
Interest expense	—	—	—	—	—	(22,477)	(22,477)
Interest income	—	—	—	—	51	158	209
Other income	—	—	2,762	—	—	—	2,762
Equity in earnings of affiliates	—	985	—	—	—	—	985

Income (loss) before income taxes	$24,138	$37,075	$9,031	$595	$302	$(22,319)	$48,822

Identifiable assets	$224,022	$314,122	$181,752	$64,421	$41,315	$7,231	$832,863
Capital expenditures	$15,248	$30,192	$2,043	$2,692	$—	$—	$50,175
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

	Revenues			Long-Lived Assets
	Years Ended December 31,			December 31,
	2005	2004	2003	2005	2004
United States	$636,062	$476,771	$443,936	$492,602	$479,812
Other Countries	99,272	87,568	56,689	42,360	35,339

Total	$735,334	$564,339	$500,625	$534,962	$515,151

(15)	Interim Financial Information (Unaudited)
The following is a summary of consolidated interim financial information for the years ended December 31, 2005 and 2004 (amounts in thousands, except per share data):

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
2005
Revenues	$173,247	$190,000	$184,101	$187,986
Gross profit	86,829	99,348	82,704	90,449
Net income	17,209	25,054	9,358	16,238

Earnings per share:
Basic	$0.22	$0.32	$0.12	$0.20
Diluted	0.22	0.32	0.12	0.20

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
2004
Revenues	$116,459	$137,545	$152,500	$157,835
Gross profit	49,754	60,401	70,089	73,987
Net income	3,564	8,714	11,288	12,286

Earnings per share:
Basic	$0.05	$0.12	$0.15	$0.16
Diluted	0.05	0.12	0.15	0.16
(16)	Supplementary Oil and Natural Gas Disclosures (Unaudited)
The Company’s December 31, 2005 and 2004 estimates of proved reserves are based on reserve reports prepared by DeGolyer and MacNaughton, independent petroleum engineers. The estimates of proved reserves at December 31, 2003 are based on internal reports. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. This data may also change substantially over time as a result of multiple factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. Proved reserves are estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil	Natural Gas
	(Mbbls)	(Mmcf)
Proved-developed and undeveloped reserves:
December 31, 2002	—	—
Purchase of reserves in place	193	3,304
Revisions	—	(1)
Production	(3)	(79)

December 31, 2003	190	3,224

Purchase of reserves in place	9,232	17,968
Revisions	88	11,407
Production	(390)	(3,219)

December 31, 2004	9,120	29,380

Purchase of reserves in place	168	2,925
Revisions (1)	1,036	(5,294)
Production	(1,221)	(3,323)

December 31, 2005	9,103	23,688

Proved-developed reserves:
December 31, 2003	64	3,190
December 31, 2004	7,731	25,542
December 31, 2005	7,554	21,703

(1) The downward revisions in 2005 were primarily attributable to three factors: 1) the Company determined that it would not undertake four previously planned behind pipe recompletions, 2) one well was plugged and abandoned after experiencing continuing mechanical difficulties, and 3) production rates from several wells after their acquisition by the Company did not support the reserve level initially established.
Since January 1, 2005 no crude oil or natural gas reserve information has been filed with, or included in any report to any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”). The Company files Form 23, including reserve and other information with the EIA.
Costs incurred for oil and natural gas property acquisition and development activities for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Acquisition of properties — proved	$9,015	$81,356	$5,041
Development costs	19,867	4,707	—

Total costs incurred	$28,882	$86,063	$5,041

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
The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows (in thousands):

	2005	2004	2003
Future cash inflows	$792,246	$587,277	$26,002
Future production costs	(155,282)	(148,610)	(12,603)
Future development and abandonment costs	(195,415)	(153,230)	(6,641)
Future income tax expense	(171,058)	(119,567)	(2,748)

Future net cash flows after income taxes	270,491	165,870	4,010
10% annual discount for estimated timing of cash flows	65,386	29,363	20

Standardized measure of discounted future net cash flows	$205,105	$136,507	$3,990

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003
Beginning of the period	$136,507	$3,990	$—
Sales and transfers of oil and natural gas produced, net of production costs	(34,563)	(15,467)	(470)
Net changes in prices and production costs	156,992	949	(1)
Revisions of quantity estimates	4,314	46,040	(8)
Development costs incurred	19,867	4,707	—
Changes in estimated development costs	(46,113)	(99,253)	(5,496)
Purchase and sales of reserves in place	18,408	282,935	12,552
Changes in production rates (timing) and other	(25,536)	(3,238)	(13)
Accretion of discount	22,123	656	—
Net change in income taxes	(46,894)	(84,812)	(2,574)

Net increase	68,598	132,517	3,990

End of period	$205,105	$136,507	$3,990

The December 31, 2005 amount was estimated by DeGolyer and MacNaughton using a period-end crude NYMEX price of $61.04 per barrel (bbl), a NYMEX gas price of $9.44 per million British Thermal units, and price differentials provided by the Company. The December 31, 2004 amount was estimated by DeGolyer and MacNaughton using a period-end crude NYMEX price of $43.46 per bbl, a Henry Hub gas price of $6.19 per million British Thermal units, and price differentials provided by the Company. The December 31, 2003 amount was estimated by the Company using a period end oil price of $32.55 per bbl and $6.14 per thousand cubic feet (mcf) for natural gas. The Company had no oil and gas holdings prior to 2003. Spot prices as of February 28, 2006 were $6.71 per million British Thermal units for natural gas and $61.41 per bbl for crude oil.
(17) Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board revised its Statement of Financial Accounting Standards No. 123 (FAS No. 123R), “Accounting for Stock Based Compensation.” Under FAS No. 123R, companies will be required to recognize as expense the estimated fair value of all share-based payments to employees, including the fair value of employee stock options. This expense will be recognized over the period during which the employee is required to provide service in exchange for the award. Pro forma disclosure of the estimated expense impact of such awards is no longer an alternative to expense recognition in the financial statements. FAS No. 123R is effective for public companies in the first annual period beginning after June 15, 2005, and accordingly, the Company will adopt the provisions of FAS No. 123R effective January 1, 2006. The Comapny anticipates using the modified prospective application transition method, which does not include restatement of prior periods. The Company expects to record approximately $89,000 of compensation expense in 2006 due to the adoption of FAS No. 123R for share-based awards granted prior to January 1, 2006. The Company expects the effect of the adoption on future share-based awards to be consistent with the disclosure of pro forma net income and earnings per share as displayed in note 1 of its consolidated financial statements.
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 (FAS No. 154), “Accounting Changes and Error Corrections.” This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting all changes in accounting principle in the absence of explicit transition requirements of new pronouncements. FAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.
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

Management’s Annual Report on Internal Control Over Financial Reporting
As of December 31, 2005, our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of December 31, 2005 are effective in providing reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 under the captions “Management’s Report on Internal Control over
Financial Reporting” and “Independent Registered Public Accounting Firm’s Report,” and are incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

The following financial statements are included in Part II of this Annual Report on Form 10-K:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm — Audit of Financial Statements

Report of Independent Registered Public Accounting Firm — Audit of Internal Control over

Financial Reporting

Consolidated Balance Sheets – December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003

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

Signature	Title	Date
/s/ Terence E. Hall	Chairman of the Board and	March 10, 2006
Terence E. Hall	Chief Executive Officer
(Principal Executive Officer)

/s/ Robert S. Taylor	Executive Vice President, Treasurer and	March 10, 2006
Robert S. Taylor	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Enoch L. Dawkins	Director	March 10, 2006
Enoch L. Dawkins

/s/ James M. Funk	Director	March 10, 2006
James M. Funk

/s/ Ernest E. Howard, III	Director	March 10, 2006
Ernest E. Howard, III

/s/ Richard A. Pattarozzi	Director	March 10, 2006
Richard A. Pattarozzi

/s/ Justin L. Sullivan	Director	March 10, 2006
Justin L. Sullivan

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Schedule II Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

		Additions
	Balance at the	Charged to			Balance
	beginning of	costs and	Balances from		at the end
Description	the year	expenses	acquisitions	Deductions	of the year

Year ended December 31, 2005:
Allowance for doubtful accounts	$8,364	$3,595	$—	$390	$11,569

Year ended December 31, 2004:
Allowance for doubtful accounts	$6,280	$2,970	$35	$921	$8,364

Year ended December 31, 2003:
Allowance for doubtful accounts	$4,617	$2,359	$—	$696	$6,280

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2004).

4.1	Specimen Stock Certificate (incorporated herein by reference to Amendment No. 1 to the Company’s Form S-4 on Form SB-2 (Registration Statement No. 33-94454)).

4.2	Indenture dated May 2, 2001, by and among SESI, L.L.C., the Company, the Subsidiary Guarantors named therein and the Bank of New York as trustee (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), as amended by First Supplemental Indenture, dated as of July 9, 2001, by and among SESI, L.L.C., Wild Well Control, Inc., Blowout Tools, Inc. and the Bank of New York, as trustee (incorporated herein by reference to the Company’s Registration Statement on Form S-4 (Registration No. 333-64946)), as amended by Second Supplemental Indenture, dated as of September 1, 2001 by and among SESI, L.L.C., Workstrings, L.L.C., Technical Limit Drillstrings, Inc. and the Bank of New York, as trustee (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001), as amended by Fourth Supplemental Indenture, dated as of April 20, 2005, but effective as of July 1, 2004, by and among SESI, L.L.C., SPN Resources, LLC, and the Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed April 20, 2005), as amended by Fifth Supplemental Indenture, dated as of November 15, 2005, but effective as of October 31, 2005, by and among SESI, L.L.C., CSI Technologies, LLC, J.R.B. Consultants, Inc., SEMO, L.L.C., SEMSE, L.L.C., Snubbing Technology Services, LLC, Superior Canada Holding, Inc., Universal Fishing and Rental Tools, Inc. and the Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed November 15, 2005).

10.1	Amended and Restated Superior Energy Services, Inc. 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement dated June 25, 1997).

10.2	Superior Energy Services, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999), as amended by Second Amendment to Superior Energy Services, Inc. 1999 Stock Incentive Plan, effective as of December 7, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 20, 2004).

E-1

Exhibit No.	Description
10.3	Employment Agreement between the Company and Terence E. Hall (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999), as amended by Letter Agreement dated November 12, 2004 between the Company and Terence E. Hall (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2004).

10.4	Amended and Restated Superior Energy Services, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by First Amendment to Superior Energy Services, Inc. 2002 Stock Incentive Plan, effective as of December 7, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 20, 2004).

10.5	Superior Energy Services, Inc.’s 2004 Directors’ Restricted Stock Units Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 16, 2004).

10.6	Form of Employment Agreement executed between the Company and each of its Chief Operating Officer and its Chief Financial Officer (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 25, 2005).

10.7	Form of Employment Agreement executed between the Company and each of its Executive Officers other than its Chairman and Chief Executive Officer, its Chief Operating Officer and its Chief Financial Officer (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on February 25, 2005).

10.8	Superior Energy Services, Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.9	Superior Energy Services, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 18, 2005).

10.10	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 30, 2005).

10.11	Form of Stock Option Agreement for the grant of non-qualified stock options under the Superior Energy Services, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 30, 2005).

10.12	Amended and Restated Credit Agreement, dated October 31, 2005, by and among SESI, L.L.C., as borrower, the Company, as parent, JPMorgan Chase Bank, N.A., successor by merger with Bank One, NA, as agent, Wells Fargo Bank, N.A., successor by merger with Wells Fargo Bank Texas, N.A., as syndication agent, Whitney National Bank, as documentation agent, and the lenders party hereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 3, 2005).

E-2

Exhibit No.	Description
10.13	Retention Agreement, effective as of December 14, 2005, by and between the Company and Kenneth L. Blanchard (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 19, 2005).

10.14	Restricted Stock Agreement, effective as of December 14, 2005, by and between the Company and Kenneth L. Blanchard (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 19, 2005).

14.1	Code of business ethics and conduct (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP.

23.2*	Consent of DeGolyer and MacNaughton.

31.1*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.

32.2*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.

*	Filed herein

E-3