Form 10-Q
period 2006-06-30
SUPERIOR ENERGY SERVICES INC
filed 2006-08-08
CIK 886835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Registrant’s telephone number, including area code: (504) 362-4321
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on August 1, 2006 was 79,817,521.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2006 and December 31, 2005
(in thousands, except share data)

	6/30/06	12/31/05
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$115,846	$54,457
Accounts receivable — net	233,496	196,365
Current portion of notes receivable	4,712	2,364
Prepaid insurance and other	58,493	51,116

Total current assets	412,547	304,302

Property, plant and equipment — net	608,548	534,962
Goodwill — net	224,346	220,064
Notes receivable	26,085	29,483
Equity-method investments	32,541	953
Other assets — net	12,416	7,486

Total assets	$1,316,483	$1,097,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,846	$42,035
Accrued expenses	76,323	69,926
Income taxes payable	50,740	11,353
Fair value of commodity derivative instruments	5,658	10,792
Current portion of decommissioning liabilities	14,081	14,268
Current maturities of long-term debt	810	810

Total current liabilities	193,458	149,184

Deferred income taxes	95,321	97,987
Decommissioning liabilities	106,482	107,641
Long-term debt	311,694	216,596
Other long-term liabilities	3,330	1,468

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 79,815,021 shares at June 30, 2006, and 79,499,927 shares at December 31, 2005	80	79
Additional paid in capital	433,415	428,507
Accumulated other comprehensive income (loss), net	1,104	(4,916)
Retained earnings	171,599	100,704

Total stockholders’ equity	606,198	524,374

Total liabilities and stockholders’ equity	$1,316,483	$1,097,250

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2006 and 2005
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	2006	2005	2006	2005

Oilfield service and rental revenues	$228,134	$160,522	$435,132	$307,814
Oil and gas revenues	33,625	29,478	49,096	55,433

Total revenues	261,759	190,000	484,228	363,247

Cost of oilfield services and rentals	101,286	79,561	194,541	153,174
Cost of oil and gas sales	18,702	11,091	32,907	23,896

Total cost of services, rentals and sales	119,988	90,652	227,448	177,070

Depreciation, depletion, amortization and accretion	25,727	23,580	48,642	45,977
General and administrative expenses	40,088	33,166	77,739	65,550
Gain on sale of liftboats	—	3,269	—	3,269

Income from operations	75,956	45,871	130,399	77,919

Other income (expense):
Interest expense, net	(5,556)	(5,518)	(10,400)	(11,093)
Interest income	1,559	407	2,222	731
Loss on early extinguishment of debt	(12,596)	—	(12,596)	—
Earnings in equity-method investments, net	1,148	259	1,148	778
Reduction in value of equity-method investment	—	(1,250)	—	(1,250)

Income before income taxes	60,511	39,769	110,773	67,085

Income taxes	21,784	14,715	39,878	24,822

Net income	$38,727	$25,054	$70,895	$42,263

Basic earnings per share	$0.49	$0.32	$0.89	$0.55

Diluted earnings per share	$0.48	$0.32	$0.87	$0.53

Weighted average common shares used in computing earnings per share:
Basic	79,798	77,704	79,719	77,544
Incremental common shares from stock options	1,490	1,407	1,422	1,493
Incremental common shares from restricted stock units	36	20	36	20

Diluted	81,324	79,131	81,177	79,057

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(in thousands)
(unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$70,895	$42,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	48,642	45,977
Deferred income taxes	(4,714)	(98)
Stock-based compensation expense	1,316	—
Earnings from equity-method investments	(1,148)	(778)
Reduction in value of equity-method investment	—	1,250
Write-off of debt acquisition costs	2,817	—
Amortization of debt acquisition costs and note discount	510	448
Gain on sale of liftboats	—	(3,269)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(40,222)	(6,542)
Other — net	(4,140)	(9,186)
Accounts payable	4,408	(1,360)
Accrued expenses	6,115	2,363
Decommissioning liabilities	(2,255)	(8,199)
Income taxes	40,461	16,789

Net cash provided by operating activities	122,685	79,658

Cash flows from investing activities:
Payments for capital expenditures	(82,048)	(60,112)
Acquisitions of oil and gas properties, net of cash acquired	(46,631)	—
Acquisitions of businesses, net of cash acquired	(9,822)	(5,273)
Cash contributed to equity-method investment	(30,441)	—
Cash proceeds from sale of subsidary, net of cash sold	18,343	—
Cash proceeds from the sale of liftboats, net	—	19,313
Other	(2,412)	(1,208)

Net cash used in investing activities	(153,011)	(47,280)

Cash flows from financing activities:
Proceeds from long-term debt	295,467	—
Principal payments on long-term debt	(200,405)	(5,905)
Payment of debt acquisition costs	(6,203)	—
Proceeds from exercise of stock options	2,393	6,427

Net cash provided by financing activities	91,252	522

Effect of exchange rate changes on cash	463	(304)

Net increase in cash	61,389	32,596

Cash and cash equivalents at beginning of period	54,457	15,281

Cash and cash equivalents at end of period	$115,846	$47,877

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Six Months Ended June 30, 2006 and 2005
(1) Basis of Presentation
Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 included in Superior Energy Services, Inc.’s Current Report on Form 8-K filed on May 11, 2006 and in the Annual Report on Form 10-K.
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the six months ended June 30, 2006 and 2005 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2006 presentation.
(2) Stock-Based and Long-Term Compensation
The Company maintains various stock incentive plans, including the 2005 Stock Incentive Plan (2005 Incentive Plan), the 2002 Stock Incentive Plan (2002 Incentive Plan), the 1999 Stock Incentive Plan (1999 Incentive Plan) and the 1995 Stock Incentive Plan (1995 Incentive Plan), as amended. These plans provide long-term incentives to the Company’s key employees, including officers and directors, consultants and advisers (Eligible Participants). Under the 2005 Incentive Plan, the 2002 Incentive Plan, the 1999 Incentive Plan and the 1995 Incentive Plan, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants for up to 4,000,000 shares, 1,400,000 shares, 5,929,327 shares and 1,900,000 shares, respectively, of the Company’s common stock. The Compensation Committee of the Company’s Board of Directors establishes the term and the exercise price of any stock options granted under the 2005 Incentive Plan and the 2002 Incentive Plan, provided the exercise price may not be less than the fair value of the common share on the date of grant. All of the options which have been granted under the 1999 Incentive Plan and the 1995 Incentive Plan were fully-vested by June 30, 2006.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (FAS No. 123R), “Share-Based Payment (as amended)” which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The Company is using the modified prospective application method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation costs relating to non-qualified stock options. Prior to January 1, 2006, the Company followed the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS No. 123), “Accounting for Stock-Based Compensation” using the measurement principles prescribed in Accounting Principles Board’s Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based compensation costs were recognized for stock options in net income prior to January 1, 2006, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Stock compensation costs from the grant of restricted stock, restricted stock units, and performance stock units were expensed as incurred.

Stock Options
The Company has granted non-qualified stock options under its various stock incentive plans. The options generally vest in equal installments on the anniversary of the respective grant for three consecutive years and expire on the tenth anniversary of the respective date of grant. Non-vested options are generally subject to forfeiture in the event of termination of employment. On February 23, 2006, the Company granted 212,600 non-qualified stock options from its 2005 Incentive Plan under these same terms.
Beginning January 1, 2006, the Company began recognizing compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes-Merton option pricing model. With the adoption of FAS No. 123R, the Company has contracted a third party to assist in the valuation of option grants. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the option. The following table presents the fair value of grants made during the three and six months ended June 30, 2006 and 2005 and the related assumptions used to calculate the fair value:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	Actual	Pro Forma	Actual	Pro Forma
Weighted-average fair value of grants	*	$7.47	$11.58	$7.47

Black-Scholes-Merton Assumptions:
Risk free interest rate	*	3.85%	4.57%	3.85%
Expected life (years)	*	5.7	5.1	5.7
Volatility	*	38.91%	45.42%	38.91%
Dividend yield	*	—	—	—

(* There were no stock option grants during the three months ended June 30, 2006.)
The Company’s compensation expense related to stock options for the six months ended June 30, 2006 was approximately $404,000, which is reflected in general and administrative expenses. This compensation expense reduced net income, on an after tax basis, by approximately $258,000 for the six months ended June 30, 2006, respectively. No compensation expense related to options was recorded during the six months ended June 30, 2005.
The pro forma data presented below show the effects of stock option costs had they been expensed in prior periods (amounts are in thousands, except per share amounts):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income, as reported	$25,054	$42,263
Stock-based employee compensation expense, net of tax	(218)	(306)

Pro forma net income	$24,836	$41,957

Basic earnings per share:
Earnings, as reported	$0.32	$0.55
Stock-based employee compensation expense, net of tax	(0.01)	(0.01)

Pro forma earnings per share	$0.31	$0.54

Diluted earnings per share:
Earnings, as reported	$0.32	$0.53
Stock-based employee compensation expense, net of tax	(0.01)	(0.01)

Pro forma earnings per share	$0.31	$0.52

The following table summarizes stock option activity for the six months ended June 30, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Option	Contractual	Value (in
	Options	Price	Term (in years)	thousands)
Outstanding at December 31, 2005	3,893,633	$11.44
Granted	212,600	$24.99
Exercised	(212,651)	$11.25
Forfeited	(10,917)	$16.43

Outstanding at June 30, 2006	3,882,665	$12.17	7.4	$84,356

Exercisable at June 30, 2006	3,661,732	$11.43	7.2	$82,261

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on June 30, 2006 and the option price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The Company expects all of its remaining non-vested options to vest as they are primarily held by its officers and senior managers.
The total intrinsic value of options exercised during the six months ended June 30, 2006 (the difference between the stock price upon exercise and the option price) was approximately $3.3 million. The Company received approximately $2.4 million during the six months ended June 30, 2006 from employee stock option exercises. The Company expects to reduce its future tax payments by approximately $1.2 million as the result of the intrinsic value of options exercised during the six months ended June 30, 2006. Due to the I.R.S. administrative relief provisions related to Hurricanes Katrina and Rita, the Company has not been required to make income tax payments since June 15, 2005. The next income tax payment is scheduled on August 28, 2006. In accordance with Statement 123(R), the Company is now required to report the excess tax benefits from the exercise of stock options as financing cash flows. The Company expects to recognize this estimated benefit when the related tax payments are made during the third quarter of 2006.
The following table summarizes non-vested stock option activity for the six months ended June 30, 2006:

		Weighted
		Average Grant-
	Number of Options	Date Fair Value
Non-vested at December 31, 2005	133,912	$3.63
Granted	212,600	$11.58
Vested	(124,912)	$3.62
Forfeited	(667)	$3.62

Non-vested at June 30, 2006	220,933	$11.29

As of June 30, 2006, there was approximately $2.2 million of unrecognized compensation expense related to non-vested stock options outstanding. The Company expects to recognize approximately $0.5 million, $0.8 million, $0.8 million and $0.1 million during the remainder of 2006, the years 2007, 2008 and 2009, respectively, for these non-vested stock options outstanding.
Restricted Stock
During the six months ended June 30, 2006, the Company granted 104,643 shares of restricted stock to its employees under its 2005 Incentive Plan. These shares of restricted stock vest in equal annual installments on the anniversary of the respective grant for three consecutive years, and unvested shares are subject to forfeiture in the event of termination of employment. Holders of the shares of restricted stock are entitled to all rights of a shareholder of the Company with respect to the restricted stock, including the right to vote the shares and receive all dividends and other distributions declared thereon. Compensation expense associated with shares of restricted stock is measured based on the grant-date fair value of our common stock and is recognized on a straight-line basis over the vesting period. The Company’s compensation expense related to shares of restricted stock outstanding for the six months ended June 30, 2006 was approximately $410,000, which is reflected in general and administrative expenses.
A summary of the status of the shares of restricted stock for the six months ended June 30, 2006 is presented in the table below:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at December 31, 2005	24,000	$22.24
Granted	104,643	$25.02
Vested	(9,000)	$22.55
Forfeited	(2,200)	$24.99

Non-vested at June 30, 2006	117,443	$24.65

As of June 30, 2006, there was approximately $2.5 million of unrecognized compensation expense related to non-vested restricted stock shares. The Company expects to recognize approximately $0.5 million, $1.0 million, $0.9 million and $0.1 million during the remainder of 2006, the years 2007, 2008 and 2009, respectively, for these shares of non-vested restricted stock.

Restricted Stock Units
In May 2006, the Company’s stockholders approved the Amended and Restated 2004 Directors Restricted Stock Units Plan. The amended plan provides that each non-employee director is granted a number of restricted stock units having an aggregate value of $100,000, with the exact number of units determined by dividing $100,000 by the fair market value of the Company’s common stock on the day of the annual stockholders’ meeting. In addition, upon the initial election or appointment of any non-employee director, other than at an annual stockholders’ meeting, such person will receive a number of restricted stock units based on the number of full calendar months between the date of grant and the first anniversary of the previous annual stockholders’ meeting. A restricted stock unit represents the right to receive from the Company, within 30 days of the date the participant ceases to serve on the Board, one share of the Company’s common stock. As a result of this plan, 36,137 restricted stock units are outstanding at June 30, 2006. The Company’s expense related to restricted stock units for the six months ended June 30, 2006 and 2005 was approximately $0.6 million and $0.1 million, respectively, which is reflected in general and administrative expenses.
A summary of the activity of restricted stock units for the six months ended June 30, 2006 is presented in the table below:

	Number of	Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at December 31, 2005	19,998	$12.38
Granted	16,139	$30.98

Outstanding at June 30, 2006	36,137	$20.69

Performance Share Units
The Company awards performance share units (“PSUs”) to its employees as part of the Company’s long-term incentive program. There is a 3-year performance period associated with each PSU grant date. The two performance measures applicable to all participants are the Company’s return on invested capital and total shareholder return relative to those of the Company’s pre-defined “peer group.” Participants can earn from $0 to $200 per PSU, as determined by the Company’s achievement of the performance measures. The PSUs provide for settlement in cash or up to 50% in equivalent value in Company common stock, if the participant has met specified continued service requirements. At June 30, 2006 there were 64,901 PSUs outstanding (31,464 and 33,437 related to the 3-year performance periods ending December 31, 2007 and 2008, respectively). The Company’s compensation expense related to all outstanding PSUs for the six months ended June 30, 2006 was approximately $1.1 million, which is reflected in general and administrative expenses. The Company’s compensation expense related to all outstanding PSUs for the six months ended June 30, 2005 was immaterial. At June 30, 2006, the company has recorded a liability of approximately $2.1 million for all outstanding PSU’s which is reflected in accrued expenses.
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
(4) Acquisitions and Dispositions
In February 2006, the Company sold its subsidiary Environmental Treatment Team, L.L.C., (ETT) for approximately $18.7 million in cash (exclusive of $0.4 million of cash sold). The Company reduced the net asset value of ETT by $3.8 million in 2005 to its approximate sales price. For the six months ended June 30, 2006 and 2005, revenue from ETT was approximately $4.6 million and $13.9 million, respectively, and operating income was approximately $386,000 and $312,000, respectively.
In the second quarter of 2006, the Company acquired two businesses for an aggregate purchase price of approximately $9.8 million in cash consideration in order to expand the housing units offered by its rental tools segment into Wyoming and expand the snubbing services offered by its well intervention segment in Australia. These acquisitions have been accounted for as purchases, and the acquired assets and liabilities have been valued at their estimated fair value. The purchase price preliminarily allocated to net assets was approximately $4.0 million, and the excess purchase price over the fair value of net assets of approximately $5.8 million goodwill was recorded. The results of operations have been included from the acquisition date.
In April 2006, the Company’s subsidiary, SPN Resources, LLC (“SPN Resources”), acquired additional oil and gas properties through the acquisition of five offshore Gulf of Mexico leases. Under the terms of the transaction, the Company acquired the properties and assumed the related decommissioning liabilities. The Company paid cash in the amount of $46.6 million and preliminarily recorded decommissioning liabilities of approximately $3.7 million and oil and gas producing assets of approximately $50.3 million.
In 2005, the Company acquired a business for a purchase price of approximately $1.3 million in cash consideration in order to geographically expand the snubbing services offered by its well intervention segment. The purchase price allocated to net assets was approximately $1.3 million, and no goodwill was recorded. The results of operations have been included from the acquisition date.
Also in 2005, SPN Resources acquired additional oil and gas properties through the acquisition of three offshore Gulf of Mexico leases. Under the terms of the transaction, the Company acquired the properties and assumed the related decommissioning liabilities. The Company received $3.7 million in cash and will invoice the sellers at agreed upon prices as the decommissioning activities (abandonment and structure removal) are completed. The Company recorded notes receivable of approximately $2.4 million, decommissioning liabilities of $11.5 million and oil and gas producing assets were recorded at their estimated fair value of $5.4 million.
The following unaudited pro forma information for the three and six months ended June 30, 2006 and 2005 presents a summary of the consolidated results of operations as if the business acquisitions and dispositions described above had occurred on January 1, 2005, with pro forma adjustments to give effect to depreciation and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$262,987	$188,052	$485,055	$359,381

Net income	$38,969	$25,933	$71,741	$44,303

Basic earnings per share	$0.49	$0.33	$0.90	$0.57

Diluted earnings per share	$0.48	$0.33	$0.88	$0.56

The above pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisitions been effected on January 1, 2005.
Most of the Company’s business acquisitions have involved additional contingent consideration based upon a multiple of the acquired companies’ respective average earnings before interest, income taxes, depreciation and amortization (EBITDA) over a three-year period from the respective date of acquisition. As of June 30, 2006, the maximum additional consideration payable for the Company’s prior acquisitions was approximately $2.4 million, and will be determined and payable through 2008. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company’s financial statements until the amounts are fixed and determinable. The Company does not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in its financial statements. When the amounts are determined, they are capitalized as part of the purchase price of the related acquisition.
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
Summarized financial information concerning the Company’s segments for the three and six months ended June 30, 2006 and 2005 is shown in the following tables (in thousands):
Three Months Ended June 30, 2006

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$111,675	$86,593	$33,951	$33,625	$(4,085)	$261,759
Cost of services, rentals and sales	63,355	28,223	13,793	18,702	(4,085)	119,988
Depreciation, depletion, amortization and accretion	4,329	12,482	2,133	6,783	—	25,727
General and administrative expense	18,270	16,483	2,687	2,648	—	40,088
Income from operations	25,721	29,405	15,338	5,492	—	75,956
Interest expense, net	—	—	—	—	(5,556)	(5,556)
Interest income	—	—	—	302	1,257	1,559
Loss on early extinguishment of debt	—	—	—	—	(12,596)	(12,596)
Earnings in equity method investments	—	—	—	1,148	—	1,148

Income before income taxes	$25,721	$29,405	$15,338	$6,942	$(16,895)	$60,511

Three Months Ended June 30, 2005

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$85,019	$61,122	$18,285	$29,478	$(3,904)	$190,000
Cost of services, rentals and sales	52,122	18,877	12,466	11,091	(3,904)	90,652
Depreciation, depletion, amortization and accretion	4,525	10,460	2,017	6,578	—	23,580
General and administrative expense	16,448	13,027	2,107	1,584	—	33,166
Gain on sale of liftboats	—	—	3,269	—	—	3,269
Income from operations	11,924	18,758	4,964	10,225	—	45,871
Interest expense, net	—	—	—	—	(5,518)	(5,518)
Interest income	—	—	—	263	144	407
Earnings in equity method investments, net	—	259	—	—	—	259
Reduction in value of investment	—	(1,250)		—	—	(1,250)

Income before income taxes	$11,924	$17,767	$4,964	$10,488	$(5,374)	$39,769

Six Months Ended June 30, 2006

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$213,748	$164,367	$64,158	$49,096	$(7,141)	$484,228
Cost of services, rentals and sales	123,355	52,521	25,806	32,907	(7,141)	227,448
Depreciation, depletion, amortization and accretion	8,864	24,195	4,285	11,298	—	48,642
General and administrative expense	36,138	31,749	5,585	4,267	—	77,739
Income from operations	45,391	55,902	28,482	624	—	130,399
Interest expense, net	—	—	—	—	(10,400)	(10,400)
Interest income	—	—	—	602	1,620	2,222
Loss on early extinguishment of debt	—	—	—	—	(12,596)	(12,596)
Earnings in equity method investments	—	—	—	1,148	—	1,148

Income before income taxes	$45,391	$55,902	$28,482	$2,374	$(21,376)	$110,773

Six Months Ended June 30, 2005

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$165,135	$113,749	$38,083	$55,433	$(9,153)	$363,247
Cost of services, rentals and sales	101,520	36,411	24,396	23,896	(9,153)	177,070
Depreciation, depletion, amortization and accretion	9,104	20,370	4,120	12,383	—	45,977
General and administrative expense	32,651	25,621	4,215	3,063	—	65,550
Gain on sale of liftboats	—	—	3,269	—	—	3,269
Income from operations	21,860	31,347	8,621	16,091	—	77,919
Interest expense, net	—	—	—	—	(11,093)	(11,093)
Interest income	—	—	—	555	176	731
Earnings in equity method investments, net	—	778	—	—	—	778
Reduction in value of investment	—	(1,250)	—	—	—	(1,250)

Income before income taxes	$21,860	$30,875	$8,621	$16,646	$(10,917)	$67,085

Identifiable Assets

	Well	Rental				Consolidated
	Intervention	Tools	Marine	Oil & Gas	Unallocated	Total

June 30, 2006	$363,456	$468,685	$195,951	$275,724	$12,667	$1,316,483

December 31, 2005	$332,996	$405,527	$203,718	$147,667	$7,342	$1,097,250

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
Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

United States	$225,527	$168,087	$414,532	$319,631
Other Countries	36,232	21,913	69,696	43,616

Total	$261,759	$190,000	$484,228	$363,247

Long-Lived Assets:

	June 30,	December 31,
	2006	2005
United States	$562,339	$492,602
Other Countries	46,209	42,360

Total	$608,548	$534,962

(6) Equity-Method Investments
Investments in entities that are not controlled by the Company but where we have the ability to exercise influence over the operations are accounted for using the equity method. Our share of the income or losses of these entities is reflected as Earnings in equity-method investments on the Consolidated Statements of Operations.
In May 2006, the Company’s subsidiary, SPN Resources, acquired a 40% interest in Coldren Resources LP (“Coldren Resources”) which entered into a purchase and sale agreement with Noble Energy, Inc. to purchase all of Noble’s offshore Gulf of Mexico shelf assets. SPN Resources has made total cash contributions of approximately $30.4 million as of June 30, 2006.
The Company has one additional equity investment of approximately $900,000 and the investment income from both investments was approximately $1.1 million through June 30, 2006.
Subsequent Event
On July 14, 2006, Coldren Resources completed the acquisition from Noble. After downward adjustments to the purchase price, including those for title defects and properties excluded from the sale as a result of the exercise of preferential rights to purchase, the aggregate purchase price for the Noble assets was approximately $475 million. SPN made an additional contribution of approximately $27.4 million at closing.
(7) Debt
The Company has a bank credit facility consisting of a $150 million revolving credit facility, with an option to increase it to $250 million. Any balance outstanding on the revolving credit facility is due on October 31, 2008. At June 30, 2006, the Company had no amounts outstanding under this bank credit facility, but it had approximately $19.5 million of letters of credit outstanding, which reduce the borrowing availability under this credit facility. The credit facility bears interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s capital expenditures, its ability to pay dividends or make other distributions, make acquisitions, create liens, incur additional indebtedness or assume additional decommissioning liabilities. At June 30, 2006, the Company was in compliance with all such covenants.
The Company has $17.0 million outstanding at June 30, 2006, in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000, on every June 3rd and December 3rd through June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with this agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. At June 30, 2006, the Company was in compliance with all such covenants. This long-term financing ranks equally with the bank credit facility.
In the second quarter of 2006, the Company completed a tender offer for approximately 97.6% of its $200 million outstanding of 8 7/8% unsecured senior notes due 2011. The cash consideration for the tender offer was $1,045.63 per $1,000 in aggregate principal amount of senior notes tendered. In conjunction with the tender offer, the Company also received consents to amend the indenture pursuant to which the senior notes were issued to eliminate from the indenture substantially all of the restrictive covenants and certain events of default. After the tender offer was completed, the Company redeemed the remaining outstanding senior notes in accordance with the indenture at the redemption price of $1,044.38 per $1,000 of the principal amount redeemed. The Company recognized a loss on the early extinguishment of debt of approximately $12.6 million, which included the tender premiums, redemption premiums, fees and expenses and the write-off of the remaining unamortized debt acquisition costs associated with these notes.

In May 2006, the Company issued $300 million new unsecured senior notes, which were offered at 98.489% of par and bear interest at the rate of 6 7/8% per annum. The Company used the net proceeds to refinance the $200 million senior notes, including the payment of tender premiums, redemption premiums, fees and expenses, and to fund the equity investment in Coldren Resources. The indenture governing the notes requires semi-annual interest payments, on every June 1st and December 1st through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, prevent the Company from incurring, assuming or guaranteeing additional debt, repurchasing capital stock, paying dividends or making other distributions, unless its ratio of cash flow to interest expense is at least 2.0 to 1, except that the Company may incur additional debt in addition to the senior notes in an amount equal to the greater of $250 million or 30% of its net tangible assets as defined, which was approximately $248 million at June 30, 2006. The indenture also contains covenants that restrict the Company’s ability to create certain liens, sell assets or enter into certain mergers or acquisitions. At June 30, 2006, the Company was in compliance with all such covenants.
(8) Hedging Activities
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
With a financially-settled swap, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the hedged price for the transaction, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price of the collar, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. The Company recognizes the fair value of all derivative instruments as assets or liabilities on the balance sheet. Changes in the fair value of cash flow hedges are recognized, to the extent the hedge is effective, in other comprehensive income until the hedged item is settled and recorded in revenue. For the six months ended June 30, 2006, hedging settlement payments reduced oil revenues by approximately $8.7 million, and no gains or losses were recognized due to hedge ineffectiveness.
The Company had the following hedging contracts as of June 30, 2006:

Crude Oil Positions
	Instrument	Strike	Volume (Bbls)
Remaining Contract Term	Type	Price (Bbl)	Daily	Total (Bbls)
7/06 — 8/06	Swap	$39.45	1,000	92,000
7/06 — 8/06	Collar	$35.00/$45.60	1,000	92,000
Based on the futures prices quoted at June 30, 2006, the Company expects to reclassify net losses of approximately $3.6 million, net of taxes, into earnings related to the derivative contracts through August 2006 during the remaining term of the contracts; however, actual gains or losses recognized may differ materially depending on the movement of commodity pricing over the next twelve months.
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
The Company estimates the cost that would be incurred if it contracted an unaffiliated third party to plug and abandon wells, abandon the pipelines, decommission and remove the platforms and pipelines and restore the sites of its oil and gas properties, and uses that estimate to record its proportionate share of the decommissioning liability. In estimating the decommissioning liability, the Company performs detailed estimating procedures, analysis and engineering studies. Whenever practical, the Company utilizes its own equipment and labor services to perform well abandonment and decommissioning work. When the Company performs these services, all recorded intercompany revenues are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is abandoned. The recorded liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the recorded liability exceeds (or is less than) the Company’s total costs, then the difference is reported as income (or loss) within revenue during the period in which the work is performed. The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liability have changed materially. The timing and amounts of these expenditures are estimates, and changes to these estimates may result in additional (or decreased) liabilities recorded, which in turn would increase (or decrease) the carrying values of the related oil and gas properties. The Company revised its estimates for the timing of these expenditures during the six months ended June 30, 2006, which caused a reduction in the decommissioning liability of approximately $5.1 million. The following table summarizes the activity for the Company’s decommissioning liabilities for the six months ended June 30, 2006 and 2005 (amounts in thousands):

	Six Months Ended
	June 30,
	2006	2005

Total decommissioning liabilities at December 31, 2005 and 2004, respectively	$121,909	$114,018
Liabilities acquired and incurred	3,554	—
Liabilities settled	(2,255)	(8,200)
Accretion	2,419	2,125
Revision in estimated liabilities	(5,064)	(2,956)

Total decommissioning liabilities at June 30, 2006 and 2005, respectively	120,563	104,987
Current portion of decommissioning liabilities at June 30, 2006 and 2005, respectively	14,081	11,083

Long-term portion of decommissioning liabilities at June 30, 2006 and 2005, respectively	$106,482	$93,904

(10) Notes Receivable
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
(11) Prepaid Insurance and Other
Prepaid insurance and other includes approximately $26.2 million and $23.9 million in insurance receivables at June 30, 2006 and December 31, 2005, respectively. The balances are primarily due to property and casualty insurance claims caused by the impact of Hurricanes Katrina and Rita on our oil and gas properties, as well as our buildings and equipment. The insurance deductibles on Hurricanes Katrina and Rita of approximately $1 million were expensed during 2005. All amounts not expected to be reimbursed by insurance are expensed as incurred.
(12) Other Comprehensive Income
The following tables reconcile the change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 (amounts in thousands):

	Three Months Ended
	June 30,
	2006	2005
Accumulated other comprehensive loss, March 31, 2006 and 2005, respectively	$(3,353)	$(5,897)

Other comprehensive income (loss):
Other comprehensive income (loss), net of tax
Hedging activities:
Adjustment for settled contracts, net of tax of $1,736 in 2006 and $789 in 2005	2,956	1,343
Changes in fair value of outstanding hedging positions, net of tax of ($455) in 2006 and ($650) in 2005	(776)	(1,105)
Foreign currency translation adjustment	2,277	(1,206)

Total other comprehensive income (loss)	4,457	(968)

Accumulated other comprehensive income (loss), June 30, 2006 and 2005, respectively	$1,104	$(6,865)

	Six Months Ended
	June 30,
	2006	2005
Accumulated other comprehensive income (loss), December 31, 2005 and 2004, respectively	$(4,916)	$2,884

Other comprehensive income (loss):
Other comprehensive income (loss), net of tax
Hedging activities:
Adjustment for settled contracts, net of tax of $3,059 in 2006 and $1,103 in 2005	5,209	1,877
Changes in fair value of outstanding hedging positions, net of tax of ($1,160) in 2006 and ($5,697) in 2005	(1,975)	(9,699)
Foreign currency translation adjustment	2,786	(1,927)

Total other comprehensive income (loss)	6,020	(9,749)

Accumulated other comprehensive income (loss), June 30, 2006 and 2005, respectively	$1,104	$(6,865)

(13) Commitments and Contingencies
From time to time, the Company is involved in litigation and other disputes arising out of operations in the normal course of business. In management’s opinion, the Company is not involved in any litigation or disputes, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(14) Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 155 (FAS No. 155), “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” FAS No. 155 simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. FAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS No. 155 to have any impact on its results of operations or financial position.
In March 2006, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 156 (FAS No. 156), “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” FAS No. 156 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities by requiring that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. FAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of FAS No. 156 will have no impact on the Company’s results of operations or financial position.
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 provides guidance on measurement and recognition in accounting for income tax uncertainties and also requires expanded financial statement disclosure. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN No. 48 will have on its results of operations and financial position.
(15) Financial Information Related to Guarantor Subsidiaries
In May 2006, SESI, L.L.C. (“Issuer”), a wholly-owned subsidiary of Superior Energy Services, Inc. (“Parent”), issued $300 million of 6 7/8% Senior Notes at 98.489%. The Parent, along with substantially all of its direct and indirect subsidiaries, fully and unconditionally guaranteed the Senior Notes and such guarantees are joint and several. All of the guarantor subsidiaries are wholly-owned, direct or indirect subsidiaries of the Issuer. Income taxes are paid by the Parent through a consolidated tax return and are accounted for by the Parent. The following tables present the condensed consolidating financial statements as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
June 30, 2006
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$83,971	$19,260	$12,615	$—	$115,846
Accounts receivable — net	—	2,503	212,692	30,095	(11,794)	233,496
Current portion of notes receivable	—	—	4,712	—	—	4,712
Prepaid insurance and other	37	4,679	51,006	2,771	—	58,493

Total current assets	37	91,153	287,670	45,481	(11,794)	412,547

Property, plant and equipment — net	—	—	553,264	55,284	—	608,548
Goodwill — net	—	—	199,567	24,779	—	224,346
Notes receivable	—	—	26,085	—	—	26,085
Investments in affiliates	124,271	190,742	31,573	968	(315,013)	32,541
Other assets — net	—	11,699	104	613	—	12,416

Total assets	$124,308	$293,594	$1,098,263	$127,125	$(326,807)	$1,316,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1,416	$39,227	$16,997	$(11,794)	$45,846
Accrued expenses	372	16,746	51,186	8,019	—	76,323
Income taxes payable	48,728	—	—	2,012	—	50,740
Fair value of commodity derivative instruments	—	—	5,658	—	—	5,658
Current portion of decommissioning liabilities	—	—	14,081	—	—	14,081
Current maturities of long-term debt	—	—	—	810	—	810

Total current liabilities	49,100	18,162	110,152	27,838	(11,794)	193,458

Deferred income taxes	92,519	—	—	2,802	—	95,321
Decommissioning liabilities	—	—	106,482	—	—	106,482
Long-term debt	—	295,503	—	16,191	—	311,694
Intercompany payables/(receivables)	(337,065)	28,541	465,039	26,874	(183,389)	—
Other long-term liabilities	—	3,294	36	—	—	3,330

Stockholders’ equity:
Preferred stock of $.01 par value.	—	—	—	—	—	—
Common stock of $.001 par value.	80	—	—	101	(101)	80
Additional paid in capital	433,415	127,173	—	4,350	(131,523)	433,415
Accumulated other comprehensive loss, net	—	—	(3,565)	4,669	—	1,104
Retained earnings (deficit)	(113,741)	(179,079)	420,119	44,300	—	171,599

Total stockholders’ equity	319,754	(51,906)	416,554	53,420	(131,624)	606,198

Total liabilities and stockholders’ equity	$124,308	$293,594	$1,098,263	$127,125	$(326,807)	$1,316,483

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
December 31, 2005
(in thousands)
(unaudited except as noted)

				Non-
			Guarantor	Guarantor		Consolidated
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$—	$21,414	$19,421	$13,622	$—	$54,457
Accounts receivable — net	—	3,748	180,670	23,332	(11,385)	196,365
Current portion of notes receivable	—	—	2,364	—	—	2,364
Prepaid insurance and other	—	3,039	46,237	1,840	—	51,116

Total current assets	—	28,201	248,692	38,794	(11,385)	304,302

Property, plant and equipment — net	—	—	481,265	53,697	—	534,962
Goodwill — net	—	—	196,696	23,368	—	220,064
Notes receivable	—	—	29,483	—	—	29,483
Investments in subsidiaries and affiliates	124,271	203,083	—	953	(327,354)	953
Other assets — net	—	6,390	553	543	—	7,486

Total assets	$124,271	$237,674	$956,689	$117,355	$(338,739)	$1,097,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$821	$34,790	$17,809	$(11,385)	$42,035
Accrued expenses	269	17,300	46,025	6,332	—	69,926
Income taxes payable	9,917	—	—	1,436	—	11,353
Fair value of commodity derivative instruments	—	—	10,792	—	—	10,792
Current portion of decommissioning liabilities	—	—	14,268	—	—	14,268
Current maturities of long-term debt	—	—	—	810	—	810

Total current liabilities	10,186	18,121	105,875	26,387	(11,385)	149,184

Deferred income taxes	95,196	—	—	2,791	—	97,987
Decommissioning liabilities	—	—	107,641	—	—	107,641
Long-term debt	—	200,000	—	16,596	—	216,596
Intercompany payables/(receivables)	(332,937)	31,751	467,362	29,554	(195,730)	—
Other long-term liabilities	—	1,458	10	—	—	1,468

Stockholders’ equity:
Preferred stock of $.01 par value.	—	—	—	—	—	—
Common stock of $.001 par value.	79	—	—	101	(101)	79
Additional paid in capital	428,507	127,173	—	4,350	(131,523)	428,507
Accumulated other comprehensive income (loss), net	—	—	(6,799)	1,883	—	(4,916)
Retained earnings (deficit)	(76,760)	(140,829)	282,600	35,693	—	100,704

Total stockholders’ equity	351,826	(13,656)	275,801	42,027	(131,624)	524,374

Total liabilities and stockholders’ equity	$124,271	$237,674	$956,689	$117,355	$(338,739)	$1,097,250

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2006
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Oilfield service and rental revenues	$—	$—	$205,929	$28,116	$(5,911)	$228,134
Oil and gas revenues	—	—	33,625	—	—	33,625

Total revenues	—	—	239,554	28,116	(5,911)	261,759

Cost of oilfield services and rentals	—	—	91,409	15,788	(5,911)	101,286
Cost of oil and gas sales	—	—	18,702	—	—	18,702

Total cost of services, rentals and sales	—	—	110,111	15,788	(5,911)	119,988

Depreciation, depletion, amortization and accretion	—	—	23,707	2,020	—	25,727
General and administrative expenses	156	9,886	26,912	3,134	—	40,088
Gain on sale of liftboats	—	—	—	—	—	—

Income from operations	(156)	(9,886)	78,824	7,174	—	75,956

Other income (expense):
Interest expense, net	—	(5,119)	(156)	(281)	—	(5,556)
Interest income	—	1,072	425	62	—	1,559
Loss on early extinguishment of debt	—	(12,596)	—	—	—	(12,596)
Earnings in equity-method investments, net	—	—	1,133	15	—	1,148
Reduction in value of equity-method investment	—	—	—	—	—	—

Income before income taxes	(156)	(26,529)	80,226	6,970	—	60,511

Income taxes	19,959	—	—	1,825	—	21,784

Net income (loss)	$(20,115)	$(26,529)	$80,226	$5,145	$—	$38,727

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2005
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Oilfield service and rental revenues	$—	$—	$148,550	$16,216	$(4,244)	$160,522
Oil and gas revenues	—	—	29,478	—	—	29,478

Total revenues	—	—	178,028	16,216	(4,244)	190,000

Cost of oilfield services and rentals	—	—	75,305	8,500	(4,244)	79,561
Cost of oil and gas sales	—	—	11,091	—	—	11,091

Total cost of services, rentals and sales	—	—	86,396	8,500	(4,244)	90,652

Depreciation, depletion, amortization and accretion			21,710	1,870	—	23,580
General and administrative expenses	137	6,668	24,441	1,920	—	33,166
Gain on sale of liftboats	—	—	3,269	—	—	3,269

Income from operations	(137)	(6,668)	48,750	3,926	—	45,871

Other income (expense):
Interest expense, net	—	(5,179)	(2)	(337)	—	(5,518)
Interest income	—	109	269	29	—	407
Loss on early extinguishment of debt	—	—	—	—	—	—
Earnings in equity-method investments, net	—	—	—	259	—	259
Reduction in value of equity-method investment	—	—	—	(1,250)	—	(1,250)

Income before income taxes	(137)	(11,738)	49,017	2,627	—	39,769

Income taxes	13,976	—	—	739	—	14,715

Net income (loss)	$(14,113)	$(11,738)	$49,017	$1,888	$—	$25,054

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2006
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Oilfield service and rental revenues	$—	$—	$396,150	$49,889	$(10,907)	$435,132
Oil and gas revenues	—	—	49,096	—	—	49,096

Total revenues	—	—	445,246	49,889	(10,907)	484,228

Cost of oilfield services and rentals	—	—	178,073	27,375	(10,907)	194,541
Cost of oil and gas sales	—	—	32,907	—	—	32,907

Total cost of services, rentals and sales	—	—	210,980	27,375	(10,907)	227,448

Depreciation, depletion, amortization and accretion	—	—	44,480	4,162	—	48,642
General and administrative expenses	262	17,244	54,071	6,162	—	77,739
Gain on sale of liftboats	—	—	—	—	—	—

Income from operations	(262)	(17,244)	135,715	12,190	—	130,399

Other income (expense):
Interest expense, net	—	(9,667)	(166)	(567)	—	(10,400)
Interest income	—	1,257	837	128	—	2,222
Loss on early extinguishment of debt	—	(12,596)	—	—	—	(12,596)
Earnings in equity-method investments, net	—	—	1,133	15	—	1,148
Reduction in value of equity-method investment	—	—	—	—	—	—

Income before income taxes	(262)	(38,250)	137,519	11,766	—	110,773

Income taxes	36,719	—	—	3,159	—	39,878

Net income (loss)	$(36,981)	$(38,250)	$137,519	$8,607	$—	$70,895

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2005
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Oilfield service and rental revenues	$—	$—	$285,976	$29,819	$(7,981)	$307,814
Oil and gas revenues	—	—	55,433	—		55,433

Total revenues	—	—	341,409	29,819	(7,981)	363,247

Cost of oilfield services and rentals	—	—	144,940	16,215	(7,981)	153,174
Cost of oil and gas sales	—	—	23,896	—		23,896

Total cost of services, rentals and sales	—	—	168,836	16,215	(7,981)	177,070

Depreciation, depletion, amortization and accretion	—	—	42,357	3,620		45,977
General and administrative expenses	250	12,942	47,653	4,705		65,550
Gain on sale of liftboats	—	—	3,269	—	—	3,269

Income from operations	(250)	(12,942)	85,832	5,279	—	77,919

Other income (expense):
Interest expense, net	—	(10,413)	(4)	(676)		(11,093)
Interest income	—	116	563	52		731
Earnings in equity-method investments, net	—	—	—	778		778
Reduction in value of equity-method investment	—	—	—	(1,250)	—	(1,250)

Income before income taxes	(250)	(23,239)	86,391	4,183	—	67,085

Income taxes	23,467		—	1,355		24,822

Net income (loss)	$(23,717)	$(23,239)	$86,391	$2,828	$—	$42,263

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2006
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income	$(36,981)	$(38,250)	$137,519	$8,607	$70,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	—	44,480	4,162	48,642
Deferred income taxes	(4,576)	—	—	(138)	(4,714)
Stock-based compensation expense	—	1,316	—	—	1,316
Earnings from equity-method investments	—	—	(1,133)	(15)	(1,148)
Write-off of debt acquisition costs	—	2,817	—	—	2,817
Amortization of debt acquisition costs and note discount	—	510	—	—	510
Changes in operating assets and liabilities, net of acquisitions:
Receivables	—	1,246	(35,184)	(6,284)	(40,222)
Other — net	(37)	209	(4,316)	4	(4,140)
Accounts payable	—	595	4,917	(1,104)	4,408
Accrued expenses	103	(554)	5,051	1,515	6,115
Decommissioning liabilities	—	—	(2,255)	—	(2,255)
Income taxes	40,008	—	—	453	40,461

Net cash provided by (used in) operating activities	(1,483)	(32,111)	149,079	7,200	122,685

Cash flows from investing activities:
Payments for capital expenditures	—	—	(78,119)	(3,929)	(82,048)
Acquisitions of oil and gas properties, net of cash acquired	—	—	(46,631)	—	(46,631)
Acquisitions of businesses, net of cash acquired	—	(9,822)	—	—	(9,822)
Cash contributed to equity method investment	—	—	(30,441)	—	(30,441)
Cash proceeds from sale of subsidary, net of cash sold	—	18,343	—	—	18,343
Other	—	(2,412)	—	—	(2,412)
Intercompany receivables/payables	(910)	(705)	5,951	(4,336)	—

Net cash provided by (used in) investing activities	(910)	5,404	(149,240)	(8,265)	(153,011)

Cash flows from financing activities:
Proceeds from long-term debt	—	295,467	—	—	295,467
Principal payments on long-term debt	—	(200,000)	—	(405)	(200,405)
Payment of debt acquisition costs	—	(6,203)	—	—	(6,203)
Proceeds from exercise of stock options	2,393	—	—	—	2,393

Net cash provided by (used in) financing activities	2,393	89,264	—	(405)	91,252

Effect of exchange rate changes on cash				463	463

Net increase (decrease) in cash	—	62,557	(161)	(1,007)	61,389

Cash and cash equivalents at beginning of period	—	21,414	19,421	13,622	54,457

Cash and cash equivalents at end of period	$—	$83,971	$19,260	$12,615	$115,846

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2005
(in thousands)
(unaudited)

			Guarantor	Non- Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income	$(23,717)	$(23,239)	$86,391	$2,828	$42,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	—	42,357	3,620	45,977
Deferred income taxes	(8)	—	—	(90)	(98)
Earnings from equity-method investments	—	—	—	(778)	(778)
Reduction in value of equity-method investment	—	—	—	1,250	1,250
Amortization of debt acquisition costs	—	448	—	—	448
Gain on sale of liftboats	—	—	(3,269)	—	(3,269)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	—	342	(4,988)	(1,896)	(6,542)
Other — net	(28)	(3,213)	(6,812)	867	(9,186)
Accounts payable	—	(310)	(1,613)	563	(1,360)
Accrued expenses	118	57	1,649	539	2,363
Decommissioning liabilities	—	—	(8,199)	—	(8,199)
Income taxes	16,789	—	—	—	16,789

Net cash provided by (used in) operating activities	(6,846)	(25,915)	105,516	6,903	79,658

Cash flows from investing activities:
Payments for capital expenditures	—	—	(55,796)	(4,316)	(60,112)
Acquisitions of businesses, net of cash acquired	—	(5,273)	—	—	(5,273)
Cash proceeds from the sale of liftboats, net	—	—	19,313	—	19,313
Other	—	(1,208)	—	—	(1,208)
Intercompany receivables/payables	419	66,209	(65,297)	(1,331)	—

Net cash provided by (used in) used in investing activities	419	59,728	(101,780)	(5,647)	(47,280)

Cash flows from financing activities:
Principal payments on long-term debt	—	(5,500)	—	(405)	(5,905)
Proceeds from exercise of stock options	6,427	—	—	—	6,427

Net cash provided by (used in) financing activities	6,427	(5,500)	—	(405)	522

Effect of exchange rate changes on cash	—	—	—	(304)	(304)

Net increase in cash	—	28,313	3,736	547	32,596

Cash and cash equivalents at beginning of period	—	3,548	5,173	6,560	15,281

Cash and cash equivalents at end of period	$—	$31,861	$8,909	$7,107	$47,877

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following management’s discussion and analysis of financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility and cyclicality of the oil and gas industry, including oil and gas prices and the level of offshore exploration, production and development activity; changes in competitive factors affecting our operations; risks associated with the acquisition of mature oil and gas properties, including estimates of recoverable reserves, future oil and gas prices and potential environmental and plugging and abandonment liabilities; seasonality of the offshore industry in the Gulf of Mexico and the long-term effects of Hurricanes Katrina and Rita; our dependence on key personnel and certain customers; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the volatility and risk associated with oil and gas prices; risks of our growth strategy, including the risks of rapid growth and the risks inherent in acquiring businesses and mature oil and gas properties; the effect on our performance of regulatory programs and environmental matters and risks associated with international expansion, including political and economic uncertainties. These and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2005. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.
Executive Summary
During the second quarter of 2006, we achieved our highest quarterly levels ever for revenue, income from operations, net income and diluted earnings per share. Revenue was $261.8 million, income from operations was $76.0 million and net income was $38.7 million, or $0.48 diluted earnings per share.
Our revenue increased in all geographic market areas in which we compete as compared to the first quarter of 2006. The biggest increase was in the Gulf of Mexico market area, where revenue increased approximately 21% due primarily to a significant increase in revenue from the oil and gas segment. Early in the quarter, full oil and gas production resumed following extended shut-ins due to hurricane repairs. Revenue from other geographic market areas increased approximately 14%.
In the well intervention segment, revenue was $111.7 million and income from operations was $25.7 million, a 9% and 31% increase, respectively, over the first quarter of 2006. The three drivers of this segment continue to be growing demand for production-related services, increased well abandonment work in the Gulf of Mexico and our continued involvement in providing hurricane-recovery project management and services. As compared to the first quarter, the biggest activity increases came from cased-hole logging, engineering and project management services, plug and abandonment and well control.
In our rental tools segment, revenue was $86.6 million, an 11% increase as compared to the first quarter of 2006, and income from operations was $29.4 million, an 11% increase over the first quarter of 2006. Activity increases over the first quarter were evenly split between the Gulf of Mexico and international market areas. In the Gulf of Mexico, the biggest demand increases were for drill collars, stabilizers and drill pipe. Internationally, drill pipe, landing strings, drill collars and stabilizers saw the biggest increases in markets such as South America, West Africa and the North Sea. Non-GOM revenue increased 10% over the first quarter of 2006, with the biggest increase coming from the international markets. We continue to experience significant growth opportunities for rentals both domestically and internationally.

In our marine segment, revenue was $34.0 million and income from operations was $15.3 million, a 12% and 17% increase, respectively, over the first quarter of 2006. Average daily revenue increased 11% as compared to the first quarter as we benefited from the first full quarter of rate increases that went into place on March 1. Utilization was 84% compared to 85% in the first quarter of 2006. We are currently refurbishing a 200-ft. class liftboat that we expect to add to our fleet during the third quarter.
Revenue from our oil and gas segment was $33.6 million and income from operations was $5.5 million, representing significant increases over first quarter 2006 results. Second quarter oil and gas production was approximately 636,000 barrels of oil equivalent (boe) as compared to 359,000 boe in the first quarter of 2006. Our operating results were impacted by $1.3 million in repairs and maintenance expense related to hurricane damage repair work, and $4.5 million in additional insurance expense as compared to the first quarter. Insurance on offshore oil and gas properties has increased dramatically in the Gulf of Mexico in the wake of last year’s hurricane season.
Comparison of the Results of Operations for the Three Months Ended June 30, 2006 and 2005
For the three months ended June 30, 2006, our revenues were $261.8 million, resulting in net income of $38.7 million or $0.48 diluted earnings per share. This net income includes a loss on early extinguishment of debt of $12.6 million. For the three months ended June 30, 2005, revenues were $190.0 million and net income was $25.1 million or $0.32 diluted earnings per share. Revenue and gross margin were higher in the well intervention, rental tools and marine segments as a result of increased production-related projects and drilling activity worldwide, and demand for repair and recovery services we provide to our Gulf of Mexico customers as the result of damage caused by hurricanes in 2004 and 2005. These factors resulted in higher utilization and dayrates for many of our services, liftboats and rental tools. Revenues in our oil and gas segment were higher due to high commodity prices, but hurricane-related shut-ins resulted in less oil and gas production and higher operating expenses which lead to a lower gross margin.
The following table compares our operating results for the three months ended June 30, 2006 and 2005. Gross margin is calculated by subtracting cost of services from revenue for each of our four business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s other three segments.

	Revenue			Gross Margin
	2006	2005	Change	2006	%	2005	%	Change

Well Intervention	$111,675	$85,019	$26,656	$48,320	43%	$32,897	39%	$15,423
Rental Tools	86,593	61,122	25,471	58,370	67%	42,245	69%	16,125
Marine	33,951	18,285	15,666	20,158	59%	5,819	32%	14,339
Oil and Gas	33,625	29,478	4,147	14,923	44%	18,387	62%	(3,464)
Less: Oil and Gas Elim.	(4,085)	(3,904)	(181)	—	—	—	—	—

Total	$261,759	$190,000	$71,759	$141,771	54%	$99,348	52%	$42,423

The following discussion analyzes our results on a segment basis.
Well Intervention Segment
Revenue for our well intervention segment was $111.7 million for the three months ended June 30, 2006, as compared to $85.0 million for the same period in 2005. This segment’s gross margin percentage increased to 43% for the three months ended June 30, 2006 from 39% for the same period of 2005. We experienced higher revenue for most of our production-related services, especially cased hole logging, pumping and stimulation, well control, hydraulic workover services, and engineering and project management services as production-related activity improved significantly, especially in the Gulf of Mexico. In addition, revenue increased for our plug and abandonment services as many customers continued plugging severely damaged wells and temporarily or permanently plugging other wells to lower their insurance exposure and risk of damage from any future hurricanes.

Gross margins improved due to higher utilization and dayrates for many of our services, which generally have high fixed costs.
Rental Tools Segment
Revenue for our rental tools segment for the three months ended June 30, 2006 was $86.6 million, a 42% increase over the same period in 2005. The gross margin percentage slightly decreased to 67% for the three months ended June 30, 2006 from 69% for the same period of 2005. We experienced significant increases in revenue from our on-site accommodations, drill pipe and accessories, specialty tubulars and stabilizers and drill collars. The increases are primarily the result of significant increases in activity in the Gulf of Mexico particularly in our deepwater market area, as well as our international and domestic land expansion efforts. Our international revenue for the rental tools segment has increased 75% to approximately $20.7 million for the quarter ended June 30, 2006 over the same period of 2005. Our biggest improvements were in the North Sea, South America and Mexico market areas.
Marine Segment
Our marine segment revenue for the three months ended June 30, 2006 increased 86% over the same period in 2005 to $34.0 million. The gross margin percentage for the three months ended June 30, 2006 increased to 59% from 32% for the same period in 2005. The three months ended June 30, 2006 were characterized by a significant increase in liftboat pricing and utilization due to higher activity levels resulting from increases in Gulf of Mexico production-related activity and ongoing construction and repair work needed as the result of the damage in the Gulf of Mexico from Hurricanes Katrina and Rita. The fleet’s average dayrate increased over 100% to approximately $15,770 in the second quarter of 2006 from $7,370 in the second quarter of 2005. The fleet’s average utilization increased to approximately 83% for the second quarter of 2006 from 73% in the same period in 2005. The second quarter of 2005 also includes two months of rental activity from the 105-foot and the 120 to 135-foot class liftboats, which were sold effective June 1, 2005.
Oil and Gas Segment
Oil and gas revenues were $33.6 million in the three months ended June 30, 2006, as compared to $29.5 million in the same period of 2005. In the second quarter of 2006, production was approximately 636,000 boe, as compared to approximately 662,000 boe in the second quarter of 2005. The gross margin percentage decreased to 44% in the three months ended June 30, 2006 from 62% in the same period of 2005 due to increased insurance costs and ongoing repair costs related to Hurricanes Katrina and Rita.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $25.7 million in the three months ended June 30, 2006 from $23.6 million in the same period in 2005. The increase results from the depreciation associated with our 2006 and 2005 capital expenditures primarily in the rental tools segment.
General and Administrative Expenses
General and administrative expenses increased to $40.1 million for the three months ended June 30, 2006 from $33.2 million for the same period in 2005. This increase was primarily related to increased bonus accruals due to our improved performance; increased compensation expense from our new long-term incentive plan established late in the second quarter of 2005; increased insurance costs; and increased expenses related to our geographic expansion, oil and gas acquisitions and our growth. General and administrative expenses decreased to 15% of revenue for the three months ended June 30, 2006 from 17% for the same period in 2005.
Comparison of the Results of Operations for the Six Months Ended June 30, 2006 and 2005
For the six months ended June 30, 2006, our revenues were $484.2 million, resulting in net income of $70.9 million or $0.87 diluted earnings per share. This net income includes a loss on early extinguishment of debt of $12.6 million. For the six months ended June 30, 2005, revenues were $363.2 million and net income was $42.3 million or $0.53 diluted earnings per share.

We experienced significantly higher revenue and gross margin for our well intervention, rental tools and marine segments due to higher pricing and utilization for most products and services offered. Factors driving our improved performance include higher commodity prices resulting in additional production and drilling-related activity worldwide, as well as demand for our services and liftboats that are necessary to assist in repair work needed as the result of the active Gulf of Mexico hurricane seasons of 2004 and 2005. These increases more than offset the lower revenue and gross margin in the oil and gas segment due to lower production and higher operating expenses as the result of damage from Hurricanes Katrina and Rita.
The following table compares our operating results for the six months ended June 30, 2006 and 2005. Gross margin is calculated by subtracting cost of services from revenue for each of our four business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s other three segments.

	Revenue			Gross Margin
	2006	2005	Change	2006	%	2005	%	Change

Well Intervention	$213,748	$165,135	$48,613	$90,393	42%	$63,615	39%	$26,778
Rental Tools	164,367	113,749	50,618	111,846	68%	77,338	68%	34,508
Marine	64,158	38,083	26,075	38,352	60%	13,687	36%	24,665
Oil and Gas	49,096	55,433	(6,337)	16,189	33%	31,537	57%	(15,348)
Less: Oil and Gas Elim.	(7,141)	(9,153)	2,012	—	—	—	—	—

Total	$484,228	$363,247	$120,981	$256,780	53%	$186,177	51%	$70,603

The following discussion analyzes our results on a segment basis.
Well Intervention Segment
Revenue for our well intervention segment was $213.7 million for the six months ended June 30, 2006, as compared to $165.1 million for the same period in 2005. This segment’s gross margin percentage increased to 42% for the six months ended June 30, 2006 from 39% for the same period of 2005. We experienced higher revenue for most of our production-related services as pricing and utilization were higher due to increased production-related activity and hurricane-related repair work in the Gulf of Mexico. In addition, revenue increased for our plug and abandonment services as many customers began plugging severely damaged wells and temporarily or permanently plugging other wells to lower their insurance exposure and risk of damage from any future hurricanes.
Rental Tools Segment
Revenue for our rental tools segment for the six months ended June 30, 2006 was $164.4 million, a 44% increase over the same period in 2005. The gross margin percentage remained constant at 68% for the six months ended June 30, 2006 and 2005. We experienced significant increases in revenue from our on-site accommodations, drill pipe and accessories, specialty tubulars, stabilizers and drill collars. The increases are primarily the result of significant increases in activity in the Gulf of Mexico particularly in our deepwater market area, as well as our international and domestic land expansion efforts. Our international revenue for the rental tools segment has increased 66% to approximately $36.6 million for the six months ended June 30, 2006 over the same period of 2005.
Marine Segment
Our marine segment revenue for the six months ended June 30, 2006 increased 68% over the same period in 2005 to $64.2 million. The gross margin percentage for the six months ended June 30, 2006 increased to 60% from 36% for the same period in 2005. The six months ended June 30, 2006 were characterized by a significant increase in liftboat pricing and utilization due to higher activity levels resulting from increases in Gulf of Mexico production-related activity and ongoing construction and repair work needed as the result of the damage in the Gulf of Mexico from Hurricanes Katrina and Rita. The fleet’s average dayrate increased over 100% to approximately $15,020 in the first six months of 2006 from $7,140 in the same period of 2005. The fleet’s average utilization increased to approximately 84% for the six months ended June 30, 2006 from 75% in the same period in 2005. The six months ended June 30, 2005 also includes five months of rental activity from the 105-foot and the 120 to 135-foot class liftboats, which were sold effective June 1, 2005.
Oil and Gas Segment
Oil and gas revenues were $49.1 million in the six months ended June 30, 2006, as compared to $55.4 million in the same period of 2005. The decrease in revenue is primarily the result of production which remained shut-in during the first quarter of 2006 following significant damage from Hurricanes Katrina and Rita. In the six months ended June 30, 2006, production was approximately 995,000 boe, as compared to approximately 1,263,000 boe in the same period of 2005. The gross margin percentage decreased to 33% in the six months ended June 30, 2006 from 57% in the same period of 2005 due to the shut-in production in the first quarter of 2006, increased insurance cost and ongoing repair costs related to Hurricanes Katrina and Rita.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $48.6 million in the six months ended June 30, 2006 from $46.0 million in the same period in 2005. The increase results from the depreciation associated with our 2006 and 2005 capital expenditures primarily in the rental tools segment. This increase was offset by a decrease in depletion related to decreased production in our oil and gas properties.
General and Administrative Expenses
General and administrative expenses increased to $77.7 million for the six months ended June 30, 2006 from $65.6 million for the same period in 2005. This increase was primarily related to increased compensation expense from our new long-term incentive plan established late in the second quarter of 2005; increased expenses related to our geographic expansion, oil and gas acquisitions and our growth; increased bonus accruals due to our improved performance; and increased insurance costs. General and administrative expenses decreased to 16% of revenue for the six months ended June 30, 2006 from 18% for the same period in 2005.
Liquidity and Capital Resources
In the six months ended June 30, 2006, we generated net cash from operating activities of $122.7 million as compared to $79.7 million in the same period of 2005. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $115.8 million at June 30, 2006 compared to $54.5 million at December 31, 2005.
We made $82.0 million of capital expenditures during the six months ended June 30, 2006, of which approximately $42.4 million was used to expand and maintain our rental tool equipment inventory. We also made $13.5 million of capital expenditures in our oil and gas segment and $23.6 million of capital expenditures to expand and maintain the asset base of our well intervention and marine segments, including $5.9 million related to the anchor handling tug and $2.2 million of progress payments on the crane. In addition, we made $2.5 million of capital expenditures on construction and improvements to our facilities.
During the six months ending June 30, 2006, we paid cash in the amount of $46.6 million for five offshore Gulf of Mexico leases. The five leases are located on the Outer Continental Shelf of the Gulf of Mexico, on blocks that span from Matagorda Island to Ship Shoal. We also purchased two businesses for an aggregate purchase price of approximately $9.8 million in cash consideration in order to expand the housing units offered by its rental tools segment into Wyoming and expand the snubbing services offered by its well intervention segment in Australia.
We acquired a 40% interest in Coldren Resources which entered into a purchase and sale agreement with Noble Energy, Inc. to purchase all of Noble’s offshore Gulf of Mexico shelf assets. We have made total cash contributions of approximately $30.4 million as of June 30, 2006. On July 14, 2006, we made an additional contribution of approximately $27.4 million upon Coldren Resources completing the acquisition of the Noble assets.

During the first quarter of 2006, we sold our subsidiary, ETT, for approximately $18.3 million in cash, net of $0.4 million of cash sold.
On July 27, 2006, we took delivery of an 880-ton derrick barge (“DB Superior Performance”). The final payments of $13.7 million for the DB Superior Performance, subject to some non-material change order adjustments, were made upon its delivery and acceptance. On July 13, 2006, we entered into an agreement to charter the DB Superior Performance and the Anchor Handling Tug (“MV Superior Pacesetter”, previously under a bareboat charter in Asia) for a period of approximately 14 months, expiring on October 31, 2007. Upon expiration of the charter, we intend to continue to work these vessels in international markets.
On July 13, 2006, we contracted to construct a derrick barge (“DB 2”) that will be sold to a third party for approximately $54 million. We expect this transaction to be completed in the first quarter of 2008. We will receive monthly payments on the sale in accordance with the terms of the contract. These payments are guaranteed by commercial letters of credit. We have entered into fixed-price contracts to construct DB 2. The contract for the hull is secured by letters of credit payable upon delivery and acceptance. The contract for the crane requires periodic progress payments with final payment due upon completion of the contract.
On July 28, 2006, we contracted to construct a derrick barge (“DB 3”) to support our decommissioning and construction operations. We expect to take delivery of this barge in the second quarter of 2008. We have entered into fixed-price contracts to construct DB 3. The contract for the hull is secured by letters of credit payable upon delivery and acceptance. The contract for the crane requires periodic progress payments with final payment due upon completion of the contract. We intend to utilize DB 3 for construction or removal projects in the Gulf of Mexico market area for both third party customers and our subsidiary, SPN Resources.
We currently believe that we will make approximately $140 to $150 million of capital expenditures, excluding acquisitions and targeted asset purchases, during the remaining six months of 2006 primarily to purchase the derrick barges, further expand our rental tool asset base and perform workovers on SPN Resources oil and gas properties. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
We have a bank credit facility consisting of a $150 million revolving credit facility, with an option to increase it to $250 million. Any balance outstanding on the revolving credit facility is due on October 31, 2008. At June 30, 2006, we had no balance on this bank credit facility, but we had approximately $19.5 million of letters of credit outstanding, which reduce the borrowing availability under this credit facility. The credit facility bears interest at a LIBOR rate plus margins that depend on our leverage ratio. As of August 1, 2006, we had nothing outstanding on this facility. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our capital expenditures, our ability to pay dividends or make other distributions, make acquisitions, make changes to our capital structure, create liens, incur additional indebtedness or assume additional decommissioning liabilities.
We have $17.0 million outstanding at June 30, 2006 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.
In the second quarter of 2006, we completed a tender offer for approximately 97.6% of our $200 million outstanding of 8 7/8% unsecured senior notes due 2011. The cash consideration for the tender offer was $1,045.63 per $1,000 in aggregate principal amount of senior notes tendered. In conjunction with the tender offer, we also received consents to amend the indenture pursuant to which the senior notes were issued to eliminate from the indenture substantially all of the restrictive covenants and certain events of default. After the tender offer was completed, we redeemed the remaining outstanding senior notes in accordance with the indenture at the redemption price of $1,044.38 per $1,000 of the principal amount redeemed. We recognized a loss on the early extinguishment of debt of approximately $12.6 million, which included the tender premiums, redemption premiums, fees and expenses and the write-off of the remaining unamortized debt acquisition costs associated with these notes.
We issued $300 million new unsecured senior notes, which were offered at 98.489% of par and bear interest at the rate of 6 7/8% per annum. We used the net proceeds to refinance the $200 million senior notes, including the payment of tender premiums, redemption premiums, fees and expenses, and to fund the equity investment in Coldren Resources. The indenture governing the notes requires semi-annual interest payments, on every June 1st and December 1st through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, prevent us from incurring, assuming or guaranteeing additional debt, repurchasing capital stock, paying dividends or making other distributions, unless our ratio of cash flow to interest expense is at least 2.0 to 1, except that we may incur additional debt in addition to the senior notes in an amount greater of $250 million or equal to 30% of its net tangible assets as defined, which was approximately $248 million at June 30, 2006. The indenture also contains covenants that restrict our ability to create certain liens, sell assets or enter into certain mergers or acquisitions.
The following table summarizes our contractual cash obligations and commercial commitments at June 30, 2006 (amounts in thousands) for our long-term debt (including estimated interest payments), decommissioning liabilities, operating leases and contractual obligations. The decommissioning liability amounts do not give any effect to our contractual right to receive amounts from third parties, which is approximately $30.8 million, when decommissioning operations are performed. The derrick barge construction commitment amount does not give any effect for contracts entered into after June 30, 2006. We do not have any other material obligations or commitments.

	Remaining
	Six Months
Description	2006	2007	2008	2009	2010	2011	Thereafter

Long-term debt, including estimated interest payments	$12,125	$22,492	$22,440	$22,388	$22,336	$22,283	$370,578
Decommissioning liabilities	10,012	25,358	5,668	2,321	10,029	28,781	38,394
Operating leases	2,811	4,759	2,325	1,019	522	183	12,333
Derrick barge construction	13,686	—	—	—	—	—	—
Equity method investment	27,452	—	—	—	—	—	—

Total	$66,086	$52,609	$30,433	$25,728	$32,887	$51,247	$421,305

We have no off-balance sheet arrangements other than our potential additional consideration that may be payable as a result of the future operating performances of our acquisitions. At June 30, 2006, the maximum additional consideration payable for our prior acquisitions was approximately $2.4 million. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.
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
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 provides guidance on measurement and recognition in accounting for income tax uncertainties and also requires expanded financial statement disclosure. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that FIN No. 48 will have on our results of operations and financial position.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Risk
Our revenues, profitability and future rate of growth partially depends upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.
We use derivative commodity instruments to manage commodity price risks associated with future oil production. We have not hedged any of our natural gas production. As of June 30, 2006, we had the following contracts in place:

Crude Oil Positions
	Instrument	Strike	Volume (Bbls)
Remaining Contract Term	Type	Price (Bbl)	Daily	Total (Bbls)
7/06 — 8/06	Swap	$39.45	1,000	92,000
7/06 — 8/06	Collar	$35.00/$45.60	1,000	92,000
Our hedged volume as of June 30, 2006 was approximately 51% of our estimated production from proved reserves for the balance of the terms of the contracts. Had these contracts been terminated at June 30, 2006, the estimated loss would have been $3.6 million, net of taxes.
We used a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil would have on the fair value of our existing derivative instruments. Based on the derivative instruments outstanding at June 30, 2006, a 10% increase in the underlying commodity price, would increase the estimated loss associated with the commodity derivative instrument by $588,000, million, net of taxes.
Interest Rate Risk
At June 30, 2006, none of our long-term debt outstanding had variable interest rates, and we had no interest rate risks at that time.

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

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of our stockholders was held on May 23, 2006.

(b)	At the annual meeting, the stockholders elected Enoch L. Dawkins, James M. Funk, Terence E. Hall, Ernest E. Howard, III, Richard A. Pattarozzi, and Justin L. Sullivan to serve as directors until the next annual meeting of stockholders.

(c)	At the annual meeting, our stockholders:
(i)	Elected six directors with the following number of votes cast for and withheld from such nominees:

Director	For	Withheld

Enoch L. Dawkins	69,023,439	7,324,301
James M. Funk	75,105,514	1,242,226
Terence E. Hall	74,420,250	1,927,490
Ernest E. Howard, III	69,864,605	6,483,135
Richard A. Pattarozzi	75,001,414	1,346,326
Justin L. Sullivan	74,120,728	2,227,012
(ii)	Approved the Amended and Restated 2004 Directors Restricted Stock Units Plan. The number of votes cast for and against this proposal, as well as the number of abstentions and non-votes, is as follows:

For	Against	Abstentions	Non-Votes

59,482,204	6,297,808	197,245	10,370,483
(iii)	Ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2006. The number of votes cast for and against this proposal, as well as the number of abstentions and non-votes, is as follows:

For	Against	Abstentions	Non-Votes

74,961,043	1,339,230	47,465	—
Item 6. Exhibits
(a)	The following exhibits are filed with this Form 10-Q:
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2004).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: August 8, 2006	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.4	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.5	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2004).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.