Form 10-Q
period 2007-03-31
SUPERIOR ENERGY SERVICES INC
filed 2007-05-09
CIK 886835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on May 1, 2007 was 80,698,695.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended March 31, 2007

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	30

PART II OTHER INFORMATION

Item 6. Exhibits	31
Officer's Certification Pursuant to Section 302
Officer's Certification Pursuant to Section 302
Officer's Certification Pursuant to Section 906
Officer's Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2007 and December 31, 2006
(in thousands, except share data)

	3/31/07	12/31/06
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$31,986	$38,970
Accounts receivable, net	327,899	303,800
Income taxes receivable	—	2,630
Current portion of notes receivable	15,149	14,824
Prepaid insurance and other	49,712	59,563

Total current assets	424,746	419,787

Property, plant and equipment, net	885,330	804,228
Goodwill, net	462,231	444,687
Notes receivable	16,101	16,137
Equity-method investments	59,582	64,603
Intangible and other long-term assets, net	126,754	125,036

Total assets	$1,974,744	$1,874,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,012	$65,451
Accrued expenses	130,480	141,684
Income taxes payable	23,476	—
Current portion of decommissioning liabilities	36,316	35,150
Current maturities of long-term debt	810	810

Total current liabilities	265,094	243,095

Deferred income taxes	121,586	112,011
Decommissioning liabilities	86,600	87,046
Long-term debt	711,613	711,505
Other long-term liabilities	13,519	10,133

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 80,671,745 shares at March 31, 2007, and 80,617,337 shares at December 31, 2006	81	81
Additional paid in capital	413,441	411,374
Accumulated other comprehensive income, net	9,846	10,288
Retained earnings	352,964	288,945

Total stockholders’ equity	776,332	710,688

Total liabilities and stockholders’ equity	$1,974,744	$1,874,478

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2007 and 2006
(in thousands, except per share data)
(unaudited)

	2007	2006
Oilfield service and rental revenues	$325,895	$206,998
Oil and gas revenues	37,029	15,471

Total revenues	362,924	222,469

Cost of oilfield services and rentals	142,429	93,255
Cost of oil and gas sales	18,058	14,205

Total cost of services, rentals and sales	160,487	107,460

Depreciation, depletion, amortization and accretion	38,844	22,915
General and administrative expenses	50,859	37,651

Income from operations	112,734	54,443

Other income (expense):
Interest expense, net	(8,278)	(4,844)
Interest income	579	663
Losses from equity-method investments, net	(5,006)	—

Income before income taxes	100,029	50,262

Income taxes	36,010	18,094

Net income	$64,019	$32,168

Basic earnings per share	$0.79	$0.40

Diluted earnings per share	$0.78	$0.40

Weighted average common shares used in computing earnings per share:
Basic	80,632	79,639
Incremental common shares from stock options	1,487	1,329
Incremental common shares from restricted stock units	37	20

Diluted	82,156	80,988

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(in thousands)
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$64,019	$32,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	38,844	22,915
Deferred income taxes	5,545	1,034
Stock-based and performance share unit compensation expense	3,557	1,155
Losses from equity-method investments, net	5,006	—
Amortization of debt acquisition costs and note discount	881	235
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(20,946)	(20,032)
Other, net	4,663	(13,052)
Accounts payable	4,007	(3,687)
Accrued expenses	(15,190)	6,720
Decommissioning liabilities	(478)	(2,255)
Income taxes	25,564	15,136

Net cash provided by operating activities	115,472	40,337

Cash flows from investing activities:
Payments for capital expenditures	(83,121)	(44,489)
Acquisitions of businesses, net of cash acquired	(49,758)	—
Cash proceeds from sale of subsidary, net of cash sold	—	18,343
Other	9,585	(1,695)

Net cash used in investing activities	(123,294)	(27,841)

Cash flows from financing activities:
Payment of debt acquisition costs	(209)	—
Proceeds from exercise of stock options	670	1,467
Tax benefit from exercise of stock options	390	—

Net cash provided by financing activities	851	1,467

Effect of exchange rate changes on cash	(13)	154

Net increase (decrease) in cash	(6,984)	14,117

Cash and cash equivalents at beginning of period	38,970	54,457

Cash and cash equivalents at end of period	$31,986	$68,574

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three Months Ended March 31, 2007 and 2006
(1) Basis of Presentation
Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three months ended March 31, 2007 and 2006 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2007 presentation.
(2) Stock-Based and Long-Term Compensation
The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers and directors, consultants and advisers (Eligible Participants). Under the incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.
Stock Options
The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the three months ended March 31, 2007 and 2006 was approximately $0.4 million and $0.2 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock
The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of the shares of restricted stock are entitled to all rights of a shareholder of the Company with respect to the restricted stock, including the right to vote the shares and receive all dividends and other distributions declared thereon. The Company’s compensation expense related to shares of restricted stock outstanding for the three months ended March 31, 2007 and 2006 was approximately $0.6 million and $0.1 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock Units
The Directors Restricted Stock Units Plan provides that each non-employee director is issued a number of restricted stock units having an aggregate value in a dollar amount determined by the Company’s Board of Directors. A restricted stock unit represents the right to receive from the Company, within 30 days of the date the participant ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to restricted stock units for the three months ended March 31, 2007 and 2006 was approximately $0.3 million, which is reflected in general and administrative expenses.

Performance Share Units
The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three-year performance period associated with each PSU grant date. The two performance measures applicable to all participants are the Company’s return on invested capital and total shareholder return relative to those of the Company’s pre-defined “peer group.” The PSUs provide for settlement in cash or up to 50% in equivalent value in Company common stock, if the participant has met specified continued service requirements. The Company’s compensation expense related to all outstanding PSUs for the three months ended March 31, 2007 and 2006 was approximately $2.2 million and $0.5 million, respectively, which is reflected in general and administrative expenses. The Company has recorded a liability of approximately $6.7 million and $4.5 million at March 31, 2007 and December 31, 2006, respectively, for all outstanding PSUs which is reflected in accrued expenses.
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
In connection with the $400 million senior exchangeable notes, there could be a dilutive effect on earnings per share if the price of the Company’s stock exceeds the initial exchange price of $45.58 per share. In the event the Company’s common stock exceeds the initial exchange price of $45.58 per share, for the first $1.00 the price exceeds $45.58, the dilutive effect would be as much as 188,400 shares. The impact on the calculation of earnings per share would depend on when during the quarter the $45.58 per share price is reached. (See note 8).
(4) Acquisitions and Dispositions
In January 2007, the Company acquired Duffy & McGovern Accommodation Services Limited (Duffy & McGovern) for approximately $47.4 million in cash consideration. Duffy & McGovern is a provider of offshore accommodation rentals operating in most deep water oil and gas territories with major operations in Europe, Africa, the Americas and South East Asia. The Company acquired Duffy & McGovern to further expand its rental tools segment internationally. The acquisition has been accounted for as a purchase, and the results of Duffy & McGovern have been included from the acquisition date. The pro forma effect of the operations of the acquisition when included as of the beginning of the periods presented was not material to the Condensed Consolidated Statements of Operations of the Company.
In December 2006, the Company acquired Warrior Energy Services Corporation (Warrior) for a total purchase price of approximately $374.1 million. The total consideration was comprised of cash payments of approximately $237.8 million (including acquisition costs and repayment of Warrior’s debt) and equity consideration of approximately $136.3 million. The acquisition has been accounted for as a purchase, and the results of operations of Warrior have been included from the acquisition date. The allocation of the purchase price and the valuation of assets and liabilities will be subject to refinement as the Company gathers additional information with respect to income taxes, outstanding litigation and other items.
In July 2006, Coldren Resources LP (Coldren Resources) completed the acquisition from Noble Energy, Inc. (Noble) of substantially all of Noble’s offshore Gulf of Mexico shallow water oil and gas properties. SPN Resources, LLC (SPN Resources), a wholly-owned subsidiary of the Company, acquired a 40% interest in Coldren Resources for an initial cash investment of approximately $57.8 million. The Company’s investment in Coldren Resources is accounted for under the equity-method of accounting.
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
The Company made other business acquisitions, which were not significant on an individual basis, requiring cash consideration of $2.6 million in 2007 and $9.8 million in 2006. The Company also sold its environmental subsidiary in the first quarter of 2006 for approximately $18.7 million in cash.
Several of the Company’s prior business acquisitions require future payments if specific conditions are met. As of March 31, 2007, the maximum additional contingent consideration payable was approximately $0.4 million, and will be determined and payable through 2008. In the quarter ended March 31, 2007, the Company capitalized and paid additional consideration of approximately $0.6 million as a result of prior acquisitions.
Subsequent Event
In April 2007, the Company acquired Advanced Oilwell Services, Inc. (AOS) for approximately $24.1 million in cash consideration. Additional consideration, if any, will be based upon the average earnings before interest, income taxes, depreciation and amortization expense of the business over a three-year period, and will not exceed $6.0 million. The acquisition will be accounted for as a purchase. AOS is a provider of cementing and pressure pumping services primarily operating in the East Texas region.
In April 2007, the Company acquired two additional businesses for an aggregate $9.2 million in cash consideration in order to geographically expand as well as enhance the products and services offered by its well intervention and rental tools segments. Additional consideration, if any, will be based upon the sales volume to one of the business’ primary customers, and will not exceed $1.0 million. These acquisitions will be accounted for as purchases. Also in April 2007, the Company completed the sale of the assets of its field management division for approximately $2.3 million (inclusive of a $0.5 million note receivable).
(5) Segment Information
Business Segments
The Company has four reportable segments: well intervention, rental tools, marine, and oil and gas. The well intervention segment provides: production related services used to enhance, extend and maintain oil and gas production, which include mechanical wireline, hydraulic workover and snubbing, well control, coiled tubing, electric line, pumping and stimulation and well bore evaluation services; well plug and abandonment services, and other oilfield services used to support drilling and production operations. The rental tools segment rents and sells stabilizers, drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. It also provides onsite accommodations and bolting and machining services. The marine segment operates liftboats for production service activities, as well as oil and gas production facility maintenance, construction operations and platform removals. The oil and gas segment acquires mature oil and gas properties and produces and sells any remaining economic oil and gas reserves. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s three other segments.
Summarized financial information concerning the Company’s segments for the three months ended March 31, 2007 and 2006 is shown in the following tables (in thousands):

Three Months Ended March 31, 2007

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$174,548	$118,563	$35,866	$37,029	$(3,082)	$362,924
Cost of services, rentals and sales	93,992	37,031	14,489	18,057	(3,082)	160,487
Depreciation, depletion, amortization and accretion	10,038	15,570	2,188	11,048	—	38,844
General and administrative expenses	24,582	20,757	2,728	2,792	—	50,859
Income from operations	45,936	45,205	16,461	5,132	—	112,734
Interest expense, net	—	—	—	—	(8,278)	(8,278)
Interest income	—	—	—	291	288	579
Losses from equity method investments	—	—	—	(5,006)	—	(5,006)

Income before income taxes	$45,936	$45,205	$16,461	$417	$(7,990)	$100,029

Three Months Ended March 31, 2006

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$102,073	$77,774	$30,207	$15,471	$(3,056)	$222,469
Cost of services, rentals and sales	60,000	24,298	12,013	14,205	(3,056)	107,460
Depreciation, depletion, amortization and accretion	4,535	11,713	2,152	4,515	—	22,915
General and administrative expenses	17,868	15,266	2,898	1,619	—	37,651
Income (loss) from operations	19,670	26,497	13,144	(4,868)	—	54,443
Interest expense, net	—	—	—	—	(4,844)	(4,844)
Interest income	—	—	—	300	363	663

Income (loss) before income taxes	$19,670	$26,497	$13,144	$(4,568)	$(4,481)	$50,262

Identifiable Assets

	Well	Rental				Consolidated
	Intervention	Tools	Marine	Oil & Gas	Unallocated	Total

March 31, 2007	$828,854	$611,248	$186,158	$319,042	$29,442	$1,974,744

December 31, 2006	$807,358	$533,928	$187,597	$318,297	$27,298	$1,874,478

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

Revenues:

	Three Months Ended March 31,
	2007	2006
United States	$294,021	$189,005
Other Countries	68,903	33,464

Total	$362,924	$222,469

Long-Lived Assets:

	March 31,	December 31,
	2007	2006
United States	$747,295	$715,899
Other Countries	138,035	88,329

Total	$885,330	$804,228

(6) Construction Contract
In July 2006, the Company contracted to construct a derrick barge that will be sold to a third party for approximately $53.7 million. The contract to construct the derrick barge to the customer’s specifications is recorded on the percentage-of-completion method utilizing engineering estimates and construction progress. This methodology requires the Company to make estimates regarding the progress against the project schedule and estimated completion date, both of which impact the amount of revenue and gross margin the Company recognizes in each reporting period. Contract costs primarily include sub-contract and program management costs. Provisions for unanticipated losses, if any, will be recorded in full when such losses become evident. Included in accrued expenses at March 31, 2007 and December 31, 2006 is approximately $14.5 million and $12.3 million, respectively, of billings in excess of costs and estimated earnings related to this contract.
(7)	Equity-Method Investments
Investments in entities that are not controlled by the Company, but where the Company has the ability to exercise influence over the operations are accounted for using the equity-method. The Company’s share of the income or losses of these entities is reflected as earnings or losses from equity-method investments on its Condensed Consolidated Statements of Operations.
In May 2006, SPN Resources acquired a 40% interest in Coldren Resources. The Company’s total cash contribution for its equity-method investment in Coldren Resources was approximately $57.8 million. The Company has not made additional contributions since its initial investment. The Company’s equity-method investment balance in Coldren Resources is approximately $58.6 million at March 31, 2007 and $63.6 million at December 31, 2006, and its losses from the equity-method investments in Coldren Resources is approximately $5.0 million for the three months ended March 31, 2007.
The Company provides operating and administrative support services to Coldren Resources and receives reimbursement for general and administrative and direct expenses incurred on behalf of Coldren Resources. The Company also, where possible and at competitive rates, provides its products and services to assist Coldren Resources in producing and developing its oil and gas properties. As such, the Company has a receivable from Coldren Resources of approximately $2.7 million at March 31, 2007 and $3.0 million at December 31, 2006. The Company offset its general and administrative expenses by approximately $1.3 million for the reimbursements due from Coldren Resources for the three months ended March 31, 2007. The Company also recorded revenue of approximately $1.8 million from Coldren Resources for the three months ended March 31, 2007. The Company reduces its revenue and its investment in Coldren Resources for its 40% ownership when products and services are provided to and capitalized by Coldren Resources. The Company records these amounts in revenue as Coldren Resources records the related depreciation and depletion expenses. The Company recorded a net reduction to revenue and its investment in Coldren Resources of approximately $15,000 for the three months ended March 31, 2007.

Summarized balance sheet and statement of operations information for Coldren Resources is presented below (amounts in thousands):
Balance Sheet

	March 31,	December 31,
	2007	2006
Current assets	$183,397	$176,860
Property, plant and equipment, net	495,694	522,941
Other assets	14,083	23,135

Total assets	$693,174	$722,936

Current liabilities	$23,188	$27,922
Decommissioning and other long-term liabilities	92,565	89,610
Long-term debt	432,804	432,697

Total liabilities	548,557	550,229

Accumulated other comprehensive income (loss), net	(1,706)	13,861
Partners’ capital	146,323	158,846

Total capital	144,617	172,707

Total liabilities and partners’ capital	$693,174	$722,936

Income Statement

Three Months
Ended
March 31,
2007
Revenues	$54,591
Lease operating expenses	(14,060)
Depreciation, depletion, amortization and accretion	(30,211)
General and administrative expenses	(4,439)
Interest expense	(11,388)
Interest income	1,262
Loss on derivatives	(8,278)

Net loss	$(12,523)

Also included in equity-method investments at March 31, 2007 and 2006 is approximately $1 million investment for a 50% ownership in a company that owns an airplane. Earnings from the equity-method investment in this company were not material for the three months ended March 31, 2007 or 2006. The Company recorded approximately $55,000 and $70,000 in expense to lease the airplane (exclusive of operating costs) from this company for the three months ended March 31, 2007 and 2006, respectively.
(8) Debt
The Company has a $250 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At March 31, 2007, the Company had no amounts outstanding under the revolving credit facility, but it had approximately $60.7 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this credit facility. Amounts borrowed under the credit facility bear interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens, incur additional indebtedness or assume additional decommissioning liabilities. At March 31, 2007, the Company was in compliance with all such covenants.
The Company has $16.6 million outstanding at March 31, 2007, in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000, on every June 3rd and December 3rd through the maturity date of June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with this agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. At March 31, 2007, the Company was in compliance with all such covenants. This long-term financing ranks equally with the bank credit facility as both are secured by different collateral.
The Company has $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on every June 1st and December 1st through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, restrict the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At March 31, 2007, the Company was in compliance with all such covenants.
The Company also has $400 million of 1.50% unsecured senior exchangeable notes due 2026. The exchangeable notes bear interest at a rate of 1.50% per annum and decrease to 1.25% per annum on December 15, 2011. Interest on the exchangeable notes is payable semi-annually on December 15th and June 15th of each year, beginning June 15, 2007. The exchangeable notes do not contain any restrictive financial covenants.
Under certain circumstances, holders may exchange the notes for shares of the Company’s common stock. The initial exchange rate is 21.9414 shares of common stock per $1,000 principal amount of notes. This is equal to an initial exchange price of $45.58 per share. The exchange price represents a 35% premium over the closing share price at the date of issuance. The notes may be exchanged under the following circumstances:
•	during any fiscal quarter (and only during such fiscal quarter) commencing after March 31, 2007, if the last reported sale price of the Company’s common stock is greater than or equal to 135% of the applicable exchange price of the notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	prior to December 15, 2011, during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of notes for each trading day in the measurement period was less than 95% of the product of the last reported sale price of the Company’s common stock and the exchange rate on such trading day;

•	if the notes have been called for redemption;

•	upon the occurrence of specified corporate transactions; or

•	at any time beginning on September 15, 2026, and ending at the close of business on the second business day immediately preceding the maturity date of December 15, 2026.
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
(9) Hedging Activities

The Company entered into hedging transactions in 2004 that expired on August 31, 2006 to secure a range of commodity prices for a portion of its future oil production and to reduce its exposure to oil price fluctuations. The Company does not enter into derivative transactions for trading purposes. The Company used financially-settled crude oil swaps and zero-cost collars that provided floor and ceiling prices with varying upside price participation. The Company’s swaps and zero-cost collars were designated and accounted for as cash flow hedges. For the three months ended March 31, 2006, hedging settlement payments reduced oil revenues by approximately $3.8 million, and no gains or loses were recorded due to hedge ineffectiveness. There were no outstanding contracts as of March 31, 2007.
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
The Company estimates the cost that would be incurred if it contracted an unaffiliated third party to plug and abandon wells, abandon the pipelines, decommission and remove the platforms and pipelines and restore the sites of its oil and gas properties, and uses that estimate to record its proportionate share of the decommissioning liability. In estimating the decommissioning liability, the Company performs detailed estimating procedures, analysis and engineering studies. Whenever practical, the Company utilizes its own equipment and labor services to perform well abandonment and decommissioning work. When the Company performs these services, all recorded intercompany revenues and related costs of services are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is abandoned. The recorded liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the recorded liability exceeds (or is less than) the Company’s total costs, then the difference is reported as income (or loss) within revenue during the period in which the work is performed. The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liability have changed materially. The timing and amounts of these expenditures are estimates, and changes to these estimates may result in additional (or decreased) liabilities recorded, which in turn would increase (or decrease) the carrying values of the related oil and gas properties. The Company revised its estimates for the timing of these expenditures during the three months ended March 31, 2006, which caused a reduction in the decommissioning liability of approximately $5.1 million. The following table summarizes the activity for the Company’s decommissioning liabilities for the three months ended March 31, 2007 and 2006 (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Total decommissioning liabilities at December 31, 2006 and 2005, respectively	$122,196	$121,909
Liabilities settled	(478)	(2,255)
Accretion	991	1,178
Revision in estimated liabilities	207	(5,063)

Total decommissioning liabilities at March 31, 2007 and 2006, respectively	122,916	115,769
Current portion of decommissioning liabilities at March 31, 2007 and 2006, respectively	36,316	13,749

Long-term portion of decommissioning liabilities at March 31, 2007 and 2006, respectively	$86,600	$102,020

(11)	Notes Receivable
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
(12) Prepaid Insurance and Other
Prepaid insurance and other includes approximately $12.7 million and $13.6 million in insurance receivables at March 31, 2007 and December 31, 2006, respectively. The balances are primarily due to property and casualty insurance claims caused by the impact of Hurricanes Katrina and Rita on oil and gas properties, as well as buildings and equipment. The insurance deductibles on Hurricanes Katrina and Rita of approximately $1 million were expensed during 2005. All amounts not expected to be reimbursed by insurance are expensed as incurred.
(13) Other Comprehensive Income
The following tables reconcile the change in accumulated other comprehensive income (loss) for the three months ended March 31, 2007 and 2006 (amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006
Accumulated other comprehensive income (loss), December 31, 2006 and 2005, respectively	$10,288	$(4,916)
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax
Hedging activities:
Adjustment for settled contracts, net of tax of $1,323 in 2006	—	2,253
Changes in fair value of outstanding hedging positions, net of tax of ($704) in 2006	—	(1,198)
Foreign currency translation adjustment	(442)	508

Total other comprehensive income (loss)	(442)	1,563

Accumulated other comprehensive income (loss), March 31, 2007 and 2006, respectively	$9,846	$(3,353)

(14) Income Taxes
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment to the liability for unrecognized income tax benefits that existed as of December 31, 2006. At the date of adoption, the Company had approximately $6.2 million of unrecognized tax benefits in other long-term liabilities, all of which would impact the Company’s effective tax rate if recognized.
It is the Company’s policy to recognize interest and applicable penalties related to uncertain tax positions in income tax expense. As of the date of adoption, the Company had accrued approximately $1.1 million of interest and applicable penalties related to uncertain tax positions.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The number of years that are open under the statue of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2002.
As of March 31, 2007 there have been no material changes to the liability for uncertain tax positions.
(15) Commitments and Contingencies
From time to time, the Company is involved in litigation and other disputes arising out of operations in the normal course of business. In management’s opinion, the Company is not involved in any litigation or disputes, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.
(16) Financial Information Related to Guarantor Subsidiaries
SESI, L.L.C. (Issuer), a wholly-owned subsidiary of Superior Energy Services, Inc. (Parent), has issued and outstanding $300 million of 6 7/8% senior notes due 2014 and $400 million of 1.5% senior exchangeable notes due 2026. The Parent, along with substantially all of its domestic subsidiaries, fully and unconditionally guaranteed the senior notes and the senior exchangeable notes and such guarantees are joint and several. All of the guarantor subsidiaries are wholly-owned subsidiaries of the Issuer. Domestic income taxes are paid by the Parent through a consolidated tax return and are accounted for by the Parent. The following tables present the Condensed Consolidating

Balance Sheets as of March 31, 2007 and December 31, 2006 and the Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2007 and 2006.
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
March 31, 2007
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$566	$10,620	$20,800	$—	$31,986
Accounts receivable, net	—	3,190	294,415	44,579	(14,285)	327,899
Current portion of notes receivable	—	—	15,149	—	—	15,149
Prepaid insurance and other	63	3,801	41,730	4,118	—	49,712

Total current assets	63	7,557	361,914	69,497	(14,285)	424,746

Property, plant and equipment, net	—	2,476	782,757	100,097	—	885,330
Goodwill, net	—	—	419,987	42,244	—	462,231
Notes receivable	—	—	16,101	—	—	16,101
Equity-method investments	124,271	532,432	58,604	—	(655,725)	59,582
Intangible and other long-term assets, net	—	26,069	99,862	823	—	126,754

Total assets	$124,334	$568,534	$1,739,225	$212,661	$(670,010)	$1,974,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1,841	$61,599	$24,857	$(14,285)	$74,012
Accrued expenses	579	32,069	89,320	8,512	—	130,480
Income taxes payable	18,359	—	—	5,117	—	23,476
Current portion of decommissioning liabilities	—	—	36,316	—	—	36,316
Current maturities of long-term debt	—	—	—	810	—	810

Total current liabilities	18,938	33,910	187,235	39,296	(14,285)	265,094

Deferred income taxes	114,000	—	—	7,586	—	121,586
Decommissioning liabilities	—	—	86,600	—	—	86,600
Long-term debt	—	695,827	—	15,786	—	711,613
Intercompany payables/(receivables)	(225,230)	(57,163)	745,415	38,026	(501,048)	—
Other long-term liabilities	6,197	6,911	—	411	—	13,519

Stockholders’ equity:
Preferred stock of $.01 par value	—	—	—	—	—	—
Common stock of $.001 par value	81	—	—	101	(101)	81
Additional paid in capital	413,441	127,173	—	27,403	(154,576)	413,441
Accumulated other comprehensive income, net	—	—	—	9,846	—	9,846
Retained earnings (deficit)	(203,093)	(238,124)	719,975	74,206	—	352,964

Total stockholders’ equity	210,429	(110,951)	719,975	111,556	(154,677)	776,332

Total liabilities and stockholders’ equity	$124,334	$568,534	$1,739,225	$212,661	$(670,010)	$1,974,744

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
December 31, 2006
(in thousands)
(audited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,608	$14,775	$22,587	$—	$38,970
Accounts receivable, net	—	3,764	275,477	39,390	(14,831)	303,800
Income taxes receivable	7,242	—	—	—	(4,612)	2,630
Current portion of notes receivable	—	—	14,824	—	—	14,824
Prepaid insurance and other	—	16,582	40,456	2,525	—	59,563

Total current assets	7,242	21,954	345,532	64,502	(19,443)	419,787

Property, plant and equipment, net	—	2,622	738,446	63,160	—	804,228
Goodwill, net	—	—	417,979	26,708	—	444,687
Notes receivable	—	—	16,137	—	—	16,137
Equity-method investments	124,271	510,163	63,627	—	(633,458)	64,603
Intangible and other long-term assets, net	—	23,823	101,097	116	—	125,036

Total assets	$131,513	$558,562	$1,682,818	$154,486	$(652,901)	$1,874,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1,045	$58,528	$20,709	$(14,831)	$65,451
Accrued expenses	505	27,671	104,866	8,642	—	141,684
Income taxes payable	—	—	—	4,612	(4,612)	—
Current portion of decommissioning liabilities	—	—	35,150	—	—	35,150
Current maturities of long-term debt	—	—	—	810	—	810

Total current liabilities	505	28,716	198,544	34,773	(19,443)	243,095

Deferred income taxes	108,649	—	—	3,362	—	112,011
Decommissioning liabilities	—	—	87,046	—	—	87,046
Long-term debt	—	695,719	—	15,786	—	711,505
Intercompany payables/(receivables)	(224,208)	(79,487)	782,022	23,507	(501,834)	—
Other long-term liabilities	6,197	3,936	—	—	—	10,133

Stockholders’ equity:
Preferred stock of $.01 par value	—	—	—	—	—	—
Common stock of $.001 par value	81	—	—	101	(101)	81
Additional paid in capital	411,374	127,173	—	4,350	(131,523)	411,374
Accumulated other comprehensive income, net	—	—	—	10,288	—	10,288
Retained earnings (deficit)	(171,085)	(217,495)	615,206	62,319	—	288,945

Total stockholders’ equity	240,370	(90,322)	615,206	77,058	(131,624)	710,688

Total liabilities and stockholders’ equity	$131,513	$558,562	$1,682,818	$154,486	$(652,901)	$1,874,478

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2007
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Oilfield service and rental revenues	$—	$—	$289,971	$43,471	$(7,547)	$325,895
Oil and gas revenues	—	—	37,029	—	—	37,029

Total revenues	—	—	327,000	43,471	(7,547)	362,924

Cost of oilfield services and rentals	—	—	130,523	19,453	(7,547)	142,429
Cost of oil and gas sales	—	—	18,058	—	—	18,058

Total cost of services, rentals and sales	—	—	148,581	19,453	(7,547)	160,487

Depreciation, depletion, amortization and accretion	—	145	35,099	3,600	—	38,844
General and administrative expenses	133	12,676	33,783	4,267	—	50,859

Income (loss) from operations	(133)	(12,821)	109,537	16,151	—	112,734

Other income (expense):
Interest expense, net	—	(7,814)	(195)	(269)	—	(8,278)
Interest income	—	3	436	140	—	579
Earnings (losses) from equity-method investments, net	—	3	(5,009)	—	—	(5,006)

Income (loss) before income taxes	(133)	(20,629)	104,769	16,022	—	100,029

Income taxes	31,875	—	—	4,135	—	36,010

Net income (loss)	$(32,008)	$(20,629)	$104,769	$11,887	$—	$64,019

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2006
(in thousands)
(unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Oilfield service and rental revenues	$—	$—	$190,221	$21,773	$(4,996)	$206,998
Oil and gas revenues	—	—	15,471	—	—	15,471

Total revenues	—	—	205,692	21,773	(4,996)	222,469

Cost of oilfield services and rentals	—	—	86,664	11,587	(4,996)	93,255
Cost of oil and gas sales	—	—	14,205	—	—	14,205

Total cost of services, rentals and sales	—	—	100,869	11,587	(4,996)	107,460

Depreciation, depletion, amortization and accretion	—	—	20,773	2,142	—	22,915
General and administrative expenses	106	7,358	27,159	3,028	—	37,651

Income (loss) from operations	(106)	(7,358)	56,891	5,016	—	54,443

Other income (expense):
Interest expense, net	—	(4,548)	(10)	(286)	—	(4,844)
Interest income	—	185	412	66	—	663

Income (loss) before income taxes	(106)	(11,721)	57,293	4,796	—	50,262

Income taxes	16,760	—	—	1,334	—	18,094

Net income (loss)	$(16,866)	$(11,721)	$57,293	$3,462	$—	$32,168

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2007
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$(32,008)	$(20,629)	$104,769	$11,887	$64,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	145	35,099	3,600	38,844
Deferred income taxes	5,350	—	—	195	5,545
Stock-based and performance share unit compensation expense	—	3,557	—	—	3,557
(Earnings) losses from equity-method investments	—	(3)	5,009	—	5,006
Amortization of debt acquisition costs and note discount	—	881	—	—	881
Changes in operating assets and liabilities, net of acquisitions:
Receivables	—	(413)	(19,180)	(1,353)	(20,946)
Other, net	(63)	4,348	1,314	(936)	4,663
Accounts payable	—	796	2,522	689	4,007
Accrued expenses	74	1,850	(16,366)	(748)	(15,190)
Decommissioning liabilities	—	—	(478)	—	(478)
Income taxes	25,385	—	—	179	25,564

Net cash provided by (used in) operating activities	(1,262)	(9,468)	112,689	13,513	115,472

Cash flows from investing activities:
Payments for capital expenditures	—	—	(78,602)	(4,519)	(83,121)
Acquisitions of businesses, net of cash acquired	—	(49,758)	—	—	(49,758)
Other	—	9,585	—	—	9,585
Intercompany receivables/payables	202	48,808	(38,242)	(10,768)	—

Net cash provided by (used in) investing activities	202	8,635	(116,844)	(15,287)	(123,294)

Cash flows from financing activities:
Payment of debt acquisition costs	—	(209)	—	—	(209)
Proceeds from exercise of stock options	670	—	—	—	670
Tax benefit from exercise of stock options	390	—	—	—	390

Net cash provided by (used in) financing activities	1,060	(209)	—	—	851

Effect of exchange rate changes on cash	—	—	—	(13)	(13)

Net decrease in cash	—	(1,042)	(4,155)	(1,787)	(6,984)

Cash and cash equivalents at beginning of period	—	1,608	14,775	22,587	38,970

Cash and cash equivalents at end of period	$—	$566	$10,620	$20,800	$31,986

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2006
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$(16,866)	$(11,721)	$57,293	$3,462	$32,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	—	20,773	2,142	22,915
Deferred income taxes	1,172	—	—	(138)	1,034
Stock-based and performance share unit compensation expense	—	1,155	—	—	1,155
Amortization of debt acquisition costs	—	235	—	—	235
Changes in operating assets and liabilities, net of disposition:
Receivables	—	627	(16,609)	(4,050)	(20,032)
Other, net	(50)	(1,652)	(11,524)	174	(13,052)
Accounts payable	—	(175)	(939)	(2,573)	(3,687)
Accrued expenses	58	3,357	3,923	(618)	6,720
Decommissioning liabilities	—	—	(2,255)	—	(2,255)
Income taxes	15,092	—	—	44	15,136

Net cash provided by (used in) operating activities	(594)	(8,174)	50,662	(1,557)	40,337

Cash flows from investing activities:
Payments for capital expenditures	—	—	(43,131)	(1,358)	(44,489)
Cash proceeds from sale of subsidary, net of cash sold	—	18,343	—	—	18,343
Other	—	(1,695)	—	—	(1,695)
Intercompany receivables/payables	(873)	(203)	(901)	1,977	—

Net cash provided by (used in) investing activities	(873)	16,445	(44,032)	619	(27,841)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,467	—	—	—	1,467

Net cash provided by financing activities	1,467	—	—	—	1,467

Effect of exchange rate changes on cash	—	—	—	154	154

Net increase (decrease) in cash	—	8,271	6,630	(784)	14,117

Cash and cash equivalents at beginning of period	—	21,414	19,421	13,622	54,457

Cash and cash equivalents at end of period	$—	$29,685	$26,051	$12,838	$68,574

(17) Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 157 (FAS No. 157), “Fair Value Measurements.” FAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS No. 157 indicates, among other things, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of FAS No. 157 on the Company’s financial statements.
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
In February 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 159 (FAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the impact of FAS No. 159 on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following management’s discussion and analysis of financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: the volatility and cyclicality of the oil and gas industry, including oil and gas prices and the level of offshore exploration, production and development activity; changes in competitive factors affecting our operations; risks associated with the acquisition of mature oil and gas properties, including estimates of recoverable reserves, future oil and gas prices and potential environmental and plugging and abandonment liabilities; the risk associated with our non-United States operations, which expose us to additional political, economic and other uncertainties; risks of adverse weather conditions in the Gulf of Mexico; risks of our growth strategy, including the risks of rapid growth and the risks inherent in acquiring businesses and mature oil and gas properties; our dependence on key personnel; our ability to employ and retain skilled workers; our dependence on significant customers; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the volatility and risk associated with oil and gas prices; the effect on our performance of regulatory programs and environmental matters and risks associated with international expansion, including political and economic uncertainties. These and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2006. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.
Executive Summary
During the first quarter of 2007, we achieved our highest quarterly levels for revenue, income from operations, net income and diluted earnings per share. Revenue was $362.9 million, income from operations was $112.7 million and net income was $64.0 million, or $0.78 diluted earnings per share. These results were achieved primarily due to a full quarter contribution from our acquisition of Warrior, which closed on December 12, 2006, and continued geographic expansion, particularly in the rental tools segment.
The greatest impact from the Warrior transaction was in the well intervention segment, which recorded revenue of $174.5 million and income from operations of $45.9 million, a 31% and 60% increase, respectively, over the fourth quarter of 2006. As a result of our acquisition of Warrior, we saw significant increases in revenues from domestic land markets in coiled tubing, electric line and snubbing services. In addition to the contribution from our acquisition of Warrior, we benefited from increased well control activity in certain international market areas. Activity for many of our core production-related services remained essentially unchanged to slightly lower, particularly in the Gulf of Mexico, due to similar seasonal factors experienced in the most recent quarter.
In our rental tools segment, revenue was $118.6 million, a 9% increase as compared to the fourth quarter of 2006, and income from operations was $45.2 million, an 8% increase over the fourth quarter of 2006. Rentals increased for drill pipe, stabilizers, drill collars, specialty tubulars and accessories. Geographically, demand increased domestically in Texas and internationally in the North Sea, Norway and West Africa market areas.
In our marine segment, revenue was $35.9 million and income from operations was $16.5 million. These results were down slightly from the fourth quarter of 2006 primarily due to lower utilization. Utilization in the first quarter was 74% as compared to 80% in the fourth quarter of 2006. Idle days increased significantly in the first quarter primarily due to poor weather in the Gulf of Mexico early in the quarter.

Revenues and income from operations from our oil and gas segment were $37.0 million and $5.1, respectively, in the first quarter. This represents a 8.3% decrease in revenue and a significant decrease in income from operations as compared to the fourth quarter of 2006. Higher realized commodity prices were partially offset by lower oil and gas production as compared to the most recent quarter. Oil and gas production was approximately 711,000, or 7,900 barrels of oil equivalent (boe) per day as compared to fourth quarter 2006 oil and gas production of approximately 772,000, or 8,400 boe per day. Production was lower in the first quarter of 2007 due to weather, mechanical repair downtime and a shut-in third party pipeline.
We experienced losses from our equity-method investment in Coldren Resources as it was negatively impacted by $3.3 million in unrealized losses from Coldren Resources’ oil and gas derivative positions as compared to $0.7 million in unrealized gains during the fourth quarter of 2006.
Comparison of the Results of Operations for the Three Months Ended March 31, 2007 and 2006
For the three months ended March 31, 2007, our revenues were $362.9 million, resulting in net income of $64 million, or $0.78 diluted earnings per share. For the three months ended March 31, 2006, revenues were $222.5 million and net income was $32.2 million, or $0.40 diluted earnings per share. Revenue and gross margin were higher in the well intervention, rental tools and marine segments as a result of increased production-related projects and drilling activity worldwide, recent acquisitions and continued expansion of our rental tool business. Revenues in our oil and gas segment were higher due to significantly higher production as the first quarter of 2006 production was impacted by shut-in production due to Hurricanes Katrina and Rita.
The following table compares our operating results for the three months ended March 31, 2007 and 2006. Gross margin is calculated by subtracting cost of services from revenue for each of our four business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by our three other segments.

	Revenue			Gross Margin
	2007	2006	Change	2007	%	2006	%	Change

Well Intervention	$174,548	$102,073	$72,475	$80,556	46%	$42,073	41%	$38,483
Rental Tools	118,563	77,774	40,789	81,532	69%	53,476	69%	28,056
Marine	35,866	30,207	5,659	21,377	60%	18,194	60%	3,183
Oil and Gas	37,029	15,471	21,558	18,972	51%	1,266	8%	17,706
Less: Oil and Gas Elim	(3,082)	(3,056)	(26)	—	—	—	—	—

Total	$362,924	$222,469	$140,455	$202,437	56%	$115,009	52%	$87,428

The following discussion analyzes our results on a segment basis.
Well Intervention Segment
Revenue for our well intervention segment was $174.5 million for the three months ended March 31, 2007, as compared to $102.1 million for the same period in 2006. This segment’s gross margin percentage increased to 46% for the three months ended March 31, 2007 from 41% for the same period of 2006. We experienced higher revenue for most of our production-related services, especially our well control, coiled tubing, pumping and stimulation, mechanical wireline, hydraulic workover services, and engineering and project management services as production-related activity improved significantly. We also benefited from the December 2006 acquisition of Warrior, which increased domestic land revenue in coiled tubing, electric line and snubbing. Revenue increased for our plug and abandonment services as many customers continued plugging severely damaged wells and temporarily or permanently plugging other wells to lower their insurance exposure and risk of damage from any future hurricanes. Gross margin improved due to higher increases in demand for our services, as well as the contribution from Warrior.
Rental Tools Segment

Revenue for our rental tools segment for the three months ended March 31, 2007 was $118.6 million, a 52% increase over the same period in 2006. The gross margin percentage remained constant at 69% for the three months ended March 31, 2007 and 2006. We experienced significant increases in revenue from our stabilizers, on-site accommodations, drill pipe and accessories, specialty tubulars and drill collars. The increases are a result of recent acquisitions, expansion of rental products through capital expenditures, and increased activity worldwide. Our international revenue for the rental tools segment has increased significantly to approximately $37.0 million for the quarter ended March 31, 2007 over the same period of 2006. Our largest improvements were in the North Sea, South America and West Africa market areas.
Marine Segment
Our marine segment revenue for the three months ended March 31, 2007 increased 19% over the same period in 2006 to $35.9 million. The gross margin percentage for the three months ended March 31, 2007 remained constant at 60% for the same period in 2006. We experienced higher pricing for our liftboats in the three months ended March 31, 2007 than the same period of 2006 due to demand for liftboats in the Gulf of Mexico throughout 2006. The fleet’s average dayrate increased over 33% to approximately $19,100 in the first quarter of 2007 from $14,300 in the first quarter of 2006. The fleet’s average utilization decreased to approximately 74% for the first quarter of 2007 from 85% in the same period in 2006 due to poor weather conditions in the Gulf of Mexico.
Oil and Gas Segment
Oil and gas revenues were $37.0 million in the three months ended March 31, 2007, as compared to $15.5 million in the same period of 2006. In the first quarter of 2007, production was approximately 711,000 boe, as compared to approximately 358,600 boe in the first quarter of 2006. Much of our production was shut-in during the first quarter of 2006 due to ongoing repairs to third party pipelines and SPN Resources’ facilities that sustained hurricane damage. The gross margin percentage increased significantly to 51% for the three months ended March 31, 2007 from 8% for the same period of 2006.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $38.8 million in the three months ended March 31, 2007 from $22.9 million in the same period in 2006. The increase results from the depreciation associated with our 2007 and 2006 capital expenditures as well as our acquisition of Warrior. The increase also results from additional depletion related to significantly higher production in the first quarter of 2007 as compared to the first quarter of 2006.
General and Administrative Expenses
General and administrative expenses increased to $50.9 million for the three months ended March 31, 2007 from $37.7 million for the same period in 2006. This increase was primarily related to our acquisition of Warrior, increased bonus and compensation expenses due to our improved performance, and increased expenses related to our geographic expansion, other acquisitions and our growth. General and administrative expenses decreased to 14% of revenue for the three months ended March 31, 2007 from 17% for the same period in 2006.
Liquidity and Capital Resources
In the three months ended March 31, 2007, we generated net cash from operating activities of $115.5 million as compared to $40.3 million in the same period of 2006. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $32.0 million at March 31, 2007 compared to $39.0 million at December 31, 2006.
We made $83.1 million of capital expenditures during the three months ended March 31, 2007, of which approximately $26.0 million was used to expand and maintain our rental tool equipment inventory. We also made $17.9 million of capital expenditures in our oil and gas segment and $37.6 million of capital expenditures to expand and maintain the asset base of our well intervention and marine segments, including $2.0 million related to modification of the derrick barge presently under charter and $2.1 million of progress payments related to the construction of another derrick barge. In addition, we made $1.6 million of capital expenditures on construction and improvements to our facilities.
During the three months ending March 31, 2007, we acquired Duffy & McGovern Accommodation Services Limited (Duffy & McGovern) for approximately $47.4 million in cash consideration. Duffy & McGovern is a provider of offshore accommodation rentals operating in most deep water oil and gas territories with major operations in Europe, Africa, the Americas and South East Asia.
In July 2006, we contracted to construct a derrick barge that will be sold to a third party for approximately $53.7 million. We expect to take delivery of the derrick barge and sell it to the third party during the first quarter of 2008. We receive monthly payments from the purchaser in accordance with the terms of the sales contract. In turn, we issue letters of credit to the purchaser in equal amounts to guarantee our performance of the contract. We have entered into fixed-price contracts to construct this derrick barge and its 880-ton offshore mast crane. Our payment obligation for the construction of the barge is secured by letters of credit that are posted upon performance milestones and are payable upon the barge’s delivery and our acceptance. The contract for the crane requires periodic progress payments with final payment due upon completion of the contract. Revenue and costs associated with the sale contract are accounted for on the percentage-of-completion method utilizing engineering estimates and construction progress. This methodology requires us to make estimates regarding our progress against the project schedule and estimated completion date, both of which impact the amount of revenue and gross margin we recognize in each reporting period. Contract costs mainly include sub-contract and program management costs. Provisions for any anticipated losses will be recorded in full when such losses become evident.
Also in July 2006, we contracted to construct another derrick barge to support our decommissioning and construction operations. We expect to take delivery of this barge in the second quarter of 2008. We have entered into fixed-price contracts to construct this derrick barge and its 880-ton offshore mast crane. Our payment obligation for the construction of the barge is secured by letters of credit that are posted upon performance milestones and are payable upon the barge’s delivery and our acceptance. The contract for the crane requires periodic progress payments with final payment due upon completion of the contract. We currently intend to utilize this construction barge to support our removal projects in the Gulf of Mexico market area for both third party customers and our subsidiary, SPN Resources.
We currently believe that we will make approximately $265 to $275 million of capital expenditures, excluding acquisitions and targeted asset purchases, during the remaining nine months of 2007 to expand our rental tool asset base and perform workovers and drilling operations on SPN Resources’ oil and gas properties. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
We have a $250 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At March 31, 2007, we had no amounts outstanding under the bank credit facility, but we had approximately $60.7 million of letters of credit outstanding, which reduce our borrowing capacity under this credit facility. Borrowings under the credit facility bear interest at a LIBOR rate plus margins that depend on our leverage ratio. As of May 4, 2007, we had $25.7 million outstanding on this facility, and the weighted interest rate was 8.25%. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens, incur additional indebtedness or assume additional decommissioning liabilities.

We have $16.6 million outstanding at March 31, 2007 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through the maturity date of June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.
We have $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments, on every June 1st and December 1st through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, restrict us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions.
We also have $400 million of 1.50% senior exchangeable notes due 2026. The exchangeable notes bear interest at a rate of 1.50% per annum and decrease to 1.25% per annum on December 15, 2011. Interest on the exchangeable notes is payable semi-annually in arrears on December 15th and June 15th of each year, beginning June 15, 2007. The exchangeable notes do not contain any restrictive financial covenants.
Under certain circumstances, holders may exchange the notes for shares of our common stock. The initial exchange rate is 21.9414 shares of common stock per $1,000 principal amount of notes. This is equal to an initial exchange price of $45.58 per share. The exchange price represents a 35% premium over the closing share price at the date of issuance. The notes may be exchanged under the following circumstances:
•	during any fiscal quarter (and only during such fiscal quarter) commencing after March 31, 2007, if the last reported sale price of our common stock is greater than or equal to 135% of the applicable exchange price of the notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	prior to December 15, 2011, during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of notes for each trading day in the measurement period was less than 95% of the product of the last reported sale price of our common stock and the exchange rate on such trading day;

•	if the notes have been called for redemption;

•	upon the occurrence of specified corporate transactions; or

•	at any time beginning on September 15, 2026, and ending at the close of business on the second business day immediately preceding the maturity date of December 15, 2026.
In connection with the issuance of the exchangeable notes, we entered into agreements with affiliates of the initial purchasers to purchase call options and sell warrants on our common stock. We may exercise the call options we purchased at any time to acquire approximately 8.8 million shares of our common stock at a strike price of $45.58 per share. The owners of the warrants may exercise the warrants to purchase from us approximately 8.8 million shares of our common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may be settled in cash, in shares or in a combination of cash and shares, at our option. These transactions may potentially reduce the dilution of our common stock from the exchange of the notes by increasing the effective exchange price to $59.42 per share.
The following table summarizes our contractual cash obligations and commercial commitments at March 31, 2007 (amounts in thousands) for our long-term debt (including estimated interest payments), decommissioning liabilities, operating leases and contractual obligations. The decommissioning liability amounts do not give any effect to our contractual right to receive amounts from third parties, which is approximately $31.2 million, when decommissioning operations are performed. The vessel construction liability amounts do not give any effect to our contractual right to receive payments from a third-party customer, which is approximately $31.4 million. We do not have any other material obligations or commitments.

	Remaining
	Nine
	Months
Description	2007	2008	2009	2010	2011	2012	Thereafter

Long-term debt, including estimated interest payments	$28,492	$28,440	$28,388	$28,336	$27,783	$27,231	$818,347
Decommissioning liabilities	32,463	5,717	2,395	10,363	29,700	6,353	35,925
Operating leases	4,882	5,945	3,926	2,100	1,087	324	12,789
Vessel construction	20,258	47,056	—	—	—	—	—

Total	$86,095	$87,158	$34,709	$40,799	$58,570	$33,908	$867,061

We have no off-balance sheet arrangements other than our potential additional consideration that may be payable as a result of the future operating performances of one acquisition. At March 31, 2007, the maximum additional consideration payable for this acquisition was approximately $0.4 million. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.
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
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 157 (FAS No. 157), “Fair Value Measurements”. FAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS No. 157 indicates, among other things, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that FAS No. 157 will have on our results of operations and financial position.
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
In February 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 159 (FAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the impact that FAS No. 159 will have on our results of operations and financial position.

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
We do not hold any foreign currency exchange forward contracts and/or currency options. We have not made use of derivative financial instruments to manage risks associated with existing or anticipated transactions. We do not hold derivatives for trading purposes or use derivatives with complex features. Assets and liabilities of our subsidiaries in the United Kingdom are translated at current exchange rates, while income and expense are translated at average rates for the period. Translation gains and losses are reported as the foreign currency translation component of accumulated other comprehensive income in stockholders’ equity.
Interest Rate Risk
At March 31, 2007, none of our long-term debt outstanding had variable interest rates, and we had no interest rate risks at that time.
Equity Price Risk
We have $400 million of 1.50% senior exchangeable notes due 2026. The notes are, subject to the occurence of specified conditions, exchangeable for our common stock initially at an exchange price of $45.58 per share, which would result in an aggregate of approximately 8.8 million shares of common stock being issued upon exchange. We may redeem for cash all or any part of the notes on or after December 15, 2011 for 100% of the principal amount redeemed. The holders may require us to repurchase for cash all or any portion of the notes on December 15, 2011, December 15, 2016 and December 15, 2021 for 100% of the principal amount of notes to be purchased plus any accrued and unpaid interest. The notes do not contain any restrictive financial covenants.
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
We also have agreements with affiliates of the initial purchasers to purchase call options and sell warrants of our common stock. We may exercise the call options at any time to acquire approximately 8.8 million shares of our common stock at a strike price of $45.58 per share. The owners of the warrants may exercise their warrants to purchase from us approximately 8.8 million shares of our common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may be settled in cash, in shares or in a combination of cash and shares, at our option.
For additional discussion of the notes, see “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2 above.
Commodity Price Risk
Our revenues, profitability and future rate of growth partially depends upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.

We use derivative commodity instruments to manage commodity price risks associated with future oil production. Our hedging contracts for a portion of our oil production expired on August 31, 2006, and there are no outstanding contracts as of March 31, 2007 or as of the date of this Form 10-Q.
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

SUPERIOR ENERGY SERVICES, INC.

Date: May 9, 2007	By:	/s/ Robert S. Taylor

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