Form 10-Q
period 2007-06-30
SUPERIOR ENERGY SERVICES INC
filed 2007-08-08
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on August 1, 2007 was 81,460,253.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2007 and December 31, 2006
(in thousands, except share data)

	6/30/07	12/31/06
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$36,529	$38,970
Accounts receivable, net	346,200	303,800
Income taxes receivable	—	2,630
Current portion of notes receivable	15,254	14,824
Prepaid insurance and other	47,139	59,563

Total current assets	445,122	419,787

Property, plant and equipment, net	958,915	804,228
Goodwill, net	482,798	444,687
Notes receivable	16,259	16,137
Equity-method investments	60,241	64,603
Intangible and other long-term assets, net	134,683	125,036

Total assets	$2,098,018	$1,874,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$75,456	$65,451
Accrued expenses	139,902	141,684
Income taxes payable	8,857	—
Current portion of decommissioning liabilities	36,504	35,150
Current maturities of long-term debt	810	810

Total current liabilities	261,529	243,095

Deferred income taxes	122,311	112,011
Decommissioning liabilities	86,787	87,046
Long-term debt	746,324	711,505
Other long-term liabilities	13,989	10,133

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 81,459,903 shares at June 30, 2007, and 80,617,337 shares at December 31, 2006	81	81
Additional paid in capital	431,200	411,374
Accumulated other comprehensive income, net	12,746	10,288
Retained earnings	423,051	288,945

Total stockholders’ equity	867,078	710,688

Total liabilities and stockholders’ equity	$2,098,018	$1,874,478

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2007 and 2006
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	2007	2006	2007	2006
Oilfield service and rental revenues	$348,589	$228,134	$674,484	$435,132
Oil and gas revenues	48,164	33,625	85,193	49,096

Total revenues	396,753	261,759	759,677	484,228

Cost of oilfield services and rentals	162,973	101,286	305,402	194,541
Cost of oil and gas sales	18,833	18,702	36,891	32,907

Total cost of services, rentals and sales	181,806	119,988	342,293	227,448

Depreciation, depletion, amortization and accretion	45,242	25,727	84,086	48,642
General and administrative expenses	53,824	40,088	104,683	77,739

Income from operations	115,881	75,956	228,615	130,399

Other income (expense):
Interest expense, net	(8,463)	(5,556)	(16,741)	(10,400)
Interest income	929	1,559	1,508	2,222
Loss on early extinguishment of debt	—	(12,596)	—	(12,596)
Earnings (losses) from equity-method investments, net	1,164	1,148	(3,842)	1,148

Income before income taxes	109,511	60,511	209,540	110,773

Income taxes	39,424	21,784	75,434	39,878

Net income	$70,087	$38,727	$134,106	$70,895

Basic earnings per share	$0.86	$0.49	$1.66	$0.89

Diluted earnings per share	$0.85	$0.48	$1.63	$0.87

Weighted average common shares used in computing earnings per share:
Basic	81,047	79,798	80,841	79,719
Incremental common shares from stock options	1,457	1,490	1,480	1,422
Incremental common shares from restricted stock units	58	36	58	36

Diluted	82,562	81,324	82,379	81,177

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(in thousands)
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$134,106	$70,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	84,086	48,642
Deferred income taxes	1,860	(4,714)
Stock-based and performance share unit compensation expense	6,160	1,316
(Earnings) losses from equity-method investments, net	3,842	(1,148)
Write-off of debt acquisition costs	—	2,817
Amortization of debt acquisition costs and note discount	1,771	510
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(37,274)	(40,222)
Other, net	14,193	(4,140)
Accounts payable	3,327	4,408
Accrued expenses	(7,190)	6,115
Decommissioning liabilities	(1,224)	(2,255)
Income taxes	10,390	40,461

Net cash provided by operating activities	214,047	122,685

Cash flows from investing activities:
Payments for capital expenditures	(199,629)	(82,048)
Acquisitions of oil and gas properties, net of cash acquired	—	(46,631)
Acquisitions of businesses, net of cash acquired	(79,624)	(9,822)
Cash contributed to equity-method investment	—	(30,441)
Cash proceeds from sale of business, net of cash sold	1,750	18,343
Other	9,189	(2,412)

Net cash used in investing activities	(268,314)	(153,011)

Cash flows from financing activities:
Net borrowings from revolving credit facility	35,000	—
Proceeds from long-term debt	—	295,467
Principal payments on long-term debt	(405)	(200,405)
Payment of debt acquisition costs	(62)	(6,203)
Proceeds from exercise of stock options	8,017	2,393
Tax benefit from exercise of stock options	8,943	—

Net cash provided by financing activities	51,493	91,252

Effect of exchange rate changes on cash	333	463

Net increase (decrease) in cash	(2,441)	61,389

Cash and cash equivalents at beginning of period	38,970	54,457

Cash and cash equivalents at end of period	$36,529	$115,846

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Six Months Ended June 30, 2007 and 2006
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
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the six months ended June 30, 2007 and 2006 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2007 presentation.
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
Stock Options
The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the six months ended June 30, 2007 and 2006 was approximately $0.7 million and $0.4 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock
The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of the shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive all dividends and other distributions declared thereon. The Company’s compensation expense related to shares of restricted stock outstanding for the six months ended June 30, 2007 and 2006 was approximately $1.3 million and $0.4 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock Units
The Directors’ Restricted Stock Units Plan provides that each non-employee director is issued a number of restricted stock units having an aggregate value in a dollar amount determined by the Company’s Board of Directors. A restricted stock unit represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to restricted stock units for the six months ended June 30, 2007 and 2006 was approximately $0.5 million and $0.6 million, which is reflected in general and administrative expenses.

Performance Share Units
The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three-year performance period associated with each PSU grant date. The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.” The PSUs provide for settlement in cash or up to 50% in equivalent value in the Company’s common stock, if the participant has met specified continued service requirements. The Company’s compensation expense related to all outstanding PSUs for the six months ended June 30, 2007 and 2006 was approximately $3.6 million and $1.1 million, respectively, which is reflected in general and administrative expenses. The Company has recorded a liability of approximately $8.1 million and $4.5 million at June 30, 2007 and December 31, 2006, respectively, for all outstanding PSUs which is reflected in accrued expenses.
Employee Stock Purchase Plan
In May 2007, the Company’s stockholders approved the Superior Energy Services, Inc. 2007 Employee Stock Purchase Plan under which 1,000,000 shares of common stock were reserved for issuance. Each eligible employee may purchase up to $10,000 of the Company’s common stock annually at a 15% discount. The 15% discount will represent compensation expense and will be recorded in general and administrative expenses.
(3) Earnings per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options that would have a dilutive effect on earnings per share using the treasury stock method and the conversion of restricted stock units into common stock using the treasury stock method.
In connection with the Company’s outstanding senior exchangeable notes, there could be a dilutive effect on earnings per share if the price of the Company’s stock exceeds the initial exchange price of $45.58 per share for a specified period of time. In the event the Company’s common stock exceeds the initial exchange price of $45.58 per share, for the first $1.00 the price exceeds $45.58, the dilutive effect would be as much as 188,400 shares. The impact on the calculation of earnings per share would depend on when during the quarter the $45.58 per share price is reached (see note 8).
(4) Acquisitions and Dispositions
In January 2007, the Company acquired Duffy & McGovern Accommodation Services Limited (Duffy & McGovern) for approximately $47.5 million in cash consideration. Duffy & McGovern is a provider of offshore accommodation rentals operating in most deep water oil and gas territories with major operations in Europe, Africa, the Americas and South East Asia. The Company acquired Duffy & McGovern to further expand its rental tools segment internationally. The acquisition has been accounted for as a purchase, and the results of operations have been included from the acquisition date. The pro forma effect of the operations of the acquisition was not material to the Condensed Consolidated Statements of Operations of the Company for the current period presented.
In April 2007, the Company acquired Advanced Oilwell Services, Inc. (AOS) for approximately $24.2 million in cash consideration. Additional consideration, if any, will be based upon the average earnings before interest, income taxes, depreciation and amortization expense of the business over a three-year period, and will not exceed $7.4 million. AOS is a provider of cementing and pressure pumping services primarily operating in the East Texas region. The acquisition has been accounted for as a purchase, and the results of operations have been included from the acquisition date. The pro forma effect of the operations of the acquisition was not material to the Condensed Consolidated Statements of Operations of the Company for the current period presented.
In December 2006, the Company acquired Warrior Energy Services Corporation (Warrior) for a total purchase price of approximately $374.1 million. The total consideration was comprised of cash payments of approximately $237.8 million (including acquisition costs and repayment of Warrior’s debt) and equity consideration of approximately $136.3 million. Warrior is an oil and gas services company that provides various well intervention services including wireline, electric line, logging, perforating, mechanical services, pipe recovery, fishing and rental, plug and abandonment and hydraulic workover services. Warrior has over 30 operating bases in 10 states with operations concentrated in the major onshore and offshore oil and gas producing areas of the United States. The acquisition has been accounted for as a purchase, and the results of operations of Warrior have been included from the acquisition date. The allocation of the purchase price and the valuation of assets and liabilities will be subject to refinement as the Company gathers additional information with respect to income taxes, outstanding litigation and other items.
In July 2006, Beryl Oil and Gas L.P. (BOG), formerly known as Coldren Resources LP, completed the acquisition from Noble Energy, Inc. (Noble) of substantially all of Noble’s offshore Gulf of Mexico shallow water oil and gas properties. SPN Resources, LLC (SPN Resources), a wholly-owned subsidiary of the Company, acquired a 40% interest in BOG for an initial cash investment of approximately $57.8 million. The Company’s investment in BOG is accounted for under the equity-method of accounting.
In April 2006, SPN Resources acquired additional oil and gas properties through the acquisition of five offshore Gulf of Mexico leases. Under the terms of the transaction, the Company acquired the properties and assumed the related decommissioning liabilities. The Company paid cash in the amount of $46.6 million and recorded decommissioning liabilities of approximately $3.7 million and oil and gas producing assets of approximately $50.3 million.
The Company made other business acquisitions, which were not material on an individual or cumulative basis, requiring cash consideration of $11.5 million in the six months ended June 30, 2007 and $9.8 million in the year ended December 31, 2006. The Company also sold the assets of its field management division in the second quarter of 2007 for approximately $1.8 million in cash. In conjunction with the sale of this division, an additional $0.5 million will be payable to the Company if specific conditions are met as determined through 2008. The Company also sold its environmental subsidiary in the first quarter of 2006 for approximately $18.7 million in cash.
Several of the Company’s prior business acquisitions require future payments if specific conditions are met. As of June 30, 2007, the maximum additional contingent consideration payable was approximately $8.8 million, and will be determined and payable through 2010. In the six months ended June 30, 2007, the Company capitalized and paid additional consideration of approximately $0.6 million as a result of prior acquisitions.
(5) Segment Information
Business Segments
The Company has four reportable segments: well intervention, rental tools, marine, and oil and gas. The well intervention segment provides: production related services used to enhance, extend and maintain oil and gas production, which include mechanical wireline, hydraulic workover and snubbing, well control, coiled tubing, electric line, pumping and stimulation and well bore evaluation services; well plug and abandonment services, and other oilfield services used to support drilling and production operations. The rental tools segment rents and sells stabilizers, drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. It also provides onsite accommodations and bolting and machining services. The marine segment operates liftboats for production service activities, as well as oil and gas production facility maintenance, construction operations and platform removals. The oil and gas segment acquires mature oil and gas properties and produces and sells any remaining oil and gas reserves. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s three other segments. Certain previously reported amounts have been reclassified to conform to the presentation in the current period.

Summarized financial information concerning the Company’s segments for the three and six months ended June 30, 2007 and 2006 is shown in the following tables (in thousands):
Three Months Ended June 30, 2007

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$190,542	$123,736	$35,162	$48,164	$(851)	$396,753
Cost of services, rentals and sales	109,449	39,018	15,357	18,833	(851)	181,806
Depreciation, depletion, amortization and accretion	11,255	16,606	2,205	15,176	—	45,242
General and administrative expenses	27,727	21,472	2,388	2,237	—	53,824
Income from operations	42,111	46,640	15,212	11,918	—	115,881
Interest expense, net	—	—	—	—	(8,463)	(8,463)
Interest income	—	—	—	322	607	929
Earnings from equity-method investments, net	—	—	—	1,164	—	1,164

Income (loss) before income taxes	$42,111	$46,640	$15,212	$13,404	$(7,856)	$109,511

Three Months Ended June 30, 2006

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$111,675	$86,593	$33,951	$33,625	$(4,085)	$261,759
Cost of services, rentals and sales	63,355	28,223	13,793	18,702	(4,085)	119,988
Depreciation, depletion, amortization and accretion	4,329	12,482	2,133	6,783	—	25,727
General and administrative expenses	18,270	16,483	2,687	2,648	—	40,088
Income from operations	25,721	29,405	15,338	5,492	—	75,956
Interest expense, net	—	—	—	—	(5,556)	(5,556)
Interest income	—	—	—	302	1,257	1,559
Loss on early extinguishment of debt	—	—	—	—	(12,596)	(12,596)
Earnings from equity-method investments, net	—	—	—	1,148	—	1,148

Income (loss) before income taxes	$25,721	$29,405	$15,338	$6,942	$(16,895)	$60,511

Six Months Ended June 30, 2007

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$367,473	$239,916	$71,028	$85,193	$(3,933)	$759,677
Cost of services, rentals and sales	204,956	74,534	29,846	36,890	(3,933)	342,293
Depreciation, depletion, amortization and accretion	21,613	31,856	4,393	26,224	—	84,086
General and administrative expenses	52,728	41,810	5,116	5,029	—	104,683
Income from operations	88,176	91,716	31,673	17,050	—	228,615
Interest expense, net	—	—	—	—	(16,741)	(16,741)
Interest income	—	—	—	613	895	1,508
Losses from equity-method investments, net	—	—	—	(3,842)	—	(3,842)

Income (loss) before income taxes	$88,176	$91,716	$31,673	$13,821	$(15,846)	$209,540

Six Months Ended June 30, 2006

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$213,748	$164,367	$64,158	$49,096	$(7,141)	$484,228
Cost of services, rentals and sales	123,355	52,521	25,806	32,907	(7,141)	227,448
Depreciation, depletion, amortization and accretion	8,864	24,195	4,285	11,298	—	48,642
General and administrative expenses	36,138	31,749	5,585	4,267	—	77,739
Income from operations	45,391	55,902	28,482	624	—	130,399
Interest expense, net	—	—	—	—	(10,400)	(10,400)
Interest income	—	—	—	602	1,620	2,222
Loss on early extinguishment of debt	—	—	—	—	(12,596)	(12,596)
Earnings from equity-method investments, net	—	—	—	1,148	—	1,148

Income (loss) before income taxes	$45,391	$55,902	$28,482	$2,374	$(21,376)	$110,773

Identifiable Assets

	Well	Rental				Consolidated
	Intervention	Tools	Marine	Oil & Gas	Unallocated	Total

June 30, 2007	$927,822	$630,816	$192,966	$317,769	$28,645	$2,098,018

December 31, 2006	$840,130	$501,156	$187,597	$318,297	$27,298	$1,874,478

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

Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
United States	$319,647	$225,527	$613,668	$414,532
Other Countries	77,106	36,232	146,009	69,696

Total	$396,753	$261,759	$759,677	$484,228

Long-Lived Assets:

	June 30,	December 31,
	2007	2006
United States	$808,818	$715,899
Other Countries	150,097	88,329

Total	$958,915	$804,228

(6) Construction Contract
In July 2006, the Company contracted to construct a derrick barge that will be sold to a third party for approximately $53.7 million. The contract to construct the derrick barge to the customer’s specifications is recorded on the percentage-of-completion method utilizing engineering estimates and construction progress. This methodology requires the Company to make estimates regarding the progress against the project schedule and estimated completion date, both of which impact the amount of revenue and gross margin the Company recognizes in each reporting period. Contract costs primarily include sub-contract and program management costs. Provisions for unanticipated losses, if any, will be recorded in full when such losses become evident. Included in accrued expenses at June 30, 2007 and December 31, 2006 is approximately $18.1 million and $12.3 million, respectively, of billings in excess of costs and estimated earnings related to this contract.
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
In May 2006, SPN Resources acquired a 40% interest in BOG. The Company’s total cash contribution for its equity-method investment in BOG was approximately $57.8 million. The Company has not made additional contributions since its initial investment. The Company’s equity-method investment balance in BOG is approximately $59.3 million at June 30, 2007 and $63.6 million at December 31, 2006. The Company recorded a loss from its equity-method investment in BOG of approximately $3.8 million for the six months ended June 30, 2007. During the six month period ended June 30, 2006, the Company recorded approximately $1.1 million of earnings from its equity-method investment in BOG due to the mark-to-market accounting on its oil and gas derivatives.
The Company provides operating and administrative support services to BOG and receives reimbursement for general and administrative and direct expenses incurred on behalf of BOG. The Company also, where possible and at competitive rates, provides its products and services to assist BOG in producing and developing its oil and gas properties. As such, the Company has a receivable from BOG of approximately $6.3 million at June 30, 2007 and $3.0 million at December 31, 2006. The Company offset its general and administrative expenses by approximately $2.5 million for the reimbursements due from BOG for the six months ended June 30, 2007. The Company also recorded revenue of approximately $5.3 million from BOG for the six months ended June 30, 2007. The Company reduces its revenue and its investment in BOG for its 40% ownership when products and services are provided to and capitalized by BOG. The Company records these amounts in revenue as BOG records the related depreciation and depletion expenses. The Company recorded a net reduction to revenue and its investment in BOG of approximately $0.5 million for the six months ended June 30, 2007.

Summarized balance sheet and statement of operations information for BOG is presented below (amounts in thousands):
Balance Sheet

	June 30,	December 31,
	2007	2006
Current assets	$143,125	$176,860
Property, plant and equipment, net	478,796	522,941
Other assets	9,605	23,135

Total assets	$631,526	$722,936

Current liabilities	$26,747	$27,922
Decommissioning and other long-term liabilities	92,287	89,610
Long-term debt	360,974	432,697

Total liabilities	480,008	550,229

Accumulated other comprehensive income, net	2,291	13,861
Partners’ capital	149,227	158,846

Total capital	151,518	172,707

Total liabilities and partners’ capital	$631,526	$722,936

Income Statement

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues	$54,554	$—	$109,145	$—
Lease operating expenses	(14,105)	—	(28,164)	—
Depreciation, depletion, amortization				—
and accretion	(27,551)	—	(57,763)	—
General and administrative expenses	(2,297)	(142)	(6,737)	(142)
Interest expense	(10,609)	—	(21,997)	—
Interest income	979	—	2,241	—
Gain (loss) on derivatives	1,932	2,973	(6,345)	2,973

Net income (loss)	$2,903	$2,831	$(9,620)	$2,831

Also included in equity-method investments at June 30, 2007 and 2006 is approximately $1 million investment for a 50% ownership in a company that owns an airplane. Earnings from the equity-method investment in this company were not material for the six months ended June 30, 2007 or 2006. The Company recorded approximately $104,000 and $122,000 in expense to lease the airplane (exclusive of operating costs) from this company for the six months ended June 30, 2007 and 2006, respectively.
(8) Debt
The Company has a $250 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At June 30, 2007, the Company had approximately $35 million outstanding under the revolving credit facility. Additionally, the Company had approximately $73.2 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this credit facility. Amounts borrowed under the credit facility bear interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens, incur additional indebtedness or assume additional decommissioning liabilities. At June 30, 2007, the Company was in compliance with all such covenants.
The Company has $16.2 million outstanding at June 30, 2007, in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000, on every June 3rd and December 3rd through the maturity date of June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with this agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. At June 30, 2007, the Company was in compliance with all such covenants. This long-term financing ranks equally with the bank credit facility as both are secured by different collateral.
The Company has $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on every June 1st and December 1st through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, restrict the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At June 30, 2007, the Company was in compliance with all such covenants.
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

(9) Hedging Activities
The Company entered into hedging transactions in 2004 that expired on August 31, 2006 to secure a range of commodity prices for a portion of its future oil production and to reduce its exposure to oil price fluctuations. The Company does not enter into derivative transactions for trading purposes. The Company used financially-settled crude oil swaps and zero-cost collars that provided floor and ceiling prices with varying upside price participation. The Company’s swaps and zero-cost collars were designated and accounted for as cash flow hedges. For the six months ended June 30, 2006, hedging settlement payments reduced oil revenues by approximately $8.7 million, and no gains or loses were recorded due to hedge ineffectiveness. There were no outstanding contracts as of June 30, 2007.
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
The Company estimates the cost that would be incurred if it contracted an unaffiliated third party to plug and abandon wells, abandon the pipelines, decommission and remove the platforms and pipelines and restore the sites of its oil and gas properties, and uses that estimate to record its proportionate share of the decommissioning liability. In estimating the decommissioning liability, the Company performs detailed estimating procedures, analysis and engineering studies. Whenever practical, the Company utilizes its own equipment and labor services to perform well abandonment and decommissioning work. When the Company performs these services, all recorded intercompany revenues and related costs of services are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is abandoned. The recorded liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the recorded liability exceeds (or is less than) the Company’s total costs, then the difference is reported as income (or loss) within revenue during the period in which the work is performed. The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liability have changed materially. The timing and amounts of these expenditures are estimates, and changes to these estimates may result in additional (or decreased) liabilities recorded, which in turn would increase (or decrease) the carrying values of the related oil and gas properties. The Company reviews its estimates for the timing of these expenditures on a quarterly basis. The following table summarizes the activity for the Company’s decommissioning liabilities for the six months ended June 30, 2007 and 2006 (amounts in thousands):

	Six Months Ended
	June 30,
	2007	2006
Total decommissioning liabilities at December 31, 2006 and 2005, respectively	$122,196	$121,909
Liabilities acquired and incurred	—	3,554
Liabilities settled	(1,224)	(2,255)
Accretion	2,049	2,419
Revision in estimated liabilities	270	(5,064)

Total decommissioning liabilities at June 30, 2007 and 2006, respectively	123,291	120,563
Current portion of decommissioning liabilities at June 30, 2007 and 2006, respectively	36,504	14,081

Long-term portion of decommissioning liabilities at June 30, 2007 and 2006, respectively	$86,787	$106,482

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
(12) Other Comprehensive Income
The following tables reconcile the change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 (amounts in thousands):

	Three Months Ended
	June 30,
	2007	2006
Accumulated other comprehensive income (loss), March 31, 2007 and 2006, respectively	$9,846	$(3,353)

Other comprehensive income:
Other comprehensive income, net of tax
Hedging activities:
Adjustment for settled contracts, net of tax of $1,736 in 2006	—	2,956
Changes in fair value of outstanding hedging positions, net of tax of ($455) in 2006	—	(776)
Foreign currency translation adjustment	2,900	2,277

Total other comprehensive income	2,900	4,457

Accumulated other comprehensive income, June 30, 2007 and 2006, respectively	$12,746	$1,104

	Six Months Ended
	June 30,
	2007	2006
Accumulated other comprehensive income (loss), December 31, 2006 and 2005, respectively	$10,288	$(4,916)
Other comprehensive income:
Other comprehensive income, net of tax
Hedging activities:
Adjustment for settled contracts, net of tax of $3,059 in 2006	—	5,209
Changes in fair value of outstanding hedging positions, net of tax of ($1,160) in 2006	—	(1,975)
Foreign currency translation adjustment	2,458	2,786

Total other comprehensive income	2,458	6,020

Accumulated other comprehensive income, June 30, 2007 and 2006, respectively	$12,746	$1,104

(13) Income Taxes
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
As of June 30, 2007, there have been no material changes to the liability for uncertain tax positions.
(14) Commitments and Contingencies
From time to time, the Company is involved in litigation and other disputes arising out of operations in the normal course of business. In management’s opinion, the Company is not involved in any litigation or disputes, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.
(15) Financial Information Related to Guarantor Subsidiaries
SESI, L.L.C. (Issuer), a wholly-owned subsidiary of Superior Energy Services, Inc. (Parent), has issued and outstanding $300 million of 6 7/8% senior notes due 2014 and $400 million of 1.5% senior exchangeable notes due 2026. The Parent, along with substantially all of its domestic subsidiaries, fully and unconditionally guaranteed the senior notes and the senior exchangeable notes and such guarantees are joint and several. All of the guarantor subsidiaries are wholly-owned subsidiaries of the Issuer. Domestic income taxes are paid by the Parent through a consolidated tax return and are accounted for by the Parent. The following tables present the Condensed

Consolidating Balance Sheets as of June 30, 2007 and December 31, 2006 and the Condensed Consolidating Statements of Operations and Cash Flows for the three and six months ended June 30, 2007 and 2006.
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
June 30, 2007
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$365	$12,350	$23,814	$—	$36,529
Accounts receivable, net	—	4,919	309,204	46,981	(14,904)	346,200
Current portion of notes receivable	—	—	15,254	—	—	15,254
Prepaid insurance and other	42	5,615	36,400	5,082	—	47,139

Total current assets	42	10,899	373,208	75,877	(14,904)	445,122

Property, plant and equipment, net	—	2,330	850,780	105,805	—	958,915
Goodwill, net	—	—	439,284	43,514	—	482,798
Notes receivable	—	—	16,259	—	—	16,259
Equity-method investments	124,271	550,925	59,260	—	(674,215)	60,241
Intangible and other long-term assets, net	—	25,332	108,389	962	—	134,683

Total assets	$124,313	$589,486	$1,847,180	$226,158	$(689,119)	$2,098,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1,386	$65,396	$23,578	$(14,904)	$75,456
Accrued expenses	631	26,293	103,538	9,440	—	139,902
Income taxes payable	2,443	—	—	6,414	—	8,857
Current portion of decommissioning liabilities	—	—	36,504	—	—	36,504
Current maturities of long-term debt	—	—	—	810	—	810

Total current liabilities	3,074	27,679	205,438	40,242	(14,904)	261,529

Deferred income taxes	114,362	—	—	7,949	—	122,311
Decommissioning liabilities	—	—	86,787	—	—	86,787
Long-term debt	—	730,943	—	15,381	—	746,324
Intercompany payables/(receivables)	(191,949)	(49,294)	721,871	37,320	(517,948)	—
Other long-term liabilities	6,197	7,413	—	379	—	13,989

Stockholders’ equity:
Preferred stock of $.01 par value	—	—	—	—	—	—
Common stock of $.001 par value	81	—	—	101	(101)	81
Additional paid in capital	431,200	127,173	—	28,993	(156,166)	431,200
Accumulated other comprehensive income, net	—	—	—	12,746	—	12,746
Retained earnings (deficit)	(238,652)	(254,428)	833,084	83,047	—	423,051

Total stockholders’ equity	192,629	(127,255)	833,084	124,887	(156,267)	867,078

Total liabilities and stockholders’ equity	$124,313	$589,486	$1,847,180	$226,158	$(689,119)	$2,098,018

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2007
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Oilfield service and rental revenues	$—	$—	$313,436	$45,199	$(10,046)	$348,589
Oil and gas revenues	—	—	48,164	—	—	48,164

Total revenues	—	—	361,600	45,199	(10,046)	396,753

Cost of oilfield services and rentals	—	—	150,708	22,311	(10,046)	162,973
Cost of oil and gas sales	—	—	18,833	—	—	18,833

Total cost of services, rentals and sales	—	—	169,541	22,311	(10,046)	181,806

Depreciation, depletion, amortization and accretion	—	146	41,294	3,802	—	45,242
General and administrative expenses	463	8,537	38,980	5,844	—	53,824

Income (loss) from operations	(463)	(8,683)	111,785	13,242	—	115,881

Other income (expense):
Interest expense, net	—	(7,930)	(264)	(269)	—	(8,463)
Interest income	—	306	427	196	—	929
Earnings from equity-method investments, net	—	3	1,161	—	—	1,164

Income (loss) before income taxes	(463)	(16,304)	113,109	13,169	—	109,511

Income taxes	35,096	—	—	4,328	—	39,424

Net income (loss)	$(35,559)	$(16,304)	$113,109	$8,841	$—	$70,087

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2006
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Oilfield service and rental revenues	$—	$—	$205,929	$28,116	$(5,911)	$228,134
Oil and gas revenues	—	—	33,625	—	—	33,625

Total revenues	—	—	239,554	28,116	(5,911)	261,759

Cost of oilfield services and rentals	—	—	91,409	15,788	(5,911)	101,286
Cost of oil and gas sales	—	—	18,702	—	—	18,702

Total cost of services, rentals and sales	—	—	110,111	15,788	(5,911)	119,988

Depreciation, depletion, amortization and accretion	—	—	23,707	2,020	—	25,727
General and administrative expenses	156	9,886	26,912	3,134	—	40,088

Income (loss) from operations	(156)	(9,886)	78,824	7,174	—	75,956

Other income (expense):
Interest expense, net	—	(5,119)	(156)	(281)	—	(5,556)
Interest income	—	1,072	425	62	—	1,559
Loss on early extinguishment of debt	—	(12,596)	—	—	—	(12,596)
Earnings in equity-method investments, net	—	—	1,133	15	—	1,148

Income (loss) before income taxes	(156)	(26,529)	80,226	6,970	—	60,511

Income taxes	19,959	—	—	1,825	—	21,784

Net income (loss)	$(20,115)	$(26,529)	$80,226	$5,145	$—	$38,727

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2007
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Oilfield service and rental revenues	$—	$—	$603,407	$88,670	$(17,593)	$674,484
Oil and gas revenues	—	—	85,193	—	—	85,193

Total revenues	—	—	688,600	88,670	(17,593)	759,677

Cost of oilfield services and rentals	—	—	281,231	41,764	(17,593)	305,402
Cost of oil and gas sales	—	—	36,891	—	—	36,891

Total cost of services, rentals and sales	—	—	318,122	41,764	(17,593)	342,293

Depreciation, depletion, amortization and accretion	—	291	76,393	7,402	—	84,086
General and administrative expenses	596	21,213	72,763	10,111	—	104,683

Income (loss) from operations	(596)	(21,504)	221,322	29,393	—	228,615

Other income (expense):
Interest expense, net	—	(15,744)	(459)	(538)	—	(16,741)
Interest income	—	309	863	336	—	1,508
Earnings (losses) from equity-method investments, net	—	6	(3,848)	—	—	(3,842)

Income (loss) before income taxes	(596)	(36,933)	217,878	29,191	—	209,540

Income taxes	66,971	—	—	8,463	—	75,434

Net income (loss)	$(67,567)	$(36,933)	$217,878	$20,728	$—	$134,106

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2006
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Oilfield service and rental revenues	$—	$—	$396,150	$49,889	$(10,907)	$435,132
Oil and gas revenues	—	—	49,096	—	—	49,096

Total revenues	—	—	445,246	49,889	(10,907)	484,228

Cost of oilfield services and rentals	—	—	178,073	27,375	(10,907)	194,541
Cost of oil and gas sales	—	—	32,907	—	—	32,907

Total cost of services, rentals and sales	—	—	210,980	27,375	(10,907)	227,448

Depreciation, depletion, amortization and accretion	—	—	44,480	4,162	—	48,642
General and administrative expenses	262	17,244	54,071	6,162	—	77,739

Income (loss) from operations	(262)	(17,244)	135,715	12,190	—	130,399

Other income (expense):
Interest expense, net	—	(9,667)	(166)	(567)	—	(10,400)
Interest income	—	1,257	837	128	—	2,222
Loss on early extinguishment of debt	—	(12,596)	—	—	—	(12,596)
Earnings in equity-method investments, net	—	—	1,133	15	—	1,148

Income (loss) before income taxes	(262)	(38,250)	137,519	11,766	—	110,773

Income taxes	36,719	—	—	3,159	—	39,878

Net income (loss)	$(36,981)	$(38,250)	$137,519	$8,607	$—	$70,895

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2007
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$(67,567)	$(36,933)	$217,878	$20,728	$134,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	291	76,393	7,402	84,086
Deferred income taxes	1,550	—	—	310	1,860
Stock-based and performance share unit compensation expense	—	6,160	—	—	6,160
(Earnings) losses from equity-method investments	—	(6)	3,848	—	3,842
Amortization of debt acquisition costs and note discount	—	1,771	—	—	1,771
Changes in operating assets and liabilities, net of acquisitions:
Receivables	—	(2,142)	(32,095)	(3,037)	(37,274)
Other, net	(43)	3,118	12,625	(1,507)	14,193
Accounts payable	—	338	3,547	(558)	3,327
Accrued expenses	123	(4,837)	(2,352)	(124)	(7,190)
Decommissioning liabilities	—	—	(1,224)	—	(1,224)
Income taxes	9,010	—	—	1,380	10,390

Net cash provided by (used in) operating activities	(56,927)	(32,240)	278,620	24,594	214,047

Cash flows from investing activities:
Payments for capital expenditures	—	—	(184,390)	(15,239)	(199,629)
Acquisitions of businesses, net of cash acquired	—	(78,735)	—	(889)	(79,624)
Cash proceeds from sale of business	—	1,750	—	—	1,750
Other	—	9,189	—	—	9,189
Intercompany receivables/payables	39,967	63,855	(96,655)	(7,167)	—

Net cash provided by (used in) investing activities	39,967	(3,941)	(281,045)	(23,295)	(268,314)

Cash flows from financing activities:
Net borrowings from revolving credit facility	—	35,000	—	—	35,000
Principal payments on long-term debt	—	—	—	(405)	(405)
Payment of debt acquisition costs	—	(62)	—	—	(62)
Proceeds from exercise of stock options	8,017	—	—	—	8,017
Tax benefit from exercise of stock options	8,943	—	—	—	8,943

Net cash provided by (used in) financing activities	16,960	34,938	—	(405)	51,493

Effect of exchange rate changes on cash	—	—	—	333	333

Net increase (decrease) in cash	—	(1,243)	(2,425)	1,227	(2,441)

Cash and cash equivalents at beginning of period	—	1,608	14,775	22,587	38,970

Cash and cash equivalents at end of period	$—	$365	$12,350	$23,814	$36,529

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2006
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$(36,981)	$(38,250)	$137,519	$8,607	$70,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	—	44,480	4,162	48,642
Deferred income taxes	(4,576)	—	—	(138)	(4,714)
Stock-based compensation expense	—	1,316	—	—	1,316
Earnings from equity-method investments	—	—	(1,133)	(15)	(1,148)
Write-off of debt acquisition costs	—	2,817	—	—	2,817
Amortization of debt acquisition costs	—	510	—	—	510
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	—	1,246	(35,184)	(6,284)	(40,222)
Other, net	(37)	209	(4,316)	4	(4,140)
Accounts payable	—	595	4,917	(1,104)	4,408
Accrued expenses	103	(554)	5,051	1,515	6,115
Decommissioning liabilities	—	—	(2,255)	—	(2,255)
Income taxes	40,008	—	—	453	40,461

Net cash provided by (used in) operating activities	(1,483)	(32,111)	149,079	7,200	122,685

Cash flows from investing activities:
Payments for capital expenditures	—	—	(78,119)	(3,929)	(82,048)
Acquisitions of oil and gas properties, net of cash acquired	—	—	(46,631)	—	(46,631)
Acquisitions of businesses, net of cash acquired	—	(9,822)	—	—	(9,822)
Cash contributed to equity method investment	—	—	(30,441)	—	(30,441)
Cash proceeds from sale of business, net of cash sold	—	18,343	—	—	18,343
Other	—	(2,412)	—	—	(2,412)
Intercompany receivables/payables	(910)	(705)	5,951	(4,336)	—

Net cash provided by (used in) investing activities	(910)	5,404	(149,240)	(8,265)	(153,011)

Cash flows from financing activities:
Proceeds from long-term debt	—	295,467	—	—	295,467
Principal payments on long-term debt	—	(200,000)	—	(405)	(200,405)
Debt acquisition costs	—	(6,203)	—	—	(6,203)
Proceeds from exercise of stock options	2,393	—	—	—	2,393

Net cash provided by (used in) financing activities	2,393	89,264	—	(405)	91,252

Effect of exchange rate changes on cash	—	—	—	463	463

Net increase (decrease) in cash	—	62,557	(161)	(1,007)	61,389

Cash and cash equivalents at beginning of period	—	21,414	19,421	13,622	54,457

Cash and cash equivalents at end of period	$—	$83,971	$19,260	$12,615	$115,846

(16) Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 157 (FAS No. 157), “Fair Value Measurements.” FAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS No. 157 indicates, among other things, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of FAS No. 157 on its financial statements.
In February 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 159 (FAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the impact of FAS No. 159 on its financial statements.

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
Executive Summary
During the second quarter of 2007, we achieved our highest quarterly levels for revenue, income from operations, net income and diluted earnings per share. Revenue was $396.8 million, income from operations was $115.9 million and net income was $70.1 million, or $0.85 diluted earnings per share.
The primary drivers of the quarter were higher revenues than the first quarter of 2007 in the well intervention, rental tools and oil and gas segments. Gross profit and operating profit percentages were lower due to the completion of higher margin projects in the first quarter in the well intervention segment, business mix in the rental tools segment and lower utilization for some of the larger liftboats in the marine segment due to increased shipyard days.
For the first time in our history, revenues from geographic markets outside the Gulf of Mexico accounted for approximately 50% of total quarterly revenue. In the second quarter of 2007, revenue from non-Gulf of Mexico market areas was approximately $199 million, or approximately 50% of total revenue, as compared to approximately $175 million, or 48% of total revenue in the first quarter of 2007 and approximately $100 million, or 38% of total revenue in the second quarter of 2006.
The well intervention group segment recorded revenue of $190.5 million and income from operations of $42.1 million, an 8% increase and 9% decrease, respectively, over the first quarter of 2007. Higher revenue was due to additional activity for hydraulic workover and snubbing services, particularly in certain international market areas, as well as increased demand for coiled tubing and mechanical wireline services in certain domestic land market areas. Income from operations was lower due to the completion of first quarter higher margin projects, including a large scale well control project and an engineering services project.
In our rental tools segment, revenue was $123.7 million, a 7% increase as compared to the first quarter of 2007, and income from operations was $46.6 million, a 3% increase over the first quarter of 2007. Rentals increased for stabilizers, drill collars, on-site accommodations and connecting iron. Geographically, the largest increases in demand were in the Gulf of Mexico and international market areas.
In our marine segment, revenue was $35.2 million and income from operations was $15.2 million. These results were down slightly from the first quarter of 2007 primarily due to lower utilization for some of the larger liftboats. Shipyard days increased significantly in the second quarter for the 245-ft. class and 250-ft. class liftboats due to inspections and maintenance. Overall liftboat utilization increased to 77% in the second quarter of 2007 from 74% in the first quarter of 2007.
Revenues and income from operations for our oil and gas segment were $48.2 million and $11.9 million, respectively, in the second quarter of 2007. This represents a 30% increase in revenue and 132% increase in income from operations as compared to the first quarter of 2007. Oil and gas production was approximately 875,000 barrels of oil equivalent (boe), or approximately 9,600 boe per day as compared to first quarter 2007 oil and gas production of approximately 711,000 boe, or 7,900 boe per day. Realized commodity prices for our oil and gas production was approximately 5% higher than the first quarter of 2007.
Comparison of the Results of Operations for the Three Months Ended June 30, 2007 and 2006
For the three months ended June 30, 2007, our revenues were $396.8 million, resulting in net income of $70.1 million, or $0.85 diluted earnings per share. For the three months ended June 30, 2006, revenues were $261.8 million and net income was $38.7 million, or $0.48 diluted earnings per share. The net income for the three month period ended June 30, 2006 includes a loss on early extinguishment of debt of $12.6 million. Revenue and gross margin were higher in the well intervention and rental tools segments as a result of increased production-related projects and drilling activity worldwide, recent acquisitions and continued expansion of our rental tool business. Although revenue increased slightly in the marine segment, gross margin decreased due to lower utilization of our larger liftboats. Revenues in our oil and gas segment were higher due to higher production as the second quarter of 2006 production was impacted by shut-in production due to Hurricanes Katrina and Rita.
The following table compares our operating results for the three months ended June 30, 2007 and 2006. Gross margin is calculated by subtracting cost of services from revenue for each of our four business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by our three other segments.

	Revenue			Gross Margin
	2007	2006	Change	2007	%	2006	%	Change
Well Intervention	$190,542	$111,675	$78,867	$81,093	43%	$48,320	43%	$32,773
Rental Tools	123,736	86,593	37,143	84,718	68%	58,370	67%	26,348
Marine	35,162	33,951	1,211	19,805	56%	20,158	59%	(353)
Oil and Gas	48,164	33,625	14,539	29,331	61%	14,923	44%	14,408
Less: Oil and Gas Elim.	(851)	(4,085)	3,234	—	—	—	—	—

Total	$396,753	$261,759	$134,994	$214,947	54%	$141,771	54%	$73,176

The following discussion analyzes our results on a segment basis.
Well Intervention Segment
Revenue for our well intervention segment was $190.5 million for the three months ended June 30, 2007, as compared to $111.7 million for the same period in 2006. The gross margin percentage remained constant at 43% for the three months ended June 30, 2007 and 2006. We experienced higher revenue for most of our production-related services, especially our well control, mechanical wireline, and hydraulic workover services as production-related activity improved significantly. We also benefited from the December 2006 acquisition of Warrior, which increased domestic land revenue in coiled tubing, electric line and snubbing services. Revenue increased for our hydraulic workover and snubbing services as international activity increased. Gross margin increased in line with increased revenue.

Rental Tools Segment
Revenue for our rental tools segment for the three months ended June 30, 2007 was $123.7 million, a 43% increase over the same period in 2006. The gross margin percentage increased slightly to 68% for the three months ended June 30, 2007 from 67% for the same period of 2006. We experienced significant increases in revenue from our stabilizers, on-site accommodations, drill pipe and accessories, and drill collars. The increases are a result of recent acquisitions, expansion of rental products through capital expenditures, and increased activity worldwide. Our international revenue for the rental tools segment has increased 94% to approximately $40.1 million for the quarter ended June 30, 2007 over the same period of 2006. Our largest improvements were in the North Sea, South America and Africa market areas.
Marine Segment
Our marine segment revenue for the three months ended June 30, 2007 increased 4% over the same period in 2006 to $35.2 million. However, the gross margin percentage for the three months ended June 30, 2007 experienced a decrease of 3% from the same period in 2006 due to lower utilization and increased operating costs. The fleet’s average utilization decreased to approximately 77% for the second quarter of 2007 from 83% in the same period in 2006. We experienced higher pricing for our liftboats in the three months ended June 30, 2007 than the same period of 2006 due to demand for liftboats in the Gulf of Mexico. The fleet’s average dayrate increased 10% to approximately $17,300 in the second quarter of 2007 from $15,800 in the second quarter of 2006.
Oil and Gas Segment
Oil and gas revenues were $48.2 million in the three months ended June 30, 2007, as compared to $33.6 million in the same period of 2006. In the second quarter of 2007, production was approximately 875,000 boe, as compared to approximately 636,000 boe in the second quarter of 2006. A portion of our production remained shut-in during the second quarter of 2006 due to ongoing repairs to third party pipelines that sustained hurricane damage. The gross margin percentage increased significantly to 61% for the three months ended June 30, 2007 from 44% for the same period of 2006 due to higher production coupled with an increase in commodity prices.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $45.2 million in the three months ended June 30, 2007 from $25.7 million in the same period in 2006. The increase results from the depreciation associated with our 2007 and 2006 capital expenditures as well as our acquisition of Warrior. The increase also results from additional depletion related to significantly higher oil and gas production in the second quarter of 2007 as compared to the second quarter of 2006.
General and Administrative Expenses
General and administrative expenses increased to $53.8 million for the three months ended June 30, 2007 from $40.1 million for the same period in 2006. This increase was primarily related to our acquisition of Warrior, increased bonus and compensation expenses due to our improved performance, and increased expenses related to our geographic expansion, other acquisitions and our growth. General and administrative expenses decreased to 13.6% of revenue for the three months ended June 30, 2007 from 15.3% for the same period in 2006.
Comparison of the Results of Operations for the Six Months Ended June 30, 2007 and 2006
For the six months ended June 30, 2007, our revenues were $759.7 million, resulting in net income of $134.1 million, or $1.63 diluted earnings per share. For the six months ended June 30, 2006, revenues were $484.2 million and net income was $70.9 million, or $0.87 diluted earnings per share. The net income for the six month period ended June 30, 2006 includes a loss on early extinguishment of debt of $12.6 million. Revenue and gross margin were higher in the well intervention and rental tools as a result of increased production-related projects and drilling activity worldwide, recent acquisitions and continued expansion of our rental tool business. Although revenue increased slightly in the marine segment, gross margin decreased due to lower utilization of our larger liftboats. Revenues in our oil and gas segment were higher due to significantly higher production as the first six months of 2006 production was impacted by shut-in production due to Hurricanes Katrina and Rita.
The following table compares our operating results for the six months ended June 30, 2007 and 2006. Gross margin is calculated by subtracting cost of services from revenue for each of our four business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by our three other segments.

	Revenue			Gross Margin
	2007	2006	Change	2007	%	2006	%	Change
Well Intervention	$367,473	$213,748	$153,725	$162,517	44%	$90,393	42%	$72,124
Rental Tools	239,916	164,367	75,549	165,382	69%	111,846	68%	53,536
Marine	71,028	64,158	6,870	41,182	58%	38,352	60%	2,830
Oil and Gas	85,193	49,096	36,097	48,303	57%	16,189	33%	32,114
Less: Oil and Gas Elim.	(3,933)	(7,141)	3,208	—	—	—	—	—

Total	$759,677	$484,228	$275,449	$417,384	55%	$256,780	53%	$160,604

The following discussion analyzes our results on a segment basis.
Well Intervention Segment
Revenue for our well intervention segment was $367.5 million for the six months ended June 30, 2007, as compared to $213.7 million for the same period in 2006. This segment’s gross margin percentage increased to 44% for the six months ended June 30, 2007 from 42% for the same period of 2006. We experienced higher revenue for most of our production-related services, especially our well control, mechanical wireline, and hydraulic workover services as production-related activity improved significantly. We also benefited from the December 2006 acquisition of Warrior, which increased domestic land revenue in coiled tubing, electric line and snubbing services. Revenue increased for our hydraulic workover and snubbing services as international activity increased. Gross margin increased in line with increased revenue.
Rental Tools Segment
Revenue for our rental tools segment for the six months ended June 30, 2007 was $239.9 million, a 46% increase over the same period in 2006. The gross margin percentage increased slightly to 69% for the six months ended June 30, 2007 from 68% for the same period of 2006. We experienced significant increases in revenue from our stabilizers, on-site accommodations, drill pipe and accessories, and drill collars. The increases are a result of recent acquisitions, expansion of rental products through capital expenditures, and increased activity worldwide. Our international revenue for the rental tools segment has increased 110% to approximately $76.8 million for the six months ended June 30, 2007 over the same period of 2006. Our largest improvements were in the North Sea, South America and Africa market areas.
Marine Segment
Our marine segment revenue for the six months ended June 30, 2007 increased 11% over the same period in 2006 to $71 million. However, the gross margin percentage for the six months ended June 30, 2007 experienced a decrease of 2% from the same period in 2006 due to lower utilization and increased operating costs. The fleet’s average utilization decreased to approximately 76% for the six months of 2007 from 84% in the same period in 2006 due to inspections and maintenance coupled with poor weather conditions in the Gulf of Mexico. We experienced higher pricing for our liftboats in the six months ended June 30, 2007 than the same period of 2006 due to demand for liftboats in the Gulf of Mexico. The fleet’s average dayrate increased over 21% to approximately $18,200 in the first six months of 2007 from $15,020 in the same period of 2006.

Oil and Gas Segment
Oil and gas revenues were $85.2 million in the six months ended June 30, 2007, as compared to $49.1 million in the same period of 2006. In the six months ended June 30, 2007, production was approximately 1,585,000 boe, as compared to approximately 995,000 boe in the same period of 2006. A significant portion of our production was shut-in during the six months ended June 30, 2006 due to ongoing repairs to third party pipelines and SPN Resources’ facilities that sustained hurricane damage. The gross margin percentage increased significantly to 57% for the six months ended June 30, 2007 from 33% for the same period of 2006 due to higher production coupled with an increase in commodity prices.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $84.1 million in the six months ended June 30, 2007 from $48.6 million in the same period in 2006. The increase results from the depreciation associated with our 2007 and 2006 capital expenditures as well as our acquisition of Warrior. The increase also results from additional depletion related to significantly higher production in our oil and gas properties.
General and Administrative Expenses
General and administrative expenses increased to $104.7 million for the six months ended June 30, 2007 from $77.7 million for the same period in 2006. This increase was primarily related to our acquisition of Warrior, increased bonus and compensation expenses due to our improved performance, and increased expenses related to our geographic expansion, other acquisitions and our growth. General and administrative expenses decreased to 13.8% of revenue for the six months ended June 30, 2007 from 16.1% for the same period in 2006.
Liquidity and Capital Resources
In the six months ended June 30, 2007, we generated net cash from operating activities of $214.0 million as compared to $122.7 million in the same period of 2006. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $36.5 million at June 30, 2007 compared to $39.0 million at December 31, 2006.
We made $199.6 million of capital expenditures during the six months ended June 30, 2007, of which approximately $86.5 million was used to expand and maintain our rental tool equipment inventory. We also made $28.4 million of capital expenditures in our oil and gas segment and $78.5 million of capital expenditures to expand and maintain the asset base of our well intervention and marine segments, including $1.6 million related to modification of the derrick barge presently under charter and $0.4 million of progress payments related to the construction of another derrick barge. In addition, we made $6.2 million of capital expenditures on construction and improvements to our facilities.
During the six months ended June 30, 2007, we acquired Duffy & McGovern Accommodation Services Limited, a provider of offshore accommodation rentals operating in most deep water oil and gas territories with major operations in Europe, Africa, the Americas and South East Asia, for approximately $47.5 million in cash consideration. Also during the six months ended June 30, 2007, we acquired Advanced Oilwell Services, Inc., a provider of cementing and pressure pumping services primarily operating in the East Texas region, for approximately $24.2 million in cash consideration.
In July 2006, we contracted to construct a derrick barge that will be sold to a third party for approximately $53.7 million. We expect to take delivery of the derrick barge and sell it to the third party during the first quarter of 2008. We receive monthly payments from the purchaser in accordance with the terms of the sales contract. In turn, we issue letters of credit to the purchaser in equal amounts to guarantee our performance of the contract. We have entered into fixed-price contracts to construct this derrick barge and its 880-ton offshore mast crane. Our payment obligation for the construction of the barge is secured by letters of credit that are posted upon performance milestones and are payable upon the barge’s delivery and our acceptance. The contract for the crane requires periodic progress payments with final payment due upon completion of the contract. Revenue and costs associated with the sale contract are accounted for on the percentage-of-completion method utilizing engineering estimates and construction progress. This methodology requires us to make estimates regarding our progress against the project schedule and estimated completion date, both of which impact the amount of revenue and gross margin we recognize in each reporting period. Contract costs mainly include sub-contract and program management costs. Provisions for any unanticipated losses will be recorded in full when such losses become evident.
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
We currently believe that we will make approximately $160 to $170 million of capital expenditures, excluding acquisitions and targeted asset purchases, during the remaining six months of 2007 to expand our rental tool asset base and perform workovers on SPN Resources’ oil and gas properties. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
We have a $250 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At June 30, 2007, we had approximately $35 million outstanding under the bank credit facility. Additionally, we had approximately $73.2 million of letters of credit outstanding, which reduce our borrowing capacity under this credit facility. Borrowings under the credit facility bear interest at a LIBOR rate plus margins that depend on our leverage ratio. As of August 3, 2007, we had $35 million outstanding on this facility, and the weighted interest rate was 6.57%. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens, incur additional indebtedness or assume additional decommissioning liabilities.
We have $16.2 million outstanding at June 30, 2007 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through the maturity date of June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.
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
Under certain circumstances, holders may exchange the notes for shares of our common stock. The initial exchange rate is 21.9414 shares of common stock per $1,000 principal amount of notes. This is equal to an initial exchange price of $45.58 per share. The exchange price represents a 35% premium over the closing share price at the date of issuance. The notes may be exchanged under the following circumstances:

•	during any fiscal quarter (and only during such fiscal quarter) commencing after March 31, 2007, if the last reported sale price of our common stock is greater than or equal to 135% of the applicable exchange price of the notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	prior to December 15, 2011, during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of notes for each trading day in the measurement period was less than 95% of the product of the last reported sale price of our common stock and the exchange rate on such trading day;

•	if the notes have been called for redemption;

•	upon the occurrence of specified corporate transactions; or at

•	any time beginning on September 15, 2026, and ending at the close of business on the second business day immediately preceding the maturity date of December 15, 2026.
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
The following table summarizes our contractual cash obligations and commercial commitments at June 30, 2007 (amounts in thousands) for our long-term debt (including estimated interest payments), decommissioning liabilities, operating leases and contractual obligations. The decommissioning liability amounts do not give any effect to our contractual right to receive amounts from third parties, which is approximately $31.5 million, when decommissioning operations are performed. The vessel construction liability amounts do not give any effect to our contractual right to receive payments from a third-party customer, which is approximately $22 million. We do not have any other material obligations or commitments.

	Remaining
	Six Months
Description	2007	2008	2009	2010	2011	2012	Thereafter

Long-term debt, including estimated interest payments	$15,434	$30,740	$30,687	$30,635	$64,090	$27,231	$818,347
Decommissioning liabilities	31,946	5,739	2,421	10,465	30,014	6,419	36,287
Operating leases	3,473	7,280	4,941	2,641	1,415	399	12,789
Vessel construction	18,975	46,901	—	—	—	—	—

Total	$69,828	$90,660	$38,049	$43,741	$95,519	$34,049	$867,423

We have no off-balance sheet arrangements other than our potential additional consideration that may be payable as a result of the future operating performances of several acquisitions. At June 30, 2007, the maximum additional consideration payable for these acquisitions was approximately $8.8 million. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements. Subsequent to June 30, 2007, we contracted to construct two 175 foot liftboats for approximately $16.2 million with scheduled delivery dates in the first and second quarters of 2008. Our payment obligations are conditioned on customary performance milestones. We currently intend to operate these liftboats in the Gulf of Mexico.
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
Interest Rate Risk
We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our bank revolving credit facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2007, $35 million outstanding under our bank credit facility debt had variable interest rates while the remaining long-term debt had fixed interest expense. Based on debt outstanding at June 30, 2007, a 10% increase in variable interest rates would increase our interest expense in the period by approximately $230,000, while a 10% decrease would decrease our interest expense by approximately $230,000.
Equity Price Risk
We have $400 million of 1.50% senior exchangeable notes due 2026. The notes are, subject to the occurrence of specified conditions, exchangeable for our common stock initially at an exchange price of $45.58 per share, which would result in an aggregate of approximately 8.8 million shares of common stock being issued upon exchange. We may redeem for cash all or any part of the notes on or after December 15, 2011 for 100% of the principal amount redeemed. The holders may require us to repurchase for cash all or any portion of the notes on December 15, 2011, December 15, 2016 and December 15, 2021 for 100% of the principal amount of notes to be purchased plus any accrued and unpaid interest. The notes do not contain any restrictive financial covenants.
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
For additional discussion of the notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2 above.
Commodity Price Risk
Our revenues, profitability and future rate of growth partially depends upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.
We use derivative commodity instruments to manage commodity price risks associated with future oil production. Our hedging contracts for a portion of our oil production expired on August 31, 2006, and there are no outstanding contracts as of June 30, 2007 or as of the date of this Form 10-Q.
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

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     (a) The annual meeting of our stockholders was held on May 23, 2007.
     (b) At the annual meeting, the stockholders elected Harold J. Bouillion, Enoch L. Dawkins, James M. Funk, Terence E. Hall, Ernest E. Howard, III, Richard A. Pattarozzi, and Justin L. Sullivan to serve as directors until the next annual meeting of stockholders.
     (c) At the annual meeting, our stockholders:
(i)	Elected seven directors with the following number of votes cast for and withheld from such nominees:

Director	For	Withheld
Harold J. Bouillion	73,774,554	460,813
Enoch L. Dawkins	67,553,464	6,681,903
James M. Funk	73,720,396	514,971
Terence E. Hall	72,075,566	2,159,801
Ernest E. Howard, III	70,552,492	3,682,875
Richard A. Pattarozzi	73,764,027	471,340
Justin L. Sullivan	73,159,370	1,075,997
(ii)	Approved the 2007 Employee Stock Purchase Plan. The number of votes cast for and against this proposal, as well as the number of abstentions and non-votes, is as follows:

For	Against	Abstentions	Non-Votes
61,929,489	424,633	561,747	11,319,500
(iii)	Ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2007. The number of votes cast for and against this proposal, as well as the number of abstentions and non-votes, is as follows:

For	Against	Abstentions	Non-Votes
72,681,216	1,527,511	26,639	—
Item 6. Exhibits
     (a) The following exhibits are filed with this Form 10-Q:
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2004).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: August 8, 2007	By:	/s/ Robert S. Taylor
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