Form 10-Q
period 2007-09-30
SUPERIOR ENERGY SERVICES INC
filed 2007-11-08
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on November 1, 2007 was 80,497,579.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended September 30, 2007

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
Item 4. Controls and Procedures	36

PART II OTHER INFORMATION

Item 6. Exhibits	37
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2007 and December 31, 2006
(in thousands, except share data)

	9/30/07	12/31/06
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$63,809	$38,970
Accounts receivable, net	346,081	303,800
Income taxes receivable	—	2,630
Current portion of notes receivable	15,616	14,824
Prepaid expense and other	58,348	59,563

Total current assets	483,854	419,787

Property, plant and equipment, net	1,032,764	804,228
Goodwill, net	475,068	444,687
Notes receivable	16,364	16,137
Equity-method investments	61,282	64,603
Intangible and other long-term assets, net	131,754	125,036

Total assets	$2,201,086	$1,874,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$72,817	$65,451
Accrued expenses	178,659	141,684
Income taxes payable	4,410	—
Current portion of decommissioning liabilities	34,884	35,150
Current maturities of long-term debt	810	810

Total current liabilities	291,580	243,095

Deferred income taxes	147,784	112,011
Decommissioning liabilities	88,791	87,046
Long-term debt, net	711,440	711,505
Other long-term liabilities	14,202	10,133

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 81,490,025 shares at September 30, 2007, and 80,617,337 shares at December 31, 2006	81	81
Additional paid in capital	433,165	411,374
Accumulated other comprehensive income, net	15,942	10,288
Retained earnings	498,101	288,945

Total stockholders’ equity	947,289	710,688

Total liabilities and stockholders’ equity	$2,201,086	$1,874,478

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2007 and 2006
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	2007	2006	2007	2006
Oilfield service and rental revenues	$347,228	$252,309	$1,021,712	$687,441
Oil and gas revenues	51,696	38,208	136,889	87,304

Total revenues	398,924	290,517	1,158,601	774,745

Cost of oilfield services and rentals	159,683	109,525	465,085	304,066
Cost of oil and gas sales	18,954	19,562	55,845	52,469

Total cost of services, rentals and sales	178,637	129,087	520,930	356,535

Depreciation, depletion, amortization and accretion	49,881	28,831	133,967	77,473
General and administrative expenses	57,150	44,385	161,833	122,124
Gain on sale of business	7,483	—	7,483	—

Income from operations	120,739	88,214	349,354	218,613

Other income (expense):
Interest expense, net	(8,197)	(5,989)	(24,938)	(16,389)
Interest income	795	1,255	2,303	3,477
Loss on early extinguishment of debt	—	—	—	(12,596)
Earnings (losses) from equity-method investments, net	1,395	2,704	(2,447)	3,852

Income before income taxes	114,732	86,184	324,272	196,957

Income taxes	39,682	31,026	115,116	70,904

Net income	$75,050	$55,158	$209,156	$126,053

Basic earnings per share	$0.92	$0.69	$2.58	$1.58

Diluted earnings per share	$0.91	$0.68	$2.53	$1.55

Weighted average common shares used in computing earnings per share:
Basic	81,470	79,824	81,053	79,754
Incremental common shares from stock options	1,265	1,480	1,410	1,442
Incremental common shares from restricted stock units	58	36	58	36

Diluted	82,793	81,340	82,521	81,232

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(in thousands)
(unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$209,156	$126,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	133,967	77,473
Deferred income taxes	32,459	(1,085)
Stock-based and performance share unit compensation expense	8,995	3,746
(Earnings) losses from equity-method investments, net	2,447	(3,852)
Write-off of debt acquisition costs	—	2,817
Amortization of debt acquisition costs and note discount	2,669	857
Gain on sale of business	(7,483)	—
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(35,028)	(75,399)
Other, net	6,779	(3,125)
Accounts payable	(861)	7,325
Accrued expenses	28,496	32,348
Decommissioning liabilities	(2,303)	(2,255)
Income taxes	5,817	64,142

Net cash provided by operating activities	385,110	229,045

Cash flows from investing activities:
Payments for capital expenditures	(325,868)	(165,064)
Acquisitions of businesses, net of cash acquired	(79,624)	(9,822)
Cash proceeds from sale of business, net of cash sold	18,100	18,343
Acquisitions of oil and gas properties	—	(46,631)
Cash contributed to equity-method investment	—	(57,781)
Other	8,981	(2,542)

Net cash used in investing activities	(378,411)	(263,497)

Cash flows from financing activities:
Proceeds from long-term debt	—	295,467
Principal payments on long-term debt	(405)	(200,405)
Payment of debt acquisition costs	(83)	(6,516)
Proceeds from issuance of stock through employee benefit plans	324	—
Proceeds from exercise of stock options	8,422	2,631
Tax benefit from exercise of stock options	9,135	—

Net cash provided by financing activities	17,393	91,177

Effect of exchange rate changes on cash	747	700

Net increase in cash	24,839	57,425

Cash and cash equivalents at beginning of period	38,970	54,457

Cash and cash equivalents at end of period	$63,809	$111,882

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2007 and 2006
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
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the nine months ended September 30, 2007 and 2006 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2007 presentation.
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
Stock Options
The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the nine months ended September 30, 2007 and 2006 was approximately $1.1 million and $0.6 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock
The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of the shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive all dividends and other distributions declared thereon. The Company’s compensation expense related to shares of restricted stock outstanding for the nine months ended September 30, 2007 and 2006 was approximately $1.9 million and $0.7 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock Units
The Company has issued restricted stock units (RSUs) under it stock incentive plans. Annually, each non-employee director is issued a number of RSUs having an aggregate value in a dollar amount determined by the Company’s Board of Directors. An RSU represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to RSUs for each nine month period ended September 30, 2007 and 2006 was approximately $0.7 million, which is reflected in general and administrative expenses.

Performance Share Units
The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three-year performance period associated with each PSU grant date. The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.” The PSUs provide for settlement in cash or up to 50% in equivalent value in the Company’s common stock, if the participant has met specified continued service requirements. The Company’s compensation expense related to all outstanding PSUs for the nine months ended September 30, 2007 and 2006 was approximately $5.2 million and $1.7 million, respectively, which is reflected in general and administrative expenses. The Company has recorded a liability of approximately $9.7 million and $4.5 million at September 30, 2007 and December 31, 2006, respectively, for all outstanding PSUs, which is reflected in accrued expenses.
Employee Stock Purchase Plan
In August 2007, the Company implemented the Superior Energy Services, Inc. 2007 Employee Stock Purchase Plan (ESPP) under which 1,000,000 shares of common stock were reserved for issuance. Each eligible employee may direct up to 20% of their salary to a maximum of $8,500 per year toward the purchase of the Company’s common stock at a 15% discount. Through September 30, 2007, approximately 10,200 shares have been issued pursuant to this plan. The Company received $0.3 million related to shares issued under the ESPP in both the three and nine month periods ended September 30, 2007. The Company recorded compensation expense of approximately $60,000 for both the three and nine month periods ended September 30, 2007 related to the ESPP.
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
Subsequent Events
In October 2007, the Company purchased 1,000,000 shares of its common stock for an aggregate amount of $33.8 million under a stock repurchase program authorized by the Company’s Board of Directors. In September 2007, the Company’s Board of Directors authorized a $350 million share repurchase program of the Company’s common stock. The stock repurchase program will expire on December 31, 2009. Under the program, the Company can purchase shares through open market transactions at prices deemed appropriate by management.
(4) Acquisitions and Dispositions
In August 2007, the Company sold the assets of a non-core rental tool business for approximately $16.3 million in cash and $2.0 million in a note receivable bearing interest equal to prime rate per annum due in August 2010. As a result of the sale of these assets, the Company recorded a pre-tax gain on sale of business of approximately $7.5 million. In conjunction with the sale of this business, an additional $3.4 million will be receivable by the Company if specific conditions are met as determined through August 2011.

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
The Company made other business acquisitions, which were not material on an individual or cumulative basis, requiring cash consideration of $11.5 million in the nine months ended September 30, 2007 and $9.8 million in the year ended December 31, 2006. The Company also sold the assets of its field management division in the second quarter of 2007 for approximately $1.8 million in cash. In conjunction with the sale of this division, an additional $0.5 million will be receivable by the Company if specific conditions are met as determined through 2008. The Company also sold its environmental subsidiary in the first quarter of 2006 for approximately $18.7 million in cash.
Several of the Company’s prior business acquisitions require future payments if specific conditions are met. As of September 30, 2007, the maximum additional contingent consideration payable was approximately $8.8 million and will be determined and payable through 2010. In the nine months ended September 30, 2007, the Company capitalized and paid additional consideration of approximately $0.6 million as a result of prior acquisitions.
Subsequent Event
In October 2007, the Company acquired a rental tool business located in Louisiana for approximately $17.0 million in cash consideration. Additional consideration, if any, will be based upon the annual revenue levels generated from the acquired assets over a five-year period, and will not exceed $7.0 million. The acquisition will be accounted for as a purchase.
In October 2007, the Company acquired a business located in the Netherlands that provides hydraulic workover, snubbing and well control services to the international oil and gas industry with the majority of its activity in Europe for approximately $10.7 million in cash consideration. Additional consideration, if any, will be based upon the average earnings before interest, income taxes, depreciation and amortization expense of the business over a three-year period, and will not exceed $10.7 million based on current exchange rates. The acquisition will be accounted for as a purchase.
In November 2007, the Company acquired the assets of a rental tool inspection company located in Colombia for approximately $1.8 million in cash consideration. Additional consideration, if any, will be based upon the average earnings before interest, income taxes, depreciation and amortization expense of the business over a three-year period, and will not exceed $0.6 million. The acquisition will be accounted for as a purchase.
(5) Segment Information
Business Segments
The Company has four reportable segments: well intervention, rental tools, marine, and oil and gas. The well intervention segment provides production related services used to enhance, extend and maintain oil and gas production, which include mechanical wireline, hydraulic workover and snubbing, well control, coiled tubing, electric line, pumping and stimulation and well bore evaluation services; well plug and abandonment services, and other oilfield services used to support drilling and production operations. The rental tools segment rents and sells stabilizers, drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. It also provides onsite accommodations and bolting services. The marine segment operates liftboats for production service activities, as well as oil and gas production facility maintenance, construction operations and platform removals. The oil and gas segment acquires mature oil and gas properties and produces and sells any remaining oil and gas reserves. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s three other segments. Certain previously reported amounts have been reclassified to conform to the presentation in the current period.
Summarized financial information concerning the Company’s segments for the three and nine months ended September 30, 2007 and 2006 is shown in the following tables (in thousands):
Three Months Ended September 30, 2007

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$202,807	$118,918	$26,323	$51,696	$(820)	$398,924
Cost of services, rentals and sales	111,777	35,142	13,586	18,952	(820)	178,637
Depreciation, depletion, amortization and accretion	12,979	18,115	1,986	16,801	—	49,881
General and administrative expenses	30,440	21,698	2,603	2,409	—	57,150
Gain on sale of business	—	7,483	—	—	—	7,483
Income from operations	47,611	51,446	8,148	13,534	—	120,739
Interest expense, net	—	—	—	—	(8,197)	(8,197)
Interest income	—	—	—	311	484	795
Earnings from equity-method investments, net	—	—	—	1,395	—	1,395

Income (loss) before income taxes	$47,611	$51,446	$8,148	$15,240	$(7,713)	$114,732

Three Months Ended September 30, 2006

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$122,205	$98,262	$36,013	$38,208	$(4,171)	$290,517
Cost of services, rentals and sales	68,438	30,786	14,472	19,562	(4,171)	129,087
Depreciation, depletion, amortization and accretion	4,511	13,600	2,142	8,578	—	28,831
General and administrative expenses	20,428	18,776	3,231	1,950	—	44,385
Income from operations	28,828	35,100	16,168	8,118	—	88,214
Interest expense, net	—	—	—	—	(5,989)	(5,989)
Interest income	—	—	—	286	969	1,255
Earnings from equity-method investments, net	—	—	—	2,704	—	2,704

Income (loss) before income taxes	$28,828	$35,100	$16,168	$11,108	$(5,020)	$86,184

Nine Months Ended September 30, 2007

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$570,280	$358,834	$97,351	$136,889	$(4,753)	$1,158,601
Cost of services, rentals and sales	316,733	109,676	43,432	55,842	(4,753)	520,930
Depreciation, depletion, amortization and accretion	34,592	49,971	6,379	43,025	—	133,967
General and administrative expenses	83,168	63,508	7,719	7,438	—	161,833
Gain on sale of business	—	7,483	—	—	—	7,483
Income from operations	135,787	143,162	39,821	30,584	—	349,354
Interest expense, net	—	—	—	—	(24,938)	(24,938)
Interest income	—	—	—	924	1,379	2,303
Losses from equity-method investments, net	—	—	—	(2,447)	—	(2,447)

Income (loss) before income taxes	$135,787	$143,162	$39,821	$29,061	$(23,559)	$324,272

Nine Months Ended September 30, 2006

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$335,953	$262,629	$100,171	$87,304	$(11,312)	$774,745
Cost of services, rentals and sales	191,793	83,307	40,278	52,469	(11,312)	356,535
Depreciation, depletion, amortization and accretion	13,375	37,795	6,427	19,876	—	77,473
General and administrative expenses	56,566	50,525	8,816	6,217	—	122,124
Income from operations	74,219	91,002	44,650	8,742	—	218,613
Interest expense, net	—	—	—	—	(16,389)	(16,389)
Interest income	—	—	—	888	2,589	3,477
Loss on early extinguishment of debt	—	—	—	—	(12,596)	(12,596)
Earnings from equity-method investments, net	—	—	—	3,852	—	3,852

Income (loss) before income taxes	$74,219	$91,002	$44,650	$13,482	$(26,396)	$196,957

Identifiable Assets

	Well	Rental				Consolidated
	Intervention	Tools	Marine	Oil & Gas	Unallocated	Total

September 30, 2007	$975,044	$656,883	$196,398	$345,587	$27,174	$2,201,086

December 31, 2006	$840,130	$501,156	$187,597	$318,297	$27,298	$1,874,478

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
Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
United States	$320,506	$248,822	$934,174	$663,354
Other Countries	78,418	41,695	224,427	111,391

Total	$398,924	$290,517	$1,158,601	$774,745

Long-Lived Assets:

	September 30,	December 31,
	2007	2006
United States	$871,062	$715,899
Other Countries	161,702	88,329

Total	$1,032,764	$804,228

(6) Construction Contract
In July 2006, the Company contracted to construct a derrick barge that will be sold to a third party for approximately $53.7 million. The contract to construct the derrick barge to the customer’s specifications is recorded on the percentage-of-completion method utilizing engineering estimates and construction progress. This methodology requires the Company to make estimates regarding the progress against the project schedule and estimated completion date, both of which impact the amount of revenue and gross margin the Company recognizes in each reporting period. Contract costs primarily include sub-contract and program management costs. Provisions for unanticipated losses, if any, will be recorded in full when such losses become evident. Included in accrued expenses at September 30, 2007 and December 31, 2006 is approximately $19.5 million and $12.3 million, respectively, of billings in excess of costs and estimated earnings related to this contract.
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
In May 2006, SPN Resources acquired a 40% interest in BOG. The Company’s total cash contribution for its equity-method investment in BOG was approximately $57.8 million. The Company has not made additional contributions since its initial investment. The Company’s equity-method investment balance in BOG is approximately $60.3 million at September 30, 2007 and $63.6 million at December 31, 2006. The Company recorded a loss from its equity-method investment in BOG of approximately $2.5 million for the nine months ended September 30, 2007. During the nine month period ended September 30, 2006, the Company recorded approximately $3.8 million of earnings from its equity-method investment in BOG mainly due to the mark-to-market accounting on its oil and gas derivatives.
The Company provides operating and administrative support services to BOG and receives reimbursement for general and administrative and direct expenses incurred on behalf of BOG. The Company also, where possible and at competitive rates, provides its products and services to assist BOG in producing and developing its oil and gas properties. As such, the Company has a receivable from BOG of approximately $2.6 million at September 30, 2007 and $3.0 million at December 31, 2006. The Company offset its general and administrative expenses by approximately $3.5 million for the reimbursements due from BOG for the nine months ended September 30, 2007. The Company also recorded revenue of approximately $7.6 million from BOG for the nine months ended September 30, 2007. The Company reduces its revenue and its investment in BOG for its 40% ownership when products and services are provided to and capitalized by BOG. The Company records these amounts in revenue as BOG records the related depreciation and depletion expenses. The Company recorded a net reduction to revenue and its investment in BOG of approximately $0.9 million for the nine months ended September 30, 2007. All amounts related to the three and nine month periods ended September 30, 2006 were not material.
Summarized balance sheet and statement of operations information for BOG is presented below (amounts in thousands):

Balance Sheet

	September 30,	December 31,
	2007	2006
Current assets	$140,046	$176,860
Property, plant and equipment, net	487,994	522,941
Other assets	8,761	23,135

Total assets	$636,801	$722,936

Current liabilities	$28,781	$27,922
Decommissioning and other long-term liabilities	95,285	89,610
Long-term debt	361,086	432,697

Total liabilities	485,152	550,229

Accumulated other comprehensive income, net	(1,060)	13,861
Partners’ capital	152,709	158,846

Total capital	151,649	172,707

Total liabilities and partners’ capital	$636,801	$722,936

Income Statement

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues	$56,005	$61,458	$165,150	$61,458
Lease operating expenses	(13,056)	(17,615)	(41,220)	(17,615)
Depreciation, depletion, amortization and accretion	(26,981)	(35,874)	(84,744)	(35,874)
General and administrative expenses	(4,395)	(2,695)	(11,132)	(2,837)
Interest expense	(9,961)	(9,915)	(31,958)	(9,915)
Interest income	949	688	3,190	688
Gain (loss) on derivatives	922	10,706	(5,423)	13,679

Net income (loss)	$3,483	$6,753	$(6,137)	$9,584

Also included in equity-method investments at September 30, 2007 and 2006 is approximately $1 million investment for a 50% ownership in a company that owns an airplane. Earnings from the equity-method investment in this company were not material for the nine months ended September 30, 2007 or 2006. The Company recorded approximately $156,000 and $175,000 in expense to lease the airplane (exclusive of operating costs) from this company for the nine months ended September 30, 2007 and 2006, respectively.
(8) Debt
The Company has a $250 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At September 30, 2007, the Company had no amounts outstanding under the revolving credit facility, but it had approximately $85.0 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this credit facility. Amounts borrowed under the credit facility bear interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens, incur additional indebtedness or assume additional decommissioning liabilities. At September 30, 2007, the Company was in compliance with all such covenants.
The Company has $16.2 million outstanding at September 30, 2007, in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000, on every June 3rd and December 3rd through the maturity date of June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with this agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. At September 30, 2007, the Company was in compliance with all such covenants.
The Company has $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on every June 1st and December 1st through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At September 30, 2007, the Company was in compliance with all such covenants.
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
(9) Hedging Activities
The Company entered into hedging transactions in 2004 that expired on August 31, 2006 to secure a range of commodity prices for a portion of its future oil production and to reduce its exposure to oil price fluctuations. The Company does not enter into derivative transactions for trading purposes. The Company used financially-settled crude oil swaps and zero-cost collars that provided floor and ceiling prices with varying upside price participation. The Company’s swaps and zero-cost collars were designated and accounted for as cash flow hedges. For the nine months ended September 30, 2006, hedging settlement payments reduced oil revenues by approximately $13.8 million, and no gains or loses were recorded due to hedge ineffectiveness.
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
The Company estimates the cost that would be incurred if it contracted an unaffiliated third party to plug and abandon wells, abandon the pipelines, decommission and remove the platforms and pipelines and restore the sites of its oil and gas properties, and uses that estimate to record its proportionate share of the decommissioning liability. In estimating the decommissioning liability, the Company performs detailed estimating procedures, analysis and engineering studies. Whenever practical, the Company utilizes its own equipment and labor services to perform well abandonment and decommissioning work. When the Company performs these services, all recorded intercompany revenues and related costs of services are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is abandoned. The recorded liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the recorded liability exceeds (or is less than) the Company’s total costs, then the difference is reported as income (or loss) within revenue during the period in which the work is performed. The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liability have changed materially. The timing and amounts of these expenditures are estimates, and changes to these estimates may result in additional (or decreased) liabilities recorded, which in turn would increase (or decrease) the carrying values of the related oil and gas properties. The Company reviews its estimates for the timing of these expenditures on a quarterly basis. The following table summarizes the activity for the Company’s decommissioning liabilities for the nine months ended September 30, 2007 and 2006 (amounts in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Total decommissioning liabilities at December 31, 2006 and 2005, respectively	$122,196	$121,909
Liabilities acquired and incurred	300	3,554
Liabilities settled	(2,303)	(2,255)
Accretion	3,073	3,609
Revision in estimated liabilities	409	(4,924)

Total decommissioning liabilities at September 30, 2007 and 2006, respectively	123,675	121,893
Current portion of decommissioning liabilities at September 30, 2007 and 2006, respectively	34,884	25,067

Long-term portion of decommissioning liabilities at September 30, 2007 and 2006, respectively	$88,791	$96,826

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
(12) Other Comprehensive Income
The following tables reconcile the change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 (amounts in thousands):

	Three Months Ended
	September 30,
	2007	2006
Accumulated other comprehensive income, June 30, 2007 and 2006, respectively	$12,746	$1,104

Other comprehensive income:
Other comprehensive income, net of tax
Hedging activities:
Adjustment for settled contracts, net of tax of $2,065 in 2006	—	3,516
Changes in fair value of outstanding hedging positions, net of tax of $28 in 2006	—	48
Foreign currency translation adjustment	3,196	1,789

Total other comprehensive income	3,196	5,353

Accumulated other comprehensive income, September 30, 2007 and 2006, respectively	$15,942	$6,457

	Nine Months Ended
	September 30,
	2007	2006
Accumulated other comprehensive income (loss), December 31, 2006 and 2005, respectively	$10,288	$(4,916)

Other comprehensive income:
Other comprehensive income, net of tax
Hedging activities:
Adjustment for settled contracts, net of tax of $5,124 in 2006	—	8,726
Changes in fair value of outstanding hedging positions, net of tax of ($1,131) in 2006	—	(1,927)
Foreign currency translation adjustment	5,654	4,574

Total other comprehensive income	5,654	11,373

Accumulated other comprehensive income, September 30, 2007 and 2006, respectively	$15,942	$6,457

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
As of September 30, 2007, there have been no material changes to the liability for uncertain tax positions.
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
(15) Financial Information Related to Guarantor Subsidiaries
SESI, L.L.C. (Issuer), a wholly-owned subsidiary of Superior Energy Services, Inc. (Parent), has issued and outstanding $300 million of 6 7/8% senior notes due 2014 and $400 million of 1.5% senior exchangeable notes due 2026. The Parent, along with substantially all of its domestic subsidiaries, fully and unconditionally guaranteed the senior notes and the senior exchangeable notes and such guarantees are joint and several. All of the guarantor subsidiaries are wholly-owned subsidiaries of the Issuer. Domestic income taxes are paid by the Parent through a consolidated tax return and are accounted for by the Parent. The following tables present the Condensed Consolidating Balance Sheets as of September 30, 2007 and December 31, 2006 and the Condensed Consolidating Statements of Operations and Cash Flows for the three and nine months ended September 30, 2007 and 2006.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
September 30, 2007
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$18,348	$19,801	$25,660	$—	$63,809
Accounts receivable, net	—	3,193	310,274	49,082	(16,468)	346,081
Income taxes receivable	1,794	—	—	—	(1,794)	—
Current portion of notes receivable	—	—	15,616	—	—	15,616
Prepaid expenses and other	21	6,896	45,816	5,615	—	58,348

Total current assets	1,815	28,437	391,507	80,357	(18,262)	483,854

Property, plant and equipment, net	—	1,412	905,063	126,289	—	1,032,764
Goodwill, net	—	—	430,507	44,561	—	475,068
Notes receivable	—	2,000	14,364	—	—	16,364
Equity-method investments	124,271	545,605	60,298	—	(668,892)	61,282
Intangible and other long-term assets, net	—	24,778	106,058	918	—	131,754

Total assets	$126,086	$602,232	$1,907,797	$252,125	$(687,154)	$2,201,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1,272	$61,200	$26,813	$(16,468)	$72,817
Accrued expenses	490	37,778	130,051	10,340	—	178,659
Income taxes payable	—	—	—	6,204	(1,794)	4,410
Current portion of decommissioning liabilities	—	—	34,884	—	—	34,884
Current maturities of long-term debt	—	—	—	810	—	810

Total current liabilities	490	39,050	226,135	44,167	(18,262)	291,580

Deferred income taxes	139,518	—	—	8,266	—	147,784
Decommissioning liabilities	—	—	88,791	—	—	88,791
Long-term debt, net	—	696,059	—	15,381	—	711,440
Intercompany payables/(receivables)	(178,569)	1,428	643,012	47,025	(512,896)	—
Other long-term liabilities	6,197	7,643	—	362	—	14,202

Stockholders’ equity:
Preferred stock of $.01 par value	—	—	—	—	—	—
Common stock of $.001 par value	81	—	—	101	(101)	81
Additional paid in capital	433,165	127,173	—	28,722	(155,895)	433,165
Accumulated other comprehensive income, net	—	—	—	15,942	—	15,942
Retained earnings (accumulated deficit)	(274,796)	(269,121)	949,859	92,159	—	498,101

Total stockholders’ equity	158,450	(141,948)	949,859	136,924	(155,996)	947,289

Total liabilities and stockholders’ equity	$126,086	$602,232	$1,907,797	$252,125	$(687,154)	$2,201,086

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
December 31, 2006
(in thousands)
(audited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,608	$14,775	$22,587	$—	$38,970
Accounts receivable, net	—	3,764	275,477	39,390	(14,831)	303,800
Income taxes receivable	7,242	—	—	—	(4,612)	2,630
Current portion of notes receivable	—	—	14,824	—	—	14,824
Prepaid expenses and other	—	16,582	40,456	2,525	—	59,563

Total current assets	7,242	21,954	345,532	64,502	(19,443)	419,787

Property, plant and equipment, net	—	2,622	738,446	63,160	—	804,228
Goodwill, net	—	—	417,979	26,708	—	444,687
Notes receivable	—	—	16,137	—	—	16,137
Equity-method investments	124,271	510,163	63,627	—	(633,458)	64,603
Intangible and other long-term assets, net	—	23,823	101,097	116	—	125,036

Total assets	$131,513	$558,562	$1,682,818	$154,486	$(652,901)	$1,874,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$1,045	$58,528	$20,709	$(14,831)	$65,451
Accrued expenses	505	27,671	104,866	8,642	—	141,684
Income taxes payable	—	—	—	4,612	(4,612)	—
Current portion of decommissioning liabilities	—	—	35,150	—	—	35,150
Current maturities of long-term debt	—	—	—	810	—	810

Total current liabilities	505	28,716	198,544	34,773	(19,443)	243,095

Deferred income taxes	108,649	—	—	3,362	—	112,011
Decommissioning liabilities	—	—	87,046	—	—	87,046
Long-term debt, net	—	695,719	—	15,786	—	711,505
Intercompany payables/(receivables)	(224,208)	(79,487)	782,022	23,507	(501,834)	—
Other long-term liabilities	6,197	3,936	—	—	—	10,133

Stockholders’ equity:
Preferred stock of $.01 par value	—	—	—	—	—	—
Common stock of $.001 par value	81	—	—	101	(101)	81
Additional paid in capital	411,374	127,173	—	4,350	(131,523)	411,374
Accumulated other comprehensive income, net	—	—	—	10,288	—	10,288
Retained earnings (accumulated deficit)	(171,085)	(217,495)	615,206	62,319	—	288,945

Total stockholders’ equity	240,370	(90,322)	615,206	77,058	(131,624)	710,688

Total liabilities and stockholders’ equity	$131,513	$558,562	$1,682,818	$154,486	$(652,901)	$1,874,478

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2007
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Oilfield service and rental revenues	$—	$—	$313,030	$43,471	$(9,273)	$347,228
Oil and gas revenues	—	—	51,696	—	—	51,696

Total revenues	—	—	364,726	43,471	(9,273)	398,924

Cost of oilfield services and rentals	—	—	147,536	21,420	(9,273)	159,683
Cost of oil and gas sales	—	—	18,954	—	—	18,954

Total cost of services, rentals and sales	—	—	166,490	21,420	(9,273)	178,637

Depreciation, depletion, amortization and accretion	—	100	45,550	4,231	—	49,881
General and administrative expenses	115	13,746	38,259	5,030	—	57,150
Gain on sale of business	—	7,483	—	—	—	7,483

Income (loss) from operations	(115)	(6,363)	114,427	12,790	—	120,739

Other income (expense):
Interest expense, net	—	(8,494)	558	(261)	—	(8,197)
Interest income	—	162	397	236	—	795
Earnings from equity-method investments, net	—	2	1,393	—	—	1,395

Income (loss) before income taxes	(115)	(14,693)	116,775	12,765	—	114,732

Income taxes	36,029	—	—	3,653	—	39,682

Net income (loss)	$(36,144)	$(14,693)	$116,775	$9,112	$—	$75,050

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2006
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Oilfield service and rental revenues	$—	$—	$224,102	$35,186	$(6,979)	$252,309
Oil and gas revenues	—	—	38,208	—	—	38,208

Total revenues	—	—	262,310	35,186	(6,979)	290,517

Cost of oilfield services and rentals	—	—	99,044	17,460	(6,979)	109,525
Cost of oil and gas sales	—	—	19,562	—	—	19,562

Total cost of services, rentals and sales	—	—	118,606	17,460	(6,979)	129,087

Depreciation, depletion, amortization and accretion	—	—	26,031	2,800	—	28,831
General and administrative expenses	118	13,312	27,408	3,547	—	44,385

Income (loss) from operations	(118)	(13,312)	90,265	11,379	—	88,214

Other income (expense):
Interest expense, net	—	(5,537)	(178)	(274)	—	(5,989)
Interest income	—	768	409	78	—	1,255
Earnings from equity-method investments, net	—	—	2,701	3	—	2,704

Income (loss) before income taxes	(118)	(18,081)	93,197	11,186	—	86,184

Income taxes	28,240	—	—	2,786	—	31,026

Net income (loss)	$(28,358)	$(18,081)	$93,197	$8,400	$—	$55,158

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2007
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Oilfield service and rental revenues	$—	$—	$916,437	$132,141	$(26,866)	$1,021,712
Oil and gas revenues	—	—	136,889	—	—	136,889

Total revenues	—	—	1,053,326	132,141	(26,866)	1,158,601

Cost of oilfield services and rentals	—	—	428,767	63,184	(26,866)	465,085
Cost of oil and gas sales	—	—	55,845	—	—	55,845

Total cost of services, rentals and sales	—	—	484,612	63,184	(26,866)	520,930

Depreciation, depletion, amortization and accretion	—	391	121,943	11,633	—	133,967
General and administrative expenses	711	34,959	111,022	15,141	—	161,833
Gain on sale of business	—	7,483	—	—	—	7,483

Income (loss) from operations	(711)	(27,867)	335,749	42,183	—	349,354

Other income (expense):
Interest expense, net	—	(24,238)	99	(799)	—	(24,938)
Interest income	—	471	1,260	572	—	2,303
Earnings (losses) from equity-method investments, net	—	8	(2,455)	—	—	(2,447)

Income (loss) before income taxes	(711)	(51,626)	334,653	41,956	—	324,272

Income taxes	103,000	—	—	12,116	—	115,116

Net income (loss)	$(103,711)	$(51,626)	$334,653	$29,840	$—	$209,156

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2006
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Oilfield service and rental revenues	$—	$—	$620,252	$85,075	$(17,886)	$687,441
Oil and gas revenues	—	—	87,304	—	—	87,304

Total revenues	—	—	707,556	85,075	(17,886)	774,745

Cost of oilfield services and rentals	—	—	277,117	44,835	(17,886)	304,066
Cost of oil and gas sales	—	—	52,469	—	—	52,469

Total cost of services, rentals and sales	—	—	329,586	44,835	(17,886)	356,535

Depreciation, depletion, amortization and accretion	—	—	70,511	6,962	—	77,473
General and administrative expenses	380	30,556	81,479	9,709	—	122,124

Income (loss) from operations	(380)	(30,556)	225,980	23,569	—	218,613

Other income (expense):
Interest expense, net	—	(15,204)	(344)	(841)	—	(16,389)
Interest income	—	2,025	1,246	206	—	3,477
Loss on early extinguishment of debt	—	(12,596)	—	—	—	(12,596)
Earnings from equity-method investments, net	—	—	3,834	18	—	3,852

Income (loss) before income taxes	(380)	(56,331)	230,716	22,952	—	196,957

Income taxes	64,959	—	—	5,945	—	70,904

Net income (loss)	$(65,339)	$(56,331)	$230,716	$17,007	$—	$126,053

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2007
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$(103,711)	$(51,626)	$334,653	$29,840	$209,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	391	121,943	11,633	133,967
Deferred income taxes	31,997	—	—	462	32,459
Stock-based and performance share unit compensation expense	—	8,995	—	—	8,995
(Earnings) losses from equity-method investments, net	—	(8)	2,455	—	2,447
Amortization of debt acquisition costs and note discount	—	2,669	—	—	2,669
Gain on sale of business	—	(7,483)	—	—	(7,483)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	—	(416)	(30,377)	(4,235)	(35,028)
Other, net	(21)	2,886	5,701	(1,787)	6,779
Accounts payable	—	226	(3,241)	2,154	(861)
Accrued expenses	(15)	4,858	23,116	537	28,496
Decommissioning liabilities	—	—	(2,303)	—	(2,303)
Income taxes	4,455	—	—	1,362	5,817

Net cash provided by (used in) operating activities	(67,295)	(39,508)	451,947	39,966	385,110

Cash flows from investing activities:
Payments for capital expenditures	—	—	(292,982)	(32,886)	(325,868)
Acquisitions of businesses, net of cash acquired	—	(78,735)	—	(889)	(79,624)
Cash proceeds from sale of business	—	18,100	—	—	18,100
Other	—	8,981	—	—	8,981
Intercompany receivables/payables	49,414	107,985	(153,939)	(3,460)	—

Net cash provided by (used in) investing activities	49,414	56,331	(446,921)	(37,235)	(378,411)

Cash flows from financing activities:
Principal payments on long-term debt	—	—	—	(405)	(405)
Payment of debt acquisition costs	—	(83)	—	—	(83)
Proceeds from issuance of stock through employee benefit plans	324	—	—	—	324
Proceeds from exercise of stock options	8,422	—	—	—	8,422
Tax benefit from exercise of stock options	9,135	—	—	—	9,135

Net cash provided by (used in) financing activities	17,881	(83)	—	(405)	17,393

Effect of exchange rate changes on cash	—	—	—	747	747

Net increase in cash	—	16,740	5,026	3,073	24,839

Cash and cash equivalents at beginning of period	—	1,608	14,775	22,587	38,970

Cash and cash equivalents at end of period	$—	$18,348	$19,801	$25,660	$63,809

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2006
(in thousands)
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$(65,339)	$(56,331)	$230,716	$17,007	$126,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	—	70,511	6,962	77,473
Deferred income taxes	(1,734)	—	—	649	(1,085)
Stock-based compensation expense	—	3,746	—	—	3,746
Earnings from equity-method investments, net	—	—	(3,834)	(18)	(3,852)
Write-off of debt acquisition costs	—	2,817	—	—	2,817
Amortization of debt acquisition costs	—	857	—	—	857
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	—	1,103	(65,317)	(11,185)	(75,399)
Other, net	(18)	(2,692)	(962)	547	(3,125)
Accounts payable	—	(480)	8,161	(356)	7,325
Accrued expenses	169	7,326	22,605	2,248	32,348
Decommissioning liabilities	—	—	(2,255)	—	(2,255)
Income taxes	63,738	—	—	404	64,142

Net cash provided by (used in) operating activities	(3,184)	(43,654)	259,625	16,258	229,045

Cash flows from investing activities:
Payments for capital expenditures	—	—	(154,038)	(11,026)	(165,064)
Acquisitions of businesses, net of cash acquired	—	(9,822)	—	—	(9,822)
Cash proceeds from sale of business, net of cash sold	—	18,343	—	—	18,343
Acquisitions of oil and gas properties	—	—	(46,631)	—	(46,631)
Cash contributed to equity method investment	—	—	(57,781)	—	(57,781)
Other	—	(2,542)	—	—	(2,542)
Intercompany receivables/payables	553	5,806	(1,207)	(5,152)	—

Net cash provided by (used in) investing activities	553	11,785	(259,657)	(16,178)	(263,497)

Cash flows from financing activities:
Proceeds from long-term debt	—	295,467	—	—	295,467
Principal payments on long-term debt	—	(200,000)	—	(405)	(200,405)
Debt acquisition costs	—	(6,516)	—	—	(6,516)
Proceeds from exercise of stock options	2,631	—	—	—	2,631

Net cash provided by (used in) financing activities	2,631	88,951	—	(405)	91,177

Effect of exchange rate changes on cash	—	—	—	700	700

Net increase (decrease) in cash	—	57,082	(32)	375	57,425

Cash and cash equivalents at beginning of period	—	21,414	19,421	13,622	54,457

Cash and cash equivalents at end of period	$—	$78,496	$19,389	$13,997	$111,882

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
In February 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 159 (FAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has evaluated the adoption of FAS No. 159 and does not expect it have a material impact on its results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following management’s discussion and analysis of financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to the volatility and cyclicality of the oil and gas industry, including oil and gas prices and the level of offshore exploration, production and development activity; changes in competitive factors affecting our operations; risks associated with the acquisition of mature oil and gas properties, including estimates of recoverable reserves, future oil and gas prices and potential environmental and plugging and abandonment liabilities; the risk associated with our non-United States operations, which expose us to additional political, economic and other uncertainties; risks of adverse weather conditions in the Gulf of Mexico; risks of our growth strategy, including the risks of rapid growth and the risks inherent in acquiring businesses and mature oil and gas properties; our dependence on key personnel; our ability to employ and retain skilled workers; our dependence on significant customers; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the volatility and risk associated with oil and gas prices; the effect on our performance of regulatory programs and environmental matters and risks associated with international expansion, including political and economic uncertainties. These and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2006. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.
Executive Summary
During the third quarter of 2007, we had revenues of $398.9 million, income from operations of $120.7 million and diluted earnings per share of $0.91. The results included a pre-tax gain of $7.5 million for the sale of a non-core rental tools business. As a result of the sale, our effective tax rate changed from 36% to 35.5%. The third quarter results reflect the cumulative tax rate adjustment.
The primary driver of the quarter was a decrease in Gulf of Mexico activity due to numerous tropical weather systems that postponed many projects. The biggest impact to our results was in the marine segment, where revenue and income from operations were significantly lower. Due to the results of our diversification strategy, we were able to overcome this decreased marine activity with increased well intervention revenue and income from operations as a result of higher domestic land activity, and an increase in oil and gas segment revenue and operating income due to higher production and realized commodity prices.
For the second consecutive quarter in our history, revenues from geographic market areas outside the Gulf of Mexico accounted for at least 50% of total quarterly revenue. In the third quarter of 2007, revenue from non-Gulf of Mexico market areas was approximately $215 million, or 54% of total revenue, as compared to approximately $199 million, or 50% of total revenue in the second quarter of 2007 and approximately $112 million, or 39% of total revenue in the third quarter of 2006.
The well intervention segment recorded revenue of $202.8 million and income from operations of $47.6 million, a 6% increase and 13% increase, respectively, over the second quarter of 2007. Growth in domestic land revenue offset lower Gulf of Mexico activity. We experienced activity increases for coiled tubing, fishing and well control services in domestic land market areas. Higher gross profit and operating margins were due to improved margins in electric line, fishing, and well control services. Well control activity typically carries high margins due to the nature and complexity of well and pressure control situations.

In our rental tools segment, revenue was $118.9 million, a 4% decrease as compared to the second quarter of 2007, and income from operations was $51.4 million, a 10% increase over the second quarter of 2007. The sequential decline in revenue was due in part to the previously mentioned sale of a non-core rental tools business. Excluding the revenue from the business we sold, rental tools revenue was essentially unchanged from the prior quarter. The composition of the revenue changed as increased rentals of drill pipe, stabilizers and specialty tubulars in our domestic land and international market areas was offset by fewer rentals of drill pipe to our customers in the Gulf of Mexico due to project delays. Our gross and operating profit margins increased as a result of an increase in the sale of certain tools during the period.
In our marine segment, revenue was $26.3 million and income from operations was $8.1 million in the third quarter. These results were down significantly from the second quarter of 2007 primarily due to lower utilization as a result of downtime related to poor weather in the Gulf of Mexico. Utilization was 62% as compared to 77% in the prior quarter. During the third quarter, our liftboats incurred 198 idle days due to weather, as compared to 13 idle days due to weather in the second quarter of 2007. Because most of the costs in this business are fixed, profits decrease at a high rate when revenue declines.
Revenues and income from operations for our oil and gas segment were $51.7 million and $13.5 million, respectively, in the third quarter of 2007. This represents a 7% increase in revenue and 14% increase in income from operations as compared to the second quarter of 2007. Our revenue and margins increased as a result of higher production and higher realized commodity prices. Oil and gas production was approximately 899,000 barrels of oil equivalent (“boe”), or 9,800 boe per day as compared to second quarter 2007 oil and gas production of approximately 875,000 boe, or 9,600 boe per day. Realized commodity prices for our oil and gas production was approximately 5% higher than the second quarter of 2007. Depreciation, depletion, amortization and accretion increased 11% due primarily to our increased production levels.
Comparison of the Results of Operations for the Three Months Ended September 30, 2007 and 2006
For the three months ended September 30, 2007, our revenues were $398.9 million, resulting in net income of $75.1 million, or $0.91 diluted earnings per share. The results included a pre-tax gain of $7.5 million from the sale of a non-core rental tools business. For the three months ended September 30, 2006, revenues were $290.5 million and net income was $55.2 million, or $0.68 diluted earnings per share. Revenue and gross margin were higher in the well intervention and rental tools segments as a result of increased production-related projects and drilling activity worldwide, recent acquisitions and continued expansion of our rental tool business. Both revenue and gross margin decreased significantly in our marine segment due to lower utilization as a result of poor weather conditions in the Gulf of Mexico. Revenues and gross margin in our oil and gas segment were higher due to higher production and increased commodity prices.
The following table compares our operating results for the three months ended September 30, 2007 and 2006. Gross margin is calculated by subtracting cost of services from revenue for each of our four business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by our three other segments.

	Revenue			Gross Margin
	2007	2006	Change	2007	%	2006	%	Change

Well Intervention	$202,807	$122,205	$80,602	$91,030	45%	$53,767	44%	$37,263
Rental Tools	118,918	98,262	20,656	83,776	70%	67,476	69%	16,300
Marine	26,323	36,013	(9,690)	12,737	48%	21,541	60%	(8,804)
Oil and Gas	51,696	38,208	13,488	32,744	63%	18,646	49%	14,098
Less: Oil and Gas Elim	(820)	(4,171)	3,351	—	—	—	—	—

Total	$398,924	$290,517	$108,407	$220,287	55%	$161,430	56%	$58,857

The following provides a discussion of our results on a segment basis.
Well Intervention Segment
Revenue for our well intervention segment was $202.8 million for the three months ended September 30, 2007, as compared to $122.2 million for the same period in 2006. The gross margin percentage increased slightly to 45% for the three months ended September 30, 2007 from 44% for the same period in 2006. We experienced higher revenue for most of our production-related services, especially our well control and hydraulic workover services as production-related activity improved significantly. The largest contribution came from the December 2006 acquisition of Warrior, which increased domestic land revenue in coiled tubing, electric line and snubbing services. Revenue increased for our hydraulic workover and snubbing services as international activity increased. Gross margin increased in line with revenue.
Rental Tools Segment
Revenue for our rental tools segment for the three months ended September 30, 2007 was $118.9 million, a 21% increase over the same period in 2006. The gross margin percentage increased slightly to 70% for the three months ended September 30, 2007 from 69% for the same period of 2006. During the three months ended September 30, 2007, we sold the assets of a non-core rental business. We experienced significant increases in revenue from our stabilizers, on-site accommodations, drill pipe and accessories, and drill collars. The increases are a result of recent acquisitions, expansion of rental products through capital expenditures, and increased activity worldwide. Our international revenue for the rental tools segment has increased 58% to approximately $42.2 million for the quarter ended September 30, 2007 over the same period of 2006. Our largest improvements were in the North Sea, South America and Africa market areas.
Marine Segment
Our marine segment revenue for the three months ended September 30, 2007 decreased 27% over the same period in 2006 to $26.3 million. Likewise, gross margin percentage decreased by 41% for the three months ended September 30, 2007 from the same period in 2006 due to lower utilization as a result of downtime related to poor weather conditions. Due to the high fixed costs associated with this segment, gross margin decreases at an accelerated rate when revenue declines. The fleet’s average utilization decreased to approximately 62% for the third quarter of 2007 from 78% in the same period in 2006. The fleet’s average dayrate decreased 6% to approximately $16,500 in the third quarter of 2007 from $17,500 in the third quarter of 2006.
Oil and Gas Segment
Oil and gas revenues were $51.7 million in the three months ended September 30, 2007, as compared to $38.2 million in the same period of 2006. In the third quarter of 2007, production was approximately 899,000 boe, as compared to approximately 739,000 boe in the third quarter of 2006. The gross margin percentage increased significantly to 63% for the three months ended September 30, 2007 from 49% for the same period of 2006 due to higher production coupled with an increase in commodity prices.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $49.9 million in the three months ended September 30, 2007 from $28.8 million in the same period in 2006. The increase results from the depreciation associated with our 2007 and 2006 capital expenditures as well as our acquisition of Warrior. The increase also results from additional depletion related to significantly higher oil and gas production in the third quarter of 2007 as compared to the third quarter of 2006.

General and Administrative Expenses
General and administrative expenses increased to $57.2 million for the three months ended September 30, 2007 from $44.4 million for the same period in 2006. This increase was primarily related to our acquisition of Warrior. Other contributing factors include increased bonus and compensation expenses due to our improved performance, and increased expenses related to our geographic expansion, other acquisitions and our growth. General and administrative expenses decreased to 14.3% of revenue for the three months ended September 30, 2007 from 15.3% for the same period in 2006.
Comparison of the Results of Operations for the Nine Months Ended September 30, 2007 and 2006
For the nine months ended September 30, 2007, our revenues were $1,158.6 million, resulting in net income of $209.2 million, or $2.53 diluted earnings per share. The results included a pre-tax gain of $7.5 million from the sale of a non-core rental tool business. For the nine months ended September 30, 2006, revenues were $774.7 million and net income was $126.1 million, or $1.55 diluted earnings per share. The net income for the nine month period ended September 30, 2006 includes a loss on early extinguishment of debt of $12.6 million. Revenue and gross margin were higher in the well intervention and rental tool segments as a result of increased production-related projects and drilling activity worldwide, recent acquisitions and continued expansion of our rental tool business. Revenue and gross margin decreased slightly in the marine segment primarily due to lower utilization related to poor weather conditions experienced in the third quarter of 2007. Revenues in our oil and gas segment were higher due to significantly higher production as a portion of 2006 production was impacted by shut-in production due to Hurricanes Katrina and Rita.
The following table compares our operating results for the nine months ended September 30, 2007 and 2006. Gross margin is calculated by subtracting cost of services from revenue for each of our four business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by our three other segments.

	Revenue			Gross Margin
	2007	2006	Change	2007	%	2006	%	Change

Well Intervention	$570,280	$335,953	$234,327	$253,547	44%	$144,160	43%	$109,387
Rental Tools	358,834	262,629	96,205	249,158	69%	179,322	68%	69,836
Marine	97,351	100,171	(2,820)	53,919	55%	59,893	60%	(5,974)
Oil and Gas	136,889	87,304	49,585	81,047	59%	34,835	40%	46,212
Less: Oil and Gas Elim	(4,753)	(11,312)	6,559	—	—	—	—	—

Total	$1,158,601	$774,745	$383,856	$637,671	55%	$418,210	54%	$219,461

The following provides a discussion of our results on a segment basis.
Well Intervention Segment
Revenue for our well intervention segment was $570.3 million for the nine months ended September 30, 2007, as compared to $336.0 million for the same period in 2006. This segment’s gross margin percentage slightly increased to 44% for the nine months ended September 30, 2007 from 43% for the same period of 2006. We experienced higher revenue for most of our production-related services, especially our well control, mechanical wireline, and hydraulic workover services as production-related activity improved significantly. The largest contribution came from the December 2006 acquisition of Warrior, which increased domestic land revenue in coiled tubing, electric line and snubbing services. Revenue increased for our hydraulic workover and snubbing services as international activity increased. Gross margin increased in line with revenue.
Rental Tools Segment
Revenue for our rental tools segment for the nine months ended September 30, 2007 was $358.8 million, a 37% increase over the same period in 2006. The gross margin percentage increased slightly to 69% for the nine months ended September 30, 2007 from 68% for the same period of 2006. During the nine months ended September 30, 2007, we sold the assets of a non-core rental business. We experienced significant increases in revenue from our stabilizers, on-site accommodations, drill pipe and accessories, and drill collars. The increases are a result of recent acquisitions, expansion of rental products through capital expenditures, and increased activity worldwide. Our international revenue for the rental tools segment has increased 90% to approximately $119.0 million for the nine months ended September 30, 2007 over the same period of 2006. Our largest improvements were in the North Sea, South America and Africa market areas.
Marine Segment
Our marine segment revenue for the nine months ended September 30, 2007 decreased 2.8% over the same period in 2006 to $97.4 million. Likewise, gross margin percentage for the nine months ended September 30, 2007 experienced a decrease of 10% from the same period in 2006 due to lower utilization. Due to the high fixed costs associated with this segment, gross margin decreases at an accelerated rate when revenue declines. The fleet’s average utilization decreased to approximately 71% for the first nine months of 2007 from 82% in the same period in 2006 due to inspections and maintenance coupled with poor weather conditions in the Gulf of Mexico. We experienced higher pricing for our liftboats in the nine months ended September 30, 2007 than the same period of 2006 due to demand for liftboats in the Gulf of Mexico. The fleet’s average dayrate increased over 12% to approximately $17,700 in the first nine months of 2007 from $15,800 in the same period of 2006.
Oil and Gas Segment
Oil and gas revenues were $136.9 million in the nine months ended September 30, 2007, as compared to $87.3 million in the same period of 2006. In the nine months ended September 30, 2007, production was approximately 2,480,000 boe, as compared to approximately 1,730,000 boe in the same period of 2006. A significant portion of our production was shut-in during the nine months ended September 30, 2006 due to ongoing repairs to third party pipelines and SPN Resources’ facilities that sustained hurricane damage. The gross margin percentage increased significantly to 59% for the nine months ended September 30, 2007 from 40% for the same period of 2006 due to higher production coupled with an increase in commodity prices.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $134.0 million in the nine months ended September 30, 2007 from $77.5 million in the same period in 2006. The increase results from the depreciation associated with our 2007 and 2006 capital expenditures as well as our acquisition of Warrior. The increase also results from additional depletion related to significantly higher production in our oil and gas properties.
General and Administrative Expenses
General and administrative expenses increased to $161.8 million for the nine months ended September 30, 2007 from $122.1 million for the same period in 2006. This increase was primarily related to our acquisition of Warrior. Other contributing factors include increased bonus and compensation expenses due to our improved performance, and increased expenses related to our geographic expansion, other acquisitions and our growth. General and administrative expenses decreased to 14.0% of revenue for the nine months ended September 30, 2007 from 15.8% for the same period in 2006.
Liquidity and Capital Resources
In the nine months ended September 30, 2007, we generated net cash from operating activities of $385.1 million as compared to $229.0 million in the same period of 2006. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under our revolving credit facility. We had cash and cash equivalents of $63.8 million at September 30, 2007 compared to $39.0 million at December 31, 2006.
We made $325.9 million of capital expenditures during the nine months ended September 30, 2007, of which approximately $128.4 million was used to expand and maintain our rental tool equipment inventory. We also made $68.3 million of capital expenditures in our oil and gas segment and $120.1 million of capital expenditures to expand and maintain the asset base of our well intervention and marine segments. In addition, we made $9.1 million of capital expenditures on construction and improvements to our facilities.

During the nine months ended September 30, 2007, we acquired Duffy & McGovern Accommodation Services Limited, a provider of offshore accommodation rentals operating in most deep water oil and gas territories with major operations in Europe, Africa, the Americas and South East Asia, for approximately $47.5 million in cash consideration. During the same period, we also acquired Advanced Oilwell Services, Inc., a provider of cementing and pressure pumping services primarily operating in the East Texas region, for approximately $24.2 million in cash consideration. Also during the nine months ended September 30, 2007, we sold the assets of a non-core rental tool business for approximately $16.3 million in cash and $2.0 million in a note receivable.
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
Also in July 2006, we contracted to construct another derrick barge to support our decommissioning and construction operations. We expect to take delivery of this barge in the second quarter of 2008. We have entered into fixed-price contracts to construct this derrick barge and its 880-ton offshore mast crane. Our payment obligation for the construction of the barge is secured by letters of credit that are posted upon performance milestones and are payable upon the barge’s delivery and our acceptance. The contract for the crane requires periodic progress payments with final payment due upon completion of the contract. We currently intend to utilize this construction barge to further our geographic expansion by operating this vessel in Southeast Asia.
In July 2007, we contracted to construct two 175 foot liftboats for approximately $16.2 million with scheduled delivery dates in the first and second quarters of 2008. Our payment obligations are conditioned on customary performance milestones. We currently intend to operate these liftboats in the Gulf of Mexico.
We currently believe that we will spend approximately $100 to $110 million of capital expenditures, excluding acquisitions and targeted asset purchases, during the remaining three months of 2007. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
We have a $250 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At September 30, 2007, we had no amounts outstanding under the bank credit facility, but we had approximately $85.0 million of letters of credit outstanding, which reduce our borrowing capacity under this credit facility. Borrowings under the credit facility bear interest at a LIBOR rate plus margins that depend on our leverage ratio. As of November 5, 2007, we had nothing outstanding on this facility. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens, incur additional indebtedness or assume additional decommissioning liabilities.
We have $16.2 million outstanding at September 30, 2007 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through the maturity date of June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.
We have $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments, on every June 1st and December 1st through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions.
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
The following table summarizes our contractual cash obligations and commercial commitments at September 30, 2007 (amounts in thousands) for our long-term debt (including estimated interest payments), decommissioning liabilities, operating leases and contractual obligations. The decommissioning liability amounts do not give any effect to our contractual right to receive amounts from third parties, which is approximately $32.0 million, when decommissioning operations are performed. The vessel construction liability amounts do not give any effect to our contractual right to receive payments from a third-party customer, which is approximately $12.6 million. We do not have any other material obligations or commitments.

	Remaining
	Three
	Months
Description	2007	2008	2009	2010	2011	2012	Thereafter

Long-term debt, including estimated interest payments	$14,240	$28,440	$28,388	$28,336	$27,783	$27,231	$818,347
Decommissioning liabilities	24,343	12,547	2,447	10,557	30,334	6,561	36,886
Operating leases	2,520	9,693	6,507	3,679	2,472	978	15,501
Vessel construction	35,382	37,973	—	—	—	—	—

Total	$76,485	$88,653	$37,342	$42,572	$60,589	$34,770	$870,734

We have no other off-balance sheet arrangements other than the potential additional consideration that may be receivable or payable as a result of the future operating performances of several acquisitions and dispositions and operating leases. At September 30, 2007, the maximum additional consideration payable for these acquisitions was approximately $8.8 million. We do not have any other financing arrangements that are required under generally accepted accounting principles to be reflected in our financial statements.
In October 2007, we repurchased 1,000,000 shares of our common stock for an aggregate amount of $33.8 million under a $350 million stock repurchase program authorized by the Company’s Board of Directors in September 2007. This stock repurchase program expires on December 31, 2009.
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
In February 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 159 (FAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We believe the adoption of FAS No. 159 will not have a material impact on our results of operations and financial position.

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
Interest Rate Risk
At September 30, 2007, none of our long-term debt outstanding had variable interest rates, and we had no interest rate risks at that time.
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

We use derivative commodity instruments to manage commodity price risks associated with future oil production. Our hedging contracts for a portion of our oil production expired on August 31, 2006, and there are no outstanding contracts as of September 30, 2007 or as of the date of this Form 10-Q.
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

SUPERIOR ENERGY SERVICES, INC.
Date: November 8, 2007	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.4	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.5	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 15, 2004).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.