Form 10-K
period 2007-12-31
SUPERIOR ENERGY SERVICES INC
filed 2008-02-28
CIK 886835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2007 based on the closing price on the New York Stock Exchange on that date was $3,214,596,000.
The number of shares of the registrant’s common stock outstanding on February 18, 2008 was 80,775,931.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A.

SUPERIOR ENERGY SERVICES, INC.
Annual Report on Form 10-K for
the Fiscal Year Ended December 31, 2007

(i)

FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our current belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. The forward-looking statements contained in this Annual Report are based on information as of the date of this Annual Report. Many of these forward-looking statements relate to future industry trends, actions, future performance or results of current and anticipated initiatives and the outcome of contingencies and other uncertainties that may have a significant impact on our business, future operating results and liquidity. We try, whenever possible, to identify these statements by using words such as “anticipate,” “believe,” “should,” “estimate,” “expect,” “plan,” “project” and similar expressions. We caution you that these statements are only predictions and are not guarantees of future performance. These forward-looking statements and our actual results, developments and business are subject to certain risks and uncertainties that could cause actual results and events to differ materially from those anticipated by these statements. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.
PART I
Item 1. Business
General
We are a leading, highly diversified provider of specialized oilfield services and equipment. We focus on serving the drilling-related needs of oil and gas companies primarily through our rental tools segment, and the production-related needs of oil and gas companies through our well intervention, rental tools and marine segments. We believe that we are one of the few companies capable of providing the services, tools and liftboats necessary to maintain, enhance and extend the life of offshore producing wells, as well as plug and abandonment services at the end of their life cycle. We also own and operate mature oil and gas properties in the Gulf of Mexico. We believe that our ability to provide our customers with multiple services and to coordinate and integrate their delivery allows us to maximize efficiency, reduce lead time and provide cost effective solutions for our customers. We have expanded geographically so that we now have a significant presence in both select domestic land and international markets.
Operations
Our operations are organized into the following four business segments:
Well Intervention Services. We provide well intervention services that stimulate oil and gas production. Our well intervention services include coiled tubing, electric line, pumping and stimulation, gas lift, well control, snubbing, recompletion, engineering and well evaluation, offshore oil and gas cleaning, decommissioning, plug and abandonment and mechanical wireline. We believe we are the leading provider of mechanical wireline services in the Gulf of Mexico with approximately 174 offshore wireline and electric line units, 97 land wireline and electric line units, 33 coiled tubing units and 10 dedicated liftboats configured specifically for wireline services. We also believe we are a leading provider of rigless plug and abandonment services in the Gulf of Mexico. We completed construction of an 880-ton derrick barge which was deployed off the coast of Malaysia under a charter that is scheduled to run through March 2008, after which time, this derrick barge will be brought into the Gulf of Mexico. We are also constructing a second 880-

ton derrick barge with an expected delivery date in the third quarter of 2008. We also manufacture and sell specialized drilling rig instrumentation equipment.
Rental Tools. We are a leading provider of rental tools. We manufacture, sell and rent specialized equipment for use with offshore and onshore oil and gas well drilling, completion, production and workover activities. Through internal growth and acquisitions, we have increased the size and breadth of our rental tool inventory and geographic scope of operations so that we now conduct operations offshore in the Gulf of Mexico, onshore in the United States and in select international market areas. We currently have locations in all of the major staging points in Louisiana and Texas for oil and gas activities in the Gulf of Mexico and in North Louisiana, Arkansas, Oklahoma, Colorado and Wyoming. Our rental tools segment also conducts operations in Venezuela, Trinidad, Mexico, Colombia, Brazil, Eastern Canada, the United Kingdom, Continental Europe, the Middle East, West Africa and the Asia Pacific region. Our rental tools include pressure control equipment, specialty tubular goods including drill pipe and landing strings, connecting iron, handling tools, stabilizers, drill collars and on-site accommodations.
Marine Services. We own and operate a fleet of liftboats that we believe is highly complementary to our well intervention services. A liftboat is a self-propelled, self-elevating work platform with legs, cranes and living accommodations. Our fleet consists of 37 liftboats, including 10 liftboats configured specifically for wireline services (included in our well intervention segment) and 27 in our rental fleet with leg-lengths ranging from 145 feet to 250 feet. Our liftboat fleet has leg-lengths and deck spaces that are suited to deliver our production-related bundled services and support customers in their construction, maintenance and other production enhancement projects. All of our liftboats are currently located in the Gulf of Mexico, but we may reposition some of our larger liftboats to international market areas if opportunities arise. We have contracted to construct two 175 foot liftboats, one of which was delivered in February 2008 and the other is scheduled to be delivered in June 2008.
Oil and Gas Operations. Through our subsidiary, SPN Resources, LLC (“SPN Resources”), we acquire mature oil and gas properties in the Gulf of Mexico to provide our customers a cost-effective alternative to the plugging, abandoning and decommissioning process. Owning oil and gas properties provides additional opportunities for our well intervention, decommissioning and platform management services, particularly during periods when demand from our traditional customers is weak due to cyclical or seasonal factors. Once properties are acquired, we utilize our production-related assets and services to maintain, enhance and extend existing production of these properties. At the end of a property’s economic life, we plug and abandon the wells and decommission and abandon the facilities. As of December 31, 2007, we had interests in 31 offshore blocks containing 79 structures and approximately 149 producing wells. As of December 31, 2007, we had reserves of approximately 13.7 million barrels of oil equivalent (mmboe) with a PV-10 (future net revenue discounted at 10%) of $496.7 million and approximately 90% of our reserves were classified as proved developed. The oil and natural gas information contained herein does not include the properties or reserves owned by our equity-method investee, Beryl Oil and Gas, L.P., formerly known as Coldren Resources LP.
In February 2008, we entered into a purchase agreement to sell 75% of our interest in SPN Resources for approximately $165 million in cash, subject to certain conditions. The transaction is expected to close during the first quarter of 2008. We will retain the preferential rights on all service work and have agreed to perform, on a fixed price basis, the decommissioning work associated with oil and gas properties owned and operated by SPN Resources at closing.
For additional industry segment financial information, see note 15 to our consolidated financial statements included in Item 8 of this
Form 10-K.
Customers
Our customers have primarily been the major and independent oil and gas companies. Sales to Shell accounted for approximately 11%, 12% and 10% of our total revenue in 2007, 2006 and 2005, respectively. We do not believe that the loss of any one customer would have a material adverse effect on our revenues. However, our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations.
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
Potential Liabilities and Insurance
Our operations involve a high degree of operational risk, particularly of personal injury, damage or loss of equipment and environmental accidents. Failure or loss of our equipment could result in property damages, personal injury, environmental pollution and other damages for which we could be liable. Litigation arising from the sinking of a liftboat or a catastrophic occurrence, such as a fire, explosion or well blowout, at one of our offshore production facilities or a location where our equipment and services are used may result in large claims for damages in the future. We maintain insurance against risks that we believe is consistent in types and amounts with industry standards and is required by our customers. Changes in the insurance industry in the past few years have led to higher insurance costs and deductibles as well as lower coverage limits, causing us to rely on self-insurance against many risks associated with our business. The availability of insurance covering risks we and our competitors typically insure against may continue to decrease forcing us to self-insure against more business risks, including the risks associated with hurricanes. The insurance that we are able to obtain may have higher deductibles, higher premiums, lower limits and more restrictive policy terms.
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
Regulation of Oil and Gas Production
The oil and gas industry is subject to various types of regulation at federal and state levels. This regulation includes requiring permits to drill wells, maintaining bonding requirements to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, stringent engineering and construction standards, and the plugging and abandoning of wells and removal of production facilities. The oil and gas industry is also subject to various federal and state conservation laws and regulations. These include regulations establishing maximum rates of production from oil and natural gas wells, generally prohibiting the venting or flaring of natural gas and imposing certain requirements regarding the ratability of production.
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
Solid and Hazardous Waste. We currently lease numerous properties that have been used in connection with the production of oil and gas for many years. Although we believe we utilized operating and disposal practices that were standard in the industry at the time, it is possible that hydrocarbons or other solid wastes may have been disposed of or released on or under the properties currently leased by us. Federal and state laws applicable to oil and gas wastes and properties continue to be stricter over time. Under these increasingly stringent requirements, we could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners and operators) or clean up property contamination (including groundwater contamination by prior owners or operators) or to perform plugging operations to prevent future contamination. We generate some hazardous wastes that are already subject to the Federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. The Environmental Protection Agency, or EPA, has limited the disposal options for certain hazardous wastes. It is possible that certain wastes currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes under RCRA or other applicable statutes. We could, therefore, be subject to more rigorous and costly disposal requirements in the future than we encounter today.
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
Employees
As of January 31, 2008, we had approximately 4,500 employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.
Facilities
Our corporate headquarters are located on a 17-acre tract in Harvey, Louisiana, which we also use to support our well intervention, marine and rental operations. Our other principal operating facility is located on a 32-acre tract in

Broussard, Louisiana, which we use to support our rental tools and well intervention group operations in the Gulf of Mexico. We support the operations conducted by our liftboats from a 3.5-acre maintenance and office facility in New Iberia, Louisiana. We also own certain facilities and lease other office, service and assembly facilities under various operating leases, including a 7-acre office and training facility located in Houston, Texas. We have a total of approximately 127 owned or leased operating facilities located in Louisiana, Texas, Alabama, Arkansas, Mississippi, Oklahoma, Colorado, New Mexico, Utah, Wyoming, Venezuela, Australia, Trinidad, Mexico, Colombia, Brazil, the United Kingdom, the Netherlands, Eastern Canada, Singapore, United Arab Emirates, and Nigeria to support our operations. We believe that all of our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space as may be needed or extending terms when our current leases expire.
Oil and Natural Gas Reserves
The following table presents our estimated net proved oil and natural gas reserves at December 31, 2007, 2006 and 2005 and estimated future net revenues and cash flows attributable thereto. Our proved reserves for 2007, 2006 and 2005 were estimated by DeGolyer and MacNaughton, independent petroleum engineers. The oil and natural reserve information contained herein does not include the reserves owned by our equity-method investee, Beryl Oil and Gas L.P. (BOG), formerly known as Coldren Resources LP.

	As of December 31,
	2007	2006	2005
Total estimated net proved reserves:
Oil (Mbbls)	7,829	7,921	9,103
Natural gas (Mmcf)	35,260	35,641	23,688
Total (Mboe) (1)	13,706	13,861	13,051
Net proved developed reserves (4):
Oil (Mbbls)	6,493	6,709	7,554
Natural gas (Mmcf)	34,472	28,982	21,703
Total (Mboe) (1)	12,238	11,539	11,171
Estimated future net revenues before income taxes (in thousands) (2)	$584,508	$254,600	$441,550
Standardized measure of discounted future net cash flows (in thousands) (3)	$359,668	$178,741	$205,105

(1)	Barrel of oil equivalents (boe) are determined using the ratio of 6 thousand cubic feet (mcf) of natural gas to 1 barrel (bbl) of oil or condensate. Mboe, mbbls and mmcf mean a thousand boe, a thousand bbl and a million cubic feet, respectively.

(2)	The December 31, 2007 amount was estimated by DeGolyer and MacNaughton using a period-end crude New York Mercantile Exchange (NYMEX) price of $95.98 per bbl for oil and a NYMEX gas price of $7.48 per million British Thermal units for natural gas, and price differentials provided by us. The December 31, 2006 amount was also estimated by DeGolyer and MacNaughton using a period-end crude NYMEX price of $61.05 per bbl for oil and a NYMEX gas price of $5.64 per million British Thermal units for natural gas, and price differentials provided by us. The December 31, 2005 amount was also estimated by DeGolyer and MacNaughton using a period-end crude NYMEX price of $61.04 per bbl for oil and a NYMEX gas price of $9.44 per million British Thermal units for natural gas, and price differentials provided by us. Net revenues as they appear in the table are defined as gross revenue, less production taxes, operating expenses, royalties and capital costs.

(3)	The standardized measure of discounted future net cash flows, calculated by us, represents the present value of future cash flows after income tax discounted at 10%.

(4)	Net proved developed non-producing reserves at December 31, 2007 were 3,070 mbbls (39% of total net proved oil reserves) and 23,112 mmcf (66% of total net proved gas reserves). Net proved undeveloped reserves as of December 31, 2007 were 1,336 mbbls (17% of total net proved oil reserves) and 518 mmcf (1% of total net proved gas reserves).

Since January 1, 2005, no crude oil or natural gas reserve information has been filed with, or included in any report to any federal authority or agency other than the SEC and the Energy Information Administration (EIA). The Company files Form 23, including reserve and other information with the EIA.
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
Productive Wells Summary
The following table presents our ownership of productive oil and natural gas wells as of December 31, 2007. Productive wells consist of producing wells and wells capable of production. 14 gross oil wells and 5 gross natural gas wells have dual completions. In the table, “gross” refers to the total wells in which we own an interest and “net” refers to the sum of fractional interests owned in gross wells.

	Total
	Productive Wells
	Gross	Net
Oil	285.00	272.85
Natural gas	50.00	33.32

Total	335.00	306.17

As of December 31, 2007, approximately 149 of our gross wells were actually producing. Due to the maturity of our properties, a number of our productive wells are not able to produce on a regular basis or without incurring significant additional costs. Accordingly, they may never actually produce.

Acreage
The following table sets forth information as of December 31, 2007 relating to acreage held by us. Developed acreage is assigned to productive wells.

	Gross	Net
	Acreage	Acreage
Developed	131,550	96,535
Undeveloped	5,731	3,231

Total	137,281	99,766

Drilling Activity
The following table shows our drilling activity for the years ended December 31, 2007, 2006 and 2005. We did not drill any exploratory wells during the periods covered by the table. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to the gross wells multiplied by our working interest in these wells. Well activity refers to the number of wells completed during a fiscal year, regardless of when drilling first commenced. For this table, “completed” refers to the installation of permanent equipment for the production of oil and gas.

	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	8.00	3.50	7.00	1.40	1.00	0.50
Non-productive	—	—	—	—	—	—

Total	8.00	3.50	7.00	1.40	1.00	0.50

These wells were proposed and drilled under the supervision of our exploitation partners.
Costs Incurred in Oil and Natural Gas Activities
The following table displays certain information regarding the costs incurred associated with finding, acquiring and developing our proved oil and natural gas reserves for the years ended December 31, 2007, 2006 and 2005 (in thousands).

	Years Ended December 31,
	2007	2006	2005
Acquisition of properties — proved	$12,126	$45,948	$9,015
Development costs	76,928	63,396	19,867

Total costs incurred	$89,054	$109,344	$28,882

Capitalized costs for oil and gas producing activities consist of the following (in thousands):

	2007	2006	2005
Proved properties	$78,344	$109,344	$28,882
Accumulated depreciation, depletion and amortization	(47,958)	(26,308)	(18,065)

Capitalized costs, net	$30,386	$83,036	$10,817

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
Item 1A. Risk Factors
You should carefully consider the following factors in addition to the other information contained in this Annual Report. The risks described below are the material risks that we have identified. There are many factors that affect our business and the results of our operations, many of which are beyond our control. In addition, they may not be the only material risks that we face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also impair our business operations. If any of these risks develop into actual events, it could materially and adversely affect our business, financial condition, results of operations and cash flows. If that occurred, the trading price of our common stock could decline and you could lose part or all of your investment.
We are subject to the cyclical nature of the oil and gas industry.
Demand for the majority of our oilfield services is substantially dependent on the level of expenditures by the oil and gas industry. This level of activity has traditionally been volatile as a result of sensitivities to oil and gas prices and generally dependent on the industry’s view of future oil and gas prices. The purchases of the products and services we provide are, to a substantial extent, deferrable in the event oil and gas companies reduce expenditures. Therefore, the willingness of our customers to make expenditures is critical to our operations. Oil and gas prices have historically been volatile and are affected by many factors, including the following:
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
Our non-United States revenues account for approximately 19%, 15% and 14% of our total revenues in 2007, 2006, and 2005, respectively. Our international operations are subject to a number of risks inherent in any business operating in foreign countries including, but not limited to the following:
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
Additionally, our competitiveness in international market areas may be adversely affected by regulations, including, but not limited to, the following:
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
We depend on significant customers.
We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. Shell accounted for approximately 11%, 12% and 10% of our total revenues in 2007, 2006, and 2005, respectively. Our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers could have a material adverse effect on our business and operations.
The terms of our contracts could expose us to unforeseen costs and costs not within our control.
Under fixed-price contracts, turnkey or modified turnkey contracts, we agree to perform the contract for a fixed-price or a defined scope of work and extra work, which is subject to customer approval, and is billed separately. As a result, we can improve our expected profit by superior contract performance, productivity, worker safety and other factors resulting in cost savings. However, we could incur cost overruns above the approved contract price, which may not be recoverable. Prices for these contracts are established based largely upon estimates and assumptions relating to project scope and specifications, personnel and material needs. These estimates and assumptions may prove inaccurate or conditions may change due to factors out of our control, resulting in cost overruns, which we may be required to absorb and could have a material adverse effect on our business, financial condition and results of our operations. In addition, our profits from these contracts could decrease and we could experience losses if we incur difficulties in performing the contracts or are unable to secure suitable commitments from our subcontractors and other suppliers. Many of these contracts require us to satisfy specified progress milestones or performance standards in order to receive a payment. Under these types of arrangements, we may incur significant costs for equipment, labor and supplies prior to receipt of payment. If the customer fails or refuses to pay us for any reason, there is no assurance we will be able to collect amounts due to us for costs previously incurred. In some cases, we may find it necessary to terminate subcontracts and we may incur costs or penalties for canceling our commitments to them. If we are unable to collect amounts owed to us under these contracts, we may be required to record a charge against previously recognized earnings related to the project, and our liquidity, financial condition and results of operations could be adversely affected.
Percentage-of- completion accounting for contract revenue may result in material adjustments.
We expect that in 2008 an increasing portion of our revenues will be recognized using the percentage-of- completion method of accounting. The percentage-of- completion accounting practices that we use result in our recognizing contract revenues and earnings ratably over the contract term based on the proportion of actual costs incurred to our estimated contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. We review our estimates of contract revenues, costs and profitability on a monthly basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of changes in cost estimates, change orders to the original contract, collection disputes with the customer on amounts invoiced or claims against the customer for extra work or increased cost due to customer-induced delays and other factors. Contract losses are recognized in the fiscal period when the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. No restatements are made to prior periods. As a result of the requirements of the percentage-of- completion method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several prior periods and later determine that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made, thereby eliminating all or a portion of any profits from other contracts that would have otherwise been reported in such period or even resulting in a loss being reported for such period.
The dangers inherent in our operations and the limits on insurance coverage could expose us to potentially significant liability costs and materially interfere with the performance of our operations.
Our operations are subject to numerous operating risks inherent in the oil and gas industry that could result in substantial losses. These risks include the following:
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
Any litigation arising from a catastrophic occurrence involving our services, equipment or oil and gas production operations could result in large claims for damages. The frequency and severity of such incidents affect our operating costs, insurability and relationships with customers, employees and regulators. Any increase in the frequency or severity of such incidents, or the general level of compensation awards with respect to such incidents, could affect our ability to obtain projects from oil and gas companies or insurance. We maintain several types of insurance to cover liabilities arising from our services, including onshore and offshore non-marine operations, as well as marine vessel operations. These policies include primary and excess umbrella liability policies with limits of $50 million dollars per occurrence, including sudden and accidental pollution incidents. We also maintain property insurance on our physical assets, including marine vessels and operating equipment. Successful claims for which we are not fully insured may adversely affect our working capital and profitability.
For our oil and gas operations, we maintain control of well, operators extra expense and pollution liability coverage, to include our liabilities under the federal Oil Pollution Act of 1990, or OPA. Limits maintained for well control incidents unrelated to windstorms are $50 million per occurrence. We have a limit of $100 million in the aggregate per policy year for named windstorm related events. The liability limit is $50 million per occurrence for non-well control events. We also maintain property insurance on our physical assets, including offshore production facilities and operating equipment. As a result of the losses caused by recent hurricanes in the Gulf of Mexico, we experienced substantial increases in our costs of insurance, as well as increased deductibles and self-insured retentions. Any significant uninsured losses could have a material adverse effect on our financial position, results of operations and cash flows.
The cost of many of the types of insurance coverage maintained by us has increased significantly during recent years and resulted in the retention of additional risk by us, primarily through higher insurance deductibles. Very few insurance underwriters offer certain types of insurance coverage maintained by us, and there can be no assurance that any particular type of insurance coverage will continue to be available in the future, that we will not accept retention of additional risk through higher insurance deductibles or otherwise, or that we will be able to purchase our desired level of insurance coverage at commercially feasible rates. Further, due to the losses as a result of hurricanes that occurred in the Gulf of Mexico in 2005 and 2004, we were not be able to obtain insurance coverage comparable with that of prior years, thus putting us at a greater risk of loss due to severe weather conditions especially with our oil and gas properties. In addition, costs have significantly increased for windstorm or hurricane coverage which also imposes higher deductibles and limits maximum aggregate recoveries. Any significant uninsured losses could have a material adverse effect on our financial position, results of operations and cash flows.
The occurrence of any of these risks could also subject us to clean-up obligations, regulatory investigation, penalties or suspension of operations. Further, our operations may be materially curtailed, delayed or canceled as a result of numerous factors, including the following:
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
The availability of markets and the volatility of product prices are beyond our control and represent a significant risk. The marketability of our production depends upon the availability and capacity of gas gathering systems, pipelines and processing facilities. The unavailability or lack of capacity of these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Our ability to market oil and gas also depends on other factors beyond our control, including the following:
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
Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds, plugging and abandonment and reports concerning operations. Federal and state laws that also require owners of non-producing wells to plug the well and remove all exposed piping and rigging before the well is permanently abandoned significantly affect the demand for our plug and abandonment services. A decrease in the level of enforcement of such laws and regulations in the future would adversely affect the demand for our services and products. In addition, demand for our services is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas in our areas of operations for economic, environmental or other policy reasons could also adversely affect our operations by limiting demand for our services.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information on properties is contained in Part I, Item 1 of this Form 10-K and in note 14 to our consolidated financial statements included in Part II, Item 8.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 4A. Executive Officers of Registrant
Terence E. Hall, age 62, has served as our Chairman of the Board and Chief Executive Officer and as a Director since December 1995. From December 1995 to November 2004, Mr. Hall also served as our President.
Kenneth L. Blanchard, age 58, has served as our President since November 2004, and as our Chief Operating Officer since June 2002. Mr. Blanchard also served as one of our Executive Vice Presidents from December 1995 to November 2004.
Robert S. Taylor, age 53, has served as our Chief Financial Officer since January 1996, as one of our Executive Vice Presidents since September 2004, and as our Treasurer since July 1999. He also served as one of our Vice Presidents from July 1999 to September 2004.
A. Patrick Bernard, age 50, has served as our Senior Executive Vice President of Operations since July 2006 and as one of our Executive Vice Presidents since September 2004. He served as one of our Vice Presidents from June 2003 until September 2004. From July 1999 until June 2003, Mr. Bernard served as the Chief Financial Officer of our wholly-owned subsidiary International Snubbing Services, L.L.C. and its predecessor company.
L. Guy Cook, III, age 39, has served as one of our Executive Vice Presidents since September 2004. He has also served as an Executive Vice President of our wholly-owned subsidiary Superior Energy Services, L.L.C. since May 2006, and previously as a Vice President of this subsidiary and its predecessor company since August 2000. He served as our Director of Investor Relations from April 1997 to February 2000 and was also responsible for integrating our acquisitions during that time.
Charles M. Hardy, age 62, was appointed as one of our Executive Vice Presidents in January 2008. He has served as Vice President and General Manager of our Marine Services division since May 2005, and previously as Vice President of Sales for this same division since August 2004. From July 2000 to July 2004, Mr. Hardy served as Vice President of Operations of Trico Marine Operators, Inc.
James A. Holleman, age 50, has served as one of our Executive Vice Presidents since September 2004. He served as one of our Vice Presidents from July 1999 to September 2004. Mr. Holleman has served as an Executive Vice President since May 2006, and previously as a Vice President since July 1999 of Superior Energy Services, L.L.C. From 1994 until July 1999, he served as the Chief Operating Officer of Cardinal Services, Inc., which we acquired in July 1999 and is the predecessor to Superior Energy Services, L.L.C.
Gregory L. Miller, age 50, has served as one of our Executive Vice Presidents since September 2004. He has also served as the President of our wholly-owned subsidiary SPN Resources, LLC, since April 2003. From January 1991 to April 2003, Mr. Miller served as President and Chief Executive Officer of Optimal Energy, Inc.
Danny R. Young, age 52, has served as one of our Executive Vice Presidents since September 2004. Since May 2006, Mr. Young has served as an Executive Vice President of Superior Energy Services, L.L.C. From January 2002 to May 2005, he served as Vice President of Health, Safety and Environment and Corporate Services of Superior Energy Services, L.L.C.
Patrick J. Zuber, age 47, was appointed as one of our Executive Vice Presidents in January 2008. He was employed with Weatherford International, Ltd. from June 1999 to December 2007, most recently serving as Vice President for the Middle East region since January 2007. From September 2005 to December 2007, Mr. Zuber served as Vice President for the Asia Pacific region. From March 2002 to August 2005, he served as General Manager for the Underbalanced Drilling Division for the Middle East and North Africa region.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Information
Our common stock trades on the New York Stock Exchange under the symbol “SPN.” The following table sets forth the high and low sales prices per share of common stock as reported for each fiscal quarter during the periods indicated.

	High	Low
2006
First Quarter	$27.61	$21.30
Second Quarter	35.87	26.21
Third Quarter	35.75	21.44
Fourth Quarter	36.48	24.04

2007
First Quarter	$36.15	$28.20
Second Quarter	41.78	34.35
Third Quarter	41.92	34.25
Fourth Quarter	37.95	31.57
As of February 18, 2008, there were 80,775,931, shares of our common stock outstanding, which were held by 207 record holders.
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
Issuer Purchases of Equity Securities
The following table provides information about our common stock repurchased and retired during the year ended December 31, 2007 in connection with our $350 million share repurchase program that will expire on December 31, 2009:

Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total Number of		Purchased as	Yet be
	Shares	Average Price	Part of Publicly	Purchased
Period	Purchased	Paid per Share	Announced Plan	Under the Plan
October 2007	1,000,000	$33.77	1,000,000	$316,200,000

Performance Graph
The following performance graph and related information shall not be deemed “solicitating material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Exchange Act of 1933 or Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.
The following graph compares the total stockholder return on our common stock for the last five years with the total return on the S&P 500 Stock Index and a Self-Determined Peer Group for the same period. The information in the graph is based on the assumption of a $100 investment on January 1, 2003 at closing prices on December 31, 2002.
The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to be a forecast or be indicative of possible future performance of our common stock.

	Years Ended December 31,
	2002	2003	2004	2005	2006	2007
Superior Energy Services, Inc.	$100	$115	$188	$257	$399	$420
S&P 500 Stock Index	$100	$129	$143	$150	$173	$183
Peer Group	$100	$109	$146	$222	$231	$311

NOTES:
•	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

•	The indexes are reweighted daily, using the market capitalization on the previous trading day.

•	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

•	The index level for all series was set to $100.00 on December 31, 2002.
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

	Years Ended December 31,
	2007	2006	2005	2004	2003
Revenues	$1,572,467	$1,093,821	$735,334	$564,339	$500,625
Income from operations	465,838	316,889	125,603	76,289	67,343
Net income	281,120	188,241	67,859	35,852	30,514
Net income per share:
Basic	3.47	2.36	0.87	0.48	0.41
Diluted	3.41	2.32	0.85	0.47	0.41
Total assets	2,257,249	1,874,478	1,097,250	1,003,913	832,863
Long-term debt, less current portion	711,151	711,505	216,596	244,906	255,516
Decommissioning liabilities, less current portion	88,158	87,046	107,641	90,430	18,756
Stockholders’ equity	980,679	710,688	524,374	433,879	368,129

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, including those disclosed in Part I, Item 1A. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.
Executive Summary
We are a leading provider of oilfield services and equipment focused on serving the drilling-related needs of oil and gas companies primarily through our rental tools segment, and the production-related needs of oil and gas companies through our well intervention, rental tools and marine segments. In recent years, we have expanded geographically into select domestic land and international market areas. We also own and operate, through our subsidiary SPN Resources, LLC, mature oil and gas properties in the Gulf of Mexico.
The financial performance of our various products and services are reported in four different segments – well intervention, rental tools, marine and oil and gas.
In February 2008, we entered into a purchase agreement to sell 75% of our interest in SPN Resources for approximately $165 million in cash, subject to certain conditions. The transaction is expected to close during the first quarter of 2008. We will retain the preferential rights on all service work and have agreed to perform, on a fixed price basis, the decommissioning work associated with oil and gas properties owned and operated by SPN Resources at closing.
Overview of our business segments
The well intervention segment consists of specialized down-hole services, which are both labor and equipment intensive. We offer a wide variety of services used to maintain, enhance and extend oil and gas production from mature wells. Four services – coiled tubing, electric line, hydraulic workover/snubbing and well control – each account for more than 10% of this segment’s revenue. While our gross margin percentage tends to be fairly consistent, special projects such as well control can directly increase the gross margin.
The rental tools segment is capital intensive with high margins as a result of relatively low operating costs. The largest fixed cost is depreciation as there is little labor associated with our rental tools businesses. The financial performance primarily is a function of changes in volume rather than pricing. Three rental products and their ancillary equipment – accommodations, drill pipe and stabilization tools – each account for more than 20% of this segment’s revenue.
The marine segment is comprised of our 27 rental liftboats. Operating costs of our liftboats are relatively fixed, and therefore, gross margin percentages vary significantly from quarter-to-quarter and year-to-year based on changes in dayrates and utilization levels. As an indication of this segment’s performance, gross margin for 2007 was 53% as compared to 60% in 2006 primarily due to decreases in dayrates and utilization across several of our liftboat classes.
Through our subsidiary SPN Resources, LLC, we acquire, manage and decommission mature properties on the Outer Continental Shelf of the Gulf of Mexico. As of December 31, 2007, we had interests in 31 offshore blocks containing 79 structures and approximately 149 producing wells. The main objective of this business segment is to provide additional opportunities for our products and services in the Gulf of Mexico, especially during cyclical and seasonal slower periods. Because of the fixed cost nature of our well intervention services, the incremental cost to work on mature properties is far less than it would be for traditional energy producers. This segment provides work for our Gulf of Mexico-based services, thereby increasing utilization of our own assets by deploying services on our own properties during periods of downtime.
The lease operating expenses for these types of properties are typically high because of the amount of well intervention service work required to enhance, maintain and extend production for mature properties. The gross margin is also a function of the age of these oil and gas properties.

Market drivers and conditions
The oil and gas industry remains highly cyclical and seasonal. Activity levels in our well intervention, marine and rental tools segments are driven primarily by traditional energy industry activity indicators, which include current and expected commodity prices, drilling rig counts, well completions and workover activity, geological characteristics of producing wells which determine the number of services required per well, oil and gas production levels, and customers’ spending allocated for drilling and production work, which is reflected in our customers’ operating expenses or capital expenditures.
Historical market indicators are listed below:

		%		%
	2007	Change	2006	Change	2005
Worldwide Rig Count (1)
U.S.	1,768	7%	1,648	19%	1,380
International (2)	1,005	9%	925	2%	908
Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$72.19	9%	$66.43	17%	$56.82
Natural Gas (Henry Hub)	$8.67	21%	$7.17	-21%	$9.06

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

(2)	Excludes Canada Rig Count
Factors impacting our 2007 financial performance
Several factors contributed to our financial performance in 2007. First, we continued to execute our long-term growth strategy of expanding geographically in an effort to reduce our dependency on a single geographic region, especially the Gulf of Mexico. As evidence of our successful execution of the diversification strategy, our non-Gulf of Mexico revenue was a record approximate $803 million, or 51% of our 2007 total revenue, as compared to approximately $439 million, or 40% of 2006 total revenue. Second, we experienced a significant increase in revenue from our domestic land markets, primarily due to acquisitions and capital expenditures. Third, average oil and natural gas prices increased over 2006 averages, which positively impacted customer spending as well as our financial performance in our oil and gas segment. Fourth, the average number of rigs drilling for oil and natural gas in domestic and international market areas increased 8% over 2006, which directly impacts demand for most of our rental tools and serves as a proxy for customer spending and activity levels on well intervention services. Fifth, we experienced a decrease in demand for liftboats and certain well intervention services in the Gulf of Mexico as construction, plug and abandonment, and other well intervention activity returned to more normal levels following a period of unprecedented demand in the aftermath of Hurricanes Katrina and Rita, which caused significant damage to oil and gas infrastructure in the Gulf of Mexico during the third quarter of 2005. Although significant work remains to remove downed and damaged platforms, the immediate needs of the industry to restore production have been largely met.
Geographically, our largest increase in revenue was from domestic land markets, which was approximately $504 million, or 32% of total revenue, as compared to approximately $270 million, or 25% of our total revenue in 2006. The two primary factors leading to this growth were acquisitions and capital expenditures. Starting with our acquisition of Warrior Energy Services, Inc. in December 2006, we made four acquisitions through December 31, 2007 of businesses with significant exposure to certain domestic land market areas. Warrior Energy Services, which was the largest of these acquisitions, continued an aggressive growth strategy in which it spent approximately $74 million to purchase coiled tubing spreads and electric line spreads. These acquisitions and subsequent capital expenditures contributed approximately $180 million in domestic land revenue in 2007.
International revenue was approximately $299 million, or 19% of total revenue, as compared to approximately $169 million, or 15% of total revenue in 2006. The primary reasons for the increase were an approximate $69 million increase in international revenue from our rental tools segment as a result of an increase in the international drilling rig count and our capital expenditures. In addition, international revenue from our well intervention segment increased from approximately $73 million to approximately $135 million in 2007 due primarily to our derrick barge charter and construction contracts and additional revenue from two of our core businesses — well control and hydraulic workover / snubbing.
Gulf of Mexico revenue was approximately $769 million or 49% of total revenue, as compared to $655 million, or 60% of total revenue in 2006. Gulf of Mexico revenue from our well intervention, rental tools and oil and gas segments increased approximately $125 million, which offset an approximate decrease of $11 million from the marine segment. Well intervention revenue from the Gulf of Mexico increased approximately $37 million, or 14% to approximately $303 million, primarily related to increases in hydraulic workover, snubbing and well control activity. Rental tools revenue from the Gulf of Mexico increased approximately $15 million, or 11% to approximately $152 million, as a result of increases in deepwater drilling activity, which lead to increases in drill pipe rentals. In addition, rentals of stabilizers, drill collars and connecting iron also increased.
Oil and gas revenue increased approximately $65 million, or 51% due to a 32% increase in barrels of oil and gas equivalent (boe) produced as well as a 7% increase in average realized prices. In 2006, shut-in production resulting from damage caused by the 2005 hurricane season did not fully return until the second quarter of 2006.
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
Revenue Recognition. Our products and services are generally sold based upon purchase orders or contracts with customers that include fixed or determinable prices. We recognize revenue when services or equipment are provided and collectibility is reasonably assured. We contract for marine, well intervention and environmental projects either on a day rate or turnkey basis, with a majority of our projects conducted on a day rate basis. Our rental tools are rented on a day rate basis, and revenue from the sale of equipment is recognized when the equipment is shipped. We are using the percentage-of-completion method for recognizing our revenues and related costs on our contract to construct a derrick barge for a third party. We are estimating the percentage complete utilizing engineering estimates and construction progress. We recognize oil and gas revenue from our interests in producing wells as the commodities are delivered, and the revenue is recorded net of royalties and hedge payments due or inclusive of hedge payments receivable.
Self-Insurance. We self-insure, through deductibles and retentions, up to certain levels for losses related to workers’ compensation, third party liability insurances, property damage, and group medical. With the growth of the Company, we have elected to retain more risk by increasing our self-insurance. We accrue for these liabilities based on estimates of the ultimate cost of claims incurred as of the balance sheet date. We regularly review our estimates of reported and unreported claims and provide for losses through reserves. We also have actuarial reviews our estimates for losses related to workers’ compensation and group medical on an annual basis. While we believe these estimates are reasonable based on the information available, our financial results could be impacted if litigation trends, claims settlement patterns and future inflation rates are different from our estimates. Although we believe adequate reserves have been provided for expected liabilities arising from our self-insured obligations, and we believe that we maintain adequate insurance coverage, we cannot assure that such coverage will adequately protect us against liability from all potential consequences.
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
Proved Reserve Estimates. Our reserve information is prepared by independent reserve engineers in accordance with guidelines established by the Securities and Exchange Commission. There are a number of uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control such as commodity pricing. Reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. In accordance with the Securities and Exchange Commission’s guidelines, we use prices and costs determined on the date of the actual estimate and a 10% discount rate to determine the present value of future net cash flow. Actual prices and costs may vary significantly, and the discount rate may or may not be appropriate based on outside economic conditions.
Comparison of the Results of Operations for the Years Ended December 31, 2007 and 2006
For the year ended December 31, 2007, our revenues were $1,572.5 million, resulting in net income of $281.1 million or $3.41 diluted earnings per share. Our net income includes a pre-tax gain of $7.5 million from the sale of a non-core rental tool business. For the year ended December 31, 2006, revenues were $1,093.8 million, and net income was $188.2 million or $2.32 diluted earnings per share. Net income for the year ended December 31, 2006 includes a pre-tax loss on early extinguishment of debt of $12.6 million. Revenue and gross margin were higher in the well intervention and rental tools segments as a result of increased production-related projects and drilling activity worldwide, recent acquisitions and continued expansion of our rental tool business. Both revenue and gross margin decreased in our marine segment due to lower utilization. Both revenue and gross margin in our oil and gas segment were significantly higher due to higher commodity prices and higher production as a portion of 2006 production was impacted by shut-in production due to Hurricanes Katrina and Rita.

The following table compares our operating results for the years ended December 31, 2007 and 2006. Gross margin is calculated by subtracting cost of services from revenue for each of our four business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s other three segments.

	Revenue			Gross Margin
	2007	2006	Change	2007	%	2006	%	Change

Well Intervention	$761,015	$469,110	$291,905	$341,197	45%	$199,479	43%	$141,718
Rental Tools	496,290	371,155	125,135	339,559	68%	255,257	69%	84,302
Marine	127,898	140,115	(12,217)	67,466	53%	83,926	60%	(16,460)
Oil and Gas	192,700	127,682	65,018	126,120	65%	57,654	45%	68,466
Less: Oil and Gas Elim.	(5,436)	(14,241)	8,805	—	—	—	—	—

Total	$1,572,467	$1,093,821	$478,646	$874,342	56%	$596,316	55%	$278,026

The following discussion analyzes our results on a segment basis.
Well Intervention Segment
Revenue for our well intervention segment was $761.0 million for the year ended December 31, 2007, as compared to $469.1 million for 2006. This segment’s gross margin percentage increased to 45% in 2007 from 43% in 2006. We experienced higher revenue for most of our production-related services. Approximately 60% of our increase in revenue is attributable to acquisition and disposition activities occurring late in 2006 and throughout 2007. An additional 20% of the increase in revenue is from a full year of activity related to the charter of a derrick barge as well as a contract to construct a derrick barge to be sold to a third party for approximately $53 million. The balance of the increase in revenue is attributable to increased well control and hydraulic workover services as production-related activity improved.
Rental Tools Segment
Revenue for our rental tools segment for 2007 was $496.3 million, a 34% increase over 2006. The gross margin percentage remained relatively constant at 68% in 2007 as compared to 69% in 2006. In 2007, we sold the assets of a non-core rental business. We experienced significant increases in revenue from our stabilizers, on-site accommodations, drill pipe and accessories, and drill collars. The increases are a result of recent acquisitions, expansion of rental products through capital expenditures, and increased activity worldwide. Our international revenue for the rental tools segment has increased 73% to approximately $163 million in 2007 over 2006. Our largest improvements were in the North Sea, South America and Africa market areas.
Marine Segment
Our marine segment revenue for the year ended December 31, 2007 decreased 9% from 2006 to $127.9 million. Likewise, gross margin for 2007 experienced a decrease of 20% from 2006 due to lower utilization. Due to the high fixed costs associated with this segment, gross margin decreases at an accelerated rate when revenue declines. The fleet’s average utilization decreased to approximately 71% in 2007 from 82% in 2006 due to increased idle days resulting from lower demand, inspections, maintenance and poor weather conditions in the Gulf of Mexico which prevent our liftboats from mobilizing in high seas. The fleet’s average dayrate increased approximately 4% to approximately $17,300 in 2007 from $16,600 in 2006.
Oil and Gas Segment
Oil and gas revenues were $192.7 million in the year ended December 31, 2007, as compared to $127.7 million in 2006. In 2007, production was approximately 3,305,000 boe, as compared to approximately 2,505,000 boe in 2006. The gross margin percentage increased to 65% in 2007 from 45% in 2006 due to increased production and commodity prices. In 2006, shut-in production resulting from damage caused by the 2005 hurricane season did not fully return until the second quarter of 2006.

Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $187.8 million in the year ended December 31, 2007 from $111.0 million in 2006. Approximately 40% of our increase in depreciation and amortization expense is attributable to acquisitions occurring late in 2006 and throughout 2007. An additional 36% increase in depletion and accretion is directly attributable to increased oil and gas production and capital expenditures in our oil and gas segment. The balance of the increase results from the depreciation associated with our 2007 and 2006 capital expenditures, primarily in the well intervention and rental tools segment.
General and Administrative Expenses
General and administrative expenses increased to $228.1 million for the year ended December 31, 2007 from $168.4 million in 2006. Approximately 50% of our increase in general and administrative expenses is attributable to acquisitions occurring late in 2006 and throughout 2007. The remainder of this increase was primarily attributable to increased expense related to our continued growth through expanding our geographic area of operations and acquisitions as well as increased incentive compensation expense due to our strong operating results. General and administrative expenses decreased to 14.5% of revenue for 2007 from 15.4% in 2006.
Comparison of the Results of Operations for the Years Ended December 31, 2006 and 2005
For the year ended December 31, 2006, our revenues were $1,093.8 million, resulting in net income of $188.2 million or $2.32 diluted earnings per share. Our net income includes a pre-tax loss on early extinguishment of debt of $12.6 million. For the year ended December 31, 2005, revenues were $735.3 million, and net income was $67.9 million or $0.85 diluted earnings per share. We experienced significantly higher revenues and gross margins for our well intervention, rental tools and marine segments due to higher pricing and utilization for most products and services offered. Factors driving our improved performance include higher commodity prices resulting in additional production and drilling-related activity worldwide, as well as demand for our services and liftboats that are necessary to assist in repair work needed as the result of the active Gulf of Mexico hurricane seasons of 2004 and 2005.
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
Well Intervention Segment
Revenue for our well intervention segment was $469.1 million for the year ended December 31, 2006, as compared to $339.6 million for 2005. This segment’s gross margin percentage increased to 43% in 2006 from 37% in 2005. We experienced higher revenue for most of our production-related services as activity levels increased significantly due to increased demand for production-related services and hurricane-related repair work in the Gulf of Mexico. As a measure of increased activity, our plug and abandonment crew count increased by approximately 49% over 2005 and our offshore mechanical wireline job count increased by approximately 11%. We also increased our revenues in domestic onshore markets and acquired Warrior Energy Services Corporation in December 2006 to further this expansion and strengthen this segment. Our mechanical wireline job count increased approximately 9% in domestic land market areas.
Rental Tools Segment
Revenue for our rental tools segment for 2006 was $371.2 million, a 52% increase over 2005.  The gross margin percentage increased to 69% in 2006 from 66% in 2005.  We experienced significant increases in revenue from our stabilizers, on-site accommodations, drill pipe and accessories, specialty tubulars and drill collars.  The increases are primarily the result of significant increases in activity in the Gulf of Mexico, domestic land markets, as well as our international expansion efforts.  Our rental revenue in the Gulf of Mexico increased 51% to approximately $136 million. Similarly, rental revenue from domestic land markets also increased significantly, 43%, to approximately $140 million. Our international revenue for the rental tools segment has increased 73% to approximately $95 million for 2006 over 2005.
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
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $111.0 million in the year ended December 31, 2006 from $89.3 million in 2005. Approximately 50% of the total increase is related to depletion and accretion directly attributable to increased oil and gas production. The balance of the increase results from the depreciation associated with our 2006 and 2005 capital expenditures, primarily in the rental tools segment.
General and Administrative Expenses
General and administrative expenses increased to $168.4 million for the year ended December 31, 2006 from $141.0 million in 2005. This increase was primarily attributable to increased expense related to our continued growth through expanding our geographic area of operations and acquisitions as well as increased incentive compensation expense due to our strong operating results. General and administrative expenses decreased to 15.4% of revenue for 2006 from 19.2% in 2005.
Liquidity and Capital Resources
In the year ended December 31, 2007, we generated net cash from operating activities of $530.5 million as compared to $280.2 million in 2006. Our primary liquidity needs are for working capital, capital expenditures, acquisitions and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $51.6 million at December 31, 2007 compared to $39.0 million at December 31, 2006.
We made approximately $410.5 million of capital expenditures during the year ended December 31, 2007, of which approximately $162.6 million was used to expand and maintain our rental tool equipment inventory. We also made $75.7 million of capital expenditures in our oil and gas segment and $155.5 million of capital expenditures to expand and maintain the asset base of our well intervention and marine segments. In addition, we made $16.7 million of capital expenditures on construction and improvements to our facilities.
In January 2007, we acquired Duffy & McGovern Accommodation Services Limited, a provider of offshore accommodation rentals operating in most deep water oil and gas territories with major operations in Europe, Africa, the Americas and South East Asia, for approximately $47.5 million in cash consideration. In April 2007, we also acquired Advanced Oilwell Services, Inc., a provider of cementing and pressure pumping services primarily operating in the East Texas region, for approximately $24.2 million in cash consideration. In August 2007, we sold the assets of a non-core rental tool business for approximately $16.3 million in cash and $2.0 million in a note receivable.
We have a $250 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At February 18, 2008, no amounts were outstanding under the bank credit facility, but we had approximately $98.6 million of letters of credit outstanding, which reduces our borrowing capacity under this credit facility. Borrowings under the credit facility bear interest at a LIBOR rate plus margins that depend on our leverage ratio. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens, incur additional indebtedness or assume additional decommissioning liabilities.
We have $15.8 million outstanding at December 31, 2007 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.
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
In October 2007, we repurchased and retired 1,000,000 shares of our outstanding common stock at an average price of $33.77 per share, or approximately $33.8 million in the aggregate, in connection with our $350 million share repurchase program that will expire on December 31, 2009.
The following table summarizes our contractual cash obligations and commercial commitments at December 31, 2007 (amounts in thousands) for our long-term debt (including estimated interest payments), decommissioning liabilities, operating leases and contractual obligations. The decommissioning liability amounts do not give any effect to our contractual right to receive amounts from third parties, which is approximately $30.2 million, when decommissioning operations are performed. The vessel construction obligation amounts do not give any effect to our contractual right to receive payments from a third-party customer, which is approximately $3.1 million. We do not have any other material obligations or commitments.

Description	2008	2009	2010	2011	2012	Thereafter

Long-term debt, including estimated interest payments	$28,440	$28,388	$28,336	$27,783	$27,231	$818,347
Decommissioning liabilities	36,812	2,475	10,668	29,992	6,659	38,364
Operating leases	14,800	7,167	4,018	2,774	1,221	15,253
Vessel Construction	39,750	—	—	—	—	—

Total	$119,802	$38,030	$43,022	$60,549	$35,111	$871,964

We have no off-balance sheet arrangements other than our potential additional consideration that may be payable as a result of the future operating performances of our acquisitions. At December 31, 2007, the maximum additional consideration payable for our prior acquisitions was approximately $29.5 million. These amounts are not classified as liabilities under current generally accepted accounting principles and are not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.
We currently believe that we will make approximately $437 million of capital expenditures, excluding acquisitions and targeted asset purchases, during 2008 to expand our rental tool asset base, add new coiled tubing and electric-line units, complete construction on our derrick barge and perform workovers on SPN Resources’ oil and gas properties. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

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
In February 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 159 (FAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We believe the adoption of FAS No. 159 will not have a material impact on our results of operations and financial position.
In December 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 141(R) (FAS No. 141(R)), “Business Combinations (as amended).” FAS No. 141(R) requires an acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date fair value. Additionally, contingent consideration and contractual contingencies shall be measured at acquisition date fair value. FAS No. 141(R) also requires an acquirer to disclose all of the information users may need to evaluate and understand the nature and financial effect of the business combination. Such information includes, among other things, a description of the factors comprising goodwill recognized in the transaction, the acquisition date fair value of the consideration, including contingent consideration, amounts recognized at the acquisition date for each major class of assets acquired and liabilities assumed, transactions not considered to be part of the business combination (i.e., separate transactions), and acquisition-related costs. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for any acquisitions closed on or after January 1, 2009 for the Company), and early adoption is not permitted. While we do not expect the adoption of FAS No. 141(R) to have a material impact on our results of operations and financial position for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for acquisitions closed on or after January 1, 2009.

In December 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 160 (FAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that FAS No. 160 will have on our results of operations and financial position.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks associated with foreign currency fluctuations and changes in interest rates. A discussion of our market risk exposure in financial instruments follows.
Foreign Currency Exchange Rates
Because we operate in a number of countries throughout the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for our international operations, other than our operations in the United Kingdom and the Netherlands, is the U.S. dollar, but a portion of the revenues from our foreign operations is paid in foreign currencies. The effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations are also generally denominated in the same currency. We continually monitor the currency exchange risks associated with all contracts not denominated in the U.S. dollar. Any gains or losses associated with such fluctuations have not been material.
We do not hold any foreign currency exchange forward contracts and/or currency options. We have not made use of derivative financial instruments to manage risks associated with existing or anticipated transactions. We do not hold derivatives for trading purposes or use derivatives with complex features. Assets and liabilities of our subsidiaries in the United Kingdom and the Netherlands are translated at current exchange rates, while income and expense are translated at average rates for the period. Translation gains and losses are reported as the foreign currency translation component of accumulated other comprehensive income in stockholders’ equity.
Interest Rates
At December 31, 2007, none of our outstanding long-term debt had variable interest rates, and we had no interest rate risks at that time.
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
Each $1,000 of principal amount of the notes is initially exchangeable into 21.9414 shares of our common stock, subject to adjustment upon the occurrence of specified events. Holders of the notes may exchange their notes prior to maturity only if (1) the price of our common stock reaches 135% of the applicable exchange rate during certain periods of time specified in the notes; (2) specified corporate transactions occur; (3) the notes have been called for redemption; or (4) the trading price of the notes falls below a certain threshold. In addition, in the event of a fundamental change in our corporate ownership or structure, the holders may require us to repurchase all or any portion of the notes for 100% of the principal amount.

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
For additional discussion of the notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7.
Commodity Price Risk
Our revenues, profitability and future rate of growth partially depends upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.
We have used derivative commodity instruments to manage commodity price risks associated with future oil production. We have not hedged any of our natural gas production. Our hedging contracts for a portion of our oil production expired on August 31, 2006, and there are no outstanding contracts as of December 31, 2007 or as of the date of this Form 10-K.

Item 8. Financial Statements and Supplementary Data
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, and for performing an assessment of the effectiveness of internal control over our financial reporting as of December 31, 2007. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Our management, including our principal executive officer and principal financial officer, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under the criteria in “Internal Control – Integrated Framework,” our management determined that our internal control over financial reporting was effective as of December 31, 2007.
Our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Superior Energy Services, Inc.:
We have audited the accompanying consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule, “Valuation and Qualifying Accounts” for the years ended December 31, 2007, 2006, and 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Energy Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Superior Energy Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
          KPMG LLP
New Orleans, Louisiana
February 28, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Superior Energy Services, Inc.:
We have audited Superior Energy Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Superior Energy Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Superior Energy Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Superior Energy Services, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.
          KPMG, LLP
New Orleans, Louisiana
February 28, 2008

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006
(in thousands, except share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$51,649	$38,970
Accounts receivable, net of allowance for doubtful accounts of $16,742 and $17,419 at December 31, 2007 and 2006, respectively	343,334	303,800
Income taxes receivable	—	2,630
Current portion of notes receivable	15,584	14,824
Prepaid expenses	19,641	17,782
Other current assets	40,797	41,781

Total current assets	471,005	419,787

Property, plant and equipment, net	878,352	626,558
Oil and gas assets, net, under the successful efforts method of accounting	208,056	177,670
Goodwill	484,594	444,687
Notes receivable	16,732	16,137
Equity-method investments	56,961	64,603
Intangible and other long-term assets, net	141,549	125,036

Total assets	$2,257,249	$1,874,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,510	$65,451
Accrued expenses	177,779	137,164
Income taxes payable	7,520	—
Current portion of decommissioning liabilities	36,812	35,150
Current maturities of long-term debt	810	810

Total current liabilities	292,431	238,575

Deferred income taxes	163,338	112,011
Decommissioning liabilities	88,158	87,046
Long-term debt	711,151	711,505
Other long-term liabilities	21,492	14,653
Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $0.001 par value. Authorized, 125,000,000 shares; issued and outstanding 80,671,650 and 80,617,337 shares at December 31, 2007 and 2006, respectively	81	81
Additional paid in capital	401,455	411,374
Accumulated other comprehensive income, net	9,078	10,288
Retained earnings	570,065	288,945

Total stockholders’ equity	980,679	710,688

Total liabilities and stockholders’ equity	$2,257,249	$1,874,478

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2007, 2006 and 2005
(in thousands, except per share data)

	2007	2006	2005
Oilfield service and rental revenues	$1,379,767	$966,139	$656,423
Oil and gas revenues	192,700	127,682	78,911

Total revenues	1,572,467	1,093,821	735,334

Cost of oilfield services and rentals	631,545	427,477	330,200
Cost of oil and gas sales	66,580	70,028	45,804

Total cost of services, rentals and sales	698,125	497,505	376,004

Depreciation, depletion, amortization and accretion	187,841	111,011	89,288
General and administrative expenses	228,146	168,416	140,989
Reduction in value of assets	—	—	6,994
Gain on sale business	7,483	—	3,544

Income from operations	465,838	316,889	125,603

Other income (expense):
Interest expense, net of amounts capitalized	(33,257)	(22,950)	(21,862)
Interest income	2,851	4,612	2,201
Loss on early extinguishment of debt	—	(12,596)	—
Earnings (losses) from equity-method investments	(2,940)	5,891	1,339
Reduction in value of equity-method investment	—	—	(1,250)

Income before income taxes	432,492	291,846	106,031
Income taxes	151,372	103,605	38,172

Net income	$281,120	$188,241	$67,859

Basic earnings per share	$3.47	$2.36	$0.87

Diluted earnings per share	$3.41	$2.32	$0.85

Weighted average common shares used in computing earnings per share:
Basic	80,973	79,801	78,321
Incremental common shares from stock options	1,358	1,451	1,394
Incremental common shares from restricted stock units	58	37	20

Diluted	82,389	81,289	79,735

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005
(in thousands, except share data)

						Accumulated
	Preferred		Common		Additional	other
	stock	Preferred	stock	Common	paid-in	comprehensive	Retained
	shares	stock	shares	stock	capital	income (loss), net	earnings	Total

Balances, December 31, 2004	—	$—	76,766,303	$77	$398,073	$2,884	$32,845	$433,879
Comprehensive income:
Net income	—	—	—	—	—	—	67,859	67,859
Other comprehensive income - Changes in fair value of hedging positions, net of tax	—	—	—	—	—	(5,138)	—	(5,138)
Foreign currency translation adjustment	—	—	—	—	—	(2,662)	—	(2,662)

Total comprehensive income	—	—	—	—	—	(7,800)	67,859	60,059
Grant of restricted stock units	—	—	—	—	158	—	—	158
Grant of restricted stock	—	—	24,000	—	178	—	—	178
Exercise of stock options	—	—	2,709,624	2	18,157	—	—	18,159
Tax benefit from stock options	—	—	—	—	11,941	—	—	11,941

Balances, December 31, 2005	—	—	79,499,927	79	428,507	(4,916)	100,704	524,374
Comprehensive income:
Net income	—	—	—	—	—	—	188,241	188,241
Other comprehensive income - Changes in fair value of hedging positions, net of tax	—	—	—	—	—	6,799	—	6,799
Foreign currency translation adjustment	—	—	—	—	—	8,405	—	8,405

Total comprehensive income	—	—	—	—	—	15,204	188,241	203,445
Grant of restricted stock units	—	—	—	—	542	—	—	542
Grant of restricted stock, net of forfeitures	—	—	242,775	—	986	—	—	986
Exercise of stock options	—	—	244,047	1	2,802	—	—	2,803
Tax benefit from stock options	—	—	—	—	1,429	—	—	1,429
Stock option compensation expense	—	—	—	—	847	—	—	847
Issuance of common stock in connection with acquisition of Warrior Energy Services Corporation	—	—	5,369,888	5	136,336	—	—	136,341
Shares repurchased and retired	—	—	(4,739,300)	(4)	(159,995)	—	—	(159,999)
Purchase of common stock call options related to exchangeable notes, net of tax benefit of $35,520	—	—	—	—	(60,480)	—	—	(60,480)
Sale of common stock warrant related to exchangeable notes	—	—	—	—	60,400	—	—	60,400

Balances, December 31, 2006	—	$—	80,617,337	$81	$411,374	$10,288	$288,945	$710,688
See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Years Ended December 31, 2007, 2006 and 2005
(in thousands, except share data)

						Accumulated
	Preferred		Common		Additional	other
	stock	Preferred	stock	Common	paid-in	comprehensive	Retained
	shares	stock	shares	stock	capital	income (loss), net	earnings	Total

Balances, December 31, 2006	—	$—	80,617,337	$81	$411,374	$10,288	$288,945	$710,688
Comprehensive income:
Net income	—	—	—	—	—	—	281,120	281,120
Other comprehensive income - Changes in fair value of equity-method hedging positions, net of tax	—	—	—	—	—	(2,580)	—	(2,580)
Foreign currency translation adjustment	—	—	—	—	—	1,370	—	1,370

Total comprehensive income	—	—	—	—	—	(1,210)	281,120	279,910
Grant of restricted stock units	—	—	—	—	840	—	—	840
Grant of restricted stock, net of forfeitures	—	—	160,234	—	2,685	—	—	2,685
Exercise of stock options	—	—	867,916	1	8,439	—	—	8,440
Tax benefit from stock options	—	—	—	—	9,408	—	—	9,408
Stock option compensation expense	—	—	—	—	1,529	—	—	1,529
Shares issued under Employee Stock Purchase Plan	—	—	26,163	—	949	—	—	949
Shares repurchased and retired	—	—	(1,000,000)	(1)	(33,769)	—	—	(33,770)

Balances, December 31, 2007	—	$—	80,671,650	$81	$401,455	$9,078	$570,065	$980,679

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$281,120	$188,241	$67,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	187,841	111,011	89,288
Deferred income taxes	61,774	15,663	442
Stock-based and performance share unit compensation expense	12,549	6,159	1,404
Reduction in value of assets and equity-method investment	—	—	8,244
(Earnings) losses from equity-method investments	2,940	(5,891)	(1,339)
Write-off of debt acquisition costs	—	2,817	—
Amortization of debt acquisition costs and note discount	3,518	1,321	1,127
Gain on sale of business	(7,483)	—	(3,544)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(25,361)	(88,298)	(32,095)
Accounts payable	(7,036)	7,259	5,696
Accrued expenses	7,591	43,379	15,530
Decommissioning liabilities	(2,769)	(2,255)	(8,772)
Income taxes	8,524	(13,084)	26,137
Other, net	7,264	13,892	(11,598)

Net cash provided by operating activities	530,472	280,214	158,379

Cash flows from investing activities:
Payments for capital expenditures	(410,518)	(242,936)	(125,166)
Acquisitions of businesses, net of cash acquired	(110,973)	(239,339)	(6,435)
Acquisitions of oil and gas properties, net of cash acquired	(8,000)	(46,631)	3,686
Cash proceeds from sale of business, net of cash sold	18,100	18,343	19,588
Cash contributed to equity-method investment	—	(57,781)	—
Cash proceeds from sale of equity-method investment	—	—	12,489
Other	9,091	(13,634)	(1,097)

Net cash used in investing activities	(502,300)	(581,978)	(96,935)

Cash flows from financing activities:
Proceeds from long-term debt	—	695,467	—
Principal payments on long-term debt	(810)	(200,810)	(39,310)
Payment of debt acquisition costs	(83)	(18,357)	(439)
Purchase of common stock call options related to exchangeable notes	—	(96,000)	—
Sale of common stock warrants related to exchangeable notes	—	60,400	—
Proceeds from exercise of stock options	8,440	2,803	18,161
Tax benefit from exercise of stock options	9,408	1,429	—
Proceeds from issuance of stock through employee benefit plans	806	—	—
Purchase and retirement of stock	(33,770)	(159,999)	—

Net cash provided by (used in) financing activities	(16,009)	284,933	(21,588)

Effect of exchange rate changes in cash	516	1,344	(680)

Net increase (decrease) in cash and cash equivalents	12,679	(15,487)	39,176
Cash and cash equivalents at beginning of year	38,970	54,457	15,281

Cash and cash equivalents at end of year	$51,649	$38,970	$54,457

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(1) Summary of Significant Accounting Policies
(a)	Basis of Presentation

The consolidated financial statements include the accounts of Superior Energy Services, Inc. and subsidiaries (the Company). All significant intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the 2007 presentation.

(b)	Business

The Company is a leading provider of specialized oilfield services and equipment focusing on serving the production-related and drilling-related needs of oil and gas companies. The Company provides most of the services, tools and liftboats necessary to maintain, enhance and extend producing wells, as well as plug and abandonment services at the end of their life cycle.

The Company also acquires oil and gas properties in order to provide additional opportunities for its well intervention operations in the Gulf of Mexico. The Company acquires and produces oil and gas properties, provides various production-related services to the properties and decommissions and abandons the properties (see note 19).

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

The market for the Company’s services and products is the offshore and onshore oil and gas industry in the United States and select international market areas. Oil and gas companies make capital expenditures on exploration, drilling and production operations. The level of these expenditures has been characterized by significant volatility.

The Company derives a large amount of revenue from a small number of major and independent oil and gas companies. In 2007, 2006 and 2005, Shell accounted for approximately 11%, 12% and 10%, respectively, of total revenue, primarily related to our oil and gas and rental tools segments. The Company’s inability to continue to perform services for a number of large existing customers, if not offset by sales to new or existing customers, could have a material adverse effect on the Company’s business and financial condition.

(e)	Cash Equivalents

The Company considers all short-term investments with a maturity of 90 days or less to be cash equivalents.

(f)	Accounts Receivable and Allowances

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for estimated uncollectible receivables including bad debts and other items. The allowance for doubtful accounts is based on the Company’s best estimate of probable uncollectible amounts in existing accounts receivable. The Company determines the allowance based on historical write-off experience and specific identification.

(g)	Other Current Assets

Other current assets include approximately $26.9 million and $14.7 million of raw materials and supplies at December 31, 2007 and 2006, respectively. Raw materials and supplies consist principally of products which are consumed in our services provided to customers, spare parts and supplies for equipment used in providing these services, and raw materials used for finished products. These supplies are stated at the lower of cost or market. Cost primarily represents invoiced costs. Cost is determined on an average cost basis for all other raw materials and supplies.

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

The Company capitalizes interest on the cost of major capital projects during the active construction period. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company capitalized approximately $1.5 million, $0.9 million and $0.5 million in 2007, 2006 and 2005, respectively, of interest for various capital projects.

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

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 (FAS No. 142), “Goodwill and Other Intangible Assets.” FAS No. 142 requires that goodwill as well as other intangible assets with indefinite lives no longer be amortized, but instead tested annually for impairment. To test for impairment, the Company identifies its reporting units (which are consistent with the Company’s reportable segments) and determines the carrying value of each reporting unit by assigning the assets and liabilities, including goodwill and intangible assets, to the reporting units. The Company then estimates the fair value of each reporting unit and compares it to the reporting unit’s carrying value. Based on this test, the fair values of the reporting units exceeded the carrying amounts. No impairment loss was recognized in the years ended December 31, 2007, 2006 or 2005 under this method. However, in 2005 the Company reduced the value of goodwill by approximately $3.8 million to approximate the sales price of its environmental subsidiary, which was sold in 2006 (see notes 4 and 11). Goodwill increased by approximately $29.0 million in 2007 as a result of the Company’s business acquisition and disposition activity during the year. Goodwill also increased approximately $9.6 million related to the 2006 acquisition of Warrior Energy Services Corporation as the Company finalized the initial valuation of the acquired assets and liabilities. Additionally, goodwill increased in 2007 by approximately $0.7 million as the result of changes in foreign currency exchange rates and approximately $0.6 million as a result of additional consideration paid for a prior acquisition. Goodwill has been allocated to the Company’s reportable segments as follows: $329.7 million to the well intervention segment; $143.7 million to the rental tools segment; and $11.2 million to the marine segment.

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

(k)	Intangible and Other Long-Term Assets

Intangible and other long-term assets consist of the following at December 31, 2007 and 2006 (amounts in thousands):

	December 31, 2007			December 31, 2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance
Customer relationships	$108,561	$(7,024)	$101,537	$88,360	$(451)	$87,909
Tradenames	15,766	(896)	14,870	12,788	(116)	12,672
Non-compete agreements	1,375	(457)	918	500	(70)	430
Debt acquisition costs	19,896	(3,572)	16,324	19,813	(378)	19,435
Deferred compensation plan assets	7,611	—	7,611	4,265	—	4,265
Other	481	(192)	289	444	(119)	325

Total	$153,690	$(12,141)	$141,549	$126,170	$(1,134)	$125,036

Customer relationships, tradenames, and non-compete agreements are amortized using the straight-line method over the life of the related asset with weighted average useful lives of 15 years, 18 years, and 3 years, respectively. Debt acquisition costs are amortized primarily using the effective interest method over the life of the related debt agreements with a weighted average useful life of 7 years. Amortization expense was approximately $7.8 million, $0.6 million, and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated annual amortization will be approximately $9 million for each of the next five years, excluding the effects of any acquisitions or dispositions subsequent to December 31, 2007.

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

The following table summarizes the activity for the Company’s decommissioning liability for the years ended December 31, 2007 and 2006 (amounts in thousands):

	Year Ended December 31,
	2007	2006
Decommissioning liabilities, beginning of period	$122,196	$121,909
Liabilities acquired and incurred	300	3,554
Liabilities settled	(2,769)	(2,255)
Accretion	4,438	4,866
Revision in estimated liabilities	805	(5,878)

Total decommissioning liabilities, end of period	124,970	122,196
Less: current portion	36,812	35,150

Decommissioning liabilities	$88,158	$87,046

(m)	Revenue Recognition

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

(n)	Taxes Collected from Customers

Pursuant to Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”, the Company elected to net taxes collected from customers against those remitted to government authorities in the financial statements consistent with the historical presentation of this information.

(o)	Income Taxes

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

(p)	Earnings per Share

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

In connection with the Company’s outstanding senior exchangeable notes, there could be a dilutive effect on earnings per share if the price of the Company’s common stock exceeds the initial exchange price of $45.58 per share for a specified period of time. In the event the Company’s common stock exceeds $45.58 per share for a specified period of time, the first $1.00 the price exceeds $45.58 would cause a dilutive effect of approximately 188,400 shares. As the share price continues to increase, dilution would continue to occur but at a declining rate. The impact on the calculation of earnings per share varies depending on when during the quarter the $45.58 per share price is reached (see note 8).

(q)	Financial Instruments

The fair value of the Company’s financial instruments of cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company’s long-term debt is approximately $708.3 million at December 31, 2007.

(r)	Foreign Currency

Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated using the exchange rates in effect at the balance sheet dates, and the resulting translation adjustments are reported as accumulated other comprehensive income in the Company’s stockholders’ equity.

For non-U.S. subsidiaries where the functional currency is the U.S. dollar, financial statements are remeasured into U.S. dollars using the historical exchange rate for most of the long-term assets and liabilities and the balance sheet date exchange rate for most of the current assets and liabilities. An average exchange rate is used for each period for revenues and expenses. These transaction gains and losses, as well as any other transactions in a currency other than the functional currency, are included in general and administrative expenses in the consolidated statements of operations in the period in which the currency exchange rates change. The Company recorded approximately $0.5 million, $0.8 million, and $(0.2) million of these transaction (gains) losses in general and administrative expenses in the years ended December 31, 2007, 2006 and 2005, respectively.

(s)	Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (FAS No. 123(R)), “Share-Based Payment (as amended)” which requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The Company is using the modified prospective application method and, accordingly, financial statement amounts for prior periods presented in these financial statements have not been restated to reflect the fair value method of recognizing compensation costs relating to non-qualified stock options (see note 3).

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

(t)	Hedging Activities

The Company entered into hedging transactions in 2004 that expired on August 31, 2006 to secure a commodity price for a portion of its oil production and reduce its exposure to oil price fluctuations. The Company does not enter into derivative transactions for trading purposes. The Company used financially-settled crude oil swaps and zero-cost collars that provided floor and ceiling prices with varying upside price participation. The Company’s swaps and zero-cost collars were designated and accounted for as cash flow hedges. The Company has not hedged any of its natural gas production. The Company recognized the fair value of all derivative instruments as assets or liabilities on the balance sheet. Changes in the fair value of cash flow hedges, to the extent the hedge was effective, were recognized in other comprehensive income until the hedged item was settled and recorded in oil and gas revenues. For the years ended December 31, 2006 and 2005, hedging settlement payments reduced oil and gas revenues by approximately $13.8 million and $10.2 million respectively. The Company did not record any material gains or losses due to hedge ineffectiveness for these periods.

(u)	Other Comprehensive Income (Loss)

The following table reconciles the change in accumulated other comprehensive income (loss) for the years ended December 31, 2007 and 2006 (amounts in thousands):

	Year Ended December 31,
	2007	2006
Accumulated other comprehensive income (loss), net, December 31, 2006 and 2005, respectively	$10,288	$(4,916)
Other comprehensive income (loss), net of tax:
Hedging activities:
Reclassification adjustment for settled contracts, net of tax of $5,124 in 2006	—	8,726
Changes in fair value of outstanding hedging positions, net of tax of ($1,131) in 2006	—	(1,927)
Unrealized loss on equity-method investments’ hedging activities, net of tax of $1,515 in 2007	(2,580)	—
Foreign currency translation adjustment	1,370	8,405

Total other comprehensive (loss) income	(1,210)	15,204

Accumulated other comprehensive income, net, December 31, 2007 and 2006, respectively	$9,078	$10,288

(2) Supplemental Cash Flow Information
The following table includes the Company’s supplemental cash flow information for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands):

	2007	2006	2005
Cash paid for interest	$32,049	$32,295	$21,152

Cash paid for income taxes	$69,233	$100,431	$10,789

Details of business acquisitions:
Fair value of assets	$148,658	$460,771	$6,627
Fair value of liabilities	(32,757)	(76,887)	(31)
Note payable due on acquisition	(300)	—	—
Common stock issued	—	(136,341)	—

Cash paid	115,601	247,543	6,596
Less cash acquired	(4,628)	(8,204)	(161)

Net cash paid for acquisitions	$110,973	$239,339	$6,435

Details of oil and gas property acquisitions:
Fair value of assets received	$12,806	$50,350	$11,494
Fair value of assets disposed	(4,806)	—	—
Fair value of liabilities	—	(3,719)	(11,494)

Cash paid	8,000	46,631	—
Less cash acquired	—	—	(3,686)

Net cash paid for acquisitions	$8,000	$46,631	$(3,686)

Details of proceeds from sale of business:
Book value of assets	$12,617	$19,855	$16,044
Book value of liabilities	—	(1,168)	—
Note receivable due from sale	(2,000)	—	—
Gain on sale of business	7,483	—	3,544

Cash received	18,100	18,687	19,588
Less cash sold	—	(344)	—

Net cash proceeds from sale of subsidiary	$18,100	$18,343	$19,588

Non-cash investing activity:
Receivable from sale of affiliate	$—	$—	$1,305

Non-cash financing activity:
Deferred tax asset on purchase of common stock call options related to exchangeable notes	$—	$35,520	$—

(3) Stock-Based and Long-Term Compensation
The Company maintains the various incentive plans that provide long-term incentives to the Company’s key employees, including officers and directors, consultants and advisers (Eligible Participants). Under the various incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants. The Compensation Committee of the Company’s Board of Directors establishes the term and the exercise price of any stock options granted under the plans, provided the exercise price may not be less than the fair value of the common share on the date of grant.

Stock Options
The Company has granted non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. On December 6, 2007, the Company granted 157,035 non-qualified stock options from its 2005 Stock Incentive Plan under these same terms.
Beginning January 1, 2006, the Company adopted FAS No. 123(R) and began recognizing compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes-Merton option pricing model. With the adoption of FAS No. 123(R), the Company has contracted a third party to assist in the valuation of option grants. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the option. The following table presents the fair value of stock option grants made during the years ended December 31, 2007, 2006 and 2005 and the related assumptions used to calculate the fair value:

	Years Ended December 31,
	2007	2006	2005
	Actual	Actual	Pro Forma
Weighted-average fair value of grants	$14.34	$13.02	$7.47

Black-Scholes-Merton Assumptions:
Risk free interest rate	3.67%	4.57%	3.85%
Expected life (years)	5	5	6
Volatility	38.90%	44.36%	38.91%
Dividend yield	—	—	—
The Company’s compensation expense related to stock options for the years ended December 31, 2007 and 2006 was approximately $1.5 million and $0.8 million, respectively, which is reflected in general and administrative expenses. No compensation expense related to options was recorded during the year ended December 31, 2005.
The pro forma data presented below show the effects of stock option costs had they been expensed for the period ending December 31, 2005 (amounts are in thousands, except per share amounts):

2005
Net income, as reported	$67,859
Stock-based employee compensation expense, net of tax	(4,421)

Pro forma net income	$63,438

Basic earnings per share:
Earnings, as reported	$0.87
Stock-based employee compensation expense, net of tax	(0.06)

Pro forma earnings per share	$0.81

Diluted earnings per share:
Earnings, as reported	$0.85
Stock-based employee compensation expense, net of tax	(0.06)

Pro forma earnings per share	$0.79

The following table summarizes stock option activity for the years ended December 31, 2007, 2006 and 2005:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Option	Contractual	Value (in
	Options	Price	Term (in years)	thousands)
Outstanding at December 31, 2004	5,797,295	$8.43
Granted	863,500	$17.46
Exercised	(2,709,624)	$6.94
Forfeited	(57,538)	$10.23

Outstanding at December 31, 2005	3,893,633	$11.44
Granted	340,217	$29.00
Exercised	(244,047)	$11.48
Forfeited	(18,917)	$16.85

Outstanding at December 31, 2006	3,970,886	$12.91
Granted	157,035	$35.84
Exercised	(867,916)	$9.72
Forfeited	(2,333)	$9.20

Outstanding at December 31, 2007	3,257,672	$14.87	6.6	$64,075

Exercisable at December 31, 2007	2,873,821	$12.61	6.2	$62,738

Options expected to vest	383,851	$13.87	9.1	$1,337

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2007 and the option price, multiplied by the number of “in-the-money” options) that would have been received by the option holders if all the options had been exercised on December 31, 2007. The Company expects all of its remaining non-vested options to vest as they are primarily held by its officers and senior managers.
The total intrinsic value of options exercised during the year ended December 31, 2007 (the difference between the stock price upon exercise and the option price) was approximately $25.4 million. The Company received approximately $8.4 million and $2.8 million during the years ended December 31, 2007 and 2006, respectively, from employee stock option exercises. In accordance with FAS No. 123(R), the Company has reported the tax benefits of approximately $9.4 and $1.4 million from the exercise of stock options for the years ended December 31, 2007 and 2006, respectively, as financing cash flows. Prior to implementation of FAS No. 123(R), the Company reported the tax benefits from the exercise of stock options of approximately $11.9 million in operating cash flows for the year ended December 31, 2005.

A summary of information regarding stock options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of		Weighted Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Prices	Shares	Contractual Life	Price	Shares	Price

$4.75 - $5.75	20,000	1.5 years	$5.75	20,000	$5.75
$7.31 - $8.79	174,344	4.2 years	$8.37	174,344	$8.37
$9.10 - $9.90	508,876	4.0 years	$9.42	508,876	$9.42
$10.36 - $10.90	1,370,000	6.6 years	$10.66	1,370,000	$10.66
$12.45 - $17.46	687,200	7.4 years	$17.42	687,200	$17.43
$24.90 - $25.00	212,600	8.1 years	$24.99	70,869	$24.99
$35.60 - $35.70	127,617	9.0 years	$35.69	42,532	$35.69
$35.80 - $35.90	157,035	9.9 years	$35.84	—	$—
The following table summarizes non-vested stock option activity for the year ended December 31, 2007:

		Weighted
		Average
		Grant-
	Number of	Date Fair
	Options	Value
Non-vested at December 31, 2006	340,217	$13.02
Granted	157,035	$14.34
Vested	(113,401)	$13.02
Forfeited	—	$—

Non-vested at December 31, 2007	383,851	$13.87

As of December 31, 2007, there was approximately $4.4 million of unrecognized compensation expense related to non-vested stock options outstanding. The Company expects to recognize approximately $2.1 million, $1.5 million and $0.8 million of compensation expense during the years 2008, 2009 and 2010, respectively, for these non-vested stock options outstanding.
Restricted Stock
During the year ended December 31, 2007, the Company granted 165,467 shares of restricted stock to its employees. Restricted stock grants vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of restricted stock are entitled to all rights of a shareholder of the Company with respect to the restricted stock, including the right to vote the shares and receive all dividends and other distributions declared thereon. Compensation expense associated with restricted stock is measured based on the grant-date fair value of our common stock and is recognized on a straight-line basis over the vesting period. The Company’s compensation expense related to restricted stock outstanding for the years ended December 31, 2007, 2006 and 2005 was approximately $2.7 million, $1.0 million and $0.2 million, respectively, which is reflected in general and administrative expenses.

A summary of the status of restricted stock for the year ended December 31, 2007 is presented in the table below:

		Weighted
		Average Grant
	Number	Date Fair
	of Shares	Value
Non-vested at December 31, 2006	257,775	$30.78
Granted	165,467	$35.83
Vested	(40,835)	$24.48
Forfeited	(5,233)	$32.06

Non-vested at December 31, 2007	377,174	$33.67

As of December 31, 2007, there was approximately $10.0 million of unrecognized compensation expense related to non-vested restricted stock. The Company expects to recognize approximately $4.3 million, $3.7 million and $2.0 million during the years 2008, 2009 and 2010, respectively, for non-vested restricted stock.
Restricted Stock Units
In May 2007, the Company’s stockholders approved the Amended and Restated 2004 Directors Restricted Stock Units Plan. The plan provides that each non-employee director is granted a number of restricted stock units as designated by the Board of Directors, currently having an annual aggregate value of $140,000. The exact number of units is determined by dividing $140,000 by the fair market value of the Company’s common stock on the day of the annual stockholders’ meeting or a pro rata amount if the appointment occurs subsequent to the annual stockholders’ meeting. A restricted stock unit represents the right to receive from the Company, within 30 days of the date the participant ceases to serve on the Board, one share of the Company’s common stock. As a result of this plan, 58,368 restricted stock units were outstanding at December 31, 2007. The Company’s expense related to restricted stock units for the years ended December 31, 2007, 2006 and 2005 was approximately $1.0 million, $0.9 million and $0.2 million, respectively, which is reflected in general and administrative expenses.
A summary of the activity of restricted stock units for the year ended December 31, 2007 is presented in the table below:

	Number of	Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at December 31, 2006	37,482	$21.06
Granted	20,886	$40.22

Outstanding at December 31, 2007	58,368	$27.91

Performance Share Units
The Company grants performance share units (PSUs) to its key employees as part of the Company’s long-term incentive program. There is a three-year performance period associated with each PSU grant. The two performance measures applicable to all participants are the Company’s return on invested capital and total shareholder return relative to those of the Company’s pre-defined “peer group.” The PSUs provide for settlement in cash or up to 50% in equivalent value in the Company’s common stock, if the participant has met specified continued service requirements. At December 31, 2007, there were 188,359 PSUs outstanding (30,596, 32,112, 54,789 and 70,862 related to performance periods ending December 31, 2007, 2008, 2009 and 2010, respectively). The Company’s compensation expense related to all outstanding PSUs for the years ended December 31, 2007, 2006 and 2005 was approximately $7.2 million, $3.5 million and $1.0 million, respectively, which is reflected in general and administrative expenses. At December 31, 2007, the Company has recorded a liability of approximately $11.8 million for all outstanding PSUs which is reflected in accrued expenses and other long-term liabilities.
Employee Stock Purchase Plan
In 2007, the Company adopted an Employee Stock Purchase Plan (ESPP) and a Global Purchase Plan (GPP) under which 1,250,000 shares of common stock were reserved for issuance. Under the ESPP, each eligible employee may direct up to 20% of their salary to a maximum of $8,500 per year toward the purchase of the Company’s common stock at a 15% discount. In accordance with the GPP, the Company may reimburse certain eligible employees of the Company’s foreign subsidiaries for a portion of the purchase price of shares of the Company’s common stock that such employees may purchase on the open market. For the year ended December 31, 2007, 26,163 shares have been issued pursuant to the ESPP. The Company received $0.8 million related to shares issued under the ESPP for the year ended December 31, 2007. The Company recorded compensation expense of approximately $143,000 for year ended December 31, 2007 related to these stock purchase plans.
(4) Acquisitions and Dispositions
In August 2007, the Company sold the assets of a non-core rental tool business for approximately $16.3 million in cash and $2.0 million in a note receivable bearing interest at the prime rate and maturing in August 2010. As a result of this asset sale, the Company recorded a pre-tax gain of approximately $7.5 million. In conjunction with the sale, an additional $3.4 million will be payable to the Company if specified conditions are met as determined through August 2011.
In April 2007, the Company acquired Advanced Oilwell Services, Inc. (AOS) for approximately $24.2 million in cash consideration. Additional consideration of up to $7.4 million will be based upon the average earnings before interest, income taxes, depreciation and amortization expense over a three-year period. AOS is a provider of cementing and pressure pumping services primarily operating in the East Texas region. The acquisition has been accounted for as a purchase, and the results of operations have been included from the acquisition date. The pro forma effect of the operations of the acquisition was not material to the Consolidated Statements of Operations of the Company for 2007.
In January 2007, the Company acquired Duffy & McGovern Accommodation Services Limited (Duffy & McGovern) for approximately $47.5 million in cash consideration. Duffy & McGovern is a provider of offshore accommodation rentals operating in most deep water oil and gas territories with major operations in Europe, Africa, the Americas and South East Asia. The Company acquired Duffy & McGovern to further expand its rental tools segment internationally. The acquisition has been accounted for as a purchase, and the results of operations have been included from the acquisition date. The pro forma effect of the operations of the acquisition was not material to the Consolidated Statements of Operations of the Company for 2007.
On December 12, 2006, the Company completed its acquisition of Warrior Energy Services Corporation (Warrior) for a total purchase price of $374.1 million. The total consideration was comprised of cash payments of $237.8 million (including acquisition costs and repayment of Warrior’s debt) and equity consideration of $136.3 million (5,369,888 shares of common stock valued at $25.39 per share, the average closing market price per share for the five trading day period beginning two trading days before the merger announcement date of September 25, 2006). Warrior is an oil and gas services company that provides various well intervention services, including wireline, electric line, logging, perforating, mechanical services, pipe recovery, plug and abandonment and hydraulic workover services. Warrior’s operations are concentrated in the major onshore and offshore oil and gas producing areas of the United States. The Company acquired Warrior to further strengthen its well intervention operations in onshore locations. The assets and liabilities were valued at their estimated fair value as of the date of acquisition. The Company obtained a third party valuation to assist in the assessment of the fair value of Warrior’s assets and liabilities. The allocation of the purchase price and the valuation of the assets and liabilities were finalized during the 12 months following the acquisition date as information regarding taxes, litigation and other items became more discernible. The acquisition has been accounted for as a purchase, and the results of operations of Warrior have been included from the acquisition date.

In July 2006, Beryl Oil & Gas L.P. (BOG), formerly known as Coldren Resources LP, completed the acquisition from Noble Energy, Inc. (Noble) of substantially all of Noble’s offshore Gulf of Mexico shallow water oil and gas properties. The Company’s wholly-owned subsidiary SPN Resources, LLC (SPN Resources), acquired a 40% interest in BOG for an initial cash investment of $57.8 million. The Company’s investment in BOG is accounted for under the equity-method of accounting (see note 6). Amounts included in the pro forma information below contain the Company’s 40% ownership interest in the performance of the Noble properties prior to their acquisition by BOG in July 2006 and do not include general and administrative expenses associated with these oil and gas properties.
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
The Company made other business acquisitions, which were not significant on an individual basis, requiring aggregate cash consideration of $43.3 million in 2007 and $9.8 million in 2006. SPN Resources acquired additional oil and gas producing assets in December 2007 of approximately $12.8 million for $8.0 million in cash consideration and exchanged other oil and gas producing assets with a fair value and net book value of approximately $4.8 million. The Company sold the assets of its field management division in 2007 for approximately $1.8 million in cash. In conjunction with the sale of this division, an additional $0.5 million will be receivable by the Company if specific conditions are met as determined through 2008. Also, the Company sold its environmental subsidiary in 2006 for approximately $18.7 million in cash.
The following unaudited pro forma information for the year ended December 31, 2006 presents a summary of the consolidated results of operations as if the business acquisitions and disposition occurring during the year ended December 31, 2006, as described above, had occurred on January 1, 2006, with pro forma adjustments to give effect to depreciation, depletion, and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):

Year Ended
December 31,
2006
Revenues	$1,221,259

Net income	$206,286

Basic earnings per share	$2.57

Diluted earnings per share	$2.52

The above pro forma information is not necessarily indicative of the results of operations that would have been achieved had the acquisitions and disposition occurring during the year ended December 31, 2006 been effected on January 1, 2006.
Several of the Company’s prior business acquisitions require future payments if specific conditions are met. As of December 31, 2007, the maximum additional consideration payable was approximately $29.5 million, and will be determined and payable through 2012. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company’s financial statements until the amounts are fixed and determinable. When they are determined, they are capitalized as part of the purchase price of the related acquisition. In April 2007, the Company paid additional consideration of $0.6 million as a result of a prior acquisition.

(5) Property, Plant and Equipment
A summary of property, plant and equipment at December 31, 2007 and 2006 (in thousands) is as follows:

	2007	2006
Buildings, improvements and leasehold improvements	$64,459	$53,240
Marine vessels and equipment	224,856	217,422
Machinery and equipment	857,762	561,570
Automobiles, trucks, tractors and trailers	42,981	23,829
Furniture and fixtures	21,784	17,274
Construction-in-progress	73,762	48,274
Land	9,250	7,328

	1,294,854	928,937
Accumulated depreciation	(416,502)	(302,379)

Property, plant and equipment, net	$878,352	$626,558

Oil and gas assets	307,674	229,329
Accumulated depletion	(99,618)	(51,659)

Oil and gas assets, net, under the successful efforts method of accounting	$208,056	$177,670

The Company has approximately $13 million and $11 million of leasehold improvements at December 31, 2007 and 2006, respectively. These leasehold improvements are depreciated over the shorter of the life of the asset or the life of the lease using the straight-line method. Depreciation expense (excluding depletion, amortization and accretion) was approximately $121.3 million, $79.3 million and $68.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
(6) Equity-Method Investments
Investments in entities that are not controlled by the Company, but where the Company has the ability to exercise influence over the operations are accounted for using the equity-method. The Company’s share of the income or losses of these entities is reflected as earnings or losses from equity-method investments on its Consolidated Statements of Operations.
In May 2006, SPN Resources acquired a 40% interest in BOG. The Company made total cash contributions for its initial equity-method investment of approximately $57.8 million in 2006 and has not made additional contributions in 2007. The Company’s equity-method investment balance in BOG is approximately $56.0 million and $63.6 million at December 31, 2007 and 2006, respectively. The earnings (loss) from the equity-method investment in BOG was approximately ($3.0) million and $5.8 million for the years ended December 31, 2007 and 2006, respectively. BOG had total proved reserves of approximately 4,579 Mbbls of oil and 75,646 Mmcf of gas at December 31, 2007.
The Company provides operating and administrative support services to BOG and receives reimbursement for general and administrative and direct expenses incurred on behalf of BOG. The Company, where possible and at competitive rates, provides its products and services to assist BOG in producing and developing its oil and gas properties. At December 31, 2007 and 2006, the Company had receivables of approximately $1.9 million and $3.0 million, respectively, due from BOG. The Company reduced its general and administrative expenses by approximately $4.1 million and $1.7 million by the reimbursements due from BOG for 2007 and 2006, respectively. The Company also recorded revenue of approximately $8.0 million and $1.4 million from BOG in 2007 and 2006, respectively. The Company reduces its revenue and its investment in BOG for its 40% ownership when products and services are provided to and capitalized by BOG. The Company records these amounts in revenue as BOG records the related depreciation and depletion expenses. The Company recorded a net reduction to revenue and its investment in BOG of approximately $606,000 and $23,000 for the years ended December 31, 2007 and 2006, respectively, as a result of these adjustments.
Also included in equity-method investments at December 31, 2007 and 2006 is approximately a $1.0 million investment for a 50% ownership in a company that owns an airplane. Earnings from this equity-method investment were approximately $11,000, $23,000 and $9,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company recorded approximately $208,000, $227,000 and $195,000 in expense to lease the airplane from this company for the years ended December 31, 2007, 2006 and 2005, respectively.
In 2005, the Company sold its equity-method investment in a rental tool company. The Company received approximately $12.5 million in cash in 2005 and $1.0 million in 2007 as a result of the sale. The Company reduced the value of this investment by approximately $1.3 million during 2005 in anticipation of this sale.
(7) Construction Contract
In July 2006, the Company contracted to construct a derrick barge that will be sold to a third party for approximately $53.1 million. The contract to construct the derrick barge to the customer’s specifications is accounted for on the percentage-of-completion method utilizing engineering estimates and construction progress. This methodology requires the Company to make estimates regarding the progress against the project schedule and estimated completion date, both of which impact the amount of revenue and gross margin the Company recognizes in each reporting period. Contract costs primarily include sub-contract and program management costs. Provisions for any anticipated losses will be recorded in full when such losses become evident. Included in accrued expenses at December 31, 2007 and 2006 is approximately $25.0 million and $12.3 million, respectively, of billings in excess of costs and estimated earnings related to this contract.
On December 31, 2007, the Company’s wholly-owned subsidiary, Wild Well Control, Inc. (Wild Well), entered into contractual arrangements pursuant to which it will decommission seven downed oil and gas platforms and related well facilities located offshore in the Gulf of Mexico for a fixed sum of $750 million, which is payable in installments upon the completion of specified portions of work. The contract contains certain covenants primarily related to Wild Well’s performance of the work. The work is expected to take approximately three years to complete and will commence in the first quarter of 2008. The contract will be accounted for using the percentage-of-completion method. The Company will measure progress on this contract based on the ratio of costs incurred to total estimated costs.
(8) Long-Term Debt
The Company’s long-term debt as of December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Senior Notes — interest payable semiannually at 6.875%, due June 2014	$300,000	$300,000
Discount on 6.875% Senior Notes	(3,825)	(4,281)
Senior Exchangeable Notes — interest payable semiannually at 1.5% until December 2011 and 1.25% thereafter, due December 2026	400,000	400,000
U.S. Government guaranteed long-term financing — interest payable semianually at 6.45%, due in semiannual installments through June 2027	15,786	16,596
Revolver — interest payable monthly at floating rate, due in June 2011	—	—

	711,961	712,315
Less current portion	810	810

Long-term debt	$711,151	$711,505

The Company has a $250 million bank revolving credit facility. Any balance outstanding on the revolving credit facility is due on June 14, 2011. At December 31, 2007, the Company had no borrowings under this revolving credit facility but had letters of credit outstanding of approximately $94.3 million, which reduce the Company’s borrowing capacity under the revolving credit facility. Amounts borrowed under the credit facility bear interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens, incur additional indebtedness or assume additional decommissioning liabilities. At December 31, 2007, the Company was in compliance with all such covenants.
The Company has $15.8 million outstanding in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD) for two 245-foot class liftboats. The debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000, on every June 3rd and December 3rd through the maturity date of June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with this agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. At December 31, 2007, the Company was in compliance with all such covenants. This long-term financing ranks equally with the bank credit facility and both are secured by different collateral.
The Company has $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the notes requires semi-annual interest payments on every June 1st and December 1st through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At December 31, 2007, the Company was in compliance with all such covenants.
The Company also has $400 million of 1.50% unsecured senior exchangeable notes due 2026. The exchangeable notes bear interest at a rate of 1.50% per annum and decrease to 1.25% per annum on December 15, 2011. Interest on the notes is payable semi-annually on December 15th and June 15th of each year through the maturity date of December 15, 2026. The exchangeable notes do not contain any restrictive financial covenants.
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
In connection with the exchangeable note transaction, the Company entered into agreements to purchase call options and sell warrants on its common stock (see note 10).

In 2006, the Company recognized a loss on the early extinguishment of debt of approximately $12.6 million due to the repayment of its $200 million 8 7/8% unsecured senior notes due 2011. The loss included premiums paid, fees and expenses and the write-off of the remaining unamortized debt acquisition costs associated with these notes.
Annual maturities of long-term debt for each of the five fiscal years following December 31, 2007 and thereafter are as follows (in thousands):

2008	$810
2009	810
2010	810
2011	810
2012	810
Thereafter	711,736

Total	$715,786

(9) Income Taxes
The components of income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Current
Federal	$67,211	$75,017	$30,745
State	2,917	1,373	898
Foreign	19,470	11,552	6,087

	89,598	87,942	37,730

Deferred
Federal	60,161	16,894	1,895
State	1,170	1,444	94
Foreign	443	(2,675)	(1,547)

	61,774	15,663	442

	$151,372	$103,605	$38,172

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes for the years ended December 31, 2007, 2006 and 2005 as follows (in thousands):

	2007	2006	2005
Computed expected tax expense	$151,372	$102,146	$37,111
Increase (decrease) resulting from:
State and foreign income taxes	2,059	(14)	242
Other	(2,059)	1,473	819

Income tax expense	$151,372	$103,605	$38,172

The significant components of deferred income taxes at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$3,225	$5,598
Operating loss and tax credit carryforwards	16,927	23,183
Decommissioning liability	46,239	45,212
Deferred interest expense related to exchangeable notes	29,358	35,520
Other	26,810	13,183

	122,559	122,696
Valuation allowance	(3,245)	(6,370)

Net deferred tax assets	119,314	116,326

Deferred tax liabilities:
Property, plant and equipment	214,862	168,523
Note receivable	11,190	11,455
Goodwill and other intangible assets	49,528	46,810
Other	7,072	1,549

Deferred tax liabilities	282,652	228,337

Net deferred tax liability	$163,338	$112,011

The net deferred tax assets reflect management’s estimate of the amount that will be realized from future profitability and the reversal of taxable temporary differences that can be predicted with reasonable certainty. A valuation allowance is recognized if it is more likely than not that at least some portion of any deferred tax asset will not be realized.
As of December 31, 2007, the Company has approximately $40.6 million in net operating loss carryforwards, which are available to reduce future taxable income. The expiration dates for utilization of the loss carryforwards are 2019 through 2025. Utilization of the net operating loss carryforwards will be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitations may result in expiration of the net operating loss before full utilization. At December 31, 2007 and 2006, the Company has recorded a valuation allowance of approximately $3.2 million and $6.4 million, respectively, against its deferred tax assets to reflect the estimated expiration of net operating loss carryforwards. The change in the valuation allowance was recorded as a reduction of goodwill, as it related to additional operating losses acquired in a prior year business combination.
At December 31, 2007 the Company had a capital loss carryforward in the amount of $2.3 million. The Company has recorded a valuation allowance against the capital loss carryforward because it is uncertain that the capital loss will be utilized in the future.
At December 31, 2007, the Company has an estimated $0.8 million foreign tax credit carryforward which expires in 2014. The Company also has state net operating loss carryforwards at December 31, 2007 of an estimated $1.0 million which expire in 2015.
The Company has not provided United States income tax expense on earnings of its foreign subsidiaries, since the Company has reinvested or expects to reinvest the undistributed earnings indefinitely. At December 31, 2007, the undistributed earnings of the Company’s foreign subsidiaries were approximately $87.4 million. If these earnings are repatriated to the United States in the future, additional tax provisions may be required. It is not practicable to estimate the amount of taxes that might be payable on such undistributed earnings.
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 provides guidance on the measurement and recognition in accounting for income tax uncertainties. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment to the liability for unrecognized income tax benefits that existed as of December 31, 2006.
It is the Company’s policy to recognize interest and applicable penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The number of years that are open under the statue of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2003.
The Company had approximately $7.7 million of unrecorded tax benefits at December 31, 2007, all of which would impact the Company’s effective tax rate if recognized. The unrecorded tax benefits are not considered material to the Company’s financial position.
(10) Stockholders’ Equity
In 2007, Company’s Board of Directors authorized a $350 million share repurchase program of the Company’s common stock, which will expire on December 31, 2009. Under the program, the Company may purchase shares through open market transactions at prices deemed appropriate by management. The Company purchased and retired 1,000,000 shares of its common stock for an aggregate amount of approximately $33.8 million under the program in 2007.
In 2006, the Company issued 5,369,888 shares of common stock valued at $25.39 per share totaling $136.3 million for the acquisition of Warrior Energy Services Corporation.
In 2006, concurrently with the closing of the 1.5% senior exchangeable notes, the Company repurchased and retired 4,739,300 shares of its outstanding common stock at a price of $33.76 per share, or approximately $160 million in the aggregate.
Also in connection with the exchangeable note transaction in 2006, the Company entered into agreements to purchase call options and sell warrants on its common stock. The Company may exercise the call options it purchased at any time to acquire approximately 8.8 million shares of its common stock at a strike price of $45.58 per share. The owners of the warrants may exercise the warrants to purchase from the Company approximately 8.8 million shares of the Company’s common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may be settled in cash, in shares or in a combination of cash and shares, at the Company’s option. The Company paid $96 million (exclusive of a $35.5 million tax benefit) to acquire the call options and received $60.4 million as a result of the sale of the warrants. The $60.5 million purchase of the call options, net of the related tax benefit, was recorded as a reduction to stockholders’ equity and the sale of the warrants was recorded as an increase to stockholders’ equity in accordance with the guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Subsequent changes in the fair value of the call options and warrants will not be recognized as long as the instruments remain classified in stockholders’ equity.
(11) Reduction in Value of Assets
During the year ended December 31, 2005, the Company reduced the value of two of its mature oil and gas properties by approximately $2.1 million due to well issues affecting production rates and operating costs. The Company deemed it to be uneconomical to perform additional production enhancement work to maintain production at these properties.
Also during 2005, the Company elected to not reopen its oil spill containment boom manufacturing facility after it suffered damage from Hurricane Katrina and experienced difficulty in resuming normal business operations. The Company reduced the value of the assets of this business (which consisted primarily of inventory and property and equipment) by approximately $1.1 million to their estimated net realizable value.

In the first quarter of 2006, the Company sold its environmental subsidiary for approximately $18.7 million in cash. The Company reduced the net asset value of this subsidiary by $3.8 million in 2005 to the approximate sales price.
(12) Gain on Sale of Business
In August 2007, the Company sold the assets of a non-core rental tool business for approximately $16.3 million in cash and $2.0 million in a note receivable bearing interest equal to prime rate per annum due in August 2010. As a result of the sale of these assets, the Company recorded a pre-tax gain on sale of business of approximately $7.5 million. In conjunction with the sale of this business, an additional $3.4 million will be receivable and recognized by the Company if specific conditions are met as determined through August 2011.
In June 2005, the Company sold 17 of its rental liftboats with leg-lengths from 105 feet to 135 feet for $19.6 million in cash (net of costs to sell). This constituted all of the Company’s rental fleet of liftboats with leg-lengths of 135 feet or less. The Company recorded a gain of $3.5 million in 2005 as a result of this transaction.
(13) Profit-Sharing Plan
The Company maintains a defined contribution profit-sharing plan for employees who have satisfied minimum service requirements. Employees may contribute up to 75% of their earnings to the plans limited by the annual dollar limitations imposed by the Internal Revenue Service. The Company may provide a discretionary match, not to exceed 5% of an employee’s salary. The Company made contributions of approximately $3.7 million, $2.7 million and $1.9 million in 2007, 2006 and 2005, respectively.
The Company has a nonqualified defined contribution deferred compensation plan which allows certain highly-compensated employees the option to defer up to 75% of their base salary and up to 100% of their bonus compensation to the plan. Payments are made to participants based on their annual enrollment elections and plan balance. Participants earn a return on their deferred compensation that is based on hypothetical investments in certain mutual funds. Changes in market value of these hypothetical participant investments are reflected as an adjustment to the deferred compensation liability of the Company with an offset to compensation expense. At December 31, 2007 and 2006, the liability of the Company to the participants was approximately $7.6 million and $3.9 million, respectively, and is recorded in Other Long-Term Liabilities, which reflects the accumulated participant deferrals and earnings as of that date. The Company makes contributions equal to the participant deferrals into life insurance which is invested in mutual funds similar to the participants’ elections. A change in market value of the life insurance is reflected as an adjustment to the deferred compensation plan asset with an offset to interest income or expense. At December 31, 2007 and 2006, the deferred contribution plan asset was approximately $7.6 million and $4.3 million, respectively, and is recorded in Intangible and Other Long-Term Assets.
(14) Commitments and Contingencies
The Company leases many of its office, service and assembly facilities under operating leases. The leases expire at various dates over the next several years. Total rent expense was approximately $7.8 million in 2007, $4.2 million in 2006 and $4.3 million in 2005. Future minimum lease payments under non-cancelable leases for the five years ending December 31, 2008 through 2012 and thereafter are as follows (amounts in thousands): $14,800, $7,167, $4,018, $2,774, $1,221 and $15,253, respectively.
From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management’s opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on its financial position, results of operations or liquidity.

(15) Segment Information
Business Segments
The Company has four reportable segments: well intervention, rental tools, marine, and oil and gas. The well intervention segment provides production-related services used to enhance, extend and maintain oil and gas production, which include mechanical wireline, hydraulic workover and snubbing, well control, coiled tubing, electric line, pumping and stimulation and wellbore evaluation services; well plug and abandonment services; and other oilfield services used to support drilling and production operations. The rental tools segment rents and sells stabilizers, drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. It also provides on-site accommodations and bolting and machining services. The marine segment operates liftboats for production service activities, as well as oil and gas production facility maintenance, construction operations and platform removals. The oil and gas segment acquires mature oil and gas properties and produces and sells any remaining oil and gas reserves. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s three other segments. Certain previously reported amounts have been reclassified to conform to the presentation in the current year.
The accounting policies of the reportable segments are the same as those described in note 1 of these Notes to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating profits or losses. Segment revenues reflect direct sales of products and services for that segment, and each segment records direct expenses related to its employees and its operations. Identifiable assets are primarily those assets directly used in the operations of each segment. The equity-method investment in BOG of approximately $56.0 million and $63.6 million at December 31, 2007 and 2006, respectively, is included in the identifiable assets of the oil and gas segment.
Summarized financial information concerning the Company’s segments as of December 31, 2007, 2006 and 2005 and for the years then ended is shown in the following tables (in thousands):

					Oil & Gas
	Well	Rental			Eliminations	Consolid.
2007	Interven.	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$761,015	$496,290	$127,898	$192,700	$(5,436)	$1,572,467
Cost of services, rentals, and sales	419,818	156,731	60,432	66,580	(5,436)	698,125
Depreciation, depletion, amortization and accretion	49,786	70,042	8,861	59,152	—	187,841
General and administrative	118,657	87,442	10,592	11,455	—	228,146
Gain on sale of business	—	7,483	—	—	—	7,483
Income from operations	172,754	189,558	48,013	55,513	—	465,838
Interest expense, net	—	—	—	—	(33,257)	(33,257)
Interest income	—	—	—	1,219	1,632	2,851
Losses from equity-method investments	—	—	—	(2,940)	—	(2,940)

Income before income taxes	$172,754	$189,558	$48,013	$53,792	$(31,625)	$432,492

Identifiable assets	$996,946	$687,944	$200,623	$344,667	$27,069	$2,257,249

Capital expenditures	$145,061	$166,944	$19,200	$75,725	$3,588	$410,518

					Oil & Gas
	Well	Rental			Eliminations	Consolid.
2006	Interven.	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$469,110	$371,155	$140,115	$127,682	$(14,241)	$1,093,821
Cost of services, rentals, and sales	269,631	115,898	56,189	70,028	(14,241)	497,505
Depreciation, depletion, amortization and accretion	18,810	52,234	8,600	31,367	—	111,011
General and administrative	77,758	70,306	11,432	8,920	—	168,416
Income from operations	102,911	132,717	63,894	17,367	—	316,889
Interest expense, net	—	—	—	—	(22,950)	(22,950)
Interest income	—	—	—	1,194	3,418	4,612
Loss on early extinguishment of debt	—	—	—	—	(12,596)	(12,596)
Earnings from equity-method investments	—	—	—	5,891	—	5,891

Income before income taxes	$102,911	$132,717	$63,894	$24,452	$(32,128)	$291,846

Identifiable assets	$840,130	$501,156	$187,597	$318,297	$27,298	$1,874,478

Capital expenditures	$54,104	$111,270	$10,412	$64,237	$2,913	$242,936

					Oil & Gas
	Well	Rental			Eliminations	Consolid.
2005	Interven.	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$339,609	$243,536	$87,267	$78,911	$(13,989)	$735,334
Costs of services, rentals and sales	213,638	82,562	47,989	45,804	(13,989)	376,004
Depreciation, depletion, amortization and accretion	18,135	42,445	8,214	20,494	—	89,288
General and administrative	71,027	54,533	9,889	5,540	—	140,989
Reduction in sale of liftboats	4,850	—	—	2,144		6,994
Gain on sale of business	—	—	3,544	—		3,544
Income from operations	31,959	63,996	24,719	4,929	—	125,603
Interest expense, net	—	—	—	—	(21,862)	(21,862)
Interest income	—	—	—	1,160	1,041	2,201
Earnings from equity-method investments	—	1,339	—	—	—	1,339
Earnings from equity-method investments	—	(1,250)	—	—	—	(1,250)

Income before income taxes	$31,959	$64,085	$24,719	$6,089	$(20,821)	$106,031

Identifiable assets	$332,996	$405,527	$203,718	$147,667	$7,342	$1,097,250

Capital expenditures	$24,847	$70,227	$10,399	$19,693	$—	$125,166

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

	Revenues			Long-Lived Assets
	Years Ended December 31,			December 31,
	2007	2006	2005	2007	2006
United States	$1,273,705	$924,582	$636,062	$904,611	$715,899
Other Countries	298,762	169,239	99,272	181,797	88,329

Total	$1,572,467	$1,093,821	$735,334	$1,086,408	$804,228

(16) Interim Financial Information (Unaudited)
The following is a summary of consolidated interim financial information for the years ended December 31, 2007 and 2006. Gross profit is calculated by subtracting cost of services, rentals and sales from revenue. (Amounts in thousands, except per share data.)

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
2007
Revenues	$362,924	$396,753	$398,924	$413,866
Gross profit	202,437	214,947	220,287	236,671
Net income	64,019	70,087	75,050	71,964

Earnings per share:
Basic	$0.79	$0.86	$0.92	$0.89
Diluted	0.78	0.85	0.91	0.88

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
2006
Revenues	$222,469	$261,759	$290,517	$319,076
Gross profit	115,009	141,771	161,430	178,106
Net income	32,168	38,727	55,158	62,188

Earnings per share:
Basic	$0.40	$0.49	$0.69	$0.78
Diluted	0.40	0.48	0.68	0.76
(17) Financial Information Related to Guarantor Subsidiaries
SESI, L.L.C. (Issuer), a wholly-owned subsidiary of Superior Energy Services, Inc. (Parent), has issued and outstanding $300 million of 6 7/8% Senior Notes due 2014 and $400 million of 1.5% senior exchangeable notes due 2026. The Parent, along with substantially all of its domestic subsidiaries, fully and unconditionally guaranteed the senior notes and the senior exchangeable notes and such guarantees are joint and several. All of the guarantor subsidiaries are wholly-owned subsidiaries of the Issuer. Domestic income taxes are paid by the Parent through a consolidated tax return and are accounted for by the Parent. The following tables present the Condensed Consolidating Balance Sheets as of December 31, 2007 and 2006 and the Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2007, 2006 and 2005.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
December 31, 2007
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$12,325	$12,485	$26,839	$—	$51,649
Accounts receivable, net	—	3,344	306,198	49,854	(16,062)	343,334
Income taxes receivable	131	—	—	—	(131)	—
Current portion of notes receivable	—	—	15,584	—	—	15,584
Prepaid expenses	—	5,598	9,068	4,975	—	19,641
Other current assets	—	1,299	37,558	1,940	—	40,797

Total current assets	131	22,566	380,893	83,608	(16,193)	471,005

Property, plant and equipment, net	—	4,727	945,306	136,375	—	1,086,408
Goodwill, net	—	—	442,637	41,957	—	484,594
Notes receivable	—	2,000	14,658	74	—	16,732
Equity-method investments	124,271	563,034	55,974	—	(686,318)	56,961
Intangible and other long-term assets, net	—	23,935	109,649	7,965	—	141,549

Total assets	$124,402	$616,262	$1,949,117	$269,979	$(702,511)	$2,257,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$—	$1,015	$57,063	$27,494	$(16,062)	$69,510
Accrued expenses	557	46,521	118,906	11,795	—	177,779
Income taxes payable	—	—	—	7,651	(131)	7,520
Current portion of decommissioning liabilities	—	—	36,812	—	—	36,812
Current maturities of long-term debt	—	—	—	810	—	810

Total current liabilities	557	47,536	212,781	47,750	(16,193)	292,431

Deferred income taxes	153,649	—	—	9,689	—	163,338
Decommissioning liabilities	—	—	88,158	—	—	88,158
Long-term debt	—	696,175	—	14,976	—	711,151
Intercompany payables/(receivables)	(134,052)	26,078	583,338	54,933	(530,297)	—
Other long-term liabilities	7,716	13,449	—	327	—	21,492

Stockholders’ equity:
Preferred stock of $.01 par value.	—	—	—	—	—	—
Common stock of $.001 par value.	81	—	—	126	(126)	81
Additional paid in capital	401,455	127,173	—	28,722	(155,895)	401,455
Accumulated other comprehensive income (loss)	—	—	(2,580)	11,658	—	9,078
Retained earnings (deficit)	(305,004)	(294,149)	1,067,420	101,798	—	570,065

Total stockholders’ equity	96,532	(166,976)	1,064,840	142,304	(156,021)	980,679

Total liabilities and stockholders’ equity	$124,402	$616,262	$1,949,117	$269,979	$(702,511)	$2,257,249

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
December 31, 2006
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$—	$1,608	$14,775	$22,587	$—	$38,970
Accounts receivable, net	—	3,764	275,477	39,390	(14,831)	303,800
Income taxes receivable	7,242	—	—	—	(4,612)	2,630
Current portion of notes receivable	—	—	14,824	—	—	14,824
Prepaid expenses	—	15,890	64	1,828	—	17,782
Other current assets	—	692	40,392	697	—	41,781

Total current assets	7,242	21,954	345,532	64,502	(19,443)	419,787

Property, plant and equipment, net	—	2,622	738,446	63,160	—	804,228
Goodwill, net	—	—	417,979	26,708	—	444,687
Notes receivable	—	—	16,137	—	—	16,137
Equity-method investments	124,271	510,163	63,627	—	(633,458)	64,603
Intangible and other long-term assets, net	—	23,823	101,097	116	—	125,036

Total assets	$131,513	$558,562	$1,682,818	$154,486	$(652,901)	$1,874,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$—	$1,045	$58,528	$20,709	$(14,831)	$65,451
Accrued expenses	505	23,151	104,866	8,642	—	137,164
Income taxes payable	—	—	—	4,612	(4,612)	—
Current portion of decommissioning liabilities	—	—	35,150	—	—	35,150
Current maturities of long-term debt	—	—	—	810	—	810

Total current liabilities	505	24,196	198,544	34,773	(19,443)	238,575

Deferred income taxes	108,649	—	—	3,362	—	112,011
Decommissioning liabilities	—	—	87,046	—	—	87,046
Long-term debt	—	695,719	—	15,786	—	711,505
Intercompany payables/(receivables)	(224,208)	(79,487)	782,022	23,507	(501,834)	—
Other long-term liabilities	6,197	8,456	—	—	—	14,653

Stockholders’ equity:
Preferred stock of $.01 par value.	—	—	—	—	—	—
Common stock of $.001 par value.	81	—	—	101	(101)	81
Additional paid in capital	411,374	127,173	—	4,350	(131,523)	411,374
Accumulated other comprehensive income	—	—	—	10,288	—	10,288
Retained earnings (deficit)	(171,085)	(217,495)	615,206	62,319	—	288,945

Total stockholders’ equity	240,370	(90,322)	615,206	77,058	(131,624)	710,688

Total liabilities and stockholders’ equity	$131,513	$558,562	$1,682,818	$154,486	$(652,901)	$1,874,478

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Year Ended December 31, 2007
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Oilfield service and rental revenues	$—	$—	$1,232,297	$183,402	$(35,932)	$1,379,767
Oil and gas revenues	—	—	192,700	—	—	192,700

Total revenues	—	—	1,424,997	183,402	(35,932)	1,572,467

Cost of oilfield services and rentals	—	—	580,222	87,255	(35,932)	631,545
Cost of oil and gas sales	—	—	66,580	—	—	66,580

Total cost of services, rentals and sales	—	—	646,802	87,255	(35,932)	698,125

Depreciation, depletion, amortization and accretion	—	665	170,368	16,808	—	187,841
General and administrative expenses	855	52,966	152,815	21,510	—	228,146
Gain on sale of business	—	7,483	—	—	—	7,483

Income from operations	(855)	(46,148)	455,012	57,829	—	465,838

Other income (expense):
Interest expense, net	—	(30,916)	(1,296)	(1,045)	—	(33,257)
Interest income	—	399	1,449	1,003	—	2,851
Earnings (losses) from equity-method investments	—	11	(2,951)	—	—	(2,940)

Income before income taxes	(855)	(76,654)	452,214	57,787	—	432,492

Income taxes	133,064	—	—	18,308	—	151,372

Net income (loss)	$(133,919)	$(76,654)	$452,214	$39,479	$—	$281,120

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Year Ended December 31, 2005
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Oilfield service and rental revenues	$—	$—	$606,415	$76,102	$(26,094)	$656,423
Oil and gas revenues	—	—	78,911	—	—	78,911

Total revenues	—	—	685,326	76,102	(26,094)	735,334

Cost of oilfield services and rentals	—	—	313,386	42,908	(26,094)	330,200
Cost of oil and gas sales	—	—	45,804	—	—	45,804

Total cost of services, rentals and sales	—	—	359,190	42,908	(26,094)	376,004

Depreciation, depletion, amortization and accretion	—	—	81,817	7,471	—	89,288
General and administrative expenses	460	29,301	101,857	9,371	—	140,989
Reduction in value of assets	—	—	6,994	—	—	6,994
Gain on sale of business	—	—	3,544	—	—	3,544

Income from operations	(460)	(29,301)	139,012	16,352	—	125,603

Other income (expense):
Interest expense, net	—	(20,585)	(6)	(1,271)	—	(21,862)
Interest income	—	822	1,194	185	—	2,201
Earnings from equity-method investments	—	—	—	1,339	—	1,339
Reduction in value of equity- method investment	—	—	—	(1,250)	—	(1,250)

Income before income taxes	(460)	(49,064)	140,200	15,355	—	106,031

Income taxes	33,629	—	—	4,543	—	38,172

Net income (loss)	$(34,089)	$(49,064)	$140,200	$10,812	$—	$67,859

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2007
(in thousands)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$(133,919)	$(76,654)	$452,214	$39,479	$281,120
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	—	665	170,368	16,808	187,841
Deferred income taxes	61,331	—	—	443	61,774
Stock-based and performance share unit compensation expense	—	12,549	—	—	12,549
(Earnings) losses from equity-method investments	—	(11)	2,951	—	2,940
Amortization of debt acquisition costs and note discount	—	3,518	—	—	3,518
Gain on sale of business	—	(7,483)	—	—	(7,483)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	—	(567)	(24,893)	99	(25,361)
Accounts payable	—	(31)	(8,014)	1,009	(7,036)
Accrued expenses	53	17,225	(10,556)	869	7,591
Decommissioning liabilities	—	—	(2,769)	—	(2,769)
Income taxes	6,177	—	—	2,347	8,524
Other, net	(533)	2,797	8,482	(3,482)	7,264

Net cash provided by (used in) operating activities	(66,891)	(47,992)	587,783	57,572	530,472

Cash flows from investing activities:
Payments for capital expenditures	—	(3,588)	(363,928)	(43,002)	(410,518)
Acquisitions of businesses, net of cash acquired	—	(97,308)	—	(13,665)	(110,973)
Acquisitions of oil and gas properties, net of cash acquired	—	—	(8,000)	—	(8,000)
Cash proceeds from the sale of business, net	—	18,100	—	—	18,100
Other	—	9,091	—	—	9,091
Intercompany receivables/payables	82,007	132,497	(218,145)	3,641	—

Net cash provided by (used in) investing activities	82,007	58,792	(590,073)	(53,026)	(502,300)

Cash flows from financing activities:
Principal payments on long-term debt	—	—	—	(810)	(810)
Payment of debt acquisition costs	—	(83)	—	—	(83)
Proceeds from exercise of stock options	8,440	—	—	—	8,440
Tax benefit from exercise of stock options	9,408	—	—	—	9,408
Proceeds from issuance of stock through employee benefit plans	806	—	—	—	806
Purchase and retirement of stock	(33,770)	—	—	—	(33,770)

Net cash provided by (used in) financing activities	(15,116)	(83)	—	(810)	(16,009)

Effect of exchange rate changes on cash	—	—	—	516	516

Net increase (decrease) in cash and cash equivalents	—	10,717	(2,290)	4,252	12,679

Cash and cash equivalents at beginning of year	—	1,608	14,775	22,587	38,970

Cash and cash equivalents at end of year	$—	$12,325	$12,485	$26,839	$51,649

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2006
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$(94,325)	$(76,666)	$332,606	$26,626	$188,241
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	—	291	100,818	9,902	111,011
Deferred income taxes	18,338	—	—	(2,675)	15,663
Stock-based and performance share unit compensation expense	—	6,159	—	—	6,159
Earnings from equity-method investments	—	(23)	(5,868)	—	(5,891)
Write-off of debt acquisition costs	—	2,817	—	—	2,817
Amortization of debt acquisition costs and note discount	—	1,321	—	—	1,321
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	—	(16)	(73,861)	(14,421)	(88,298)
Accounts payable	—	225	4,694	2,340	7,259
Accrued expenses	236	6,583	34,725	1,835	43,379
Decommissioning liabilities	—	—	(2,255)	—	(2,255)
Income taxes	(15,971)	—	—	2,887	(13,084)
Other, net	(3,789)	(82)	12,553	5,210	13,892

Net cash provided by (used in) operating activities	(95,511)	(59,391)	403,412	31,704	280,214

Cash flows from investing activities:
Payments for capital expenditures	—	(2,913)	(225,411)	(14,612)	(242,936)
Acquisitions of businesses, net of cash acquired	—	(239,339)	—	—	(239,339)
Acquisitions of oil and gas properties, net of cash acquired	—	—	(46,631)	—	(46,631)
Cash proceeds from sale of business, net	—	18,343	—	—	18,343
Cash contributed to equity-method investment	—	—	(57,781)	—	(57,781)
Other	—	(13,947)	313	—	(13,634)
Intercompany receivables/payables	286,878	(199,669)	(78,548)	(8,661)	—

Net cash provided by (used in) investing activities	286,878	(437,525)	(408,058)	(23,273)	(581,978)

Cash flows from financing activities:
Proceeds from long-term debt	—	695,467	—	—	695,467
Principal payments on long-term debt	—	(200,000)	—	(810)	(200,810)
Payment of debt acquisition costs	—	(18,357)	—	—	(18,357)
Purchase of option	(96,000)	—	—	—	(96,000)
Sale of warrant	60,400	—	—	—	60,400
Proceeds from exercise of stock options	2,803	—	—	—	2,803
Tax benefit from exercise of stock options	1,429	—	—	—	1,429
Purchase and retirement of stock	(159,999)	—	—	—	(159,999)

Net cash provided by (used in) financing activities	(191,367)	477,110	—	(810)	284,933

Effect of exchange rate changes on cash	—	—	—	1,344	1,344

Net increase (decrease) in cash and cash equivalents	—	(19,806)	(4,646)	8,965	(15,487)

Cash and cash equivalents at beginning of year	—	21,414	19,421	13,622	54,457

Cash and cash equivalents at end of year	$—	$1,608	$14,775	$22,587	$38,970

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2005
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$(34,089)	$(49,064)	$140,200	$10,812	$67,859
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	—	—	81,817	7,471	89,288
Deferred income taxes	509	—	—	(67)	442
Stock-based and performance share unit compensation expense	—	1,404	—	—	1,404
Reduction in value of assets and equity-method investment	—	—	6,994	1,250	8,244
Earnings from equity-method investments	—	—	—	(1,339)	(1,339)
Amortization of debt acquisition costs and note discount	—	1,127	—	—	1,127
Gain on sale of business	—	—	(3,544)	—	(3,544)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	—	(2,026)	(21,849)	(8,220)	(32,095)
Accounts payable	—	35	(2,282)	7,943	5,696
Accrued expenses	588	2,602	8,844	3,496	15,530
Decommissioning liabilities	—	—	(8,772)	—	(8,772)
Income taxes	25,886	—	—	251	26,137
Other, net	—	568	(13,733)	1,567	(11,598)

Net cash provided by (used in) operating activities	(7,106)	(45,354)	187,675	23,164	158,379

Cash flows from investing activities:
Payments for capital expenditures	—	—	(111,825)	(13,341)	(125,166)
Acquisitions of businesses, net of cash acquired	—	(6,435)	—	—	(6,435)
Acquisitions of oil and gas properties, net of cash acquired	—	—	3,686	—	3,686
Cash proceeds from the sale of business, net	—	—	19,588	—	19,588
Cash proceeds from sale of equity-method investment	—	—	—	12,489	12,489
Other	—	(1,410)	313	—	(1,097)
Intercompany receivables/payables	(11,055)	110,004	(85,189)	(13,760)	—

Net cash provided by (used in) investing activities	(11,055)	102,159	(173,427)	(14,612)	(96,935)

Cash flows from financing activities:
Principal payments on long-term debt	—	(38,500)	—	(810)	(39,310)
Payment of debt acquisition costs	—	(439)	—	—	(439)
Proceeds from exercise of stock options	18,161	—	—	—	18,161

Net cash provided by (used in) financing activities	18,161	(38,939)	—	(810)	(21,588)

Effect of exchange rate changes on cash	—	—	—	(680)	(680)

Net increase in cash	—	17,866	14,248	7,062	39,176

Cash and cash equivalents at beginning of period	—	3,548	5,173	6,560	15,281

Cash and cash equivalents at end of period	$—	$21,414	$19,421	$13,622	$54,457

(18) Supplementary Oil and Natural Gas Disclosures (Unaudited)
The Company’s December 31, 2007, 2006 and 2005 estimates of proved reserves are based on reserve reports prepared by DeGolyer and MacNaughton, independent petroleum engineers. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. This data may also change substantially over time as a result of multiple factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. Proved reserves are estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil	Natural Gas
	(Mbbls)	(Mmcf)
Proved-developed and undeveloped reserves:
December 31, 2004	9,120	29,380
Purchase of reserves in place	168	2,925
Revisions	1,036	(5,294)
Production	(1,221)	(3,323)

December 31, 2005	9,103	23,688

Purchase of reserves in place and additions	674	17,249
Revisions	(265)	187
Production	(1,591)	(5,483)

December 31, 2006	7,921	35,641

Purchase and sale of reserves in place and additions	1,206	6,862
Revisions	519	1,688
Production	(1,817)	(8,931)

December 31, 2007	7,829	35,260

Proved-developed reserves:
December 31, 2005	7,554	21,703
December 31, 2006	6,709	28,982
December 31, 2007	6,493	34,742
Since January 1, 2005, no crude oil or natural gas reserve information has been filed with, or included in any report to any federal authority or agency other than the SEC and the Energy Information Administration (“EIA”). The Company files Form 23, including reserve and other information with the EIA.

Costs incurred for oil and natural gas property acquisition and development activities for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Acquisition of properties — proved	$12,126	$45,948	$9,015
Development costs	76,928	63,396	19,867

Total costs incurred	$89,054	$109,344	$28,882

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
The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows (in thousands):

	2007	2006	2005
Future cash inflows	$1,043,327	$682,384	$792,246
Future production costs	(207,749)	(220,108)	(155,282)
Future development and abandonment costs	(251,071)	(207,676)	(195,415)
Future income tax expense	(167,305)	(59,976)	(171,058)

Future net cash flows after income taxes	417,202	194,624	270,491
10% annual discount for estimated timing of cash flows	57,534	15,883	65,386

Standardized measure of discounted future net cash flows	$359,668	$178,741	$205,105

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves for the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
Beginning of the period	$178,742	$205,105	$136,507
Sales and transfers of oil and natural gas produced, net of production costs	(130,130)	(55,184)	(34,563)
Net changes in prices and production costs	247,708	(147,633)	156,992
Revisions of quantity estimates	41,479	(7,071)	4,314
Development costs incurred	(77,239)	(64,254)	19,867
Changes in estimated development costs	28,761	47,096	(46,113)
Extensions and discoveries	106,055	36,906	—
Purchase and sales of reserves in place	15,667	70,304	18,408
Changes in production rates (timing) and other	12,545	(22,080)	(25,536)
Accretion of discount	21,247	33,152	22,123
Net change in income taxes	(85,167)	82,401	(46,894)

Net increase	180,926	(26,363)	68,598

End of period	$359,668	$178,742	$205,105

The December 31, 2007 amount was estimated by DeGolyer and MacNaughton using a period-end crude NYMEX price of $95.98 per barrel (bbl), a NYMEX gas price of $7.48 per million British Thermal units, and price differentials provided by the Company. The December 31, 2006 amount was estimated by DeGolyer and MacNaughton using a period-end crude NYMEX price of $61.05 per bbl, a NYMEX gas price of $5.64 per million British Thermal units, and price differentials provided by the Company. The December 31, 2005 amount was estimated by DeGolyer and MacNaughton using a period-end crude NYMEX price of $61.04 per bbl, a NYMEX gas price of $9.44 per million British Thermal units, and price differentials provided by the Company. Spot prices as of February 18, 2008 were $8.66 per million British Thermal units for natural gas and $100.10 per bbl for crude oil.
(19) Subsequent Event
In February 2008, the Company entered into a purchase agreement to sell 75% of its interest in SPN Resources for approximately $165 million in cash, subject to certain conditions. The transaction is expected to close during the first quarter of 2008. The Company will retain the preferential rights on all service work and has agreed to perform, on a fixed price basis, the decommissioning work associated with oil and gas properties owned and operated by SPN Resources at closing. The major classes of assets and liabilities of SPN Resources include oil and gas assets, notes receivable and decommissioning liabilities. The carrying value of these assets and liabilities are presented separately in the Consolidated Balance Sheets as of December 31, 2007 and 2006.
(20) Accounting Pronouncements
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
In February 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 159 (FAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an

Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company does not expect the adoption of FAS No. 159 to have a material impact on its results of operations or financial position.
In December 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 141(R) (FAS No. 141(R)), “Business Combinations (as amended).” FAS No. 141(R) requires an acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date fair value. Additionally, contingent consideration and contractual contingencies shall be measured at acquisition date fair value. FAS No. 141(R) also requires an acquirer to disclose all of the information users may need to evaluate and understand the nature and financial effect of the business combination. Such information includes, among other things, a description of the factors comprising goodwill recognized in the transaction, the acquisition date fair value of the consideration, including contingent consideration, amounts recognized at the acquisition date for each major class of assets acquired and liabilities assumed, transactions not considered to be part of the business combination (i.e., separate transactions), and acquisition-related costs. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for any acquisitions closed on or after January 1, 2009 for the Company), and early adoption is not permitted. While the Company does not expect the adoption of FAS No. 141(R) to have a material impact to its consolidated financial statements for transactions completed prior to December 31, 2008, the impact of the accounting change could be material for business combinations which may be consummated subsequent thereto.
In December 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 160 (FAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of FAS No. 160 will have on its results of operations and financial position.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is appropriately recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Based on that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures as of December 31, 2007 are effective at the reasonable assurance level. Management’s report and the independent registered public accounting firm’s attestation report are included in Part II, Item 8 under the captions “Management’s Report on Internal Control over Financial Reporting” and “Independent Registered Public Accounting Firm’s Report,” and are incorporated herein by reference.
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our executive officers is included in Part I, Item 4A, and is incorporated herein as reference. Information relating to our Code of Business Ethics and Conduct that applies to our senior financial officers is included in Part I, Item 1, and is incorporated herein as reference. Other information required by this item will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.
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

The following financial statements are included in Part II of this Annual Report on Form 10-K:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm — Audit of Financial Statements

Report of Independent Registered Public Accounting Firm — Audit of Internal Control over Financial Reporting

Consolidated Balance Sheets – December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements
(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated September 22, 2006, by and among the Company, SPN Acquisition Sub, Inc. and Warrior Energy Services Corporation (incorporated herein by reference to Exhibit 2.1 the Company’s Form 8-K filed September 25, 2006).

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Amended and Restated Bylaws of the Company (as amended through September 12, 2007) (incorporated herein by reference to Exhibit 3.11 to the Company’s Form 8-K filed on September 18, 2007).

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.1	Specimen Stock Certificate (incorporated herein by reference to Amendment No. 1 to the Company’s Form S-4 on Form SB-2 (Registration Statement No. 33-94454)).

Exhibit No.	Description

4.2	Indenture, dated May 22, 2006, among the Company, SESI, L.L.C., the guarantors identified therein and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed May 23, 2006), as amended by Supplemental Indenture, dated December 12, 2006, by and among Warrior Energy Services Corporation, SESI, L.L.C., the other Guarantors (as defined in the Indenture referred to therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s 8-K filed December 13, 2006 for the period beginning December 12, 2006), as further amended by Supplemental Indenture, dated September 13, 2007 but effective as of August 29, 2007, by and among AOS, SESI, the other Guarantors (as defined in the Indenture referred to therein) and the Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 18, 2007).

4.3	Indenture, dated December 12, 2006, by and among the Company, SESI, L.L.C., the guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 7, 2006), as amended by Supplemental Indenture, dated December 12, 2006, by and among Warrior Energy Services Corporation, SESI, L.L.C., the other Guarantors (as defined in the Indenture referred to therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 12, 2006), as further amended by Supplemental Indenture, dated September 13, 2007 but effective as of August 29, 2007, by and among AOS, SESI, the other Guarantors (as defined in the Indenture referred to therein) and the Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed on September 18, 2007).

10.1	Amended and Restated Superior Energy Services, Inc. 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement dated June 25, 1997).

10.2	First Amended and Restated Credit Agreement dated July 1, 2007 among Superior Energy Services, Inc., SESI, L.L.C., JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 6, 2007).

10.3	Wreck Removal Contract, dated December 31, 2007, by and among Wild Well Control, Inc., BP America Production Company, Chevron U.S.A. Inc. and GOM Shelf LLC (The Company agrees to furnish supplementally a copy of any omitted exhibits to the SEC upon request) (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2008).

10.4	Employment Agreement between Superior Energy Services, Inc. and Patrick J. Zuber, dated January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2008).

10.5	Form of Employment Agreement for Kenneth L. Blanchard and Robert S. Taylor (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2007).

Exhibit No.	Description

10.6	Superior Energy Services, Inc. 2007 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2007).

10.7	Form of Employment Agreement executed by Superior Energy Services, Inc. and each of Alan P. Bernard, Lynton G. Cook, III, James A. Holleman, Gregory L. Miller and Danny R. Young (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 6, 2007).

10.8	Employment Agreement between Superior Energy Services, Inc. and Charles Hardy, dated January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 7, 2008).

10.9	Superior Energy Services, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999), as amended by Second Amendment to Superior Energy Services, Inc. 1999 Stock Incentive Plan, effective as of December 7, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 20, 2004).

10.10	Employment Agreement between the Company and Terence E. Hall (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999), as amended by Letter Agreement dated November 12, 2004 between the Company and Terence E. Hall (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2004).

10.11	Amended and Restated Superior Energy Services, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by First Amendment to Superior Energy Services, Inc. 2002 Stock Incentive Plan, effective as of December 7, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 20, 2004).

10.12	Superior Energy Services, Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13	Superior Energy Services, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 18, 2005).

10.14	Amended and Restated Superior Energy Services, Inc. 2004 Directors Restricted Stock Units Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement dated April 20, 2006).

10.15	Purchase and Sale Agreement, dated May 15, 2006, by and between Noble Energy, Inc. and Coldren Resources LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2006).

Exhibit No.	Description

10.16	Purchase Agreement, dated May 17, 2006, by and among SESI, L.L.C., the guarantors identified therein, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc., Howard Weil Incorporated, Johnson Rice & Company L.L.C., Pritchard Capital Partners, LLC, Raymond James & Associates, Inc. and Simmons & Company International (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 23, 2006).

10.17	Confirmation of OTC Exchangeable Note Hedge, dated December 7, 2006, by and between SESI, L.L.C. and Bear, Stearns International, Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 7, 2006).

10.18	Confirmation of OTC Exchangeable Note Hedge, dated December 7, 2006, by and between SESI, L.L.C. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 7, 2006).

10.19	Confirmation of OTC Warrant Confirmation, dated December 7, 2006, by and between the Company and Bear, Stearns International, Limited (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 7, 2006).

10.20	Confirmation of OTC Warrant Confirmation, dated December 7, 2006, by and between the Company and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 7, 2006).

10.21	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 20, 2006).

10.22	Form of Stock Option Agreement for the grant of non-qualified stock options under the Superior Energy Services, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 20, 2006).

10.23	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed December 20, 2006).

14.1	Code of business ethics and conduct (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP.

23.2*	Consent of DeGolyer and MacNaughton.

31.1*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description

32.1*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.

32.2*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.

*	Filed herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: February 28, 2008
	By:	/s/ Terence E. Hall
Terence E. Hall
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence E. Hall	Chairman of the Board and	February 28, 2008
Terence E. Hall	Chief Executive Officer (Principal Executive Officer)

/s/ Robert S. Taylor	Executive Vice President, Treasurer and	February 28, 2008
Robert S. Taylor	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Harold J. Bouillion	Director	February 28, 2008
Harold J. Bouillion

/s/ Enoch L. Dawkins	Director	February 28, 2008
Enoch L. Dawkins

/s/ James M. Funk	Director	February 28, 2008
James M. Funk

/s/ Ernest E. Howard, III	Director	February 28, 2008
Ernest E. Howard, III

/s/ Richard A. Pattarozzi	Director	February 28, 2008
Richard A. Pattarozzi

/s/ Justin L. Sullivan	Director	February 28, 2008
Justin L. Sullivan

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Schedule II Valuation and Qualifying Accounts
Years Ended December 31, 2007, 2006 and 2005
(in thousands)

		Additions
	Balance at the	Charged to			Balance
	beginning of	costs and	Balances from		at the end
Description	the year	expenses	acquisitions	Deductions	of the year
Year ended December 31, 2007:
Allowance for doubtful accounts	$17,419	$3,833	$404	$4,914	$16,742

Year ended December 31, 2006:
Allowance for doubtful accounts	$11,569	$3,273	$4,464	$1,887	$17,419

Year ended December 31, 2005:
Allowance for doubtful accounts	$8,364	$3,595	$—	$390	$11,569

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated September 22, 2006, by and among the Company, SPN Acquisition Sub, Inc. and Warrior Energy Services Corporation (incorporated herein by reference to Exhibit 2.1 the Company’s Form 8-K filed September 25, 2006).

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Amended and Restated Bylaws of the Company (as amended through September 12, 2007) (incorporated herein by reference to Exhibit 3.11 to the Company’s Form 8-K filed on September 18, 2007).

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.1	Specimen Stock Certificate (incorporated herein by reference to Amendment No. 1 to the Company’s Form S-4 on Form SB-2 (Registration Statement No. 33-94454)).

Exhibit No.	Description

4.2	Indenture, dated May 22, 2006, among the Company, SESI, L.L.C., the guarantors identified therein and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed May 23, 2006), as amended by Supplemental Indenture, dated December 12, 2006, by and among Warrior Energy Services Corporation, SESI, L.L.C., the other Guarantors (as defined in the Indenture referred to therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s 8-K filed December 13, 2006 for the period beginning December 12, 2006), as further amended by Supplemental Indenture, dated September 13, 2007 but effective as of August 29, 2007, by and among AOS, SESI, the other Guarantors (as defined in the Indenture referred to therein) and the Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 18, 2007).

4.3	Indenture, dated December 12, 2006, by and among the Company, SESI, L.L.C., the guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 7, 2006), as amended by Supplemental Indenture, dated December 12, 2006, by and among Warrior Energy Services Corporation, SESI, L.L.C., the other Guarantors (as defined in the Indenture referred to therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 12, 2006), as further amended by Supplemental Indenture, dated September 13, 2007 but effective as of August 29, 2007, by and among AOS, SESI, the other Guarantors (as defined in the Indenture referred to therein) and the Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed on September 18, 2007).

10.1	Amended and Restated Superior Energy Services, Inc. 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement dated June 25, 1997).

10.2	First Amended and Restated Credit Agreement dated July 1, 2007 among Superior Energy Services, Inc., SESI, L.L.C., JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 6, 2007).

10.3	Wreck Removal Contract, dated December 31, 2007, by and among Wild Well Control, Inc., BP America Production Company, Chevron U.S.A. Inc. and GOM Shelf LLC (The Company agrees to furnish supplementally a copy of any omitted exhibits to the SEC upon request) (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2008).

10.4	Employment Agreement between Superior Energy Services, Inc. and Patrick J. Zuber, dated January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2008).

10.5	Form of Employment Agreement for Kenneth L. Blanchard and Robert S. Taylor (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2007).

Exhibit No.	Description

10.6	Superior Energy Services, Inc. 2007 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2007).

10.7	Form of Employment Agreement executed by Superior Energy Services, Inc. and each of Alan P. Bernard, Lynton G. Cook, III, James A. Holleman, Gregory L. Miller and Danny R. Young (incorporated herein by reference to Exhibit 10.2 to the Company’s Fom 8-K filed on June 6, 2007).

10.8	Employment Agreement between Superior Energy Services, Inc. and Charles Hardy, dated January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 7, 2008).

10.9	Superior Energy Services, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999), as amended by Second Amendment to Superior Energy Services, Inc. 1999 Stock Incentive Plan, effective as of December 7, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 20, 2004).

10.10	Employment Agreement between the Company and Terence E. Hall (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999), as amended by Letter Agreement dated November 12, 2004 between the Company and Terence E. Hall (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2004).

10.11	Amended and Restated Superior Energy Services, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by First Amendment to Superior Energy Services, Inc. 2002 Stock Incentive Plan, effective as of December 7, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 20, 2004).
10.12	Superior Energy Services, Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.13	Superior Energy Services, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 18, 2005).

10.14	Amended and Restated Superior Energy Services, Inc. 2004 Directors Restricted Stock Units Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement dated April 20, 2006).

10.15	Purchase and Sale Agreement, dated May 15, 2006, by and between Noble Energy, Inc. and Coldren Resources LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2006).

Exhibit No.	Description

10.16	Purchase Agreement, dated May 17, 2006, by and among SESI, L.L.C., the guarantors identified therein, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc., Howard Weil Incorporated, Johnson Rice & Company L.L.C., Pritchard Capital Partners, LLC, Raymond James & Associates, Inc. and Simmons & Company International (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 23, 2006).

10.17	Confirmation of OTC Exchangeable Note Hedge, dated December 7, 2006, by and between SESI, L.L.C. and Bear, Stearns International, Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 7, 2006).

10.18	Confirmation of OTC Exchangeable Note Hedge, dated December 7, 2006, by and between SESI, L.L.C. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 7, 2006).

10.19	Confirmation of OTC Warrant Confirmation, dated December 7, 2006, by and between the Company and Bear, Stearns International, Limited (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 7, 2006).

10.20	Confirmation of OTC Warrant Confirmation, dated December 7, 2006, by and between the Company and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 7, 2006).

10.21	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 20, 2006).

10.22	Form of Stock Option Agreement for the grant of non-qualified stock options under the Superior Energy Services, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed December 20, 2006).

10.23	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed December 20, 2006).

14.1	Code of business ethics and conduct (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP.

23.2*	Consent of DeGolyer and MacNaughton.

31.1*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description

32.1*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.

32.2*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.

*	Filed herein