Form 10-Q
period 2008-03-31
SUPERIOR ENERGY SERVICES INC
filed 2008-05-09
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File No. 001-34037
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on May 1, 2008 was 80,739,984.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(in thousands, except share data)

	3/31/08	12/31/07
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$231,841	$51,649
Accounts receivable, net	326,224	343,334
Current portion of notes receivable	—	15,584
Prepaid expenses	22,967	19,641
Other current assets	33,143	40,797

Total current assets	614,175	471,005

Property, plant and equipment, net	924,218	1,086,408
Goodwill	485,010	484,594
Notes receivable	—	16,732
Equity-method investments	99,185	56,961
Intangible and other long-term assets, net	141,192	141,549

Total assets	$2,263,780	$2,257,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$67,282	$69,510
Accrued expenses	171,695	177,779
Income taxes payable	60,194	7,520
Current portion of decommissioning liabilities	—	36,812
Current maturities of long-term debt	810	810

Total current liabilities	299,981	292,431

Deferred income taxes	151,983	163,338
Decommissioning liabilities	—	88,158
Long-term debt, net	711,271	711,151
Other long-term liabilities	24,422	21,492

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 80,651,840 shares at March 31, 2008, and 80,671,650 shares at December 31, 2007	81	81
Additional paid in capital	400,106	401,455
Accumulated other comprehensive income, net	3,780	9,078
Retained earnings	672,156	570,065

Total stockholders’ equity	1,076,123	980,679

Total liabilities and stockholders’ equity	$2,263,780	$2,257,249

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2008 and 2007
(in thousands, except per share data)
(unaudited)

	2008	2007
Oilfield service and rental revenues	$386,319	$325,895
Oil and gas revenues	55,072	37,029

Total revenues	441,391	362,924

Cost of oilfield services and rentals	191,132	142,429
Cost of oil and gas sales	12,986	18,058

Total cost of services, rentals and sales (exclusive of items shown separately below)	204,118	160,487

Depreciation, depletion, amortization and accretion	41,879	38,844
General and administrative expenses	69,606	50,859
Gain on sale of businesses	37,888	—

Income from operations	163,676	112,734

Other income (expense):
Interest expense, net	(8,116)	(7,699)
Earnings (losses) from equity-method investments, net	3,957	(5,006)

Income before income taxes	159,517	100,029
Income taxes	57,426	36,010

Net income	$102,091	$64,019

Basic earnings per share	$1.26	$0.79

Diluted earnings per share	$1.24	$0.78

Weighted average common shares used in computing earnings per share:
Basic	80,776	80,632
Incremental common shares from stock based compensation	1,310	1,524

Diluted	82,086	82,156

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007
(in thousands)
(unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$102,091	$64,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	41,879	38,844
Deferred income taxes	(7,655)	5,545
Stock-based and performance share unit compensation expense	4,818	3,557
(Earnings) losses from equity-method investments, net	(3,957)	5,006
Amortization of debt acquisition costs and note discount	914	881
Gain on sale of businesses	(37,888)	—
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(36,641)	(20,946)
Accounts payable	(1,528)	4,007
Accrued expenses	8,315	(15,190)
Decommissioning liabilities	(6,160)	(478)
Income taxes	52,536	25,564
Other, net	6,647	4,663

Net cash provided by operating activities	123,371	115,472

Cash flows from investing activities:
Payments for capital expenditures	(88,883)	(83,121)
Acquisitions of businesses, net of cash acquired	—	(49,758)
Cash proceeds from sale of businesses, net of cash sold	151,753	—
Other	(2,464)	9,585

Net cash provided by (used in) investing activities	60,406	(123,294)

Cash flows from financing activities:
Payment of debt acquisition costs	—	(209)
Proceeds from exercise of stock options	2,010	670
Tax benefit from exercise of stock options	2,347	390
Proceeds from issuance of stock through employee benefit plans	479	—
Purchase and retirement of stock	(8,793)	—

Net cash provided by (used in) financing activities	(3,957)	851

Effect of exchange rate changes on cash	372	(13)

Net increase (decrease) in cash	180,192	(6,984)
Cash and cash equivalents at beginning of period	51,649	38,970

Cash and cash equivalents at end of period	$231,841	$31,986

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three Months Ended March 31, 2008 and 2007
(1) Basis of Presentation
Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three months ended March 31, 2008 and 2007 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2008 presentation.
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
Stock Options
The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the three months ended March 31, 2008 and 2007 was approximately $1.0 million and $0.4 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock
The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions declared thereon. The Company’s compensation expense related to shares of restricted stock outstanding for the three months ended March 31, 2008 and 2007 was approximately $1.5 million and $0.6 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock Units
The Company has issued restricted stock units (RSUs) under its stock incentive plans. Annually, each non-employee director is issued a number of RSUs having an aggregate dollar value determined by the Company’s Board of Directors. An RSU represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to RSUs for the three months ended March 31, 2008 and 2007 was approximately $0.3 million, which is reflected in general and administrative expenses.

Performance Share Units
The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three-year performance period associated with each PSU grant date. The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.” The PSUs provide for settlement in cash or up to 50% in equivalent value in the Company’s common stock, if the participant has met specified continued service requirements. The Company’s compensation expense related to all outstanding PSUs for the three months ended March 31, 2008 and 2007 was approximately $2.0 million and $2.2 million, respectively, which is reflected in general and administrative expenses. The Company has recorded a current liability of approximately $10.2 million and $5.9 million at March 31, 2008 and December 31, 2007, respectively, for outstanding PSUs, which is reflected in accrued expenses. Additionally, the Company has recorded a long-term liability of approximately $3.5 million and $5.9 million at March 31, 2008 and December 31, 2007, respectively, for outstanding PSUs, which is reflected in other long-term liabilities. On April 4, 2008, the Company paid approximately $2.9 million in cash and issued 74,405 shares of its common stock to its employees to settle PSUs for the performance period ended December 31, 2007.
Employee Stock Purchase Plan
In 2007, the Company adopted employee stock purchase plans under which 1,250,000 shares of common stock were reserved for issuance. Under these stock purchase plans, eligible employees can purchase shares of the Company’s common stock at a discount. The Company received $0.5 million related to shares issued under these plans for the three month period ended March 31, 2008. The Company recorded compensation expense of approximately $85,000 for the three month period ended March 31, 2008 related to these stock purchase plans.
(3) Earnings per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options that would have a dilutive effect on earnings per share using the treasury stock method and the conversion of restricted stock units into common stock.
In connection with the Company’s outstanding 1.50% senior exchangeable notes, there could be a dilutive effect on earnings per share if the average price of the Company’s stock exceeds the initial exchange price of $45.58 per share for the reporting period. In the event the Company’s common stock exceeds the initial exchange price of $45.58 per share, for the first $1.00 the price exceeds $45.58, the dilutive effect would be as much as 188,400 shares.
(4) Stockholders’ Equity
In March 2008, the Company purchased 250,000 shares of its common stock for an aggregate amount of $8.8 million under its stock repurchase program. In September 2007, the Company’s Board of Directors authorized a $350 million share repurchase program of the Company’s common stock. The stock repurchase program will expire on December 31, 2009. Under the program, the Company can purchase shares through open market transactions at prices deemed appropriate by management.
(5) Acquisitions and Dispositions
On March 14, 2008, the Company completed the sale of 75% of its interest in SPN Resources, LLC (SPN Resources). As part of this transaction, SPN Resources contributed an undivided 25% of its working interest in each of its oil and gas properties to a newly formed subsidiary and then sold all of its equity interest in the subsidiary. SPN Resources then sold 66 2/3% of its outstanding remaining membership interests. These two transactions generated cash proceeds of approximately $165 million, subject to certain post-closing adjustments. These transactions resulted in a pre-tax gain of approximately $34.1 million, subject to certain post-closing adjustments.  SPN Resources’ operations constituted substantially all of the Company’s oil and gas segment. Subsequent to March 14, 2008, the Company accounted for its remaining 33 1/3% interest in SPN Resources using the equity-method within the oil and gas segment. The results of SPN Resources’ operations through March 14, 2008 were consolidated.
Additionally, the Company retained the preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources at the closing. The turnkey contract covers only routine, end of life well abandonment, pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a fixed price of approximately $151 million as of March 31, 2008.  Based on current estimates, the work is expected to be performed between 2008 and 2022, with over 90% performed after 2009.
As part of SPN Resources’ acquisition of its oil and gas properties, the Company guaranteed SPN Resources’ performance of its decommissioning liabilities. In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (as amended),” the Company has assigned an estimated value of $2.9 million related to decommissioning performance guarantees, which is reflected in other long-term liabilities.  The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event that SPN Resources defaults on the decommissioning liabilities existing at the closing date, the total maximum potential obligation under these guarantees is estimated to be approximately $114 million, net of the contractual right to receive payments from third-parties, which is approximately $33 million, as of March 31, 2008. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled by SPN Resources.
In August 2007, the Company sold the assets of a non-core rental tool business for approximately $16.3 million in cash and $2.0 million in an interest-bearing note receivable. As a result of the sale of these assets, the Company recorded a pre-tax gain on sale of business of approximately $7.5 million in 2007. As certain conditions were met during the quarter ended March 31, 2008, the Company received cash of approximately $6.0 million, which resulted in an additional pre-tax gain on sale of business of approximately $3.3 million.
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
The Company made other business acquisitions, which were not material on an individual or cumulative basis, for cash consideration of $43.3 million in the year ended December 31, 2007. SPN Resources acquired additional oil and gas producing assets in December 2007 for approximately $12.8 million consisting of $8.0 million in cash consideration and exchanged other oil and gas producing assets with a fair value and net book value of approximately $4.8 million. The Company also sold the assets of its field management division in 2007 for approximately $1.8 million in cash. As certain conditions were met during the quarter ended March 31, 2008 in conjunction with the sale of this division, the Company recorded an additional pre-tax gain on sale of business of $0.5 million and expects to receive payment in the second quarter of 2008.
Several of the Company’s prior business acquisitions require future payments if specific conditions are met. As of March 31, 2008, the maximum additional contingent consideration payable was approximately $29.1 million and will be determined and payable through 2012.

(6) Segment Information
Business Segments
The Company has four reportable segments: well intervention, rental tools, marine, and oil and gas. The well intervention segment provides production related services used to enhance, extend and maintain oil and gas production, which include mechanical wireline, hydraulic workover and snubbing, well control, coiled tubing, electric line, pumping and stimulation and well bore evaluation services; well plug and abandonment services, and other oilfield services used to support drilling and production operations. The rental tools segment rents and sells stabilizers, drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. It also provides onsite accommodations and bolting and machining services. The marine segment operates liftboats for production service activities, as well as oil and gas production facility maintenance, construction operations and platform removals. The oil and gas segment acquires mature oil and gas properties and produces and sells any remaining oil and gas reserves. On March 14, 2008, the Company sold 75% of its interest in SPN Resources (see note 5). SPN Resources’ operations constituted substantially all the oil and gas segment. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s three other segments. Certain previously reported amounts have been reclassified to conform to the presentation in the current period.
Summarized financial information concerning the Company’s segments for the three months ended March 31, 2008 and 2007 is shown in the following tables (in thousands):
Three Months Ended March 31, 2008

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$234,115	$130,327	$23,089	$55,072	$(1,212)	$441,391
Cost of services, rentals and sales (exclusive of items shown separately below)	132,399	44,100	15,845	12,986	(1,212)	204,118
Depreciation, depletion, amortization and accretion	16,261	20,746	2,073	2,799	—	41,879
General and administrative expenses	35,177	23,056	2,593	8,780	—	69,606
Gain on sale of businesses	500	3,332	—	34,056	—	37,888
Income from operations	50,778	45,757	2,578	64,563	—	163,676
Interest expense, net	—	—	—	—	(8,116)	(8,116)
Earnings from equity-method investments, net	—	—	—	3,957	—	3,957

Income (loss) before income taxes	$50,778	$45,757	$2,578	$68,520	$(8,116)	$159,517

Three Months Ended March 31, 2007

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$176,931	$116,180	$35,866	$37,029	$(3,082)	$362,924
Cost of services, rentals and sales (exclusive of items shown separately below)	95,506	35,516	14,489	18,058	(3,082)	160,487
Depreciation, depletion, amortization and accretion	10,358	15,250	2,188	11,048	—	38,844
General and administrative expenses	25,001	20,338	2,728	2,792	—	50,859
Income from operations	46,066	45,076	16,461	5,131	—	112,734
Interest expense, net	—	—	—	—	(7,699)	(7,699)
Losses from equity-method investments, net	—	—	—	(5,006)	—	(5,006)

Income (loss) before income taxes	$46,066	$45,076	$16,461	$125	$(7,699)	$100,029

Identifiable Assets

	Well	Rental				Consolidated
	Intervention	Tools	Marine	Oil & Gas	Unallocated	Total

March 31, 2008	$1,148,451	$792,738	$196,369	$98,195	$28,027	$2,263,780

December 31, 2007	$996,946	$687,944	$200,623	$344,667	$27,069	$2,257,249

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
Revenues:

	Three Months Ended March 31,
	2008	2007
United States	$364,613	$294,021
Other Countries	76,778	68,903

Total	$441,391	$362,924

Long-Lived Assets:

	March 31,	December 31,
	2008	2007
United States	$738,151	$904,611
Other Countries	186,067	181,797

Total	$924,218	$1,086,408

(7) Long-Term Contracts
In July 2006, the Company contracted to construct a derrick barge for a third party for approximately $53.7 million. The contract to construct the derrick barge to the customer’s specifications is recorded on the percentage-of-completion method utilizing engineering estimates and construction progress. This methodology requires the Company to make estimates regarding the progress against the project schedule and estimated completion date, both of which impact the amount of revenue and cost of service the Company recognizes in each reporting period. Contract costs primarily include sub-contract and program management costs. Provisions for unanticipated losses, if any, will be recorded in full when such losses become evident. Included in accrued expenses at March 31, 2008 and December 31, 2007 is approximately $7.4 million and $25.0 million, respectively, of billings in excess of costs and estimated earnings related to this contract.
In December 2007, the Company’s wholly-owned subsidiary, Wild Well Control, Inc. (Wild Well), entered into contractual arrangements pursuant to which it will decommission seven downed oil and gas platforms and related well facilities located offshore in the Gulf of Mexico for a fixed sum of $750 million, which is payable in installments upon the completion of specified portions of work. The contract contains certain covenants primarily related to Wild Well’s performance of the work. The work is expected to take approximately three years to complete and began in the first quarter of 2008. The contract for decommissioning these downed platforms and well facilities is recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs. Included in accrued expenses at March 31, 2008 is approximately $6.0 million of billings in excess of costs and estimated earnings related to this contract.
In connection with the sale of 75% of its interest in SPN Resources, the Company retained the preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources at the closing. This contract covers only routine, end of life well abandonment, pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a fixed price of approximately $151 million as of March 31, 2008.  The turnkey contract will consist of numerous, separate billable jobs estimated to be performed between 2008 and 2022. Each job is short term in duration and will be individually recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs.
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
On March 14, 2008, the Company sold 75% of its original interest in SPN Resources (see note 5). The Company’s equity-method investment balance in SPN Resources is approximately $50.7 million at March 31, 2008. The Company recorded earnings from its equity-method investment in SPN Resources of approximately $2.1 million from the date of sale through March 31, 2008.
The Company also, where possible and at competitive rates, provides its products and services to assist SPN Resources in producing and developing its oil and gas properties. As such, the Company has a receivable from SPN Resources of approximately $1.0 million at March 31, 2008. The Company also recorded revenue of approximately $0.6 million from SPN Resources from the date of sale through March 31, 2008.
The Company owns a 40% interest in Beryl Oil and Gas L.P. (BOG). The Company’s total cash contribution for its equity-method investment in BOG was approximately $57.8 million. The Company has not made additional contributions since its initial investment. The Company’s equity-method investment balance in BOG is approximately $47.5 million at March 31, 2008 and $56.0 million at December 31, 2007. The Company recorded earnings from its equity-method investment in BOG of approximately $1.8 million for the three months ended March 31, 2008. During the three month period ended March 31, 2007, the Company recorded approximately $5.0 million of losses from its equity-method investment in BOG.

Prior to the sale of 75% of its interest in SPN Resources, the Company provided operating and administrative support services to BOG and received reimbursement for general and administrative and direct expenses incurred on behalf of BOG. The Company also, where possible and at competitive rates, provides its products and services to assist BOG in producing and developing its oil and gas properties. As such, the Company has a receivable from BOG of approximately $0.2 million at March 31, 2008 and $1.9 million at December 31, 2007. The Company offset its general and administrative expenses by approximately $1.3 million for the reimbursements due from BOG for the three months ended March 31, 2007. The Company also recorded revenue of approximately $0.2 million and $1.8 million from BOG for the three months ended March 31, 2008 and 2007, respectively. The Company reduces its revenue and its investment in BOG for its 40% ownership interest when products and services are provided to and capitalized by BOG. The Company records these amounts in revenue as BOG records the related depreciation and depletion expenses. The Company recorded a net increase to revenue and its investment in BOG of approximately $107,000 for the three months ended March 31, 2008. For the three months ended March 31, 2007, the Company recorded a net reduction in revenue and its investment in BOG of approximately $15,000.
Also included in equity-method investments at March 31, 2008 and December 31, 2007 is approximately a $1 million investment for a 50% ownership in a company that owns an airplane. Earnings from the equity-method investment in this company were not material for the three months ended March 31, 2008 or 2007. The Company recorded approximately $52,000 in expense to lease the airplane (exclusive of operating costs) from this company for the three months ended March 31, 2008 and 2007.
(9) Debt
The Company has a $250 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At March 31, 2008, the Company had no borrowings under the revolving credit facility, but it had approximately $88.7 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this credit facility. Amounts borrowed under the credit facility bear interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At March 31, 2008, the Company was in compliance with all such covenants.
The Company has $15.8 million outstanding at March 31, 2008, in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000, on every June 3rd and December 3rd through the maturity date of June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with this agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. At March 31, 2008, the Company was in compliance with all such covenants.
The Company has $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on every June 1st and December 1st through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At March 31, 2008, the Company was in compliance with all such covenants.
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
Under certain circumstances, holders may exchange the notes for shares of the Company’s common stock. The initial exchange rate is 21.9414 shares of common stock per $1,000 principal amount of notes. This is equal to an initial exchange price of $45.58 per share. The exchange price represents a 35% premium over the closing share price at date of issuance. The notes may be exchanged under the following circumstances:
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
(10) Other Comprehensive Income
The following tables reconcile the change in accumulated other comprehensive income for the three months ended March 31, 2008 and 2007 (amounts in thousands):

	Three Months Ended
	March 31,
	2008	2007
Accumulated other comprehensive income, December 31, 2007 and 2006, respectively	$9,078	$10,288

Other comprehensive income:
Other comprehensive loss, net of tax
Hedging activities:
Unrealized loss on equity-method investments’ hedging activities, net of tax of ($3,852)	(6,559)	—
Foreign currency translation adjustment	1,261	(442)

Total other comprehensive loss	(5,298)	(442)

Accumulated other comprehensive income, March 31, 2008 and 2007, respectively	$3,780	$9,846

(11) Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48) on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment to the liability for unrecognized income tax benefits that existed as of December 31, 2006.
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
The Company had approximately $7.0 million of unrecorded tax benefits at March 31, 2008, all of which would impact the Company’s effective tax rate if recognized. The unrecorded tax benefits are not considered material to the Company’s financial position.
(12) Commitments and Contingencies
From time to time, the Company is involved in litigation and other disputes arising out of operations in the normal course of business. In management’s opinion, the Company is not involved in any litigation or disputes, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.
(13) Fair Value Measurements
Effective, January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (FAS No. 157), “Fair Value Measurements,” which refines the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. In February 2008, the FASB issued FASB Staff Position No. 157-2 that provides for a one-year deferral for the implementation of FAS No. 157 for non-financial assets and liabilities. FAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.
FAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (“Level 1”) and the lowest priority to unobservable inputs in which there is little or no market data (“Level 3”). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1.
The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2008 (amounts in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Money Market Funds	$163,167	$163,167	$—	$—

Non-qualified deferred compensation assets	$9,742	$—	$9,742	$—

Non-qualified deferred compensation liabilities	$9,987	$—	$9,987	$—
The Company invests excess cash from its operating cash accounts in money market funds and reflects these amounts within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested. The Company’s nonqualified deferred compensation plan allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The Company entered into a separate trust agreement, subject to general creditors, to segregate the assets of the plan and reports the accounts of the trust in its condensed consolidated financial statements. These investments are reported at fair value based on third party broker statements which represents Level 2 in the FAS No. 157 fair value hierarchy. The realized and unrealized holding gains and losses related to these investments, is recorded in interest expense, net.
(14) Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 161 (FAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities.” FAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of FAS No. 161 will have on its results of operations and financial position.
In December 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 141(R) (FAS No. 141(R)), “Business Combinations (as amended).” FAS No. 141(R) requires an acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date fair value. Additionally, contingent consideration and contractual contingencies shall be measured at acquisition date fair value. FAS No. 141(R) also requires an acquirer to disclose all of the information users may need to evaluate and understand the nature and financial effect of the business combination. Such information includes, among other things, a description of the factors comprising goodwill recognized in the transaction, the acquisition date fair value of the consideration, including contingent consideration, amounts recognized at the acquisition date for each major class of assets acquired and liabilities assumed, transactions not considered to be part of the business combination (i.e., separate transactions), and acquisition-related costs. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for any acquisitions closed on or after January 1, 2009 for the Company), and early adoption is not permitted. FAS No. 141(R) will impact the accounting for business combinations consummated after December 31, 2008.
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
In August 2007, the Financial Accounting Standards Board proposed its Staff Position (FSP) No. APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement).” The FSP, if approved, would require the proceeds from the issuance of exchangeable debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. In March 2008, the Financial Accounting Standards Board directed its staff to proceed to draft the FSP for vote by written ballot. The provisions of the FSP, if approved, would be effective for fiscal years beginning after December 15, 2008 and will require retrospective application. The FSP, if approved, will change the accounting treatment for the Company’s 1.50% senior exchangeable notes and impact the Company’s results of operations due to an increase in non-cash interest expense beginning in 2009 for financial statements covering past and future periods. The Company is currently evaluating the impact the adoption of the FSP will have on its results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following management’s discussion and analysis of financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to the volatility and cyclicality of the oil and gas industry, including oil and gas prices and the level of offshore exploration, production and development activity; changes in competitive factors affecting our operations; risks associated with the acquisition of mature oil and gas properties, including estimates of recoverable reserves, future oil and gas prices and potential environmental and plugging and abandonment liabilities; the risk associated with our non-United States operations, which expose us to additional political, economic and other uncertainties; risks of adverse weather conditions in the Gulf of Mexico; risks of our growth strategy, including the risks of rapid growth and the risks inherent in acquiring businesses and mature oil and gas properties; our dependence on key personnel; our ability to employ and retain skilled workers; our dependence on significant customers; risks of unforeseen costs not within our control related to terms of our contracts; risks of material adjustments related to percentage-of-completion accounting for contracts; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the volatility and risk associated with oil and gas prices; the effect on our performance of regulatory programs and environmental matters and risks associated with international expansion, including political and economic uncertainties. These and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2007. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.
Executive Summary
During the first quarter of 2008, we achieved our highest quarterly levels for revenue, income from operations, net income and diluted earnings per share. Revenue was $441.4 million, income from operations was $163.7 million and net income was $102.1 million, or $1.24 diluted earnings per share. The results include gains and expenses primarily associated with the sale of 75% of our interest in SPN Resources, LLC (SPN Resources). These items include a $37.9 million pre-tax gain on sale of businesses, $4.5 million in additional general and administrative expenses and a $9.8 million decrease in depreciation and depletion due to assets being held for sale.
Well intervention segment revenue was $234.1 million, a 23% increase over the fourth quarter of 2007, and income from operations was $50.8 million, a 37% increase over the fourth quarter of 2007. Revenue from domestic land markets increased over the most recent quarter as a result of additional coiled tubing and hydraulic workover and snubbing activity, while Gulf of Mexico revenue increased due to an increase in project management services associated with the commencement of work on a decommissioning project announced early in the first quarter. International revenue increased as a result of an increase in hydraulic workover and snubbing activity in Europe and Latin America.
In our rental tools segment, revenue was $130.3 million, a 5% decrease as compared to the fourth quarter of 2007, and income from operations was $45.8 million, a 1% decrease from the fourth quarter of 2007. The revenue decrease was primarily due to the substantial completion of a sale of accommodations to a customer in the Rocky Mountains market area during the fourth quarter of 2007. Rentals of our stabilization equipment increased in the domestic land markets as the drilling rig count increased from the most recent quarter. Stabilization and drill pipe rentals also increased in the Gulf of Mexico market area. This was offset by a decrease in drill pipe rentals internationally and production-related rentals in the Gulf of Mexico.

In our marine segment, revenue was $23.1 million and income from operations was $2.6 million as compared to $30.6 million in revenue and $8.2 million in income from operations for the fourth quarter of 2007. This represents a 24% decrease in revenue and a 69% decrease in income from operations as compared to the most recent quarter. The decrease is primarily attributable to fewer working days as our fleet utilization in the first quarter was 49% as compared to 70% in the fourth quarter of 2007. Idle days increased significantly in the first quarter primarily due to poor weather in the Gulf of Mexico. Typically, liftboats cannot mobilize to a work site if seas are greater than five feet. Utilization of our liftboats with 200 feet of leg lengths and greater was impacted less than our liftboats with leg lengths of less than 200 feet.
Revenue and income from operations from our oil and gas segment were $55.1 million and $64.6 million, respectively, in the first quarter. This represents a 1% decrease in revenue and a significant increase in income from operations as compared to the fourth quarter of 2007. Our lower revenue is a result of the sale of 75% of our interest in the oil and gas business, which closed on March 14, 2008. As a result, this segment includes only two and one-half months of consolidated financial performance. Income from operations was significantly higher due to the gain recognized in the first quarter 2008 from the sale of our 75% interest in SPN Resources. Income from operations, including gains and expenses related to the sale, was $64.6 million, up from $24.9 million in the fourth quarter of 2007.
Earnings from equity method investments were $4.0 million as compared to a loss of $0.5 million in the fourth quarter of 2007. The primary factor driving the increase is the inclusion of the earnings from our remaining interest in SPN Resources for the final 17 days of the quarter.
Comparison of the Results of Operations for the Three Months Ended March 31, 2008 and 2007
For the three months ended March 31, 2008, our revenues were $441.4 million, resulting in net income of $102.1 million, or $1.24 diluted earnings per share. The results included a pre-tax gain of $37.9 million from the sale of businesses. For the three months ended March 31, 2007, revenues were $362.9 million and net income was $64.0 million, or $0.78 diluted earnings per share. Revenue was higher in the well intervention and rental tools segments as a result of increased production-related projects and drilling activities worldwide, recent acquisitions, commencement on work related to the $750 million decommissioning project, and continued expansion of our rental tool business. Both revenue and gross margin decreased significantly in our marine segment due to lower utilization as a result of seasonal factors and poor weather conditions in the Gulf of Mexico. Revenues and gross margin in our oil and gas segment were higher due to higher production and increased commodity prices. On March 14, 2008, we sold 75% of our interest in SPN Resources.
The following table compares our operating results for the three months ended March 31, 2008 and 2007. Gross margin is calculated by subtracting cost of services (exclusive of depreciation, depletion, amortization and accretion) from revenue for each of our four business segments. Our management uses gross margin in our analysis of financial performance as we believe it is a meaningful measurement. Oil and gas eliminations represent products and services provided to the oil and gas segment by our three other segments.

	Revenue			Gross Margin
	2008	2007	Change	2008	%	2007	%	Change

Well Intervention	$234,115	$176,931	$57,184	$101,716	43%	$81,425	46%	$20,291
Rental Tools	130,327	116,180	14,147	86,227	66%	80,664	69%	5,563
Marine	23,089	35,866	(12,777)	7,244	31%	21,377	60%	(14,133)
Oil and Gas	55,072	37,029	18,043	42,086	76%	18,971	51%	23,115
Less: Oil and Gas Elim.	(1,212)	(3,082)	1,870	—	—	—	—	—

Total	$441,391	$362,924	$78,467	$237,273	54%	$202,437	56%	$34,836

The following provides a discussion of our results on a segment basis.
Well Intervention Segment
Revenue for our well intervention segment was $234.1 million for the three months ended March 31, 2008, as compared to $176.9 million for the same period in 2007. The gross margin percentage decreased to 43% for the three months ended March 31, 2008 from 46% for the same period in 2007. Approximately 30% of our increase in revenue is attributable to increased coiled tubing activity coupled with increased activity for hydraulic workover and snubbing in Europe and the Middle East. Project management services increased as we commenced operations associated with the $750 million decommissioning project. Gross margin percentage decreased due to a lower volume of high pressure well work and fewer high margin well control jobs.
Rental Tools Segment
Revenue for our rental tools segment for the three months ended March 31, 2008 was $130.3 million, a 12% increase over the same period in 2007. The gross margin percentage decreased slightly to 66% for the three months ended March 31, 2008 from 69% for the same period of 2007. We experienced significant increases in revenue from our stabilizers and on-site accommodations. The increases are a result of recent acquisitions, expansion of rental products through capital expenditures, and increased activity worldwide. Our international revenue for the rental tools segment increased 7% to approximately $39.3 million for the quarter ended March 31, 2008 over the same period of 2007. Our largest international improvements were in the North Sea, Latin America and Africa market areas.
Marine Segment
Our marine segment revenue for the three months ended March 31, 2008 decreased 36% over the same period in 2007 to $23.1 million. Likewise, gross margin percentage decreased by 66% for the three months ended March 31, 2008 from the same period in 2007 due to lower utilization as a result of seasonal factors and poor weather conditions in the Gulf of Mexico. Due to the high fixed costs associated with this segment, gross margin decreases at an accelerated rate when revenue declines. The fleet’s average utilization decreased to approximately 49% for the first quarter of 2008 from 75% in the same period in 2007. The fleet’s average dayrate decreased 16% to approximately $16,000 in the first quarter of 2008 from $19,100 in the first quarter of 2007.
Oil and Gas Segment
On March 14, 2008, we sold 75% of our interest in SPN Resources for approximately $165 million, subject to certain post-closing adjustments. We recorded a pre-tax gain on sale of this business of approximately $34.1 million.   SPN Resources represented substantially all of our operating oil and gas segment. Subsequent to March 14, 2008, we have accounted for our remaining interest in SPN Resources using the equity-method within the oil and gas segment. Additionally, we retained preferential rights on certain service work and have a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources on March 14, 2008.
Oil and gas revenues were $55.1 million in the two and one-half months ended March 14, 2008, as compared to $37.0 million for the three months ended March 31, 2007. For the two and one-half months ended March 14, 2008, production was approximately 793,000 boe, as compared to approximately 711,000 boe for the three months ended March 31, 2007. The gross margin percentage increased significantly to 76% for the two and one-half months ended March 14, 2008 from 51% for three months ended March 31, 2007 due to higher production coupled with an increase in commodity prices.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $41.9 million in the three months ended March 31, 2008 from $38.8 million in the same period in 2007. Depreciation and amortization expense related to our well intervention and rental segments for the three months ended March 31, 2008 increased $11.4 million, or 45%, for the same period in 2007. The increase in depreciation and amortization expense for these segments is primarily attributable to our 2008 and 2007 capital expenditures as well as acquisitions occurring throughout 2007. Depreciation expense related to the marine segment remained essentially constant. Depreciation, depletion, and accretion for our oil and gas segment decreased $8.2 million, or 75%, in the three months ended March 31, 2008 as compared to the same period in 2007. The decrease in depreciation, depletion, and accretion for this segment is primarily due to the cessation of depreciation and depletion when these assets were identified as available for sale.
General and Administrative Expenses
General and administrative expenses increased to $69.6 million for the three months ended March 31, 2008 from $50.9 million for the same period in 2007. Approximately 25% of our increase in general and administrative expenses is directly attributable to compensation expense related to the sale of our 75% of our interest in SPN Resources. The remainder of this increase was primarily attributable to increased expense related to growth through expanding our geographic area of operations and acquisitions. General and administrative expenses increased to 16% of revenue for the three months ended March 31, 2008 from 14% for the same period in 2007.
Liquidity and Capital Resources
In the three months ended March 31, 2008, we generated net cash from operating activities of $123.4 million as compared to $115.5 million in the same period of 2007. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under our revolving credit facility. We had cash and cash equivalents of $231.8 million at March 31, 2008 compared to $51.6 million at December 31, 2007.
We made $88.9 million of capital expenditures during the three months ended March 31, 2008, of which approximately $41.3 million was used to expand and maintain our rental tool equipment inventory. We also made $2.7 million of capital expenditures in our oil and gas segment and $39.3 million of capital expenditures to expand and maintain the asset base of our well intervention and marine segments.
During the three months ended March 31, 2008, we sold 75% of our interest in SPN Resources for approximately $165 million, subject to certain post-closing adjustments. In connection with the disposition of our controlling interest in SPN Resources, we retained performance guarantees related to SPN Resources’ decommissioning liabilities. Additionally, we retained the preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources at the closing. The turnkey contract covers only routine, end of life well abandonment, pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a fixed price of approximately $151 million as of March 31, 2008.  The turnkey contract consists of numerous, separate billable jobs estimated to be performed between 2008 and 2022.
In connection with the sale of assets of a non-core rental tool business in August 2007 and certain conditions being met during the quarter ended March 31, 2008, we received approximately $6.0 million of additional cash consideration, which resulted in an additional pre-tax gain on sale of business of approximately $3.3 million.
We currently believe that we will spend approximately $300 to $310 million of capital expenditures, excluding acquisitions, during the remaining nine months of 2008. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
We have a $250 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At March 31, 2008, we had no borrowings under the bank credit facility, but we had approximately $88.7 million of letters of credit outstanding, which reduces our borrowing capacity under this credit facility. Borrowings under the credit facility bear interest at a LIBOR rate plus margins that depend on our leverage ratio. As of May 5, 2008, we had no borrowings outstanding under this facility. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness.
We have $15.8 million outstanding at March 31, 2008 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through the maturity date of June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements.
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
In March 2008, we repurchased and retired 250,000 shares of our outstanding common stock at an average price of $35.17 per share, or approximately $8.8 million in the aggregate, in connection with our $350 million share repurchase program that will expire on December 31, 2009.

The following table summarizes our contractual cash obligations and commercial commitments at March 31, 2008 (amounts in thousands) for our long-term debt (including estimated interest payments), operating leases and contractual obligations. We do not have any other material obligations or commitments.

	Remaining
	Nine
	Months
Description	2008	2009	2010	2011	2012	2013	Thereafter

Long-term debt, including estimated interest payments	$28,440	$28,388	$28,336	$27,783	$27,231	$27,179	$791,168
Operating leases	8,099	9,108	6,140	3,566	2,208	1,170	15,450
Vessel construction	50,064	—	—	—	—	—	—

Total	$86,603	$37,496	$34,476	$31,349	$29,439	$28,349	$806,618

We have no other off-balance sheet arrangements other than operating leases, performance guarantees related to SPN Resources’ decommissioning liabilities (see note 5 of financial statements), and the potential additional consideration that may be payable as a result of the future operating performances of several acquisitions. At March 31, 2008, the maximum additional consideration payable for these acquisitions was approximately $29.1 million. We do not have any other financing arrangements that are required under generally accepted accounting principles to be reflected in our financial statements. Subsequent to March 31, 2008, we contracted to purchase a 50% interest in four 265 ft. liftboats for approximately $52 million with scheduled delivery dates through 2009.
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
New Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 161 (FAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities.” FAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. We are currently evaluating the impact, if any, that the adoption of FAS No. 161 will have on its results of operations and financial position.
In December 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 141(R) (FAS No. 141(R)), “Business Combinations (as amended).” FAS No. 141(R) requires an acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date fair value. Additionally, contingent consideration and contractual contingencies shall be measured at acquisition date fair value. FAS No. 141(R) also requires an acquirer to disclose all of the information users may need to evaluate and understand the nature and financial effect of the business combination. Such information includes, among other things, a description of the factors comprising goodwill recognized in the transaction, the acquisition date fair value of the consideration, including contingent consideration, amounts recognized at the acquisition date for each major class of assets acquired and liabilities assumed, transactions not considered to be part of the business combination (i.e., separate transactions), and acquisition-related costs. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for any acquisitions closed on or after January 1, 2009 for the Company), and early adoption is not permitted. FAS No. 141(R) will impact the accounting for acquisitions closed on or after January 1, 2009.

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
In August 2007, the Financial Accounting Standards Board proposed its Staff Position (FSP) No. APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement).” The FSP, if approved, would require the proceeds from the issuance of exchangeable debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. In March 2008, the Financial Accounting Standards Board directed its staff to proceed to draft the FSP for vote by written ballot. The provisions of the FSP, if approved, would be effective for fiscal years beginning after December 15, 2008 and will require retrospective application. The FSP, if approved, will change the accounting treatment of our 1.50% senior exchangeable notes and impact our results of operations due to an increase in non-cash interest expense beginning in 2009 for financial statements covering past and future periods. We are currently evaluating the impact the adoption of the FSP will have on our results of operations and financial position.

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
When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to three months. We do not enter into forward foreign exchange contracts for trading purposes. There were no such forward foreign exchange contracts outstanding at March 31, 2008.
Interest Rate Risk
At March 31, 2008, none of our long-term debt outstanding had variable interest rates, and we had no interest rate risks at that time.
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
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, our chief financial officer and chief executive officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There were no material changes to our system of internal controls over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect those internal controls subsequent to the date of the most recent evaluation by our chief financial officer and chief executive officer.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our common stock repurchased and retired during the three month period ended March 31, 2008 in connection with our $350 million share repurchase program that will expire on December 31, 2009:

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares tha
	Total Number		Purchased as	May Yet be
	of Shares	Average Price	Part of Publicly	Purchased
Period	Purchased	Paid per Share	Announced Plan	Under the Plan
January 1 — 31, 2008	—	$—	—	$316,200,000
February 1- 29, 2008	—	$—	—	$316,200,000
March 1 — 31, 2008	250,000	$35.17	250,000	$307,400,000

Cumulative through 2008	250,000	$35.17	250,000	$307,400,000

Item 6. Exhibits
     (a) The following exhibits are filed with this Form 10-Q:
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 12, 2007).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: May 9, 2008	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
     (a) The following exhibits are filed with this Form 10-Q:
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 12, 2007).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.