Form 10-Q
period 2008-06-30
SUPERIOR ENERGY SERVICES INC
filed 2008-08-08
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: (504) 362-4321
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on August 1, 2008 was 80,780,734.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(in thousands, except share data)

	6/30/08	12/31/07
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$119,132	$51,649
Accounts receivable, net	391,400	343,334
Current portion of notes receivable	—	15,584
Prepaid expenses	22,273	19,641
Other current assets	45,693	40,797

Total current assets	578,498	471,005

Property, plant and equipment, net	1,002,436	1,086,408
Goodwill	487,243	484,594
Notes receivable	—	16,732
Equity-method investments	72,354	56,961
Intangible and other long-term assets, net	138,513	141,549

Total assets	$2,279,044	$2,257,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$69,648	$69,510
Accrued expenses	135,189	177,779
Income taxes payable	36,367	7,520
Current portion of decommissioning liabilities	—	36,812
Current maturities of long-term debt	810	810

Total current liabilities	242,014	292,431

Deferred income taxes	154,322	163,338
Decommissioning liabilities	—	88,158
Long-term debt, net	710,987	711,151
Other long-term liabilities	26,178	21,492

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 80,772,276 shares at June 30, 2008, and 80,671,650 shares at December 31, 2007	81	81
Additional paid in capital	407,152	401,455
Accumulated other comprehensive income (loss), net	(7,775)	9,078
Retained earnings	746,085	570,065

Total stockholders’ equity	1,145,543	980,679

Total liabilities and stockholders’ equity	$2,279,044	$2,257,249

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2008 and 2007
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	2008	2007	2008	2007
Oilfield service and rental revenues	$457,655	$348,589	$843,974	$674,484
Oil and gas revenues	—	48,164	55,072	85,193

Total revenues	457,655	396,753	899,046	759,677

Cost of oilfield services and rentals	222,097	162,973	413,229	305,402
Cost of oil and gas sales	—	18,833	12,986	36,891

Total cost of services, rentals and sales (exclusive of items shown separately below)	222,097	181,806	426,215	342,293

Depreciation, depletion, amortization and accretion	41,954	45,242	83,833	84,086
General and administrative expenses	66,426	53,824	136,032	104,683
Gain on sale of businesses	3,058	—	40,946	—

Income from operations	130,236	115,881	293,912	228,615

Other income (expense):
Interest expense, net	(6,956)	(7,534)	(15,072)	(15,233)
Earnings (losses) from equity-method investments, net	(7,765)	1,164	(3,808)	(3,842)

Income before income taxes	115,515	109,511	275,032	209,540
Income taxes	41,586	39,424	99,012	75,434

Net income	$73,929	$70,087	$176,020	$134,106

Basic earnings per share	$0.92	$0.86	$2.18	$1.66

Diluted earnings per share	$0.89	$0.85	$2.14	$1.63

Weighted average common shares used in computing earnings per share:
Basic	80,749	81,047	80,762	80,841
Incremental common shares from stock-based compensation	1,409	1,515	1,372	1,538
Incremental common shares from senior exchangeable notes	784	—	—	—

Diluted	82,942	82,562	82,134	82,379

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
(in thousands)
(unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$176,020	$134,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	83,833	84,086
Deferred income taxes	1,629	1,860
Non-cash stock-based and performance share unit compensation expense	6,346	6,160
Losses from equity-method investments, net	3,808	3,842
Amortization of debt acquisition costs and note discount	1,832	1,771
Gain on sale of businesses	(40,946)	—
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(102,165)	(37,274)
Accounts payable	925	3,327
Accrued expenses	(22,010)	(7,190)
Decommissioning liabilities	(6,160)	(1,224)
Income taxes	28,698	10,390
Other, net	(1,347)	14,193

Net cash provided by operating activities	130,463	214,047

Cash flows from investing activities:
Payments for capital expenditures	(208,976)	(199,629)
Acquisitions of businesses, net of cash acquired	(4,487)	(79,624)
Cash proceeds from sale of businesses, net of cash sold	155,312	1,750
Other	(2,204)	9,189

Net cash used in investing activities	(60,355)	(268,314)

Cash flows from financing activities:
Net borrowings from revolving credit facility	—	35,000
Principal payments on long-term debt	(405)	(405)
Payment of debt acquisition costs	—	(62)
Proceeds from exercise of stock options	2,425	8,017
Tax benefit from exercise of stock options	2,885	8,943
Proceeds from issuance of stock through employee benefit plans	838	—
Purchase and retirement of stock	(8,793)	—

Net cash provided by (used in) financing activities	(3,050)	51,493

Effect of exchange rate changes on cash	425	333

Net increase (decrease) in cash	67,483	(2,441)

Cash and cash equivalents at beginning of period	51,649	38,970

Cash and cash equivalents at end of period	$119,132	$36,529

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Six Months Ended June 30, 2008 and 2007
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
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the six months ended June 30, 2008 and 2007 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2008 presentation.
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
Stock Options
The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the six months ended June 30, 2008 and 2007 was approximately $1.5 million and $0.7 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock
The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions declared thereon. The Company’s compensation expense related to shares of restricted stock outstanding for the six months ended June 30, 2008 and 2007 was approximately $2.9 million and $1.3 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock Units
The Company has issued restricted stock units (RSUs) under its stock incentive plans. Annually, each non-employee director is issued a number of RSUs having an aggregate dollar value determined by the Company’s Board of Directors. An RSU represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to RSUs for the six months ended June 30, 2008 and 2007 was approximately $0.4 million and $0.5 million, respectively, which is reflected in general and administrative expenses.

Performance Share Units
The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three-year performance period associated with each PSU grant date. The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.” The PSUs provide for settlement in cash or up to 50% in equivalent value in the Company’s common stock, if the participant has met specified continued service requirements. The Company’s compensation expense related to all outstanding PSUs for the six months ended June 30, 2008 and 2007 was approximately $4.3 million and $3.6 million, respectively, which is reflected in general and administrative expenses. The Company has recorded a current liability of approximately $5.0 million and $5.9 million at June 30, 2008 and December 31, 2007, respectively, for outstanding PSUs, which is reflected in accrued expenses. Additionally, the Company has recorded a long-term liability of approximately $5.2 million and $5.9 million at June 30, 2008 and December 31, 2007, respectively, for outstanding PSUs, which is reflected in other long-term liabilities. During the six month period ended June 30, 2008, the Company paid approximately $2.9 million in cash and issued approximately 74,400 shares of its common stock to its employees to settle PSUs for the performance period ended December 31, 2007.
Employee Stock Purchase Plan
In the third quarter of 2007, the Company adopted employee stock purchase plans under which 1,250,000 shares of common stock were reserved for issuance. Under these stock purchase plans, eligible employees can purchase shares of the Company’s common stock at a discount. The Company received $0.8 million related to shares issued under these plans for the six month period ended June 30, 2008. The Company recorded compensation expense of approximately $148,000 and issued approximately 22,500 shares for the six month period ended June 30, 2008 related to these stock purchase plans.
(3) Earnings per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options that would have a dilutive effect on earnings per share using the treasury stock method, the conversion of restricted stock units into common stock, and common stock required to satisfy the premium on our 1.50% senior exchangeable notes.
In connection with the Company’s outstanding 1.50% senior exchangeable notes, there was a dilutive effect on earnings per share as the average price of the Company’s stock exceeded the initial exchange price of $45.58 per share for the reporting period. The average stock price for the quarter ended June 30, 2008 was $50.05, resulting in an additional 784,000 shares included in the diluted share count for the three months ended June 30, 2008.
(4) Stockholders’ Equity
In March 2008, the Company purchased 250,000 shares of its common stock for an aggregate amount of $8.8 million under its stock repurchase program. In September 2007, the Company’s Board of Directors authorized a $350 million share repurchase program that expires on December 31, 2009. Under the program, the Company can purchase shares through open market transactions at prices deemed appropriate by management.
(5) Acquisitions and Dispositions
On March 14, 2008, the Company completed the sale of 75% of its interest in SPN Resources, LLC (SPN Resources). As part of this transaction, SPN Resources contributed an undivided 25% of its working interest in each of its oil and gas properties to a newly formed subsidiary and then sold all of its equity interest in the subsidiary. SPN Resources then sold 66 2/3% of its outstanding remaining membership interests. These two transactions generated cash proceeds of approximately $168.1 million and resulted in a pre-tax gain of approximately $37.1 million. SPN Resources’ operations constituted substantially all of the Company’s oil and gas segment. Subsequent to March 14, 2008, the Company accounted for its remaining 33 1/3% interest in SPN

Resources using the equity-method within the oil and gas segment. The results of SPN Resources’ operations through March 14, 2008 were consolidated.
Additionally, the Company retained the preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources at the closing. The turnkey contract covers only routine, end of life well abandonment, pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a remaining fixed price of approximately $150 million as of June 30, 2008. Based on current estimates, the work is expected to be performed between 2008 and 2022, with over 90% performed after 2009.
As part of SPN Resources’ acquisition of its oil and gas properties, the Company guaranteed SPN Resources’ performance of its decommissioning liabilities. In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (as amended),” the Company has assigned an estimated value of $2.9 million related to decommissioning performance guarantees, which is reflected in other long-term liabilities. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event that SPN Resources defaults on the decommissioning liabilities existing at the closing date, the total maximum potential obligation under these guarantees is estimated to be approximately $117.3 million, net of the contractual right to receive payments from third-parties, which is approximately $32.4 million, as of June 30, 2008. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled by SPN Resources.
In August 2007, the Company sold the assets of a non-core rental tool business for approximately $16.3 million in cash and $2.0 million in an interest-bearing note receivable. As a result of the sale of these assets, the Company recorded a pre-tax gain on sale of business of approximately $7.5 million in 2007. As certain conditions were met during the six months ended June 30, 2008, the Company received cash of approximately $6.0 million, which resulted in an additional pre-tax gain on sale of the business of approximately $3.3 million.
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
The Company made other business acquisitions, which were not material on an individual or cumulative basis, for cash consideration of $4.1 million in the six months ended June 30, 2008 and $43.3 million in the year ended December 31, 2007. SPN Resources acquired additional oil and gas producing assets in December 2007 for approximately $12.8 million consisting of $8.0 million in cash consideration and exchanged other oil and gas producing assets with a fair value and net book value of approximately $4.8 million. The Company also sold the assets of its field management division in 2007 for approximately $1.8 million in cash. As certain conditions were met during the six months ended June 30, 2008 in conjunction with the sale of this division, the Company received cash of $0.5 million, which resulted in an additional pre-tax gain on sale of the business.
Several of the Company’s prior business acquisitions require future payments if specific conditions are met. As of June 30, 2008, the maximum additional contingent consideration payable was approximately $30.0 million and will be determined and payable through 2012. In the six months ended June 30, 2008, the Company capitalized and paid additional consideration of approximately $0.4 million as a result of prior acquisitions.

(6) Segment Information
Business Segments
The Company has four reportable segments: well intervention, rental tools, marine, and oil and gas. The well intervention segment provides production related services used to enhance, extend and maintain oil and gas production, which include mechanical wireline, hydraulic workover and snubbing, well control, coiled tubing, electric line, pumping and stimulation and well bore evaluation services; well plug and abandonment services, and other oilfield services used to support drilling and production operations. The rental tools segment rents and sells stabilizers, drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. It also provides onsite accommodations and bolting and machining services. The marine segment operates liftboats for production service activities, as well as oil and gas production facility maintenance, construction operations and platform removals. The oil and gas segment acquires mature oil and gas properties and produces and sells any remaining oil and gas reserves. During the six months ended June 30, 2008, the Company sold 75% of its interest in SPN Resources (see note 5). SPN Resources’ operations constituted substantially all the oil and gas segment. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s three other segments. Certain previously reported amounts have been reclassified to conform to the presentation in the current period.
Summarized financial information concerning the Company’s segments for the three and six months ended June 30, 2008 and 2007 is shown in the following tables (in thousands):
Three Months Ended June 30, 2008

	Well	Rental				Consolidated
	Intervention	Tools	Marine	Oil & Gas	Unallocated	Total

Revenues	$296,891	$134,773	$25,991	$—	$—	$457,655
Cost of services, rentals and sales (exclusive of items shown separately below)	161,481	41,335	19,281	—	—	222,097
Depreciation and amortization	17,296	22,279	2,379	—	—	41,954
General and administrative expenses	39,912	23,628	2,886	—	—	66,426
Gain on sale of business	—	—	—	3,058	—	3,058
Income from operations	78,202	47,531	1,445	3,058	—	130,236
Interest expense, net	—	—	—	—	(6,956)	(6,956)
Losses from equity-method investments, net	—	—	—	(7,765)	—	(7,765)

Income (loss) before income taxes	$78,202	$47,531	$1,445	$(4,707)	$(6,956)	$115,515

Three Months Ended June 30, 2007

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$190,542	$123,736	$35,162	$48,164	$(851)	$396,753
Cost of services, rentals and sales (exclusive of items shown separately below)	109,449	39,018	15,357	18,833	(851)	181,806
Depreciation, depletion, amortization and accretion	11,255	16,606	2,205	15,176	—	45,242
General and administrative expenses	27,727	21,472	2,388	2,237	—	53,824
Income from operations	42,111	46,640	15,212	11,918	—	115,881
Interest income (expense), net	—	—	—	322	(7,856)	(7,534)
Earnings from equity-method investments, net	—	—	—	1,164	—	1,164

Income (loss) before income taxes	$42,111	$46,640	$15,212	$13,404	$(7,856)	$109,511

Six Months Ended June 30, 2008

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$531,006	$265,100	$49,080	$55,072	$(1,212)	$899,046
Cost of services, rentals and sales (exclusive of items shown separately below)	293,880	85,435	35,126	12,986	(1,212)	426,215
Depreciation, depletion, amortization and accretion	33,557	43,025	4,452	2,799	—	83,833
General and administrative expenses	75,089	46,684	5,479	8,780	—	136,032
Gain on sale of businesses	500	3,332	—	37,114	—	40,946
Income from operations	128,980	93,288	4,023	67,621	—	293,912
Interest expense, net	—	—	—	—	(15,072)	(15,072)
Losses from equity-method investments, net	—	—	—	(3,808)	—	(3,808)

Income (loss) before income taxes	$128,980	$93,288	$4,023	$63,813	$(15,072)	$275,032

Six Months Ended June 30, 2007

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$367,473	$239,916	$71,028	$85,193	$(3,933)	$759,677
Cost of services, rentals and sales (exclusive of items shown separately below)	204,956	74,534	29,846	36,890	(3,933)	342,293
Depreciation, depletion, amortization and accretion	21,613	31,856	4,393	26,224	—	84,086
General and administrative expenses	52,728	41,810	5,116	5,029	—	104,683
Income from operations	88,176	91,716	31,673	17,050	—	228,615
Interest income (expense), net	—	—	—	613	(15,846)	(15,233)
Losses from equity-method investments, net	—	—	—	(3,842)	—	(3,842)

Income (loss) before income taxes	$88,176	$91,716	$31,673	$13,821	$(15,846)	$209,540

Identifiable Assets

	Well	Rental				Consolidated
	Intervention	Tools	Marine	Oil & Gas	Unallocated	Total

June 30, 2008	$1,199,501	$753,580	$226,474	$71,361	$28,128	$2,279,044

December 31, 2007	$996,946	$687,944	$200,623	$344,667	$27,069	$2,257,249

Geographic Segments
The Company attributes revenue to countries based on the location where services are performed or the destination of the sale of products. Long-lived assets consist primarily of property, plant and equipment and are attributed to the United States or other countries based on the physical location of the asset at the end of a period. The Company’s information by geographic area is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2008	2007	2008	2007
United States	$377,155	$319,647	$741,768	$613,668
Other Countries	80,500	77,106	157,278	146,009

Total	$457,655	$396,753	$899,046	$759,677

	June 30,	December 31,
Long-Lived Assets:	2008	2007
United States	$804,980	$912,376
Other Countries	197,456	174,032

Total	$1,002,436	$1,086,408

(7) Long-Term Contracts
In December 2007, the Company’s wholly-owned subsidiary, Wild Well Control, Inc. (Wild Well), entered into contractual arrangements pursuant to which it will decommission seven downed oil and gas platforms and related well facilities located offshore in the Gulf of Mexico for a fixed sum of $750 million, which is payable in installments upon the completion of specified portions of work. The contract contains certain covenants primarily related to Wild Well’s performance of the work. The work is expected to take approximately three years to complete and began in the first quarter of 2008. The contract for decommissioning these downed platforms and well facilities is recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs. Included in other current assets at June 30, 2008 is approximately $5.4 million of costs and estimated earnings in excess of billings related to this contract.
In connection with the sale of 75% of its interest in SPN Resources, the Company retained the preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources at the closing. This contract covers only routine, end of life well abandonment, pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a remaining fixed price of approximately $150 million as of June 30, 2008. The turnkey contract will consist of numerous, separate billable jobs estimated to be performed between 2008 and 2022. Each job is short term in duration and will be individually recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs.
In July 2006, the Company contracted to construct a derrick barge for a third party for approximately $53.7 million. The contract to construct the derrick barge to the customer’s specifications was recorded on the percentage-of-completion method utilizing engineering estimates and construction progress. This methodology required the Company to make estimates regarding the progress against the project schedule and estimated completion date, both of which impacted the amount of revenue and cost of service the Company recognized in each reporting period. Contract costs primarily included sub-contract and program management costs. This derrick barge was delivered and accepted by the third party in June 2008. As such, there were no billings in excess of costs and estimated earnings related to this contract as of June 30, 2008. Included in accrued expenses at December 31, 2007 is approximately $25.0 million of billings in excess of costs and estimated earnings related to this contract.

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
The Company, where possible and at competitive rates, provides its products and services to assist SPN Resources and Beryl Oil and Gas L.P. (BOG), entities that are accounted for by the Company using the equity-method, in producing and developing their oil and gas properties. The Company also reduces its revenue and its investment in SPN Resources and BOG for its respective ownership interest when products and services are provided to and capitalized by SPN Resources and BOG. The Company records these amounts in revenue as SPN Resources and BOG record the related depreciation and depletion expenses. Prior to the sale of 75% of its interest in SPN Resources, the Company provided operating and administrative support services to BOG and received reimbursement for general and administrative and direct expenses incurred on behalf of BOG.
On March 14, 2008, the Company sold 75% of its original interest in SPN Resources (see note 5). The Company’s equity-method investment balance in SPN Resources is approximately $41.6 million at June 30, 2008. The Company recorded losses from its equity-method investment in SPN Resources of approximately $6.6 million from the date of sale through June 30, 2008. The Company has a receivable from SPN Resources of approximately $4.7 million at June 30, 2008. The Company also recorded revenue of approximately $6.2 million from SPN Resources from the date of sale through June 30, 2008. The Company recorded a net decrease in revenue and its investment in SPN Resources of approximately $0.3 million from the date of sale through June 30, 2008.
The Company owns a 40% interest in BOG. The Company’s total cash contribution for its equity-method investment in BOG was approximately $57.8 million. The Company has not made additional contributions since its initial investment. The Company’s equity-method investment balance in BOG is approximately $29.7 million at June 30, 2008 and $56.0 million at December 31, 2007. The Company recorded earnings from its equity-method investment in BOG of approximately $2.8 million for the six months ended June 30, 2008. During the six month period ended June 30, 2007, the Company recorded approximately $3.8 million of losses from its equity-method investment in BOG. The Company has a receivable from BOG of approximately $0.3 million at June 30, 2008 and $1.9 million at December 31, 2007. The Company offset its general and administrative expenses by approximately $0 and $2.5 million for the reimbursements due from BOG for the six months ended June 30, 2008 and 2007, respectively. The Company also recorded revenue of approximately $0.6 million and $5.3 million from BOG for the six months ended June 30, 2008 and 2007, respectively. The Company recorded a net increase in revenue and its investment in BOG of approximately $0.1 for the six months ended June 30, 2008. For the six months ended June 30, 2007, the Company recorded a net reduction in revenue and its investment in BOG of approximately $0.5 million.
Also included in equity-method investments at June 30, 2008 and December 31, 2007 is approximately a $1 million investment for a 50% ownership in a company that owns an airplane. Earnings from the equity-method investment in this company were not material for the six months ended June 30, 2008 or 2007. The Company recorded approximately $0.1 million in expense to lease the airplane (exclusive of operating costs) from this company for the six months ended June 30, 2008 and 2007.
(9) Debt
The Company has a $250 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At June 30, 2008, the Company had no borrowings under the revolving credit facility, but it had approximately $22.4 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this credit facility. Amounts borrowed under the credit facility bear interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At June 30, 2008, the Company was in compliance with all such covenants.
The Company has $15.4 million outstanding at June 30, 2008, in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000, on every June 3rd and December 3rd through the maturity date of June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with this agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. At June 30, 2008, the Company was in compliance with all such covenants.
The Company has $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on every June 1st and December 1st through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At June 30, 2008, the Company was in compliance with all such covenants.
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

(10) Other Comprehensive Income
The following tables reconcile the change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 (amounts in thousands):

	Three Months Ended
	June 30,
	2008	2007

Accumulated other comprehensive income, March 31, 2008 and 2007, respectively	$3,780	$9,846

Other comprehensive income (loss):
Other comprehensive income (loss), net of tax

Hedging activities:
Unrealized loss on equity-method investments’ hedging activities, net of tax of ($6,944)	(11,824)	—
Foreign currency translation adjustment	269	2,900

Total other comprehensive income (loss)	(11,555)	2,900

Accumulated other comprehensive income (loss), June 30, 2008 and 2007, respectively	$(7,775)	$12,746

	Six Months Ended
	June 30,
	2008	2007

Accumulated other comprehensive income, December 31, 2007 and 2006, respectively	$9,078	$10,288

Other comprehensive income (loss):
Other comprehensive income (loss), net of tax

Hedging activities:
Unrealized loss on equity-method investments’ hedging activities, net of tax of ($10,796)	(18,383)	—
Foreign currency translation adjustment	1,530	2,458

Total other comprehensive income (loss)	(16,853)	2,458

Accumulated other comprehensive income (loss), June 30, 2008 and 2007, respectively	$(7,775)	$12,746

(11) Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48) on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment to the liability for unrecognized income tax benefits that existed as of December 31, 2006.
It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The number of years that are open under the statue of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2003.

The Company had approximately $7.0 million of unrecorded tax benefits at June 30, 2008 and December 31, 2007, all of which would impact the Company’s effective tax rate if recognized. The unrecorded tax benefits are not considered material to the Company’s financial position.
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
The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2008 (amounts in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Money market funds	$79,467	$79,467	$—	$—
Non-qualified deferred compensation assets	$9,815	$—	$9,815	$—
Non-qualified deferred compensation liabilities	$10,130	$—	$10,130	$—
The Company invests excess cash from its operating cash accounts in money market funds and reflects these amounts within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested. The Company’s nonqualified deferred compensation plan allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The Company entered into a separate trust agreement, subject to general creditors, to segregate the assets of the plan and reports the accounts of the trust in its condensed consolidated financial statements. These investments are reported at fair value based on third party broker statements which represents Level 2 in the FAS No. 157 fair value hierarchy. The realized and unrealized holding gains and losses related to money market funds and non-qualified deferred compensation assets are recorded in interest expense, net. The realized and unrealized holding gains and losses related to non-qualified deferred compensation liabilities are recorded in general and administrative expenses.
(14) Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 162 (FAS No. 162), “The Hierarchy of Generally Accepted Accounting Principles.” FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. FAS No. 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of FAS No. 162 to have an impact on its results of operations and financial position.
In May 2008, the Financial Accounting Standards Board issued its Staff Position APB No. 14-1 (FSP APB No. 14-1) “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the proceeds from the issuance of exchangeable debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The provisions of FSP APB No. 14-1 are effective for fiscal years beginning after December 15, 2008 and will require retrospective application. FSP APB No. 14-1 will change the accounting treatment for the Company’s 1.50% senior exchangeable notes and impact the Company’s results of operations due to an increase in non-cash interest expense beginning in 2009 for financial statements covering past and future periods. The Company is currently evaluating the impact the adoption of FSP APB No. 14-1 will have on its results of operations and financial position.
In April 2008, the Financial Accounting Standards Board issued its Staff Position No. FAS 142-3 (FSP FAS No. 142-3), “Determination of the Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141(R), and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of FSP FAS No. 142-3 will have on its results of operations and financial position.
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
In December 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 141(R) (FAS No. 141(R)), “Business Combinations (as amended).” FAS No. 141(R) requires an acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date fair value. Additionally, contingent consideration and contractual contingencies shall be measured at acquisition date fair value. FAS No. 141(R) also requires an acquirer to disclose all of the information users may need to evaluate and understand the nature and financial effect of the business combination. Such information includes, among other things, a description of the factors comprising goodwill recognized in the transaction, the acquisition date fair value of the consideration, including contingent consideration, amounts recognized at the acquisition date for each major class of assets acquired and liabilities assumed, transactions not considered to be part of the business combination (i.e., separate transactions), and acquisition-related costs. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after

December 15, 2008 (for any acquisitions closed on or after January 1, 2009 for the Company), and early adoption is not permitted. FAS No. 141(R) will impact the accounting for business combinations closed on or after January 1, 2009.
In December 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 160 (FAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of FAS No. 160 will have on its results of operations and financial position.

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
Executive Summary
During the second quarter of 2008, revenue was $457.7 million, our highest quarterly revenue in Company history, while income from operations was $130.2 million, net income was $73.9 million and diluted earnings per share was $0.89. Included in the $7.8 million loss from equity-method investments in the second quarter of 2008 is a $19.9 million, pre-tax, loss associated with mark-to-market changes in the value of outstanding derivative contracts put in place by SPN Resources. The results also include $3.1 million, pre-tax, of gain on sale of business related to post-closing adjustments associated with the sale of 75% of the Company’s interest in SPN Resources.
Well intervention segment revenue was $296.9 million, a 27% increase over the first quarter of 2008, and income from operations was $78.2 million, a 54% increase over the first quarter of 2008. The increases in revenue and income from operations are primarily due to significant increases in project management services associated with the first full quarter of work on a large-scale decommissioning project announced early in the first quarter of 2008. Additionally, revenue increased as a result of seasonal increases in demand for certain services. For instance, we experienced higher utilization of coiled tubing and electric line services in certain domestic land markets, increased Gulf of Mexico activity for electric line, pumping and stimulation, hydraulic workover / snubbing, and plug and abandonment services, and increased international well control work. Income from operations as a percentage of revenue increased to 26% from 22% in the most recent quarter due to the higher activity levels and the fixed cost nature of many of our services.
In our rental tools segment, revenue was $134.8 million, a 3% increase as compared to the first quarter of 2008, and income from operations was $47.5 million, a 4% increase from the first quarter of 2008. We benefited from an increase in the number of rigs drilling for oil and natural gas. As a result, demand for stabilization equipment increased in all three major market areas (Gulf of Mexico, domestic land and international). We also experienced an increase in drill pipe rentals and other specialty tubular products in the Gulf of Mexico and internationally in Colombia and Venezuela. Seasonal activity increases in the Gulf of Mexico also led to higher demand for our connecting iron, accommodations and mechanical cutting tools. Income from operations as a percentage of revenue was essentially unchanged from the first quarter of 2008. However, the first quarter of 2008 included $3.3 million in gain on the sale of a business. We experienced higher margins on several rental items due to an increase in rental volume over the prior quarter.
In our marine segment, revenue was $26.0 million and income from operations was $1.4 million. This represents a 13% increase in revenue and a 44% decrease in income from operations as compared to the most recent quarter. Our utilization increased to 57% from 49% in the first quarter of 2008, which was the primary factor driving the revenue increase. However, cost of services excluding depreciation increased 22% due to a sharp increase in maintenance expense as well as higher direct costs.
Losses from equity-method investments were $7.8 million as compared to income of $4.0 million in the first quarter of 2008. The second quarter of 2008 was the first full quarter in which we accounted for our remaining interest in SPN Resources as an equity-method investment. The income from operations of these investments increased due to the content change as well as higher oil and gas production and realized prices, but were more than offset by the $19.9 million of our share of non-cash, unrealized losses associated with mark-to-market changes in the value of outstanding hedging contracts put in place by SPN Resources.
Comparison of the Results of Operations for the Three Months Ended June 30, 2008 and 2007
For the three months ended June 30, 2008, our revenues were $457.7 million, resulting in net income of $73.9 million, or $0.89 diluted earnings per share. Included in the $7.8 million loss from equity-method investments is a $19.9 million, pre-tax, loss associated with mark-to-market changes in the value of outstanding derivative contracts put in place by SPN Resources. The results also included a pre-tax gain of $3.1 million associated with post closing adjustments on the sale of our 75% interest in SPN Resources that occurred on March 14, 2008. For the three months ended June 30, 2007, revenues were $396.8 million and net income was $70.1 million, or $0.85 diluted earnings per share. Revenue was higher in the well intervention and rental tools segments as a result of increased production-related projects and drilling activities worldwide, recent acquisitions, work related to a large-scale decommissioning project, and continued expansion of our rental tool business. Revenue decreased significantly in our marine segment due to lower utilization as a result of market conditions resulting in less work in the Gulf of Mexico. Cost of services increased significantly in our marine segment due to an increase in liftboat maintenance expenses and higher direct costs. No activity was recorded in our oil and gas segment for the three months ended June 30, 2008 as we sold 75% of our interest in SPN Resources on March 14, 2008.
The following table compares our operating results for the three months ended June 30, 2008 and 2007. Cost of services, rentals and sales exclude depreciation, depletion, amortization and accretion for each of our four business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by our three other segments.

	Revenue			Cost of Services, Rentals and Sales
	2008	2007	Change	2008	%	2007	%	Change
Well Intervention	$296,891	$190,542	$106,349	$161,481	54%	$109,449	57%	$52,032
Rental Tools	134,773	123,736	11,037	41,335	31%	39,018	32%	2,317
Marine	25,991	35,162	(9,171)	19,281	74%	15,357	44%	3,924
Oil and Gas	—	48,164	(48,164)	—	—	18,833	39%	(18,833)
Less: Oil and Gas Elim.	—	(851)	851	—	—	(851)	—	851

Total	$457,655	$396,753	$60,902	$222,097	49%	$181,806	46%	$40,291

The following provides a discussion of our results on a segment basis.
Well Intervention Segment
Revenue for our well intervention segment was $296.9 million for the three months ended June 30, 2008, as compared to $190.5 million for the same period in 2007. Cost of services decreased to 54% of segment revenue for the three months ended June 30, 2008 from 57% for the same period in 2007. Our increase in revenue and profitability is primarily attributable to project management and marine engineering services associated with a large scale decommissioning project. We also saw an increase in our coiled tubing and electric line services. Our international revenue for the well intervention segment increased 5% to approximately $38.8 million for the quarter ended June 30, 2008 over the same period of 2007 primarily due to acquisitions.
Rental Tools Segment
Revenue for our rental tools segment for the three months ended June 30, 2008 was $134.8 million, a 9% increase over the same period in 2007. Cost of rentals and sales percentage decreased slightly to 31% for the three months ended June 30, 2008 from 32% for the same period of 2007. We experienced significant increases in revenue from rentals of our stabilizers and drill pipe. The increases are a result of expansion of rental products through capital expenditures and increased activity in the Gulf of Mexico. Our Gulf of Mexico revenue for the rental tools segment increased 17% to approximately $49.2 million for the quarter ended June 30, 2008 over the same period of 2007.
Marine Segment
Our marine segment revenue for the three months ended June 30, 2008 decreased 26% to $26.0 million over the same period in 2007. Conversely, our cost of service percentage increased by 26% for the three months ended June 30, 2008 from the same period in 2007 due to lower utilization, increased liftboat maintenance costs and direct expenses. We use periods of lower utilization as an opportunity to perform required maintenance to our liftboat fleet. Due to the high fixed costs, other than maintenance, associated with this segment, cost of services does not fluctuate proportionately with revenue. The fleet’s average utilization decreased to approximately 57% for the second quarter of 2008 from 77% in the same period in 2007. The fleet’s average dayrate decreased 6% to approximately $16,300 in the second quarter of 2008 from $17,300 in the second quarter of 2007 in spite of higher operating costs.
Oil and Gas Segment
On March 14, 2008, we sold 75% of our interest in SPN Resources for approximately $165 million, subject to certain post-closing adjustments. During the three months ended June 30, 2008, we received an additional $3.1 million associated with post-closing adjustments and recorded a pre-tax gain on sale of business for the same amount. SPN Resources represented substantially all of our operating oil and gas segment. Subsequent to March 14, 2008, we have accounted for our remaining interest in SPN Resources using the equity-method within the oil and gas segment. Additionally, we retained preferential rights on certain service work and have a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources on March 14, 2008.
Depreciation and Amortization
Depreciation and amortization decreased to $42.0 million in the three months ended June 30, 2008 from $45.2 million in the same period in 2007. Depreciation and amortization expense related to our well intervention and rental segments for the three months ended June 30, 2008 increased $11.7 million, or 42%, for the same period in 2007. The increase in depreciation and amortization expense for these segments is primarily attributable to our 2008 and 2007 capital expenditures. Depreciation expense related to the marine segment remained essentially constant. As we sold 75% of our interest in SPN Resources on March 14, 2008 and subsequently accounted for our remaining interest using the equity-method within the oil and gas segment, we did not record any depreciation, depletion and accretion for our oil and gas segment for the three months ended June 30, 2008.

General and Administrative Expenses
General and administrative expenses increased to $66.4 million for the three months ended June 30, 2008 from $53.8 million for the same period in 2007. General and administrative expense related to our well intervention and rental segments for the three months ended June 30, 2008 increased $14.3 million, or 29%, from the same period in 2007. The increase in general and administrative expense is primarily related to increased expenses associated with our geographic expansion, acquisitions, increased bonus and compensation expenses due to our improved performance and additional infrastructure to enhance our growth. General and administrative expenses increased to 15% of revenue for the three months ended June 30, 2008 from 14% for the same period in 2007.
Comparison of the Results of Operations for the Six Months Ended June 30, 2008 and 2007
For the six months ended June 30, 2008, our revenues were $899.0 million, resulting in net income of $176.0 million, or $2.14 diluted earnings per share. Included in the $3.8 million loss from equity-method investments is a $19.9 million, pre-tax, loss associated with the mark-to-market changes in the outstanding derivative contracts put in place by SPN Resources. The results also included a pre-tax gain of $40.9 million from the sale of businesses. For the six months ended June 30, 2007, revenues were $759.7 million and net income was $134.1 million, or $1.63 diluted earnings per share. Included in the $3.8 million loss from equity-method investments for the six months ended June 30, 2007 is a $2.5 million, pre-tax, loss associated with mark-to-market changes in outstanding derivative contracts. Revenue was higher in the well intervention and rental tools segments as a result of increased production-related projects and drilling activities worldwide, recent acquisitions, work related to a large-scale decommissioning project, and continued expansion of our rental tool business. Revenue decreased significantly in our marine segment due to lower utilization as a result of market conditions resulting in less work in the Gulf of Mexico. Cost of services increased significantly in our marine segment due to an increase in liftboat maintenance expenses and higher direct costs. Revenues and cost of sales in our oil and gas segment were significantly lower as we sold 75% of our interest in SPN Resources on March 14, 2008.
The following table compares our operating results for the six months ended June 30, 2008 and 2007. Cost of services, rentals and sales exclude depreciation, depletion, amortization and accretion for each of our four business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by our three other segments.

	Revenue			Cost of Services, Rentals and Sales
	2008	2007	Change	2008	%	2007	%	Change
Well Intervention	$531,006	$367,473	$163,533	$293,880	55%	$204,955	56%	$88,925
Rental Tools	265,100	239,916	25,184	85,435	32%	74,534	31%	10,901
Marine	49,080	71,028	(21,948)	35,126	72%	29,846	42%	5,280
Oil and Gas	55,072	85,193	(30,121)	12,986	24%	36,891	43%	(23,905)
Less: Oil and Gas Elim.	(1,212)	(3,933)	2,721	(1,212)	—	(3,933)	—	2,721

Total	$899,046	$759,677	$139,369	$426,215	47%	$342,293	45%	$83,922

The following provides a discussion of our results on a segment basis.
Well Intervention Segment
Revenue for our well intervention segment was $531.0 million for the six months ended June 30, 2008, as compared to $367.5 million for the same period in 2007. The costs of services and sales percentage remained relatively constant for the six months ended June 30, 2008 and 2007. Our increase in revenue and profitability is primarily attributable to project management and marine engineering services associated with a large-scale decommissioning project. We also saw an increase in our coiled tubing services. Our international revenue for the well intervention segment increased 11% to approximately $76.3 million for the six months ended June 30, 2008 over the same period of 2007 primarily due to acquisitions.

Rental Tools Segment
Revenue for our rental tools segment for the six months ended June 30, 2008 was $265.1 million, an 11% increase over the same period in 2007. Cost of rental and sales percentage increased slightly to 32% for the six months ended June 30, 2008 from 31% for the same period of 2007. We experienced significant increases in revenue from our stabilizers, drill pipe and on-site accommodations. The increases are a result of expansion of rental products through capital expenditures and increased activity worldwide. Our largest geographic revenue improvements were in the Gulf of Mexico where revenue increased 17% to approximately $94.2 million for the six months ended June 30, 2008 over the same period of 2007.
Marine Segment
Our marine segment revenue for the six months ended June 30, 2008 decreased 31% over the same period in 2007 to $49.1 million. Conversely, cost of services percentage increased by 18% for the six months ended June 30, 2008 from the same period in 2007 due to lower utilization, increased liftboat maintenance costs and higher direct costs. We use periods of lower utilization as an opportunity to perform required maintenance to our liftboat fleet. Due to the high fixed costs, other than maintenance, associated with this segment, cost of services does not fluctuate proportionately with revenue. The fleet’s average utilization decreased to approximately 53% for the first six months of 2008 from 76% in the same period in 2007. The fleet’s average dayrate decreased 11% to approximately $16,200 for the first six months of 2008 from $18,200 in the same period of 2007 in spite of higher operating costs.
Oil and Gas Segment
During the six months ended June 30, 2008, we sold 75% of our interest in SPN Resources for approximately $168.1 million and recorded a pre-tax gain on sale of this business of approximately $37.1 million. SPN Resources represented substantially all of our operating oil and gas segment. Subsequent to the sale of our interest on March 14, 2008, we have accounted for our remaining interest in SPN Resources using the equity-method within the oil and gas segment. Additionally, we retained preferential rights on certain service work and have a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources on March 14, 2008.
Oil and gas revenues were $55.1 million in the two and one-half months ended March 14, 2008, as compared to $85.2 million for the six months ended June 30, 2007. For the two and one-half months ended March 14, 2008, production was approximately 793,000 boe, as compared to approximately 1,585,000 boe for the six months ended June 30, 2007. Cost of sales percentage decreased significantly to 24% for the two and one-half months ended March 14, 2008 from 43% for six months ended June 30, 2007 due to an increase in commodity prices coupled with higher production.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion remained essentially constant at $83.8 million for the six months ended June 30, 2008 as compared to $84.1 million in the same period in 2007. Depreciation and amortization expense related to our well intervention and rental segments for the six months ended June 30, 2008 increased $23.1 million, or 43%, for the same period in 2007. The increase in depreciation and amortization expense for these segments is primarily attributable to our 2008 and 2007 capital expenditures. Depreciation expense related to the marine segment remained essentially constant. Depreciation, depletion and accretion for our oil and gas segment decreased $23.4 million, or 89%, in the six months ended June 30, 2008 as compared to the same period in 2007. As a result of the sale of our 75% interest in SPN Resources on March 14, 2008, we ceased the depreciation, depletion and accretion for this segment when these assets were identified as available for sale. Subsequent to the sale, we accounted for our remaining interest using the equity-method within the oil and gas segment.

General and Administrative Expenses
General and administrative expenses increased to $136.0 million for the six months ended June 30, 2008 from $104.7 million for the same period in 2007. General and administrative expense related to our well intervention and rental segments for the six months ended June 30, 2008 increased $27.2 million, or 29%, from the same period in 2007. The increase in general and administrative expense is primarily related to increased expenses associated with our geographic expansion, acquisitions, increased bonus and compensation expenses due to our improved performance and additional infrastructure to enhance our growth. General and administrative expenses increased to 15% of revenue for the six months ended June 30, 2008 from 14% for the same period in 2007.
Liquidity and Capital Resources
In the six months ended June 30, 2008, we generated net cash from operating activities of $130.5 million as compared to $214.0 million in the same period of 2007. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under our revolving credit facility. We had cash and cash equivalents of $119.1 million at June 30, 2008 compared to $51.6 million at December 31, 2007.
We made $209.0 million of capital expenditures during the six months ended June 30, 2008. Approximately $86.2 million was used to expand and maintain our rental tool equipment inventory, approximately $37.1 million was spent on our marine segment and approximately $72.1 million was used to expand and maintain the asset base of our well intervention segment.
During the six months ended June 30, 2008, we sold 75% of our interest in SPN Resources for approximately $168.1 million. In connection with the disposition of our controlling interest in SPN Resources, we retained performance guarantees related to SPN Resources’ decommissioning liabilities. Additionally, we retained the preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources at the closing. The turnkey contract covers only routine, end of life well abandonment, pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a remaining fixed price of approximately $150 million as of June 30, 2008. The turnkey contract consists of numerous, separate billable jobs estimated to be performed between 2008 and 2022. Subsequent to the end of quarter, we received $17 million from SPN Resources as a capital distribution.
In connection with the sale of assets of a non-core rental tool business in August 2007 and certain conditions being met during the six months ended June 30, 2008, we received approximately $6.0 million of additional cash consideration, which resulted in an additional pre-tax gain on sale of business of approximately $3.3 million.
In April 2008, we contracted to purchase a 50% interest in four 265 ft. liftboats for approximately $52 million with scheduled delivery dates through 2010. Through June 30, 2008, we have spent approximately $29.6 million for our 50% interest in these liftboats.
We currently believe that we will spend approximately $160 to $170 million of capital expenditures, excluding acquisitions, during the remaining six months of 2008. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
We have a $250 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At June 30, 2008, we had no borrowings under the bank credit facility, but we had approximately $22.4 million of letters of credit outstanding, which reduces our borrowing capacity under this credit facility. Borrowings under the credit facility bear interest at a LIBOR rate plus margins that depend on our leverage ratio. As of August 4, 2008, we had no borrowings outstanding under this facility. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness.

We have $15.4 million outstanding at June 30, 2008 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through the maturity date of June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements.
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

The following table summarizes our contractual cash obligations and commercial commitments at June 30, 2008 (amounts in thousands) for our long-term debt (including estimated interest payments), operating leases and contractual obligations. We do not have any other material obligations or commitments.

	Remaining
	Six Months
Description	2008	2009	2010	2011	2012	2013	Thereafter

Long-term debt, including estimated interest payments	$14,214	$28,388	$28,336	$27,783	$27,231	$27,179	$791,168
Operating leases	5,881	11,076	7,922	4,924	3,063	1,662	16,992
Vessel construction	46,024	15,340	545	—	—	—	—

Total	$66,119	$54,804	$36,803	$32,707	$30,294	$28,841	$808,160

We have no other off-balance sheet arrangements other than operating leases, performance guarantees related to SPN Resources’ decommissioning liabilities (see note 5 of financial statements), and the potential additional consideration that may be payable as a result of the future operating performances of several acquisitions. At June 30, 2008, the maximum additional consideration payable for these acquisitions was approximately $30 million. We do not have any other financing arrangements that are required under generally accepted accounting principles to be reflected in our financial statements.
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
New Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 162 (FAS No. 162), “The Hierarchy of Generally Accepted Accounting Principles.” FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. FAS No. 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of FAS No. 162 to have an impact on our results of operations and financial position.
In May 2008, the Financial Accounting Standards Board issued its Staff Position APB No. 14-1 (FSP ABP No. 14-1) “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement).” FSP ABP No. 14-1 requires the proceeds from the issuance of exchangeable debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The provisions of FSP ABP No. 14-1 are effective for fiscal years beginning after December 15, 2008 and will require retrospective application. FSP ABP No. 14-1 will change the accounting treatment for our 1.50% senior exchangeable notes and impact our results of operations due to an increase in non-cash interest expense beginning in 2009 for financial statements covering past and future periods. We are currently evaluating the impact the adoption of FSP ABP No. 14-1 will have on its results of operations and financial position.
In April 2008, the Financial Accounting Standards Board issued its Staff Position No. FAS 142-3 (FSP FAS No. 142-3), “Determination of the Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141(R), and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, that the adoption of FSP FAS No. 142-3 will have on its results of operations and financial position.
In March 2008, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 161 (FAS No. 161), “Disclosures about Derivative Instruments and Hedging Activities.” FAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. We are currently evaluating the impact, if any, that the adoption of FAS No. 161 will have on our results of operations and financial position.
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
In December 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 160 (FAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that FAS No. 160 will have on our results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rates
Because we operate in a number of countries throughout the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for our international operations, other than our operations in the United Kingdom, Germany and the Netherlands, is the U.S. dollar, but a portion of the revenues from our foreign operations is paid in foreign currencies. The effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations are also generally denominated in the same currency. We continually monitor the currency exchange risks associated with all contracts not denominated in the U.S. dollar. Any gains or losses associated with such fluctuations have not been material.
We do not hold derivatives for trading purposes or use derivatives with complex features. Assets and liabilities of our subsidiaries in the United Kingdom, Germany and the Netherlands are translated at current exchange rates, while income and expense are translated at average rates for the period. Translation gains and losses are reported as the foreign currency translation component of accumulated other comprehensive income (loss) in stockholders’ equity.
When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to three months. We do not enter into forward foreign exchange contracts for trading purposes. At June 30, 2008, we had entered into foreign currency forward contracts to hedge exposure to currency fluctuations between the British Sterling Pound and the Euro. These contracts are not designated as hedges, for hedge accounting, and are marked to market each period. Based on exchange rates as of June 30, 2008, we recorded an immaterial gain to adjust these foreign contracts to their fair market value. The counterparties to the forward contracts are major financial institutions. In the unlikely event that the counterparties fail to meet the terms of the forward contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At June 30, 2008, none of our long-term debt outstanding had variable interest rates, and we had no interest rate risks at that time.
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
There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of our stockholders was held on May 21, 2008.

(b)	At the annual meeting, the stockholders elected Harold J. Bouillion, Enoch L. Dawkins, James M. Funk, Terence E. Hall, Ernest E. Howard, III, Richard A. Pattarozzi, and Justin L. Sullivan to serve as directors until the next annual meeting of stockholders.

(c)	At the annual meeting, our stockholders:
(i)	Elected seven directors with the following number of votes cast for and withheld from such nominees:

Director	For	Withheld
Harold J. Bouillion	66,054,216	8,878,836
Enoch L. Dawkins	61,862,046	13,071,006
James M. Funk	65,959,933	8,973,119
Terence E. Hall	65,604,325	9,328,727
Ernest E. Howard, III	62,475,634	12,457,418
Richard A. Pattarozzi	65,813,454	9,119,598
Justin L. Sullivan	65,472,887	9,460,165
(ii)	Ratified the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2008. The number of votes cast for and against this proposal, as well as the number of abstentions and non-votes, is as follows:

For	Against	Abstentions	Non-Votes
73,310,509	1,579,423	43,121	—
Item 6. Exhibits
(a)	The following exhibits are filed with this Form 10-Q:

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 12, 2007).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: August 8, 2008	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)