Form 10-Q
period 2008-09-30
SUPERIOR ENERGY SERVICES INC
filed 2008-11-07
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File No. 001-34037
SUPERIOR ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2379388 (I.R.S. Employer Identification No.)

601 Poydras, Suite 2400 New Orleans, Louisiana (Address of principal executive offices)	70130 (Zip Code)
Registrant’s telephone number, including area code: (504) 587-7374
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on October 31, 2008 was 77,528,245.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(in thousands, except share data)

	9/30/08	12/31/07
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$128,169	$51,649
Accounts receivable, net	383,813	343,334
Current portion of notes receivable	—	15,584
Prepaid expenses	19,888	19,641
Other current assets	110,403	40,797

Total current assets	642,273	471,005

Property, plant and equipment, net	1,055,310	1,086,408
Goodwill	483,266	484,594
Notes receivable	—	16,732
Equity-method investments	108,153	56,961
Intangible and other long-term assets, net	133,880	141,549

Total assets	$2,422,882	$2,257,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$78,394	$69,510
Accrued expenses	158,489	177,779
Income taxes payable	50,592	7,520
Current portion of decommissioning liabilities	—	36,812
Current maturities of long-term debt	810	810

Total current liabilities	288,285	292,431

Deferred income taxes	198,584	163,338
Decommissioning liabilities	—	88,158
Long-term debt, net	711,110	711,151
Other long-term liabilities	26,578	21,492

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 79,453,092 shares at September 30, 2008, and 80,671,650 shares at December 31, 2007	79	81
Additional paid in capital	357,826	401,455
Accumulated other comprehensive income (loss), net	(5,521)	9,078
Retained earnings	845,941	570,065

Total stockholders’ equity	1,198,325	980,679

Total liabilities and stockholders’ equity	$2,422,882	$2,257,249

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2008 and 2007
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	2008	2007	2008	2007
Oilfield service and rental revenues	$490,282	$347,228	$1,334,256	$1,021,712
Oil and gas revenues	—	51,696	55,072	136,889

Total revenues	490,282	398,924	1,389,328	1,158,601

Cost of oilfield services and rentals	236,610	159,683	649,839	465,085
Cost of oil and gas sales	—	18,954	12,986	55,845

Total cost of services, rentals and sales (exclusive of items shown separately below)	236,610	178,637	662,825	520,930

Depreciation, depletion, amortization and accretion	44,842	49,881	128,675	133,967
General and administrative expenses	68,379	57,150	204,411	161,833
Gain on sale of businesses	—	7,483	40,946	7,483

Income from operations	140,451	120,739	434,363	349,354

Other income (expense):
Interest expense, net	(7,593)	(7,402)	(22,665)	(22,635)
Earnings (losses) from equity-method investments, net	23,167	1,395	19,359	(2,447)

Income before income taxes	156,025	114,732	431,057	324,272

Income taxes	56,169	39,682	155,181	115,116

Net income	$99,856	$75,050	$275,876	$209,156

Basic earnings per share	$1.24	$0.92	$3.42	$2.58

Diluted earnings per share	$1.22	$0.91	$3.36	$2.53

Weighted average common shares used in computing earnings per share:
Basic	80,538	81,470	80,691	81,053
Incremental common shares from stock-based compensation	1,307	1,323	1,350	1,468

Diluted	81,845	82,793	82,041	82,521

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
(in thousands)
(unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$275,876	$209,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	128,675	133,967
Deferred income taxes	35,716	32,459
Non-cash stock-based and performance share unit compensation expense	9,466	8,995
(Earnings) losses from equity-method investments, net of cash received	(2,121)	2,447
Amortization of debt acquisition costs and note discount	2,762	2,669
Gain on sale of businesses	(40,946)	(7,483)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(96,741)	(35,028)
Accounts payable	10,391	(861)
Accrued expenses	1,633	28,496
Decommissioning liabilities	(6,160)	(2,303)
Income taxes	43,273	5,817
Other, net	(55,282)	6,779

Net cash provided by operating activities	306,542	385,110

Cash flows from investing activities:
Payments for capital expenditures	(324,318)	(325,868)
Acquisitions of businesses, net of cash acquired	(4,487)	(79,624)
Cash proceeds from sale of businesses, net of cash sold	155,312	18,100
Other	(1,332)	8,981

Net cash used in investing activities	(174,825)	(378,411)

Cash flows from financing activities:
Principal payments on long-term debt	(405)	(405)
Payment of debt acquisition costs	—	(83)
Proceeds from exercise of stock options	4,274	8,422
Tax benefit from exercise of stock options	5,411	9,135
Proceeds from issuance of stock through employee benefit plans	1,191	324
Purchase and retirement of stock	(64,203)	—

Net cash provided by (used in) financing activities	(53,732)	17,393

Effect of exchange rate changes on cash	(1,465)	747

Net increase in cash	76,520	24,839

Cash and cash equivalents at beginning of period	51,649	38,970

Cash and cash equivalents at end of period	$128,169	$63,809

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2008 and 2007
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
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and nine months ended September 30, 2008 and 2007 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2008 presentation.
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
Stock Options
The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the nine months ended September 30, 2008 and 2007 was approximately $2.0 million and $1.1 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock
The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions declared thereon. The Company’s compensation expense related to shares of restricted stock outstanding for the nine months ended September 30, 2008 and 2007 was approximately $3.7 million and $1.9 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock Units
The Company has issued restricted stock units (RSUs) to its non-employee directors under its stock incentive plans. Annually, each non-employee director is issued a number of RSUs having an aggregate dollar value determined by the Company’s Board of Directors. A RSU represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to RSUs for the nine months ended September 30, 2008 and 2007 was approximately $0.6 million and $0.7 million, respectively, which is reflected in general and administrative expenses.

Performance Share Units
The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three year performance period associated with each PSU grant date. The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.” The PSUs provide for settlement in cash or up to 50% in equivalent value in the Company’s common stock, if the participant has met specified continued service requirements. The Company’s compensation expense related to all outstanding PSUs for the nine months ended September 30, 2008 and 2007 was approximately $5.9 million and $5.2 million, respectively, which is reflected in general and administrative expenses. The Company has recorded a current liability of approximately $5.4 million and $5.9 million at September 30, 2008 and December 31, 2007, respectively, for outstanding PSUs, which is reflected in accrued expenses. Additionally, the Company has recorded a long-term liability of approximately $6.3 million and $5.9 million at September 30, 2008 and December 31, 2007, respectively, for outstanding PSUs, which is reflected in other long-term liabilities. During the nine month period ended September 30, 2008, the Company paid approximately $2.9 million in cash and issued approximately 74,400 shares of its common stock to its employees to settle PSUs for the performance period ended December 31, 2007.
Employee Stock Purchase Plan
In the third quarter of 2007, the Company adopted employee stock purchase plans under which an aggregate of 1,250,000 shares of common stock were reserved for issuance. Under these stock purchase plans, eligible employees can purchase shares of the Company’s common stock at a discount. The Company received $1.2 million and $0.3 million related to shares issued under these plans for the nine month period ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the Company recorded compensation expense of approximately $200,000 and $60,000, respectively, which is reflected in general and administrative expenses. Additionally, the Company issued approximately 32,600 and 10,200 shares for the nine month period ended September 30, 2008 and 2007, respectively, related to these stock purchase plans.
(3) Earnings per Share
Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in the same manner as basic earnings per share, except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options that would have a dilutive effect on earnings per share using the treasury stock method and the conversion of restricted stock units into common stock.
In connection with the Company’s outstanding 1.50% senior exchangeable notes, there could be a dilutive effect on earnings per share if the average price of the Company’s stock exceeds the initial exchange price of $45.58 per share for the reporting period.  In the event the Company’s common stock exceeds the initial exchange price of $45.58 per share, for the first $1.00 the price exceeds $45.58, the dilutive effect can be as much as 188,400 shares. The senior exchangeable notes did not have a dilutive effect for the three or nine months ended September 30, 2008.
(4) Stockholders’ Equity
In September 2007, the Company’s Board of Directors authorized a $350 million share repurchase program that expires on December 31, 2009. Under this program, the Company can purchase shares through open market transactions at prices deemed appropriate by management. In September 2008, the Company purchased 1,520,000 shares of its common stock at an average price of $36.45, or approximately $55.4 million in the aggregate. For the nine months ended September 30, 2008, the Company purchased a total of 1,770,000 shares of its common stock at an average price of $36.27, or approximately $64.2 million in the aggregate
Subsequent to September 30, 2008, the Company purchased an additional 1,947,000 shares of its common stock at an average price of $20.33, or approximately $39.6 million in the aggregate.

(5) Acquisitions and Dispositions
On March 14, 2008, the Company completed the sale of 75% of its interest in SPN Resources, LLC (SPN Resources). As part of this transaction, SPN Resources contributed an undivided 25% of its working interest in each of its oil and gas properties to a newly formed subsidiary and then sold all of its equity interest in the subsidiary. SPN Resources then effectively sold 66 2/3% of its outstanding membership interests. These two transactions generated cash proceeds of approximately $168.1 million and resulted in a pre-tax gain of approximately $37.1 million. SPN Resources’ operations constituted substantially all of the Company’s oil and gas segment. Subsequent to March 14, 2008, the Company accounts for its remaining 33 1/3% interest in SPN Resources using the equity-method within the oil and gas segment. The results of SPN Resources’ operations through March 14, 2008 were consolidated.
Additionally, the Company retained preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources at the closing. The turnkey contract covers only routine end of life well abandonment and pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a remaining fixed price of approximately $147.4 million as of September 30, 2008.  Based on current estimates, the work is expected to be performed between 2008 and 2022, with over 90% performed after 2009.
As part of SPN Resources’ acquisition of its oil and gas properties, the Company guaranteed SPN Resources’ performance of its decommissioning liabilities. In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (as amended),” the Company has assigned an estimated value of $2.9 million related to decommissioning performance guarantees, which is reflected in other long-term liabilities.  The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event that SPN Resources defaults on the decommissioning liabilities existing at the closing date, the total maximum potential obligation under these guarantees is estimated to be approximately $117.1 million, net of the contractual right to receive payments from third parties, which is approximately $30.3 million, as of September 30, 2008. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled by SPN Resources.
In August 2007, the Company sold the assets of a non-core rental tool business for approximately $16.3 million in cash and $2.0 million in an interest-bearing note receivable. As a result of the sale of these assets, the Company recorded a pre-tax gain on the sale of the business of approximately $7.5 million in 2007. As certain conditions were met during the nine months ended September 30, 2008, the Company received cash of approximately $6.0 million, which resulted in an additional pre-tax gain on the sale of the business of approximately $3.3 million.
In April 2007, the Company acquired Advanced Oilwell Services, Inc. (AOS) for approximately $24.2 million in cash consideration. Additional consideration, if any, will be based upon the average earnings before interest, income taxes, depreciation and amortization expense of the business over a three year period, and will not exceed $7.4 million. AOS is a provider of cementing and pressure pumping services primarily operating in the East Texas region. The acquisition has been accounted for as a purchase, and the results of operations have been included from the acquisition date.
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
The Company made other business acquisitions, which were not material on an individual or cumulative basis, for cash consideration of $4.1 million in the nine months ended September 30, 2008 and $43.3 million in the year ended December 31, 2007. SPN Resources acquired additional oil and gas producing assets in December 2007 for approximately $12.8 million consisting of $8.0 million in cash consideration and exchanged other oil and gas producing assets with a fair value and net book value of approximately $4.8 million. The Company also sold the assets of its field management division in 2007 for approximately $1.8 million in cash. As certain conditions were met during the nine months ended September 30, 2008 in conjunction with the sale of this division, the Company received cash of $0.5 million, which resulted in an additional pre-tax gain on the sale of the business.
Several of the Company’s prior business acquisitions require future payments if specific conditions are met. As of September 30, 2008, the maximum additional contingent consideration payable was approximately $28.8 million and will be determined and payable through 2012. In the nine months ended September 30, 2008, the Company capitalized and paid additional consideration of approximately $0.4 million as a result of prior acquisitions.
(6) Segment Information
Business Segments
The Company has four reportable segments: well intervention, rental tools, marine, and oil and gas. The well intervention segment provides production-related services used to enhance, extend and maintain oil and gas production, which include mechanical wireline, hydraulic workover and snubbing, well control, coiled tubing, electric line, pumping and stimulation and well bore evaluation services, well plug and abandonment services, and other oilfield services used to support drilling and production operations. The rental tools segment rents and sells stabilizers, drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. It also provides onsite accommodations and bolting and machining services. The marine segment operates liftboats for production service activities, as well as oil and gas production facility maintenance, construction operations and platform removals. The oil and gas segment acquires mature oil and gas properties and produces and sells any remaining oil and gas reserves. During the nine months ended September 30, 2008, the Company sold 75% of its interest in SPN Resources (see note 5). SPN Resources’ operations constituted substantially all the oil and gas segment. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s three other segments. Certain previously reported amounts have been reclassified to conform to the presentation in the current period.
Summarized financial information concerning the Company’s segments for the three and nine months ended September 30, 2008 and 2007 is shown in the following tables (in thousands):
Three Months Ended September 30, 2008

	Well	Rental				Consolidated
	Intervention	Tools	Marine	Oil & Gas	Unallocated	Total

Revenues	$319,798	$136,600	$33,884	$—	$—	$490,282
Cost of services, rentals and sales (exclusive of items shown separately below)	168,903	46,422	21,285	—	—	236,610
Depreciation and amortization	18,424	23,533	2,885	—	—	44,842
General and administrative expenses	42,122	23,017	3,240	—	—	68,379
Income from operations	90,349	43,628	6,474	—	—	140,451
Interest expense, net	—	—	—	—	(7,593)	(7,593)
Earnings from equity-method investments, net	—	—	—	23,167	—	23,167

Income (loss) before income taxes	$90,349	$43,628	$6,474	$23,167	$(7,593)	$156,025

Three Months Ended September 30, 2007

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$202,807	$118,918	$26,323	$51,696	$(820)	$398,924
Cost of services, rentals and sales (exclusive of items shown separately below)	111,775	35,142	13,586	18,954	(820)	178,637
Depreciation, depletion, amortization and accretion	12,979	18,115	1,986	16,801	—	49,881
General and administrative expenses	30,440	21,698	2,603	2,409	—	57,150
Gain on sale of business	—	7,483	—	—	—	7,483
Income from operations	47,613	51,446	8,148	13,532	—	120,739
Interest income (expense), net	—	—	—	311	(7,713)	(7,402)
Earnings from equity-method investments, net	—	—	—	1,395	—	1,395

Income (loss) before income taxes	$47,613	$51,446	$8,148	$15,238	$(7,713)	$114,732

Nine Months Ended September 30, 2008

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$850,804	$401,700	$82,964	$55,072	$(1,212)	$1,389,328
Cost of services, rentals and sales (exclusive of items shown separately below)	462,783	131,857	56,411	12,986	(1,212)	662,825
Depreciation, depletion, amortization and accretion	51,981	66,558	7,337	2,799	—	128,675
General and administrative expenses	117,211	69,701	8,719	8,780	—	204,411
Gain on sale of businesses	500	3,332	—	37,114	—	40,946
Income from operations	219,329	136,916	10,497	67,621	—	434,363
Interest expense, net	—	—	—	—	(22,665)	(22,665)
Earnings from equity-method investments, net	—	—	—	19,359	—	19,359

Income (loss) before income taxes	$219,329	$136,916	$10,497	$86,980	$(22,665)	$431,057

Nine Months Ended September 30, 2007

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$570,280	$358,834	$97,351	$136,889	$(4,753)	$1,158,601
Cost of services, rentals and sales (exclusive of items shown separately below)	316,730	109,676	43,432	55,845	(4,753)	520,930
Depreciation, depletion, amortization and accretion	34,592	49,971	6,379	43,025	—	133,967
General and administrative expenses	83,168	63,508	7,719	7,438	—	161,833
Gain on sale of business	—	7,483	—	—	—	7,483
Income from operations	135,790	143,162	39,821	30,581	—	349,354
Interest income (expense), net	—	—	—	924	(23,559)	(22,635)
Losses from equity-method investments, net	—	—	—	(2,447)	—	(2,447)

Income (loss) before income taxes	$135,790	$143,162	$39,821	$29,058	$(23,559)	$324,272

Identifiable Assets

	Well	Rental				Consolidated
	Intervention	Tools	Marine	Oil & Gas	Unallocated	Total

September 30, 2008	$1,272,173	$781,288	$235,813	$107,397	$26,211	$2,422,882

December 31, 2007	$996,946	$687,944	$200,623	$344,667	$27,069	$2,257,249

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
Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$411,373	$320,506	$1,153,141	$934,174
Other Countries	78,909	78,418	236,187	224,427

Total	$490,282	$398,924	$1,389,328	$1,158,601

Long-Lived Assets:

	September 30,	December 31,
	2008	2007
United States	$903,032	$912,376
Other Countries	152,278	174,032

Total	$1,055,310	$1,086,408

(7) Long-Term Contracts
In December 2007, the Company’s wholly-owned subsidiary, Wild Well Control, Inc. (Wild Well), entered into contractual arrangements pursuant to which it will decommission seven downed oil and gas platforms and related well facilities located offshore in the Gulf of Mexico for a fixed sum of $750 million, which is payable in installments upon the completion of specified portions of work. The contract contains certain covenants primarily related to Wild Well’s performance of the work. The work is expected to take up to three years to complete and began in the first quarter of 2008. The contract for decommissioning these downed platforms and well facilities is recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs. Included in other current assets at September 30, 2008 is approximately $63.9 million of costs and estimated earnings in excess of billings related to this contract.
In connection with the sale of 75% of its interest in SPN Resources, the Company retained preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources at the closing. This contract covers only routine end of life well abandonment, pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a remaining fixed price of approximately $147.4 million as of September 30, 2008.  The turnkey contract will consist of numerous, separate billable jobs estimated to be performed between 2008 and 2022. Each job is short term in duration and will be individually recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs.
In July 2006, the Company contracted to construct a derrick barge for a third party for approximately $53.7 million. The contract to construct the derrick barge to the customer’s specifications was recorded on the percentage-of-

completion method. This derrick barge was delivered and accepted by the third party in June 2008. As such, there were no billings in excess of costs and estimated earnings related to this contract as of September 30, 2008. Included in accrued expenses at December 31, 2007 is approximately $25.0 million of billings in excess of costs and estimated earnings related to this contract.
(8) Equity-Method Investments
Investments in entities that are not controlled by the Company, but where the Company has the ability to exercise influence over the operations, are accounted for using the equity-method. The Company’s share of the income or losses of these entities is reflected as earnings or losses from equity-method investments on its Condensed Consolidated Statements of Operations.
The Company, where possible and at competitive rates, provides its products and services to assist SPN Resources and Beryl Oil and Gas L.P. (BOG), investments that are accounted for by the Company using the equity-method, in producing and developing their oil and gas properties. The Company also reduces its revenue and its investment in SPN Resources and BOG for its respective ownership interest when products and services are provided to and capitalized by SPN Resources and BOG. The Company records these amounts in revenue as SPN Resources and BOG record the related depreciation and depletion expenses. Prior to the sale of 75% of its interest in SPN Resources, the Company provided operating and administrative support services to BOG and received reimbursement for general and administrative and direct expenses incurred on behalf of BOG.
On March 14, 2008, the Company sold 75% of its original interest in SPN Resources (see note 5). The Company’s equity-method investment balance in SPN Resources is approximately $47.6 million at September 30, 2008. The Company recorded earnings from its equity-method investment in SPN Resources of approximately $16.5 million from the date of sale through September 30, 2008. The Company also received $17.0 million of cash distributions from its equity-method investment in SPN Resources from the date of sale through September 30, 2008. The Company has a receivable from SPN Resources of approximately $2.4 million at September 30, 2008. The Company also recorded revenue of approximately $12.0 million from SPN Resources from the date of sale through September 30, 2008. The Company recorded a net decrease in revenue and its investment in SPN Resources of approximately $0.5 million from the date of sale through September 30, 2008.
The Company owns a 40% interest in BOG.  The Company’s total cash contribution for its equity-method investment in BOG was approximately $57.8 million.  The Company has not made additional contributions since its initial investment.  The Company’s equity-method investment balance in BOG is approximately $59.8 million at September 30, 2008 and $56.0 million at December 31, 2007.  The Company recorded earnings from its equity-method investment in BOG of approximately $2.8 million for the nine months ended September 30, 2008.  During the nine month period ended September 30, 2007, the Company recorded approximately $2.5 million of losses from its equity-method investment in BOG.  The Company has a receivable from BOG of approximately $40,000 at September 30, 2008 and $1.9 million at December 31, 2007.  The Company offset its general and administrative expenses by approximately $0 and $3.5 million for the reimbursements due from BOG for the nine months ended September 30, 2008 and 2007, respectively.  The Company also recorded revenue of approximately $0.7 million and $7.6 million from BOG for the nine months ended September 30, 2008 and 2007, respectively.  The Company recorded a net increase in revenue and its investment in BOG of approximately $0.1 million for the nine months ended September 30, 2008.  For the nine months ended September 30, 2007, the Company recorded a net reduction in revenue and its investment in BOG of approximately $0.9 million.
Also included in equity-method investments at September 30, 2008 and December 31, 2007 is approximately a $0.8 million investment for a 50% ownership in a company that owns an airplane. Earnings from the equity-method investment in this company were not material for the nine months ended September 30, 2008 or 2007. The Company also received $0.2 million of cash distributions from its equity-method investment in this company for the nine months ended September 30, 2008. The Company recorded approximately $0.2 million in expense to lease the airplane (exclusive of operating costs) from this company for the nine months ended September 30, 2008 and 2007.

(9) Debt
The Company has a $250 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At September 30, 2008, the Company had no borrowings under the revolving credit facility, but it had approximately $25.6 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this credit facility. Amounts borrowed under the credit facility bear interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At September 30, 2008, the Company was in compliance with all such covenants.
The Company has $15.4 million outstanding at September 30, 2008, in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000, on every June 3rd and December 3rd through the maturity date of June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. At September 30, 2008, the Company was in compliance with all such covenants.
The Company has $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on every June 1st and December 1st through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At September 30, 2008, the Company was in compliance with all such covenants.
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
In connection with the exchangeable note transaction, the Company simultaneously entered into agreements with affiliates of the initial purchasers to purchase call options and sell warrants on its common stock. The Company may exercise the call options it purchased at any time to acquire approximately 8.8 million shares of its common stock at a strike price of $45.58 per share. The owners of the warrants may exercise the warrants to purchase from the Company approximately 8.8 million shares of the Company’s common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may be settled in cash, in shares or in a combination of cash and shares, at the Company’s option. Lehman Brothers OTC Derivatives, Inc. (LBOTC) is the counterparty to 50% of the Company’s call option and warrant transactions. On or about October 3, 2008, LBOTC filed for bankruptcy protection, which is an event of default under the contracts relating to the call option and warrant transactions. The Company has not terminated these contracts and continues to carefully monitor the developments affecting LBOTC.  Although the Company may not retain the benefit of the call option due to LBOTC’s bankruptcy, the Company does not expect that there will be a material impact, if any, on the financial statements or the results of operations. The call option and warrant transactions described above do not affect the terms of the outstanding exchangeable notes.
(10) Other Comprehensive Income
The following tables reconcile the change in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Accumulated other comprehensive income (loss), June 30, 2008 and 2007, respectively	$(7,775)	$12,746

Other comprehensive income:
Other comprehensive income, net of tax
Hedging activities:
Unrealized gain on equity-method investment’s hedging activities, net of tax of $11,127	18,947	—
Foreign currency translation adjustment	(16,693)	3,196

Total other comprehensive income	2,254	3,196

Accumulated other comprehensive income (loss), September 30, 2008 and 2007, respectively	$(5,521)	$15,942

	Nine Months Ended
	September 30,
	2008	2007
Accumulated other comprehensive income, December 31, 2007 and 2006, respectively	$9,078	$10,288

Other comprehensive income (loss):
Other comprehensive income (loss), net of tax
Hedging activities:
Unrealized gain on equity-method investment’s hedging activities, net of tax of $332	564	—
Foreign currency translation adjustment	(15,163)	5,654

Total other comprehensive income (loss)	(14,599)	5,654

Accumulated other comprehensive income (loss), September 30, 2008 and 2007, respectively	$(5,521)	$15,942

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
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The number of years that are open under applicable statute of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2003.
The Company had approximately $7.0 million of unrecorded tax benefits at September 30, 2008 and December 31, 2007, all of which would impact the Company’s effective tax rate if recognized. The unrecorded tax benefits are not considered material to the Company’s financial position.
(12) Commitments and Contingencies
From time to time, the Company is involved in litigation and other disputes arising out of operations in the normal course of business. In management’s opinion, the Company is not involved in any litigation or disputes, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.
(13) Fair Value Measurements
Effective, January 1, 2008, the Company partially adopted Statement of Financial Accounting Standards No. 157 (FAS No. 157), “Fair Value Measurements,” which refines the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. In February 2008, the FASB issued FASB Staff Position No. 157-2 that provides for a one-year deferral for the implementation of FAS No. 157 for non-financial assets and liabilities. FAS No. 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.
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
The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Money market funds	$81,448	$81,448	$—	$—

Non-qualified deferred compensation assets	$8,943	$—	$8,943	$—

Non-qualified deferred compensation liabilities	$9,446	$—	$9,446	$—

The Company invests excess cash from its operating cash accounts in money market funds and reflects these amounts within cash and cash equivalents on the condensed consolidated balance sheet at a net value of 1:1 for each dollar invested. The Company’s non-qualified deferred compensation plan allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The Company entered into a separate trust agreement, subject to general creditors, to segregate the assets of the plan and reports the accounts of the trust in its condensed consolidated financial statements. These investments are reported at fair value based on third party broker statements which represent Level 2 in the FAS No. 157 fair value hierarchy. The realized and unrealized holding gains and losses related to money market funds and non-qualified deferred compensation assets are recorded in interest expense, net. The realized and unrealized holding gains and losses related to non-qualified deferred compensation liabilities are recorded in general and administrative expenses.
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
In April 2008, the Financial Accounting Standards Board issued its Staff Position No. FAS 142-3 (FSP FAS No. 142-3), “Determination of the Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of FSP FAS No. 142-3 will have on its results of operations and financial position.
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
The following management’s discussion and analysis of financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to the volatility and cyclicality of the oil and gas industry, including oil and gas prices and the level of offshore exploration, production and development activity; changes in competitive factors affecting our operations; risks associated with the acquisition of mature oil and gas properties, including estimates of recoverable reserves, future oil and gas prices and potential environmental and plugging and abandonment liabilities; the risks associated with our non-United States operations, which expose us to additional political, economic and other uncertainties; risks of adverse weather conditions in the Gulf of Mexico; risks of our growth strategy, including the risks of rapid growth and the risks inherent in acquiring businesses and mature oil and gas properties; our dependence on key personnel; our ability to employ and retain skilled workers; our dependence on significant customers; risks of unforeseen costs not within our control related to terms of our contracts; risks of material adjustments related to percentage-of-completion accounting for contracts; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; the effect on our performance of regulatory programs and environmental matters and risks associated with international expansion, including political and economic uncertainties. These and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2007. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.
Executive Summary
During the third quarter of 2008, revenue was $490.3 million, our highest quarterly revenue in Company history. Income from operations was $140.5 million, net income was $99.9 million and diluted earnings per share was $1.22. Included in the $23.2 million earnings from equity-method investments in the third quarter of 2008 is $19.2 million of pre-tax earnings associated with mark-to-market changes in the value of outstanding derivative contracts put in place by SPN Resources.
The active hurricane season in the Gulf of Mexico, specifically Hurricanes Gustav and Ike, significantly reduced our activity levels in that market during the month of September. We estimate the overall impact from these hurricanes during the third quarter was a reduction in diluted earnings per share of approximately $0.12 to $0.15.
Well intervention segment revenue was $319.8 million, an 8% increase over the second quarter of 2008, and income from operations was $90.3 million, a 16% increase over the second quarter of 2008. The increases in revenue and income from operations are primarily due to increases in marine engineering and project management services associated with work on a large-scale decommissioning project announced early in the first quarter of 2008. Other factors driving the sequential increases in revenue and income from operations were higher activity levels for several of our production-related services, highlighted by coiled tubing, cased hole wireline, hydraulic workover and snubbing and well control services. Income from operations as a percentage of revenue increased to 28% from 26% in the most recent quarter due to utilization increases for many of our services. This increase was partially offset by downtime in the Gulf of Mexico due to hurricanes.
In our rental tools segment, revenue was $136.6 million, a 1% increase compared to the second quarter of 2008, and income from operations was $43.6 million, an 8% decrease from the second quarter of 2008. Rentals of our drill pipe and specialty tubulars, which carry high incremental profit margins, were lower in the Gulf of Mexico and adversely impacted this segment’s income from operations as a percentage of revenue. The Gulf of Mexico was the only one of our three major geographic market areas to post a decrease in revenue from the second quarter of 2008 for this segment of our business. Revenue in domestic land markets increased 7% primarily due to an increase in rentals of accommodations and stabilization equipment. Also, international revenue increased 1% due to an increase in drill pipe rentals in South America.
In our marine segment, revenue was $33.9 million and income from operations was $6.5 million. This represents a 30% increase in revenue and a 348% increase in income from operations as compared to the most recent quarter. Our utilization increased to 81% from 57% in the second quarter of 2008, which was the primary factor driving the revenue and income from operation increases. The average dayrate decreased 16% from the second quarter of 2008 largely due to a decrease in dayrates for our smaller liftboats (145-foot to 170-foot class) as well as the fact that standby rates were charged at the end of August and in early September as a result of weather-related downtime. Standby rates are typically 50% of our full dayrates.
Our results include $19.2 million of non-cash unrealized earnings and $19.9 million of non-cash unrealized losses for the third and second quarter of 2008, respectively, associated with mark-to-market changes in the value of outstanding hedging contracts put in place by SPN Resources. Our equity investments performed as expected until late August, when hurricanes forced oil and gas production to be shut-in. While approximately 50% of production was restored subsequent to the end of the third quarter, restoration of full production is not expected until the end of the year.
The volatility in the global financial markets has led to increased uncertainty regarding the outlook for the global economy. The heightened uncertainty and the possibility of a worldwide decrease in hydrocarbon demand has led to declining commodity prices, which may negatively impact our operations as these factors cause many oil and gas companies to curtail capital spending.  These events have contributed to a decline in our stock price and corresponding market capitalization. Given the uncertainty in the macroeconomic environment, it is difficult to predict to what extent these events will affect our overall activity level in 2009. Our balance sheet remains healthy, and we have work that is not as sensitive to oil and gas prices including the decommissioning project announced early this year and additional work resulting from damage caused to the Gulf of Mexico energy infrastructure from this most recent hurricane season.
Comparison of the Results of Operations for the Three Months Ended September 30, 2008 and 2007
For the three months ended September 30, 2008, our revenues were $490.3 million, resulting in net income of $99.9 million, or $1.22 diluted earnings per share. Included in the $23.2 million earnings from equity-method investments is a $19.2 million pre-tax gain associated with mark-to-market changes in the value of outstanding derivative contracts put in place by SPN Resources. For the three months ended September 30, 2007, revenues were $398.9 million and net income was $75.1 million, or $0.91 diluted earnings per share. Included in the results for the three months ended September 30, 2007 was a $7.5 million pre-tax gain related to the sale of a non-core rental business. Revenue for the three months ended September 30, 2008 was higher in the well intervention and rental tools segments as a result of increased production-related activity and drilling activities worldwide, recent acquisitions, work related to a large-scale decommissioning project, and continued expansion of our rental tool business. Revenue increased significantly in our marine segment due to higher utilization as a result of market conditions resulting in more work in the Gulf of Mexico. No activity was recorded in our oil and gas segment for the three months ended September 30, 2008 as we sold 75% of our interest in SPN Resources on March 14, 2008.

The following table compares our operating results for the three months ended September 30, 2008 and 2007 (in thousands). Cost of services, rentals and sales excludes depreciation, depletion, amortization and accretion for each of our four business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by our three other segments.

	Revenue			Cost of Services, Rentals and Sales
	2008	2007	Change	2008	%	2007	%	Change

Well Intervention	$319,798	$202,807	$116,991	$168,903	53%	$111,775	55%	$57,128
Rental Tools	136,600	118,918	17,682	46,422	34%	35,142	30%	11,280
Marine	33,884	26,323	7,561	21,285	63%	13,586	52%	7,699
Oil and Gas	—	51,696	(51,696)	—	—	18,954	37%	(18,954)
Less: Oil and Gas Elim.	—	(820)	820	—	—	(820)	—	820

Total	$490,282	$398,924	$91,358	$236,610	48%	$178,637	45%	$57,973

The following provides a discussion of our results on a segment basis:
Well Intervention Segment
Revenue for our well intervention segment was $319.8 million for the three months ended September 30, 2008, as compared to $202.8 million for the same period in 2007. Cost of services decreased to 53% of segment revenue for the three months ended September 30, 2008 from 55% for the same period in 2007. Our increase in revenue and profitability is primarily attributable to an increase in engineering and project management services associated with a large scale decommissioning project. We also saw an increase in our coiled tubing, electric line services and hydraulic workover and snubbing services. Accordingly, our largest geographic revenue growth in this segment came from the Gulf of Mexico, which increased 170% to approximately $196 million for the quarter ended September 30, 2008 over the same period of 2007.
Rental Tools Segment
Revenue for our rental tools segment for the three months ended September 30, 2008 was $136.6 million, a 15% increase over the same period in 2007. Cost of rentals and sales percentage increased slightly to 34% of segment revenue for the three months ended September 30, 2008 from 30% for the same period of 2007. We experienced significant increases in revenue from rentals of our stabilizers and on-site accommodation units. The increases are a result of expansion of rental products through capital expenditures and increased activity in the Gulf of Mexico. Our Gulf of Mexico revenue for the rental tools segment increased 41% to approximately $47 million for the quarter ended September 30, 2008 over the same period of 2007.
Marine Segment
Our marine segment revenue for the three months ended September 30, 2008 increased 29% to $33.9 million over the same period in 2007. Our cost of services percentage increased by 11% for the three months ended September 30, 2008 from the same period in 2007 primarily due to increased liftboat maintenance costs and direct expenses. Due to the high fixed costs associated with this segment, cost of services usually does not fluctuate proportionately with revenue. The fleet’s average utilization increased to approximately 81% for the third quarter of 2008 from 62% in the same period in 2007. The fleet’s average dayrate decreased 17% to approximately $13,700 in the third quarter of 2008 from $16,500 in the third quarter of 2007 in spite of higher operating costs.
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
Depreciation and Amortization
Depreciation and amortization decreased to $44.8 million in the three months ended September 30, 2008 from $49.9 million in the same period in 2007. Depreciation and amortization expense related to our well intervention and rental segments for the three months ended September 30, 2008 increased approximately $10.9 million, or 35%, from the same period in 2007. The increase in depreciation and amortization expense for these segments is primarily attributable to our 2008 and 2007 capital expenditures. Depreciation expense related to the marine segment for the three months ended September 30, 2008 increased approximately $0.9 million, or 45%, from the same period in 2007. The increase in depreciation expense for the marine segment is primarily attributable to increased utilization and the delivery of two new vessels. Due to the fact that we sold 75% of our interest in SPN Resources on March 14, 2008 and subsequently accounted for our remaining interest using the equity-method within the oil and gas segment, we did not record any depreciation, depletion and accretion for our oil and gas segment for the three months ended September 30, 2008.
General and Administrative Expenses
General and administrative expenses increased to $68.4 million for the three months ended September 30, 2008 from $57.2 million for the same period in 2007. General and administrative expense related to our well intervention and rental segments for the three months ended September 30, 2008 increased $13.0 million, or 25%, from the same period in 2007. The increase in general and administrative expense is primarily related to increased expenses associated with our geographic expansion, acquisitions, increased bonus and compensation expenses due to our improved performance and additional infrastructure to enhance our growth. General and administrative expenses remained constant at 14% of revenue for the three months ended September 30, 2008 compared to the same period in 2007.
Comparison of the Results of Operations for the Nine Months Ended September 30, 2008 and 2007
For the nine months ended September 30, 2008, our revenues were $1,389.3 million, resulting in net income of $275.9 million, or $3.36 diluted earnings per share. The results included a pre-tax gain of $40.9 million from the sale of businesses. For the nine months ended September 30, 2007, revenues were $1,158.6 million and net income was $209.2 million, or $2.53 diluted earnings per share. The results included a pre-tax gain of $7.5 million from the sale of a non-core rental tool business. Revenue was higher in the well intervention and rental tools segments as a result of increased production-related activity and drilling activities worldwide, recent acquisitions, work related to a large-scale decommissioning project, and continued expansion of our rental tool business. Revenue decreased significantly in our marine segment due to lower utilization as a result of market conditions resulting in less work in the Gulf of Mexico. Revenues and cost of sales in our oil and gas segment were significantly lower as we sold 75% of our interest in SPN Resources on March 14, 2008.

The following table compares our operating results for the nine months ended September 30, 2008 and 2007 (in thousands). Cost of services, rentals and sales excludes depreciation, depletion, amortization and accretion for each of our four business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by our three other segments.

	Revenue			Cost of Services, Rentals and Sales
	2008	2007	Change	2008	%	2007	%	Change

Well Intervention	$850,804	$570,280	$280,524	$462,783	54%	$316,730	56%	$146,053
Rental Tools	401,700	358,834	42,866	131,857	33%	109,676	31%	22,181
Marine	82,964	97,351	(14,387)	56,411	68%	43,432	45%	12,979
Oil and Gas	55,072	136,889	(81,817)	12,986	24%	55,845	41%	(42,859)
Less: Oil and Gas Elim.	(1,212)	(4,753)	3,541	(1,212)	—	(4,753)	—	3,541

Total	$1,389,328	$1,158,601	$230,727	$662,825	48%	$520,930	45%	$141,895

The following provides a discussion of our results on a segment basis:
Well Intervention Segment
Revenue for our well intervention segment was $850.8 million for the nine months ended September 30, 2008, as compared to $570.3 million for the same period in 2007. The cost of services and sales percentage decreased to 54% for the nine months ended September 30, 2008 from 56% for the same period of 2007. Our increase in revenue and profitability is primarily attributable to an increase in engineering and project management services associated with a large-scale decommissioning project. We also saw an increase in our coiled tubing services, electric line services and hydraulic workover and snubbing services. Our Gulf of Mexico revenue for the well intervention segment increased 103% to approximately $476 million for the nine months ended September 30, 2008 over the same period of 2007.
Rental Tools Segment
Revenue for our rental tools segment for the nine months ended September 30, 2008 was $401.7 million, a 12% increase over the same period in 2007. Cost of rentals and sales percentage increased slightly to 33% for the nine months ended September 30, 2008 from 31% for the same period of 2007. We experienced significant increases in revenue from our stabilizers and on-site accommodations. The increases are a result of expansion of rental products through capital expenditures and increased activity worldwide. Our largest geographic revenue improvements were in the Gulf of Mexico where revenue increased 24% to approximately $142 million for the nine months ended September 30, 2008 over the same period of 2007.
Marine Segment
Our marine segment revenue for the nine months ended September 30, 2008 decreased 15% over the same period in 2007 to $83.0 million. Conversely, cost of services increased by 30% for the nine months ended September 30, 2008 from the same period in 2007 due to lower utilization, increased liftboat maintenance costs and higher direct costs. The increase in maintenance cost is partially due to the fact that we use periods of lower utilization as an opportunity to perform required maintenance to our liftboat fleet. Additionally, cost of services usually does not fluctuate proportionately with revenue due to the high fixed costs associated with this segment. The fleet’s average utilization decreased to approximately 63% for the first nine months of 2008 from 71% in the same period in 2007. The fleet’s average dayrate decreased 15% to approximately $15,100 for the first nine months of 2008 from $17,700 in the same period of 2007 in spite of higher operating costs.
Oil and Gas Segment
During the nine months ended September 30, 2008, we sold 75% of our interest in SPN Resources for approximately $168.1 million and recorded a pre-tax gain on sale of this business of approximately $37.1 million. SPN Resources represented substantially all of our operating oil and gas segment. Subsequent to the sale of our interest on March 14, 2008, we have accounted for our remaining interest in SPN Resources using the equity-

method within the oil and gas segment. Additionally, we retained preferential rights on certain service work and have a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources on March 14, 2008.
Oil and gas revenues were $55.1 million in the two and one-half months ended March 14, 2008, as compared to $136.9 million for the nine months ended September 30, 2007. For the two and one-half months ended March 14, 2008, production was approximately 793,000 boe, as compared to approximately 2,480,000 boe for the nine months ended September 30, 2007. Cost of sales percentage decreased significantly to 24% for the two and one-half months ended March 14, 2008 from 41% for nine months ended September 30, 2007 due to an increase in commodity prices coupled with higher production.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion decreased slightly to $128.7 million for the nine months ended September 30, 2008 as compared to $134.0 million in the same period in 2007. Depreciation and amortization expense related to our well intervention and rental segments for the nine months ended September 30, 2008 increased $34.0 million, or 40%, from the same period in 2007. The increase in depreciation and amortization expense for these segments is primarily attributable to our 2008 and 2007 capital expenditures. Depreciation expense related to the marine segment for the nine months ended September 30, 2008 increased approximately $1.0 million, or 15%, from the same period in 2007. The increase in depreciation expense for the marine segment is primarily attributable to the delivery of two new vessels. Depreciation, depletion and accretion for our oil and gas segment decreased $40.2 million, or 93%, in the nine months ended September 30, 2008 as compared to the same period in 2007. As a result of the sale of our 75% interest in SPN Resources on March 14, 2008, we ceased the depreciation, depletion and accretion for this segment when these assets were identified as available for sale in January 2008. Subsequent to the sale, we accounted for our remaining interest using the equity-method within the oil and gas segment.
General and Administrative Expenses
General and administrative expenses increased to $204.4 million for the nine months ended September 30, 2008 from $161.8 million for the same period in 2007. General and administrative expense related to our well intervention and rental segments for the nine months ended September 30, 2008 increased $40.2 million, or 27%, from the same period in 2007. The increase in general and administrative expense is primarily related to increased expenses associated with our geographic expansion, acquisitions, increased bonus and compensation expenses due to our improved performance and additional infrastructure to enhance our growth. General and administrative expenses increased slightly to 15% of revenue for the nine months ended September 30, 2008 from 14% for the same period in 2007.
Liquidity and Capital Resources
The recent and unprecedented disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, our liquidity has not been impacted by the current credit environment. We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact of any further disruption in the credit environment.
In the nine months ended September 30, 2008, we generated net cash from operating activities of $306.5 million as compared to $385.1 million in the same period of 2007. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under our revolving credit facility. We had cash and cash equivalents of $128.2 million at September 30, 2008 compared to $51.6 million at December 31, 2007.
We made $324.3 million of capital expenditures during the nine months ended September 30, 2008. Approximately $145.9 million was used to expand and maintain our rental tool equipment inventory, approximately $47.6 million was spent on our marine segment and approximately $107.9 million was used to expand and maintain the asset base of our well intervention segment.

During the nine months ended September 30, 2008, we sold 75% of our interest in SPN Resources for approximately $168.1 million. In connection with the disposition of our controlling interest in SPN Resources, we retained performance guarantees related to SPN Resources’ decommissioning liabilities. Additionally, we retained preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources at the closing. The turnkey contract covers only routine end of life well abandonment and pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a remaining fixed price of approximately $147.4 million as of September 30, 2008.  The turnkey contract consists of numerous, separate billable jobs estimated to be performed between 2008 and 2022. During the nine months ended September 30, 2008, we received $17.0 million from SPN Resources as a cash distribution.
In connection with the sale of assets of a non-core rental tool business in August 2007 and certain conditions being met during the nine months ended September 30, 2008, we received approximately $6.0 million of additional cash consideration, which resulted in an additional pre-tax gain on sale of business of approximately $3.3 million.
In April 2008, we contracted to purchase a 50% interest in four 265-foot liftboats for approximately $52 million with scheduled delivery dates through 2010. Through September 30, 2008, we have spent approximately $36.2 million for our 50% interest in these liftboats.
We currently believe that we will spend approximately $130 to $140 million of capital expenditures, excluding acquisitions, during the remaining three months of 2008. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
For the nine months ended September 30, 2008, we repurchased and retired 1,770,000 shares of our outstanding common stock at an average price of $36.27 per share, or approximately $64.2 million in the aggregate, in connection with our $350 million share repurchase program that will expire on December 31, 2009. In October 2008, we purchased an additional 1,947,000 shares of our outstanding common stock at an average price of $20.33 per share, or approximately $39.6 million in the aggregate.
We have a $250 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At September 30, 2008, we had no borrowings under the bank credit facility, but we had approximately $25.6 million of letters of credit outstanding, which reduces our borrowing capacity under this credit facility. Borrowings under the credit facility bear interest at a LIBOR rate plus margins that depend on our leverage ratio. As of November 3, 2008, we had no borrowings outstanding under this facility. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness.
We have $15.4 million outstanding at September 30, 2008 in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through the maturity date of June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements.
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
In connection with the issuance of the exchangeable notes, we entered into agreements with affiliates of the initial purchasers to purchase call options and sell warrants on our common stock. We may exercise the call options we purchased at any time to acquire approximately 8.8 million shares of our common stock at a strike price of $45.58 per share. The owners of the warrants may exercise the warrants to purchase from us approximately 8.8 million shares of our common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may be settled in cash, in shares or in a combination of cash and shares, at our option. These transactions may potentially reduce the dilution of our common stock from the exchange of the notes by increasing the effective exchange price to $59.42 per share. Lehman Brothers OTC Derivatives, Inc. (LBOTC) is the counterparty to 50% of our call option and warrant transactions. On or about October 3, 2008, LBOTC filed for bankruptcy protection, which is an event of default under the contracts relating to the call option and warrant transactions. We have not terminated these contracts and continue to carefully monitor the developments affecting LBOTC.  Although we may not retain the benefit of the call option due to LBOTC’s bankruptcy, we do not expect that there will be a material impact, if any, on the financial statements or the results of operations. The call option and warrant transactions described above do not affect the terms of the outstanding exchangeable notes.
The following table summarizes our contractual cash obligations and commercial commitments at September 30, 2008 (amounts in thousands) for our long-term debt (including estimated interest payments), operating leases and contractual obligations. We do not have any other material obligations or commitments.

	Remaining
	Three
	Months
Description	2008	2009	2010	2011	2012	2013	Thereafter

Long-term debt, including estimated interest payments	$14,214	$28,388	$28,336	$27,783	$27,231	$27,179	$791,168
Operating leases	2,792	12,140	8,735	5,610	3,613	1,991	16,941
Vessel construction	52,103	14,535	545	—	—	—	—

Total	$69,109	$55,063	$37,616	$33,393	$30,844	$29,170	$808,109

We have no other off-balance sheet arrangements other than operating leases, performance guarantees related to SPN Resources’ decommissioning liabilities (see note 5 of financial statements), and the potential additional consideration that may be payable as a result of the future operating performances of several acquisitions.

At September 30, 2008, the maximum additional consideration payable for these acquisitions was approximately $28.8 million. We do not have any other financing arrangements that are required under generally accepted accounting principles to be reflected in our financial statements.
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
In May 2008, the Financial Accounting Standards Board issued its Staff Position APB No. 14-1 (FSP ABP No. 14-1) “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement).” FSP ABP No. 14-1 requires the proceeds from the issuance of exchangeable debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The provisions of FSP ABP No. 14-1 are effective for fiscal years beginning after December 15, 2008 and will require retrospective application. FSP ABP No. 14-1 will change the accounting treatment for our 1.50% senior exchangeable notes and impact our results of operations due to an increase in non-cash interest expense beginning in 2009 for financial statements covering past and future periods. We are currently evaluating the impact the adoption of FSP ABP No. 14-1 will have on our results of operations and financial position.
In April 2008, the Financial Accounting Standards Board issued its Staff Position No. FAS 142-3 (FSP FAS No. 142-3), “Determination of the Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, that the adoption of FSP FAS No. 142-3 will have on our results of operations and financial position.
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
In December 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 141(R) (FAS No. 141(R)), “Business Combinations (as amended).” FAS No. 141(R) requires an acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date fair value. Additionally, contingent consideration and contractual contingencies shall be measured at acquisition date fair value. FAS No. 141(R) also requires an acquirer to disclose all of the information users may need to evaluate and understand the nature and financial effect of the business combination. Such information includes, among other things, a description of the factors comprising goodwill recognized in the transaction, the acquisition date fair value of the consideration, including contingent consideration, amounts recognized at the acquisition date for each major class of assets acquired and liabilities assumed, transactions not considered to be part of the business combination (i.e., separate transactions), and acquisition-related costs. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for any acquisitions closed on or after January 1, 2009), and early adoption is not permitted. FAS No. 141(R) will impact the accounting for acquisitions closed on or after January 1, 2009.
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
When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to six months. We do not enter into forward foreign exchange contracts for trading purposes. At September 30, 2008, we had entered into foreign currency forward contracts to hedge exposure to currency fluctuations between the British Sterling Pound and the Euro. These contracts are not designated as hedges, for hedge accounting, and are marked to market each period. Based on the exchange rates as of September 30, 2008, we recorded an immaterial loss to adjust these foreign contracts to their fair market value. The counterparties to the forward contracts are major financial institutions. In the event that the counterparties fail to meet the terms of the forward contract, our exposure is limited to the foreign currency rate differential.
Interest Rate Risk
At September 30, 2008, none of our long-term debt outstanding had variable interest rates, and we had no interest rate risk at that time.
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
We also have agreements with affiliates of the initial purchasers to purchase call options and sell warrants of our common stock. We may exercise the call options at any time to acquire approximately 8.8 million shares of our common stock at a strike price of $45.58 per share. The owners of the warrants may exercise their warrants to purchase from us approximately 8.8 million shares of our common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may be settled in cash, in shares or in a combination of cash and shares, at our option. Lehman Brothers OTC Derivatives, Inc. (LBOTC) is the counterparty to 50% of our call option and warrant transactions. On or about October 3, 2008, LBOTC filed for bankruptcy protection, which is an event of default under the contracts relating to the call option and warrant transactions. We have not terminated these contracts and continue to carefully monitor the developments affecting LBOTC.  Although we may not retain the benefit of the call option due to LBOTC’s bankruptcy, we do not expect that there will be a material impact, if any, on the financial statements or the results of operations. The call option and warrant transactions described above do not affect the terms of the outstanding exchangeable notes.
For additional discussion of the notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2 above.
Commodity Price Risk
Our revenues, profitability and future rate of growth partially depend upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.
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
There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our common stock repurchased and retired during the three month period ended September 30, 2008 in connection with our $350 million share repurchase program, announced September 18, 2007, that will expire on December 31, 2009:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total Number of		Purchased as	Yet be
	Shares	Average Price	Part of Publicly	Purchased
Period	Purchased	Paid per Share	Announced Plan	Under the Plan
July 1 - 31, 2008	—	$—	—	$307,400,000
August 1 - 31, 2008	—	$—	—	$307,400,000
September 1 - 30, 2008	1,520,000	$36.45	1,520,000	$252,000,000

January 1, 2008 through September 30, 2008	1,770,000	$36.27	1,770,000	$252,000,000

Item 6. Exhibits
(a)	The following exhibits are filed with this Form 10-Q:

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 12, 2007).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: November 7, 2008	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 12, 2007).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.