Form 10-K
period 2008-12-31
SUPERIOR ENERGY SERVICES INC
filed 2009-02-27
CIK 886835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to
Commission File No. 001-34037
SUPERIOR ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2379388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Poydras, Suite 2400
New Orleans, LA	70130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:	(504) 587-7374
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.001 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2008 based on the closing price on the New York Stock Exchange on that date was $4,274,260,000.
The number of shares of the registrant’s common stock outstanding on February 19, 2009 was 78,045,787.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A.

SUPERIOR ENERGY SERVICES, INC.
Annual Report on Form 10-K for
the Fiscal Year Ended December 31, 2008

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
PART I
Item 1. Business
General
We believe we are a leading, highly diversified provider of specialized oilfield services and equipment. We focus on serving the drilling-related needs of oil and gas companies primarily through our rental tools segment, and the production-related needs of oil and gas companies through our well intervention, rental tools and marine segments. We believe that we are one of the few companies capable of providing the services and tools necessary to maintain, enhance and extend the life of producing wells, as well as plug and abandonment services at the end of their life cycle. Through our equity-method investments, we also own oil and gas properties in the Gulf of Mexico. We believe that our ability to provide our customers with multiple services and to coordinate and integrate their delivery, particularly offshore through the use of our liftboats, allows us to maximize efficiency, reduce lead time and provide cost effective solutions for our customers. We have expanded geographically so that we now have a significant presence in both select domestic land and international markets.
Operations
Our operations are organized into the following four business segments:
Well Intervention Services. We provide well intervention services that stimulate oil and gas production. Our well intervention services include coiled tubing, electric line, pumping and stimulation, gas lift, well control, snubbing, recompletion, engineering and well evaluation, offshore oil and gas tank and vessel cleaning, decommissioning, plug and abandonment and mechanical wireline. We believe we are the leading provider of mechanical wireline services in the Gulf of Mexico with approximately 139 offshore wireline units and 24 offshore electric line units. We also own and operate 68 land electric line units, 40 coiled tubing units, 10 dedicated liftboats configured specifically for wireline services. Additionally, we own 2 derrick barges each equipped with an 880 metric ton crane. We also manufacture and sell specialized drilling rig instrumentation equipment.
Rental Tools. We believe we are a leading provider of rental tools. We manufacture, sell and rent specialized equipment for use with offshore and onshore oil and gas well drilling, completion, production and workover activities. Through internal growth and acquisitions, we have increased the size and breadth of our rental tool inventory and geographic scope of operations so that we now conduct operations offshore in the Gulf of Mexico, onshore in the United States and in select international market areas. We currently have locations in all of the major staging points in Louisiana and Texas for oil and gas activities in the Gulf of Mexico, and in North Louisiana, Texas, Arkansas, Oklahoma, Colorado and Wyoming. Our rental tools segment also conducts operations in Venezuela, Trinidad, Mexico, Colombia, Brazil, Eastern Canada, the United Kingdom, Continental Europe, the Middle East, West Africa and the Asia Pacific region. Our rental tools include pressure control equipment, specialty tubular goods including drill pipe and landing strings, connecting iron, handling tools, stabilizers, drill collars, torquing tools and on-site accommodations.
Marine Services. We own and operate a fleet of liftboats that we believe is highly complementary to our well intervention services. A liftboat is a self-propelled, self-elevating work platform with legs, cranes and living accommodations. Our fleet consists of 38 liftboats, including 10 liftboats configured specifically for wireline services (included in our well intervention segment) and 28 in our rental fleet with leg lengths ranging from 145 feet to 250 feet. Our liftboat fleet has leg lengths and deck spaces that are suited to deliver our production-related bundled services and support customers in their construction, maintenance and other production enhancement projects. All of our liftboats are currently located in the Gulf of Mexico. We have contracted to construct four 265-foot liftboats, two of which are expected to be delivered in the first quarter of 2009.
Oil and Gas Operations. On March 14, 2008, we completed the sale of 75% of our interest in SPN Resources, LLC (SPN Resources). As part of this transaction, SPN Resources contributed an undivided 25% of its working interest in each of its oil and gas properties to a newly formed subsidiary and then sold all of its equity interest in the subsidiary. SPN Resources then effectively sold 66 2/3% of its outstanding membership interests. SPN Resources’ operations constituted substantially all of our oil and gas segment. Subsequent to the sale, we account for our remaining interest in SPN Resources using the equity-method within the oil and gas segment (see note 4 to our consolidated financial statements included in Item 8 of this Form 10-K).
Our equity-method investments, SPN Resources and Beryl Oil & Gas L.P. (BOG), provide us additional opportunities for our well intervention, decommissioning and platform management services. SPN Resources and BOG utilize our production-related assets and services to maintain, enhance and extend existing production of these properties. At the end of a property’s economic life, we offer services to plug and abandon the wells and decommission and abandon the facilities.
For additional industry segment financial information, see note 14 to our consolidated financial statements included in Item 8 of this
Form 10-K.
Customers
Our customers have primarily been the major and independent oil and gas companies. Sales to Chevron Corporation, BP p.l.c. and Apache Corporation each accounted for approximately 11% of our total revenue in 2008. Sales to Shell accounted for approximately 11% and 12% of our total revenue in 2007 and 2006, respectively. We do not believe that the loss of any one customer would have a material adverse effect on our revenues. However, our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations.
Competition
We operate in highly competitive areas of the oilfield services industry. The products and services of each of our operating segments are sold in highly competitive markets, and our revenues and earnings can be affected by the following factors:
•	changes in competitive prices;

•	oil and gas prices and industry perceptions of future prices;

•	fluctuations in the level of activity by oil and gas producers;

•	changes in the number of liftboats operating in the Gulf of Mexico;

•	the ability of oil and gas producers to generate capital;

•	general economic conditions; and

•	governmental regulation.

We compete with the oil and gas industry’s largest integrated oilfield service providers in the production-related services provided by our well intervention segment. The rental tools divisions of these companies, as well as several smaller companies that are single source providers of rental tools, are our competitors in the rental tools market. In the marine services segment, we compete with other companies that provide liftboat services. We believe that the principal competitive factors in the market areas that we serve are price, product and service quality, safety record, equipment availability and technical proficiency.
Our operations may be adversely affected if our current competitors or new market entrants introduce products or services with better features, performance, prices or other characteristics than our products and services. Further, if our competitors construct additional liftboats, it could affect vessel utilization and resulting day rates. Competitive pressures or other factors also may result in significant price competition that could reduce our operating cash flow and earnings. In addition, competition among oilfield service and equipment providers is affected by each provider’s reputation for safety and quality. Although we believe that our reputation for safety and quality service is good, we cannot assure that we will be able to maintain our competitive position.
Potential Liabilities and Insurance
Our operations involve a high degree of operational risk, particularly of personal injury, damage or loss of equipment and environmental accidents. Failure or loss of our equipment could result in property damages, personal injury, environmental pollution and other damages for which we could be liable. Litigation arising from the sinking of a marine vessel or a catastrophic occurrence, such as a fire, explosion or well blowout at a location where our equipment and services are used may result in large claims for damages in the future. We maintain insurance against risks that we believe is consistent in types and amounts with industry standards and is required by our customers. Changes in the insurance industry in the past few years have led to higher insurance costs and deductibles as well as lower coverage limits, causing us to rely on self-insurance against many risks associated with our business. The availability of insurance covering risks we and our competitors typically insure against may continue to decrease forcing us to self-insure against more business risks, including the risks associated with hurricanes. The insurance that we are able to obtain may have higher deductibles, higher premiums, lower limits and more restrictive policy terms.
Health, Safety and Environmental Assurance
We have established health, safety and environmental performance as a corporate priority. Our goal is to be an industry leader in this area by focusing on the belief that all safety and environmental incidents are preventable and an injury-free workplace is achievable by emphasizing correct behavior. We have a company-wide effort to enhance our behavioral safety process and training program to make safety a constant area of focus through open communication with all of our offshore and yard employees. In addition, we investigate all incidents with a priority of identifying and implementing the corrective measures necessary to reduce the chance of reoccurrence.
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

Environmental Regulations
General. Our operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for the conduct of our business and operation of our various marine vessels. These permits can be revoked, modified or renewed by issuing authorities. Governmental authorities enforce compliance with their regulations through administrative or civil penalties, corrective action orders, injunctions or criminal prosecution. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities related to environmental compliance issues are part of our operations. No assurance can be given that significant costs and liabilities will not be incurred.
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
Solid and Hazardous Waste. We lease numerous properties that have been used in connection with the production of oil and gas for many years. Although we believe we utilize operating and disposal practices that are standard in the industry, it is possible that hydrocarbons or other solid wastes may have been disposed of or released on or under the properties leased by us. Federal and state laws applicable to oil and gas wastes and properties continue to be stricter over time. Under these increasingly stringent requirements, we could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners and operators) or clean up property contamination (including groundwater contamination by prior owners or operators) or to perform plugging operations to prevent future contamination. We generate some hazardous wastes that are already subject to the Federal Resource Conservation and Recovery Act, or RCRA, and comparable state statutes. The Environmental Protection Agency, or EPA, has limited the disposal options for certain hazardous wastes. It is possible that certain wastes currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes under RCRA or other applicable statutes. We could, therefore, be subject to more rigorous and costly disposal requirements in the future than we encounter today.
Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain persons with respect to the release of hazardous substances into the environment. These persons include the owner and operator of a site and any party that disposed of or arranged for the disposal of hazardous substances found at a site. CERCLA also authorizes the EPA, and in some cases, private parties, to undertake actions to clean up such hazardous substances, or to recover the costs of such actions from the responsible parties. In the course of business, we have generated and will continue to generate wastes that may fall within CERCLA’s definition of hazardous substances. We may also be an operator of sites on which hazardous substances have been released. As a result, we may be responsible under CERCLA for all or part of the costs to clean up sites where such wastes have been disposed.
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

Clean Water Act. The Federal Water Pollution Control Act, or Clean Water Act, and resulting regulations, which are implemented through a system of permits, also govern the discharge of certain contaminants into waters of the United States. Sanctions for failure to comply strictly with the Clean Water Act are generally resolved by payment of fines and correction of any identified deficiencies. However, regulatory agencies could require us to cease operation of our marine vessels that are the source of water discharges. We believe that we substantially comply with the Clean Water Act and related federal and state regulations.
Clean Air Act. Our operations are subject to local, state and federal laws and regulations to control emissions from sources of air pollution. Payment of fines and correction of any identified deficiencies generally resolve penalties for failure to comply strictly with air regulations or permits. Regulatory agencies could also require us to cease operation of certain marine vessels that are air emission sources. We believe that we substantially comply with the emission standards under local, state, and federal laws and regulations.
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
Employees
As of January 31, 2009, we had approximately 5,000 employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good.
Facilities
Our principal executive offices are currently located at 601 Poydras Street, Suite 2400, New Orleans, Louisiana 70130. We own an operating facility on a 17-acre tract in Harvey, Louisiana, which we use to support our well intervention, marine and rental operations. Our other principal operating facility is located on a 32-acre tract in Broussard, Louisiana, which we use to support our rental tools and well intervention operations in the Gulf of Mexico. We support the operations conducted by our liftboats from a 3.5-acre maintenance and office facility in New Iberia, Louisiana. We also own certain facilities and lease other office, service and assembly facilities under various operating leases, including a 7-acre office and training facility located in Houston, Texas. We have a total of approximately 139 owned or leased operating facilities located throughout the world. We believe that all of our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space as may be needed or extending terms when our current leases expire.

Intellectual Property
We use several patented items in our operations that we believe are important, but not indispensable, to our operations. Although we anticipate seeking patent protection when possible, we rely to a greater extent on the technical expertise and know-how of our personnel to maintain our competitive position.
Other Information
We have our principal executive offices at 601 Poydras Street, Suite 2400, New Orleans, Louisiana 70130. Our telephone number is (504) 587-7374. We also have a website at http://www.superiorenergy.com. Copies of the annual, quarterly and current reports we file with the SEC, and any amendments to those reports, are available on our website free of charge soon after such reports are filed with or furnished to the SEC. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Alternatively, you may access these reports at the SEC’s internet website: http://www.sec.gov/ .
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
Adverse macroeconomic and business conditions may significantly and negatively affect our results of operations.
Economic conditions in the United States and in foreign markets in which we operate could substantially affect our revenue and profitability. Economic activity in the United States and throughout the world has undergone a sudden, sharp downturn. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers are facing credit issues and could experience cash flow problems and other financial hardships.
Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our results of operations and cash flows.
Our access to borrowing capacity could be affected by the turmoil and uncertainty impacting credit markets generally.
As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. In addition, several large financial institutions have either recently failed or been dependent on the assistance of the U.S. federal government to continue to operate as a going concern. Although we believe that the banks participating in our credit facility have adequate capital and resources, we can provide no assurance that all of these banks will continue to operate as a going concern in the future. If any of the banks in our lending group were to fail, it is possible that the borrowing capacity under our credit facility would be reduced. In the event that the availability under our credit facility was reduced significantly, we could be required to obtain capital from alternate sources in order to finance our capital needs. Our options for addressing such capital constraints would include, but not be limited to (1) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our credit facility, (2) accessing the public capital markets, or (3) delaying certain projects. If it became necessary to access additional capital, it is likely that any such alternatives in the current market would be on terms less favorable than under our existing credit facility terms, which could have a material effect on our consolidated financial position, results of operations and cash flows.

We are subject to the cyclical nature of the oil and gas industry.
The sudden, sharp down turn in the global economy in 2008 has lead to rapid and significant declines in oil and natural gas prices as well as the number of rigs drilling. These conditions will most likely result in reductions in capital expenditures by our customers, project cancellations as project economics become unprofitable and shut-in oil and natural gas production. As long as these conditions prevail, we expect reduced pricing and utilization for our products and services, especially in North America where industry conditions are worsening more rapidly than other geographic markets.
Demand for the majority of our oilfield services is substantially dependent on the level of expenditures by the oil and gas industry. This level of activity has traditionally been volatile as a result of sensitivities to oil and gas prices and generally dependent on the industry’s view of future oil and gas prices. The purchases of the products and services we provide are, to a substantial extent, deferrable in the event oil and gas companies reduce expenditures. Therefore, the willingness of our customers to make expenditures is critical to our operations. Oil and gas prices have recently been very volatile and are affected by many factors, including the following:
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
Although activity levels in production and development sectors of the oil and gas industry are less immediately affected by changing prices and as a result, less volatile than the exploration sector, producers generally react to declining oil and gas prices by reducing expenditures. This has in the past adversely affected and may in the future adversely affect our business. We are unable to predict future oil and gas prices or the level of oil and gas industry activity. A prolonged low level of activity in the oil and gas industry will adversely affect the demand for our products and services and our financial condition, results of operations and cash flows.
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
Our non-United States revenues accounted for approximately 17%, 19% and 15% of our total revenues in 2008, 2007, and 2006, respectively. Our international operations are subject to a number of risks inherent in any business operating in foreign countries including, but not limited to the following:
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
Certain areas in and near the Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Substantially all of our assets offshore and along the Gulf of Mexico are susceptible to damage and/or total loss by these storms. Damage caused by high winds and turbulent seas could potentially cause us to curtail service operations for significant periods of time until damage can be assessed and repaired. Moreover, even if we do not experience direct damage from any of these storms, we may experience disruptions in our operations because customers may curtail their development activities due to damage to their platforms, pipelines and other related facilities.
Due to the losses as a consequence of the hurricanes that occurred in the Gulf of Mexico in recent years, we have not been able to obtain insurance coverage comparable with that of prior years, thus putting us at a greater risk of loss due to severe weather conditions. Any significant uninsured losses could have a material adverse effect on our financial position, results of operations and cash flows.
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
We depend on significant customers.
We derive a significant amount of our revenue from a small number of major and independent oil and gas companies. Chevron Corporation, BP p.l.c. and Apache Corporation each accounted for approximately 11% of our total revenues in 2008. Shell accounted for approximately 11% and 12% of our total revenue in 2007 and 2006, respectively. Our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers could have a material adverse effect on our business and operations.
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
Percentage-of-completion accounting for contract revenue may result in material adjustments.
In 2008, a significant portion of our revenue was recognized using the percentage-of-completion method of accounting. The percentage-of-completion accounting practices that we use result in our recognizing contract revenue and earnings ratably over the contract term based on the proportion of actual costs incurred to our estimated total contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue and costs. We review our estimates of contract revenue, costs and profitability on a monthly basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of changes in cost estimates, change orders to the original contract, collection disputes with the customer on amounts invoiced or claims against the customer for extra work or increased cost due to customer-induced delays and other factors. Contract losses are recognized in the fiscal period in which the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. No restatements are made to prior periods for changes in these estimates. As a result of the requirements of the percentage-of-completion method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several prior periods and later determine that all or a portion of such previously estimated and reported profits were overstated or understated. If this occurs, the cumulative impact of the change will be reported in the period in which such determination is made, thereby eliminating all or a portion of any profits related to long-term contracts that would have otherwise been reported in such period or even resulting in a loss being reported for such period.

The dangers inherent in our operations and the limits on insurance coverage could expose us to potentially significant liability costs and materially interfere with the performance of our operations.
Our operations are subject to numerous operating risks inherent in the oil and gas industry that could result in substantial losses. These risks include the following:
•	fires;

•	explosions, blowouts and cratering;

•	hurricanes and other extreme weather conditions;

•	mechanical problems, including pipe failure;

•	abnormally pressured formations; and

•	environmental accidents, including oil spills, gas leaks or ruptures, uncontrollable flows of oil, gas, brine or well fluids, or other discharges of toxic gases or other pollutants.
Our liftboats and derrick barges are also subject to operating risks such as catastrophic marine disasters, adverse weather conditions, collisions and navigation errors.
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
Any litigation arising from a catastrophic occurrence involving our services or equipment could result in large claims for damages. The frequency and severity of such incidents affect our operating costs, insurability and relationships with customers, employees and regulators. Any increase in the frequency or severity of such incidents, or the general level of compensation awards with respect to such incidents, could affect our ability to obtain projects from oil and gas companies or insurance. We maintain several types of insurance to cover liabilities arising from our services, including onshore and offshore non-marine operations, as well as marine vessel operations. These policies include primary and excess umbrella liability policies with limits of $100 million dollars per occurrence, including sudden and accidental pollution incidents. We also maintain property insurance on our physical assets, including marine vessels and operating equipment. Successful claims for which we are not fully insured may adversely affect our working capital and profitability.
The cost of many of the types of insurance coverage maintained by us has increased significantly during recent years and resulted in the retention of additional risk by us, primarily through higher insurance deductibles. Very few insurance underwriters offer certain types of insurance coverage maintained by us, and there can be no assurance that any particular type of insurance coverage will continue to be available in the future, that we will not accept retention of additional risk through higher insurance deductibles or otherwise, or that we will be able to purchase our desired level of insurance coverage at commercially feasible rates. Further, due to the losses as a result of hurricanes that occurred in the Gulf of Mexico in recent years, we were not be able to obtain insurance coverage comparable with that of prior years, thus putting us at a greater risk of loss due to severe weather conditions. In addition, costs have significantly increased for windstorm or hurricane coverage which also imposes higher deductibles and limits maximum aggregate recoveries. Any significant uninsured losses could have a material adverse effect on our financial position, results of operations and cash flows.
The occurrence of any of these risks could also subject us to clean-up obligations, regulatory investigation, penalties or suspension of operations. Further, our operations may be materially curtailed, delayed or canceled as a result of numerous factors, including the following:
•	the presence of unanticipated pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with governmental requirements; and

•	shortages or delays in obtaining equipment or in the delivery of equipment and services.

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
Our operations are also subject to certain requirements under OPA. Under OPA and its implementing regulations, “responsible parties,” including owners and operators of certain vessels, are strictly liable for damages resulting from spills of oil and other related substances in the United States waters, subject to certain limitations. OPA also requires a responsible party to submit proof of its financial ability to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Further, OPA imposes other requirements, such as the preparation of oil spill response plans. In the event of a substantial oil spill, we could be required to expend potentially significant amounts of capital which could have a material adverse effect on our future operations and financial results.
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
Federal, state and local statutes and regulations require permits for plugging and abandonment and reports concerning operations. A decrease in the level of enforcement of such laws and regulations in the future would adversely affect the demand for our services and products. In addition, demand for our services is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry generally. The adoption of laws and regulations curtailing exploration and development drilling for oil and gas in our areas of operations for economic, environmental or other policy reasons could also adversely affect our operations by limiting demand for our services.
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
Terrorist activities, anti-terrorist efforts and other armed conflict may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for oil and natural gas, potentially putting downward pressure on demand for our services and causing a reduction in our revenues. Oil and gas related facilities could be direct targets of terrorist attacks, and our operations could be adversely impacted if infrastructure integral to customers’ operations is destroyed or damaged. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information on properties is contained in Part I, Item 1 of this Form 10-K and in note 13 to our consolidated financial statements included in Part II, Item 8.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 4A. Executive Officers of Registrant
Terence E. Hall, age 63, has served as our Chairman of the Board and Chief Executive Officer and as a Director since December 1995. From December 1995 to November 2004, Mr. Hall also served as our President. In December 2008, Mr. Hall was appointed to the Board of Directors of Whitney National Bank.
Kenneth L. Blanchard, age 59, has served as our President since November 2004, and as our Chief Operating Officer since June 2002. Mr. Blanchard also served as one of our Executive Vice Presidents from December 1995 to November 2004.
Robert S. Taylor, age 54, has served as our Chief Financial Officer since January 1996, as one of our Executive Vice Presidents since September 2004, and as our Treasurer since July 1999. He also served as one of our Vice Presidents from July 1999 to September 2004.
A. Patrick Bernard, age 51, has served as our Senior Executive Vice President of Operations since July 2006 and as one of our Executive Vice Presidents since September 2004. He served as one of our Vice Presidents from June 2003 until September 2004. From July 1999 until June 2003, Mr. Bernard served as the Chief Financial Officer of our wholly-owned subsidiary International Snubbing Services, L.L.C. and its predecessor company.
L. Guy Cook, III, age 40, has served as one of our Executive Vice Presidents since September 2004. He has also served as an Executive Vice President of our wholly-owned subsidiary Superior Energy Services, L.L.C. since May 2006, and previously as a Vice President of this subsidiary and its predecessor company since August 2000. He served as our Director of Investor Relations from April 1997 to February 2000 and was also responsible for integrating our acquisitions during that time.
Charles M. Hardy, age 63, has served as one of our Executive Vice Presidents since January 2008. He has also served as Vice President and General Manager of our Marine Services division since May 2005, and previously as Vice President of Sales for this same division since August 2004. From July 2000 to July 2004, Mr. Hardy served as Vice President of Operations of Trico Marine Operators, Inc.
James A. Holleman, age 51, has served as one of our Executive Vice Presidents since September 2004. He served as one of our Vice Presidents from July 1999 to September 2004. Mr. Holleman has served as an Executive Vice President since May 2006, and previously as a Vice President since July 1999 of Superior Energy Services, L.L.C. From 1994 until July 1999, he served as the Chief Operating Officer of Cardinal Services, Inc., which we acquired in July 1999 and is the predecessor to Superior Energy Services, L.L.C.
William B. Masters, age 51, was appointed as our General Counsel and one of our Executive Vice Presidents in March 2008. He was previously a partner in the law firm Jones, Walker, Waechter, Poitevent, Carrère & Denègre L.L.P. for more than 20 years.
Danny R. Young, age 53, has served as one of our Executive Vice Presidents since September 2004. Since May 2006, Mr. Young has served as an Executive Vice President of Superior Energy Services, L.L.C. From January 2002 to May 2005, he served as Vice President of Health, Safety and Environment and Corporate Services of Superior Energy Services, L.L.C.
Patrick J. Zuber, age 48, has served as one of our Executive Vice Presidents since January 2008. Prior to joining us, he was employed with Weatherford International, Ltd. from June 1999 to December 2007, most recently serving as Vice President for the Middle East region since January 2007. From September 2005 to December 2007, Mr. Zuber served as Vice President for the Asia Pacific region. From March 2002 to August 2005, he served as General Manager for the Underbalanced Drilling Division for the Middle East and North Africa region.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Information
Our common stock trades on the New York Stock Exchange under the symbol “SPN.” The following table sets forth the high and low sales prices per share of common stock as reported for each fiscal quarter during the periods indicated.

	High	Low
2007
First Quarter	$36.15	$28.20
Second Quarter	41.78	34.35
Third Quarter	41.92	34.25
Fourth Quarter	37.95	31.57

2008
First Quarter	$45.14	$34.90
Second Quarter	57.25	40.04
Third Quarter	54.42	29.95
Fourth Quarter	30.28	11.64
As of February 19, 2009, there were 78,045,787, shares of our common stock outstanding, which were held by 187 record holders.
Dividend Information
We have never paid any cash dividends on our common stock. We currently expect to retain all of the cash our business generates to fund the operation and expansion of our business and repurchase stock.
Equity Compensation Plan Information
Information required by this item with respect to compensation plans under which our equity securities are authorized for issuance is incorporated by reference from Part III, Item 12.

Issuer Purchases of Equity Securities
During 2008, we repurchased 3,717,000 shares of our common stock at an average price of $27.92 per share, as part of our $350 million share repurchase program that will expire on December 31, 2009. The following table provides information about our common stock repurchased and retired during each month for the fourth quarter of the year ended December 31, 2008 in connection with our $350 million share repurchase program:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total Number of		Purchased as	Yet be
	Shares	Average Price	Part of Publicly	Purchased
Period	Purchased	Paid per Share	Announced Plan	Under the Plan
October 1 - 31, 2008	1,947,000	$20.33	1,947,000	$212,400,000
November 1 - 30, 2008	—	$—	—	$212,400,000
December 1 - 31, 2008	—	$—	—	$212,400,000

January 1, 2008 through December 31, 2008	3,717,000	$27.92	3,717,000	$212,400,000

Performance Graph
The following performance graph and related information shall not be deemed “solicitating material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the total stockholder return on our common stock for the last five years with the total return on the S&P 500 Stock Index and a Self-Determined Peer Group for the same period. The information in the graph is based on the assumption of a $100 investment on January 1, 2004 at closing prices on December 31, 2003.

The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to be a forecast or be indicative of possible future performance of our common stock.

	Years Ended December 31,
	2004	2005	2006	2007	2008
Superior Energy Services, Inc.	$164	$224	$348	$366	$169
S&P 500 Stock Index	$111	$116	$135	$142	$90
Peer Group	$133	$203	$210	$284	$110
NOTES:
•	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

•	The indexes are reweighted daily, using the market capitalization on the previous trading day.

•	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

•	The index level for all series was set to $100.00 on December 31, 2003.
Our Self-Determined Peer Group consists of the same peer group of eleven companies whose average stockholder return levels comprise part of the performance criteria established by the Compensation Committee under our long-term incentive compensation program: BJ Services Company, Helix Energy Solutions Group, Inc., Helmerich & Payne, Inc., Oceaneering International, Inc., Oil States International, Inc., Pride International, Inc., RPC, Inc., Seacor Holdings Inc., Smith International, Inc., Tetra Technologies, Inc., and Weatherford International, Ltd.

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
Revenues	$1,881,124	$1,572,467	$1,093,821	$735,334	$564,339
Income from operations	565,692	465,838	316,889	125,603	76,289
Net income	361,722	281,120	188,241	67,859	35,852
Net income per share:
Basic	4.52	3.47	2.36	0.87	0.48
Diluted	4.45	3.41	2.32	0.85	0.47
Total assets	2,491,633	2,257,249	1,874,478	1,097,250	1,003,913
Long-term debt, net	710,830	711,151	711,505	216,596	244,906
Decommissioning liabilities, less current portion	—	88,158	87,046	107,641	90,430
Stockholders’ equity	1,219,533	980,679	710,688	524,374	433,879

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and applicable notes to our consolidated financial statements and other information included elsewhere in this Annual Report on Form 10-K, including risk factors disclosed in Part I, Item 1A. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.
Executive Summary
We believe we are a leading provider of oilfield services and equipment focused on serving the drilling-related needs of oil and gas companies primarily through our rental tools segment, and the production-related needs of oil and gas companies through our well intervention, rental tools and marine segments. In recent years, we have expanded geographically into select domestic land and international market areas. Through our equity-method investments, we also own oil and gas properties in the Gulf of Mexico.
The financial performance of our various products and services are reported in four different segments – well intervention, rental tools, marine and oil and gas.
Overview of our business segments
The well intervention segment consists of specialized down-hole services, which are both labor and equipment intensive. We offer a wide variety of services used to maintain, enhance and extend oil and gas production from mature wells. In 2008, approximately 56% of this segment’s revenue was derived from work performed for customers in the Gulf of Mexico market area, while approximately 30% of segment revenue was from the domestic land market area and approximately 14% of segment revenue was from international market areas. While our income from operations as a percentage of segment revenue tends to be fairly consistent, special projects such as well control can directly increase our profitability.
The rental tools segment is capital intensive with higher operating margins as a result of relatively low operating expenses. The largest fixed cost is depreciation as there is little labor associated with our rental tools businesses. The financial performance primarily is a function of changes in volume rather than pricing. In 2008, approximately 36% of segment revenue was derived from the Gulf of Mexico market area, while approximately 34% of segment revenue was from the domestic land market area and approximately 30% of segment revenue was from international market areas. Three rental products and their ancillary equipment – accommodations, drill pipe and stabilization tools – each account for more than 20% of this segment’s revenue in 2008.
The marine segment is comprised of our 28 rental liftboats. Operating costs of our liftboats are relatively fixed, and therefore, income from operations as percentage of revenue can vary significantly from quarter to quarter and year to year based on changes in dayrates and utilization levels. With all of our liftboats currently operating in the Gulf of Mexico, our activity levels can be impacted by harsh weather, especially tropical systems that occur during hurricane season.
On March 14, 2008, we completed the sale of 75% of our interest in SPN Resources. SPN Resources’ operations constituted substantially all of our oil and gas segment. Subsequent to the sale, we account for our remaining interest in SPN Resources using the equity-method (see note 4 to our consolidated financial statements included in Item 8 of this Form 10-K).
Market drivers and conditions
The oil and gas industry remains highly cyclical and seasonal. Activity levels are driven primarily by traditional energy industry activity indicators, which include current and expected commodity prices, drilling rig counts, well completions and workover activity, geological characteristics of producing wells which determine the number of services required per well, oil and gas production levels, and customers’ spending allocated for drilling and production work, which is reflected in our customers’ operating expenses or capital expenditures.

Historical market indicators are listed below:

		%		%
	2008	Change	2007	Change	2006
Worldwide Rig Count (1)
U.S.	1,879	6%	1,768	7%	1,648

International (2)	1,079	7%	1,005	9%	925
Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$99.73	38%	$72.19	9%	$66.43
Natural Gas (Henry Hub)	$9.04	4%	$8.67	21%	$7.17

(1)	Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Inc. rig count information.

(2)	Excludes Canada Rig Count.
Although the average price of West Texas Intermediate crude oil increased 38% over 2007 to $99.73 per barrel, on February 23, 2009, the price was under $40.00 per barrel, indicative of the rapid decline in demand for oil as a result of the global recession. A similar decrease has also occurred in natural gas prices in the United States. This has also lead to a precipitous decline in the drilling rig count. Since peaking at 2,031 average rigs working during the third quarter of 2008, the average number of drilling rigs working in the United States has dropped more than 35% to 1,300 by the end of February 2009. The downturn in industry fundamentals, which also includes announced reductions in capital expenditures by our customers, will reduce demand for our products and services, especially in North America where industry conditions are worsening more rapidly than other geographic markets. In addition to lower utilization of our equipment, we would expect our customers to seek price reductions for our products and services.
Factors impacting our 2008 financial performance
Several factors contributed to our financial performance in 2008. First, we continued to execute our long-term growth strategy of expanding geographically in an effort to reduce our dependency on a single geographic region, especially the Gulf of Mexico. As evidence of our successful execution of the diversification strategy, our non-Gulf of Mexico revenue was the highest in the Company’s history at approximately $857 million as compared with approximately $803 million in 2007. Second, we experienced a significant increase in revenue and income from operations from the Gulf of Mexico market – primarily in the well intervention segment – due to our performance on a large-scale platform decommissioning project, which commenced during the first quarter of 2008 and accounted for an approximate 53% increase in this segment’s revenue for 2008. We currently estimate this work will be completed in the first half of 2010. Third, average oil and natural gas prices increased over 2007 averages, which positively impacted customer spending on drilling and production-related projects. Fourth, the average number of rigs drilling for oil and natural gas in domestic and international market areas increased 7% over 2007, which directly impacts demand for most of our rental tools and serves as a proxy for customer spending and activity levels on well intervention services. Fifth, activity levels in the Gulf of Mexico were curtailed during the last four months of the year for some well intervention services as a result of Hurricanes Gustav and Ike. Both hurricanes resulted in downtime throughout our company in the days following the storms. However, demand for certain production-related services was curtailed for an extended period as customers focused their resources on assessing damage to their platforms and pipelines, and restoring production. Sixth, our income from operations as a percentage of revenue decreased primarily due to the March 2008 sale of 75% of our interest in SPN Resources, our oil and gas production subsidiary which contributed strong profitability in 2007 as a result of high commodity prices.
Geographically, our largest increase in revenue was from the Gulf of Mexico market area, which increased 33% over 2007 to $1,025 million – or 55% of total revenue – due primarily to the aforementioned large-scale platform decommissioning project. Revenue from our domestic land market operations increased 7% over 2007 to approximately $540 million. This was primarily due to increased activity levels and capital expenditures. International revenue was approximately $317 million, or 17% of total revenue. The primary reasons for the increase were further expansion of our rental tools segment in South America and contributions from a small acquisition in the well intervention segment in Europe. This growth was partially offset by reduced demand for rental tools in the North Sea, repositioning of a derrick barge from the Asia Pacific market to the Gulf of Mexico and the successful completion of a derrick barge construction project for an Asia Pacific customer early in 2008.
Industry Outlook
The strong industry conditions that prevailed in 2008 have declined in early 2009 and are expected to worsen throughout the year. The global credit crisis which was a catalyst for an economic recession in the United States as well as in other countries has sharply curtailed demand for oil and natural gas, especially demand from industrial users. In addition, the inability to access capital by industrial users of oil and natural gas and by exploration and production companies seeking to fund exploration and development projects has contributed to the decrease in hydrocarbon demand. The confluence of events has created sharp decreases in oil and natural gas prices and the number of rigs drilling for oil and natural gas – especially in North America – since the end of 2008.
Many industry observers believe the long-term demand fundamentals of the energy sector remain in place – increasing demand for hydrocarbons from emerging countries coupled with challenges in meaningfully increasing supply due to high rates of depletion from new oil and natural gas reservoirs, an aging infrastructure to adequately meet new supply challenges and a lack of economically viable sources of alternative energy. However, in the short-term, demand for oilfield services – particularly demand in North America – will continue to come under pressure. Lower commodity prices will make certain projects uneconomical, further reduce demand for drilling and potentially shut-in oil and gas production. These conditions will negatively impact demand for our products and services, resulting in lower prices and utilization.
In response to these uncertain times, we are taking steps to ensure we are prepared for near-term market conditions while maintaining our growth strategy. We believe we can reduce headcount through natural attrition without making large-scale reductions in our workforce. Where possible, we will move assets to other markets, consolidate facilities and reduce operating costs.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 1 to our consolidated financial statements contains a description of the accounting policies used in the preparation of our financial statements. We evaluate our estimates on an ongoing basis, including those related to long-lived assets and goodwill, income taxes, allowance for doubtful accounts, long-term construction accounting and self-insurance. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual amounts could differ significantly from these estimates under different assumptions and conditions.
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
Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. We record impairment losses on long-lived assets used in operations when the estimated cash flows to be generated by those assets are less than the carrying amount of those items. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization levels and operating performance. Our estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance. Assets are grouped by subsidiary or division for the impairment testing, except for liftboats, which are grouped together by leg length. These groupings represent the lowest level of identifiable cash flows. The Company has long-lived assets, such as facilities, utilized by multiple operating divisions that do not have identifiable cash flows. Impairment testing for these long-lived assets is based on the consolidated entity. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. If the sum of the cash flows is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The net carrying value of assets not fully recoverable is reduced to fair value. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. The oil and gas industry is cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.
Goodwill. In assessing the recoverability of goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. We test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 (FAS No. 142), “Goodwill and Other Intangible Assets.” FAS No. 142 requires that goodwill as well as other intangible assets with indefinite lives not be amortized, but instead tested annually for impairment. Our annual testing of goodwill is based on our estimate of fair value and carrying value at December 31. We estimate the fair value of each of our reporting units (which are consistent with our business segments) using various cash flow and earnings projections discounted at a rate estimated to approximate the reporting units’ weighted average cost of capital. We then compare these fair value estimates to the carrying value of our reporting units. If the fair value of the reporting units exceeds the carrying amount, no impairment loss is recognized. Our estimates of the fair value of these reporting units represent our best estimates based on industry trends and reference to market transactions. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events.
Based on business conditions and market values that existed at December 31, 2008, we concluded that no impairment loss were required. However, the market value of our common stock continues to be depressed and we continue to experience difficult economic environments and significant competition in most of our markets. If, among other factors, (1) our equity value remains depressed or declines further, (2) the fair value of our reporting units decline, or (3) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that impairment losses are required in order to reduce the carrying value of our goodwill, and, to a lesser extent, long-lived assets. Depending on the severity of the changes in the key factors underlying the valuation of our reporting units, such losses could be significant.
Income Taxes. We provide for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS No. 109), “Accounting for Income Taxes.” This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws, as well as changes in our financial condition or the carrying value of existing assets and liabilities, could affect these estimates. The effect of a change in tax rates is recognized as income or expense in the period that the rate is enacted.
Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments. These estimated allowances are periodically reviewed, on a case by case basis, analyzing the customer’s payment history and information regarding customer’s creditworthiness known to us. In addition, we record a reserve based on the size and age of all receivable balances against those balances that do not have specific reserves. If the financial condition of our customers deteriorates, resulting in their inability to make payments, additional allowances may be required.
Revenue Recognition. Our products and services are generally sold based upon purchase orders or contracts with customers that include fixed or determinable prices. We recognize revenue when services or equipment are provided and collectibility is reasonably assured. We contract for marine, well intervention and environmental projects either on a day rate or turnkey basis, with a majority of our projects conducted on a day rate basis. Our rental tools are rented on a day rate basis, and revenue from the sale of equipment is recognized when the equipment is shipped. We use the percentage-of-completion method for recognizing our revenues and related costs on our contract to decommission seven downed oil and gas platforms and related well facilities located in the Gulf of Mexico. We estimate the percentage complete utilizing costs incurred as a percentage of total estimated costs.
Long-Term Construction Accounting for Revenue and Profit (Loss) Recognition. A portion of our revenue is derived from long-term contracts. For contracts that meet the criteria under Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” we recognize revenues on the percentage-of-completion method, primarily based on costs incurred to date compared with total estimated contract costs. It is possible there will be future and currently unforeseeable significant adjustments to our estimated contract revenues, costs and profitability for contracts currently in process. These adjustments could, depending on the magnitude of the adjustments, materially, positively or negatively, affect our operating results in an annual or quarterly reporting period. The accuracy of the revenue and estimated earnings we report for fixed-price contracts is dependent upon the judgments we make in estimating our contract performance and contract revenue and costs.
Self-Insurance. We self-insure, through deductibles and retentions, up to certain levels for losses related to workers’ compensation, third party liability insurances, property damage, and group medical. With our growth, we have elected to retain more risk by increasing our self-insurance. We accrue for these liabilities based on estimates of the ultimate cost of claims incurred as of the balance sheet date. We regularly review our estimates of reported and unreported claims and provide for losses through reserves. We also have actuarial reviews of our estimates for losses related to workers’ compensation and group medical on an annual basis. While we believe these estimates are reasonable based on the information available, our financial results could be impacted if litigation trends, claims settlement patterns and future inflation rates are different from our estimates. Although we believe adequate reserves have been provided for expected liabilities arising from our self-insured obligations, and we believe that we maintain adequate insurance coverage, we cannot assure that such coverage will adequately protect us against liability from all potential consequences.
Comparison of the Results of Operations for the Years Ended December 31, 2008 and 2007
For the year ended December 31, 2008, our revenue was $1,881.1 million, resulting in net income of $361.7 million or $4.45 diluted earnings per share. The results included a pre-tax gain of $40.9 million from the sale of businesses. For the year ended December 31, 2007, revenue was $1,572.5 million, and net income was $281.1 million or $3.41 diluted earnings per share. Net income for the year ended December 31, 2007 included a pre-tax gain of $7.5 million from the sale of a non-core rental tool business. Revenue in the well intervention segment was higher primarily as a result of an increase in engineering and project management services associated with a large-scale platform decommissioning project. Revenue in the rental tools segment was higher as a result of increased production-related projects and drilling activity worldwide, recent acquisitions and continued expansion of our rental tool business. Both revenue and income from operations decreased in our marine segment due to lower utilization and dayrates. Revenue in our oil and gas segment decreased due the fact that we sold 75% of our interest in SPN Resources in March 2008. SPN Resources represented substantially all of our operating oil and gas segment. Subsequent to the sale of our interest on March 14, 2008, we account for our remaining interest in SPN Resources using the equity-method.

The following table compares our operating results for the years ended December 31, 2008 and 2007 (in thousands). Cost of services, rentals and sales excludes depreciation, depletion, amortization and accretion for each of our four business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by our other three segments.

	Revenue			Cost of Services, Rentals and Sales
	2008	2007	Change	2008	%	2007	%	Change

Well Intervention	$1,155,221	$761,015	$394,206	$633,127	55%	$419,818	55%	$213,309
Rental Tools	550,939	496,290	54,649	178,563	32%	156,731	32%	21,832
Marine	121,104	127,898	(6,794)	74,830	62%	60,432	47%	14,398
Oil and Gas	55,072	192,700	(137,628)	12,986	24%	66,580	35%	(53,594)
Less: Oil and Gas Elim.	(1,212)	(5,436)	4,224	(1,212)	—	(5,436)	—	4,224

Total	$1,881,124	$1,572,467	$308,657	$898,294	48%	$698,125	44%	$200,169

The following discussion analyzes our results on a segment basis.
Well Intervention Segment
Revenue for our well intervention segment was $1,155.2 million for the year ended December 31, 2008, as compared to $761.0 million for 2007.  Cost of services remained constant at 55% of segment revenue in 2008 and 2007. Our revenue increased 53% as the result of our performance on a large-scale platform decommissioning project, which we expect to complete in the first half of 2010. We also experienced an increase in revenue from a full year of expansion of wireline and snubbing services in Continental Europe. Additionally, revenue from coiled tubing services increased approximately 37% mainly from additional activity and the addition of new equipment in domestic land market areas. These increases were offset by a decrease in revenue from the completion of a construction contract for the sale of a derrick barge in June 2008. We recognized revenue for this construction contract throughout 2007 using the percentage-of-completion method. Revenue from land and international market areas grew 9% and 11%, respectively, in 2008.
Rental Tools Segment
Revenue for our rental tools segment was $550.9 million for the year ended December 31, 2008, an approximate 11% increase from the same period in 2007. Cost of services remained constant at 32% of segment revenue in 2008 and 2007. Our largest increases in revenue were generated from our stabilizers and on-site accommodations. These increases were partially offset by the loss of revenue from the sale of a non-core rental business in 2007. Our largest geographic revenue improvements were in the Gulf of Mexico where revenue increased 27% to approximately $197.3 million in 2008 over the same period in 2007. We also experienced significant increases in the South American and African market areas. These increases were partially offset by a decrease in drill pipe rental from the North Sea market.
Marine Segment
Our marine segment revenue for the year ended December 31, 2008 decreased 5% from 2007 to $121.1 million. Conversely, cost of services increased 24% for the year ended December 31, 2008 from the same period in 2007 due to lower utilization, increased maintenance and higher direct costs. The increase in maintenance cost is partially due to the fact that we use periods of lower utilization as an opportunity to perform required maintenance to our liftboat fleet. Additionally, cost of services usually does not fluctuate proportionately with revenue due to the high fixed costs associated with this segment. The fleet’s average utilization decreased to approximately 66% in 2008 from 71% in 2007. The fleet’s average dayrate decreased 10% to approximately $15,600 in 2008 from $17,300 in 2007.

Oil and Gas Segment
In March 2008, we sold 75% of our interest in SPN Resources for approximately $167.2 million and recorded a pre-tax gain on sale of this business of approximately $37.1 million. SPN Resources represented substantially all of our oil and gas segment. Subsequent to the sale of our interest on March 14, 2008, we account for our remaining interest in SPN Resources using the equity-method.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion decreased to $175.5 million for the year ended December 31, 2008 from $187.8 million in 2007. Depreciation, depletion and accretion for our oil and gas segment decreased $56.4 million, or 95%, in 2008 from 2007. As a result of the sale of our 75% interest in SPN Resources on March 14, 2008, we ceased the depreciation and depletion for this segment when these assets were identified as available for sale in January 2008. Depreciation and amortization expense related to our well intervention and rental tools segments for 2008 increased by $42.8 million, or 35%, from 2007. The increase in depreciation and amortization expense for these segments is primarily attributable to our 2008 and 2007 capital expenditures. Depreciation expense related to the marine segment in 2008 increased approximately $1.2 million, or 14%, from 2007. The increase in depreciation expense for the marine segment is primarily attributable to the delivery of two new vessels, which was partially offset by lower utilization.
General and Administrative Expenses
General and administrative expenses increased to $282.6 million for the year ended December 31, 2008 from $228.1 million in 2007. General and administrative expenses related to our well intervention and rental tools segments increased $55.1 million, or 27%, from 2007 to 2008. The increase in general and administrative expense is primarily related to increased expenses associated with our geographic expansion, increased retirement benefits, increased incentive compensation expenses due to our strong operating results and additional infrastructure to enhance our growth. General and administrative expenses remained constant at approximately 15% of revenue for 2008 and 2007.
Comparison of the Results of Operations for the Years Ended December 31, 2007 and 2006
For the year ended December 31, 2007, our revenue was $1,572.5 million, resulting in net income of $281.1 million or $3.41 diluted earnings per share. Our net income includes a pre-tax gain of $7.5 million from the sale of a non-core rental tool business. For the year ended December 31, 2006, revenue was $1,093.8 million, and net income was $188.2 million or $2.32 diluted earnings per share. Net income for the year ended December 31, 2006 includes a pre-tax loss on early extinguishment of debt of $12.6 million. Revenue and income from operations were higher in the well intervention and rental tools segments as a result of increased production-related projects and drilling activity worldwide, acquisitions and continued expansion of our rental tool business. Both revenue and income from operations decreased in our marine segment due to lower utilization. Both revenue and income from operations in our oil and gas segment were significantly higher due to higher commodity prices and higher production as a portion of 2006 production was impacted by shut-in production due to Hurricanes Katrina and Rita.
The following table compares our operating results for the years ended December 31, 2007 and 2006 (in thousands). Cost of services, rentals and sales excludes depreciation, depletion, amortization and accretion for each of our four segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by our other three segments.

	Revenue			Cost of Services, Rentals and Sales
	2007	2006	Change	2007	%	2006	%	Change

Well Intervention	$761,015	$469,110	$291,905	$419,818	55%	$269,631	57%	$150,187
Rental Tools	496,290	371,155	125,135	$156,731	32%	115,898	31%	40,833
Marine	127,898	140,115	(12,217)	$60,432	47%	56,189	40%	4,243
Oil and Gas	192,700	127,682	65,018	$66,580	35%	70,028	55%	(3,448)
Less: Oil and Gas Elim.	(5,436)	(14,241)	8,805	$(5,436)	—	(14,241)	—	8,805

Total	$1,572,467	$1,093,821	$478,646	$698,125	44%	$497,505	45%	$200,620

The following discussion analyzes our results on a segment basis.
Well Intervention Segment
Revenue for our well intervention segment was $761.0 million for the year ended December 31, 2007, as compared to $469.1 million for 2006. Cost of services decreased to 55% of segment revenue in 2007 from 57% in 2006, primarily due to the segment’s increase in revenue and a change in business mix. We experienced higher revenue for most of our production-related services. Approximately 60% of our increase in revenue is attributable to acquisition and disposition activities occurring late in 2006 and throughout 2007. An additional 20% of the increase in revenue is from a full year of activity related to the charter of a derrick barge as well as a contract to construct a derrick barge to be sold to a third party for approximately $53 million. The balance of the increase in revenue is attributable to increased well control and hydraulic workover services as production-related activity improved.
Rental Tools Segment
Revenue for our rental tools segment for 2007 was $496.3 million, a 34% increase over 2006. The cost of rentals and sales percentage remained relatively constant at 32% in 2007 as compared to 31% in 2006. In 2007, we sold the assets of a non-core rental business. We experienced significant increases in revenue from our stabilizers, on-site accommodations, drill pipe and accessories, and drill collars. The increases are a result of acquisitions, expansion of rental products through capital expenditures, and increased activity worldwide. Our international revenue for the rental tools segment increased 73% to approximately $163 million in 2007 over 2006. Our largest improvements were in the North Sea, South American and Africa market areas.
Marine Segment
Our marine segment revenue for the year ended December 31, 2007 decreased 9% from 2006 to $127.9 million. Our cost of services percentage increased to 47% in 2007 as compared to 40% in 2006 primarily due to lower utilization and an increase in our labor and maintenance costs. Due to the high fixed costs associated with this segment, the cost of services percentage increases at an accelerated rate when revenue declines. The fleet’s average utilization decreased to approximately 71% in 2007 from 82% in 2006 due to increased idle days resulting from lower demand, inspections, maintenance and poor weather conditions in the Gulf of Mexico which prevent our liftboats from mobilizing in high seas. The fleet’s average dayrate increased approximately 4% to approximately $17,300 in 2007 from $16,600 in 2006.
Oil and Gas Segment
Oil and gas revenue was $192.7 million in the year ended December 31, 2007, as compared to $127.7 million in 2006. In 2007, production was approximately 3,305,000 boe, as compared to approximately 2,505,000 boe in 2006. The cost of sales percentage decreased to 35% in 2007 from 55% in 2006 due to increased production and commodity prices. In 2006, shut-in production resulting from damage caused by the 2005 hurricane season did not fully return until the second quarter of 2006.
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

General and Administrative Expenses
General and administrative expenses increased to $228.1 million for the year ended December 31, 2007 from $168.4 million in 2006. Approximately 50% of our increase in general and administrative expenses is attributable to acquisitions occurring late in 2006 and throughout 2007. The remainder of this increase was primarily attributable to increased expense related to our continued growth through expanding our geographic area of operations and acquisitions as well as increased incentive compensation expense due to our strong operating results. General and administrative expenses remained constant at approximately 15% of revenue for 2007 and 2006.
Liquidity and Capital Resources
In the year ended December 31, 2008, we generated net cash from operating activities of $402.4 million as compared to $530.3 million in 2007. The decrease in cash generated from operating activities is primarily due to the increase in cost and estimated earnings in excess of billings related to a large-scale platform decommissioning contract in the Gulf of Mexico. This will be billed and collected in the first half of 2009. Our primary liquidity needs are for working capital, capital expenditures, acquisitions and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. We had cash and cash equivalents of $44.9 million at December 31, 2008 compared to $51.6 million at December 31, 2007.
We made approximately $453.9 million of capital expenditures during the year ended December 31, 2008. Approximately $189.1 million was used to expand and maintain our rental tool equipment inventory. We also made $184.5 million and $50.8 million of capital expenditures to expand and maintain the asset base of our well intervention and marine segments, respectively. In addition, we made $26.7 million of capital expenditures on construction and improvements to our facilities.
In March 2008, we sold 75% of our interest in SPN Resources for approximately $167.2 million. In connection with the disposition of our controlling interest in SPN Resources, we retained performance guarantees related to SPN Resources’ decommissioning liabilities. Additionally, we retained preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with the oil and gas properties owned and operated by SPN Resources at the closing. The turnkey contract covers only routine end of life well abandonment and pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a remaining fixed price of approximately $147.4 million as of December 31, 2008.  The turnkey contract consists of numerous, separate billable jobs estimated to be performed between 2008 and 2022. During the year ended December 31, 2008, we received $17.0 million of cash distributions from SPN Resources.
In connection with the sale of assets of a non-core rental tool business in August 2007 and certain conditions being met during the year ended December 31, 2008, we received approximately $6.0 million of additional cash consideration, which resulted in an additional pre-tax gain on sale of business of approximately $3.3 million.
In April 2008, we contracted to purchase a 50% interest in four 265-foot class liftboats for approximately $50.3 million with scheduled delivery dates through 2010. Through December 31, 2008, we have spent approximately $40.3 million for our 50% interest in these liftboats. In January 2009, the party controlling the other 50% interest in the four liftboats exercised its option to require us to purchase its undivided 50% ownership interest in these vessels.
We have a $250 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At February 19, 2009, we had approximately $54.0 million outstanding under the bank credit facility. Additionally, we had approximately $11.3 million of letters of credit outstanding, which reduces our borrowing capacity under this credit facility. Borrowings under the credit facility bear interest at a LIBOR rate plus margins that depend on our leverage ratio. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness.

We have $15.0 million outstanding at December 31, 2008 in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears interest at the rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements.
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
The Company’s current long term issuer credit rating is BB+ by Standard and Poor’s and Ba3 by Moody’s. Our credit rating may be impacted by the rating agencies’ view of the cyclical nature of our industry sector.
Under certain circumstances, holders may exchange the 1.5% senior exchangeable notes for shares of our common stock. The initial exchange rate is 21.9414 shares of common stock per $1,000 principal amount of notes. This is equal to an initial exchange price of $45.58 per share. The exchange price represents a 35% premium over the closing share price at the date of issuance. The notes may be exchanged under the following circumstances:
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
In connection with the exchangeable note transaction, we simultaneously entered into agreements with affiliates of the initial purchasers to purchase call options and sell warrants on our common stock. We may exercise the call options we purchased at any time to acquire approximately 8.8 million shares of our common stock at a strike price of $45.58 per share. The owners of the warrants may exercise the warrants to purchase from us approximately 8.8 million shares of our common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may be settled in cash, in shares or in a combination of cash and shares, at our option. These transactions may potentially reduce the dilution of our common stock from the exchange of the notes by increasing the effective exchange price to $59.42 per share. Lehman Brothers OTC Derivatives, Inc. (LBOTC) is the counterparty to 50% of our call option and warrant transactions. On October 3, 2008, LBOTC filed for bankruptcy protection, which is an event of default under the contracts relating to the call option and warrant transactions. We have not terminated these contracts and continue to carefully monitor the developments affecting LBOTC.  Although we may not retain the benefit of the call option due to LBOTC’s bankruptcy, we do not expect that there will be a material impact, if any, on the financial statements or results of operations.  The call option and warrant transactions described above do not affect the terms of the outstanding exchangeable notes.

During the year ended December 31, 2008, we purchased and retired 3,717,000 shares of our outstanding common stock at an average price of $27.92 per share, or $103.8 million in the aggregate. These purchases were made in connection with our authorized $350 million share repurchase program that will expire on December 31, 2009. As of December 31, 2008, we have approximately $212.4 million remaining available for purchase under this program.
The following table summarizes our contractual cash obligations and commercial commitments at December 31, 2008 (amounts in thousands) for our long-term debt (including estimated interest payments), operating leases, contractual obligations and other long-term liabilities. We do not have any other material obligations or commitments.

Description	2009	2010	2011	2012	2013	Thereafter

Long-term debt, including estimated interest payments	$28,388	$28,336	$27,783	$27,231	$27,179	$791,168
Operating leases	16,474	12,625	7,033	4,361	2,694	13,803
Vessel Construction	67,870	1,089	—	—	—	—
Other long-term liabilities	—	11,848	8,674	5,198	2,797	8,088

Total	$112,732	$53,898	$43,490	$36,790	$32,670	$813,059

We currently believe that we will make approximately $275 million of capital expenditures, excluding acquisitions and targeted asset purchases, during 2009 to expand our rental tool asset base, add new coiled tubing and electric-line units and complete construction on our liftboats. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
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
Off-Balance Sheet Arrangements
We have no off-balance sheet financing arrangements other than our potential additional consideration that may be payable as a result of the future operating performances of our acquisitions. At December 31, 2008, the maximum additional consideration payable for our prior acquisitions was approximately $27.4 million. These amounts are not classified as liabilities under current generally accepted accounting principles and are not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.
Hedging Activities
We entered into hedging transactions in 2004 that expired on August 31, 2006 to secure a commodity price for a portion of our oil production and to reduce our exposure to oil price fluctuations. We do not enter into derivative transactions for trading purposes. We used financially-settled crude oil swaps and zero-cost collars that provided floor and ceiling prices with varying upside price participation. Our swaps and zero-cost collars were designated and accounted for as cash flow hedges. For the year ended December 31, 2006, hedging settlement payments reduced oil and gas revenue by approximately $13.8 million, and no gains or losses were recognized due to hedge ineffectiveness.
During 2008, we entered into forward foreign exchange contracts to mitigate the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. At December 31, 2008, we had foreign currency forward contracts outstanding in order to hedge exposure to currency fluctuations between the British Pound Sterling and the Euro. These contracts are not accounted for as hedges and are marked to fair market value each period. Based on the exchange rates as of December 31, 2008, we recorded an immaterial gain to adjust these forward contracts to their fair market value. The counterparties to the forward contracts are major financial institutions. In the event that the counterparties fail to meet the terms of the forward contract, our exposure is limited to the foreign currency rate differential.
Recently Issued Accounting Pronouncements
In November 2008, the Emerging Issues Task Force issued EITF Issue No. 08-06, “Equity-Method Investment Considerations,” which clarifies the accounting for certain transactions involving equity-method investments. This interpretation is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. We do not expect the adoption of EITF Issue No. 08-06 to have an impact on our results of operations and financial position.
In May 2008, the Financial Accounting Standards Board issued its Staff Position APB No. 14-1 (FSP APB No. 14-1) “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the proceeds from the issuance of exchangeable debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The provisions of FSP APB No. 14-1 are effective for fiscal years beginning after December 15, 2008 and will require retrospective application. FSP APB No. 14-1 will change the accounting treatment for our 1.50% senior exchangeable notes and impact our results of operations due to an increase in non-cash interest expense beginning in 2009 for financial statements covering past and future periods. In addition to a reduction of debt balances and an increase to stockholders’ equity on our consolidated balance sheets for each period presented, we expect the retrospective application of FSP APB No. 14-1 will result in a cumulative non-cash increase to our historical interest expense of approximately $31 to $34 million for 2007 and 2008. Additionally, we expect that the adoption will result in a non-cash increase to our projected annual interest expense of approximately $17 to $19 million for 2009.
In December 2007, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 141(R) (FAS No. 141(R)), “Business Combinations (as amended).” FAS No. 141(R) requires an acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date fair value. Additionally, contingent consideration and contractual contingencies shall be measured at acquisition date fair value. FAS No. 141(R) also requires an acquirer to disclose all of the information users may need to evaluate and understand the nature and financial effect of the business combination. Such information includes, among other things, a description of the factors comprising goodwill recognized in the transaction, the acquisition date fair value of the consideration, including contingent consideration, amounts recognized at the acquisition date for each major class of assets acquired and liabilities assumed, transactions not considered to be part of the business combination (i.e., separate transactions), and acquisition-related costs. FAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (for any acquisitions closed by us on or after January 1, 2009), and early adoption is not permitted. FAS No. 141(R) will impact the accounting for acquisitions closed on or after January 1, 2009.
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

Foreign Currency Exchange Rates
Because we operate in a number of countries throughout the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for our international operations, other than our operations in the United Kingdom, Germany and the Netherlands, is the U.S. dollar, but a portion of the revenue from these foreign operations is paid in foreign currencies. The effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations are also generally denominated in the same currency. We continually monitor the currency exchange risks associated with all contracts not denominated in the U.S. dollar. Any gains or losses associated with such fluctuations have not been material.
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
When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. At December 31, 2008, we had entered into foreign currency forward contracts to hedge exposure to currency fluctuations between the British Pound Sterling and the Euro. These contracts are not accounted for as hedges and are marked to fair market value each period. Based on the exchange rates as of December 31, 2008, we recorded an immaterial gain to adjust these forward contracts to their fair market value. The counterparties to the forward contracts are major financial institutions. In the event that the counterparties fail to meet the terms of the forward contract, our exposure is limited to the foreign currency rate differential.
Interest Rates
At December 31, 2008, none of our outstanding long-term debt had variable interest rates, and we had no interest rate risks at that time.
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
We also have agreements with affiliates of the initial purchasers to purchase call options and sell warrants of our common stock. We may exercise the call options at any time to acquire approximately 8.8 million shares of our common stock at a strike price of $45.58 per share. The owners of the warrants may exercise their warrants to purchase from us approximately 8.8 million shares of our common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may be settled in cash, in shares or in a combination of cash and shares, at our option. Lehman Brothers OTC Derivatives, Inc. (LBOTC) is the counterparty to 50% of our call option and warrant transactions. On October 3, 2008, LBOTC filed for bankruptcy protection, which is an event of default under the contracts relating to the call option and warrant transactions. We have not terminated these contracts and continue to carefully monitor the developments affecting LBOTC.  Although we may not retain the benefit of the call option due to LBOTC’s bankruptcy, we do not expect that there will be a material impact, if any, on our financial statements or results of operations. The call option and warrant transactions described above do not affect the terms of the outstanding exchangeable notes.
For additional discussion of the notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7.

Item 8. Financial Statements and Supplementary Data
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, and for performing an assessment of the effectiveness of internal control over our financial reporting as of December 31, 2008. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
Our management, including our principal executive officer and principal financial officer, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based upon criteria in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment under the criteria in “Internal Control – Integrated Framework,” our management determined that our internal control over financial reporting was effective as of December 31, 2008.
Our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Superior Energy Services, Inc.:
We have audited the accompanying consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule, “Valuation and Qualifying Accounts” for the years ended December 31, 2008, 2007 and 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Energy Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Superior Energy Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
New Orleans, Louisiana
February 27, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Superior Energy Services, Inc.:
We have audited Superior Energy Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Superior Energy Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Superior Energy Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Superior Energy Services, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
New Orleans, Louisiana
February 27, 2009

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007
(in thousands, except share data)

	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$44,853	$51,649
Accounts receivable, net of allowance for doubtful accounts of $18,013 and $16,742 at December 31, 2008 and 2007, respectively	360,357	343,334
Current portion of notes receivable	—	15,584
Prepaid expenses	18,041	19,641
Other current assets	223,598	40,797

Total current assets	646,849	471,005

Property, plant and equipment, net	1,114,941	878,352
Oil and gas assets, net, under the successful efforts method of accounting	—	208,056
Goodwill	477,860	484,594
Notes receivable	—	16,732
Equity-method investments	122,308	56,961
Intangible and other long-term assets, net	129,675	141,549

Total assets	$2,491,633	$2,257,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$87,207	$69,510
Accrued expenses	152,536	177,779
Income taxes payable	20,861	7,520
Deferred income taxes	36,830	—
Current portion of decommissioning liabilities	—	36,812
Current maturities of long-term debt	810	810

Total current liabilities	298,244	292,431

Deferred income taxes	226,421	163,338
Decommissioning liabilities	—	88,158
Long-term debt, net	710,830	711,151
Other long-term liabilities	36,605	21,492

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $0.001 par value. Authorized, 125,000,000 shares; issued and outstanding 78,028,072 and 80,671,650 shares at December 31, 2008 and 2007, respectively	78	81
Additional paid in capital	320,309	401,455
Accumulated other comprehensive income (loss), net	(32,641)	9,078
Retained earnings	931,787	570,065

Total stockholders’ equity	1,219,533	980,679

Total liabilities and stockholders’ equity	$2,491,633	$2,257,249

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except per share data)

	2008	2007	2006
Oilfield service and rental revenues	$1,826,052	$1,379,767	$966,139
Oil and gas revenues	55,072	192,700	127,682

Total revenues	1,881,124	1,572,467	1,093,821

Cost of oilfield services and rentals	885,308	631,545	427,477
Cost of oil and gas sales	12,986	66,580	70,028

Total cost of services, rentals and sales (exclusive of items shown separately below)	898,294	698,125	497,505

Depreciation, depletion, amortization and accretion	175,500	187,841	111,011
General and administrative expenses	282,584	228,146	168,416
Gain on sale of businesses	40,946	7,483	—

Income from operations	565,692	465,838	316,889

Other income (expense):
Interest expense, net of amounts capitalized	(30,419)	(33,257)	(22,950)
Interest income	2,975	2,662	3,990
Other income (expense)	(3,977)	189	622
Loss on early extinguishment of debt	—	—	(12,596)
Earnings (losses) from equity-method investments, net	24,373	(2,940)	5,891

Income before income taxes	558,644	432,492	291,846

Income taxes	196,922	151,372	103,605

Net income	$361,722	$281,120	$188,241

Basic earnings per share	$4.52	$3.47	$2.36

Diluted earnings per share	$4.45	$3.41	$2.32

Weighted average common shares used in computing earnings per share:
Basic	79,990	80,973	79,801
Incremental common shares from stock options	1,163	1,358	1,451
Incremental common shares from restricted stock units	60	58	37

Diluted	81,213	82,389	81,289

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share data)

						Accumulated
	Preferred		Common		Additional	other
	stock	Preferred	stock	Common	paid-in	comprehensive	Retained
	shares	stock	shares	stock	capital	income (loss), net	earnings	Total

Balances, December 31, 2005	—	$—	79,499,927	$79	$428,507	$(4,916)	$100,704	$524,374

Comprehensive income:
Net income	—	—	—	—	—	—	188,241	188,241
Other comprehensive income - Changes in fair value of hedging positions, net of tax	—	—	—	—	—	6,799	—	6,799
Foreign currency translation adjustment	—	—	—	—	—	8,405	—	8,405

Total comprehensive income	—	—	—	—	—	15,204	188,241	203,445
Grant of restricted stock units	—	—	—	—	542	—	—	542
Grant of restricted stock, net of forfeitures	—	—	242,775	—	986	—	—	986
Exercise of stock options	—	—	244,047	1	2,802	—	—	2,803
Tax benefit from exercise of stock options	—	—	—	—	1,429	—	—	1,429
Stock option compensation expense	—	—	—	—	847	—	—	847
Issuance of common stock in connection with acquisition of Warrior Energy Services Corporation	—	—	5,369,888	5	136,336	—	—	136,341
Shares repurchased and retired	—	—	(4,739,300)	(4)	(159,995)	—	—	(159,999)
Purchase of common stock call options related to exchangeable notes, net of tax benefit of $35,520	—	—	—	—	(60,480)	—	—	(60,480)
Sale of common stock warrants related to exchangeable notes	—	—	—	—	60,400	—	—	60,400

Balances, December 31, 2006	—	$—	80,617,337	$81	$411,374	$10,288	$288,945	$710,688

Comprehensive income:
Net income	—	—	—	—	—	—	281,120	281,120
Other comprehensive income - Changes in fair value of hedging positions of equity-method investments, net of tax	—	—	—	—	—	(2,580)	—	(2,580)
Foreign currency translation adjustment	—	—	—	—	—	1,370	—	1,370

Total comprehensive income	—	—	—	—	—	(1,210)	281,120	279,910
Grant of restricted stock units	—	—	—	—	840	—	—	840
Grant of restricted stock, net of forfeitures	—	—	160,234	—	2,685	—	—	2,685
Exercise of stock options	—	—	867,916	1	8,439	—	—	8,440
Tax benefit from exercise of stock options	—	—	—	—	9,408	—	—	9,408
Stock option compensation expense	—	—	—	—	1,529	—	—	1,529
Shares issued under Employee Stock Purchase Plan	—	—	26,163	—	949	—	—	949
Shares repurchased and retired	—	—	(1,000,000)	(1)	(33,769)	—	—	(33,770)

Balances, December 31, 2007	—	$—	80,671,650	$81	$401,455	$9,078	$570,065	$980,679

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share data)

						Accumulated
	Preferred		Common		Additional	other
	stock	Preferred	stock	Common	paid-in	comprehensive	Retained
	shares	stock	shares	stock	capital	income (loss), net	earnings	Total

Balances, December 31, 2007	—	$—	80,671,650	$81	$401,455	$9,078	$570,065	$980,679

Comprehensive income:
Net income	—	—	—	—	—	—	361,722	361,722
Other comprehensive income - Changes in fair value of hedging positions of equity-method investments, net of tax	—	—	—	—	—	6,460	—	6,460
Foreign currency translation adjustment	—	—	—	—	—	(48,179)	—	(48,179)

Total comprehensive income	—	—	—	—	—	(41,719)	361,722	320,003
Grant of restricted stock units	—	—	—	—	840	—	—	840
Grant of restricted stock, net of forfeitures	—	—	501,112	1	4,685	—	—	4,686
Exercise of stock options	—	—	426,592	—	4,274	—	—	4,274
Tax benefit from exercise of stock options	—	—	—	—	5,411	—	—	5,411
Stock option compensation expense	—	—	—	—	2,643	—	—	2,643
Shares issued to settle restricted stock units	—	—	14,559	—	—	—	—	—
Shares issued to pay performance share units	—	—	74,405	—	2,948	—	—	2,948
Shares issued under Employee Stock Purchase Plan	—	—	56,754	—	1,833	—	—	1,833
Shares repurchased and retired	—	—	(3,717,000)	(4)	(103,780)	—	—	(103,784)

Balances, December 31, 2008	—	$—	78,028,072	$78	$320,309	$(32,641)	$931,787	$1,219,533

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$361,722	$281,120	$188,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	175,500	187,841	111,011
Deferred income taxes	109,522	71,182	17,092
Tax benefit from exercise of stock options	(5,411)	(9,408)	(1,429)
Stock based and performance share unit compensation expense, net	12,182	12,549	6,159
Retirement and deferred compensation plan (income) expense	15,255	(189)	(622)
(Earnings) losses from equity-method investments, net of cash received	(7,102)	2,940	(5,891)
Write-off of debt acquisition costs	—	—	2,817
Amortization of debt acquisition costs and note discount	3,698	3,518	1,321
Gain on sale of businesses	(40,946)	(7,483)	—
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(77,565)	(25,361)	(88,298)
Other current assets	(184,602)	4,652	(3,497)
Accounts payable	20,252	(7,036)	7,259
Accrued expenses	(5,917)	7,591	43,379
Decommissioning liabilities	(6,160)	(2,769)	(2,255)
Income taxes	12,434	8,524	(13,084)
Other, net	19,497	2,612	17,389

Net cash provided by operating activities	402,359	530,283	279,592

Cash flows from investing activities:
Payments for capital expenditures	(453,861)	(410,518)	(242,936)
Acquisitions of businesses, net of cash acquired	(8,410)	(110,973)	(239,339)
Acquisitions of oil and gas properties, net of cash acquired	—	(8,000)	(46,631)
Cash proceeds from sale of businesses, net of cash sold	155,312	18,100	18,343
Cash contributed to equity-method investment	—	—	(57,781)
Other	(3,578)	9,280	(13,012)

Net cash used in investing activities	(310,537)	(502,111)	(581,356)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	695,467
Principal payments on long-term debt	(810)	(810)	(200,810)
Payment of debt acquisition costs	—	(83)	(18,357)
Purchase of common stock call options related to exchangeable notes	—	—	(96,000)
Sale of common stock warrants related to exchangeable notes	—	—	60,400
Proceeds from exercise of stock options	4,274	8,440	2,803
Tax benefit from exercise of stock options	5,411	9,408	1,429
Proceeds from issuance of stock through employee benefit plans	1,558	806	—
Purchase and retirement of stock	(103,784)	(33,770)	(159,999)

Net cash provided by (used in) financing activities	(93,351)	(16,009)	284,933

Effect of exchange rate changes on cash	(5,267)	516	1,344

Net increase (decrease) in cash and cash equivalents	(6,796)	12,679	(15,487)

Cash and cash equivalents at beginning of year	51,649	38,970	54,457

Cash and cash equivalents at end of year	$44,853	$51,649	$38,970

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006
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

The Company provides various production-related and decommissioning services to the oil and gas properties owned by its equity-method investments (see note 4).

(c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Major Customers and Concentration of Credit Risk

The majority of the Company’s business is conducted with major and independent oil and gas exploration companies. The Company evaluates the financial strength of its customers and provides allowances for probable credit losses when deemed necessary but does not require collateral to support the customer receivables.

The market for the Company’s services and products is the offshore and onshore oil and gas industry in the United States and select international market areas. Oil and gas companies make capital expenditures on exploration, drilling and production operations. The level of these expenditures historically has been characterized by significant volatility.

The Company derives a large amount of revenue from a small number of major and independent oil and gas companies. In 2008, Chevron Corporation, BP p.l.c. and Apache Corporation each accounted for approximately 11% of total revenue, primarily related to our well intervention segment. In 2007 and 2006, Shell accounted for approximately 11% and 12%, respectively, of total revenue, primarily related to our oil and gas and rental tools segments. The Company’s inability to continue to perform services for a number of large existing customers, if not offset by sales to new or existing customers, could have a material adverse effect on the Company’s business and financial condition.

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

Other current assets include approximately $168.3 million of cost incurred and estimated earnings in excess of billings on uncompleted contracts at December 31, 2008. The Company had no cost and estimated earnings in excess of billings at December 31, 2007. The company follows the percentage-of-completion method of accounting for applicable contracts. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.

Additionally, other current assets include approximately $46.4 million and $26.9 million of raw materials and supplies at December 31, 2008 and 2007, respectively. Raw materials and supplies consist principally of products which are consumed in our services provided to customers, spare parts and supplies for equipment used in providing these services, and raw materials used for finished products. These supplies are stated at the lower of cost or market. Cost primarily represents invoiced costs. Cost is determined on an average cost basis for all other raw materials and supplies.

(h)	Property, Plant and Equipment

Property, plant and equipment are stated at cost, except for assets acquired using purchase accounting, which are recorded at fair value as of the date of acquisition. With the exception of the Company’s liftboats, derrick barges and oil and gas assets, depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and improvements	5 to 40 years
Marine vessels and equipment	5 to 25 years
Machinery and equipment	5 to 20 years
Automobiles, trucks, tractors and trailers	2 to 10 years
Furniture and fixtures	3 to 10 years
The Company’s liftboats and derrick barges are depreciated using the units-of-production method based on the utilization of the vessels and are subject to a minimum amount of annual depreciation. Prior to the sale of 75% of its interest in SPN Resources, LLC (SPN Resources), the Company’s oil and gas producing assets were depleted using the units-of-production method based on applicable quantities of oil and gas produced. The units-of-production method is used for these assets because depreciation and depletion occur primarily through use rather than through the passage of time.

The Company capitalizes interest on the cost of major capital projects during the active construction period. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. The Company capitalized approximately $3.1 million, $1.5 million and $0.9 million in 2008, 2007 and 2006, respectively, of interest for various capital projects.

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets are grouped by subsidiary or division for the impairment testing, except for liftboats, which are grouped together by leg length. These groupings represent the lowest level of identifiable cash flows. The Company has long-lived assets, such as facilities, utilized by multiple operating divisions that do not have identifiable cash flows. Impairment testing for these long-lived assets is based on the consolidated entity. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Prior to the sale of 75% of its interest in SPN Resources, the Company acquired oil and natural gas properties and assumed the related decommissioning liabilities. The Company followed the successful efforts method of accounting for its investment in oil and natural gas properties. Under the successful efforts method, the costs of successful exploratory wells and leases containing productive reserves were capitalized. Costs incurred to drill and equip developmental wells, including unsuccessful development wells were also capitalized. Other costs such as geological and geophysical costs and the drilling costs of unsuccessful exploratory wells were expensed. SPN Resources’ property purchases were recorded at the value exchanged at closing, combined with an estimate of its proportionate share of the decommissioning liability assumed in the purchase. All capitalized costs were accumulated and recorded separately for each field and allocated to leasehold costs and well costs. Leasehold costs were depleted on a units-of-production basis based on the estimated remaining equivalent proved oil and gas reserves of each field. Well costs were depleted on a units-of-production basis based on the estimated remaining equivalent proved developed oil and gas reserves of each field.

Oil and gas properties were assessed for impairment in value on a field-by-field basis whenever impairment indicators became evident. The Company used its estimate of future revenues and operating expenses to test the capitalized costs for impairment. In the event net undiscounted cash flows were less than the carrying value, an impairment loss was recorded based on the present value of expected future net cash flows over the economic lives of the reserves.

(i)	Goodwill

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 (FAS No. 142), “Goodwill and Other Intangible Assets.” FAS No. 142 requires that goodwill as well as other intangible assets with indefinite lives no longer be amortized, but instead tested annually for impairment. To test for impairment at December 31, 2008, the Company identifies its reporting units (which are consistent with the Company’s operating segments) and determines the carrying value of each reporting unit by assigning the assets and liabilities, including goodwill and intangible assets, to the reporting units. The Company then estimates the fair value of each reporting unit and compares it to the reporting unit’s carrying value. Based on this test, the fair values of the reporting units exceeded the carrying amounts. No impairment loss was recognized in the years ended December 31, 2008, 2007 or 2006 under this method. Goodwill increased by approximately $3.7 million and $38.6 million in 2008 and 2007, respectively, as a result of the Company’s business acquisition and disposition activities. In 2008, goodwill also increased $1.4 million as a result of additional consideration paid for a prior acquisition. Additionally, goodwill decreased in 2008 by approximately $11.8 million as the result of changes in foreign currency exchange rates. Goodwill has been allocated to the Company’s reportable segments as follows: $332.1 million to the well intervention segment; $134.6 million to the rental tools segment; and $11.2 million to the marine segment.

If among other factors, (1) the Company’s equity value remains depressed or declines further, (2) the fair value of the reporting units decline, or (3) the adverse impacts of economic or competitive factors are worse than anticipated, the Company could conclude in future periods that impairment losses are required in order to reduce the carrying value of its goodwill, and, to a lesser extent, long-lived assets.

(j)	Notes Receivable

Prior to the sale of 75% of its interest in SPN Resources, the Company recorded notes receivable consisting of commitments from the sellers of oil and gas properties towards the abandonment of the acquired properties. Pursuant to the agreement with the sellers, the Company invoiced the sellers agreed upon amounts at the completion of certain decommissioning activities. These receivables were recorded at present value, and the related discounts were amortized to interest income, based on the expected timing of the related decommissioning activities
(see note 4).

(k)	Intangible and Other Long-Term Assets

Intangible and other long-term assets consist of the following at December 31, 2008 and 2007 (amounts in thousands):

	December 31, 2008			December 31, 2007
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance
Customer relationships	$108,811	$(14,424)	$94,387	$108,561	$(7,024)	$101,537
Tradenames	15,812	(1,813)	13,999	15,766	(896)	14,870
Non-compete agreements	1,705	(1,071)	634	1,375	(457)	918
Debt acquisition costs	19,896	(6,781)	13,115	19,896	(3,572)	16,324
Deferred compensation plan assets	7,212	—	7,212	7,611	—	7,611
Other	586	(258)	328	481	(192)	289

Total	$154,022	$(24,347)	$129,675	$153,690	$(12,141)	$141,549

Customer relationships, tradenames, and non-compete agreements are amortized using the straight-line method over the life of the related asset with weighted average useful lives of 15 years, 18 years, and 3 years, respectively. Debt acquisition costs are amortized primarily using the effective interest method over the life of the related debt agreements with a weighted average useful life of 7 years. Amortization of debt acquisition costs is recorded in interest expense. Amortization expense (exclusive of debt acquisition costs) was approximately $9.1 million, $7.8 million, and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated annual amortization of intangible assets (exclusive of debt acquisition costs) will be approximately $8.5 million for each of the next five years, excluding the effects of any acquisitions or dispositions subsequent to December 31, 2008.

(l)	Decommissioning Liability

Prior to the sale of 75% of its interest in SPN Resources, the Company recorded estimated future decommissioning liabilities related to its oil and gas producing properties pursuant to the provisions of Statement of Financial Accounting Standards No. 143 (FAS No. 143), “Accounting for Asset Retirement Obligations.” FAS No. 143 requires entities to record the fair value of a liability at estimated present value for an asset retirement obligation (decommissioning liabilities) in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the decommissioning liability was required to be accreted each period to present value.

The following table summarizes the activity for the Company’s decommissioning liability for the years ended December 31, 2008 and 2007 (amounts in thousands):

	Year Ended December 31,
	2008	2007
Decommissioning liabilities, beginning of period	$124,970	$122,196
Liabilities acquired and incurred	—	300
Liabilities disposed or settled	(104,362)	(2,769)
Accretion	1,019	4,438
Revision in estimated liabilities	(21,627)	805

Total decommissioning liabilities, end of period	—	124,970
Less: current portion	—	36,812

Decommissioning liabilities	$—	$88,158

(m)	Revenue Recognition

Revenue is recognized when services or equipment are provided. The Company contracts for marine, well intervention and environmental projects either on a day rate or turnkey basis, with a majority of its projects conducted on a day rate basis. The Company’s rental tools are rented on a day rate basis, and revenue from the sale of equipment is recognized when the equipment is shipped. Reimbursements from customers for the cost of rental tools that are damaged or lost down-hole are reflected as revenue at the time of the incident. The Company accounted for the revenue and related costs on its contract to construct a derrick barge for a third party on the percentage-of-completion method utilizing engineering estimates and construction progress (see note 7). Additionally, the Company is accounting for the revenue and related costs on a large-scale platform decommissioning contract on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs (see note 7). Prior to the sale of 75% of its interest in SPN Resources, the Company recognized oil and gas revenue from its interests in producing wells as oil and natural gas was sold from those wells.

(n)	Taxes Collected from Customers

Pursuant to Emerging Issues Task Force Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” the Company elected to net taxes collected from customers against those remitted to government authorities in the financial statements consistent with the historical presentation of this information.

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

The fair value of the Company’s financial instruments of cash equivalents, accounts receivable, equity-method investments and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company’s long-term debt is approximately $515.5 million at December 31, 2008.

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

For non-U.S. subsidiaries where the functional currency is the U.S. dollar, financial statements are remeasured into U.S. dollars using the historical exchange rate for most of the long-term assets and liabilities and the balance sheet dates exchange rate for most of the current assets and liabilities. An average exchange rate is used for each period for revenues and expenses. These transaction gains and losses, as well as any other transactions in a currency other than the functional currency, are included in general and administrative expenses in the consolidated statements of operations in the period in which the currency exchange rates change. The Company recorded approximately $(4.3) million, $0.5 million, and $0.8 million of these transaction (gains) losses in general and administrative expenses in the years ended December 31, 2008, 2007 and 2006, respectively.

(s)	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) (FAS No. 123(R)), “Share-Based Payment (as amended),” which requires that compensation costs relating to share based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

(t)	Hedging Activities

The Company entered into hedging transactions in 2004 that expired on August 31, 2006 to secure a commodity price for a portion of its oil production and to reduce its exposure to oil price fluctuations. The Company does not enter into derivative transactions for trading purposes. The Company used financially-settled crude oil swaps and zero-cost collars that provided floor and ceiling prices with varying upside price participation. The Company’s swaps and zero-cost collars were designated and accounted for as cash flow hedges. For the year ended December 31, 2006, hedging settlement payments reduced oil and gas revenue by approximately $13.8 million. The Company did not record any gains or losses due to hedge ineffectiveness for this period.

During 2008, the Company entered into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The forward foreign exchange contracts generally have maturities ranging from one to eighteen months. The Company does not enter into forward foreign exchange contracts for trading purposes. At December 31, 2008, the Company had foreign currency forward contracts outstanding in order to hedge exposure to currency fluctuations between the British Pound Sterling and the Euro. These contracts are not designated as hedges, for hedge accounting, and are marked to fair market value each period. Based on the exchange rates as of December 31, 2008, the Company recorded an immaterial gain to adjust these forward contracts to their fair market value. The counterparties to the forward contracts are major financial institutions. In the event that the counterparties fail to meet the terms of the forward contract, the Company’s exposure is limited to the foreign currency rate differential.

(u)	Other Comprehensive Income (Loss)

The following table reconciles the change in accumulated other comprehensive income (loss) for the years ended December 31, 2008 and 2007 (amounts in thousands):

	Year Ended December 31,
	2008	2007
Accumulated other comprehensive income, net, December 31, 2007 and 2006, respectively	$9,078	$10,288

Other comprehensive loss, net of tax:
Hedging activities:
Unrealized gain (loss) on hedging activities for equity-method investments, net of tax of $3,794 in 2008 and ($1,515) in 2007	6,460	(2,580)
Foreign currency translation adjustment	(48,179)	1,370

Total other comprehensive loss	(41,719)	(1,210)

Accumulated other comprehensive income (loss), net, December 31, 2008 and 2007, respectively	$(32,641)	$9,078

(2) Supplemental Cash Flow Information
The following table includes the Company’s supplemental cash flow information for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	2008	2007	2006
Cash paid for interest	$29,621	$32,049	$32,295

Cash paid for income taxes	$70,481	$69,233	$100,431

Details of business acquisitions:
Fair value of assets	$8,589	$148,658	$460,771
Fair value of liabilities	(179)	(32,757)	(76,887)
Note payable due on acquisition	—	(300)	—
Common stock issued	—	—	(136,341)

Cash paid	8,410	115,601	247,543
Less cash acquired	—	(4,628)	(8,204)

Net cash paid for acquisitions	$8,410	$110,973	$239,339

Details of oil and gas property acquisitions:
Fair value of assets received	$—	$12,806	$50,350
Fair value of assets disposed	—	(4,806)	—
Fair value of liabilities	—	—	(3,719)

Cash paid	—	8,000	46,631
Less cash acquired	—	—	—

Net cash paid for acquisitions	$—	$8,000	$46,631

Details of proceeds from sale of businesses:
Book value of assets	$297,321	$12,617	$19,855
Book value of liabilities	(118,894)	—	(1,168)
Note receivable due from sale	—	(2,000)	—
Investment retained	(48,571)	—	—
Liability retained	2,900	—	—
Gain on sale of business	40,946	7,483	—

Cash received	173,702	18,100	18,687
Less cash sold	(18,390)	—	(344)

Net cash proceeds from sale of businesses	$155,312	$18,100	$18,343

Non-cash financing activity:
Deferred tax asset on purchase of common stock call options related to exchangeable notes	$—	$—	$35,520

(3) Stock Based and Long-Term Compensation
The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisers (Eligible Participants). Under the incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock based awards or any combination thereof to Eligible Participants. The Compensation Committee of the Company’s Board of Directors establishes the term and the exercise price of any stock options granted under the plans, provided the exercise price may not be less than the fair value of the common stock on the date of grant.

Stock Options
The Company has granted non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. In 2008, the Company amended the employee stock options to (i) provide immediate vesting of the stock options upon the optionee’s termination of employment due to death and disability, and, if approved by the Committee, upon retirement and termination of employment by the Company without cause, (ii) make the period during which stock options can be exercised following termination of employment due to death, disability and retirement consistent among all outstanding option agreements by providing that the optionee has until the end of the original term of the stock option to exercise, and (iii) extend the time during which the stock option may be exercised following a termination by the Company without cause or a termination without cause within one year following a change of control to five years following the termination, but in no event later than ten years following the date of grant. During 2008, the Company granted 437,530 non-qualified stock options from its 2005 Stock Incentive Plan under these same terms.
Beginning January 1, 2006, the Company adopted FAS No. 123(R) and began recognizing compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes-Merton option pricing model. With the adoption of FAS No. 123(R), the Company has contracted a third party to assist in the valuation of option grants. The Company uses historical data, among other factors, to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the option. The following table presents the fair value of stock option grants made during the years ended December 31, 2008, 2007 and 2006 and the related assumptions used to calculate the fair value:

	Years Ended December 31,
	2008	2007	2006
	Actual	Actual	Actual
Weighted average fair value of grants	$6.40	$14.34	$13.02

Black-Scholes-Merton Assumptions:
Risk free interest rate	2.54%	3.67%	4.57%
Expected life (years)	4	5	5
Volatility	55.05%	38.90%	44.36%
Dividend yield	—	—	—
The Company’s compensation expense related to stock options for the years ended December 31, 2008, 2007 and 2006 was approximately $2.6 million, $1.5 million and $0.8 million, respectively, which is reflected in general and administrative expenses.

The following table summarizes stock option activity for the years ended December 31, 2008, 2007 and 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Options	Option Price	Term (in years)	(in thousands)
Outstanding at December 31, 2005	3,893,633	$11.44

Granted	340,217	$29.00
Exercised	(244,047)	$11.48
Forfeited	(18,917)	$16.85

Outstanding at December 31, 2006	3,970,886	$12.91

Granted	157,035	$35.84
Exercised	(867,916)	$9.72
Forfeited	(2,333)	$9.20

Outstanding at December 31, 2007	3,257,672	$14.87

Granted	437,530	$13.86
Exercised	(426,592)	$10.02
Forfeited	(700)	$9.31

Outstanding at December 31, 2008	3,267,910	$15.37	6.3	$10,801

Exercisable at December 31, 2008	2,629,698	$14.33	5.5	$9,513

Options expected to vest	638,212	$19.63	9.3	$1,288

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2008 and the option price, multiplied by the number of “in-the-money” options) that would have been received by the option holders if all the options had been exercised on December 31, 2008. The Company expects all of its remaining non-vested options to vest as they are primarily held by its officers and senior managers.
The total intrinsic value of options exercised during the year ended December 31, 2008 (the difference between the stock price upon exercise and the option price) was approximately $14.6 million. The Company received approximately $4.3 million, $8.4 million and $2.8 million during the years ended December 31, 2008, 2007 and 2006, respectively, from employee stock option exercises. In accordance with FAS No. 123(R), the Company has reported the tax benefits of approximately $5.4 million, $9.4 million and $1.4 million from the exercise of stock options for the years ended December 31, 2008, 2007 and 2006, respectively, as financing cash flows.

A summary of information regarding stock options outstanding at December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
Range of		Weighted Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Prices	Shares	Contractual Life	Price	Shares	Price

$7.31 - $8.79	106,498	3.9 years	$8.59	106,498	$8.59
$9.31 - $9.90	388,330	2.9 years	$9.42	388,330	$9.42
$10.36 - $10.90	1,173,600	5.6 years	$10.66	1,173,600	$10.66
$12.45 - $12.86	424,584	9.8 years	$12.86	5,000	$12.45
$17.46 - $25.00	872,300	6.6 years	$19.30	806,967	$18.83
$34.40 - $35.84	294,185	8.5 years	$35.73	146,498	$35.75
$40.00 - $40.69	8,413	9.2 years	$40.69	2,805	$40.69
The following table summarizes non-vested stock option activity for the year ended December 31, 2008:

		Weighted
		Average
	Number of	Grant Date
	Options	Fair Value
Non-vested at December 31, 2007	383,851	$13.87
Granted	437,530	$6.40
Vested	(183,169)	$12.40
Forfeited	—	$—

Non-vested at December 31, 2008	638,212	$8.67

As of December 31, 2008, there was approximately $4.7 million of unrecognized compensation expense related to non-vested stock options outstanding. The Company expects to recognize approximately $2.3 million, $1.6 million and $0.8 million of compensation expense during the years 2009, 2010 and 2011, respectively, for these non-vested stock options outstanding.
Restricted Stock
During the year ended December 31, 2008, the Company granted 511,410 shares of restricted stock to its employees. Restricted stock grants vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of restricted stock are entitled to all rights of a shareholder of the Company with respect to the restricted stock, including the right to vote the shares and receive all dividends and other distributions declared thereon. Compensation expense associated with restricted stock is measured based on the grant date fair value of our common stock and is recognized on a straight-line basis over the vesting period. The Company’s compensation expense related to restricted stock outstanding for the years ended December 31, 2008, 2007 and 2006 was approximately $4.7 million, $2.7 million and $1.0 million, respectively, which is reflected in general and administrative expenses.

A summary of the status of restricted stock for the year ended December 31, 2008 is presented in the table below:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Non-vested at December 31, 2007	377,174	$33.67
Granted	511,410	$13.97
Vested	(93,986)	$30.81
Forfeited	(10,298)	$34.04

Non-vested at December 31, 2008	784,300	$21.15

As of December 31, 2008, there was approximately $11.7 million of unrecognized compensation expense related to non-vested restricted stock. The Company expects to recognize approximately $5.7 million, $4.0 million and $2.0 million during the years 2009, 2010 and 2011, respectively, for non-vested restricted stock.
Restricted Stock Units
Under the Amended and Restated 2004 Directors Restricted Stock Units Plan, each non-employee director is issued a number of Restricted Stock Units (RSUs) having an aggregate dollar value determined by the Board of Directors. The exact number of units is determined by dividing the dollar value determined by the Board of Directors by the fair market value of the Company’s common stock on the day of the annual stockholders’ meeting or a pro rata amount if the appointment occurs subsequent to the annual stockholders’ meeting. An RSU represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. As a result of this plan, 59,668 restricted stock units were outstanding at December 31, 2008. The Company’s expense related to RSUs for the years ended December 31, 2008, 2007 and 2006 was approximately $0.8 million, $1.0 million and $0.9 million, respectively, which is reflected in general and administrative expenses.
A summary of the activity of restricted stock units for the year ended December 31, 2008 is presented in the table below:

	Number of	Weighted
	Restricted	Average Grant
	Stock Units	Date Fair Value
Outstanding at December 31, 2007	58,368	$27.91
Granted	15,859	$52.97
Converted to common stock	(14,559)	$22.05

Outstanding at December 31, 2008	59,668	$34.01

Performance Share Units
The Company has issued Performance Share Units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three year performance period associated with each PSU grant date. The two performance measures applicable to all participants are the Company’s return on invested capital and total shareholder return relative to those of the Company’s pre-defined “peer group.” The PSUs provide for settlement in cash or up to 50% in equivalent value in the Company’s common stock, if the participant has met specified continued service requirements. At December 31, 2008, there were 235,451 PSUs outstanding (29,712, 51,035, 72,669, and 82,035 related to performance periods ending December 31, 2008, 2009, 2010 and 2011, respectively). The Company’s compensation expense related to all outstanding PSUs for the years ended December 31, 2008, 2007 and 2006 was approximately $6.7 million, $7.2 million and $3.5 million, respectively, which is reflected in general and administrative expenses. The Company has recorded a current liability of approximately $5.6 million and $5.9 million at December 31, 2008 and 2007, respectively, for outstanding PSUs, which is reflected in accrued expenses. Additionally, the Company has recorded a long-term liability of approximately $6.9 million and $5.9 million at December 31, 2008 and 2007, respectively, for outstanding PSUs, which is reflected in other long-term liabilities. In 2008, the Company paid approximately $2.9 million in cash and issued approximately 74,400 shares of its common stock to its employees to settle PSUs for the performance period ended December 31, 2007.
Employee Stock Purchase Plan
In the third quarter of 2007, the Company adopted employee stock purchase plans under which an aggregate of 1,250,000 shares of common stock were reserved for issuance. Under these stock purchase plans, eligible employees can purchase shares of the Company’s common stock at a discount. The Company received $1.6 million and $0.8 million related to shares issued under these plans for the years ended December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, the Company recorded compensation expense of approximately $275,000 and $143,000, respectively, which is reflected in general and administrative expenses. Additionally, the Company issued approximately 57,000 and 26,000 shares for the years ended December 31, 2008 and 2007, respectively, related to these stock purchase plans.
(4) Acquisitions and Dispositions
On March 14, 2008, the Company completed the sale of 75% of its interest in SPN Resources, LLC (SPN Resources). As part of this transaction, SPN Resources contributed an undivided 25% of its working interest in each of its oil and gas properties to a newly formed subsidiary and then sold all of its equity interest in the subsidiary. SPN Resources then effectively sold 66 2/3% of its outstanding membership interests. These two transactions generated cash proceeds to the Company of approximately $167.2 million and resulted in a pre-tax gain of approximately $37.1 million. SPN Resources’ operations constituted substantially all of the Company’s oil and gas segment. Subsequent to March 14, 2008, the Company accounts for its remaining 33 1/3% interest in SPN Resources using the equity-method of accounting. The results of SPN Resources’ operations through March 14, 2008 were consolidated.
Additionally, the Company retained preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources. The turnkey contract covers only routine end of life well abandonment and pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a remaining fixed price of approximately $147.4 million as of December 31, 2008. Based on current estimates, the work is expected to be performed between 2009 and 2022, with over 90% performed after 2009.
As part of SPN Resources’ acquisition of its oil and gas properties, the Company guaranteed SPN Resources’ performance of its decommissioning liabilities. In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (as amended),” the Company has assigned an estimated value of $2.9 million related to decommissioning performance guarantees, which is reflected in other long-term liabilities. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event that SPN Resources defaults on the decommissioning liabilities existing at the closing date, the total maximum potential obligation under these guarantees is estimated to be approximately $117.1 million, net of the contractual right to receive payments from third parties, which is approximately $30.3 million, as of December 31, 2008. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled by SPN Resources.
In August 2007, the Company sold the assets of a non-core rental tool business for approximately $16.3 million in cash and $2.0 million in an interest-bearing note receivable. As a result of this sale, the Company recorded a pre-tax gain of approximately $7.5 million in 2007. As certain conditions were met during the year ended December 31, 2008, the Company received cash of approximately $6.0 million, which resulted in an additional pre-tax gain on the sale of the business of approximately $3.3 million.
In April 2007, the Company acquired Advanced Oilwell Services, Inc. (AOS) for approximately $24.2 million in cash consideration. Additional consideration, if any, will be based upon the average earnings before interest, income taxes, depreciation and amortization expense over a three year period, and will not exceed $7.4 million. AOS is a provider of cementing and pressure pumping services primarily operating in the East Texas region. The acquisition has been accounted for as a purchase, and the results of operations have been included from the acquisition date.
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
The Company made other business acquisitions, which were not material on an individual or cumulative basis, for cash consideration of $7.0 million and $43.3 million for the years ended December 31, 2008 and 2007, respectively. SPN Resources acquired additional oil and gas producing assets in December 2007 for approximately $12.8 million consisting of $8.0 million in cash consideration and exchanged other oil and gas producing assets with a fair value and net book value of approximately $4.8 million. The Company also sold the assets of its field management division in 2007 for approximately $1.8 million in cash. As certain conditions were met during the year ended December 31, 2008 in conjunction with the sale of this division, the Company received cash of $0.5 million, which resulted in an additional pre-tax gain on the sale of the business.
Several of the Company’s prior business acquisitions require future payments if specific conditions are met. As of December 31, 2008, the maximum additional contingent consideration payable was approximately $27.4 million and will be determined and payable through 2012. These amounts are not classified as liabilities under generally accepted accounting principles and are not reflected in the Company’s financial statements until the amounts are fixed and determinable. When they are determined, they are capitalized as part of the purchase price of the related acquisition. The Company capitalized and paid additional consideration of approximately $1.4 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively, as a result of prior acquisitions.
(5) Property, Plant and Equipment
A summary of property, plant and equipment at December 31, 2008 and 2007 (in thousands) is as follows:

	2008	2007
Buildings, improvements and leasehold improvements	$83,820	$64,459
Marine vessels and equipment	289,438	224,856
Machinery and equipment	1,113,130	857,762
Automobiles, trucks, tractors and trailers	48,820	42,981
Furniture and fixtures	25,475	21,784
Construction-in-progress	93,864	73,762
Land	10,934	9,250

	1,665,481	1,294,854
Accumulated depreciation	(550,540)	(416,502)

Property, plant and equipment, net	$1,114,941	$878,352

Oil and gas assets	—	307,674
Accumulated depletion	—	(99,618)

Oil and gas assets, net, under the successful efforts method of accounting	$—	$208,056

The Company had approximately $15 million and $13 million of leasehold improvements at December 31, 2008 and 2007, respectively. These leasehold improvements are depreciated over the shorter of the life of the asset or the life of the lease using the straight-line method. Depreciation expense (excluding depletion, amortization and accretion) was approximately $163.6 million, $121.3 million and $79.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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
On March 14, 2008, the Company sold 75% of its original interest in SPN Resources (see note 4). The Company’s equity-method investment balance in SPN Resources is approximately $65.2 million at December 31, 2008. The Company recorded earnings from its equity-method investment in SPN Resources of approximately $34.3 million from the date of sale through December 31, 2008. The Company also received $17.0 million of cash distributions from its equity-method investment in SPN Resources from the date of sale through December 31, 2008. The Company has a receivable from SPN Resources of approximately $2.4 million at December 31, 2008. The Company also recorded revenue of approximately $15.2 million from SPN Resources from the date of sale through December 31, 2008. The Company recorded a net decrease in revenue and its investment in SPN Resources of approximately $0.7 million from the date of sale through December 31, 2008. Based on preliminary, unaudited reserve reports, the Company’s proportionate share of SPN Resources’ total proved reserves approximates 2,359 Mbbls and 8,670 Mmcf of gas at December 31, 2008.
The Company owns a 40% interest in BOG. The Company’s total cash contribution for its equity-method investment in BOG was approximately $57.8 million. The Company has not made additional contributions since its initial investment. The Company’s equity-method investment balance in BOG is approximately $56.4 million and $56.0 million at December 31, 2008 and 2007, respectively. The Company recorded earnings (losses) from its equity-method investment in BOG of approximately ($9.9) million, ($3.0) million and $5.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company has a receivable from BOG of approximately $1.0 million and $1.9 million at December 31, 2008 and 2007, respectively. The Company offset its general and administrative expenses by approximately $4.1 million and $1.7 million for the reimbursements due from BOG for the years ended December 31, 2007 and 2006, respectively. The Company also recorded revenue of approximately $2.1 million, $8.0 million and $1.4 million from BOG for the years ended December 31, 2008, 2007 and 2006, respectively. The Company also recorded a net increase (decrease) in its investment in BOG of $10.2 million and ($4.1) million for the years ended December 31, 2008 and 2007, respectively, for its proportionate share of accumulated other comprehensive income generated from hedging transactions. The Company recorded a net increase (reduction) in revenue and its investment in BOG of approximately $112,000, ($606,000), and ($23,000) for the years ended December 31, 2008, 2007 and 2006. Based on preliminary unaudited reserve reports, the Company’s proportionate share of BOG’s total proved oil reserves approximates 1,612 Mbbls, 1,832 Mbbls and 1,976 Mbbls at December 31, 2008, 2007 and 2006, respectively. Additionally, the Company’s unaudited proportionate share of BOG’s total gas reserves approximates 31,006 Mmcf, 30,258 Mmcf and 35,535 Mmcf at December 31, 2008, 2007 and 2006, respectively.
BOG has outstanding debt of approximately $300 million. This credit facility contains customary events of default and requires that BOG satisfy various financial covenants. Based on preliminary, unaudited results, BOG anticipates that it will breach one of these covenants as of December 31, 2008. BOG is in the process of renegotiating the terms and conditions of these covenants. The Company has not guaranteed BOG’s debt and the lenders have no recourse against the Company beyond its investment of $56.4 million at December 31, 2008.

Also included in equity-method investments at both December 31, 2008 and 2007 is approximately a $0.7 million investment for a 50% ownership in a company that owns an airplane. Earnings from the equity-method investment in this company were not material for the years ended December 31, 2008, 2007 or 2006. The Company also received $0.3 million of cash distributions from its equity-method investment in this company for the year ended December 31, 2008. The Company recorded approximately $0.2 million in expense to lease the airplane (exclusive of operating costs) from this company for years ended December 31, 2008, 2007 and 2006.
Combined summarized financial information for all investments that are accounted for using the equity-method of accounting is as follows (in thousands):

	December 31,
	2008	2007
Current Assets	$245,416	$130,334
Noncurrent assets	645,324	464,862

Total assets	$890,740	$595,196

Current liabilities	$407,718	$73,746
Noncurrent liabilities	124,139	379,802

Total liabilities	$531,857	$453,548

Minority interests	$122,309	$56,961

	Year Ended December 31,
	2008	2007	2006
Revenues	$315,895	$224,205	$119,088
Cost of sales	238,656	175,872	93,551

Gross profit	$77,239	$48,333	$25,537

Income from continuing operations	$58,680	$35,163	$18,982

Net income (loss)	$92,541	$(8,619)	$14,714

(7) Long-Term Contracts
In December 2007, the Company’s wholly-owned subsidiary, Wild Well Control, Inc. (Wild Well), entered into contractual arrangements pursuant to which it will decommission seven downed oil and gas platforms and related well facilities located offshore in the Gulf of Mexico for a fixed sum of $750 million, which is payable in installments upon the completion of specified portions of work. The contract contains certain covenants primarily related to Wild Well’s performance of the work. The work could take up to three years to complete and began in the first quarter of 2008. The revenue related to the contract for decommissioning these downed platforms and well facilities is recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs. Included in other current assets at December 31, 2008 is approximately $164.3 million of costs and estimated earnings in excess of billings related to this contract.
In connection with the sale of 75% of its interest in SPN Resources, the Company retained preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources. This contract covers only routine end of life well abandonment, pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a remaining fixed price of approximately $147.4 million as of December 31, 2008. The turnkey contract will consist of numerous, separate billable jobs estimated to be performed between 2009 and 2022. Each job is short-term in duration and will be individually recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs.
In July 2006, the Company contracted to construct a derrick barge for a third party for approximately $53.7 million. The revenue for the contract to construct the derrick barge to the customer’s specifications was recorded on the percentage-of-completion method. This derrick barge was delivered and accepted by the third party in June 2008.

As such, there were no billings in excess of costs and estimated earnings related to this contract as of December 31, 2008. Included in accrued expenses at December 31, 2007 is approximately $25.0 million of billings in excess of costs and estimated earnings related to this contract.
(8) Long-Term Debt
The Company’s long-term debt as of December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Senior Notes — interest payable semiannually at 6.875%, due June 2014	$300,000	$300,000
Discount on 6.875% Senior Notes	(3,336)	(3,825)
Senior Exchangeable Notes — interest payable semiannually at 1.5% until December 2011 and 1.25% thereafter, due December 2026	400,000	400,000
U.S. Government guaranteed long-term financing — interest payable semianually at 6.45%, due in semiannual installments through June 2027	14,976	15,786
Revolver — interest payable monthly at floating rate, due in June 2011	—	—

	711,640	711,961
Less current portion	810	810

Long-term debt	$710,830	$711,151

The Company has a $250 million bank revolving credit facility. Any balance outstanding on the revolving credit facility is due on June 14, 2011. At December 31, 2008, the Company had no borrowings under this revolving credit facility but had letters of credit outstanding of approximately $9.2 million, which reduce the Company’s borrowing capacity under the revolving credit facility. Amounts borrowed under the credit facility bear interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At December 31, 2008, the Company was in compliance with all such covenants.
The Company has $15.0 million outstanding in U. S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD) for two 245-foot class liftboats. The debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000, on every June 3rd and December 3rd through the maturity date of June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with this agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth and debt-to-equity requirements. At December 31, 2008, the Company was in compliance with all such covenants. This long-term financing ranks equally with the bank credit facility and both are secured by different collateral.
The Company has $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the notes requires semi-annual interest payments on every June 1st and December 1st through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At December 31, 2008, the Company was in compliance with all such covenants.

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
Under certain circumstances, holders may exchange the 1.50% exchangeable notes for shares of the Company’s common stock. The initial exchange rate is 21.9414 shares of common stock per $1,000 principal amount of notes. This is equal to an initial exchange price of $45.58 per share. The exchange price represents a 35% premium over the closing share price at the date of issuance. The notes may be exchanged under the following circumstances:
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
In connection with the exchangeable note transaction, the Company entered into agreements to purchase call options and sell warrants on its common stock (see note 10). The Company may exercise the call options it purchased at any time to acquire approximately 8.8 million shares of its common stock at a strike price of $45.58 per share. The owners of the warrants may exercise the warrants to purchase from the Company approximately 8.8 million shares of the Company’s common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may be settled in cash, in shares or in a combination of cash and shares, at the Company’s option. Lehman Brothers OTC Derivatives, Inc. (LBOTC) is the counterparty to 50% of the Company’s call option and warrant transactions. In October 2008, LBOTC filed for bankruptcy protection, which is an event of default under the contracts relating to the call option and warrant transactions. The Company has not terminated these contracts and continues to carefully monitor the developments affecting LBOTC. Although the Company may not retain the benefit of the call option due to LBOTC’s bankruptcy, the Company does not expect that there will be a material impact, if any, on its financial statements or results of operations. The call option and warrant transactions described above do not affect the terms of the outstanding exchangeable notes.
In 2006, the Company recognized a loss on the early extinguishment of debt of approximately $12.6 million due to the repayment of its $200 million 8 7/8% unsecured senior notes due 2011. The loss included premiums paid, fees and expenses and the write-off of the remaining unamortized debt acquisition costs associated with these notes.
Annual maturities of long-term debt for each of the five fiscal years following December 31, 2008 and thereafter are as follows (in thousands):

2009	$810
2010	810
2011	810
2012	810
2013	810
Thereafter	710,926

Total	$714,976

(9) Income Taxes
The components of income before income taxes for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Domestic	$504,931	$375,000	$258,397
Foreign	53,713	57,492	33,449

	$558,644	$432,492	$291,846

The components of income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Current
Federal	$69,065	$67,211	$75,017
State	3,699	2,917	1,373
Foreign	20,047	19,470	11,552

	92,811	89,598	87,942

Deferred
Federal	102,788	60,161	16,894
State	1,805	1,170	1,444
Foreign	(482)	443	(2,675)

	104,111	61,774	15,663

	$196,922	$151,372	$103,605

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate of 35% to income before income taxes for the years ended December 31, 2008, 2007 and 2006 as follows (in thousands):

	2008	2007	2006
Computed expected tax expense	$195,525	$151,372	$102,146
Increase (decrease) resulting from
State and foreign income taxes	1,865	2,059	(14)
Other	(468)	(2,059)	1,473

Income tax expense	$196,922	$151,372	$103,605

The significant components of deferred income taxes at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$3,893	$3,225
Operating loss and tax credit carryforwards	9,533	16,927
Decommissioning liability	—	46,239
Compensation and employee benefits	20,211	9,893
Deferred interest expense related to exchangeable notes	22,881	29,358
Other	20,464	16,917

	76,982	122,559
Valuation allowance	(2,394)	(3,245)

Net deferred tax assets	74,588	119,314

Deferred tax liabilities:
Property, plant and equipment	220,347	214,862
Notes receivable	—	11,190
Goodwill and other intangible assets	49,451	49,528
Deferred revenue on long-term contracts	60,811	—
Other	7,230	7,072

Deferred tax liabilities	337,839	282,652

Net deferred tax liability	$263,251	$163,338

The net deferred tax assets reflect management’s estimate of the amount that will be realized from future profitability and the reversal of taxable temporary differences that can be predicted with reasonable certainty. A valuation allowance is recognized if it is more likely than not that at least some portion of any deferred tax asset will not be realized.
Net deferred tax liabilities were classified in the consolidated balance sheet at December 31, 2008 and 2007 as follows (in thousands):

	2008	2007
Deferred tax liabilities:
Current deferred income taxes	$36,830	$—
Noncurrent deferred income taxes	226,421	163,338

Net deferred tax liability	$263,251	$163,338

As of December 31, 2008, the Company has approximately $25.8 million in net operating loss carryforwards, which are available to reduce future taxable income. The expiration dates for utilization of the loss carryforwards are 2019 through 2025. Utilization of the net operating loss carryforwards will be subject to annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitations may result in expiration of the net operating loss before full utilization. At December 31, 2008 and 2007, the Company has recorded a valuation allowance of approximately $2.4 million and $3.2 million, respectively, against its deferred tax assets to reflect the estimated expiration of net operating loss carryforwards. The change in the valuation allowance was recorded as a reduction of goodwill, as it related to additional operating losses acquired in a prior year business combination.
At December 31, 2007, the Company had a capital loss carryforward in the amount of $2.3 million. The Company recorded a valuation allowance against the capital loss carryforward because it was uncertain that the capital loss would be utilized in the future. The Company utilized this capital loss carryforward in the year ended December 31, 2008, and the valuation allowance was reduced.

The Company has not provided United States income tax expense on earnings of its foreign subsidiaries, since the Company has reinvested or expects to reinvest the undistributed earnings indefinitely. At December 31, 2008, the undistributed earnings of the Company’s foreign subsidiaries were approximately $126.2 million. If these earnings are repatriated to the United States in the future, additional tax provisions may be required. It is not practicable to estimate the amount of taxes that might be payable on such undistributed earnings.
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 provides guidance on the measurement and recognition in accounting for income tax uncertainties. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation, the Company recognized no material adjustment to the liability for unrecognized income tax benefits that existed as of December 31, 2006. It is the Company’s policy to recognize interest and applicable penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The number of years that are open under the statue of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2003.
The Company had approximately $9.7 million and $7.0 million of unrecorded tax benefits at December 31, 2008 and 2007, respectively, all of which would impact the Company’s effective tax rate if recognized. The unrecorded tax benefits are not considered material to the Company’s financial position.
(10) Stockholders’ Equity
In September 2007, the Company’s Board of Directors authorized a $350 million share repurchase program of the Company’s common stock, which will expire on December 31, 2009. Under this program, the Company may purchase shares through open market transactions at prices deemed appropriate by management. For the year ended December 31, 2008, the Company purchased and retired 3,717,000 shares of its common stock for an aggregate amount of approximately $103.8 million under the program. The Company purchased and retired 1,000,000 shares of its common stock for an aggregate amount of approximately $33.8 million under the program in 2007.
In 2006, the Company issued 5,369,888 shares of common stock valued at $25.39 per share totaling $136.3 million for the acquisition of Warrior Energy Services Corporation.
In 2006, concurrent with the closing of the 1.5% senior exchangeable notes, the Company repurchased and retired 4,739,300 shares of its outstanding common stock at a price of $33.76 per share, or approximately $160 million in the aggregate.
Also in connection with the exchangeable note transaction in 2006, the Company entered into agreements to purchase call options and sell warrants on its common stock. The Company may exercise the call options it purchased at any time to acquire approximately 8.8 million shares of its common stock at a strike price of $45.58 per share. The owners of the warrants may exercise the warrants to purchase from the Company approximately 8.8 million shares of the Company’s common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may be settled in cash, in shares or in a combination of cash and shares, at the Company’s option. The Company paid $96 million (exclusive of a $35.5 million tax benefit) to acquire the call options and received $60.4 million as a result of the sale of the warrants. The $60.5 million purchase of the call options, net of the related tax benefit, was recorded as a reduction to stockholders’ equity and the sale of the warrants was recorded as an increase to stockholders’ equity in accordance with the guidance in EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Subsequent changes in the fair value of the call options and warrants will not be recognized as long as the instruments remain classified in stockholders’ equity (see note 8).

(11) Gain on Sale of Businesses
On March 14, 2008, the Company completed the sale of 75% of its interest in SPN Resources. As part of this transaction, SPN Resources contributed an undivided 25% of its working interest in each of its oil and gas properties to a newly formed subsidiary and then sold all of its equity interest in the subsidiary. SPN Resources then effectively sold 66 2/3% of its outstanding membership interests. These two transactions generated cash proceeds of approximately $167.2 million and resulted in a pre-tax gain of approximately $37.1 million.
In August 2007, the Company sold the assets of a non-core rental tool business for approximately $16.3 million in cash and $2.0 million in an interest-bearing note receivable. As a result of this asset sale, the Company recorded a pre-tax gain of approximately $7.5 million in 2007. As certain conditions were met during the year ended December 31, 2008, the Company received cash of approximately $6.0 million, which resulted in an additional pre-tax gain on the sale of the business of approximately $3.3 million.
The Company also sold the assets of its field management division in 2007 for approximately $1.8 million in cash. As certain conditions were met during the year ended December 31, 2008 in conjunction with the sale of this division, the Company received cash of $0.5 million, which resulted in an additional pre-tax gain on the sale of the business.
(12) Profit Sharing and Retirement Plans
The Company maintains a defined contribution profit sharing plan for employees who have satisfied minimum service requirements. Employees may contribute up to 75% of their earnings to the plans limited by the annual dollar limitations imposed by the Internal Revenue Service. The Company may provide a discretionary match, not to exceed 5% of an employee’s salary. The Company made contributions of approximately $4.0 million, $3.7 million and $2.7 million in 2008, 2007 and 2006, respectively.
The Company has a nonqualified-defined contribution deferred compensation plan which allows certain highly-compensated employees the option to defer up to 75% of their base salary and up to 100% of their bonus compensation to the plan. Payments are made to participants based on their annual enrollment elections and plan balance. Participants earn a return on their deferred compensation that is based on hypothetical investments in certain mutual funds. Changes in market value of these hypothetical participant investments are reflected as an adjustment to the deferred compensation liability of the Company with an offset to compensation expense. At December 31, 2008 and 2007, the liability of the Company to the participants was approximately $8.3 million and $7.6 million, respectively, and is recorded in other long-term liabilities, which reflects the accumulated participant deferrals and earnings (losses) as of that date. For the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense of ($2.8) million, $0.5 million and $0.2 million, respectively, related to the earnings and losses of the deferred compensation plan liability. The Company makes contributions equal to the participant deferrals into life insurance which is invested in mutual funds similar to the participants’ elections. A change in market value of the life insurance is reflected as an adjustment to the deferred compensation plan asset with an offset to other income (expense). At December 31, 2008 and 2007, the deferred contribution plan asset was approximately $7.2 million and $7.6 million, respectively, and is recorded in intangible and other long-term assets. For the years ended December 31, 2008, 2007 and 2006, the Company recorded other income (expense) of ($4.0) million, $0.2 million and $0.6 million, respectively, related to the earnings and losses of the deferred compensation plan assets.
In December 2008, the Company adopted a supplemental executive retirement plan (SERP). The SERP provides retirement benefits to the Company’s executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant. Under the SERP, the Company will generally make annual contributions to a retirement account based on age and years of service. During 2008, the participants in the plan received contributions ranging from 5% to 25% of salary and annual cash bonus, which totaled approximately $1.3 million. The Company may also make discretionary contributions to a participant’s retirement account. In December 2008, the Company made a discretionary contribution to the account of its chief executive officer in the amount of $10 million. The Company recorded $11.3 million of compensation expense in general and administrative expenses for the year ended December 31, 2008.

(13) Commitments and Contingencies
The Company leases many of its office, service and assembly facilities under operating leases. In addition, the Company also leases certain assets used in providing services under operating leases. The leases expire at various dates over an extended period of time. Total rent expense was approximately $10.3 million, $7.8 million and $4.2 million in 2008, 2007 and 2006, respectively. Future minimum lease payments under non-cancelable leases for the five years ending December 31, 2009 through 2013 and thereafter are as follows (amounts in thousands): $16,474, $12,625, $7,033, $4,361, $2,694 and $13,803, respectively.
From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management’s opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on its financial position, results of operations or liquidity.
In April 2008, the Company contracted to purchase a 50% interest in four 265-foot class liftboats for approximately $50.3 million with scheduled delivery dates through 2010. In January 2009, the party controlling the other 50% interest in the four liftboats exercised its option to require the Company to purchase its undivided 50% ownership.
(14) Segment Information
Business Segments
The Company has four reportable segments: well intervention, rental tools, marine, and oil and gas. The well intervention segment provides production-related services used to enhance, extend and maintain oil and gas production, which include mechanical wireline, hydraulic workover and snubbing, well control, coiled tubing, electric line, pumping and stimulation and wellbore evaluation services; well plug and abandonment services; and other oilfield services used to support drilling and production operations. The rental tools segment rents and sells stabilizers, drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. It also provides on-site accommodations and bolting and machining services. The marine segment operates liftboats for production service activities, as well as oil and gas production facility maintenance, construction operations and platform removals. During the year ended December 31, 2008, the Company sold 75% of its interest in SPN Resources (see note 4). SPN Resources’ operations constituted substantially all the oil and gas segment. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s three other segments. Certain previously reported amounts have been reclassified to conform to the presentation in the current period.
The accounting policies of the reportable segments are the same as those described in note 1 of these Notes to the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on operating profits or losses. Segment revenues reflect direct sales of products and services for that segment, and each segment records direct expenses related to its employees and its operations. Identifiable assets are primarily those assets directly used in the operations of each segment. The equity-method investments in SPN Resources and BOG are included in the identifiable assets of the oil and gas segment.

Summarized financial information concerning the Company’s segments as of December 31, 2008, 2007 and 2006 and for the years then ended is shown in the following tables (in thousands):

					Oil & Gas
	Well	Rental			Eliminations	Consolid.
	Interven.	Tools	Marine	Oil & Gas	& Unallocated	Total

2008
Revenues	$1,155,221	$550,939	$121,104	$55,072	$(1,212)	$1,881,124
Cost of services, rentals, and sales (exclusive of items shown separately below)	633,127	178,563	74,830	12,986	(1,212)	898,294
Depreciation, depletion, amortization and accretion	72,169	90,459	10,073	2,799	—	175,500
General and administrative	163,622	97,624	12,558	8,780	—	282,584
Gain on sale of businesses	500	3,332	—	37,114	—	40,946
Income from operations	286,803	187,625	23,643	67,621	—	565,692
Interest expense, net	—	—	—	—	(30,419)	(30,419)
Interest income	—	—	—	—	2,975	2,975
Other expense	—	—	—	—	(3,977)	(3,977)
Earnings from equity-method investments	—	—	—	24,373	—	24,373

Income before income taxes	$286,803	$187,625	$23,643	$91,994	$(31,421)	$558,644

Identifiable assets	$1,343,710	$762,848	$239,572	$121,583	$23,920	$2,491,633

Capital expenditures	$206,404	$193,297	$51,428	$2,732	$—	$453,861

					Oil & Gas
	Well	Rental			Eliminations	Consolid.
	Interven.	Tools	Marine	Oil & Gas	& Unallocated	Total

2007
Revenues	$761,015	$496,290	$127,898	$192,700	$(5,436)	$1,572,467
Cost of services, rentals, and sales (exclusive of items shown separately below)	419,818	156,731	60,432	66,580	(5,436)	698,125
Depreciation, depletion, amortization and accretion	49,786	70,042	8,861	59,152	—	187,841
General and administrative	118,657	87,442	10,592	11,455	—	228,146
Gain on sale of business	—	7,483	—	—	—	7,483
Income from operations	172,754	189,558	48,013	55,513	—	465,838
Interest expense, net	—	—	—	—	(33,257)	(33,257)
Interest income	—	—	—	1,219	1,443	2,662
Other income	—	—	—	—	189	189
Losses from equity-method investments	—	—	—	(2,940)	—	(2,940)

Income before income taxes	$172,754	$189,558	$48,013	$53,792	$(31,625)	$432,492

Identifiable assets	$996,946	$687,944	$200,623	$344,667	$27,069	$2,257,249

Capital expenditures	$145,061	$166,944	$19,200	$75,725	$3,588	$410,518

					Oil & Gas
	Well	Rental			Eliminations	Consolid.
	Interven.	Tools	Marine	Oil & Gas	& Unallocated	Total

2006
Revenues	$469,110	$371,155	$140,115	$127,682	$(14,241)	$1,093,821
Costs of services, rentals and sales (exclusive of items shown separately below)	269,631	115,898	56,189	70,028	(14,241)	497,505
Depreciation, depletion, amortization and accretion	18,810	52,234	8,600	31,367	—	111,011
General and administrative	77,758	70,306	11,432	8,920	—	168,416
Income from operations	102,911	132,717	63,894	17,367	—	316,889
Interest expense, net	—	—	—	—	(22,950)	(22,950)
Interest income	—	—	—	1,194	2,796	3,990
Other income	—	—	—	—	622	622
Loss on early extinguishment of debt	—	—	—	—	(12,596)	(12,596)
Earnings from equity-method investments	—	—	—	5,891	—	5,891

Income before income taxes	$102,911	$132,717	$63,894	$24,452	$(32,128)	$291,846

Identifiable assets	$840,130	$501,156	$187,597	$318,297	$27,298	$1,874,478

Capital expenditures	$54,104	$111,270	$10,412	$64,237	$2,913	$242,936
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

	Revenues			Long-Lived Assets
	Years Ended December 31,			December 31,
	2008	2007	2006	2008	2007
United States	$1,564,384	$1,273,705	$924,582	$932,340	$904,611
Other Countries	316,740	298,762	169,239	182,601	181,797

Total	$1,881,124	$1,572,467	$1,093,821	$1,114,941	$1,086,408

(15) Interim Financial Information (Unaudited)
The following is a summary of consolidated interim financial information for the years ended December 31, 2008 and 2007 (amounts in thousands, except per share data).

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
2008
Revenues	$441,391	$457,655	$490,282	$491,796
Less:
Cost of services, rentals and sales	204,118	222,097	236,610	235,469
Depreciation, depletion, amortization and accretion	41,879	41,954	44,842	46,825

Gross profit	195,394	193,604	208,830	209,502
Net income	102,091	73,929	99,856	85,846

Earnings per share:
Basic	$1.26	$0.92	$1.24	$1.10
Diluted	1.24	0.89	1.22	1.09

	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
2007
Revenues	$362,924	$396,753	$398,924	$413,866
Less:
Cost of services, rentals and sales	160,487	181,806	178,637	177,195
Depreciation, depletion, amortization and accretion	38,844	45,242	49,881	53,874

Gross profit	163,593	169,705	170,406	182,797
Net income	64,019	70,087	75,050	71,964

Earnings per share:
Basic	$0.79	$0.86	$0.92	$0.89
Diluted	0.78	0.85	0.91	0.88
(16) Fair Value Measurements
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
FAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs in which there is little or no market data (Level 3). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1.

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Non-qualified deferred compensation plan assets	$7,212	$—	$7,212	$—

Non-qualified deferred compensation plan liabilities	$8,254	$—	$8,254	$—
The Company’s non-qualified deferred compensation plan allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The Company entered into a separate trust agreement, subject to general creditors, to segregate the assets of the plan and reports the accounts of the trust in its Consolidated Financial Statements. These investments are reported at fair value based on observable inputs for similar assets and liabilities, which represent Level 2 in the FAS No. 157 fair value hierarchy. The realized and unrealized holding gains and losses related to non-qualified deferred compensation plan assets are recorded as other income (expense). The realized and unrealized holding gains and losses related to non-qualified deferred compensation plan liabilities are recorded as general and administrative expenses.
(17) Supplementary Oil and Natural Gas Disclosures (Unaudited)
On March 14, 2008, the Company completed the sale of 75% of its interest in SPN Resources. As part of this transaction, SPN Resources contributed an undivided 25% of its working interest in each of its oil and gas properties to a newly formed subsidiary and then sold all of its equity interest in the subsidiary. SPN Resources then effectively sold 66 2/3% of its outstanding membership interests. SPN Resources’ operations constituted substantially all of the Company’s oil and gas segment. Subsequent to March 14, 2008, the Company accounts for its remaining 33 1/3% interest in SPN Resources using the equity-method within the oil and gas segment. Prior to the sale of 75% of is interest in SPN Resources, the results of SPN Resources’ operations through March 14, 2008 were consolidated (see note 4).
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

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil	Natural Gas
	(Mbbls)	(Mmcf)
Proved developed and undeveloped reserves:
December 31, 2005	9,103	23,688
Purchase of reserves in place	674	17,249
Revisions	(265)	187
Production	(1,591)	(5,483)

December 31, 2006	7,921	35,641

Purchase of reserves in place and additions	1,206	6,862
Revisions	519	1,688
Production	(1,817)	(8,931)

December 31, 2007	7,829	35,260

Proved developed reserves:
December 31, 2006	6,709	28,982
December 31, 2007	6,493	34,742
Since January 1, 2005, no crude oil or natural gas reserve information has been filed with, or included in any report to any federal authority or agency other than the SEC and the Energy Information Administration (EIA).
Costs incurred for oil and natural gas property acquisition and development activities for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	Years Ended December 31,
	2007	2006
Acquisition of properties — proved	$12,126	$45,948
Development costs	76,928	63,396

Total costs incurred	$89,054	$109,344

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
The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows (in thousands):

	2007	2006
Future cash inflows	$1,043,327	$682,384
Future production costs	(207,749)	(220,108)
Future development and abandonment costs	(251,071)	(207,676)
Future income tax expense	(167,305)	(59,976)

Future net cash flows after income taxes	417,202	194,624
10% annual discount for estimated timing of cash flows	57,534	15,883

Standardized measure of discounted future net cash flows	$359,668	$178,741

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Beginning of the period	$178,742	$205,105
Sales and transfers of oil and natural gas produced, net of production costs	(130,130)	(55,184)
Net changes in prices and production costs	247,708	(147,633)
Revisions of quantity estimates	41,479	(7,071)
Development costs incurred	(77,239)	(64,254)
Changes in estimated development costs	28,761	47,096
Extensions and discoveries	106,055	36,906
Purchase and sales of reserves in place	15,667	70,304
Changes in production rates (timing) and other	12,545	(22,080)
Accretion of discount	21,247	33,152
Net change in income taxes	(85,167)	82,401

Net increase	180,926	(26,363)

End of period	$359,668	$178,742

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

(18) Accounting Pronouncements
In November 2008, the Emerging Issues Task Force issued EITF Issue No. 08-06, “Equity-Method Investment Considerations,” which clarifies the accounting for certain transactions involving equity-method investments. This interpretation is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The Company does not expect the adoption of EITF Issue No. 08-06 to have an impact on its results of operations and financial position.
In May 2008, the Financial Accounting Standards Board issued its Staff Position APB No. 14-1 (FSP APB No. 14-1) “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the proceeds from the issuance of exchangeable debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The provisions of FSP APB No. 14-1 are effective for fiscal years beginning after December 15, 2008 and will require retrospective application. FSP APB No. 14-1 will change the accounting treatment for the Company’s 1.50% senior exchangeable notes and impact the Company’s results of operations due to an increase in non-cash interest expense beginning in 2009 for financial statements covering past and future periods. In addition to a reduction of debt balances and an increase to stockholders’ equity on the consolidated balance sheets for each period presented, the Company expects the retrospective application of FSP APB No. 14-1 will result in a cumulative non-cash increase to historical interest expense of approximately $31 to $34 million for 2007 and 2008. Additionally, the Company expects that the adoption will result in a non-cash increase to its projected annual interest expense of approximately $17 to $19 million for 2009.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is appropriately recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the disclosure controls and procedures ensure that information required to be disclosed, accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures as of December 31, 2008 are effective to provide reasonable assurance that information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC, and is accumulated and communicated to management including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosures. Management’s report and the independent registered public accounting firm’s attestation report are included in Part II, Item 8 under the captions “Management’s Report on Internal Control over Financial Reporting” and “Independent Registered Public Accounting Firm’s Report,” and are incorporated herein by reference.
There has been no change in our internal control over financial reporting during the three months ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 14. Principal Accounting Fees and Services
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
The following financial statements are included in Part II of this Annual Report on Form 10-K:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm — Audit of Financial Statements

Report of Independent Registered Public Accounting Firm — Audit of Internal Control over Financial Reporting

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements
(2)	Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
(3)	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 22, 2006, by and among the Company, SPN Acquisition Sub, Inc. and Warrior Energy Services Corporation (incorporated herein by reference to Exhibit 2.1 the Company’s Form 8-K filed September 25, 2006).

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Amended and Restated Bylaws of the Company (as amended through September 12, 2007) (incorporated herein by reference to Exhibit 3.11 to the Company’s Form 8-K filed on September 18, 2007).

3.3	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.1	Specimen Stock Certificate (incorporated herein by reference to Amendment No. 1 to the Company’s Form S-4 on Form SB-2 (Registration Statement No. 33-94454)).

Exhibit No.	Description
4.2	Indenture, dated May 22, 2006, among the Company, SESI, L.L.C., the guarantors identified therein and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed May 23, 2006), as amended by Supplemental Indenture, dated December 12, 2006, by and among Warrior Energy Services Corporation, SESI, L.L.C., the other Guarantors (as defined in the Indenture referred to therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s 8-K filed December 13, 2006 for the period beginning December 12, 2006), as further amended by Supplemental Indenture, dated September 13, 2007 but effective as of August 29, 2007, by and among AOS, SESI, the other Guarantors (as defined in the Indenture referred to therein) and the Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 18, 2007).

4.3	Indenture, dated December 12, 2006, by and among the Company, SESI, L.L.C., the guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 7, 2006), as amended by Supplemental Indenture, dated December 12, 2006, by and among Warrior Energy Services Corporation, SESI, L.L.C., the other Guarantors (as defined in the Indenture referred to therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 12, 2006), as further amended by Supplemental Indenture, dated September 13, 2007 but effective as of August 29, 2007, by and among AOS, SESI, the other Guarantors (as defined in the Indenture referred to therein) and the Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed on September 18, 2007).

10.1^	Amended and Restated Superior Energy Services, Inc. 1995 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement dated June 25, 1997).

10.2	First Amended and Restated Credit Agreement dated July 1, 2007 among Superior Energy Services, Inc., SESI, L.L.C., JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 6, 2007).

10.3	Wreck Removal Contract, dated December 31, 2007, by and among Wild Well Control, Inc., BP America Production Company, Chevron U.S.A. Inc. and GOM Shelf LLC (The Company agrees to furnish supplementally a copy of any omitted exhibits to the SEC upon request) (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2008).

10.4^	Employment Agreement between Superior Energy Services, Inc. and Patrick J. Zuber, dated January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2008).

10.5^	Form of Employment Agreement for Kenneth L. Blanchard and Robert S. Taylor (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 6, 2007).

Exhibit No.	Description
10.6^	Superior Energy Services, Inc. 2007 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 24, 2007).

10.7^	Form of Employment Agreement executed by Superior Energy Services, Inc. and each of Alan P. Bernard, Lynton G. Cook, III, James A. Holleman and Danny R. Young (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 6, 2007).

10.8^	Employment Agreement between Superior Energy Services, Inc. and Charles Hardy, dated January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 7, 2008).

10.9^	Superior Energy Services, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999), as amended by Second Amendment to Superior Energy Services, Inc. 1999 Stock Incentive Plan, effective as of December 7, 2004 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 20, 2004).

10.10^	Employment Agreement between the Company and Terence E. Hall (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999), as amended by Letter Agreement dated November 12, 2004 between the Company and Terence E. Hall (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 15, 2004), as amended by Amendment No. 2 to Amended and Restated Employment Agreement dated as of December 29, 2008, between the Company and Terence E. Hall (incorporated herein by reference to Item 10.1 to the Company’s Form 8-K filed January 2, 2009).

10.11^	Amended and Restated Superior Energy Services, Inc. 2002 Stock Incentive Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003), as amended by First Amendment to Superior Energy Services, Inc. 2002 Stock Incentive Plan, effective as of December 7, 2004 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 20, 2004).

10.12*^	Superior Energy Services, Inc. Nonqualified Deferred Compensation Plan.

10.13^	Superior Energy Services, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement dated April 18, 2005).

10.14^	Amended and Restated Superior Energy Services, Inc. 2004 Directors Restricted Stock Units Plan (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement dated April 20, 2006).

10.15	Purchase and Sale Agreement, dated May 15, 2006, by and between Noble Energy, Inc. and Coldren Resources LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 17, 2006).

Exhibit No.	Description
10.16	Purchase Agreement, dated May 17, 2006, by and among SESI, L.L.C., the guarantors identified therein, Bear, Stearns & Co. Inc., J.P. Morgan Securities Inc., Howard Weil Incorporated, Johnson Rice & Company L.L.C., Pritchard Capital Partners, LLC, Raymond James & Associates, Inc. and Simmons & Company International (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 23, 2006).

10.17	Confirmation of OTC Exchangeable Note Hedge, dated December 7, 2006, by and between SESI, L.L.C. and Bear, Stearns International, Limited (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 7, 2006).

10.18	Confirmation of OTC Exchangeable Note Hedge, dated December 7, 2006, by and between SESI, L.L.C. and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 7, 2006).

10.19	Confirmation of OTC Warrant Confirmation, dated December 7, 2006, by and between the Company and Bear, Stearns International, Limited (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 7, 2006).

10.20	Confirmation of OTC Warrant Confirmation, dated December 7, 2006, by and between the Company and Lehman Brothers OTC Derivatives Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K filed December 13, 2006 for the period beginning December 7, 2006).

10.21*^	Form of Performance Share Unit Award Agreement.

10.22*^	Form of Stock Option Agreement for the grant of non-qualified stock options under the Superior Energy Services, Inc. 2005 Stock Incentive Plan

10.23*^	Form of Restricted Stock Agreement.

10.24	Purchase, Contribution and Redemption Agreement, dated February 25, 2008, by and among Dynamic Offshore Resources, LLC, Moreno Group LLC, SESI, LLC, and SPN Resources, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 29, 2008).

10.25^	Employment Agreement, dated March 1, 2008, by and between Superior Energy Services, Inc. and William B. Masters (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 6, 2008).

10.26*^	Letter agreement between Superior Energy Services, Inc. and Patrick J. Zuber, dated December 22, 2008.

10.27*^	Superior Energy Services, Inc. Supplemental Executive Retirement Plan.

14.1	Code of business ethics and conduct (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

21.1*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

Exhibit No.	Description
23.2*	Consent of DeGoyler and MacNaughton

31.1*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.

32.2*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.

*	Filed herein

^	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: February 27, 2009
	By:	/s/ Terence E. Hall
Terence E. Hall
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terence E. Hall Terence E. Hall	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2009

/s/ Robert S. Taylor Robert S. Taylor	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ Harold J. Bouillion Harold J. Bouillion	Director	February 27, 2009

/s/ Enoch L. Dawkins Enoch L. Dawkins	Director	February 27, 2009

/s/ James M. Funk James M. Funk	Director	February 27, 2009

/s/ Ernest E. Howard, III Ernest E. Howard, III	Director	February 27, 2009

/s/ Justin L. Sullivan Justin L. Sullivan	Director	February 27, 2009

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Schedule II Valuation and Qualifying Accounts
Years Ended December 31, 2008, 2007 and 2006
(in thousands)

		Additions
	Balance at the	Charged to			Balance
	beginning of	costs and	Balances from		at the end
Description	the year	expenses	acquisitions	Deductions	of the year

Year ended December 31, 2008:
Allowance for doubtful accounts	$16,742	$6,471	$—	$5,200	$18,013

Year ended December 31, 2007:
Allowance for doubtful accounts	$17,419	$3,833	$404	$4,914	$16,742

Year ended December 31, 2006:
Allowance for doubtful accounts	$11,569	$3,273	$4,464	$1,887	$17,419