Form 10-Q
period 2009-03-31
SUPERIOR ENERGY SERVICES INC
filed 2009-05-04
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File No. 001-34037
SUPERIOR ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2379388
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 Poydras, Suite 2400
New Orleans, Louisiana	70130
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (504) 587-7374
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on April 30, 2009 was 78,147,041.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(in thousands, except share data)

	3/31/09	12/31/2008 *
ASSETS

Current assets:
Cash and cash equivalents	$110,374	$44,853
Accounts receivable, net	353,429	360,357
Income taxes receivable	3,092	—
Prepaid expenses	30,912	18,041
Other current assets	293,286	223,598

Total current assets	791,093	646,849

Property, plant and equipment, net	1,144,486	1,114,941
Goodwill	477,189	477,860
Equity-method investments	119,400	122,308
Intangible and other long-term assets, net	127,150	128,187

Total assets	$2,659,318	$2,490,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$59,586	$87,207
Accrued expenses	146,437	152,536
Income taxes payable	—	20,861
Deferred income taxes	67,815	36,830
Current maturities of long-term debt	810	810

Total current liabilities	274,648	298,244

Deferred income taxes	241,969	246,824
Long-term debt, net	792,204	654,199
Other long-term liabilities	36,968	36,605

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 78,076,137 shares at March 31, 2009, and 78,028,072 shares at December 31, 2008	78	78
Additional paid in capital	378,093	375,436
Accumulated other comprehensive loss, net	(32,847)	(32,641)
Retained earnings	968,205	911,400

Total stockholders’ equity	1,313,529	1,254,273

Total liabilities and stockholders’ equity	$2,659,318	$2,490,145

See accompanying notes to consolidated financial statements.
* As adjusted for FSP APB No. 14-1 (See note 2)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2009 and 2008
(in thousands, except per share data)
(unaudited)

	2009	2008 *
Oilfield service and rental revenues	$437,109	$386,319
Oil and gas revenues	—	55,072

Total revenues	437,109	441,391

Cost of oilfield services and rentals	222,465	191,132
Cost of oil and gas sales	—	12,986

Total cost of services, rentals and sales (exclusive of items shown separately below)	222,465	204,118

Depreciation, depletion, amortization and accretion	49,868	41,879
General and administrative expenses	64,986	69,606
Gain on sale of businesses	—	37,888

Income from operations	99,790	163,676

Other income (expense):
Interest expense, net	(13,288)	(12,183)
Earnings from equity-method investments, net	2,256	3,957

Income before income taxes	88,758	155,450

Income taxes	31,953	55,921

Net income	$56,805	$99,529

Basic earnings per share	$0.73	$1.23

Diluted earnings per share	$0.72	$1.21

Weighted average common shares used in computing earnings per share:
Basic	78,032	80,776
Incremental common shares from stock-based compensation	396	1,310

Diluted	78,428	82,086

See accompanying notes to consolidated financial statements.
* As adjusted for FSP APB No. 14-1 (See note 2)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008
(in thousands)
(unaudited)

	2009	2008 *
Cash flows from operating activities:
Net income	$56,805	$99,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	49,868	41,879
Deferred income taxes	27,151	(6,813)
Non-cash interest expense related to 1.5% senior exchangeable notes	4,476	4,183
Tax benefit from exercise of stock options	—	(2,347)
Stock-based and performance share unit compensation expense	3,277	4,818
Retirement and deferred compensation plans expense, net	1,445	950
(Earnings) losses from equity-method investments, net of cash received	1,099	(3,957)
Amortization of debt acquisition costs and note discount	829	798
Gain on sale of businesses	—	(37,888)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	6,211	(36,641)
Other current assets	(69,846)	3,973
Accounts payable	(27,517)	(1,528)
Accrued expenses	(9,813)	8,315
Decommissioning liabilities	—	(6,160)
Income taxes	(23,769)	52,536
Other, net	(3,872)	2,674

Net cash provided by operating activities	16,344	124,321

Cash flows from investing activities:
Payments for capital expenditures	(82,270)	(88,883)
Cash proceeds from sale of businesses, net of cash sold	—	151,753
Other	(2,440)	(3,414)

Net cash provided by (used in) investing activities	(84,710)	59,456

Cash flows from financing activities:
Net borrowings from revolving credit facility	133,400	—
Proceeds from exercise of stock options	9	2,010
Tax benefit from exercise of stock options	—	2,347
Proceeds from issuance of stock through employee benefit plans	677	479
Purchase and retirement of stock	—	(8,793)

Net cash provided by (used in) financing activities	134,086	(3,957)

Effect of exchange rate changes on cash	(199)	372

Net increase in cash and cash equivalents	65,521	180,192

Cash and cash equivalents at beginning of period	44,853	51,649

Cash and cash equivalents at end of period	$110,374	$231,841

See accompanying notes to consolidated financial statements.
* As adjusted for FSP APB No. 14-1 (See note 2)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three Months Ended March 31, 2009 and 2008
(1) Basis of Presentation
Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three months ended March 31, 2009 and 2008 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2009 presentation.
(2) Adoption of Recent Accounting Pronouncement and Debt
Effective January 1, 2009, the Company has retrospectively adopted the Financial Accounting Standards Board’s Staff Position APB No. 14-1 (FSP APB No. 14-1), “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the proceeds from the issuance of our 1.50% senior exchangeable notes (described below) to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the exchangeable debt is expected to be outstanding as additional non-cash interest expense. The Company used an effective interest rate of 6.89% and will amortize this initial debt discount through December 12, 2011. The carrying amount of the equity component was $55.1 million at December 31, 2008 and March 31, 2009. The principal amount of the liability component, its unamortized discount and its net carrying value for the periods ended December 31, 2008 and March 31, 2009 are as follows (in thousands):

			Net
Period	Principal	Unamortized	Carrying
Ended	Amount	Discount	Value
December 31, 2008	$400,000	$56,631	$343,369
March 31, 2009	$400,000	$52,155	$347,845
The provisions of FSP APB No. 14-1 are effective for fiscal years beginning after December 15, 2008 and require retrospective application. The Company’s comparative balance sheet as of December 31, 2008 has been adjusted as follows (in thousands):

	As originally	Effect of	As
	reported	Change	Adjusted
Intangible assets and other long-term assets, net	$129,675	$(1,488)	$128,187
Long-term debt, net	$710,830	$(56,631)	$654,199
Deferred income taxes	$226,421	$20,403	$246,824
Additional paid in capital	$320,309	$55,127	$375,436
Retained earnings	$931,787	$(20,387)	$911,400

The condensed consolidated income statements were retrospectively modified compared to previously reported amounts as follows (in thousands, except per share amounts):

	Three Months
	Ended	Twelve Months Ended
	March 31,	December 31,
	2008	2008	2007	2006
Additional pre-tax non-cash interest expense, net	$(4,067)	$(16,266)	$(15,178)	$(917)
Additional deferred tax benefit	1,505	6,018	5,616	340

Retrospective change in net income and retained earnings	$(2,562)	$(10,248)	$(9,562)	$(577)

Change to basic and diluted earnings per share	$(0.03)	$(0.13)	$(0.12)	$(0.01)

The non-cash increase to interest expense, exclusive of amounts to be capitalized, will be approximately $17.9 million, $19.2 million and $20.5 million for the years ended December 31, 2009, 2010 and 2011, respectively.
The Company has a $250 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At March 31, 2009, the Company had $133.4 million outstanding under the revolving credit facility. The Company also had approximately $11.3 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this credit facility. Amounts borrowed under the credit facility bear interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At March 31, 2009, the Company was in compliance with all such covenants.
The Company has $15.0 million outstanding at March 31, 2009, in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000, on every June 3rd and December 3rd through the maturity date of June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. At March 31, 2009, the Company was in compliance with all such covenants.
The Company also has $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on every June 1st and December 1st through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At March 31, 2009, the Company was in compliance with all such covenants.
The Company has $400 million of 1.50% unsecured senior exchangeable notes due 2026. Effective January 1, 2009, the Company retrospectively adopted FSP APB No. 14-1 as it pertains to these exchangeable notes. The exchangeable notes bear interest at a rate of 1.50% per annum and decrease to 1.25% per annum on December 15, 2011. Interest on the exchangeable notes is payable semi-annually on December 15th and June 15th of each year through the maturity date of December 15, 2026. The exchangeable notes do not contain any restrictive financial covenants.

Under certain circumstances, holders may exchange the notes for shares of the Company’s common stock. The initial exchange rate is 21.9414 shares of common stock per $1,000 principal amount of notes. This is equal to an initial exchange price of $45.58 per share. The exchange price represents a 35% premium over the closing share price at date of issuance. The notes may be exchanged under the following circumstances:
•	during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock is greater than or equal to 135% of the applicable exchange price of the notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	prior to December 15, 2011, during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of notes for each trading day in the measurement period was less than 95% of the product of the last reported sale price of the Company’s common stock and the exchange rate on such trading day;

•	if the notes have been called for redemption;

•	upon the occurrence of specified corporate transactions; or

•	at any time beginning on September 15, 2026, and ending at the close of business on the second business day immediately preceding the maturity date.
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
(3) Acquisitions and Dispositions
On March 14, 2008, the Company completed the sale of 75% of its interest in SPN Resources, LLC (SPN Resources). As part of this transaction, SPN Resources contributed an undivided 25% of its working interest in each of its oil and gas properties to a newly formed subsidiary and then sold all of its equity interest in the subsidiary. SPN Resources then effectively sold 66 2/3% of its outstanding membership interests. These two transactions generated cash proceeds of approximately $167.2 million and resulted in a pre-tax gain of approximately $37.1 million, of which $34.1 million was recognized in the three months ended March 31, 2008. SPN Resources’ operations constituted substantially all of the Company’s oil and gas segment. Subsequent to March 14, 2008, the Company accounts for its remaining 33 1/3% interest in SPN Resources using the equity-method. The results of SPN Resources’ operations through March 14, 2008 were consolidated.
Additionally, the Company retained preferential rights on certain service work, entered into a turnkey contract to perform well abandonment and decommissioning work and guaranteed SPN Resources’ performance of its decommissioning liabilities (see notes 4 and 10).
The Company made business acquisitions, which were not material on an individual or cumulative basis, for cash consideration of $7.0 million in the year ended December 31, 2008.
In connection with the 2007 sale of a non-core rental tool business, the Company received cash of approximately $6.0 million, which resulted in an additional pre-tax gain on the sale of the business of approximately $3.3 million in the three months ended March 31, 2008.

The Company also sold the assets of its field management division in 2007. In conjunction with the sale of this division, the Company recorded a receivable of $0.5 million at March 31, 2008, which resulted in an additional pre-tax gain on the sale of the business.
Several of the Company’s prior business acquisitions require future payments if specific conditions are met. As of March 31, 2009, the maximum additional contingent consideration payable was approximately $26.6 million and will be determined and payable through 2012. Since these acquisitions occurred before the adoption of FAS No. 141(R), these amounts are not classified as liabilities and are not reflected in the Company’s financial statements until the amounts are fixed and determinable.
(4) Long-Term Contracts
In December 2007, the Company’s wholly-owned subsidiary, Wild Well Control, Inc. (Wild Well), entered into contractual arrangements pursuant to which it is decommissioning seven downed oil and gas platforms and related well facilities located offshore in the Gulf of Mexico for a fixed sum of $750 million, which is payable in installments upon the completion of specified portions of work. The contract contains certain covenants primarily related to Wild Well’s performance of the work. The work could take up to three years to complete and began in the first quarter of 2008. The revenue related to the contract for decommissioning these downed platforms and well facilities is recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs. Included in other current assets is approximately $238.7 million at March 31, 2009 and $164.3 million at December 31, 2008 of costs and estimated earnings in excess of billings related to this contract.
In connection with the sale of 75% of its interest in SPN Resources, the Company retained preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources. This contract covers only routine end of life well abandonment, pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a remaining fixed price of approximately $147.4 million as of March 31, 2009. The turnkey contract will consist of numerous, separate billable jobs estimated to be performed through 2022. Each job is short-term in duration and will be individually recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs.
(5) Stock-Based and Deferred Compensation
The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers and directors, consultants and advisors (Eligible Participants). Under the incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.
Stock Options
The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the three months ended March 31, 2009 and 2008 was approximately $0.7 million and $1.0 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock
The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions declared thereon. The Company’s compensation expense related to shares of restricted stock outstanding for the three months ended March 31, 2009 and 2008 was approximately $1.5 million for each of the respective periods, which is reflected in general and administrative expenses.

Restricted Stock Units
The Company has issued restricted stock units (RSUs) to its non-employee directors under its stock incentive plans. Annually, each non-employee director is issued a number of RSUs having an aggregate dollar value determined by the Company’s Board of Directors. An RSU represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to RSUs for the three months ended March 31, 2009 and 2008 was approximately $0.2 million and $0.3 million, respectively, which is reflected in general and administrative expenses.
Performance Share Units
The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three year performance period associated with each PSU grant date. The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.” The PSUs provide for settlement in cash or up to 50% in equivalent value in the Company’s common stock, if the participant has met specified continued service requirements. The Company’s compensation expense related to all outstanding PSUs for the three months ended March 31, 2009 and 2008 was approximately $0.9 million and $2.0 million, respectively, which is reflected in general and administrative expenses. The Company has recorded a current liability of approximately $9.5 million and $5.6 million at March 31, 2009 and December 31, 2008, respectively, for outstanding PSUs, which is reflected in accrued expenses. Additionally, the Company has recorded a long-term liability of approximately $4.0 million and $6.9 million at March 31, 2009 and December 31, 2008, respectively, for outstanding PSUs, which is reflected in other long-term liabilities.
Employee Stock Purchase Plan
The Company has employee stock purchase plans under which an aggregate of 1,250,000 shares of common stock were reserved for issuance. Under these stock purchase plans, eligible employees can purchase shares of the Company’s common stock at a discount. The Company received $0.7 million and $0.5 million related to shares issued under these plans for the three month period ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009 and 2008, the Company recorded compensation expense of approximately $120,000 and $85,000, respectively, which is reflected in general and administrative expenses. Additionally, the Company issued approximately 58,000 and 14,000 shares for the three month period ended March 31, 2009 and 2008, respectively, related to these stock purchase plans.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan which allows certain highly-compensated employees the option to defer up to 75% of their base salary, up to 100% of their bonus, and up to 100% of the cash portion of their performance share unit compensation to the plan. Payments are made to participants based on their annual enrollment elections and plan balance. Participants earn a return on their deferred compensation that is based on hypothetical investments in certain mutual funds. Changes in market value of these hypothetical participant investments are reflected as an adjustment to the deferred compensation liability of the Company with an offset to compensation expense.
(6) Earnings per Share
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
In connection with the Company’s outstanding 1.50% senior exchangeable notes, there could be a dilutive effect on earnings per share if the average price of the Company’s stock exceeds the initial exchange price of $45.58 per

s

share for the reporting period. In the event the Company’s common stock exceeds the initial exchange price of $45.58 per share, for the first $1.00 the price exceeds $45.58, the dilutive effect can be as much as 188,400 shares. The senior exchangeable notes did not have a dilutive effect for the three months ended March 31, 2009 and 2008.
(7) Stockholders’ Equity
On January 1, 2009, the Company retrospectively adopted the FSP APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the proceeds from the issuance of exchangeable debt instruments to be allocated between a liability component (issued at a discount) and an equity component. As a result of the retrospective adoption of FSP APB No. 14-1, the stockholders’ equity previously stated as of December 31, 2008 increased by approximately $34.7 million (see note 2).
In September 2007, the Company’s Board of Directors authorized a $350 million share repurchase program that expires on December 31, 2009. Under this program, the Company can purchase shares through open market transactions at prices deemed appropriate by management. The Company did not purchase any shares of its common stock for the three months ended March 31, 2009 pursuant to its share repurchase program. During the three months ended March 31, 2008, the Company purchased 250,000 shares of its common stock for an aggregate amount of $8.8 million under this program.
(8) Segment Information
Business Segments
The Company currently has three reportable segments: well intervention, rental tools and marine. The well intervention segment provides production-related services used to enhance, extend and maintain oil and gas production, which include mechanical wireline, hydraulic workover and snubbing, well control, coiled tubing, electric line, pumping and stimulation, well bore evaluation services, well plug and abandonment services, and other oilfield services used to support drilling and production operations. The rental tools segment rents and sells stabilizers, drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. It also provides on-site accommodations and bolting and machining services. The marine segment operates liftboats for production service activities, as well as oil and gas production facility maintenance, construction operations and platform removals. During the three months ended March 31, 2008, the Company sold 75% of its interest in SPN Resources (see note 3). SPN Resources’ operations constituted substantially all the oil and gas segment. Oil and gas eliminations represent products and services provided to the oil and gas segment by the Company’s three other segments. Certain previously reported amounts have been reclassified to conform to the presentation in the current period.
Summarized financial information concerning the Company’s segments for the three months ended March 31, 2009 and 2008 is shown in the following tables (in thousands):

	Well	Rental			Consolidated
Three Months Ended March 31, 2009	Intervention	Tools	Marine	Unallocated	Total

Revenues	$288,057	$125,944	$23,108	$—	$437,109
Cost of services, rentals and sales (exclusive of items shown separately below)	165,489	42,036	14,940	—	222,465
Depreciation and amortization	22,057	25,371	2,440	—	49,868
General and administrative expenses	38,811	23,228	2,947	—	64,986
Income from operations	61,700	35,309	2,781	—	99,790
Interest expense, net	—	—	—	(13,288)	(13,288)
Earnings from equity-method investments, net	—	—	—	2,256	2,256

Income (loss) before income taxes	$61,700	$35,309	$2,781	$(11,032)	$88,758

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
Three Months Ended March 31, 2008	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$234,115	$130,327	$23,089	$55,072	$(1,212)	$441,391
Cost of services, rentals and sales (exclusive of items shown separately below)	132,399	44,100	15,845	12,986	(1,212)	204,118
Depreciation, depletion, amortization and accretion	16,261	20,746	2,073	2,799	—	41,879
General and administrative expenses	35,177	23,056	2,593	8,780	—	69,606
Gain on sale of businesses	500	3,332	—	34,056	—	37,888
Income from operations	50,778	45,757	2,578	64,563	—	163,676
Interest expense, net	—	—	—	—	(12,183)	(12,183)
Earnings from equity-method investments, net	—	—	—	—	3,957	3,957

Income (loss) before income taxes	$50,778	$45,757	$2,578	$64,563	$(8,226)	$155,450

	Well	Rental			Consolidated
Identifiable Assets	Intervention	Tools	Marine	Unallocated	Total
March 31, 2009	$1,431,780	$837,689	$247,521	$142,328	$2,659,318

December 31, 2008	$1,343,710	$762,848	$239,572	$144,015	$2,490,145

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

	Three Months Ended March 31,
	2009	2008
Revenues:
United States	$364,129	$364,613
Other Countries	72,980	76,778

Total	$437,109	$441,391

	March 31,	December 31,
	2009	2008
Long-Lived Assets:
United States	$934,032	$932,340
Other Countries	210,454	182,601

Total	$1,144,486	$1,114,941

(9) Equity-Method Investments
Investments in entities that are not controlled by the Company, but where the Company has the ability to exercise influence over the operations, are accounted for using the equity-method. The Company’s share of the income or losses of these entities is reflected as earnings or losses from equity-method investments on its Condensed Consolidated Statements of Operations.
The Company has two investments, SPN Resources and Beryl Oil and Gas L.P. (BOG), that are accounted for using the equity-method. The Company, where possible and at competitive rates, provides its products and services to assist SPN Resources and BOG in producing and developing their oil and gas properties. The Company also reduces its revenue and its investment in SPN Resources and BOG for its respective ownership interest when products and services are provided to and capitalized by SPN Resources and BOG. The Company records these amounts in revenue as SPN Resources and BOG record the related depreciation and depletion expenses. Prior to the sale of 75% of its interest in SPN Resources, the Company provided operating and administrative support services to BOG and received reimbursement for general and administrative and direct expenses incurred on behalf of BOG.
On March 14, 2008, the Company sold 75% of its original interest in SPN Resources (see note 3). The Company’s equity-method investment balance in SPN Resources was approximately $62.6 million at March 31, 2009 and $65.2 million at December 31, 2008. The Company recorded earnings from its equity-method investment in SPN Resources of approximately $0.6 million for the three months ended March 31, 2009 and $2.1 million from the date of sale through March 31, 2008. The Company had a receivable from this equity-method investment of approximately $0.9 million at March 31, 2009 and $2.4 million at December 31, 2008. The Company also recorded revenue from this equity-method investment of approximately $1.5 million for the three months ended March 31, 2009 and $0.6 million from the date of sale through March 31, 2008. The Company recorded a net increase in revenue and its investment in SPN Resources of approximately $0.2 million for the three months ended March 31, 2009.
The Company owns a 40% interest in BOG. The Company’s total cash contribution for its equity-method investment in BOG was approximately $57.8 million. The Company has not made additional contributions since its initial investment. The Company’s equity-method investment balance in BOG was approximately $56.1 million at March 31, 2009 and $56.4 million at December 31, 2008. The Company recorded earnings from its equity-method investment in BOG of approximately $1.7 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively. The Company had a receivable from this equity-method investment of approximately $1.1 million at March 31, 2009 and $1.0 million at December 31, 2008. The Company also recorded revenue of approximately $1.0 million and $0.2 million from BOG for the three months ended March 31, 2009 and 2008, respectively. The Company recorded a net increase in revenue and its investment in BOG of approximately $0.1 million for each of the three months ended March 31, 2009 and 2008.
BOG has outstanding approximately $300 million of secured debt. The loan agreements contain customary events of default and require that BOG satisfy various financial covenants. In April 2009, BOG defaulted under one of the financial covenants in its loan agreements due primarily to the impact of production interruption and curtailments due to Hurricanes Gustav and Ike in 2008 and the decline of oil and gas prices. BOG is attempting to negotiate the terms and conditions of a forbearance agreement under which the lenders would agree to not exercise rights under the credit agreements to accelerate the maturity of the debt while BOG pursues other financing and strategic alternatives.
In January 2009, BOG engaged third party advisors to advise and assist with various alternatives including, but not limited to, restructuring indebtedness and the sale of all or substantially all of its assets. BOG, with its financial advisors, undertook to seek indications of intent from a number of parties potentially interested in acquiring its oil and gas properties.
The Company supports BOG in its efforts and continues to monitor the recoverability of its investment. The results of the ongoing efforts by BOG will not be known until these efforts are completed, and the Company believes this will be in the second quarter of 2009. Should BOG be unable to execute a restructuring that is agreeable to all parties, it may be required to take steps not currently anticipated such as seeking voluntary bankruptcy protection.

Such steps could result in an impairment of the Company’s $56.1 million investment, the extent of which would be determined when known.
Also included in equity-method investments at March 31, 2009 and December 31, 2008 is approximately a $0.7 million investment for a 50% ownership in a company that owns an airplane. The Company recorded approximately $52,000 in expense to lease the airplane (exclusive of operating costs) from this company for the three months ended March 31, 2009 and 2008.
(10) Guarantee
As part of SPN Resources’ acquisition of its oil and gas properties, the Company guaranteed SPN Resources’ performance of its decommissioning liabilities. In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (as amended),” the Company has assigned an estimated value of $2.9 million related to decommissioning performance guarantees, which is reflected in other long-term liabilities. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event that SPN Resources defaults on the decommissioning liabilities existing at the closing date, the total maximum potential obligation under these guarantees is estimated to be approximately $117.1 million, net of the contractual right to receive payments from third parties, which is approximately $30.3 million, as of March 31, 2009. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled by SPN Resources.
(11) Other Comprehensive Income
The following tables reconcile the change in accumulated other comprehensive income (loss) for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Accumulated other comprehensive income (loss), December 31, 2008 and 2007, respectively	$(32,641)	$9,078

Other comprehensive loss:
Other comprehensive loss, net of tax
Hedging activities:
Unrealized loss on equity-method investment’s hedging activities, net of tax of ($777) in 2009 and ($3,852) in 2008	(1,323)	(6,559)
Foreign currency translation adjustment	1,117	1,261

Total other comprehensive loss	(206)	(5,298)

Accumulated other comprehensive income (loss), March 31, 2009 and 2008, respectively	$(32,847)	$3,780

(12) Income Taxes
The Company has adopted the provisions of FASB Interpretation No. 48 (FIN 48). It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. The Company had approximately $9.7 million of unrecorded tax benefits at March 31, 2009 and December 31, 2008, all of which would impact the Company’s effective tax rate if recognized. The unrecorded tax benefits are not considered material to the Company’s financial position.
In addition to its Federal tax return, the Company files income tax returns in various state and foreign jurisdictions. The number of years that are open under applicable statutes of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2004.

(13) Commitments and Contingencies
From time to time, the Company is involved in litigation and other disputes arising out of operations in the normal course of business. In management’s opinion, the Company is not involved in any litigation or disputes, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.
(14) Fair Value Measurements
Effective, January 1, 2009, the Company has adopted Statement of Financial Accounting Standards No. 157 (FAS No. 157), “Fair Value Measurements,” for its non-financial assets and non-financial liabilities measured on a non-recurring basis. The Company adopted FAS No. 157 for its financial assets and liabilities in January 2008. The adoption of FAS No. 157 did not have a material impact on its fair value measurements.
FAS No. 157 establishes a fair value framework requiring the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets and liabilities

Level 2:	Observable inputs other than those included in Level 1 such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical assets or liabilities in inactive markets or model-derived valuations or other inputs that can be corroborated by observable market data.

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	Fair Value Measurements at Reporting Date Using
	2009	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$9,545	$3,223	$6,322	$—

Non-qualified deferred compensation liabilities	$11,267	$—	$11,267	$—

	December 31,
	2008	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$7,212	$—	$7,212	$—

Non-qualified deferred compensation liabilities	$8,254	$—	$8,254	$—
The Company’s non-qualified deferred compensation plan allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds. The Company entered into a separate trust agreement, subject to general creditors, to segregate the assets of the plan and reports the accounts of the trust in its condensed consolidated financial statements. These investments are reported at fair value based on observable inputs for similar assets and liabilities, which represent Levels 1 and 2 in the FAS No. 157 fair value hierarchy. The realized and unrealized holding gains and losses related to non-qualified deferred compensation assets are recorded in interest expense, net. The realized and unrealized holding gains and losses related to non-qualified deferred compensation liabilities are recorded in general and administrative expenses.
The adoption of FAS No. 157 for non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact the Company’s financial position or results of operations; however, it could have an impact in future periods. In addition, the Company may have additional disclosure requirements in the event of an acquisition or if an impairment of assets is incurred in future periods. Based on business conditions and market values that existed at March 31, 2009, the Company has concluded that no impairment loss was required. However, the market value of the Company’s common stock continues to be depressed and difficult economic environments exist in most market areas. If, among other factors, (1) the Company’s market capitalization falls below its equity value, (2) the fair value of the reporting units decline, or (3) the adverse impacts of economic or competitive factors are worse than anticipated, the Company could conclude in future periods that impairment losses are required in order to reduce the carrying value of its goodwill, equity-method investments and possibly long-lived assets. Depending on the severity of the changes in the key factors underlying the valuation of our reporting units, such losses could be significant.
(15) New Accounting Pronouncements
On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141 (R) (FAS No. 141 (R)), “Business Combinations (as amended).” FAS No. 141(R) requires an acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date fair value. Additionally, contingent consideration and contractual contingencies shall be measured at acquisition date fair value. FAS No. 141(R) also requires an acquirer to disclose all of the information users may need to evaluate and understand the nature and financial effect of the business combination. FAS No. 141(R) applies prospectively to business combinations after January 1, 2009. The adoption of FAS No. 141 (R) did not have an impact on the Company’s results of operations and financial position.
On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160 (FAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. The adoption of FAS No. 160 did not have an impact on the Company’s results of operations and financial position.
On January 1, 2009, the Company adopted EITF Issue No. 08-06, “Equity-Method Investment Considerations,” which clarifies the accounting for certain transactions involving equity-method investments. The adoption of EITF Issue No. 08-06 did not have an impact on the Company’s results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following management’s discussion and analysis of financial condition and results of operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: risks associated with the uncertainty of macroeconomic and business conditions worldwide, as well as the global credit markets; the cyclical nature and volatility of the oil and gas industry, including the level of offshore exploration, production and development activity and the volatility of oil and gas prices; changes in competitive factors affecting the Company’s operations; political, economic and other risks and uncertainties associated with international operations; the seasonality of the offshore industry in the Gulf of Mexico; the potential shortage of skilled workers; the Company’s dependence on certain customers; the risks inherent in long-term fixed-price contracts; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; risks inherent in acquiring businesses; and the effect of the Company’s performance of regulatory programs and environmental matters. These and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2008. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.
Executive Summary
During the first quarter of 2009, revenue was $437.1 million, income from operations was $99.8 million, net income was $56.8 million and diluted earnings per share was $0.72. The results include pre-tax earnings of $3.2 million, which is the Company’s share of non-cash unrealized earnings associated with mark-to-market changes in the value of outstanding hedging contracts put in place by the Company’s equity-method investments, and is included in the income statement on the earnings from equity-method investments, net, line item.
The period was marked by a rapid and significant decline in demand across all segments and in all geographic markets as compared with the fourth quarter of 2008 due to falling industry activity in the wake of the global economic recession. The largest declines were in our domestic markets (domestic land and Gulf of Mexico), where the combined revenue in these regions declined 11% from the fourth quarter of 2008. In comparison, the average number of rigs drilling for oil and natural gas in the domestic markets decreased approximately 30% as compared with the most recent quarter. Our international revenue decreased 9% as compared with the fourth quarter of 2008 and the drilling rig count decreased 6% as compared with the most recent quarter.
Well intervention segment revenue was $288.1 million, a 5% decrease from the fourth quarter of 2008, and income from operations was $61.7 million, a 9% decrease from the fourth quarter of 2008. Our domestic revenue decreased 4% due to a 28% decrease in domestic land revenue as a result of less demand for production-related services such as coiled tubing, cased hole wireline and hydraulic workover and snubbing services. This decrease was partially offset by a 9% increase in Gulf of Mexico revenue due to increased engineering and project management work on a large-scale decommissioning project. International revenue decreased 15% from the most recent quarter due to decreases in well control, hydraulic workover and snubbing activity. Income from operations as a percentage of revenue decreased to 21% from 22% in the most recent quarter.
In our rental tools segment, revenue was $125.9 million, a 16% decrease as compared with the fourth quarter of 2008, and income from operations was $35.3 million, a 30% decrease from the fourth quarter of 2008. Domestic revenue declined sequentially by 20% as a result of a 26% decrease in domestic land market areas and a 15% decrease in Gulf of Mexico revenue. Rentals incurring the largest decreases were accommodations and stabilization equipment. Income from operations as a percentage of revenue was 28% during the first quarter of 2009 as compared with 34% in the fourth quarter of 2008.
In our marine segment, revenue was $23.1 million and income from operations was $2.8 million. These represent sequential decreases of 39% in revenue and 78% in income from operations as compared to the most recent quarter. The decrease is primarily attributable to reduced demand as our fleet utilization in the first quarter was 48% as compared with 76% in the fourth quarter of 2008. Idle days increased significantly in the first quarter primarily due to less demand, poor weather in the Gulf of Mexico and an increase in vessel inspections.
Based on business conditions and market values that existed at March 31, 2009, we concluded that no impairment loss was required. However, the market value of our common stock continues to be depressed and we continue to experience difficult economic environments in most of our markets. If, among other factors, (1) our market capitalization falls below our equity value, (2) the fair value of our reporting units decline, or (3) the adverse impacts of economic or competitive factors are worse than anticipated, we could conclude in future periods that impairment losses are required in order to reduce the carrying value of our goodwill, equity-method investments and possibly long-lived assets. Depending on the severity of the changes in the key factors underlying the valuation of our reporting units, such losses could be significant.
Comparison of the Results of Operations for the Three Months Ended March 31, 2009 and 2008
For the three months ended March 31, 2009, our revenues were $437.1 million, resulting in net income of $56.8 million, or $0.72 diluted earnings per share. Included in the results for the three months ended March 31, 2009 was a $3.2 million pre-tax net gain related to hedges in place for our equity-method investments. For the three months ended March 31, 2008, revenues were $441.4 million and net income was $99.5 million, or $1.21 diluted earnings per share. Included in the results for the three months ended March 31, 2008, were revenues of $55.1 million and income from operations of $64.6 million attributable to the operations of SPN Resources and the gain associated with the sale of 75% of our interest in that entity in March 2008. Revenue for the three months ended March 31, 2009 was higher in the well intervention segment primarily due to work related to a large-scale decommissioning project, which we expect to complete in the first half of 2010. Revenue decreased slightly in the rental tools segment due to decreased rentals of accommodations and stabilization equipment. During the three months ended March 31, 2009, revenue in our marine segment remained unchanged. No activity was recorded in our oil and gas segment for the three months ended March 31, 2009 as we sold 75% of our interest in SPN Resources on March 14, 2008.
The following table compares our operating results for the three months ended March 31, 2009 and 2008 (in thousands). Cost of services, rentals and sales excludes depreciation, depletion, amortization and accretion for each of our business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by our other segments.

	Revenue			Cost of Services, Rentals and Sales
	2009	2008	Change	2009	%	2008	%	Change

Well Intervention	$288,057	$234,115	$53,942	$165,489	57%	$132,399	57%	$33,090
Rental Tools	125,944	130,327	(4,383)	42,036	33%	44,100	34%	(2,064)
Marine	23,108	23,089	19	14,940	65%	15,845	69%	(905)
Oil and Gas	—	55,072	(55,072)	—	—	12,986	24%	(12,986)
Less: Oil and Gas Elim.	—	(1,212)	1,212	—	—	(1,212)	—	1,212

Total	$437,109	$441,391	$(4,282)	$222,465	51%	$204,118	46%	$18,347

The following provides a discussion of our results on a segment basis:
Well Intervention Segment
Revenue for our well intervention segment was $288.1 million for the three months ended March 31, 2009, as compared to $234.1 million for the same period in 2008, representing a 23% increase in revenue. Cost of services remained relatively constant at 57% of segment revenue for the three months ended March 31, 2009 and 2008. Our increase in revenue and profitability is primarily attributable to an increase in engineering and project management services associated with a large-scale decommissioning project, which we expect to complete in the first half of 2010. The revenue increase is also attributable to work that began in January 2009 on a two-year contract to perform inspection, repair and maintenance work for a major international exploration and production company off the coast of Angola. These increases were partially offset by decreases in the land market related to coiled tubing and cased-hole wireline, snubbing and well control services. Accordingly, our largest geographic revenue growth in this segment came from the Gulf of Mexico, which increased 83% to approximately $191.2 million for the quarter ended March 31, 2009 over the same period of 2008.
Rental Tools Segment
Revenue for our rental tools segment for the three months ended March 31, 2009 was $125.9 million, a 3% decrease over the same period in 2008. Cost of rentals and sales percentage decreased slightly to 33% of segment revenue for the three months ended March 31, 2009 from 34% for the same period of 2008. The decrease in rental revenue is primarily related to a decrease in the rentals of our on-site accommodation units, specifically in the domestic land market. Rental revenue generated from the Gulf of Mexico and our international markets increased by 6% and 4%, respectively, for the quarter ended March 31, 2009 over the same period in of 2008.
Marine Segment
Our marine segment revenue for the three months ended March 31, 2009 remained constant at $23.1 million as compared to the same period in 2008. Our cost of services percentage decreased to 65% of segment revenue for the three months ended March 31, 2009 from 69% for the same period in 2008 primarily due to decreased liftboat maintenance costs and direct expenses. The fleet’s average utilization slightly decreased to approximately 48% for the first quarter of 2009 from 49% in the same period in 2008. The utilization decrease was offset by an increase in the fleet’s average dayrate, which increased 6% to approximately $17,000 in the first quarter of 2009 from $16,000 in the first quarter of 2008.
Oil and Gas Segment
On March 14, 2008, we sold 75% of our interest in SPN Resources for approximately $167.2 million. SPN Resources represented substantially all of our operating oil and gas segment. Subsequent to March 14, 2008, we have accounted for our remaining interest in SPN Resources using the equity-method.
Depreciation and Amortization
Depreciation and amortization increased to $49.9 million in the three months ended March 31, 2009 from $41.9 million in the same period in 2008. Depreciation and amortization expense related to our well intervention and rental segments for the three months ended March 31, 2009 increased approximately $10.4 million, or 28%, from the same period in 2008. The increase in depreciation and amortization expense for these segments is primarily attributable to our 2009 and 2008 capital expenditures. Depreciation expense related to the marine segment for the three months ended March 31, 2009 increased approximately $0.4 million, or 18%, from the same period in 2008. The increase in depreciation expense for the marine segment is primarily attributable to the delivery of one new vessel partially offset by the decrease in utilization. These increases were offset by the $2.8 million decrease in the oil and gas segment as we sold 75% of our interest in SPN Resources in March 2008.
General and Administrative Expenses
General and administrative expenses decreased to $65.0 million for the three months ended March 31, 2009 from $69.6 million for the same period in 2008 primarily due to the sale of 75% of our interest in SPN Resources in March 2008. General and administrative expenses decreased slightly to 15% of revenue for the three months ended March 31, 2009, as compared to 16% of revenue for the same period in 2008.

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
In the three months ended March 31, 2009, we generated net cash from operating activities of $16.3 million as compared to $124.3 million in the same period of 2008. This decrease is primarily attributable to the increase in costs and estimated earnings in excess of billings related to the large-scale decommissioning contract in the Gulf of Mexico, which is currently scheduled to end in the first half of 2010. Included in other current assets is approximately $238.7 million at March 31, 2009 and $164.3 million at December 31, 2008 of costs and estimated earnings in excess of billings related to this project. Billings and subsequent receipts are based on the completion of milestones. We are working on several aspects of this project at the same time, so we continue to incur cost and recognize revenue in advance of completing milestones. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under our revolving credit facility. We had cash and cash equivalents of $110.4 million at March 31, 2009 compared to $44.9 million at December 31, 2008.
We made $82.3 million of capital expenditures during the three months ended March 31, 2009. Approximately $42.5 million was used to expand and maintain our rental tool equipment inventory, approximately $12.2 million was spent on our marine segment and approximately $24.9 million was used to expand and maintain the asset base of our well intervention segment.
In April 2008, we contracted to purchase a 50% interest in four 265-foot class liftboats. The first two vessels have been delivered. At March 31, 2009, construction on the two remaining vessels has been suspended. We are currently negotiating arrangements to complete construction on these remaining vessels. In January 2009, the party owning the other 50% interest in the four liftboats notified us of its intention to exercise an option to require us to purchase its undivided 50% interest in the liftboats. The other party subsequently rescinded its option exercise and we are currently discussing potential scenarios regarding the joint ownership and operation of the four liftboats.
We have a $250 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At March 31, 2009, we had $133.4 million outstanding under the bank credit facility. We also had approximately $11.3 million of letters of credit outstanding, which reduces our borrowing capacity under this credit facility. The increase in the amount outstanding on the revolving credit facility is primarily due to increased working capital needs for our large-scale decommissioning project and tax payments. As of April 30, 2009, we had $69.3 million outstanding under the bank credit facility. Borrowings under the credit facility bear interest at a LIBOR rate plus margins that depend on our leverage ratio. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness.
We have $15.0 million outstanding at March 31, 2009 in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on every June 3rd and December 3rd through the maturity date of June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements.
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
The Company’s current long-term issuer credit rating is BB+ by Standard and Poor’s and Ba3 by Moody’s. Our credit rating may be impacted by the rating agencies’ view of the cyclical nature of our industry sector.
Under certain circumstances, holders may exchange the notes for shares of our common stock. The initial exchange rate is 21.9414 shares of common stock per $1,000 principal amount of notes. This is equal to an initial exchange price of $45.58 per share. The exchange price represents a 35% premium over the closing share price at the date of issuance. The notes may be exchanged under the following circumstances:
•	during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of our common stock is greater than or equal to 135% of the applicable exchange price of the notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;

•	prior to December 15, 2011, during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of notes for each trading day in the measurement period was less than 95% of the product of the last reported sale price of our common stock and the exchange rate on such trading day;

•	if the notes have been called for redemption;

•	upon the occurrence of specified corporate transactions; or

•	at any time beginning on September 15, 2026, and ending at the close of business on the second business day immediately preceding the maturity date of December 15, 2026.
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

The following table summarizes our contractual cash obligations and commercial commitments at March 31, 2009 (amounts in thousands) for our long-term debt (including estimated interest payments), operating leases, contractual obligations and other long-term liabilities. We do not have any other material obligations or commitments.

	Remaining
	Nine
	Months
Description	2009	2010	2011	2012	2013	2014	Thereafter

Long-term debt, including estimated interest payments	$31,640	$32,671	$163,351	$27,231	$27,179	$316,814	$474,354
Operating leases	12,163	12,790	7,095	4,329	2,657	2,128	9,405
Other long-term liabilities	—	10,553	7,071	5,654	2,863	235	10,592

Total	$43,803	$56,014	$177,517	$37,214	$32,699	$319,177	$494,351

We currently believe that we will spend approximately $185 to $195 million on capital expenditures, excluding acquisitions, during the remaining nine months of 2009. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
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
Off-Balance Sheet Financing Arrangements
We have no off-balance sheet financing arrangements other than the potential additional consideration that may be payable as a result of the future operating performances of our acquisitions. At March 31, 2009, the maximum additional consideration payable for these acquisitions was approximately $26.6 million. These amounts are not classified as liabilities under current generally accepted accounting principles and are not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.
Hedging Activities
During 2008, we entered into forward foreign exchange contracts to mitigate the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. During the quarter ended March 31, 2009, we held outstanding foreign currency forward contracts in order to hedge exposure to currency fluctuations between the British Pound Sterling and the Euro. These contracts were not accounted for as hedges and were marked to fair market value each period. As of March 31, 2009, we had no outstanding foreign currency forward contracts.
New Accounting Pronouncements
On January 1, 2009, we adopted the Financial Accounting Standards Board’s Staff Position APB No. 14-1 (FSP APB No. 14-1), “Accounting for Convertible Debt Instruments That May Be Settled Upon Conversion (Including Partial Cash Settlement).” FSP APB No. 14-1 requires the proceeds from the issuance of exchangeable debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense (see note 2 of financial statements).

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 141 (R) (FAS No. 141 (R)), “Business Combinations (as amended).” FAS No. 141(R) requires an acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date fair value. Additionally, contingent consideration and contractual contingencies shall be measured at acquisition date fair value. FAS No. 141(R) also requires an acquirer to disclose all of the information users may need to evaluate and understand the nature and financial effect of the business combination. FAS No. 141(R) applies prospectively to business combinations after January 1, 2009. The adoption of FAS No. 141 (R) did not have an impact on our results of operations and financial position.
On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160 (FAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Additionally, this statement requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest. The adoption of FAS No. 160 did not have an impact on our results of operations and financial position.
On January 1, 2009, we adopted the EITF Issue No. 08-06, “Equity-Method Investment Considerations,” which clarifies the accounting for certain transactions involving equity-method investments. The adoption of EITF Issue No. 08-06 did not have an impact on our results of operations and financial position.
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
When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. As of March 31, 2009, we had no outstanding foreign currency forward contracts.
Interest Rate Risk
At March 31, 2009, $133.4 million of our long-term debt outstanding had variable interest rates. Based on debt outstanding at March 31, 2009, a 10% increase in the variable interest rate would increase our interest expense for the three months ended March 31, 2009 by approximately $108,000, while a 10% decrease would decrease our interest expense by approximately $108,000.
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
Commodity Price Risk
Our revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.
Item 4. Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our common stock repurchased and retired during each month for the three months ended March 31, 2009:

				Approximate
			Total Number of	Dollar Value of
			Shares	Shares that May
	Total Number of		Purchased as	Yet be
	Shares		Part of Publicly	Purchased
	Purchased	Average Price	Announced Plan	Under the Plan
Period	(1)	Paid per Share	(2)	(2)
January 1 - 31, 2009	13,402	$15.93	—	$212,400,000
February 1 - 28, 2009	3,838	$12.30	—	$212,400,000
March 1 - 31, 2009	80	$15.21	—	$212,400,000

January 1, 2009 through March 31, 2009	17,320	$15.12	—	$212,400,000

(1)	Through our stock incentive plans, 17,320 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock.

(2)	In September 2007, our Board of Directors approved a $350 million share repurchase program that expires on December 31, 2009. Under this program, we can repurchase shares through open market transactions at prices deemed appropriate by management. No shares were purchased under this program during the three months ended March 31, 2009.
Item 6. Exhibits
     (a) The following exhibits are filed with this Form 10-Q:
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996).

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 12, 2007).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: May 4, 2009	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)