Form 10-Q
period 2009-06-30
SUPERIOR ENERGY SERVICES INC
filed 2009-08-07
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on July 31, 2009 was 78,185,959.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(in thousands, except share data)

	6/30/2009	12/31/2008 *
ASSETS

Current assets:
Cash and cash equivalents	$36,590	$44,853
Accounts receivable, net	332,128	360,357
Income taxes receivable	7,277	—
Prepaid expenses	30,384	18,041
Other current assets	335,692	223,598

Total current assets	742,071	646,849

Property, plant and equipment, net	1,217,178	1,114,941
Goodwill	482,216	477,860
Equity-method investments	59,692	122,308
Intangible and other long-term assets, net	37,198	128,187

Total assets	$2,538,355	$2,490,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$80,609	$87,207
Accrued expenses	162,466	152,536
Income taxes payable	—	20,861
Deferred income taxes	67,742	36,830
Current maturities of long-term debt	810	810

Total current liabilities	311,627	298,244

Deferred income taxes	200,116	246,824
Long-term debt, net	718,005	654,199
Other long-term liabilities	40,915	36,605

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 78,174,250 shares at June 30, 2009, and 78,028,072 shares at December 31, 2008	78	78
Additional paid in capital	382,572	375,436
Accumulated other comprehensive loss, net	(14,246)	(32,641)
Retained earnings	899,288	911,400

Total stockholders’ equity	1,267,692	1,254,273

Total liabilities and stockholders’ equity	$2,538,355	$2,490,145

See accompanying notes to consolidated financial statements.

*	As adjusted for FSP No. APB 14-1 (See note 2).

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2009 and 2008
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	2009	2008 *	2009	2008 *
Oilfield service and rental revenues	$361,161	$457,655	$798,270	$843,974
Oil and gas revenues	—	—	—	55,072

Total revenues	361,161	457,655	798,270	899,046

Cost of oilfield services and rentals	197,268	222,097	419,733	413,229
Cost of oil and gas sales	—	—	—	12,986

Total cost of services, rentals and sales (exclusive of items shown separately below)	197,268	222,097	419,733	426,215

Depreciation, depletion, amortization and accretion	50,978	41,954	100,846	83,833
General and administrative expenses	60,283	66,426	125,269	136,032
Reduction in value of intangible assets	92,683	—	92,683	—
Gain on sale of businesses	—	3,058	—	40,946

Income (loss) from operations	(40,051)	130,236	59,739	293,912

Other income (expense):
Interest expense, net	(11,720)	(11,023)	(25,008)	(23,206)
Losses from equity-method investments, net	(19,426)	(7,765)	(17,170)	(3,808)
Reduction in value of equity-method investment	(36,486)	—	(36,486)	—

Income (loss) before income taxes	(107,683)	111,448	(18,925)	266,898

Income taxes	(38,766)	40,081	(6,813)	96,002

Net income (loss)	$(68,917)	$71,367	$(12,112)	$170,896

Basic earnings (loss) per share	$(0.88)	$0.88	$(0.16)	$2.12

Diluted earnings (loss) per share	$(0.88)	$0.86	$(0.16)	$2.08

Weighted average common shares used in computing earnings per share:
Basic	78,153	80,749	78,093	80,762
Incremental common shares from stock-based compensation	—	1,409	—	1,372
Incremental common shares from senior exchangeable notes	—	784	—	—

Diluted	78,153	82,942	78,093	82,134

See accompanying notes to consolidated financial statements.

*	As adjusted for FSP No. APB 14-1 (See note 2).

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(in thousands)
(unaudited)

	2009	2008 *
Cash flows from operating activities:
Net income (loss)	$(12,112)	$170,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	100,846	83,833
Deferred income taxes	(14,368)	1,504
Reduction in value of intangible assets	92,683	—
Reduction in value of equity-method investment	36,486	—
Non-cash interest expense related to 1.5% senior exchangeable notes	8,952	8,366
Tax benefit from exercise of stock options	(45)	(2,885)
Stock-based and performance share unit compensation expense, net	2,358	6,346
Retirement and deferred compensation plans expense, net	1,311	1,139
Losses from equity-method investments, net of cash received	20,551	3,808
Amortization of debt acquisition costs and note discount	1,756	1,600
Gain on sale of businesses	—	(40,946)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	30,790	(102,165)
Other current assets	(112,121)	(6,907)
Accounts payable	(16,196)	925
Accrued expenses	(27,260)	(22,010)
Decommissioning liabilities	—	(6,160)
Income taxes	(28,424)	28,698
Other, net	4,187	5,560

Net cash provided by operating activities	89,394	131,602

Cash flows from investing activities:
Payments for capital expenditures	(149,289)	(208,976)
Acquisitions of businesses, net of cash acquired	—	(4,487)
Cash proceeds from sale of businesses, net of cash sold	—	155,312
Other	(3,669)	(3,343)

Net cash used in investing activities	(152,958)	(61,494)

Cash flows from financing activities:
Net borrowings from revolving credit facility	55,000	—
Principal payments on long-term debt	(405)	(405)
Payment of debt acquisition costs	(2,308)	—
Proceeds from exercise of stock options	106	2,425
Tax benefit from exercise of stock options	45	2,885
Proceeds from issuance of stock through employee benefit plans	1,175	838
Purchase and retirement of stock	—	(8,793)

Net cash provided by (used in) financing activities	53,613	(3,050)

Effect of exchange rate changes on cash	1,688	425

Net increase (decrease) in cash and cash equivalents	(8,263)	67,483

Cash and cash equivalents at beginning of period	44,853	51,649

Cash and cash equivalents at end of period	$36,590	$119,132

See accompanying notes to consolidated financial statements.

*	As adjusted for FSP No. APB 14-1 (See note 2).

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Six Months Ended June 30, 2009 and 2008
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
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and six months ended June 30, 2009 and 2008 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2009 presentation.
In May 2009, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 165 (FAS No. 165), “Subsequent Events,” which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In accordance with FAS No. 165, the Company has evaluated subsequent events through August 5, 2009.
(2) Adoption of Recent Accounting Pronouncement and Debt
Effective January 1, 2009, the Company has retrospectively adopted the Financial Accounting Standards Board’s Staff Position No. APB 14-1 (FSP No. APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 requires the proceeds from the issuance of our 1.50% senior exchangeable notes (described below) to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the exchangeable debt is expected to be outstanding as additional non-cash interest expense. The Company used an effective interest rate of 6.89% and will amortize this initial debt discount through December 12, 2011. The carrying amount of the equity component was $55.1 million. The principal amount of the liability component, its unamortized discount and its net carrying value for the periods ended December 31, 2008 and June 30, 2009 are as follows (in thousands):

			Net
Period	Principal	Unamortized	Carrying
Ended	Amount	Discount	Value
December 31, 2008	$400,000	$56,631	$343,369
June 30, 2009	$400,000	$47,679	$352,321

The provisions of FSP No. APB 14-1 are effective for fiscal years beginning after December 15, 2008 and require retrospective application. The Company’s comparative balance sheet as of December 31, 2008 has been adjusted as follows (in thousands):

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
The condensed consolidated income statements were retrospectively modified compared to previously reported amounts as follows (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008
Additional pre-tax non-cash interest expense, net	$(4,067)	$(8,134)
Additional deferred tax benefit	1,505	3,010

Retrospective change in net income	$(2,562)	$(5,124)

Change to basic and diluted earnings per share	$(0.03)	$(0.06)

The non-cash increase to interest expense, exclusive of amounts to be capitalized, will be approximately $17.9 million, $19.2 million and $20.5 million for the years ended December 31, 2009, 2010 and 2011, respectively.
In May 2009, the Company amended its revolving credit facility to increase its borrowing capacity to $325 million from $250 million. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. Costs associated with amending the revolving credit facility were approximately $2.3 million. These costs were capitalized and are being amortized over the remaining term of the credit facility. At June 30, 2009, the Company had $55.0 million outstanding under the revolving credit facility. The Company also had approximately $11.3 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this credit facility. Amounts borrowed under the credit facility bear interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At June 30, 2009, the Company was in compliance with all such covenants.
At June 30, 2009, the Company had outstanding $14.6 million in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration, for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000, on June 3rd and December 3rd of each year through the maturity date of June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. At June 30, 2009, the Company was in compliance with all such covenants.

The Company also has outstanding $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on June 1st and December 1st of each year through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At June 30, 2009, the Company was in compliance with all such covenants.
The Company has outstanding $400 million of 1.50% unsecured senior exchangeable notes due 2026. Effective January 1, 2009, the Company retrospectively adopted FSP No. APB 14-1 as it pertains to these exchangeable notes (see note 2). The exchangeable notes bear interest at a rate of 1.50% per annum and decrease to 1.25% per annum on December 15, 2011. Interest on the exchangeable notes is payable semi-annually on December 15th and June 15th of each year through the maturity date of December 15, 2026. The exchangeable notes do not contain any restrictive financial covenants.
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
In connection with the exchangeable note transaction, the Company simultaneously entered into agreements with affiliates of the initial purchasers to purchase call options and sell warrants on its common stock. The Company may exercise the call options it purchased at any time to acquire approximately 8.8 million shares of its common stock at a strike price of $45.58 per share. The owners of the warrants may exercise the warrants to purchase from the Company approximately 8.8 million shares of the Company’s common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may be settled in cash, in common stock or in a combination of cash and common stock, at the Company’s option. Lehman Brothers OTC Derivatives, Inc. (LBOTC) is the counterparty to 50% of the Company’s call option and warrant transactions. In October 2008, LBOTC filed for bankruptcy protection, which is an event of default under the contracts relating to the call option and warrant transactions. The Company has not terminated these contracts and continues to carefully monitor the developments affecting LBOTC. Although the Company may not retain the benefit of the call option due to LBOTC’s bankruptcy, the Company does not expect that there will be a material impact, if any, on the financial statements or results of operations. The call option and warrant transactions described above do not affect the terms of the outstanding exchangeable notes.
(3) Reduction in Value of Intangible Assets
In accordance with Statement of Financial Accounting Standards No. 144 (FAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance. Estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance. The Company’s assets are grouped by subsidiary or division for the impairment testing, except for liftboats, which are grouped together by leg length. These groupings represent the lowest level of identifiable cash flows. If the assets’ future estimated cash flows are less than the carrying amount of those items, impairment losses are recorded by the amount by which the carrying amount of such assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. The net carrying value of assets not fully recoverable is reduced to fair value. The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market transactions and is subject to variability. The oil and gas industry is cyclical and these estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying values of these assets and, in periods of prolonged down cycles, may result in impairment charges. During the second quarter of 2009, due to continued decline in demand for services in the domestic land markets, the Company identified impairments of certain amortizable intangible assets of approximately $92.7 million.
In accordance with Statement of Financial Accounting Standards No. 142 (FAS No. 142), “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives will not be amortized, but instead tested annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. To estimate the fair value of the reporting units (which is consistent with the reported business segments), the Company used a weighting of the discounted cash flow method and the public company guideline method of determining fair value of each reporting unit. The Company weighted the discounted cash flow method 80% and the public guideline method 20%, due to differences between the Company’s reporting units and the peer companies’ size, profitability and diversity of operations. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization was performed for each unit on a stand-alone basis. A control premium, derived from market transaction data, was used in this reconciliation to ensure that fair values were reasonably stated in conjunction with the Company’s capitalization. These fair value estimates are then compared to the carrying value of the reporting units. If the fair value of the reporting unit exceeds the carrying amount, no impairment loss is recognized. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. During the second quarter of 2009, no impairment was indicated by this test.
(4) Acquisitions and Dispositions
On March 14, 2008, the Company completed the sale of 75% of its interest in SPN Resources, LLC (SPN Resources). As part of this transaction, SPN Resources contributed an undivided 25% of its working interest in each of its oil and gas properties to a newly formed subsidiary and then sold all of its equity interest in the subsidiary. SPN Resources then effectively sold 66 2/3% of its outstanding membership interests. These two transactions generated cash proceeds of approximately $167.2 million and resulted in a pre-tax gain of approximately $37.1 million during the six months ended June 30, 2008. SPN Resources’ operations constituted substantially all of the Company’s oil and gas segment. Subsequent to March 14, 2008, the Company accounts for its remaining 33 1/3% interest in SPN Resources using the equity-method. The results of SPN Resources’ operations through March 14, 2008 were consolidated.
Additionally, the Company retained preferential rights on certain service work, entered into a turnkey contract to perform well abandonment and decommissioning work and guaranteed SPN Resources’ performance of its decommissioning liabilities (see notes 5 and 12).
The Company made business acquisitions, which were not material on an individual or cumulative basis, for cash consideration of $7.0 million in the year ended December 31, 2008.
In connection with the 2007 sale of a non-core rental tool business, the Company received cash of approximately $6.0 million, which resulted in an additional pre-tax gain on the sale of the business of approximately $3.3 million in the six months ended June 30, 2008.
The Company also sold the assets of its field management division in 2007. In conjunction with the sale of this division, the Company received cash of $0.5 million during the six months ended June 30, 2008, which resulted in an additional pre-tax gain on the sale of the business.

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141(R) (FAS No. 141 (R)), “Business Combinations (as amended).” FAS No. 141(R) requires an acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date fair value. Additionally, contingent consideration and contractual contingencies shall be measured at acquisition date fair value. FAS No. 141(R) applies prospectively to business combinations after January 1, 2009. Several of the Company’s prior business acquisitions require future payments if specific conditions are met. As of June 30, 2009, the maximum additional contingent consideration payable was approximately $27.4 million and will be determined and payable through 2012. Since these acquisitions occurred before the adoption of FAS No. 141(R), these amounts are not classified as liabilities and are not reflected in the Company’s financial statements until the amounts are fixed and determinable.
(5) Long-Term Contracts
In December 2007, the Company’s wholly-owned subsidiary, Wild Well Control, Inc. (Wild Well), entered into contractual arrangements pursuant to which it is decommissioning seven downed oil and gas platforms and related well facilities located offshore in the Gulf of Mexico for a fixed sum of $750 million, which is payable in installments upon the completion of specified portions of work. The contract contains certain covenants primarily related to Wild Well’s performance of the work. The work is currently scheduled to be substantially complete, barring unusual weather or unforeseen technical challenges, in the first half of 2010. The revenue related to the contract for decommissioning these downed platforms and well facilities is recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs. Included in other current assets is approximately $280.5 million at June 30, 2009 and $164.3 million at December 31, 2008 of costs and estimated earnings in excess of billings related to this contract.
In connection with the sale of 75% of its interest in SPN Resources, the Company retained preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources. This contract covers only routine end of life well abandonment, pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a remaining fixed price of approximately $145.0 million as of June 30, 2009. The turnkey contract will consist of numerous, separate billable jobs estimated to be performed through 2022. Each job is short-term in duration and will be individually recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs.
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
On March 14, 2008, the Company sold 75% of its original interest in SPN Resources (see note 4). The Company’s equity-method investment balance in SPN Resources was approximately $59.0 million at June 30, 2009 and $65.2 million at December 31, 2008. The Company recorded losses from its equity-method investment in SPN Resources of approximately $3.2 million for the six months ended June 30, 2009 and $6.6 million from the date of sale through June 30, 2008. The Company, where possible and at competitive rates, provides its products and services to assist SPN Resources in producing and developing its oil and gas properties. The Company had a receivable from this equity-method investment of approximately $2.6 million at June 30, 2009 and $2.4 million at December 31, 2008. The Company also recorded revenue from this equity-method investment of approximately $5.7 million for the six months ended June 30, 2009 and $6.2 million from the date of sale through June 30, 2008. The Company also reduces its revenue and its investment in SPN Resources for its respective ownership interest when products and services are provided to and capitalized by SPN Resources. As these capitalized costs are depleted by SPN Resources, the Company then increases its revenue and investment in SPN Resources. As such, the Company recorded a net increase in revenue and its investment in SPN Resources of approximately $0.3 for the six months ended June 30, 2009. The Company recorded a net decrease in revenue and its investment in SPN Resources of approximately $0.3 million from the date of sale through June 30, 2008.

The Company owns a 40% interest in Beryl Oil and Gas L.P. (BOG). The Company’s total cash contribution for its equity-method investment in BOG was approximately $57.8 million. In April 2009, BOG defaulted under its loan agreements due primarily to the impact of pipeline curtailments from Hurricanes Gustav and Ike in 2008 and the decline of natural gas and oil prices. BOG has engaged third party consultants to advise and assist with various alternatives including, but not limited to, restructuring indebtedness and the sale of all or substantially all of its assets. As a result of continued negative BOG operating results, lack of viable interested buyers and unsuccessful attempts to renegotiate the terms and conditions of its loan agreements with lenders on terms that preserve the Company’s investment, the Company wrote off the remaining carrying value of its investment in BOG. The Company’s equity-method investment balance in BOG was approximately $56.4 million at December 31, 2008. During the six months ended June 30, 2009, the Company recorded $14.0 million of losses, $6.1 million of accumulated other comprehensive loss (through its equity account) related to hedging activities, a $0.2 million increase to its investment in BOG for services provided by the Company that were capitalized by BOG and a $36.5 million charge to write off its remaining balance in BOG. During the six months ended June 30, 2008, the Company recorded $2.8 million of earnings and a $0.1 million increase to its investment in BOG for services provided by the Company that were capitalized by BOG. The Company had a receivable from this equity-method investment of approximately $0.7 million at June 30, 2009 and $1.0 million at December 31, 2008. The Company also recorded revenue of approximately $3.0 million and $0.6 million from BOG for the six months ended June 30, 2009 and 2008, respectively.
Also included in equity-method investments at June 30, 2009 and December 31, 2008 is an approximate $0.7 million investment for a 50% ownership in a company that owns an airplane. The Company recorded approximately $0.1 million in expense to lease the airplane (exclusive of operating costs) from this company for the six months ended June 30, 2009 and 2008. Earnings for this equity-method investment are not material.
Combined summarized financial information for all investments that are accounted for using the equity-method of accounting is as follows:

	June 30,	December 31,
	2009	2008
Current Assets	$170,344	$245,416
Noncurrent assets	609,556	645,324

Total assets	$779,900	$890,740

Current liabilities	$360,973	$407,718
Noncurrent liabilities	126,931	124,139

Total liabilities	$487,904	$531,857

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$62,885	$116,997	$124,019	$190,580
Cost of sales	32,741	30,939	56,523	47,430

Gross profit	$30,144	$86,058	$67,496	$143,150

Income (loss) from continuing operations	$(9,732)	$48,337	$(9,540)	$73,657

Net loss	$(50,441)	$(18,760)	$(49,025)	$(5,581)

(7) Fair Value Measurements
In January 2008, the Company adopted Financial Accounting Standards No. 157 (FAS No. 157), “Fair Value Measurements,” for its financial assets and liabilities. The adoption of FAS No. 157 did not have a material impact on its fair value measurements.
FAS No. 157 establishes a fair value framework requiring the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Unadjusted quoted prices in active markets for identical assets and liabilities.

Level 2:	Observable inputs other than those included in Level 1 such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical assets or liabilities in inactive markets or model-derived valuations or other inputs that can be corroborated by observable market data.

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.
The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30,
	2009	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$11,434	$4,459	$6,975

Non-qualified deferred compensation liabilities	$13,738		$13,738

	December 31,
	2008	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$7,212		$7,212

Non-qualified deferred compensation liabilities	$8,254		$8,254
The Company’s non-qualified deferred compensation plan allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more investment funds (see note 8). The Company entered into a separate trust agreement, subject to general creditors, to segregate the assets of the plan and reports the accounts of the trust in its condensed consolidated financial statements. These investments are reported at fair value based on observable inputs for similar assets and liabilities, which represents Level 2 in the FAS No. 157 fair value hierarchy. The realized and unrealized holding gains and losses related to non-qualified deferred compensation assets are recorded in interest expense, net. The realized and unrealized holding gains and losses related to non-qualified deferred compensation liabilities are recorded in general and administrative expenses.
Effective January 1, 2009, the Company adopted FAS No. 157 for its non-financial assets and non-financial liabilities that are remeasured at fair value on a non-recurring basis. In accordance with FAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the second quarter of 2009, due to continued decline in demand for services in the domestic land markets, the Company identified impairments of certain amortizable intangible assets of approximately $92.7 million (see note 3). Additionally, the Company recorded a $36.5 million reduction in the value of its equity-method investment in BOG. In April 2009, BOG defaulted under its loan agreements due primarily to the impact of pipeline curtailments from Hurricanes Gustav and Ike in 2008 and the decline of natural gas and oil prices. As a result of continued negative BOG operating results, lack of viable interested buyers and unsuccessful attempts to renegotiate the terms and conditions of it loan agreements with lenders on terms that would preserve the Company’s investment, the Company wrote off the remaining carrying value of its investment in BOG (see note 6).

The following table reflects the fair value measurements used in testing the impairment of intangible assets and equity-method investments during the six months ended June 30, 2009 (in thousands):

		Fair Value Measurements Using
	June 30,				Total
	2009	Level 1	Level 2	Level 3	Losses
Intangible and other long-term assets, net	$-0-			$-0-	$(92,683)

Equity-method investments	$-0-			$-0-	$(36,486)
If, among other factors, (1) the adverse impacts of economic or competitive factors are worse than anticipated, (2) the fair value of the reporting units decline, or (3) the Company’s market capitalization falls below its equity value, the Company could conclude in future periods that additional impairment losses are required in order to reduce the carrying value of its goodwill and/or long-lived assets. Depending on the severity of the changes in the key factors underlying the valuation of the Company’s reporting units, such losses could be significant.
The fair value of the Company’s financial instruments of cash equivalents, accounts receivable, equity-method investments and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company’s long-term debt is approximately $673.8 million and $515.5 million at June 30, 2009 and December 31, 2008, respectively. The fair value of these debt instruments is determined by reference to the market value of the instrument as quoted in an over-the-counter market.
(8) Stock-Based and Deferred Compensation
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
Stock Options
The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the six months ended June 30, 2009 and 2008 was approximately $1.2 million and $1.5 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock
The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. The Company’s compensation expense related to shares of outstanding restricted stock for the six months ended June 30, 2009 and 2008 was approximately $2.9 million for each of the respective periods, which is reflected in general and administrative expenses.
Restricted Stock Units
The Company has issued restricted stock units (RSUs) to its non-employee directors under its stock incentive plans. Annually, each non-employee director is issued a number of RSUs having an aggregate dollar value determined by the Company’s Board of Directors. An RSU represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to RSUs for the six months ended June 30, 2009 and 2008 was approximately $0.4 million for each of the respective periods, which is reflected in general and administrative expenses.

Performance Share Units
The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three year performance period associated with each PSU grant date. The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.” The PSUs provide for settlement in cash or up to 50% in equivalent value in the Company’s common stock, if the participant has met specified continued service requirements. The Company’s compensation expense related to all outstanding PSUs for the six months ended June 30, 2009 and 2008 was approximately $2.4 million and $4.3 million, respectively, which is reflected in general and administrative expenses. The Company has recorded a current liability of approximately $4.3 million and $5.6 million at June 30, 2009 and December 31, 2008, respectively, for outstanding PSUs, which is reflected in accrued expenses. Additionally, the Company has recorded a long-term liability of approximately $5.1 million and $6.9 million at June 30, 2009 and December 31, 2008, respectively, for outstanding PSUs, which is reflected in other long-term liabilities. During the six month period ended June 30, 2009, the Company paid approximately $4.7 million in cash and issued approximately 71,400 shares of its common stock to its employees to settle PSUs for the performance period ended December 31, 2008. During the six month period ended June 30, 2008, the Company paid approximately $2.9 million in cash and issued approximately 74,400 shares of its common stock to its employees to settle PSUs for the performance period ended December 31, 2007.
Employee Stock Purchase Plan
The Company has employee stock purchase plans under which an aggregate of 1,250,000 shares of common stock were reserved for issuance. Under these stock purchase plans, eligible employees can purchase shares of the Company’s common stock at a discount. The Company received $1.2 million and $0.8 million related to shares issued under these plans for the six month period ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded compensation expense of approximately $212,000 and $148,000, respectively, which is reflected in general and administrative expenses. Additionally, the Company issued approximately 87,500 and 22,500 shares for the six month period ended June 30, 2009 and 2008, respectively, related to these stock purchase plans.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan which allows certain highly compensated employees the option to defer up to 75% of their base salary, up to 100% of their bonus, and up to 100% of the cash portion of their performance share unit compensation to the plan. Payments are made to participants based on their annual enrollment elections and plan balance. Participants earn a return on their deferred compensation that is based on hypothetical investments in certain mutual funds. Changes in market value of these hypothetical participant investments are reflected as an adjustment to the deferred compensation liability of the Company with an offset to compensation expense.
(9) Earnings per Share
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
Stock options and unvested restricted stock of approximately 670,000 and 532,000 were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2009, respectively, as the effect would have been anti-dilutive due to the net loss for the three and six months ended June 30, 2009.
In connection with the Company’s outstanding 1.50% senior exchangeable notes, there could be a dilutive effect on earnings per share if the average price of the Company’s stock exceeds the initial exchange price of $45.58 per share for the reporting period. In the event the Company’s common stock exceeds the initial exchange price of $45.58 per share, for the first $1.00 the price exceeds $45.58, the dilutive effect can be as much as 188,400 shares. The senior exchangeable notes did not have a dilutive effect for the six months ended June 30, 2009 and 2008. The average stock price for the quarter ended June 30, 2008 was $50.05, resulting in an additional 784,000 shares included in the diluted share count for the three months ended June 30, 2008.
(10) Stockholders’ Equity
On January 1, 2009, the Company retrospectively adopted the FSP No. APB 14-1. FSP No. APB 14-1 requires the proceeds from the issuance of exchangeable debt instruments to be allocated between a liability component (issued at a discount) and an equity component. As a result of the retrospective adoption of FSP No. APB 14-1, the stockholders’ equity previously stated as of December 31, 2008 increased by approximately $34.7 million (see note 2).
In September 2007, the Company’s Board of Directors authorized a $350 million share repurchase program that expires on December 31, 2009. Under this program, the Company can purchase shares through open market transactions at prices deemed appropriate by management. The Company did not purchase any shares of its common stock during the six months ended June 30, 2009 pursuant to its share repurchase program. During the six months ended June 30, 2008, the Company purchased 250,000 shares of its common stock for an aggregate amount of $8.8 million under this program.
(11) Segment Information
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

Summarized financial information concerning the Company’s segments for the three and six months ended June 30, 2009 and 2008 is shown in the following tables (in thousands):
Three Months Ended June 30, 2009

	Well	Rental			Consolidated
	Intervention	Tools	Marine	Unallocated	Total

Revenues	$231,121	$102,533	$27,507	$—	$361,161
Cost of services, rentals and sales (exclusive of items shown separately below)	147,514	33,302	16,452	—	197,268
Depreciation and amortization	21,608	26,276	3,094	—	50,978
General and administrative expenses	34,410	22,832	3,041	—	60,283
Reduction in value of intangible assets	92,683	—	—	—	92,683
Income (loss) from operations	(65,094)	20,123	4,920	—	(40,051)
Interest expense, net	—	—	—	(11,720)	(11,720)
Loss from equity-method investments, net	—	—	—	(19,426)	(19,426)
Reduction in value of equity-method investments	—	—	—	(36,486)	(36,486)

Income (loss) before income taxes	$(65,094)	$20,123	$4,920	$(67,632)	$(107,683)

Three Months Ended June 30, 2008

	Well	Rental				Consolidated
	Intervention	Tools	Marine	Oil & Gas	Unallocated	Total

Revenues	$296,891	$134,773	$25,991	$—	$—	$457,655
Cost of services, rentals and sales (exclusive of items shown separately below)	161,481	41,335	19,281	—	—	222,097
Depreciation and amortization	17,296	22,279	2,379	—	—	41,954
General and administrative expenses	39,912	23,628	2,886	—	—	66,426
Gain on sale of businesses	—	—	—	3,058	—	3,058
Income from operations	78,202	47,531	1,445	3,058	—	130,236
Interest expense, net	—	—	—	—	(11,023)	(11,023)
Loss from equity-method investments, net	—	—	—	—	(7,765)	(7,765)

Income (loss) before income taxes	$78,202	$47,531	$1,445	$3,058	$(18,788)	$111,448

Six Months Ended June 30, 2009

	Well	Rental			Consolidated
	Intervention	Tools	Marine	Unallocated	Total

Revenues	$519,178	$228,477	$50,615	$—	$798,270
Cost of services, rentals and sales (exclusive of items shown separately below)	313,003	75,338	31,392	—	419,733
Depreciation and amortization	43,665	51,647	5,534	—	100,846
General and administrative expenses	73,221	46,060	5,988	—	125,269
Reduction in value of intangible assets	92,683	—	—	—	92,683
Income (loss) from operations	(3,394)	55,432	7,701	—	59,739
Interest expense, net	—	—	—	(25,008)	(25,008)
Loss from equity-method investments, net	—	—	—	(17,170)	(17,170)
Reduction in value of equity-method investments	—	—	—	(36,486)	(36,486)

Income (loss) before income taxes	$(3,394)	$55,432	$7,701	$(78,664)	$(18,925)

Six Months Ended June 30, 2008

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$531,006	$265,100	$49,080	$55,072	$(1,212)	$899,046
Cost of services, rentals and sales
(exclusive of items shown separately below)	293,880	85,435	35,126	12,986	(1,212)	426,215
Depreciation, depletion, amortization and accretion	33,557	43,025	4,452	2,799	—	83,833
General and administrative expenses	75,089	46,684	5,479	8,780	—	136,032
Gain on sale of businesses	500	3,332	—	37,114	—	40,946
Income from operations	128,980	93,288	4,023	67,621	—	293,912
Interest expense, net	—	—	—	—	(23,206)	(23,206)
Loss from equity-method
investments, net	—	—	—	—	(3,808)	(3,808)

Income (loss) before income taxes	$128,980	$93,288	$4,023	$67,621	$(27,014)	$266,898

Identifiable Assets

	Well	Rental			Consolidated
	Intervention	Tools	Marine	Unallocated	Total

June 30, 2009	$1,403,924	$787,462	$287,957	$59,012	$2,538,355

December 31, 2008	$1,343,710	$762,848	$239,572	$144,015	$2,490,145

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
Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
United States	$290,406	$377,155	$654,535	$741,768
Other Countries	70,755	80,500	143,735	157,278

Total	$361,161	$457,655	$798,270	$899,046

Long-Lived Assets:

	June 30,	December 31,
	2009	2008
United States	$988,053	$938,453
Other Countries	229,125	176,488

Total	$1,217,178	$1,114,941

(12) Guarantee
As part of SPN Resources’ acquisition of its oil and gas properties, the Company guaranteed SPN Resources’ performance of its decommissioning liabilities. In accordance with FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (as amended),” the Company has assigned an estimated value of $2.9 million related to decommissioning performance guarantees, which is reflected in other long-term liabilities. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event that SPN Resources defaults on the decommissioning liabilities existing at the closing date, the total maximum potential obligation under these guarantees is estimated to be approximately $116.1 million, net of the contractual right to receive payments from third parties, which is approximately $28.9 million, as of June 30, 2009. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled by SPN Resources.

(13) Other Comprehensive Income
The following tables reconcile the change in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Accumulated other comprehensive income (loss), March 31, 2009 and 2008, respectively	$(32,847)	$3,780

Other comprehensive income (loss):
Other comprehensive income (loss), net of tax
Hedging activities:
Unrealized loss on equity-method investments’ hedging activities, net of tax of ($1,502) in 2009 and ($6,944) in 2008	(2,558)	(11,824)
Foreign currency translation adjustment	21,159	269

Total other comprehensive income (loss)	18,601	(11,555)

Accumulated other comprehensive loss, June 30, 2009 and 2008, respectively	$(14,246)	$(7,775)

	Six Months Ended
	June 30,
	2009	2008
Accumulated other comprehensive income (loss), December 31, 2008 and 2007, respectively	$(32,641)	$9,078

Other comprehensive income (loss):
Other comprehensive income (loss), net of tax
Hedging activities:
Unrealized loss on equity-method investments’ hedging activities, net of tax of ($2,279) in 2009 and ($10,796) in 2008	(3,880)	(18,383)
Foreign currency translation adjustment	22,275	1,530

Total other comprehensive income (loss)	18,395	(16,853)

Accumulated other comprehensive loss, June 30, 2009 and 2008, respectively	$(14,246)	$(7,775)

(14) Income Taxes
The Company has adopted the provisions of FASB Interpretation No. 48 (FIN 48). It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. The Company had approximately $9.7 million of unrecorded tax benefits at June 30, 2009 and December 31, 2008, all of which would impact the Company’s effective tax rate if recognized. The unrecorded tax benefits are not considered material to the Company’s financial position.
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
(16)	New Accounting Pronouncements
In April 2008, the Financial Accounting Standards Board issued its Staff Position FAS 142-3 (FSP FAS No. 142-3), “Determination of Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS No. 142-3 did not have a material effect on the Company’s results of operations and financial position.
In April 2009, the Financial Accounting Standards Board issued its Staff Position FAS 107-1 and APB 28-1 (FSP FAS No. 107-1 and APB 28-1), “Interim Disclosures About Fair Value of Financial Instruments.” FSP FAS No. 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. FSP FAS No. 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 107-1 and APB 28-1 did not have a material effect on the Company’s results of operations and financial position.
In April 2009, the Financial Accounting Standards Board issued its Staff Position FAS 157-4 (FSP FAS No. 157-4), “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP FAS No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 157-4 did not have a material effect on the Company’s results of operations and financial position.
In May 2009, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 165 (FAS No. 165), “Subsequent Events,” which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FAS No. 165 did not have a material effect on the Company’s results of operations and financial position (see note 1).
In June 2009, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 167 (FAS No. 167), “Amendments to FASB Interpretation No. 46(R).” FAS No. 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” for determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under FAS No. 167, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. FAS No. 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. FAS No. 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. FAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact the adoption of FAS No. 167 will have on its results of operations and financial position.

In June 2009, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 168 (FAS No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” FAS No. 168 establishes the FASB Standards Accounting Codification (Codification) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. FAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS No. 168 will not have a material impact on the Company’s results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current market and industry conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: risks associated with the uncertainty of macroeconomic and business conditions worldwide, as well as the global credit markets; the cyclical nature and volatility of the oil and gas industry, including the level of offshore exploration, production and development activity and the volatility of oil and gas prices; changes in competitive factors affecting the Company’s operations; political, economic and other risks and uncertainties associated with international operations; the seasonality of the offshore industry in the Gulf of Mexico; the potential shortage of skilled workers; the Company’s dependence on certain customers; the risks inherent in long-term fixed-price contracts; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; risks inherent in acquiring businesses; and the effect of the Company’s performance of regulatory programs and environmental matters. These risks and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2008. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.
Executive Summary
During the second quarter of 2009, revenue was $361.2 million, loss from operations was $40.1 million, net loss was $68.9 million and the net loss per share was $0.88. These results include a non-cash, pre-tax charge of $92.7 million for the reduction in value of intangible assets and a non-cash, pre-tax charge of $36.5 million for the reduction in value of our remaining equity-method investment in Beryl Oil and Gas L.P. (BOG). In addition, the losses from equity-method investments item include our share of quarterly losses of $15.7 million from BOG primarily related to impairments of its oil and gas properties, our share of non-cash unrealized losses associated with mark-to-market changes in the value of its outstanding hedging contracts and professional fees associated with BOG’s efforts to negotiate new terms and conditions with its lenders and pursue other strategic alternatives. Our losses from equity-method investments also include $6.0 million of our share of non-cash unrealized losses associated with mark-to-market changes in the value of outstanding hedging contracts put in place by SPN Resources.
The factors driving our performance relative to the first quarter of 2009 were (1) the continued significant decline in well intervention services and rental tools in the domestic land markets as a result of sharp decreases in demand for drilling and production-related tools and services; (2) a reduction in the level of work on our large platform recovery project in the Gulf of Mexico, and (3) decreased demand for rental tools in certain international markets.
As compared with the first quarter of 2009, our domestic revenue (domestic land and Gulf of Mexico) decreased 20% and our international revenue decreased 3%. By comparison, the average number of rigs drilling for oil and natural gas in the domestic markets decreased approximately 31% as compared to the first quarter of 2009, while the international drilling rig count, excluding Canada, decreased 4% over the same period.
Well intervention segment revenue was $231.1 million, a 20% decrease from the first quarter of 2009, and the loss from operations was $65.1 million, inclusive of the $92.7 million non-cash charge for the reduction in value of intangible assets. Our domestic revenue in this segment decreased 23% due to a 25% decrease in domestic land revenue as a result of lower utilization and pricing for many of our production-related services in areas such as the Rockies and Mid-Continent region, where drilling and production activity has been significantly curtailed. In addition, Gulf of Mexico revenue from this segment decreased 23% from the most recent quarter primarily as less work was performed on the platform recovery project during the period. We continue to complete work on the platform removal project at a pace that is faster than originally anticipated. We believe that we will substantially complete the project, barring unusual weather or unforeseen technical challenges, in the first half of 2010. Partially offsetting the decline in Gulf of Mexico revenue was an increase in our plug and abandonment and decommissioning services activity.
In our rental tools segment, revenue was $102.5 million, a 19% decrease as compared with the first quarter of 2009, and income from operations was $20.1 million, a 43% decrease from the first quarter of 2009. Domestic revenue declined sequentially by 19% as a result of a 31% decrease in domestic land market areas and a 9% decrease in Gulf of Mexico revenue. Rentals incurring the largest decreases domestically were accommodations and stabilization equipment. International revenue decreased 19% due to decreased rentals in Colombia, Venezuela and the North Sea.
In our marine segment, revenue was $27.5 million and income from operations was $4.9 million. These represent sequential increases of 19% in revenue and 77% in income from operations as compared to the most recent quarter. The increase is primarily attributable to contributions from our two new 265-foot class liftboats that entered the fleet during the quarter coupled with seasonal increases in activity as utilization increased to 53% from 48% in the first quarter of 2009. In addition, our 230-foot class liftboat was back in service after spending the entire first quarter in the shipyard for inspection and repair work.
If, among other factors, (1) the adverse impacts of economic or competitive factors are worse than anticipated, (2) the fair value of our reporting units decline, or (3) our market capitalization falls below our equity value, we could conclude in future periods that additional impairment losses are required in order to reduce the carrying value of our goodwill and/or long-lived assets. Depending on the severity of the changes in the key factors underlying the valuation of our reporting units, such losses could be significant.
Comparison of the Results of Operations for the Three Months Ended June 30, 2009 and 2008
For the three months ended June 30, 2009, our revenues were $361.2 million, resulting in a net loss of $68.9 million, or $0.88 loss per share. Included in the results for the three months ended June 30, 2009 were non-cash, pre-tax charges of $92.7 million for the reduction in value of intangible assets and $36.5 million for the reduction in value of our remaining equity-method investment in BOG. Unless there is a material change in the ownership of BOG, we will not record future earnings or losses from BOG since we have written off our remaining interest in this investment. Included in the results for the three months ended June 30, 2009, were losses of $15.7 million from our share of BOG primarily related to impairments of its oil and gas properties as well as our share of unrealized losses related to hedges in place at BOG. Losses from equity-method investments also includes $6.0 million of our share of unrealized losses associated with mark-to-market changes in the value of outstanding hedging contracts put in place by SPN Resources. For the three months ended June 30, 2008, revenues were $457.7 million and net income was $71.4 million, or $0.86 diluted earnings per share. Included in the results for the three months ended June 30, 2008 were $7.8 million of losses from equity method investments, which included $19.9 million of pre-tax losses associated with our share of mark-to-market changes in the value of derivative contracts put in place by SPN Resources, and $3.1 million of a pre-tax gain associated with post closing adjustments on the sale of our 75% interest in SPN Resources. Revenues for the three months ended June 30, 2009 were lower in the well intervention segment due to a decrease in work related to a large-scale decommissioning project as well as a decrease in domestic land revenue. Revenue also decreased in the rental tools segment primarily due to decreased rentals of accommodations and stabilization equipment in our domestic land markets. During the three months ended June 30, 2009, revenue in our marine segment increased due primarily to the addition of our two new 265-foot class liftboats.

The following table compares our operating results for the three months ended June 30, 2009 and 2008 (in thousands). Cost of services, rentals and sales excludes depreciation and amortization for each of our business segments.

	Revenue			Cost of Services, Rentals and Sales
	2009	2008	Change	2009	%	2008	%	Change
Well Intervention	$231,121	$296,891	$(65,770)	$147,514	64%	$161,481	54%	$(13,967)
Rental Tools	102,533	134,773	(32,240)	33,302	32%	41,335	31%	(8,033)
Marine	27,507	25,991	1,516	16,452	60%	19,281	74%	(2,829)

Total	$361,161	$457,655	$(96,494)	$197,268	55%	$222,097	49%	$(24,829)

The following provides a discussion of our results on a segment basis:
Well Intervention Segment
Revenue of our well intervention segment was $231.1 million for the three months ended June 30, 2009, as compared to $296.9 million for the same period in 2008, representing a 22% decrease in revenue. Cost of services percentage increased to 64% of segment revenue for the three months ended June 30, 2009 from 54% for the same period in 2008. Our decrease in revenue and profitability is primarily attributable to a decrease in revenue from the domestic land markets related to coiled tubing and cased-hole wireline, snubbing and well control services. Additionally, we performed less work associated with the large-scale decommissioning project in the Gulf of Mexico. Our largest geographic revenue decrease in this segment came from our domestic land markets, which decreased 41% to approximately $48.5 million for the quarter ended June 30, 2009 over the same period in 2008.
Rental Tools Segment
Revenue of our rental tools segment for the three months ended June 30, 2009 was $102.5 million, a 24% decrease over the same period in 2008. Cost of rentals and sales percentage increased slightly to 32% of segment revenue for the three months ended June 30, 2009 from 31% for the same period of 2008. The decrease in rental revenue and profitability is primarily related to a decrease in the rentals of our on-site accommodation units and stabilization equipment, specifically in the domestic land market. Rental revenue in our domestic land market decreased 41% to approximately $25.9 million for the quarter ended June 30, 2009 over the same period in 2008. Additionally, rental revenue generated from the Gulf of Mexico and our international markets decreased by 12% and 21%, respectively, for the quarter ended June 30, 2009 over the same period in 2008.
Marine Segment
Our marine segment revenue for the three months ended June 30, 2009 increased 6% as compared to the same period in 2008 primarily due to the fact that two new 265-foot class liftboats were deployed during the quarter. Our cost of services percentage decreased to 60% of segment revenue for the three months ended June 30, 2009 from 74% for the same period in 2008 primarily due to decreased liftboat maintenance costs and direct expenses. The fleet’s average utilization slightly decreased to approximately 53% for the second quarter of 2009 from 57% in the same period in 2008. The utilization decrease was offset by an increase in the fleet’s average dayrate, which increased 7% to approximately $17,500 in the second quarter of 2009 from $16,300 in the second quarter of 2008.
Depreciation and Amortization
Depreciation and amortization increased to $51.0 million in the three months ended June 30, 2009 from $42.0 million in the same period in 2008. Depreciation and amortization expense related to our well intervention and rental segments for the three months ended June 30, 2009 increased approximately $8.3 million, or 21%, from the same period in 2008. The increase in depreciation and amortization expense for these segments is primarily attributable to our 2009 and 2008 capital expenditures. Depreciation expense related to the marine segment for the three months ended June 30, 2009 increased approximately $0.7 million, or 30%, from the same period in 2008. The increase in depreciation expense for the marine segment is primarily attributable to the delivery of two new 265-foot class liftboats partially offset by the decrease in utilization, as liftboats are depreciated primarily on a units of production basis.

General and Administrative Expenses
General and administrative expenses decreased to $60.3 million for the three months ended June 30, 2009 from $66.4 million for the same period in 2008. The decrease is primarily related to our efforts to reduce expenses during this difficult market coupled with a decrease in bonus and insurance expense based on decreased revenue and profitability.
Reduction in Value of Assets
During the three months ended June 30, 2009, we recorded approximately $92.7 million of impairment expense in connection with our intangible assets within our well intervention segment. This reduction in value of intangible assets is primarily due to the decline in demand for services in the domestic land markets.
Additionally, we recorded a $36.5 million expense to write off our remaining investment in BOG, an equity-method investment in which we own a 40% interest. In April 2009, BOG defaulted under its loan agreements due primarily to the impact of pipeline curtailments from Hurricanes Gustav and Ike in 2008 and the decline of natural gas and oil prices. As a result of continued negative BOG operating results, lack of viable interested buyers and unsuccessful attempts to renegotiate the terms and conditions of BOG’s loan agreements, we wrote off the remaining carrying value of our investment in BOG.
Comparison of the Results of Operations for the Six Months Ended June 30, 2009 and 2008
For the six months ended June 30, 2009, our revenues were $798.3 million, resulting in a net loss of $12.1 million, or $0.16 loss per share. Included in the results for the six months ended June 30, 2009 were non-cash, pre-tax charges of $92.7 million for the reduction in value of intangible assets and $36.5 million for the reduction in value of our remaining equity-method investment in BOG. Unless there is a material change in the ownership of BOG, we will not record future earnings or losses from BOG since we have written off our remaining interest in this investment. Included in the results for the six months ended June 30, 2009 were losses of $14.0 million from our share of BOG primarily related to impairments of its oil and gas properties as well as our share of unrealized losses related to hedges in place at BOG. Losses from equity-method investments also includes $7.4 million of our share of unrealized losses associated with mark-to-market changes in the value of outstanding hedging contracts put in place by SPN Resources. For the six months ended June 30, 2008, revenues were $899.0 million and net income was $170.9 million, or $2.08 diluted earnings per share. Included in the results for the six months ended June 30, 2008 were $3.8 million of losses from equity-method investments which included $19.9 million of pre-tax losses associated with mark-to-market changes in the value of derivative contracts put in place by SPN Resources, and $40.9 million of pre-tax gains associated with the sale of businesses. Revenue for the six months ended June 30, 2009 was lower in the well intervention segment due to a decrease in domestic land revenue. Revenue also decreased in the rental tools segment primarily due to decreased rentals of accommodations and stabilization equipment in our domestic land markets. During the six months ended June 30, 2009, revenue in our marine segment increased primarily due to the addition of our two new 265-foot class liftboats. No activity was recorded in our oil and gas segment for the six months ended June 30, 2009 as we sold 75% of our interest in SPN Resources on March 14, 2008.

The following table compares our operating results for the six months ended June 30, 2009 and 2008 (in thousands). Cost of services, rentals and sales excludes depreciation, depletion, amortization and accretion for each of our business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by our other segments.

	Revenue			Cost of Services, Rentals and Sales
	2009	2008	Change	2009	%	2008	%	Change

Well Intervention	$519,178	$531,006	$(11,828)	$313,003	60%	$293,880	55%	$19,123
Rental Tools	228,477	265,100	(36,623)	75,338	33%	85,435	32%	(10,097)
Marine	50,615	49,080	1,535	31,392	62%	35,126	72%	(3,734)
Oil and Gas	—	55,072	(55,072)	—	—	12,986	24%	(12,986)
Less: Oil and Gas Elim.	—	(1,212)	1,212	—	—	(1,212)	—	1,212

Total	$798,270	$899,046	$(100,776)	$419,733	53%	$426,215	47%	$(6,482)

The following provides a discussion of our results on a segment basis:
Well Intervention Segment
Revenue of our well intervention segment was $519.2 million for the six months ended June 30, 2009, as compared to $531.0 million for the same period in 2008, representing a 2% decrease. Cost of services percentage increased to 60% of segment revenue for the six months ended June 30, 2009 from 55% for the same period in 2008. Our decrease in revenue and profitability is primarily attributable to a decrease in revenue from the domestic land markets related to coiled tubing and cased-hole wireline, snubbing and well control services. Accordingly, our largest geographic revenue decrease in this segment came from our domestic land markets, which decreased 35% to approximately $113.5 million for the six months ended June 30, 2009 over the same period of 2008. Offsetting this decrease was an increase in revenue generated in our Gulf of Mexico market. Revenue in the Gulf of Mexico increased approximately $58.4 million, or 21%, for the six months ended June 30, 2009 over the same period in 2008 primarily due to the increase in level of work associated with our large-scale decommissioning project.
Rental Tools Segment
Revenue of our rental tools segment for the six months ended June 30, 2009 was $228.5 million, a 14% decrease over the same period in 2008. Cost of rentals and sales percentage increased slightly to 33% of segment revenue for the six months ended June 30, 2009 from 32% for the same period of 2008. The decrease in rental revenue is primarily related to a decrease in the rentals of our on-site accommodation units and stabilization equipment, specifically in the domestic land market. Rental revenue in our domestic land markets decreased 29% to approximately $63.5 million for the six months ended June 30, 2009 over the same period in 2008. Additionally, rental revenue generated from the Gulf of Mexico and our international markets decreased by 3% and 9%, respectively, for the six months ended June 30, 2009 over the same period in 2008.
Marine Segment
Our marine segment revenue for the six months ended June 30, 2009 was $50.6 million, a 3% increase over the same period in 2008. Our cost of services percentage decreased to 62% of segment revenue for the six months ended June 30, 2009 from 72% for the same period in 2008 primarily due to decreased liftboat maintenance costs and direct expenses. The fleet’s average utilization slightly decreased to approximately 51% for the first six months of 2009 from 53% in the same period in 2008. The utilization decrease was offset by an increase in the fleet’s average dayrate, which increased 6% to approximately $17,200 in the first six months of 2009 from $16,200 in the first six months of 2008.
Oil and Gas Segment
On March 14, 2008, we sold 75% of our interest in SPN Resources for approximately $167.2 million. SPN Resources represented substantially all of our operating oil and gas segment. Subsequent to March 14, 2008, we have accounted for our remaining interest in SPN Resources using the equity-method.

Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $100.8 million in the six months ended June 30, 2009 from $83.8 million in the same period in 2008. Depreciation and amortization expense related to our well intervention and rental segments for the six months ended June 30, 2009 increased approximately $18.7 million, or 24%, from the same period in 2008. The increase in depreciation and amortization expense for these segments is primarily attributable to our 2009 and 2008 capital expenditures. Depreciation expense related to the marine segment for the six months ended June 30, 2009 increased approximately $1.1 million, or 24%, from the same period in 2008. The increase in depreciation expense for the marine segment is primarily attributable to the delivery of two vessels partially offset by the decrease in utilization, as liftboats are depreciated primarily on a units of production basis. These increases were offset by the $2.8 million decrease in the oil and gas segment as we sold 75% of our interest in SPN Resources in March 2008.
General and Administrative Expenses
General and administrative expenses decreased to $125.3 million for the six months ended June 30, 2009 from $136.0 million for the same period in 2008. The decrease is primarily due to the sale of 75% of our interest in SPN Resources in March 2008 along with our efforts to reduce expenses during this difficult market.
Reduction in Value of Assets
During the six months ended June 30, 2009, we recorded approximately $92.7 million of impairment expense in connection with our intangible assets within our well intervention segment. This reduction in value of intangible assets is primarily due to the decline in demand for services in the domestic land markets.
Additionally, we recorded a $36.5 million expense to write off our remaining investment in BOG, an equity-method investment in which we own a 40% interest. In April 2009, BOG defaulted under its loan agreements due primarily to the impact of pipeline curtailments from Hurricanes Gustav and Ike in 2008 and the decline of natural gas and oil prices. As a result of continued negative BOG operating results, lack of viable interested buyers and unsuccessful attempts to renegotiate the terms and conditions of BOG’s loan agreements, we wrote off the remaining carrying value of our investment in BOG.
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
In the six months ended June 30, 2009, we generated net cash from operating activities of $89.4 million as compared to $131.6 million in the same period of 2008. This decrease is primarily attributable to the increase in costs and estimated earnings in excess of billings related to the large-scale decommissioning contract in the Gulf of Mexico, which is currently scheduled to be completed by the end of the first half of 2010, barring unusual weather or unforeseen technical challenges. Included in other current assets is approximately $280.5 million at June 30, 2009 and $164.3 million at December 31, 2008 of costs and estimated earnings in excess of billings related to this project. Billings and subsequent receipts are based on the completion of milestones. We are working on several aspects of this project at the same time, so we continue to incur costs and recognize revenue in advance of completing milestones. We anticipate collecting approximately $200.0 million of this balance prior to December 31, 2009. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under our revolving credit facility. We had cash and cash equivalents of $36.6 million at June 30, 2009 compared to $44.9 million at December 31, 2008.
We spent $149.3 million of cash on capital expenditures during the six months ended June 30, 2009. Approximately $69.3 million was used to expand and maintain our rental tool equipment inventory, approximately $15.0 million was spent on our marine segment and approximately $57.0 million was used to expand and maintain the asset base of our well intervention segment.

In April 2008, we contracted to purchase a 50% interest in four 265-foot class liftboats. The first two vessels were placed in service during April and May of 2009, and are currently working in the Gulf of Mexico. At March 31, 2009, construction on the two remaining vessels was suspended. We are currently negotiating arrangements to complete the remaining two vessels at a different shipyard. In January 2009, the party owning the other 50% interest in the four liftboats notified us of its intention to exercise an option to require us to purchase its undivided 50% interest in the liftboats. That party withdrew its election prior to March 31, 2009, and we began discussing scenarios for the joint ownership and operation of the four liftboats. We were unable to reach a mutually satisfactory arrangement for the joint ownership and operation of the liftboats with that party. As such, the other party again elected to exercise its option for us to purchase its interest in these liftboats. The total amount for the purchase of the other party’s 50% interest in theses four liftboats is approximately $38.1 million, which is included in accrued expenses at June 30, 2009.
In May 2009, we amended our revolving credit facility to increase the borrowing capacity to $325 million from $250 million. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. Costs associated with amending the revolving credit facility were approximately $2.3 million during the six months ended June 30, 2009. These costs were capitalized and are being amortized over the remaining term of the credit facility. At June 30, 2009, we had $55.0 million outstanding under the bank credit facility. We also had approximately $11.3 million of letters of credit outstanding, which reduces our borrowing capacity under this credit facility. The current amounts outstanding on the revolving credit facility are primarily due to increased working capital needs for our large-scale decommissioning project. As of July 31, 2009, we had $56.0 million outstanding under the bank credit facility. Borrowings under the credit facility bear interest at a LIBOR rate plus margins that depend on our leverage ratio. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness.
At June 30, 2009, we had outstanding $14.6 million in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on June 3rd and December 3rd of each year through the maturity date of June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements.
We have outstanding $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on June 1st and December 1st of each year through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions.
The Company’s current long-term issuer credit rating is BB+ by Standard and Poor’s and Ba3 by Moody’s. Our credit rating may be impacted by the rating agencies’ view of the cyclical nature of our industry sector.
We also have outstanding $400 million of 1.50% senior exchangeable notes due 2026. The exchangeable notes bear interest at a rate of 1.50% per annum and decrease to 1.25% per annum on December 15, 2011. Interest on the exchangeable notes is payable semi-annually in arrears on December 15th and June 15th of each year, beginning June 15, 2007. The exchangeable notes do not contain any restrictive financial covenants.
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
In connection with the issuance of the exchangeable notes, we entered into agreements with affiliates of the initial purchasers to purchase call options and sell warrants on our common stock. We may exercise the call options we purchased at any time to acquire approximately 8.8 million shares of our common stock at a strike price of $45.58 per share. The owners of the warrants may exercise the warrants to purchase from us approximately 8.8 million shares of our common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may be settled in cash, in common stock or in a combination of cash and common stock, at our option. These transactions may potentially reduce the dilution of our common stock from the exchange of the notes by increasing the effective exchange price to $59.42 per share. Lehman Brothers OTC Derivatives, Inc. (LBOTC) is the counterparty to 50% of our call option and warrant transactions. In October 2008, LBOTC filed for bankruptcy protection, which is an event of default under the contracts relating to the call option and warrant transactions. We have not terminated these contracts and continue to carefully monitor the developments affecting LBOTC. Although we may not retain the benefit of the call option due to LBOTC’s bankruptcy, we do not expect that there will be a material impact, if any, on the financial statements or results of operations. The call option and warrant transactions described above do not affect the terms of the outstanding exchangeable notes.
As of June 30, 2009, our accounts receivable in Venezuela totaled approximately 7% of our total accounts receivable. For the year ended December 31, 2008, Venezuela revenues were approximately 2% of our total consolidated revenues for that year. During the six months ended June 30, 2009, we have experienced an increased delay in receiving payment on our receivables from our primary customer in Venezuela. Subsequent to June 30, 2009, we have received payments of approximately 16% of this outstanding receivable balance. We will continue to closely monitor the situation in Venezuela.
The following table summarizes our contractual cash obligations and commercial commitments at June 30, 2009 (amounts in thousands) for our long-term debt (including estimated interest payments), operating leases and other long-term liabilities. We do not have any other material obligations or commitments.

	Remaining
	Six Months
Description	2009	2010	2011	2012	2013	2014	Thereafter

Long-term debt, including estimated interest payments	$15,666	$31,292	$84,262	$27,231	$27,179	$316,814	$474,354
Operating leases	8,042	12,801	7,150	4,401	2,642	2,153	12,508
Other long-term liabilities	—	11,320	7,977	5,852	2,918	254	12,594

Total	$23,708	$55,413	$99,389	$37,484	$32,739	$319,221	$499,456

We currently believe that we will spend approximately $120 million to $130 million on capital expenditures, excluding acquisitions, during the remaining six months of 2009. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
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

Off-Balance Sheet Financing Arrangements
We have no off-balance sheet financing arrangements other than the potential additional consideration that may be payable as a result of the future operating performances of our acquisitions. At June 30, 2009, the maximum additional consideration payable for these acquisitions was approximately $27.4 million. Since these acquisitions occurred before the adoption of FAS No. 141(R), these amounts are not classified as liabilities and are not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.
Hedging Activities
During 2008, we entered into forward foreign exchange contracts to mitigate the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. During the six months ended June 30, 2009, we held outstanding foreign currency forward contracts in order to hedge exposure to currency fluctuations between the British Pound Sterling and the Euro. These contracts were not accounted for as hedges and were marked to fair market value each period. As of June 30, 2009, we had no outstanding foreign currency forward contracts.
New Accounting Pronouncements
In April 2008, the Financial Accounting Standards Board issued its Staff Position FAS 142-3 (FSP FAS No. 142-3), “Determination of Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP FAS No. 142-3 did not have a material effect on our results of operations and financial position.
In April 2009, the Financial Accounting Standards Board issued its Staff Position FAS 107-1 and APB 28-1 (FSP FAS No. 107-1 and APB 28-1), “Interim Disclosures About Fair Value of Financial Instruments.” FSP FAS No. 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly-traded companies that were previously only required to be disclosed in annual financial statements. FSP FAS No. 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 107-1 and APB 28-1 did not have a material effect on our results of operations and financial position.
In April 2009, the Financial Accounting Standards Board issued its Staff Position FAS 157-4 (FSP FAS No. 157-4), “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP FAS No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 157-4 did not have a material effect on our results of operations and financial position.
In May 2009, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 165 (FAS No. 165), “Subsequent Events,” which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FAS No. 165 did not have a material effect on our results of operations and financial position.
In June 2009, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 167 (FAS No. 167), “Amendments to FASB Interpretation No. 46(R).” FAS No. 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” for determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under FAS No. 167, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. FAS No. 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. FAS No. 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. FAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact the adoption of FAS No. 167 will have on our results of operations and financial position.
In June 2009, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 168 (FAS No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” FAS No. 168 establishes the FASB Standards Accounting Codification (Codification) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. FAS No. 168 will become effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS No. 168 will not have a material impact on our results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Rates
Because we operate in a number of countries throughout the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for our international operations, other than our operations in the United Kingdom and Europe, is the U.S. dollar, but a portion of the revenues from our foreign operations is paid in foreign currencies. The effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations are also generally denominated in the same currency. We continually monitor the currency exchange risks associated with all contracts not denominated in the U.S. dollar. Any gains or losses associated with such fluctuations have not been material.
We do not hold derivatives for trading purposes or use derivatives with complex features. Assets and liabilities of our subsidiaries in the United Kingdom and Europe are translated at current exchange rates, while income and expense are translated at average rates for the period. Translation gains and losses are reported as the foreign currency translation component of accumulated other comprehensive income (loss) in stockholders’ equity.
When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. As of June 30, 2009, we had no outstanding foreign currency forward contracts.
Interest Rate Risk
At June 30, 2009, $55.0 million of our long-term debt outstanding had variable interest rates. Based on the amount of this debt outstanding at June 30, 2009, a 10% increase in the variable interest rate would increase our interest expense for the six months ended June 30, 2009 by approximately $148,000, while a 10% decrease would decrease our interest expense by approximately $148,000.

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

Item 4. Controls and Procedures
a.	Evaluation of disclosure control and procedures. As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b.	Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our common stock repurchased and retired during each month for the three months ended June 30, 2009:

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total Number		Purchased as	Yet be
	of Shares		Part of Publicly	Purchased
	Purchased	Average Price	Announced Plan	Under the Plan
Period	(1)	Paid per Share	(2)	(2)
April 1 — 30, 2009	53	$18.82	—	$212,400,000
May 1 — 31, 2009			—	$212,400,000
June 1 — 30, 2009			—	$212,400,000

April 1, 2009 through June 30, 2009	53		—	$212,400,000

(1)	Through our stock incentive plans, 53 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock.

(2)	In September 2007, our Board of Directors approved a $350 million share repurchase program that expires on December 31, 2009. Under this program, we can repurchase shares through open market transactions at prices deemed appropriate by management. No shares were purchased under this program during the three months ended June 30, 2009.

Item 4. Submission of Matters to a Vote of Security Holders
a.	The annual meeting of our stockholders was held on May 22, 2009.

b.	At the annual meeting, our stockholders:
(i)	Elected six directors to serve until the next annual meeting of stockholders with the following number of votes cast for and withheld from such nominees:

Director	For	Withheld

Harold J. Bouillion	62,633,202	10,404,678
Enoch L. Dawkins	59,422,603	13,615,277
James M. Funk	62,595,374	10,442,506
Terence E. Hall	63,138,674	9,899,206
Ernest E. Howard, III	60,509,246	12,528,634
Justin L. Sullivan	62,129,127	10,908,753
(ii)	Ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The number of votes cast for and against this proposal, as well as the number of abstentions, is as follows:

For	Against	Abstentions

71,418,064	1,538,783	81,031

(iii)	Approved the 2009 Stock Incentive Plan. The number of votes cast for and against this proposal, as well as the number of abstentions and non-votes, is as follows:

For	Against	Abstentions	Non-Votes

49,966,362	14,132,181	107,229	8,832,108

Item 6. Exhibits
(a)	The following exhibits are filed with this Form 10-Q:

3.1*	Composite Certificate of Incorporation of the Company.

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 12, 2007).

10.1^	Superior Energy Services, Inc. 2009 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 1, 2009).

10.2	Second Amended and Restated Credit Agreement dated May 29, 2009 among Superior Energy Services, Inc., SESI, L.L.C., JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the company’s Form 8-K filed on June 1, 2009).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

^	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: August 7, 2009	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)