Form 10-Q
period 2009-09-30
SUPERIOR ENERGY SERVICES INC
filed 2009-11-06
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on October 30, 2009 was 78,229,193.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended September 30, 2009

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 6. Exhibits	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(in thousands, except share data)

	(Unaudited)
	9/30/2009	12/31/2008 *
ASSETS

Current assets:
Cash and cash equivalents	$34,282	$44,853
Accounts receivable, net	354,902	360,357
Income taxes receivable	8,506	—
Prepaid expenses	27,511	18,041
Other current assets	379,106	223,598

Total current assets	804,307	646,849

Property, plant and equipment, net	1,208,819	1,114,941
Goodwill	481,021	477,860
Equity-method investments	55,678	122,308
Intangible and other long-term assets, net	37,139	128,187

Total assets	$2,586,964	$2,490,145

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$69,847	$87,207
Accrued expenses	143,756	152,536
Income taxes payable	—	20,861
Deferred income taxes	66,478	36,830
Current maturities of long-term debt	810	810

Total current liabilities	280,891	298,244

Deferred income taxes	241,899	246,824
Long-term debt, net	724,560	654,199
Other long-term liabilities	48,967	36,605

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 78,222,002 shares at September 30, 2009, and 78,028,072 shares at December 31, 2008	78	78
Additional paid in capital	385,446	375,436
Accumulated other comprehensive loss, net	(18,584)	(32,641)
Retained earnings	923,707	911,400

Total stockholders’ equity	1,290,647	1,254,273

Total liabilities and stockholders’ equity	$2,586,964	$2,490,145

See accompanying notes to consolidated financial statements.

*	As adjusted for ASC 470-20 (See note 2).

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2009 and 2008
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	2009	2008 *	2009	2008 *
Oilfield service and rental revenues	$386,455	$490,282	$1,184,725	$1,334,256
Oil and gas revenues	—	—	—	55,072

Total revenues	386,455	490,282	1,184,725	1,389,328

Cost of oilfield services and rentals	215,674	236,610	635,407	649,839
Cost of oil and gas sales	—	—	—	12,986

Total cost of services, rentals and sales (exclusive of items shown separately below)	215,674	236,610	635,407	662,825

Depreciation, depletion, amortization and accretion	52,720	44,842	153,566	128,675
General and administrative expenses	63,425	68,379	188,694	204,411
Reduction in value of intangible assets	—	—	92,683	—
Gain on sale of businesses	—	—	—	40,946

Income from operations	54,636	140,451	114,375	434,363

Other income (expense):
Interest expense, net	(12,320)	(11,659)	(37,328)	(34,865)
Earnings (losses) from equity-method investments, net	(4,161)	23,167	(21,331)	19,359
Reduction in value of equity-method investment	—	—	(36,486)	—

Income before income taxes	38,155	151,959	19,230	418,857

Income taxes	13,736	54,665	6,923	150,667

Net income	$24,419	$97,294	$12,307	$268,190

Basic earnings per share	$0.31	$1.21	$0.16	$3.32

Diluted earnings per share	$0.31	$1.19	$0.16	$3.27

Weighted average common shares used in computing earnings per share:
Basic	78,188	80,538	78,126	80,691
Incremental common shares from stock-based compensation	624	1,307	558	1,350

Diluted	78,812	81,845	78,684	82,041

See accompanying notes to consolidated financial statements.

*	As adjusted for ASC 470-20 (See note 2).

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(in thousands)
(unaudited)

	2009	2008 *
Cash flows from operating activities:
Net income	$12,307	$268,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	153,566	128,675
Deferred income taxes	26,429	36,612
Reduction in value of intangible assets	92,683	—
Reduction in value of equity-method investment	36,486	—
Non-cash interest expense related to 1.5% senior exchangeable notes	13,175	12,549
Tax benefit from exercise of stock options	(127)	(5,411)
Stock-based and performance share unit compensation expense, net	6,339	9,466
Retirement and deferred compensation plans expense, net	1,154	2,150
(Earnings) losses from equity-method investments, net of cash received	24,737	(2,121)
Amortization of debt acquisition costs and note discount	2,862	2,414
Gain on sale of businesses	—	(40,946)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	7,620	(96,741)
Other current assets	(155,715)	(72,346)
Accounts payable	(18,295)	10,391
Accrued expenses	(8,617)	1,633
Decommissioning liabilities	—	(6,160)
Income taxes	(29,670)	43,273
Other, net	12,012	17,064

Net cash provided by operating activities	176,946	308,692

Cash flows from investing activities:
Payments for capital expenditures	(241,623)	(324,318)
Acquisitions of businesses, net of cash acquired	—	(4,487)
Cash proceeds from sale of businesses, net of cash sold	—	155,312
Other	(3,721)	(3,482)

Net cash used in investing activities	(245,344)	(176,975)

Cash flows from financing activities:
Net borrowings from revolving credit facility	57,200	—
Principal payments on long-term debt	(405)	(405)
Payment of debt acquisition costs	(2,308)	—
Proceeds from exercise of stock options	306	4,274
Tax benefit from exercise of stock options	127	5,411
Proceeds from issuance of stock through employee benefit plans	1,615	1,191
Purchase and retirement of stock	—	(64,203)

Net cash provided by (used in) financing activities	56,535	(53,732)

Effect of exchange rate changes on cash	1,292	(1,465)

Net increase (decrease) in cash and cash equivalents	(10,571)	76,520

Cash and cash equivalents at beginning of period	44,853	51,649

Cash and cash equivalents at end of period	$34,282	$128,169

See accompanying notes to consolidated financial statements.

*	As adjusted for ASC 470-20 (See note 2).

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2009 and 2008
(1)	Basis of Presentation
Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and nine months ended September 30, 2009 and 2008 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2009 presentation.
(2)	Adoption of Recent Accounting Pronouncement and Debt
Effective January 1, 2009, the Company has retrospectively adopted Accounting Standards Codification 470-20 (ASC 470-20), “Debt with Conversion and Other Options” (formerly Financial Accounting Standards Board’s Staff Position No. APB 14-1). ASC 470-20 requires the proceeds from the issuance of our 1.50% senior exchangeable notes (described below) to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the exchangeable debt is expected to be outstanding as additional non-cash interest expense. The Company used an effective interest rate of 6.89% and will amortize this initial debt discount through December 12, 2011. The carrying amount of the equity component was $55.1 million. The principal amount of the liability component, its unamortized discount and its net carrying value as of December 31, 2008 and September 30, 2009 were as follows (in thousands):

			Net
	Principal	Unamortized	Carrying
As of	Amount	Discount	Value
December 31, 2008	$400,000	$56,631	$343,369
September 30, 2009	$400,000	$43,456	$356,544
The provisions of ASC 470-20 are effective for fiscal years beginning after December 15, 2008 and require retrospective application. The Company’s comparative balance sheet as of December 31, 2008 has been adjusted as follows (in thousands):

	As Originally	Effect of	As
	Reported	Change	Adjusted
Intangible assets and other long-term assets, net	$129,675	$(1,488)	$128,187
Deferred income taxes	$226,421	$20,403	$246,824
Long-term debt, net	$710,830	$(56,631)	$654,199
Additional paid in capital	$320,309	$55,127	$375,436
Retained earnings	$931,787	$(20,387)	$911,400

The condensed consolidated statements of operations were retrospectively modified from the previously reported amounts as follows (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Additional pre-tax non-cash interest expense, net	$(4,066)	$(12,200)
Additional deferred tax benefit	1,504	4,514

Retrospective change in net income	$(2,562)	$(7,686)

Change to basic earnings per share	$(0.03)	$(0.10)

Change to diluted earnings per share	$(0.03)	$(0.09)

The non-cash increase to interest expense, exclusive of amounts to be capitalized, will be approximately $17.8 million, $19.2 million and $19.7 million for the years ended December 31, 2009, 2010 and 2011, respectively.
In May 2009, the Company amended its revolving credit facility to increase its borrowing capacity to $325 million from $250 million. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. Costs associated with amending the revolving credit facility were approximately $2.3 million. These costs were capitalized and are being amortized over the remaining term of the credit facility. At September 30, 2009, the Company had $57.2 million outstanding under the revolving credit facility. The Company also had approximately $12.1 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this credit facility. Amounts borrowed under the credit facility bear interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At September 30, 2009, the Company was in compliance with all such covenants.
At September 30, 2009, the Company had outstanding $14.6 million in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration, for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000 on June 3rd and December 3rd of each year through the maturity date of June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. At September 30, 2009, the Company was in compliance with all such covenants.
The Company also has outstanding $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on June 1st and December 1st of each year through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At September 30, 2009, the Company was in compliance with all such covenants.
The Company has outstanding $400 million of 1.50% unsecured senior exchangeable notes due 2026. Effective January 1, 2009, the Company retrospectively adopted ASC 470-20 as it pertains to these exchangeable notes. The exchangeable notes bear interest at a rate of 1.50% per annum and decrease to 1.25% per annum on December 15, 2011. Interest on the exchangeable notes is payable semi-annually on December 15th and June 15th of each year through the maturity date of December 15, 2026. The exchangeable notes do not contain any restrictive financial covenants.

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
In accordance with Accounting Standards Codification 360-10 (ASC 360-10), “Property, Plant and Equipment” (formerly Statement of Financial Accounting Standards No. 144), long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance. Estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance. The Company’s assets are grouped by subsidiary or division for the impairment testing, except for liftboats, which are grouped together by leg length. These groupings represent the lowest level of identifiable cash flows. If the assets’ future estimated cash flows are less than the carrying amount of those items, impairment losses are recorded in the amount by which the carrying amount of such assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. The net carrying value of assets not fully recoverable is reduced to fair value. The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market transactions and is subject to variability. The oil and gas industry is cyclical and these estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying values of these assets and, in periods of prolonged down cycles, may result in impairment charges. During the second quarter of 2009, due to continued decline in demand for services in the domestic land markets, the Company identified impairments of certain amortizable intangible assets of approximately $92.7 million. During the third quarter of 2009, there were no events or changes in circumstances that would indicate the carrying amount of long-lived assets may not be recoverable.

In accordance with Accounting Standards Codification 350-10, “Intangibles – Goodwill and Other” (formerly Statement of Financial Accounting Standards No. 142), goodwill and other intangible assets with indefinite lives will not be amortized, but instead tested annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. During the second quarter of 2009, the Company performed this test on an interim basis as certain events indicated the fair value of the asset may have decreased below its carrying value. In order to estimate the fair value of the reporting units (which is consistent with the reported business segments), the Company used a weighting of the discounted cash flow method and the public company guideline method of determining fair value of each reporting unit. The Company weighted the discounted cash flow method 80% and the public guideline method 20%, due to differences between the Company’s reporting units and the peer companies’ size, profitability and diversity of operations. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization was performed for each unit on a stand alone basis. A control premium, derived from market transaction data, was used in this reconciliation to ensure that fair values were reasonably stated in conjunction with the Company’s capitalization. These fair value estimates were then compared to the carrying value of the reporting units. As the fair value of the reporting unit exceeded the carrying amount, no impairment loss was recognized during the second quarter of 2009. A significant amount of judgment was involved in performing these evaluations since the results are based on estimated future events. During the third quarter of 2009, there were no events or circumstances indicating that the fair value of assets had decreased below their carrying value, and thus testing was not conducted.
(4)	Acquisitions and Dispositions
On March 14, 2008, the Company completed the sale of 75% of its interest in SPN Resources, LLC (SPN Resources). As part of this transaction, SPN Resources contributed an undivided 25% of its working interest in each of its oil and gas properties to a newly formed subsidiary and then sold all of its equity interest in the subsidiary. SPN Resources then effectively sold 66 2/3% of its outstanding membership interests. These two transactions generated cash proceeds of approximately $167.2 million and resulted in a pre-tax gain of approximately $37.1 million during the nine months ended September 30, 2008. SPN Resources’ operations constituted substantially all of the Company’s oil and gas segment. Subsequent to March 14, 2008, the Company accounts for its remaining 33 1/3% interest in SPN Resources using the equity-method. The results of SPN Resources’ operations through March 14, 2008 were consolidated.
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
In connection with the 2007 sale of a non-core rental tool business, the Company received cash of approximately $6.0 million, which resulted in an additional pre-tax gain on the sale of the business of approximately $3.3 million in the nine months ended September 30, 2008.
The Company also sold the assets of its field management division in 2007. In conjunction with the sale of this division, the Company received cash of $0.5 million during the nine months ended September 30, 2008, which resulted in an additional pre-tax gain on the sale of the business.
On January 1, 2009, the Company adopted Accounting Standards Codification 805-10 (ASC 805-10), “Business Combinations” (formerly Statement of Financial Accounting Standards No. 141(R)). ASC 805-10 requires an acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date fair value. Additionally, contingent consideration and contractual contingencies shall be measured at acquisition date fair value. ASC 805-10 applies prospectively to business combinations after January 1, 2009. Several of the Company’s prior business acquisitions require future payments if specific conditions are met. As of September 30, 2009, the maximum additional contingent consideration payable was approximately $27.9 million and will be determined and payable through 2012. Since these acquisitions occurred before the adoption of ASC 805-10, these amounts are not classified as liabilities and are not reflected in the Company’s financial statements until the amounts are fixed and determinable.

(5)	Long-Term Contracts
In December 2007, the Company’s wholly-owned subsidiary, Wild Well Control, Inc. (Wild Well), entered into contractual arrangements pursuant to which it is decommissioning seven downed oil and gas platforms and related well facilities located offshore in the Gulf of Mexico for a fixed sum of $750 million, which is payable in installments upon the completion of specified portions of work. The contract contains certain covenants primarily related to Wild Well’s performance of the work. The work is currently expected to be completed in the first half of 2010. The revenue related to the contract for decommissioning these downed platforms and well facilities is recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs. Included in other current assets is approximately $320.6 million at September 30, 2009 and $164.4 million at December 31, 2008 of costs and estimated earnings in excess of billings related to this contract.
In connection with the sale of 75% of its interest in SPN Resources, the Company retained preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources. This contract covers only routine end of life well abandonment, pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a remaining fixed price of approximately $142.4 million as of September 30, 2009. The turnkey contract consists of numerous, separate billable jobs estimated to be performed through 2022. Each job is short-term in duration and is individually recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs.
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
On March 14, 2008, the Company sold 75% of its original interest in SPN Resources (see note 4). The Company’s equity-method investment balance in SPN Resources was approximately $55.0 million at September 30, 2009 and $65.2 million at December 31, 2008. The Company recorded losses from its equity-method investment in SPN Resources of approximately $7.3 million for the nine months ended September 30, 2009. From the date of sale through September 30, 2008, the Company recorded earnings from its equity-method investment in SPN Resources of approximately $16.5 million. Additionally, the Company received $3.3 million and $17.0 million of cash distributions from its equity-method investment in SPN Resources for the nine months ended September 30, 2009 and 2008, respectively. The Company, where possible and at competitive rates, provides its products and services to assist SPN Resources in producing and developing its oil and gas properties. The Company had a receivable from this equity-method investment of approximately $2.4 million at both September 30, 2009 and December 31, 2008. The Company also recorded revenue from this equity-method investment of approximately $10.9 million for the nine months ended September 30, 2009 and $12.0 million from the date of sale through September 30, 2008. The Company also reduces its revenue and its investment in SPN Resources for its respective ownership interest when products and services are provided to and capitalized by SPN Resources. As these capitalized costs are depleted by SPN Resources, the Company then increases its revenue and investment in SPN Resources. As such, the Company recorded a net increase in revenue and its investment in SPN Resources of approximately $0.5 million for the nine months ended September 30, 2009. The Company recorded a net decrease in revenue and its investment in SPN Resources of approximately $0.5 million from the date of sale through September 30, 2008.
As of September 30, 2009, the Company owned a 40% interest in Beryl Oil and Gas L.P. (BOG). The Company’s total cash contribution for this equity-method investment in BOG was approximately $57.8 million. As a result of continued negative BOG operating results, lack of viable interested buyers and unsuccessful attempts to renegotiate the terms and conditions of its loan agreements with lenders on terms that preserve the Company’s investment, the Company wrote off the remaining carrying value of its investment in BOG, $36.5 million, in the second quarter of 2009 and suspended recording its share of BOG’s operating results under equity-method accounting. The Company’s equity-method investment balance in BOG was approximately $56.4 million at December 31, 2008. During the six months ended June 30, 2009, the Company recorded $14.0 million of losses, wrote off $6.1 million of other comprehensive loss (through its equity account) related to hedging activities and recorded a $0.2 million increase to its investment in BOG for services provided by the Company that were capitalized by BOG. The

Company had a receivable from this equity-method investment of approximately $2.0 million at September 30, 2009 and $1.0 million at December 31, 2008. The Company also recorded revenue of approximately $6.1 million and $0.7 million from BOG for the nine months ended September 30, 2009 and 2008, respectively.
Also included in equity-method investments at September 30, 2009 and December 31, 2008 is an approximate $0.7 million investment for a 50% ownership in a company that owns an airplane. The Company recorded approximately $0.2 million in expense to lease the airplane (exclusive of operating costs) from this company for the nine months ended September 30, 2009 and 2008. Earnings for this equity-method investment are not material.
Summarized financial information for significant investments that are accounted for using the equity-method of accounting is as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Revenues	$119,611	$163,203
Cost of sales	54,244	52,935

Gross profit	$65,367	$110,268

Income (loss) from continuing operations	$(33,209)	$33,747

Net loss	$(65,321)	$8,358

Subsequent Event
In October 2009, Dynamic Beryl Holdings, LLC (Dynamic Beryl) acquired BOG in connection with a restructuring of BOG in which the previously existing debt obligations of BOG were partially extinguished and otherwise renegotiated. Simultaneous with that acquisition, the Company acquired a 23% membership interest in Dynamic Beryl for approximately $8.1 million. The Company’s 23% membership interest in Dynamic Beryl and its proportionate share of operating results will be accounted for using the equity-method.
(7)	Fair Value Measurements
In January 2008, the Company adopted Accounting Standards Codification 820-10 (ASC 820-10), “Fair Value Measurements and Disclosures” (formerly Statement of Financial Accounting Standards No. 157), for its financial assets and liabilities. The adoption of ASC 820-10 did not have a material impact on its fair value measurements.
ASC 820-10 establishes a fair value framework requiring the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30,
	2009	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$12,171	$4,517	$7,654	—

Non-qualified deferred compensation liabilities	$15,235	—	$15,235	—

	December 31,
	2008	Level 1	Level 2	Level 3
Non-qualified deferred compensation assets	$7,212	—	$7,212	—

Non-qualified deferred compensation liabilities	$8,254	—	$8,254	—
The Company’s non-qualified deferred compensation plan allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more hypothetical investment funds (see note 8). The Company entered into a separate trust agreement, subject to general creditors, to segregate the assets of the plan and reports the accounts of the trust in its condensed consolidated financial statements. These investments are reported at fair value based on unadjusted quoted prices in active markets for identifiable assets and observable inputs for similar assets and liabilities, which represents Levels 1 and 2, respectively in the ASC 820-10 fair value hierarchy. The realized and unrealized holding gains and losses related to non-qualified deferred compensation assets are recorded in interest expense, net. The realized and unrealized holding gains and losses related to non-qualified deferred compensation liabilities are recorded in general and administrative expenses.
Effective January 1, 2009, the Company adopted ASC 820-10 for its non-financial assets and non-financial liabilities that are remeasured at fair value on a non-recurring basis. In accordance with ASC 360-10, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the second quarter of 2009, due to continued decline in demand for services in the domestic land markets, the Company identified impairments of certain amortizable intangible assets of approximately $92.7 million (see note 3). Additionally, during the same quarter, the Company recorded a $36.5 million reduction in the value of its equity-method investment in BOG. In April 2009, BOG defaulted under its loan agreements due primarily to the impact of pipeline curtailments from Hurricanes Gustav and Ike in 2008 and the decline of natural gas and oil prices. As a result of continued negative BOG operating results, lack of viable interested buyers and unsuccessful attempts to renegotiate the terms and conditions of its loan agreements with lenders on terms that would preserve the Company’s investment, the Company wrote off the remaining carrying value of its investment in BOG (see note 6).
The following table reflects the fair value measurements used in testing the impairment of intangible assets and equity-method investments during the nine months ended September 30, 2009 (in thousands):

		Fair Value Measurements Using
	September 30,				Total
	2009	Level 1	Level 2	Level 3	Losses
Intangible and other long-term assets, net	$-0-	—	—	$-0-	$(92,683)

Equity-method investments	$-0-	—	—	$-0-	$(36,486)
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

The fair value of the Company’s financial instruments of cash equivalents, accounts receivable, equity-method investments and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company’s long-term debt was approximately $717.3 million and $515.5 million at September 30, 2009 and December 31, 2008, respectively. The fair value of these debt instruments is determined by reference to the market value of the instrument as quoted in an over-the-counter market.
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
Stock Options
The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the nine months ended September 30, 2009 and 2008 was approximately $1.8 million and $2.0 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock
The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. The Company’s compensation expense related to shares of outstanding restricted stock for the nine months ended September 30, 2009 and 2008 was approximately $4.4 million and $3.7 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock Units
The Company has issued restricted stock units (RSUs) to its non-employee directors under its stock incentive plans. Annually, each non-employee director is issued a number of RSUs having an aggregate dollar value determined by the Company’s Board of Directors. An RSU represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to RSUs for the nine months ended September 30, 2009 and 2008 was approximately $0.5 million and $0.6 million, respectively, which is reflected in general and administrative expenses.
Performance Share Units
The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three year performance period associated with each PSU grant. The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.” The PSUs provide for settlement in cash or up to 50% in equivalent value in the Company’s common stock, if the participant has met specified continued service requirements. The Company’s compensation expense related to all outstanding PSUs for the nine months ended September 30, 2009 and 2008 was approximately $4.1 million and $5.9 million, respectively, which is reflected in general and administrative expenses. The Company has recorded a current liability of approximately $4.7 million and $5.6 million at September 30, 2009 and December 31, 2008, respectively, for outstanding PSUs, which is reflected in accrued expenses. Additionally, the Company has recorded a long-term liability of approximately $6.3 million and $6.9 million at September 30, 2009 and December 31, 2008, respectively, for outstanding PSUs, which is reflected in other long-term liabilities. During the nine month period ended September 30, 2009, the Company paid approximately $4.7 million in cash and issued approximately 71,400 shares of its common stock to its employees to settle PSUs for the three year performance period ended December 31, 2008. During the nine month period ended September 30, 2008, the Company paid approximately $2.9 million in cash and issued approximately

74,400 shares of its common stock to its employees to settle PSUs for the three year performance period ended December 31, 2007.
Employee Stock Purchase Plan
The Company has employee stock purchase plans under which an aggregate of 1,250,000 shares of common stock were reserved for issuance. Under these stock purchase plans, eligible employees can purchase shares of the Company’s common stock at a discount. The Company received $1.6 million and $1.2 million related to shares issued under these plans for the nine month periods ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded compensation expense of approximately $0.3 million and $0.2 million, respectively, which is reflected in general and administrative expenses. Additionally, the Company issued approximately 115,300 and 32,600 shares for the nine month period ended September 30, 2009 and 2008, respectively, related to these stock purchase plans.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan which allows certain highly compensated employees the option to defer up to 75% of their base salary, up to 100% of their bonus, and up to 100% of the cash portion of their performance share unit compensation to the plan. Payments are made to participants based on their annual enrollment elections and plan balance. Participants earn a return on their deferred compensation that is based on hypothetical investments in certain mutual funds. Changes in market value of these hypothetical participant investments are reflected as an adjustment to the deferred compensation liability of the Company with an offset to compensation expense (see note 7).
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
(10)	Stockholders’ Equity
On January 1, 2009, the Company retrospectively adopted ASC 470-20, which requires the proceeds from the issuance of exchangeable debt instruments to be allocated between a liability component (issued at a discount) and an equity component. As a result of the retrospective adoption of ASC 470-20, the stockholders’ equity previously stated as of December 31, 2008 increased by approximately $34.7 million (see note 2).
In September 2007, the Company’s Board of Directors authorized a $350 million share repurchase program that expires on December 31, 2009. Under this program, the Company can purchase shares through open market transactions at prices deemed appropriate by management. The Company did not purchase any shares of its common stock during the nine months ended September 30, 2009 pursuant to its share repurchase program. During the nine months ended September 30, 2008, the Company purchased 1,770,000 shares of its common stock for an aggregate amount of $64.2 million under this program.

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
Summarized financial information concerning the Company’s segments for the three and nine months ended September 30, 2009 and 2008 is shown in the following tables (in thousands):
Three Months Ended September 30, 2009

	Well	Rental			Consolidated
	Intervention	Tools	Marine	Unallocated	Total

Revenues	$254,335	$100,832	$31,288	$—	$386,455
Cost of services, rentals and sales (exclusive of items shown separately below)	160,237	36,211	19,226	—	215,674
Depreciation and amortization	22,602	26,789	3,329	—	52,720
General and administrative expenses	39,933	19,892	3,600	—	63,425
Income from operations	31,563	17,940	5,133	—	54,636
Interest expense, net	—	—	—	(12,320)	(12,320)
Loss from equity-method investments, net	—	—	—	(4,161)	(4,161)

Income (loss) before income taxes	$31,563	$17,940	$5,133	$(16,481)	$38,155

Three Months Ended September 30, 2008

	Well	Rental			Consolidated
	Intervention	Tools	Marine	Unallocated	Total

Revenues	$319,798	$136,600	$33,884	$—	$490,282
Cost of services, rentals and sales (exclusive of items shown separately below)	168,903	46,422	21,285	—	236,610
Depreciation and amortization	18,424	23,533	2,885	—	44,842
General and administrative expenses	42,122	23,017	3,240	—	68,379
Income from operations	90,349	43,628	6,474	—	140,451
Interest expense, net	—	—	—	(11,659)	(11,659)
Earnings from equity-method investments, net	—	—	—	23,167	23,167

Income before income taxes	$90,349	$43,628	$6,474	$11,508	$151,959

Nine Months Ended September 30, 2009

	Well	Rental			Consolidated
	Intervention	Tools	Marine	Unallocated	Total

Revenues	$773,513	$329,309	$81,903	$—	$1,184,725
Cost of services, rentals and sales (exclusive of items shown separately below)	473,240	111,549	50,618	—	635,407
Depreciation and amortization	66,267	78,436	8,863	—	153,566
General and administrative expenses	113,154	65,952	9,588	—	188,694
Reduction in value of intangible assets	92,683	—	—	—	92,683
Income from operations	28,169	73,372	12,834	—	114,375
Interest expense, net	—	—	—	(37,328)	(37,328)
Loss from equity-method investments, net	—	—	—	(21,331)	(21,331)
Reduction in value of equity-method investments	—	—	—	(36,486)	(36,486)

Income (loss) before income taxes	$28,169	$73,372	$12,834	$(95,145)	$19,230

Nine Months Ended September 30, 2008

					Oil & Gas
	Well	Rental			Eliminations	Consolidated
	Intervention	Tools	Marine	Oil & Gas	& Unallocated	Total

Revenues	$850,804	$401,700	$82,964	$55,072	$(1,212)	$1,389,328
Cost of services, rentals and sales (exclusive of items shown separately below)	462,783	131,857	56,411	12,986	(1,212)	662,825
Depreciation, depletion, amortization and accretion	51,981	66,558	7,337	2,799	—	128,675
General and administrative expenses	117,211	69,701	8,719	8,780	—	204,411
Gain on sale of businesses	500	3,332	—	37,114	—	40,946
Income from operations	219,329	136,916	10,497	67,621	—	434,363
Interest expense, net	—	—	—	—	(34,865)	(34,865)
Earnings from equity-method investments, net	—	—	—	19,359	—	19,359

Income (loss) before income taxes	$219,329	$136,916	$10,497	$86,980	$(34,865)	$418,857

Identifiable Assets

	Well	Rental			Consolidated
	Intervention	Tools	Marine	Unallocated	Total
September 30, 2009	$1,457,151	$773,871	$291,257	$64,685	$2,586,964

December 31, 2008	$1,343,710	$762,848	$239,572	$144,015	$2,490,145

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2009	2008	2009	2008
United States	$294,316	$411,373	$948,851	$1,153,141
Other Countries	92,139	78,909	235,874	236,187

Total	$386,455	$490,282	$1,184,725	$1,389,328

	September 30,	December 31,
Long-Lived Assets:	2009	2008
United States	$971,188	$938,453
Other Countries	237,631	176,488

Total	$1,208,819	$1,114,941

(12)	Guarantee
As part of SPN Resources’ acquisition of its oil and gas properties, the Company guaranteed SPN Resources’ performance of its decommissioning liabilities. In accordance with Accounting Standards Codification 460-10, “Guarantees” (formerly Statement of Financial Accounting Standards Interpretation No. 45), the Company has assigned an estimated value of $2.9 million related to decommissioning performance guarantees, which is reflected in other long-term liabilities. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event that SPN Resources defaults on the decommissioning liabilities existing at the closing date, the total maximum potential obligation under these guarantees is estimated to be approximately $115.5 million, net of the contractual right to receive payments from third parties, which is approximately $26.9 million, as of September 30, 2009. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled by SPN Resources.

(13)	Other Comprehensive Loss
The following tables reconcile the change in accumulated other comprehensive loss for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Accumulated other comprehensive loss, June 30, 2009 and 2008, respectively	$(14,246)	$(7,775)

Other comprehensive income (loss):
Other comprehensive income (loss), net of tax
Hedging activities:
Unrealized gain on equity-method investments’ hedging activities, net of tax of $11,127 in 2008	—	18,947
Foreign currency translation adjustment	(4,338)	(16,693)

Total other comprehensive income (loss)	(4,338)	2,254

Accumulated other comprehensive loss, September 30, 2009 and 2008, respectively	$(18,584)	$(5,521)

	Nine Months Ended
	September 30,
	2009	2008
Accumulated other comprehensive income (loss), December 31, 2008 and 2007, respectively	$(32,641)	$9,078

Other comprehensive income (loss):
Other comprehensive income (loss), net of tax
Hedging activities:
Unrealized gain (loss) on equity-method investments’ hedging activities, net of tax of ($2,279) in 2009 and $332 in 2008	(3,881)	564
Foreign currency translation adjustment	17,938	(15,163)

Total other comprehensive income (loss)	14,057	(14,599)

Accumulated other comprehensive loss, September 30, 2009 and 2008, respectively	$(18,584)	$(5,521)

(14)	Income Taxes
The Company has adopted the provisions of Accounting Standards Codification 740-10, “Income Taxes” (formerly Statement of Financial Accounting Standards Interpretation No. 48). It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. The Company had approximately $9.7 million of unrecorded tax benefits at September 30, 2009 and December 31, 2008, all of which would impact the Company’s effective tax rate if recognized. The unrecorded tax benefits are not considered material to the Company’s financial position.
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
(16)	Subsequent Events
In October 2009, the Company acquired a 23% membership interest in Dynamic Beryl for $8.1 million. Dynamic Beryl’s acquisition of BOG was part of a restructuring of BOG in which the previously existing debt obligations of BOG were partially extinguished and otherwise renegotiated. The Company’s 23% membership in Dynamic Beryl and its proportionate share of operating results will be accounted for using the equity-method.
In May 2009, the Financial Accounting Standards Board issued Accounting Standards Codification 855-10 (ASC 855-10), “Subsequent Events” (formerly Statement of Financial Accounting Standards No. 165), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In accordance with ASC 855-10, the Company has evaluated subsequent events through November 3, 2009.
(17)	New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-01 (ASC Topic 105), “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards No. 168), which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification is considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it changes the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and the principal impact on the Company’s financial statements is limited to disclosures as all current and future references to authoritative accounting literature will be referenced in accordance with the Codification.
In June 2009, the Financial Accounting Standards Board issued its Accounting Standards Codification 810-10 (ASC 810-10), “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (formerly Statement of Financial Accounting Standards No. 167), for determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810-10 is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact the adoption of ASC 810-10 will have on its results of operations and financial position.

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
Executive Summary
During the third quarter of 2009, revenue was $386.5 million, income from operations was $54.6 million, net income was $24.4 million and net income per share was $0.31. The results include $6.2 million in non-cash losses from our equity-method investments, which include unrealized losses from hedging contracts of $1.5 million and other non-cash charges of $4.7 million.
The factors driving our improved performance relative to the second quarter of 2009 were (1) a 46% increase in international revenue attributable to the well intervention segment as a result of well control projects in Africa and more demand for cased hole wireline and hydraulic workover and snubbing services in Europe; (2) a 17% increase in international revenue attributable to the rental tool segment due to sales of accommodation units in the Middle East and increased rentals of drill pipe in Latin America, and (3) a 3% increase in our Gulf of Mexico revenue due to a 15% increase in marine revenue and 4% increase in well intervention revenue offset by an 8% decrease for rental tools as a result of increased demand for our services and liftboats during the traditional work season in the shallow water Gulf of Mexico market.
As compared with the second quarter of 2009, our international revenue increased 30% to approximately $92.1 million, our Gulf of Mexico revenue increased 3% to approximately $222.9 million and our domestic land revenue decreased 4% to approximately $71.4 million.
Well intervention segment revenue was $254.3 million, a 10% increase from the second quarter of 2009, and income from operations was $31.6 million. Our international revenue in this segment increased 46% due to the aforementioned increases in well control activity in Africa and demand for cased hole wireline and hydraulic workover and snubbing services in Europe. Gulf of Mexico and domestic land revenue increased approximately 4%. In the Gulf of Mexico, revenue was higher as a result of increased demand for many of our production-related services, as well as our plug and abandonment services. The primary factor for the higher revenue in the domestic land markets was increased demand for hydraulic workover and snubbing services.
In our rental tools segment, revenue was $100.8 million, a 2% decrease as compared with the second quarter of 2009, and income from operations was $17.9 million, an 11% decrease from the second quarter of 2009. A 17% increase in international revenue partially offset an 8% decrease in Gulf of Mexico revenue and a 14% decrease in domestic land revenue. Most of the Gulf of Mexico revenue decrease is from reduced demand for drill pipe, specialty tubulars, stabilization equipment and accommodations. We view much of the decline as temporary because it came from the deepwater markets, where several projects were in transition. In the domestic land markets, rentals of accommodations increased while rentals of stabilization equipment and drill pipe were lower. Our income from operations as a percentage of revenue decreased to 18% from 20% due mainly to business mix, with a larger percentage of our revenue coming from the lower-margin accommodations business as compared with the prior quarter.
In our marine segment, revenue was $31.3 million and income from operations was $5.1 million. These represent increases of 14% in revenue and 4% in income from operations as compared with the second quarter of 2009. The increase is primarily attributable to seasonal increases in activity as utilization increased to 62% from 53% in the second quarter of 2009. In addition, we had a full quarter contribution from both of our 265-foot class liftboats. Dayrates decreased for most of our liftboats.
We anticipate activity in both the domestic land and Gulf of Mexico markets will decrease during the winter months as seasonal factors, including weather, holiday downtime and the desire of our customers to curtail spending during this period, will reduce activity levels in these markets across the majority of our product and service lines during the fourth quarter of 2009 and into the first quarter of 2010.
Comparison of the Results of Operations for the Three Months Ended September 30, 2009 and 2008
For the three months ended September 30, 2009, our revenues were $386.5 million, resulting in a net income of $24.4 million, or $0.31 income per share. Included in the results for the three months ended September 30, 2009 were $6.2 million of non-cash losses from equity-method investments that include $1.5 million of our share of unrealized losses associated with mark-to-market changes in the value of outstanding hedging contracts put in place by SPN Resources and $4.7 million of other non-cash charges related to SPN Resources. For the three months ended September 30, 2008, revenues were $490.3 million and net income was $97.3 million, or $1.19 diluted earnings per share. Included in the results for the three months ended September 30, 2008 were $23.2 million of earnings from equity-method investments, which included $19.2 million of pre-tax gains associated with our share of mark-to-market changes in the value of derivative contracts put in place by SPN Resources. Revenues for the three months ended September 30, 2009 were lower in the well intervention segment due to a decrease in work related to a large-scale decommissioning project as well as a decrease in domestic land revenue. Revenue also decreased in the rental tools segment primarily due to decreased rentals of accommodations and stabilization equipment in our domestic land markets. During the three months ended September 30, 2009, revenue in our marine segment decreased due to lower utilization.
The following table compares our operating results for the three months ended September 30, 2009 and 2008 (in thousands). Cost of services, rentals and sales excludes depreciation and amortization for each of our business segments.

	Revenue			Cost of Services, Rentals and Sales
	2009	2008	Change	2009	%	2008	%	Change
Well Intervention	$254,335	$319,798	$(65,463)	$160,237	63%	$168,903	53%	$(8,666)
Rental Tools	100,832	136,600	(35,768)	36,211	36%	46,422	34%	(10,211)
Marine	31,288	33,884	(2,596)	19,226	61%	21,285	63%	(2,059)

Total	$386,455	$490,282	$(103,827)	$215,674	56%	$236,610	48%	$(20,936)

The following provides a discussion of our results on a segment basis:
Well Intervention Segment
Revenue from our well intervention segment was $254.3 million for the three months ended September 30, 2009, as compared to $319.8 million for the same period in 2008. Cost of services percentage increased to 63% of segment revenue for the three months ended September 30, 2009 from 53% for the same period in 2008. Our decrease in revenue and profitability is primarily attributable to a decrease in revenue from the domestic land markets related to coiled tubing and cased hole wireline, snubbing and well control services. Additionally, we performed less work associated with the large-scale decommissioning project in the Gulf of Mexico. Our largest geographic revenue decrease in this segment came from our domestic land markets, which decreased 44% to approximately $49.2 million for the quarter ended September 30, 2009 over the same period in 2008.
Rental Tools Segment
Revenue from our rental tools segment for the three months ended September 30, 2009 was $100.8 million, as compared to $136.6 million for the same period in 2008. Cost of rentals and sales percentage slightly increased to 36% of segment revenue for the three months ended September 30, 2009 from 34% for the same period of 2008. The decrease in rental revenue is primarily related to a decrease in the rentals of our accommodation units and stabilization equipment, specifically in the domestic land market. Rental revenue in our domestic land market decreased 53% to approximately $22.2 million for the quarter ended September 30, 2009 over the same period in 2008. Additionally, rental revenue generated from the Gulf of Mexico and our international markets decreased by 15% and 9%, respectively, for the quarter ended September 30, 2009 over the same period in 2008.
Marine Segment
Our marine segment revenue for the three months ended September 30, 2009 was $31.3 million, an 8% decrease over the same period in 2008. Our cost of services percentage decreased to 61% of segment revenue for the three months ended September 30, 2009 from 63% for the same period in 2008 primarily due to decreased liftboat maintenance costs and direct expenses. The fleet’s average utilization decreased to approximately 62% for the third quarter of 2009 from 81% in the same period in 2008. The utilization decrease was offset by an increase in the fleet’s average dayrate, which increased 19% to approximately $16,300 in the third quarter of 2009 from $13,700 in the third quarter of 2008. The increase in average dayrate was primarily due to the addition of two 265-foot class vessels in the second quarter of 2009.
Depreciation and Amortization
Depreciation and amortization increased to $52.7 million in the three months ended September 30, 2009 from $44.8 million in the same period in 2008. Depreciation and amortization expense related to our well intervention and rental segments for the three months ended September 30, 2009 increased approximately $7.4 million, or 18%, from the same period in 2008. The increase in depreciation and amortization expense for these segments is primarily attributable to our 2009 and 2008 capital expenditures. Depreciation expense related to the marine segment for the three months ended September 30, 2009 increased approximately $0.4 million, or 15%, from the same period in 2008. The increase in depreciation expense for the marine segment is primarily attributable to the delivery of two new 265-foot class liftboats partially offset by the decrease in utilization, as liftboats are depreciated primarily on a units of production basis.
General and Administrative Expenses
General and administrative expenses decreased to $63.4 million for the three months ended September 30, 2009 from $68.4 million for the same period in 2008. The decrease is primarily related to our efforts to reduce expenses during this difficult market coupled with a decrease in insurance and bonus expense based on decreased revenue and profitability.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2009 and 2008
For the nine months ended September 30, 2009, our revenues were $1,184.7 million, resulting in a net income of $12.3 million, or $0.16 income per share. Included in the results for the nine months ended September 30, 2009 were non-cash, pre-tax charges of $92.7 million for the reduction in value of intangible assets and $36.5 million for the reduction in value of our remaining equity-method investment in BOG. Also included in the results for the nine months ended September 30, 2009 were losses of $14.0 million from our share of BOG, $8.9 million of our share of unrealized losses associated with mark-to-market changes in the value of outstanding hedging contracts put in place by SPN Resources and $4.7 million of other non-cash charges related to SPN Resources. For the nine months ended September 30, 2008, revenues were $1,389.3 million and net income was $268.2 million, or $3.27 diluted earnings per share. Included in the results for the nine months ended September 30, 2008 were $40.9 million of pre-tax gains associated with the sale of businesses. Revenue for the nine months ended September 30, 2009 was lower in the well intervention segment due to a decrease in domestic land revenue. Revenue also decreased in the rental tools segment primarily due to decreased rentals of accommodations and stabilization equipment in our domestic land markets. During the nine months ended September 30, 2009, revenue in our marine segment decreased primarily due to lower utilization. No activity was recorded in our oil and gas segment for the nine months ended September 30, 2009 as we sold 75% of our interest in SPN Resources on March 14, 2008.
The following table compares our operating results for the nine months ended September 30, 2009 and 2008 (in thousands). Cost of services, rentals and sales excludes depreciation, depletion, amortization and accretion for each of our business segments. Oil and gas eliminations represent products and services provided to the oil and gas segment by our other segments.

	Revenue			Cost of Services, Rentals and Sales
	2009	2008	Change	2009	%	2008	%	Change
Well Intervention	$773,513	$850,804	$(77,291)	$473,240	61%	$462,783	54%	$10,457
Rental Tools	329,309	401,700	(72,391)	111,549	34%	131,857	33%	(20,308)
Marine	81,903	82,964	(1,061)	50,618	62%	56,411	68%	(5,793)
Oil and Gas	—	55,072	(55,072)	—	—	12,986	24%	(12,986)
Less: Oil and Gas Elim.	—	(1,212)	1,212	—	—	(1,212)	—	1,212

Total	$1,184,725	$1,389,328	$(204,603)	$635,407	54%	$662,825	48%	$(27,418)

The following provides a discussion of our results on a segment basis:
Well Intervention Segment
Revenue of our well intervention segment was $773.5 million for the nine months ended September 30, 2009, as compared to $850.8 million for the same period in 2008, representing a 9% decrease. Cost of services percentage increased to 61% of segment revenue for the nine months ended September 30, 2009 from 54% for the same period in 2008. Our decrease in revenue and profitability is primarily attributable to a decrease in revenue from the domestic land markets related to coiled tubing and cased hole wireline, snubbing and well control services. Accordingly, our largest geographic revenue decrease in this segment came from our domestic land markets, which decreased 38% to approximately $162.7 million for the nine months ended September 30, 2009 over the same period of 2008. Partially offsetting this decrease was an increase in revenue generated in our Gulf of Mexico market. Revenue in the Gulf of Mexico increased approximately $17.3 million, or 4%, for the nine months ended September 30, 2009 over the same period in 2008 primarily due to the increase in level of work associated with various well control projects and plug and abandonment work.

Rental Tools Segment
Revenue of our rental tools segment for the nine months ended September 30, 2009 was $329.3 million, an 18% decrease over the same period in 2008. Cost of rentals and sales percentage increased slightly to 34% of segment revenue for the nine months ended September 30, 2009 from 33% for the same period in 2008. The decrease in rental revenue is primarily related to a decrease in the rentals of our on-site accommodation units and stabilization equipment, specifically in the domestic land market. Rental revenue in our domestic land markets decreased 37% to approximately $85.7 million for the nine months ended September 30, 2009 over the same period in 2008. Additionally, rental revenue generated from the Gulf of Mexico and our international markets decreased by 7% and 9%, respectively, for the nine months ended September 30, 2009 over the same period in 2008.
Marine Segment
Our marine segment revenue for the nine months ended September 30, 2009 was $81.9 million, a 1% decrease over the same period in 2008. Our cost of services percentage decreased to 62% of segment revenue for the nine months ended September 30, 2009 from 68% for the same period in 2008 primarily due to decreased liftboat maintenance costs and direct expenses. The fleet’s average utilization decreased to approximately 55% for the nine months of 2009 from 63% in the same period in 2008. The utilization decrease was offset by an increase in the fleet’s average dayrate, which increased 12% to approximately $16,900 in the nine months of 2009 from $15,100 in the nine months of 2008. The increase in average dayrate was primarily due to the addition of two 265-foot class vessels in second quarter of 2009.
Oil and Gas Segment
On March 14, 2008, we sold 75% of our interest in SPN Resources for approximately $167.2 million. SPN Resources represented substantially all of our operating oil and gas segment. Subsequent to March 14, 2008, we have accounted for our remaining interest in SPN Resources using the equity-method.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $153.6 million in the nine months ended September 30, 2009 from $128.7 million in the same period in 2008. Depreciation and amortization expense related to our well intervention and rental segments for the nine months ended September 30, 2009 increased approximately $26.2 million, or 22%, from the same period in 2008. The increase in depreciation and amortization expense for these segments is primarily attributable to our 2009 and 2008 capital expenditures. Depreciation expense related to the marine segment for the nine months ended September 30, 2009 increased approximately $1.5 million, or 21%, from the same period in 2008. The increase in depreciation expense for the marine segment is primarily attributable to the delivery of two vessels partially offset by the decrease in utilization, as liftboats are depreciated primarily on a units of production basis. These increases were offset by the $2.8 million decrease in the oil and gas segment as we sold 75% of our interest in SPN Resources in March 2008.
General and Administrative Expenses
General and administrative expenses decreased to $188.7 million for the nine months ended September 30, 2009 from $204.4 million for the same period in 2008. The decrease is primarily due to the sale of 75% of our interest in SPN Resources in March 2008 along with our efforts to reduce expenses during these difficult market conditions.
Reduction in Value of Assets
During the nine months ended September 30, 2009, we recorded approximately $92.7 million of impairment expense relating to our intangible assets within our well intervention segment. This reduction in value of intangible assets is primarily due to the decline in demand for services in the domestic land markets.
Additionally, we recorded a $36.5 million expense to write off our remaining investment in BOG, an equity-method investment in which we owned a 40% interest as of September 30, 2009. In April 2009, BOG defaulted under its loan agreements due primarily to the impact of pipeline curtailments from Hurricanes Gustav and Ike in 2008 and the decline of natural gas and oil prices. As a result of continued negative BOG operating results, lack of viable interested buyers and unsuccessful attempts to renegotiate the terms and conditions of BOG’s loan agreements, we wrote off the remaining carrying value of our investment in BOG.
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
In the nine months ended September 30, 2009, we generated net cash from operating activities of $176.9 million as compared to $308.7 million in the same period of 2008. This decrease is primarily attributable to the increase in costs and estimated earnings in excess of billings related to the large-scale decommissioning contract in the Gulf of Mexico, which is currently expected to be completed by the end of the first half of 2010. Included in other current assets is approximately $320.6 million at September 30, 2009 and $164.4 million at December 31, 2008 of costs and estimated earnings in excess of billings related to this project. Billings, and subsequent receipts, are based on the completion of milestones. We are working on several aspects of this project at the same time, so we continue to incur costs and recognize revenue in advance of completing milestones. Our primary liquidity needs are for working capital, capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under our revolving credit facility. We had cash and cash equivalents of $34.3 million at September 30, 2009 compared to $44.9 million at December 31, 2008.
We spent $241.6 million of cash on capital expenditures during the nine months ended September 30, 2009. Approximately $101.0 million was used to expand and maintain our rental tool equipment inventory, approximately $56.0 million was spent on our marine segment and approximately $71.5 million was used to expand and maintain the asset base of our well intervention segment.
In April 2008, we contracted to purchase a 50% interest in four 265-foot class liftboats. The first two vessels were placed in service during April and May of 2009, and are currently working in the Gulf of Mexico. Construction on the two remaining vessels was suspended in March 2009, as a result of disputes with the builder. Those disputes have been resolved and the uncompleted vessels have been delivered to a different shipyard to be completed. We expect the remaining two vessels to be completed during the first half of 2011. In September 2009, we acquired the other 50% interest in the four liftboats for a total price of $38.1 million, following the other owner’s exercise of an option requiring us to purchase its interest in these liftboats.
In May 2009, we amended our revolving credit facility to increase the borrowing capacity to $325 million from $250 million. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. Costs incurred during the nine months ended September 30, 2009 associated with amending the revolving credit facility were approximately $2.3 million. These costs were capitalized and are being amortized over the remaining term of the credit facility. At September 30, 2009, we had $57.2 million outstanding under the bank credit facility. We also had approximately $12.1 million of letters of credit outstanding, which reduces our borrowing capacity under this credit facility. The current amounts outstanding on the revolving credit facility are primarily due to increased working capital needs for our large-scale decommissioning project. As of October 30, 2009, we had $29.5 million outstanding under the bank credit facility. Borrowings under the credit facility bear interest at a LIBOR rate plus margins that depend on our leverage ratio. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness.
At September 30, 2009, we had outstanding $14.6 million in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on June 3rd and December 3rd of each year through the maturity date of June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements.

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
We also have outstanding $400 million of 1.50% senior exchangeable notes due 2026. The exchangeable notes bear interest at a rate of 1.50% per annum and decrease to 1.25% per annum on December 15, 2011. Interest on the exchangeable notes is payable semi-annually in arrears on December 15th and June 15th of each year through the maturity date of December 15, 2026. The exchangeable notes do not contain any restrictive financial covenants.
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
As of September 30, 2009, our accounts receivable in Venezuela comprised approximately 6% of our total accounts receivable. While we have experienced an increased delay in receiving payment on our receivables in Venezuela, we have received approximately $8.2 million in payments during the three month period ended September 30, 2009. We will continue to closely monitor the situation in Venezuela.

The following table summarizes our contractual cash obligations and commercial commitments at September 30, 2009 (amounts in thousands) for our long-term debt (including estimated interest payments), operating leases and other long-term liabilities. We do not have any other material obligations or commitments.

	Remaining
	Three
	Months
Description	2009	2010	2011	2012	2013	2014	Thereafter

Long-term debt, including estimated interest payments	$14,841	$31,267	$86,449	$27,231	$27,179	$316,814	$474,354
Operating leases	3,696	13,452	7,536	4,697	2,872	970	14,248
Other long-term liabilities	—	12,256	13,260	6,849	3,094	299	13,209

Total	$18,537	$56,975	$107,245	$38,777	$33,145	$318,083	$501,811

We currently believe that we will spend approximately $40 million to $50 million on capital expenditures, excluding acquisitions, during the remaining three months of 2009. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
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
Off-Balance Sheet Financing Arrangements
We have no off-balance sheet financing arrangements other than the potential additional consideration that may be payable as a result of the future operating performances of our acquisitions. At September 30, 2009, the maximum additional consideration payable for these acquisitions was approximately $27.9 million. Since these acquisitions occurred before the adoption of ASC 805-10 (formerly Statement of Financial Accounting Standards No. 141(R)), these amounts are not classified as liabilities and are not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.
Hedging Activities
We enter into forward foreign exchange contracts to mitigate the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. During the nine months ended September 30, 2009, we held outstanding foreign currency forward contracts in order to hedge exposure to currency fluctuations between the British Pound Sterling and the Euro. These contracts were not accounted for as hedges and were marked to fair market value each period. As of September 30, 2009, we had no outstanding foreign currency forward contracts.
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-01 (ASC Topic 105), “Generally Accepted Accounting Principles” (formerly Statement of Financial Accounting Standards No. 168), which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification is considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it changes the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and the principal impact on our financial statements is limited to disclosures as all current and future references to authoritative accounting literature will be referenced in accordance with the Codification.
In June 2009, the Financial Accounting Standards Board issued its Accounting Standards Codification 810-10 (ASC 810-10), “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (formerly Statement of Financial Accounting Standards No. 167), for determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810-10 is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the impact the adoption of ASC 810-10 will have on our results of operations and financial position.
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
When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. As of September 30, 2009, we had no outstanding foreign currency forward contracts.
Interest Rate Risk
At September 30, 2009, $57.2 million of our long-term debt outstanding had variable interest rates. Based on the amount of this debt outstanding at September 30, 2009, a 10% increase in the variable interest rate would increase our interest expense for the nine months ended September 30, 2009 by approximately $148,000, while a 10% decrease would decrease our interest expense by approximately $148,000.
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
Item 4. Controls and Procedures
a.	Evaluation of disclosure control and procedures. As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
b.	Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits
          (a) The following exhibits are filed with this Form 10-Q:

3.1	Composite Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 7, 2009).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 12, 2007).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: November 6, 2009	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)