Form 10-Q
period 2010-03-31
SUPERIOR ENERGY SERVICES INC
filed 2010-05-07
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares of the registrant’s common stock outstanding on April 30, 2010 was 78,577,132.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended March 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(in thousands, except share data)

	3/31/2010	12/31/2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$53,948	$206,505
Accounts receivable, net	388,497	337,151
Income taxes receivable	—	12,674
Prepaid expenses	26,539	20,209
Other current assets	278,471	287,024

Total current assets	747,455	863,563

Property, plant and equipment, net	1,263,760	1,058,976
Goodwill	575,183	482,480
Notes receivable	82,300	—
Equity-method investments	59,941	60,677
Intangible and other long-term assets, net	72,363	50,969

Total assets	$2,801,002	$2,516,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$75,391	$63,466
Accrued expenses	149,640	133,602
Income taxes payable	2,315	—
Deferred income taxes	43,601	30,501
Current portion of decommissioning liabilities	18,633	—
Current maturities of long-term debt	810	810

Total current liabilities	290,390	228,379

Deferred income taxes	207,097	209,053
Decommissioning liabilities	109,232	—
Long-term debt, net	899,711	848,665
Other long-term liabilities	102,687	52,523

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 78,563,330 shares at March 31, 2010 and 78,559,350 shares at December 31, 2009	79	79
Additional paid in capital	389,898	387,885
Accumulated other comprehensive loss, net	(28,695)	(18,996)
Retained earnings	830,603	809,077

Total stockholders’ equity	1,191,885	1,178,045

Total liabilities and stockholders’ equity	$2,801,002	$2,516,665

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2010 and 2009
(in thousands, except per share data)
(unaudited)

	2010	2009
Revenues	$364,511	$437,109

Costs and expenses:
Cost of services (exclusive of items shown separately below)	199,052	222,465
Depreciation, depletion, amortization and accretion	51,048	49,868
General and administrative expenses	70,724	64,986

Total costs and expenses	320,824	337,319

Income from operations	43,687	99,790

Other income (expense):
Interest expense, net	(14,038)	(13,288)
Earnings from equity-method investments, net	3,985	2,256

Income before income taxes	33,634	88,758

Income taxes	12,108	31,953

Net income	$21,526	$56,805

Basic earnings per share	$0.27	$0.73

Diluted earnings per share	$0.27	$0.72

Weighted average common shares used in computing earnings per share:
Basic	78,534	78,032
Incremental common shares from stock-based compensation	819	396

Diluted	79,353	78,428

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
(in thousands)
(unaudited)

	2010	2009
Cash flows from operating activities:
Net income	$21,526	$56,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	51,048	49,868
Deferred income taxes	3,565	27,151
Tax benefit from exercise of stock options	(70)	—
Stock-based and performance share unit compensation expense, net	4,760	3,277
Retirement and deferred compensation plans expense, net	150	1,445
Earnings from equity-method investments, net of cash received	2,035	1,099
Amortization of debt acquisition costs and note discount	5,849	5,305
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(26,665)	6,211
Other current assets	22,601	(69,846)
Accounts payable	(8,108)	(27,517)
Accrued expenses	(4,098)	(9,813)
Income taxes	14,522	(23,769)
Other, net	250	(3,872)

Net cash provided by operating activities	87,365	16,344

Cash flows from investing activities:
Payments for capital expenditures	(76,559)	(82,270)
Acquisitions of businesses, net of cash acquired	(206,772)	—
Other	(1,938)	(2,440)

Net cash used in investing activities	(285,269)	(84,710)

Cash flows from financing activities:
Net borrowings from revolving credit facility	46,200	133,400
Proceeds from exercise of stock options	108	9
Tax benefit from exercise of stock options	70	—
Proceeds from issuance of stock through employee benefit plans	599	677
Other	(545)	—

Net cash provided by financing activities	46,432	134,086

Effect of exchange rate changes on cash	(1,085)	(199)

Net increase (decrease) in cash and cash equivalents	(152,557)	65,521

Cash and cash equivalents at beginning of period	206,505	44,853

Cash and cash equivalents at end of period	$53,948	$110,374

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three Months Ended March 31, 2010
(1) Basis of Presentation
Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three months ended March 31, 2010 and 2009 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2010 presentation.
(2) Acquisitions
Hallin
On January 26, 2010, the Company acquired 100% of the equity interest of Hallin Marine Subsea International Plc (Hallin), for approximately $162.3 million of cash. Additionally, the Company repaid approximately $55.5 million of Hallin’s debt. Hallin is an international provider of integrated subsea services and engineering solutions, focused on installing, maintaining and extending the life of subsea wells. Hallin operates in international offshore oil and gas markets with offices and facilities located in Singapore; Jakarta, Indonesia; Perth, Australia; Aberdeen, Scotland; and Houston, Texas. The acquisition of Hallin provides the Company the opportunity to enhance its position in the subsea and well enhancement market through its existing subsea assets (remotely operated vehicles, saturation diving systems, chartered and owned vessels) and newbuild vessel program.
The following table summarizes the consideration paid for Hallin and the fair value of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Current assets	$42,096
Property, plant and equipment	147,721
Equity-method investments	1,299
Identifiable intangible assets	118,150
Current liabilities	(30,217)
Deferred income taxes	(8,130)
Other long term liabilities	(53,159)

Total consideration paid	$217,760

Identifiable intangible assets include goodwill of $93.7 million and amortizable intangibles of $24.5 million. Goodwill consists of assembled workforce, entry into new international markets and business lines as well as synergistic opportunities created by combining the operations of Hallin and the Company. All of the goodwill was assigned to the Company’s subsea and well enhancement segment. None of the goodwill recognized is expected to be deductible for income tax purposes. Amortizable intangibles consist of tradenames and customer relationships that have a weighted average useful life of 18 years.
The fair value of the current assets acquired includes trade receivables with a fair value of $19.3 million. The gross amount due from customers is $21.4 million, of which $2.1 million is deemed to be doubtful.

The Company expensed a total of $0.4 million of acquisition-related costs during the three month period ended March 31, 2010, which was recorded as general and administrative expenses in the condensed consolidated statements of operations. An additional $4.9 million of acquisition-related costs, a portion of which was related to foreign currency exchange loss, was expensed in the year ended December 31, 2009.
Hallin is the lessee of a dynamically positioned subsea vessel under a capital lease expiring in 2019 with a 2 year renewal option. Hallin owns a 5% equity interest in the entity that owns this leased asset. The entity owning this vessel has $33.7 million of debt as of December 31, 2009, all of which is non-recourse to the Company. The amount of the asset and liability under this capital lease is recorded at the present value of the lease payments. This vessel is depreciated using the units-of-production method based on the utilization of the vessel and is subject to a minimum amount of annual depreciation. The units-of-production method is used for this vessel because depreciation occurs primarily through use rather than through the passage of time. Depreciation expense for this asset under the capital lease was $0.2 million from the date of acquisition through March 31, 2010. Included in other long-term liabilities is $36.1 million related to the obligations under this capital lease.
The fair value of the assets acquired and liabilities assumed is provisional pending receipt of the final valuations. Additionally, the Company has provisionally estimated certain tax liabilities related to this acquisition; however, due to the large number of jurisdictions, the complexity of tax laws and the pending tax filings, the Company continues to evaluate these liabilities.
Bullwinkle Platform
On January 31, 2010, Wild Well Control, Inc. (Wild Well), a wholly-owned subsidiary of the Company, acquired 100% ownership of Shell Offshore, Inc.’s Gulf of Mexico Bullwinkle platform and its related assets, including 29 wells, and assumed the decommissioning obligation for such assets. Immediately after Wild Well acquired these assets, it conveyed an undivided 49% interest in these assets and the related well plugging and abandonment obligations to Dynamic Offshore Resources, LLC (Dynamic Offshore), which operates these assets. Additionally, Dynamic Offshore will pay Wild Well to extinguish its 49% portion of the well plugging and abandonment obligation (see note 3). In addition to the revenue generated from oil and gas production, the platform also generates revenue from several production handling arrangements for other subsea fields. At the end of their respective economic lives, Wild Well will plug and abandon the wells and decommission the Bullwinkle platform.
The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Current assets	$3,098
Notes receivable	81,465
Property, plant and equipment	41,996
Decommissioning liabilities	(126,559)

Total consideration paid	$—

Notes receivable consist of a commitment from the seller of the oil and gas properties to pay Wild Well upon the decommissioning of the platform. These notes are recorded at present value, and the related discount is amortized to interest income based on the expected timing of the platform’s removal.

The amounts of revenue and earnings (losses) derived from Hallin and the Bullwinkle platform included in the Company’s condensed consolidated statement of operations for the three month period ended March 31, 2010, and the revenue and earnings of the Company on a consolidated basis as if these acquisitions had occurred on January 1, 2010, or January 1, 2009, with pro forma adjustments to give effect to depreciation and certain other adjustments, together with related income tax effects, are as follows (in thousands, except per share amounts):

			Basic	Diluted
			earnings	earnings
		Net income	(loss)	(loss)
	Revenue	(loss)	per share	per share
Actual from date of acquisition through the period ended March 31, 2010	$19,658	$(457)	$(0.01)	$(0.01)

Supplemental pro forma for the Company:
Three months ending March 31, 2010	$379,035	$19,982	$0.25	$0.25

Three months ending March 31, 2009	$473,357	$62,898	$0.81	$0.80
The Company has no off-balance sheet financing arrangements other than the potential additional consideration that may be payable as a result of the future operating performances of our acquisitions. At March 31, 2010, the maximum additional consideration payable for these acquisitions was approximately $18.1 million and will be determined and payable through 2012. Since these acquisitions occurred before the Company adopted the revised authoritative guidance for business combinations, these amounts are not classified as liabilities and are not reflected in the Company’s condensed consolidated financial statements until the amounts are fixed and determinable. When these amounts are determined, they will be capitalized as part of the purchase price of the related acquisition.
(3) Long-Term Contracts
In January 2010, Wild Well acquired 100% ownership of Shell Offshore, Inc.’s Gulf of Mexico Bullwinkle platform and its related assets, and assumed the decommissioning obligations of such assets. In connection with the conveyance of an undivided 49% interest in these assets and the related well plugging and abandonment obligations, Dynamic Offshore will pay Wild Well to extinguish its portion of the well plugging and abandonment obligation, limited to the estimated current retail obligation. Wild Well currently expects to perform this work through 2014. Each well abandonment project will be short-term in duration and revenue will be recorded using the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs.
In connection with the sale of 75% of its interest in SPN Resources, LLC (SPN Resources) in 2008, the Company retained preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources. This contract covers only routine end of life well abandonment, pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a remaining fixed price of approximately $139.6 million as of March 31, 2010. The turnkey contract consists of numerous, separate billable jobs estimated to be performed through 2022. Each job is short-term in duration and is individually recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs.
In December 2007, Wild Well entered into contractual arrangements pursuant to which it is decommissioning seven downed oil and gas platforms and related well facilities located offshore in the Gulf of Mexico for a fixed sum of $750 million, which is payable in installments upon the completion of specified portions of work. The contract contains certain covenants primarily related to Wild Well’s performance of the work. The work is currently expected to be completed by the end of the second quarter of 2010. The revenue related to the contract for decommissioning these downed platforms and well facilities is recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs. Included in other current assets is approximately $192.4 million at March 31, 2010 and $209.5 million at December 31, 2009 of costs and estimated earnings in excess of billings related to this contract.

(4) Stock-Based Compensation and Retirement Plans
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
Stock Options
The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the three months ended March 31, 2010 and 2009 was approximately $0.6 million and $0.7 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock
The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. The Company’s compensation expense related to shares of outstanding restricted stock for each three month period ended March 31, 2010 and 2009 was approximately $1.5 million, which is reflected in general and administrative expenses.
Restricted Stock Units
The Company has issued restricted stock units (RSUs) to its non-employee directors under its stock incentive plans. Annually, each non-employee director is issued a number of RSUs having an aggregate dollar value determined by the Company’s Board of Directors. An RSU represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to RSUs for the three months ended March 31, 2010 and 2009 was approximately $0.4 million and $0.2 million, respectively, which is reflected in general and administrative expenses.
Performance Share Units
The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three year performance period associated with each PSU grant. The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.” The PSUs provide for settlement in cash and/or up to 50% in equivalent value in the Company’s common stock, if the participant has met specified continued service requirements. The Company’s compensation expense related to all outstanding PSUs for the three months ended March 31, 2010 and 2009 was approximately $2.1 million and $0.9 million, respectively, which is reflected in general and administrative expenses. The Company has recorded a current liability of approximately $11.8 million and $6.4 million at March 31, 2010 and December 31, 2009, respectively, for outstanding PSUs, which is reflected in accrued expenses. Additionally, the Company has recorded a long-term liability of approximately $4.5 million and $7.8 million at March 31, 2010 and December 31, 2009, respectively, for outstanding PSUs, which is reflected in other long-term liabilities.
Employee Stock Purchase Plan
The Company has employee stock purchase plans under which an aggregate of 1,250,000 shares of common stock were reserved for issuance. Under these stock purchase plans, eligible employees can purchase shares of the Company’s common stock at a discount. The Company received $0.6 million and $0.7 million related to shares issued under these plans for the three month periods ended March 31, 2010 and 2009, respectively. For each three month period ended March 31, 2010 and 2009, the Company recorded compensation expense of approximately

$0.1 million, which is reflected in general and administrative expenses. Additionally, the Company issued approximately 33,000 and 58,000 shares for the three month periods ended March 31, 2010 and 2009, respectively, related to these stock purchase plans.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan which allows certain highly compensated employees to defer up to 75% of their base salary, up to 100% of their bonus, and up to 100% of the cash portion of their PSU compensation to the plan. Payments are made to participants based on their annual enrollment elections and plan balance. Participants earn a return on their deferred compensation that is based on hypothetical investments in certain mutual funds. Changes in market value of these hypothetical participant investments are reflected as an adjustment to the deferred compensation liability of the Company with an offset to compensation expense (see note 13).
Supplemental Executive Retirement Plan
The Company has a supplemental executive retirement plan (SERP). The SERP provides retirement benefits to the Company’s executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant. Under the SERP, the Company will generally make annual contributions to a retirement account based on age and years of service. The Company may also make discretionary contributions to a participant’s retirement account. The Company recorded $0.2 million and $0.5 million of compensation expense in general and administrative expenses for the three month periods ended March 31, 2010 and 2009, respectively.
(5) Equity-Method Investments
Investments in entities that are not controlled by the Company, but where the Company has the ability to exercise influence over the operations, are accounted for using the equity-method. The Company’s share of the income or losses of these entities is reflected as earnings from equity-method investments on its condensed consolidated statements of operations.
The Company’s equity-method investment balance in SPN Resources was approximately $47.1 million at March 31, 2010 and $52.3 million at December 31, 2009. The Company recorded earnings from its equity-method investment in SPN Resources of approximately $0.8 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. Additionally, the Company received $6.0 million of cash distributions from its equity-method investment in SPN Resources for the three month period ended March 31, 2010. The Company, where possible and at competitive rates, provides its products and services to assist SPN Resources in producing and developing its oil and gas properties. The Company had a receivable from SPN Resources of approximately $2.5 million at March 31, 2010 and approximately $1.9 million at December 31, 2009. The Company also recorded revenue from SPN Resources of approximately $2.7 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.
During the second quarter of 2009, the Company wrote off the remaining carrying value of its 40% interest in Beryl Oil and Gas L.P. (BOG), $36.5 million, and suspended recording its share of BOG’s operating results under equity-method accounting as a result of continued negative BOG operating results, lack of viable interested buyers and unsuccessful attempts to renegotiate the terms and conditions of its loan agreements with lenders on terms that would preserve the Company’s investment. The Company’s total cash contribution for this equity-method investment in BOG was approximately $57.8 million. During the three months ended March 31, 2009, the Company recorded earnings from its equity-method investment in BOG of approximately $1.7 million. The Company also recorded revenue of approximately $1.0 million from BOG for the three months ended March 31, 2009.
In October 2009, DBH, LLC (DBH) acquired BOG in connection with a restructuring of BOG in which the previously existing debt obligations of BOG were partially extinguished and otherwise renegotiated. Simultaneous with that acquisition, the Company acquired a 24.6% membership interest in DBH for approximately $8.7 million. The Company’s equity-method investment balance in DBH was approximately $10.9 million at March 31, 2010 and $7.7 million at December 31, 2009. During the three months ended March 31, 2010, the Company recorded earnings from its equity-method investment in DBH of approximately $3.2 million. The Company, where possible and at competitive rates, provides its products and services to assist DBH in producing and developing its oil and gas properties. The Company had a receivable from DBH of approximately $2.4 million at March 31, 2010 and approximately $2.3 million at December 31, 2009. The Company also recorded revenue of approximately $0.9 million from DBH for the three months ended March 31, 2010.
(6) Debt
The Company has a $325 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At March 31, 2010, the Company had $223.2 million outstanding under the revolving credit facility with a weighted average interest rate of 3.1% per annum. The Company also had approximately $9.5 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this credit facility. Amounts borrowed under the credit facility bear interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At March 31, 2010, the Company was in compliance with all such covenants.
At March 31, 2010, the Company had outstanding $14.2 million in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration, for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000 on June 3rd and December 3rd of each year through the maturity date of June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. At March 31, 2010, the Company was in compliance with all such covenants.
The Company also has outstanding $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on June 1st and December 1st of each year through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At March 31, 2010, the Company was in compliance with all such covenants.
In March 2010, the Company entered into an interest rate swap agreement for a notional amount of $150 million, whereby the Company is entitled to receive quarterly interest payments at a fixed rate of 6 7/8% per annum and is obligated to make quarterly interest payments at a variable rate. The variable interest rate, which is adjusted every 90 days, is based on LIBOR plus a fixed margin (see notes 13 and 14).
The Company has outstanding $400 million of 1.50% unsecured senior exchangeable notes due 2026. Effective January 1, 2009, the Company retrospectively adopted authoritative guidance related to debt with conversion and other options, which requires the proceeds from the issuance of the 1.50% senior exchangeable notes to be allocated between a liability (issued at a discount) and an equity component. The exchangeable notes bear interest at a rate of 1.50% per annum and decrease to 1.25% per annum on December 15, 2011. Interest on the exchangeable notes is payable semi-annually on December 15th and June 15th of each year through the maturity date of December 15, 2026. The exchangeable notes do not contain any restrictive financial covenants.

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
In connection with the exchangeable note transaction, the Company simultaneously entered into agreements with affiliates of the initial purchasers to purchase call options and sell warrants on its common stock. The Company may exercise the call options it purchased at any time to acquire approximately 8.8 million shares of its common stock at a strike price of $45.58 per share. The owners of the warrants may exercise the warrants to purchase from the Company approximately 8.8 million shares of the Company’s common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may be settled in cash, in common stock or in a combination of cash and common stock, at the Company’s option. Lehman Brothers OTC Derivatives, Inc. (LBOTC) is the counterparty to 50% of the Company’s call option and warrant transactions. In October 2008, LBOTC filed for bankruptcy protection. The Company continues to carefully monitor the developments affecting LBOTC. Although the Company may not retain the benefit of the call option due to LBOTC’s bankruptcy, the Company does not expect that there will be a material impact, if any, on the financial statements or results of operations. The call option and warrant transactions described above do not affect the terms of the outstanding exchangeable notes.
(7) Earnings per Share
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

(8) Other Comprehensive Loss
The following table reconciles the change in accumulated other comprehensive loss for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009
Accumulated other comprehensive loss, December 31, 2009 and 2008, respectively	$(18,996)	$(32,641)

Other comprehensive loss:
Other comprehensive loss, net of tax
Hedging activities:
Unrealized loss on equity-method investments’ hedging activities, net of tax of ($777) in 2009	—	(1,323)
Foreign currency translation adjustment	(9,699)	1,117

Total other comprehensive loss	(9,699)	(206)

Accumulated other comprehensive loss, March 31, 2010 and 2009, respectively	$(28,695)	$(32,847)

(9) Decommissioning Liabilities
The Company records estimated future decommissioning liabilities related to its oil and gas producing properties in accordance with the authoritative guidance related to asset retirement obligations (decommissioning liabilities), which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the decommissioning liability is required to be accreted each period to present value. The Company’s decommissioning liabilities consist of costs related to the plugging of wells, the removal of the related facilities and equipment, and site restoration.
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

The following table summarizes the activity for the Company’s decommissioning liabilities for the three month period ended March 31, 2010 (in thousands):

Decommissioning liabilities, beginning of period	$—
Liabilities acquired	126,559
Accretion	1,306

Total decommissioning liabilities, end of period	127,865

Less: current portion	18,633

Long-term decommissioning liabilities, end of period	$109,232

(10) Notes Receivable
Notes receivable consist of a commitment from the seller of the oil and gas properties to pay the Company upon the decommissioning of the Bullwinkle platform. These notes are recorded at present value, and the related discount is amortized to interest income based on the expected timing of the platform’s removal.
(11) Segment Information
Business Segments
During 2009, the Company renamed two of its segments in order to more accurately describe the markets and customers served by the businesses operating in each segment. The content of these segments has not changed, exclusive of the acquisitions of Hallin and the Bullwinkle platform. The Company currently has three reportable segments: subsea and well enhancement (formerly well intervention), drilling products and services (formerly rental tools), and marine. The subsea and well enhancement segment provides production-related services used to enhance, extend and maintain oil and gas production, which include integrated subsea services and engineering solutions, mechanical wireline, hydraulic workover and snubbing, well control, coiled tubing, electric line, pumping and stimulation, well bore evaluation services; well plug and abandonment services; and other oilfield services used to support drilling and production operations. The subsea and well enhancement segment also includes production handling arrangements as well as the production and sale of oil and gas. The drilling products and services segment rents and sells stabilizers, drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. It also provides on-site accommodations and bolting and machining services. The marine segment operates liftboats for production service activities, as well as oil and gas production facility maintenance, construction operations and platform removals.
Summarized financial information concerning the Company’s segments for the three months ended March 31, 2010 and 2009 is shown in the following tables (in thousands):

Three Months March 31, 2010

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
Revenues	$232,766	$114,277	$17,468	$—	$364,511
Cost of services (exclusive of items shown separately below)	142,869	40,095	16,088	—	199,052
Depreciation, depletion, amortization and accretion	20,422	28,236	2,390	—	51,048
General and administrative expenses	45,778	21,999	2,947	—	70,724
Income (loss) from operations	23,697	23,947	(3,957)	—	43,687
Interest expense, net	—	—	—	(14,038)	(14,038)
Earnings from equity-method investments, net	—	—	—	3,985	3,985

Income (loss) before income taxes	$23,697	$23,947	$(3,957)	$(10,053)	$33,634

Three Months March 31, 2009

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
Revenues	$288,057	$125,944	$23,108	$—	$437,109
Cost of services (exclusive of items shown separately below)	165,489	42,036	14,940	—	222,465
Depreciation and amortization	22,057	25,371	2,440	—	49,868
General and administrative expenses	38,811	23,228	2,947	—	64,986
Income from operations	61,700	35,309	2,781	—	99,790
Interest expense, net	—	—	—	(13,288)	(13,288)
Earnings from equity-method investments, net	—	—	—	2,256	2,256

Income before income taxes	$61,700	$35,309	$2,781	$(11,032)	$88,758

Identifiable Assets

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
March 31, 2010	$1,687,810	$768,695	$286,468	$58,029	$2,801,002

December 31, 2009	$1,377,122	$759,418	$299,834	$80,291	$2,516,665

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

	Three Months Ended March 31,
Revenues:	2010	2009
United States	$255,325	$364,129
Other Countries	109,186	72,980

Total	$364,511	$437,109

	March 31,	December 31,
Long-Lived Assets:	2010	2009
United States	$852,861	$828,662
Other Countries	410,899	230,314

Total	$1,263,760	$1,058,976

(12) Guarantee
As part of SPN Resources’ acquisition of its oil and gas properties, the Company guaranteed SPN Resources’ performance of its decommissioning liabilities. In accordance with authoritative guidance related to guarantees, the Company has assigned an estimated value of $2.7 million at both March 31, 2010 and December 31, 2009, related to decommissioning performance guarantees, which is reflected in other long-term liabilities. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event that SPN Resources defaults on the decommissioning liabilities existing at the closing date, the total maximum potential obligation under these guarantees is estimated to be approximately $112.7 million, net of the contractual right to receive payments from third parties, which is approximately $26.9 million, as of March 31, 2010. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled by SPN Resources.
(13) Fair Value Measurements
The Company follows the authoritative guidance for fair value measurements relating to financial and nonfinancial assets and liabilities, including presentation of required disclosures herein. This guidance establishes a fair value framework requiring the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets and liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:
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
The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	Fair Value Measurements at Reporting Date Using
	2010	Level 1	Level 2	Level 3
Intangible and other long-term assets
Non-qualified deferred compensation assets	$11,513	$3,631	$7,882	—

Other long-term liabilities
Non-qualified deferred compensation liabilities	$15,446	—	$15,446	—
Interest rate swap agreement	$623	—	$623	—

	December 31,
	2009	Level 1	Level 2	Level 3
Intangible and other long-term assets
Non-qualified deferred compensation assets	$12,382	$4,586	$7,796	—

Other long-term liabilities
Non-qualified deferred compensation liabilities	$15,758	—	$15,758	—
The Company’s non-qualified deferred compensation plan allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more hypothetical investment funds (see note 4). The Company entered into a separate trust agreement, subject to general creditors, to segregate the assets of the plan and reports the accounts of the trust in its condensed consolidated financial statements. These investments are reported at fair value based on unadjusted quoted prices in active markets for identifiable assets and observable inputs for similar assets and liabilities, which represents Levels 1 and 2, respectively in the fair value hierarchy. The realized and unrealized holding gains and losses related to non-qualified deferred compensation assets are recorded in interest expense, net. The realized and unrealized holding gains and losses related to non-qualified deferred compensation liabilities are recorded in general and administrative expenses.
In March 2010, the Company entered into an interest rate swap agreement for a notional amount of $150 million, whereby the Company is entitled to receive quarterly interest payments at a fixed rate of 6 7/8% per annum and is obligated to make quarterly interest payments at a floating rate, which is adjusted every 90 days, based on LIBOR plus a fixed margin. The Company entered into the interest rate swap agreement in an effort to reduce its overall borrowing costs. The swap agreement, scheduled to terminate on June 1, 2014, is designated as a fair value hedge of a portion of the 6 7/8% unsecured senior notes, as the derivative has been tested to be highly effective in offsetting changes in the fair value of the underlying note. As this derivative is classified as a fair value hedge, the changes in the fair value of the derivative are offset against the changes in the fair value of the underlying note in interest expense, net (see note 14).
The fair value of the Company’s financial instruments of cash equivalents, accounts receivable, equity-method investments and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company’s long-term debt was approximately $902.6 million and $853.2 million at March 31, 2010 and December 31, 2009, respectively. The fair value of these debt instruments is determined by reference to the market value of the instrument as quoted in an over-the-counter market.
(14) Derivative Financial Instruments
The Company manages its debt portfolio by targeting an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve its goal. The Company does not use derivative financial instruments for trading or speculative purposes.
In March 2010, the Company entered into an interest rate swap agreement that effectively converted $150 million of fixed rate debt maturing in 2014 to floating rate debt. The transaction was entered into with the goal of reducing overall borrowing costs. This transaction was designated as a fair value hedge since the swap hedges against the change in fair value of fixed rate debt resulting from changes in interest rates. The Company recorded a derivative liability of $0.6 million within other long-term liabilities in the condensed consolidated balance sheet as of March 31, 2010.
The location and effect of the derivative instrument on the condensed consolidated statement of operations for the three month period ended March 31, 2010, presented on a pre-tax basis, is as follows (in thousands):

	Location of	Amount of
	(gain) loss	(gain) loss
	recognized	recognized
Interest rate swap	Interest expense, net	$1,115
Hedged item — debt	Interest expense, net	(492)

		$623

For the three months ended March 31, 2010, approximately $0.6 million of interest expense was related to the ineffectiveness associated with this fair value hedge. Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate. Hedge ineffectiveness is recorded directly in earnings within interest expense, net.
(15) Income Taxes
The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. In the first quarter of 2010, the Company’s recognition of unrecorded tax benefits increased to $27.5 million as of March 31, 2010 from $11.0 million as of December 31, 2009. This increase was related to foreign income tax attributable to foreign acquisitions (see note 2).

In addition to its U.S. federal tax return, the Company files income tax returns in various state and foreign jurisdictions. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2005.
(16) Commitments and Contingencies
Due to the nature of the Company’s business, the Company is involved, from time to time, in routine litigation or subject to disputes or claims regarding our business activities. Legal costs related to these matters are expensed as incurred. In management’s opinion, none of the pending litigation, disputes or claims is expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
(17) Subsequent Events
In May 2009, the Financial Accounting Standards Board issued authoritative guidance regarding subsequent events, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In accordance with this guidance, the Company has evaluated and disclosed all material subsequent events that occurred after the balance sheet date, but before financial statements were issued.
(18) New Accounting Pronouncements
On January 1, 2010, the Company adopted Accounting Standards Codification 810-10 (ASC 810-10), “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities,” for determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The adoption of ASC 810-10 did not have a significant impact on the results of operations and financial position.
On January 1, 2010, the Company adopted Accounting Standards Update 2010-06 (ASU 2010-06), “Improving Disclosures about Fair Value Measurements.” The update provides an amendment to ASC 820-10, “Fair Value Measurements and Disclosures,” requiring additional disclosures of significant transfers between Level 1 and Level 2 within the fair value hierarchy, as well as information about purchases, sales, issuances and settlements using unobservable inputs (Level 3). ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for new disclosures and clarifications of existing disclosures, except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in the Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a significant impact on the results of operations and financial position.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current market and industry conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: risks associated with the uncertainty of macroeconomic and business conditions worldwide, as well as the global credit markets; the cyclical nature and volatility of the oil and gas industry, including the level of offshore exploration, production and development activity and the volatility of oil and gas prices; changes in competitive factors affecting the Company’s operations; political, economic and other risks and uncertainties associated with international operations; the seasonality of the offshore industry in the Gulf of Mexico; the potential shortage of skilled workers; the Company’s dependence on certain customers; the risks inherent in long-term fixed-price contracts; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; risks inherent in acquiring businesses; and the effect of regulatory programs and environmental matters on the Company’s performance. These risks and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2009. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any of our forward-looking statements for any reason.
Executive Summary
During the first quarter of 2010, revenue was $364.5 million, income from operations was $43.7 million, net income was $21.5 million and diluted earnings per share was $0.27. As compared with the fourth quarter of 2009, the period was marked by increases in activity across all geographic market areas for our subsea and well enhancement segment and our drilling products and services segment. We believe this to be a positive trend, especially since the first quarter is typically our weakest period of the year due to seasonality.
Subsea and well enhancement segment revenue was $232.8 million, a 60% increase from the fourth quarter of 2009 (sequentially), and income from operations was $23.7 million as compared with a loss from operations of $176.6 million in the fourth quarter of 2009. The fourth quarter of 2009 included a $119.8 million charge for the reduction in value of assets and a $68.7 million reduction in revenue due to cost adjustments on the wreck removal project. The first quarter of 2010 included $19.7 million in revenue from the acquisitions of Hallin and the Bullwinkle platform and related oil and gas assets. Our domestic land revenue from this segment increased 32% as compared with the fourth quarter of 2009 due to increases in demand for production-related services such as coiled tubing, cased hole wireline, mechanical wireline and ancillary services. Our international revenue also increased 30% over the fourth quarter of 2009 due to the contribution from Hallin, as well as increases in demand for hydraulic workover and snubbing services. Gulf of Mexico revenue, exclusive of the wreck removal project, increased 45% due to increased demand for cased hole wireline and mechanical wireline services, as well as oil and gas production and production handling revenue from the Bullwinkle platform.
In our drilling products and services segment, revenue was $114.3 million, a 17% increase as compared with the fourth quarter of 2009, and income from operations was $23.9 million, a 74% increase from the fourth quarter of 2009. Demand for specialty tubulars and accommodations increased in the Gulf of Mexico, leading to a 25% sequential increase in revenue from that market area. We also experienced an 18% increase in domestic land revenue sequentially as a result of increased demand for accommodations, stabilization equipment and drill pipe. International revenue increased 8% sequentially due to higher demand for specialty tubulars and accessories in Brazil, the North Sea and Colombia. Income from operations as a percentage of revenue was 21% during the first quarter of 2010 as compared with 14% in the fourth quarter of 2009 due to the sharp increase in revenue.

In our marine segment, revenue was $17.5 million and the loss from operations was $4.0 million, as compared with fourth quarter 2009 revenue of $21.2 million and a loss from operations of $2.9 million, which included a gain on sale of assets of $2.1 million and a $6.4 million write-down of liftboat components. The decline in financial performance is related to the fact that both of our 265-foot class liftboats were out of service for the entire period for repairs. We anticipate both liftboats will return to service in the third quarter of 2010. The other factor driving our performance was a 5% decrease in the average dayrate of our liftboat fleet relative to the fourth quarter of 2009, partially offset by a 4% increase in utilization, exclusive of the 265-foot class liftboats.
Comparison of the Results of Operations for the Three Months Ended March 31, 2010 and 2009
For the three months ended March 31, 2010, our revenues were $364.5 million, resulting in net income of $21.5 million, or $0.27 diluted earnings per share. For the three months ended March 31, 2009, revenues were $437.1 million and net income was $56.8 million, or $0.72 diluted earnings per share. Included in the results for the three months ended March 31, 2009 was a $3.2 million pre-tax gain related to hedges in place for our equity-method investments. Revenues for the three months ended March 31, 2010 were lower in the subsea and well enhancement segment due to a decrease in work on our large-scale decommissioning project, partially offset by an increase in our international market areas. Revenue also decreased in the drilling products and services segment primarily due to decreased rentals of drill pipe and stabilization equipment in our domestic land market areas. During the three months ended March 31, 2010, revenue in our marine segment also decreased due to lower utilization, as well as lower dayrates.
The following table compares our operating results for the three months ended March 31, 2010 and 2009 (in thousands). Cost of services exclude depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue			Cost of Services
	2010	2009	Change	2010	%	2009	%	Change
Subsea and Well Enhancement	$232,766	$288,057	$(55,291)	$142,869	61%	$165,489	57%	$(22,620)
Drilling Products and Services	114,277	125,944	(11,667)	40,095	35%	42,036	33%	(1,941)
Marine	17,468	23,108	(5,640)	16,088	92%	14,940	65%	1,148

Total	$364,511	$437,109	$(72,598)	$199,052	55%	$222,465	51%	$(23,413)

The following provides a discussion of our results on a segment basis:
Subsea and Well Enhancement
Revenue from our subsea and well enhancement segment was $232.8 million for the three months ended March 31, 2010, as compared with $288.1 million for the same period in 2009. Cost of services percentage increased to 61% of segment revenue for the three months ended March 31, 2010 from 57% for the same period in 2009. Our decrease in revenue and profitability is primarily attributable to a decrease in revenue from our Gulf of Mexico market area that was partially offset by an increase in our international market areas. Revenue from the domestic land market areas remained essentially constant. The majority of the decrease in the Gulf of Mexico market area was due to the fact that we performed less work associated with our large-scale decommissioning project as this project neared completion. Revenue from our international market areas increased due to the acquisition of Hallin, increased snubbing and workover work, well control work and the continuation of projects off the coast of West Africa.
Drilling Products and Services Segment
Revenue from our drilling products and services segment for the three months ended March 31, 2010 was $114.3 million, as compared to $125.9 million for the same period in 2009. Cost of rentals and sales percentage increased to 35% of segment revenue for the three months ended March 31, 2010 from 33% for the same period of 2009. The decrease in revenue for this segment is primarily related to a decrease in the rentals of our drill pipe and stabilization equipment, specifically in our domestic land market areas. Revenue in our domestic land market areas decreased

29% to approximately $26.9 million for the quarter ended March 31, 2010 over the same period in 2009. Revenue generated from the Gulf of Mexico and our international market areas decreased approximately 1% for the quarter ended March 31, 2010 over the same period in 2009.
Marine Segment
Our marine segment revenue for the three months ended March 31, 2010 was $17.5 million, a 24% decrease over the same period in 2009. Our cost of services percentage increased to 92% of segment revenue for the three months ended March 31, 2010 from 65% for the same period in 2009 primarily due to increased liftboat inspections and maintenance costs coupled with decreased revenue. Due to the high fixed cost nature of this segment, cost of services does not fluctuate proportionately with revenue. The fleet’s average utilization decreased slightly to approximately 47% for the first quarter of 2010 from 48% in the same period in 2009. Additionally, the fleet’s average dayrate decreased to approximately $14,700 for the first quarter of 2010 from $16,900 in the same period in 2009.
During the three months ended March 31, 2010, our 265-foot class liftboats were out of service for the entire period for repairs. We believe that the damage sustained by one of the liftboats during Hurricane Ida is covered by our insurance program. We anticipate both liftboats will return to service in the third quarter of 2010. We are currently evaluating our options for completing the remaining two 265-foot class liftboats.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $51.0 million in the three months ended March 31, 2010 from $49.9 million in the same period in 2009. Depreciation, depletion, amortization and accretion expense related to our subsea and well enhancement segment for the three months ended March 31, 2010 decreased approximately $1.6 million, or 7%, from the same period in 2009. This decrease is primarily attributable to the $119.8 million reduction in value of assets related to our domestic land market areas recorded in the fourth quarter of 2009. This decrease was partially offset by the acquisitions of Hallin and the Bullwinkle platform, along with 2009 and 2010 capital expenditures. Depreciation and amortization expense increased within our drilling products and services segment by $2.9 million, or 11%, due to 2009 and 2010 capital expenditures. Depreciation expense related to the marine segment for the three months ended March 31, 2010 remained constant from the same period in 2009. The decrease in depreciation expense from total lower utilization and the sale of the four 145-foot leg length liftboats in November 2009 was offset due to higher utilization in our larger fleet.
General and Administrative Expenses
General and administrative expenses increased to $70.7 million for the three months ended March 31, 2010 from $65.0 million for the same period in 2009. The increase is primarily related to our recent acquisitions of Hallin and the Bullwinkle platform.
Liquidity and Capital Resources
The continued disruption in the current credit markets has had a significant adverse impact on a number of financial institutions. At this point in time, our liquidity has not been impacted by the current credit environment. We will continue to closely monitor our liquidity and the overall health of the credit markets. However, we cannot predict with any certainty the impact of any further disruption in the credit environment.
In the three months ended March 31, 2010, we generated net cash from operating activities of $87.4 million as compared to $16.3 million in the same period of 2009. This increase is primarily attributable to the billings and receipt of payments related to the large-scale decommissioning contract in the Gulf of Mexico, which is currently expected to be completed by the end of next quarter. Included in other current assets is approximately $192.4 million at March 31, 2010 and $209.5 million at December 31, 2009 of costs and estimated earnings in excess of billings related to this project. Billings, and subsequent receipts, are based on the completion of milestones. We are working on several aspects of this project at the same time, so we continue to incur costs and recognize revenue in advance of completing milestones. Our primary liquidity needs are for working capital, and to fund capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under our revolving credit facility. We had cash and cash equivalents of $53.9 million at

March 31, 2010 compared to $206.5 million at December 31, 2009, of which $162.3 million was used to fund the acquisition of Hallin.
We spent $76.6 million of cash on capital expenditures during the three months ended March 31, 2010. Approximately $35.2 million was used to expand and maintain our drilling products and services equipment inventory, approximately $4.5 million was spent on our marine segment and approximately $36.2 million was used to expand and maintain the asset base of our subsea and well enhancement segment, including the purchase of a 220-foot dynamically positioned vessel.
In January 2010, we acquired Hallin Marine Subsea International Plc (Hallin), for approximately $162.3 million of cash. Additionally, we repaid approximately $55.5 million of Hallin’s debt. Hallin is an international provider of integrated subsea services and engineering solutions, focused on installing, maintaining and extending the life of subsea wells. Hallin operates in international offshore oil and gas markets with offices and facilities located in Singapore; Jakarta, Indonesia; Perth, Australia; Aberdeen, Scotland; and Houston, Texas.
We have a $325 million bank revolving credit facility. Any amounts outstanding under the revolving credit facility are due on June 14, 2011. At April 30, 2010, we had $242.7 million outstanding under the bank credit facility. We also had $9.5 million of letters of credit outstanding, which reduces our borrowing capacity under this credit facility. The current amounts outstanding on the revolving credit facility are primarily due to the recent acquisition of Hallin coupled with increased working capital needs for our large-scale decommissioning project. Borrowings under the credit facility bear interest at a LIBOR rate plus margins that depend on our leverage ratio. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness.
At March 31, 2010, we had outstanding $14.2 million in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on June 3rd and December 3rd of each year through the maturity date of June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements.
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
The following table summarizes our contractual cash obligations and commercial commitments at March 31, 2010 (amounts in thousands) for our long-term debt (including estimated interest payments), operating leases and other long-term liabilities. We do not have any other material obligations or commitments.

	Remaining
	Nine
	Months
Description	2010	2011	2012	2013	2014	2015	Thereafter

Long-term debt, including estimated interest payments	$36,262	$256,703	$27,231	$27,179	$316,814	$6,449	$467,904
Decommissioning liabilities	15,334	12,891	7,643	5,673	4,024	82,300	—
Operating leases	10,194	8,338	4,963	2,893	2,277	960	11,397
Other long-term liabilities	—	12,262	17,894	16,902	12,097	6,651	36,881

Total	$61,790	$290,194	$57,731	$52,647	$335,212	$96,360	$516,182

We currently believe that we will spend approximately $215 million to $225 million on capital expenditures, excluding acquisitions, during the remaining nine months of 2010. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
Subsequent to March 31, 2010, we received approximately $23 million in connection with the large-scale platform decommissioning project in the Gulf of Mexico. We anticipate collecting an additional $256 million through the third quarter of 2010.
In May 2010, we signed a contract to construct a compact semi-submersible vessel. The vessel is designed for both shallow and deep water conditions and will be capable of performing subsea construction, inspection and maintenance as well as subsea light well intervention and abandonment work.
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
Off-Balance Sheet Financing Arrangements
We have no off-balance sheet financing arrangements other than the potential additional consideration that may be payable as a result of the future operating performances of our acquisitions. At March 31, 2010, the maximum additional consideration payable for these acquisitions was approximately $18.1 million. Since these acquisitions occurred before we adopted the revised authoritative guidance for business combinations, these amounts are not classified as liabilities and are not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.
Hedging Activities
In an effort to reduce our overall borrowing costs, we entered into an interest rate swap in March 2010 that effectively converted certain fixed-rate debt instruments into floating-rate debt instruments. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. Currently, we have fixed rate interest on approximately 60% of our long-term debt. As of March 31, 2010, we had $150 million of long-term debt with a variable interest rate, which is adjusted every 90 days, based on LIBOR plus a fixed margin.
From time to time, we enter into forward foreign exchange contracts to mitigate the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. During the three months ended March 31, 2009, we held outstanding foreign currency forward contracts in order to hedge exposure to currency fluctuations between the British Pound Sterling and the Euro. These contracts were not accounted for as hedges and were marked to fair market value each period. As of March 31, 2010, we had no outstanding foreign currency forward contracts.
New Accounting Pronouncements
On January 1, 2010, we adopted Accounting Standards Codification 810-10 (ASC 810-10), “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities,” for determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. ASC 810-10 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The adoption of ASC 810-10 did not have a significant impact on our results of operations and financial position.
On January 1, 2010, we adopted Accounting Standards Update 2010-06 (ASU 2010-06), “Improving Disclosures about Fair Value Measurements.” The update provides an amendment to ASC 820-10, “Fair Value Measurements and Disclosures,” requiring additional disclosures of significant transfers between Level 1 and Level 2 within the fair value hierarchy, as well as information about purchases, sales, issuances and settlements using unobservable inputs (Level 3). ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for new disclosures and clarifications of existing disclosures, except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in the Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a significant impact on our results of operations and financial position.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange, interest rates, equity prices and changes in oil and gas prices as discussed below.
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
We do not hold derivatives for trading purposes or use derivatives with complex features. Assets and liabilities of our subsidiaries in the United Kingdom and Europe are translated at current exchange rates, while income and expense are translated at average rates for the period. Translation gains and losses are reported as the foreign currency translation component of accumulated other comprehensive loss in stockholders’ equity.
When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. As of March 31, 2010, we had no outstanding foreign currency forward contracts.
Interest Rate Risk
At March 31, 2010, our debt was comprised of the following (in thousands):

	Fixed	Variable
	Rate Debt	Rate Debt
Bank revolving credit facility due 2011	$—	$223,200
6.875% Senior notes due 2014 *	150,000	150,000
1.5% Senior exchangeable notes due 2026	400,000	—
U.S. Government guaranteed long-term financing due 2027	14,166	—

Total Debt	$564,166	$373,200

(*)	In March 2010, we entered into an interest rate swap agreement for a notional amount of $150 million, whereby we are entitled to receive quarterly interest payments at a fixed rate of 6 7/8% per annum and are obligated to make quarterly interest payments at a variable rate. The variable interest rate, which is adjusted every 90 days, is based on LIBOR plus a fixed margin.
Based on the amount of this debt outstanding at March 31, 2010, a 10% increase in the variable interest rate would increase our interest expense for the three months ended March 31, 2010 by approximately $0.4 million, while a 10% decrease would decrease our interest expense by approximately $0.4 million.
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
Item 4. Controls and Procedures
a.	Evaluation of disclosure control and procedures. As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b.	Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our common stock repurchased and retired during each month for the three months ended March 31, 2010:

			Total Number
			of Shares	Approximate
			Purchased as	Dollar Value of
			Part of	Shares that May
	Total Number		Publicly	Yet be
	of Shares		Announced	Purchased
	Purchased	Average Price	Plan	Under the Plan
Period	(1)	Paid per Share	(2)	(2)
January 1 - 31, 2010	43,000	$24.29	—	$350,000,000
February 1 - 28, 2010	—	$—	—	$350,000,000
March 1 - 31, 2010	—	$—	—	$350,000,000

January 1, 2010 through March 31, 2010	43,000	$24.29	—	$350,000,000

(1)	Through our stock incentive plans, 43,000 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock.

(2)	In December 2009, our Board of Directors approved a $350 million share repurchase program that expires on December 31, 2011. Under this program, we can repurchase shares through open market transactions at prices deemed appropriate by management. There was no common stock repurchased and retired under this program during the quarter ended March 31, 2010.
Item 6. Exhibits

(a) The following exhibits are filed with this Form 10-Q:

3.1	Composite Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 7, 2009).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 12, 2007).

10.1*	Employment Agreement, dated effective as of April 28, 2010, by and between Superior Energy Services, Inc. and David D. Dunlap (incorporated herein by reference to the Company’s 8-K filed on May 3, 2010).

10.2*	Executive Chairman Agreement, dated effective as of April 28, 2010, by and between Superior Energy Services, Inc. and Terence E. Hall (incorporated herein by reference to the Company’s 8-K filed on May 3, 2010).

10.3*	Buy-Out Agreement, dated effective as of April 28, 2010, by and between Superior Energy Services, Inc. and Terence E. Hall (incorporated herein by reference to the Company’s 8-K filed on May 3, 2010).

10.4*	Senior Advisor Agreement, dated effective as of May 20, 2011, by and between Superior Energy Services, Inc. and Terence E. Hall (incorporated herein by reference to the Company’s 8-K filed on May 3, 2010).

10.5*	Senior Advisor Agreement, dated effective as of January 1, 2011, by and between Superior Energy Services, Inc. and Kenneth L. Blanchard (incorporated herein by reference to the Company’s 8-K filed on May 3, 2010).

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or agreement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: May 7, 2010	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)