Form 10-Q
period 2010-06-30
SUPERIOR ENERGY SERVICES INC
filed 2010-08-06
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on July 30, 2010 was 78,798,886.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended June 30, 2010

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1A. Risk Factors	34
Item 6. Exhibits	37
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(in thousands, except share data)

	6/30/2010	12/31/2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$64,049	$206,505
Accounts receivable, net of allowance for doubtful accounts of $27,509 and $23,679 at June 30, 2010 and December 31, 2009, respectively	397,801	337,151
Income taxes receivable	755	12,674
Prepaid expenses	26,408	20,209
Other current assets	219,927	287,024

Total current assets	708,940	863,563

Property, plant and equipment, net	1,275,294	1,058,976
Goodwill	575,004	482,480
Notes receivable	83,622	—
Equity-method investments	59,720	60,677
Intangible and other long-term assets, net	84,668	50,969

Total assets	$2,787,248	$2,516,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$91,070	$63,466
Accrued expenses	152,123	133,602
Deferred income taxes	41,856	30,501
Current portion of decommissioning liabilities	22,232	—
Current maturities of long-term debt	810	810

Total current liabilities	308,091	228,379

Deferred income taxes	218,945	209,053
Decommissioning liabilities	107,686	—
Long-term debt, net	820,581	848,665
Other long-term liabilities	113,479	52,523

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding, 78,790,293 shares at June 30, 2010 and 78,559,350 shares at December 31, 2009	79	79
Additional paid in capital	395,183	387,885
Accumulated other comprehensive loss, net	(31,464)	(18,996)
Retained earnings	854,668	809,077

Total stockholders’ equity	1,218,466	1,178,045

Total liabilities and stockholders’ equity	$2,787,248	$2,516,665

     See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2010 and 2009
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	2010	2009	2010	2009
Revenues	$424,856	$361,161	$789,367	$798,270

Costs and expenses:
Cost of services (exclusive of items shown separately below)	229,916	197,268	428,968	419,733
Depreciation, depletion, amortization and accretion	54,299	50,978	105,347	100,846
General and administrative expenses	92,529	60,283	163,253	125,269
Reduction in value of assets	—	92,683	—	92,683

Total costs and expenses	376,744	401,212	697,568	738,531

Income (loss) from operations	48,112	(40,051)	91,799	59,739

Other income (expense):
Interest expense, net	(12,680)	(11,720)	(26,718)	(25,008)
Earnings (losses) from equity-method investments, net	2,170	(19,426)	6,155	(17,170)
Reduction in value of equity-method investment	—	(36,486)	—	(36,486)

Income (loss) before income taxes	37,602	(107,683)	71,236	(18,925)

Income taxes	13,537	(38,766)	25,645	(6,813)

Net income (loss)	$24,065	$(68,917)	$45,591	$(12,112)

Basic earnings (loss) per share	$0.31	$(0.88)	$0.58	$(0.16)

Diluted earnings (loss) per share	$0.30	$(0.88)	$0.57	$(0.16)

Weighted average common shares used in computing earnings per share:
Basic	78,716	78,153	78,625	78,093
Incremental common shares from stock-based compensation	885	—	874	—

Diluted	79,601	78,153	79,499	78,093

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009
(in thousands)
(unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$45,591	$(12,112)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	105,347	100,846
Deferred income taxes	13,747	(14,413)
Reduction in value of assets	—	92,683
Reduction in value of equity-method investment	—	36,486
Stock-based and performance share unit compensation expense, net	4,385	2,358
Retirement and deferred compensation plans expense, net	5,461	1,311
Earnings/losses from equity-method investments, net of cash received	2,508	20,551
Amortization of debt acquisition costs and note discount	11,731	10,708
Other, net	(1,785)	—
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	(36,885)	30,790
Other current assets	73,451	(112,121)
Accounts payable	8,764	(16,196)
Accrued expenses	3,505	(27,260)
Income taxes	11,570	(28,424)
Other, net	9,669	4,187

Net cash provided by operating activities	257,059	89,394

Cash flows from investing activities:
Payments for capital expenditures	(147,815)	(149,289)
Acquisitions of businesses, net of cash acquired	(207,772)	—
Other, net	(5,177)	(3,669)

Net cash used in investing activities	(360,764)	(152,958)

Cash flows from financing activities:
Net borrowings from (payments on) revolving credit facility	(37,400)	55,000
Principal payments on long-term debt	(405)	(405)
Payment of debt acquisition costs	—	(2,308)
Proceeds from exercise of stock options	342	106
Tax benefit from exercise of stock options	163	45
Proceeds from issuance of stock through employee benefit plans	1,054	1,175
Other	(1,314)	—

Net cash provided by (used in) financing activities	(37,560)	53,613

Effect of exchange rate changes on cash	(1,191)	1,688

Net decrease in cash and cash equivalents	(142,456)	(8,263)

Cash and cash equivalents at beginning of period	206,505	44,853

Cash and cash equivalents at end of period	$64,049	$36,590

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Six Months Ended June 30, 2010
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
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and six months ended June 30, 2010 and 2009 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2010 presentation.
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

Identifiable intangible assets include goodwill of $93.7 million and amortizable intangibles of $24.5 million. Goodwill consists of assembled workforce, entry into new international markets and business lines, as well as synergistic opportunities created by combining the operations of Hallin and the other subsidiaries of the Company. All of the goodwill was assigned to the Company’s subsea and well enhancement segment. None of the goodwill recognized is expected to be deductible for income tax purposes. Amortizable intangibles consist of tradenames and customer relationships that have a weighted average useful life of 18 years.
The fair value of the current assets acquired includes trade receivables with a fair value of $19.3 million. The gross amount due from customers is $21.4 million, of which $2.1 million is deemed to be doubtful.

The Company expensed a total of $0.5 million of acquisition-related costs during the six month period ended June 30, 2010, which was recorded as general and administrative expenses in the condensed consolidated statements of operations. An additional $4.9 million of acquisition-related costs, a portion of which was related to foreign currency exchange loss, was expensed in the year ended December 31, 2009.
Hallin is the lessee of a dynamically positioned subsea vessel under a capital lease expiring in 2019 with a 2 year renewal option. Hallin owns a 5% equity interest in the entity that owns this leased asset. The entity owning this vessel has $33.7 million of debt as of December 31, 2009, all of which is non-recourse to the Company. The amount of the asset and liability under this capital lease is recorded at the present value of the lease payments. This vessel is depreciated using the units-of-production method based on the utilization of the vessel and is subject to a minimum amount of annual depreciation. The units-of-production method is used for this vessel because depreciation occurs primarily through use rather than through the passage of time. Depreciation expense for this asset under the capital lease was $0.9 million from the date of acquisition through June 30, 2010 and $0.7 million for the three month period ended June 30, 2010. Included in other long-term liabilities is $36.6 million related to the obligations under this capital lease.
Additionally, the Company has provisionally estimated certain tax liabilities related to this acquisition; however, due to the large number of jurisdictions, the complexity of tax laws and the pending tax filings, the Company continues to evaluate these liabilities.
Bullwinkle Platform
On January 31, 2010, Wild Well Control, Inc. (Wild Well), a wholly-owned subsidiary of the Company, acquired 100% ownership of Shell Offshore Inc.’s Gulf of Mexico Bullwinkle platform and its related assets, including 29 wells, and assumed the decommissioning obligation for such assets. Immediately after Wild Well acquired these assets, it conveyed an undivided 49% interest in these assets and the related well plugging and abandonment obligations to Dynamic Offshore Resources, LLC (Dynamic Offshore), which operates these assets. Additionally, Dynamic Offshore will pay Wild Well to extinguish its 49% portion of the well plugging and abandonment obligation (see note 3). In addition to the revenue generated from oil and gas production, the platform also generates revenue from several production handling arrangements for other subsea fields. At the end of their respective economic lives, Wild Well will plug and abandon the wells and decommission the Bullwinkle platform.
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

The revenue and earnings derived from Hallin and the Bullwinkle platform included in the Company’s condensed consolidated statement of operations for the six month period ended June 30, 2010, and the revenue and earnings (losses) of the Company on a consolidated basis as if these acquisitions had occurred on January 1, 2010, or January 1, 2009, with pro forma adjustments to give effect to depreciation and certain other adjustments, together with related income tax effects, are as follows (in thousands, except per share amounts):

			Basic	Diluted
			earnings	earnings
		Net income	(loss)	(loss)
	Revenue	(loss)	per share	per share
Actual from date of acquisition through the period ended June 30, 2010	$65,397	$5,908	$0.08	$0.07

Supplemental pro forma for the Company:
Six months ending June 30, 2010	$803,891	$44,047	$0.56	$0.55
Three months ending June 30, 2009	$408,830	$(61,174)	$(0.78)	$(0.78)
Six months ending June 30, 2009	$882,187	$1,724	$0.02	$0.02
The Company has no off-balance sheet financing arrangements other than potential additional consideration that may be payable as a result of the future operating performances of certain acquisitions. At June 30, 2010, the maximum additional consideration payable for these acquisitions was approximately $16.9 million and will be determined and payable through 2012. Since these acquisitions occurred before the Company adopted the revised authoritative guidance for business combinations, these amounts are not classified as liabilities and are not reflected in the Company’s condensed consolidated financial statements until the amounts are fixed and determinable. When these amounts are determined, they will be capitalized as part of the purchase price of the related acquisition.
Subsequent Event
On July 3, 2010, the Company entered into a purchase agreement with subsidiaries of Baker Hughes Incorporated (Baker Hughes) to acquire certain assets used in Baker Hughes’ Gulf of Mexico stimulation and sand control business for $55.0 million. Baker Hughes was required to divest this business by the Department of Justice in connection with its acquisition of BJ Services Company. This acquisition of sand control assets along with a manufacturing facility and product line will provide the Company greater exposure to well completions and intervention projects earlier in the life cycle of the well. This acquisition will also provide the Company with an established platform from which to expand these new product and service offerings. It is expected that this acquisition will be completed in August 2010.
(3) Long-Term Contracts
In January 2010, Wild Well acquired 100% ownership of Shell Offshore Inc.’s Gulf of Mexico Bullwinkle platform and its related assets, and assumed the decommissioning obligations of such assets. In connection with the conveyance of an undivided 49% interest in these assets and the related well plugging and abandonment obligations, Dynamic Offshore will pay Wild Well to extinguish its portion of the well plugging and abandonment obligation, limited to the current fair value of the obligation. Wild Well currently expects to perform this work through 2014. Each well abandonment project will be short-term in duration and revenue will be recorded using the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs. As part of the asset purchase agreement with Shell Offshore Inc., Wild Well is required to obtain a $50 million performance bond as well as fund $50 million in an escrow account. This escrow account will be funded $3.0 million monthly through May 2011 with a final payment of $2.0 million in June 2011. Dynamic Offshore will fund a portion of this amount as part of its payment obligation for the well plugging and abandonment. Included in intangible and other long-term assets, net is escrowed cash of $15.0 million as of June 30, 2010.
In connection with the sale of 75% of its interest in SPN Resources, LLC (SPN Resources) in 2008, the Company retained preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources. This contract covers only routine end of life well abandonment, pipeline and platform decommissioning for properties owned and operated by SPN Resources at the date of closing and has a remaining fixed price of approximately $136.5 million as of June 30, 2010. The turnkey contract consists of numerous, separate billable jobs estimated to be performed through 2022. Each job is short-term in duration and is individually recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs.
In December 2007, Wild Well entered into contractual arrangements pursuant to which it is decommissioning seven downed oil and gas platforms and related well facilities located offshore in the Gulf of Mexico for a fixed sum of $750 million, which is payable in installments upon the completion of specified portions of work. The contract contains certain covenants primarily related to Wild Well’s performance of the work. The work was substantially complete as of June 30, 2010. The revenue related to the contract for decommissioning these downed platforms and well facilities is recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs. Included in other current assets is $150.5 million and $209.5 million at June 30, 2010 and December 31, 2009, respectively, of costs and estimated earnings in excess of billings related to this contract.
(4) Stock-Based Compensation and Retirement Plans
The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers and directors, consultants and advisors (Eligible Participants). Under the incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants. In connection with the transition of executive management in the second quarter of 2010, the Company issued approximately 1 million non-qualified stock options, approximately 177,000 shares of restricted stock and 30,000 performance share units. Additionally, vesting of certain grants has been accelerated to coincide with the terms of associated change in executive management.
Stock Options
The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the six months ended June 30, 2010 and 2009 was approximately $2.3 million and $1.2 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock
The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. The Company’s compensation expense related to shares of outstanding restricted stock for the six months ended June 30, 2010 and 2009 was approximately $3.3 million and $2.9 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock Units
The Company has issued restricted stock units (RSUs) to its non-employee directors under its stock incentive plans. Annually, each non-employee director is issued a number of RSUs having an aggregate dollar value determined by the Company’s Board of Directors. An RSU represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to RSUs for the six months ended June 30, 2010 and 2009 was approximately $0.7 million and $0.4 million, respectively, which is reflected in general and administrative expenses.
Performance Share Units
The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three year performance period associated with each PSU grant. The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.” If the participant has met specified continued service requirements, the PSUs will settle in cash or a combination of cash and up to 50% in equivalent value in the Company’s common stock, at the discretion of the compensation committee. The Company’s compensation expense related to all outstanding PSUs for the six months ended June 30, 2010 and 2009 was approximately $4.3 million and $2.4 million, respectively, which is reflected in general and administrative expenses. The Company has recorded a current liability of approximately $6.0 million and $6.4 million at June 30, 2010 and December 31, 2009, respectively, for outstanding PSUs, which is reflected in accrued expenses. Additionally, the Company has recorded a long-term liability of approximately $6.1 million and $7.8 million at June 30, 2010 and December 31, 2009, respectively, for outstanding PSUs, which is reflected in other long-term liabilities. During the six month period ended June 30, 2010, the Company paid approximately $6.4 million to its employees to settle PSUs for the performance period ended December 31, 2009. During the six month period ended June 30, 2009, the Company paid approximately $4.7 million and issued approximately 71,400 shares of its common stock to its employees to settle PSUs for the performance period ended December 31, 2008.
Employee Stock Purchase Plan
The Company has employee stock purchase plans under which an aggregate of 1,250,000 shares of common stock were reserved for issuance. Under these stock purchase plans, eligible employees can purchase shares of the Company’s common stock at a discount. The Company received $1.1 million and $1.2 million related to shares issued under these plans for the six month periods ended June 30, 2010 and 2009, respectively. For each six month period ended June 30, 2010 and 2009, the Company recorded compensation expense of approximately $0.2 million, which is reflected in general and administrative expenses. Additionally, the Company issued approximately 57,000 shares and 87,500 shares for the six month periods ended June 30, 2010 and 2009, respectively, related to these stock purchase plans.
Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan which allows certain highly compensated employees to defer up to 75% of their base salary, up to 100% of their bonus, and up to 100% of the cash portion of their PSU compensation to the plan. Payments are made to participants based on their annual enrollment elections and plan balance. Participants earn a return on their deferred compensation that is based on hypothetical investments in certain mutual funds. Changes in market value of these hypothetical participant investments are reflected as an adjustment to the deferred compensation liability of the Company with an offset to compensation expense (see note 14).
Supplemental Executive Retirement Plan
The Company has a supplemental executive retirement plan (SERP). The SERP provides retirement benefits to the Company’s executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant. Under the SERP, the Company will generally make annual contributions to a retirement account based on age and years of service. The Company may also make discretionary contributions to a participant’s account. The Company recorded compensation expense of $5.2 million, inclusive of a discretionary contribution to the account of its chief operating officer in the amount of $4.7 million as part of its executive management transition, and $1.1 million in general and administrative expenses for the six month periods ended June 30, 2010 and 2009, respectively.
(5) Equity-Method Investments
Investments in entities that are not controlled by the Company, but where the Company has the ability to exercise influence over the operations, are accounted for using the equity-method. The Company’s share of the income or losses of these entities is reflected as earnings from equity-method investments on its condensed consolidated statements of operations.
The Company’s equity-method investment balance in SPN Resources was approximately $47.3 million at June 30, 2010 and $52.3 million at December 31, 2009. The Company recorded earnings from its equity-method investment in SPN Resources of approximately $2.5 million for the six months ended June 30, 2010. For the six months ended

June 30, 2009, the company recorded losses from its equity-method investment in SPN Resources of approximately $3.2 million. Additionally, the Company received $7.5 million of cash distributions from its equity-method investment in SPN Resources for the six month period ended June 30, 2010. The Company, where possible and at competitive rates, provides its products and services to assist SPN Resources in producing and developing its oil and gas properties. The Company had a receivable from SPN Resources of approximately $5.3 million at June 30, 2010 and approximately $1.9 million at December 31, 2009. The Company also recorded revenue from SPN Resources of approximately $8.4 million and $5.7 million for the six months ended June 30, 2010 and 2009, respectively.
During the second quarter of 2009, the Company wrote off the remaining carrying value of its 40% interest in Beryl Oil and Gas L.P. (BOG), $36.5 million, and suspended recording its share of BOG’s operating results under equity-method accounting as a result of continued negative BOG operating results, lack of viable interested buyers and unsuccessful attempts to renegotiate the terms and conditions of its loan agreements with lenders on terms that would preserve the Company’s investment. The Company’s total cash contribution for this equity-method investment in BOG was approximately $57.8 million. During the six months ended June 30, 2009, the Company recorded losses from its equity-method investment in BOG of approximately $14.0 million. The Company also recorded revenue of approximately $3.0 million from BOG for the six months ended June 30, 2009.
In October 2009, DBH, LLC (DBH) acquired BOG in connection with a restructuring of BOG in which the previously existing debt obligations of BOG were partially extinguished and otherwise renegotiated. Simultaneous with that acquisition, the Company acquired a 24.6% membership interest in DBH for approximately $8.7 million. The Company’s equity-method investment balance in DBH was approximately $10.3 million at June 30, 2010 and $7.7 million at December 31, 2009. During the six months ended June 30, 2010, the Company recorded earnings from its equity-method investment in DBH of approximately $3.7 million. Additionally, the Company received $1.1 million of cash distributions from its equity-method investment in DBH for the six month period ended June 30, 2010. The Company, where possible and at competitive rates, provides its products and services to assist DBH in producing and developing its oil and gas properties. The Company had a receivable from DBH of approximately $1.3 million at June 30, 2010 and approximately $2.3 million at December 31, 2009. The Company also recorded revenue of approximately $2.2 million from DBH for the six months ended June 30, 2010.
The Company also holds investments in other entities that are accounted for under the equity-method totaling $2.1 million at June 30, 2010 and $0.7 million at December 31, 2009.
Combined summarized financial information for all investments that are accounted for using the equity-method of accounting is as follows:

	June 30,	December 31
	2010	2009
Current Assets	$133,020	$162,870
Noncurrent assets	533,270	500,187

Total assets	$666,290	$663,057

Current liabilities	$61,179	$81,675
Noncurrent liabilities	224,564	218,003

Total liabilities	$285,743	$299,678

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$50,273	$62,885	$106,049	$124,019
Cost of sales	23,108	32,741	45,368	56,523

Gross profit	$27,165	$30,144	$60,681	$67,496

Income (loss) from continuing operations	$6,495	$(9,732)	$16,541	$(9,540)

Net income (loss)	$5,504	$(50,441)	$17,220	$(49,025)

(6) Debt
The Company had a $325 million bank revolving credit facility. In July 2010, the Company amended its revolving credit facility to increase its borrowing capacity to $400 million from $325 million, with the right, at the Company’s option, to increase the size of the facility to $550 million. Additionally, the amendment extended the maturity date to July 20, 2014. Costs associated with amending the revolving credit facility were approximately $5.2 million. These costs will be capitalized and amortized over the term of the newly amended credit facility. At June 30, 2010, the Company had $139.6 million outstanding under the revolving credit facility with a weighted average interest rate of 4.1% per annum. The Company also had approximately $9.7 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this credit facility. Amounts borrowed under the credit facility bear interest at a LIBOR rate plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At June 30, 2010, the Company was in compliance with all such covenants. In accordance with the authoritative guidance related to short-term obligations that are expected to be refinanced, the Company has classified amounts outstanding under this revolving credit as long-term debt.
At June 30, 2010, the Company had outstanding $13.8 million in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration, for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000 on June 3rd and December 3rd of each year through the maturity date of June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. At June 30, 2010, the Company was in compliance with all such covenants.
The Company also has outstanding $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on June 1st and December 1st of each year through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At June 30, 2010, the Company was in compliance with all such covenants.
In March 2010, the Company entered into an interest rate swap agreement for a notional amount of $150 million, whereby the Company is entitled to receive quarterly interest payments at a fixed rate of 6 7/8% per annum and is obligated to make quarterly interest payments at a variable rate. The variable interest rate, which is adjusted every 90 days, is based on LIBOR plus a fixed margin (see note 15).
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
Holders of the senior exchangeable notes may also require the Company to purchase all or a portion of their notes on December 15, 2011, December 15, 2016 and December 15, 2021 subject to certain administrative formalities. In each case, the purchase price payable will be equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest with all amounts payable in cash.
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

(8) Other Comprehensive Loss
The following tables reconcile the change in accumulated other comprehensive loss for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Accumulated other comprehensive loss, March 31, 2010 and 2009, respectively	$(28,695)	$(32,847)

Other comprehensive income (loss):
Other comprehensive income (loss), net of tax
Hedging activities:
Unrealized loss on equity-method investments’ hedging activities, net of tax of ($1,502) in 2009	—	(2,558)
Foreign currency translation adjustment	(2,769)	21,159

Total other comprehensive income (loss)	(2,769)	18,601

Accumulated other comprehensive loss, June 30, 2010 and 2009, respectively	$(31,464)	$(14,246)

	Six Months Ended
	June 30,
	2010	2009
Accumulated other comprehensive loss, December 31, 2009 and 2008, respectively	$(18,996)	$(32,641)

Other comprehensive income (loss):
Other comprehensive income (loss), net of tax
Hedging activities:
Unrealized loss on equity-method investments’ hedging activities, net of tax of ($2,279) in 2009	—	(3,880)
Foreign currency translation adjustment	(12,468)	22,275

Total other comprehensive income (loss)	(12,468)	18,395

Accumulated other comprehensive loss, June 30, 2010 and 2009, respectively	$(31,464)	$(14,246)

(9) Decommissioning Liabilities
In connection with the recent acquisition of the Bullwinkle platform and its related assets, the Company records estimated future decommissioning liabilities in accordance with the authoritative guidance related to asset retirement obligations (decommissioning liabilities), which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the decommissioning liability is required to be accreted each period to present value. The Company’s decommissioning liabilities consist of costs related to the plugging of wells, the removal of the related facilities and equipment, and site restoration.

Whenever practical, the Company utilizes its own equipment and labor services to perform well abandonment and decommissioning work. When the Company performs these services, all recorded intercompany revenues and related costs of services are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is abandoned. The recorded liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the recorded liability exceeds (or is less than) the Company’s total costs, then the difference is reported as income (or loss) within revenue during the period in which the work is performed. The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liability have changed materially. The timing and amounts of these expenditures are estimates, and changes to these estimates may result in additional (or decreased) liabilities recorded, which in turn would increase (or decrease) the carrying values of the related assets. The Company reviews its estimates for the timing of these expenditures on a quarterly basis.
The following table summarizes the activity for the Company’s decommissioning liabilities for the six month period ended June 30, 2010 (in thousands):

Decommissioning liabilities, beginning of period	$—
Liabilities acquired	126,559
Accretion	3,359

Total decommissioning liabilities, end of period	129,918

Less: current portion	22,232

Long-term decommissioning liabilities, end of period	$107,686

(10) Notes Receivable
Notes receivable consist of a commitment from the seller of certain assets to pay the Company upon the decommissioning of the Bullwinkle platform. These notes are recorded at present value, and the related discount is amortized to interest income based on the expected timing of the platform’s removal.
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

Summarized financial information concerning the Company’s segments for the three and six months ended June 30, 2010 and 2009 is shown in the following tables (in thousands):
Three Months June 30, 2010

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
Revenues	$284,352	$121,337	$19,167	$—	$424,856
Cost of services (exclusive of items shown separately below)	167,875	43,759	18,282	—	229,916
Depreciation, depletion, amortization and accretion	23,670	28,053	2,576	—	54,299
General and administrative expenses	59,925	29,191	3,413	—	92,529
Income (loss) from operations	32,882	20,334	(5,104)	—	48,112
Interest expense, net	—	—	—	(12,680)	(12,680)
Earnings from equity-method investments, net	—	—	—	2,170	2,170

Income (loss) before income taxes	$32,882	$20,334	$(5,104)	$(10,510)	$37,602

Three Months June 30, 2009

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
Revenues	$231,121	$102,533	$27,507	$—	$361,161
Cost of services (exclusive of items shown separately below)	147,514	33,302	16,452	—	197,268
Depreciation and amortization	21,608	26,276	3,094	—	50,978
General and administrative expenses	34,410	22,832	3,041	—	60,283
Reduction in value of assets	92,683	—	—	—	92,683
Income (loss) from operations	(65,094)	20,123	4,920	—	(40,051)
Interest expense, net	—	—	—	(11,720)	(11,720)
Loss from equity-method investments, net	—	—	—	(19,426)	(19,426)
Reduction in value of equity-method investments	—	—	—	(36,486)	(36,486)

Income (loss) before income taxes	$(65,094)	$20,123	$4,920	$(67,632)	$(107,683)

Six Months June 30, 2010

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
Revenues	$517,118	$235,614	$36,635	$—	$789,367
Cost of services (exclusive of items shown separately below)	310,744	83,854	34,370	—	428,968
Depreciation, depletion, amortization and accretion	44,092	56,289	4,966	—	105,347
General and administrative expenses	105,703	51,190	6,360	—	163,253
Income (loss) from operations	56,579	44,281	(9,061)	—	91,799
Interest expense, net	—	—	—	(26,718)	(26,718)
Earnings from equity-method investments, net	—	—	—	6,155	6,155

Income (loss) before income taxes	$56,579	$44,281	$(9,061)	$(20,563)	$71,236

Six Months June 30, 2009

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
Revenues	$519,178	$228,477	$50,615	$—	$798,270
Cost of services (exclusive of items shown separately below)	313,003	75,338	31,392	—	419,733
Depreciation and amortization	43,665	51,647	5,534	—	100,846
General and administrative expenses	73,221	46,060	5,988	—	125,269
Reduction in value of assets	92,683	—	—	—	92,683
Income (loss) from operations	(3,394)	55,432	7,701	—	59,739
Interest expense, net	—	—	—	(25,008)	(25,008)
Loss from equity-method investments, net	—	—	—	(17,170)	(17,170)
Reduction in value of equity-method investments	—	—	—	(36,486)	(36,486)

Income (loss) before income taxes	$(3,394)	$55,432	$7,701	$(78,664)	$(18,925)

Identifiable Assets

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
June 30, 2010	$1,654,999	$790,806	$283,864	$57,579	$2,787,248

December 31, 2009	$1,377,122	$759,418	$299,834	$80,291	$2,516,665

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
United States	$311,790	$290,406	$567,115	$654,535
Other Countries	113,066	70,755	222,252	143,735

Total	$424,856	$361,161	$789,367	$798,270

	June 30,	December 31,
	2010	2009
Long-Lived Assets:
United States	$865,243	$828,662
Other Countries	410,051	230,314

Total	$1,275,294	$1,058,976

(12) Guarantee
As part of SPN Resources’ acquisition of its oil and gas properties, the Company guaranteed SPN Resources’ performance of its decommissioning liabilities. In accordance with authoritative guidance related to guarantees, the Company has assigned an estimated value of $2.7 million at both June 30, 2010 and December 31, 2009, related to decommissioning performance guarantees, which is reflected in other long-term liabilities. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event that SPN Resources defaults on the decommissioning liabilities, the total maximum potential obligation under these guarantees is estimated to be approximately $111.4 million, net of the contractual right to receive payments from third parties, which is approximately $25.1 million, as of June 30, 2010. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled by SPN Resources.
(13) Reduction in Value of Assets
In accordance with the authoritative guidance related to impairment or disposal of long-lived assets, assets such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance. The Company’s assets are grouped by subsidiary or division for impairment testing, except for liftboats, which are grouped together by leg length. These groupings represent the lowest level of identifiable cash flows. If the assets’ future estimated cash flows are less than the carrying amount of those items, impairment losses are recorded by the amount by which the carrying amount of such assets exceeds the fair value. The net carrying value of assets not fully recoverable is reduced to fair value. The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market transactions and is subject to variability. The oil and gas industry is cyclical and these estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying values of these assets and, in periods of prolonged down cycles, may result in impairment charges. During the second quarter of 2009, due to continued decline in demand for services in the domestic land markets, the Company identified impairments of certain amortizable intangible assets of approximately $92.7 million.

(14) Fair Value Measurements
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
The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30,
	2010	Level 1	Level 2	Level 3
Intangible and other long-term assets
Non-qualified deferred compensation assets	$11,120	$2,235	$8,885	—

Other long-term liabilities
Non-qualified deferred compensation liabilities	$15,088	—	$15,088	—
Interest rate swap agreement	$373	—	$373	—

	December 31,
	2009	Level 1	Level 2	Level 3
Intangible and other long-term assets
Non-qualified deferred compensation assets	$12,382	$4,586	$7,796	—

Other long-term liabilities
Non-qualified deferred compensation liabilities	$15,758	—	$15,758	—
The Company’s non-qualified deferred compensation plan allows officers and highly compensated employees to defer receipt of a portion of their compensation and contribute such amounts to one or more hypothetical investment funds (see note 4). The Company entered into a separate trust agreement, subject to general creditors, to segregate the assets of the plan and reports the accounts of the trust in its condensed consolidated financial statements. These investments are reported at fair value based on unadjusted quoted prices in active markets for identifiable assets and observable inputs for similar assets and liabilities, which represent Levels 1 and 2, respectively, in the fair value hierarchy. The realized and unrealized holding gains and losses related to non-qualified deferred compensation assets are recorded in interest expense, net. The realized and unrealized holding gains and losses related to non-qualified deferred compensation liabilities are recorded in general and administrative expenses.
In March 2010, the Company entered into an interest rate swap agreement for a notional amount of $150 million, whereby the Company is entitled to receive quarterly interest payments at a fixed rate of 6 7/8% per annum and is obligated to make quarterly interest payments at a floating rate, which is adjusted every 90 days, based on LIBOR plus a fixed margin. The Company entered into the interest rate swap agreement in an effort to reduce its overall borrowing costs. The swap agreement, scheduled to terminate on June 1, 2014, is designated as a fair value hedge of a portion of the 6 7/8% unsecured senior notes, as the derivative has been tested to be highly effective in offsetting changes in the fair value of the underlying note. As this derivative is classified as a fair value hedge, the changes in the fair value of the derivative are offset against the changes in the fair value of the underlying note in interest expense, net (see note 15).

In 2009, the Company adopted the authoritative guidance regarding non-financial assets and non-financial liabilities that are remeasured at fair value on a non-recurring basis. In accordance with this guidance, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the second quarter of 2009, due to continued decline in demand for services in the domestic land markets, the Company identified impairments of certain amortizable intangible assets of approximately $92.7 million (see note 13). Additionally, the Company recorded a $36.5 million reduction in the value of its equity-method investment in BOG (see note 5).
The following table reflects the fair value measurements used in testing the impairment of intangible assets and equity-method investments during the six months ended June 30, 2009 (in thousands):

	June 30,	Fair Value Measurements Using			Total
	2009	Level 1	Level 2	Level 3	Losses
Intangible and other long-term assets, net	$-0-			$-0-	$(92,683)

Equity-method investments	$-0-			$-0-	$(36,486)
The fair value of the Company’s financial instruments of cash equivalents, accounts receivable, equity-method investments and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company’s long-term debt was approximately $815.4 million and $853.2 million at June 30, 2010 and December 31, 2009, respectively. The fair value of these debt instruments is determined by reference to the market value of the instrument as quoted in an over-the-counter market.
(15) Derivative Financial Instruments
The Company manages its debt portfolio by targeting an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve its goal. The Company does not use derivative financial instruments for trading or speculative purposes.
In March 2010, the Company entered into an interest rate swap agreement that effectively converted $150 million of fixed rate debt maturing in 2014 to floating rate debt. The transaction was entered into with the goal of reducing overall borrowing costs. This transaction was designated as a fair value hedge since the swap hedges against the change in fair value of fixed rate debt resulting from changes in interest rates. The Company recorded a derivative liability of $0.4 million within other long-term liabilities in the condensed consolidated balance sheet as of June 30, 2010.
The location and effect of the derivative instrument on the condensed consolidated statements of operations for the three and six month periods ended June 30, 2010, presented on a pre-tax basis, is as follows (in thousands):

		Amount of (gain) loss recognized
	Location of	Three Months	Six Months
	(gain) loss	Ended June 30,	Ended June 30,
	recognized	2010	2010
Interest rate swap	Interest expense, net	$(2,630)	$(1,515)
Hedged item — debt	Interest expense, net	2,380	1,888

		$(250)	$373

For the six months ended June 30, 2010, approximately $0.4 million of interest expense was related to the ineffectiveness associated with this fair value hedge. Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

(16) Income Taxes
The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. In the six month period ended June 30, 2010, the Company’s recognition of unrecorded tax benefits increased to $27.5 million as of June 30, 2010 from $11.0 million as of December 31, 2009. This increase was related to foreign income tax attributable to the Hallin acquisition (see note 2).
In addition to its U.S. federal tax return, the Company files income tax returns in various state and foreign jurisdictions. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2005.
(17) Commitments and Contingencies
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
(18) Subsequent Events
In 2009, the Financial Accounting Standards Board issued authoritative guidance regarding subsequent events, which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In accordance with this guidance, the Company has evaluated and disclosed all material subsequent events that occurred after the balance sheet date, but before financial statements were issued.
(19) New Accounting Pronouncements
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
In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-13 (ASU 2009-13), “Multiple-Deliverable Revenue Arrangements.” The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact the adoption of ASU 2009-13 will have, if any, on its results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current market and industry conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: risks associated with the uncertainty of macroeconomic and business conditions worldwide, as well as the global credit markets; the cyclical nature and volatility of the oil and gas industry, including the level of offshore exploration, production and development activity and the volatility of oil and gas prices; changes in competitive factors affecting the Company’s operations; political, economic and other risks and uncertainties associated with international operations; the seasonality of the offshore industry in the Gulf of Mexico; the potential shortage of skilled workers; the Company’s dependence on certain customers; the risks inherent in long-term fixed-price contracts; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; risks inherent in acquiring businesses; and the effect of regulatory programs and environmental matters on the Company’s performance. These risks and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2009. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, including for example the market prices of oil and natural gas, which we cannot control. Further, during the quarter, we may make changes to our business plans that could or will affect our results for the quarter. We do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
Executive Summary
During the second quarter of 2010, revenue was $424.9 million, income from operations was $48.1 million, net income was $24.1 million and diluted earnings per share was $0.30. These results include $16.4 million of pre-tax management transition expenses.
Growth was strongest in the domestic land markets, where the average number of rigs drilling for oil and gas increased by 13% over the first quarter of 2010. As a result, the revenue from domestic land markets increased 29% to $119.9 million. Gulf of Mexico revenue increased 18% due to seasonal increases in plug and abandonment, coiled tubing, well control and oil spill response activity associated with the Deepwater Horizon event.
The April 22, 2010 catastrophic explosion of the Deepwater Horizon and the resulting oil spill in the Gulf of Mexico has significantly and adversely disrupted oil and gas exploration activities in the Gulf of Mexico, and the duration that this disruption will continue is currently unknown. The President of the United States has appointed a commission that is studying the causes of the catastrophe for the purpose of recommending what legislative or regulatory measures should be taken in order to minimize the possibility of a reoccurrence of a disastrous oil spill. Pending the completion of that report, the United States government has imposed a moratorium through November 30, 2010 effectively suspending all deepwater drilling activity in the Gulf of Mexico. Although the moratorium did not suspend drilling activity in the shallow waters of the Gulf of Mexico, new safety and permitting requirements have been imposed on shallow water operators and only a limited number of new drilling permits have been issued to shallow water operators since the spill.
We are supporting oil spill containment and cleanup efforts in the Gulf of Mexico through our well control, accommodations, liftboats and environmental services. However, our drilling products and services, such as specialty tubulars and stabilizers, are experiencing reduced demand as a result of the imposed moratorium. Based on the information we have received from customers and our current understanding of the moratorium, we believe that the effects of the moratorium could reduce earnings per share in the second half of the year by as much as $0.20. The impact to earnings could worsen if permits for drilling and other oilfield service activities in the shallow waters of the Gulf of Mexico are not issued at an increased pace. In addition, we believe drilling in the deepwater will be slow to resume once the moratorium is lifted as operators and drillers work to comply with new and more stringent regulations. For additional information, see Item 1A, “Risk Factors.”
Subsea and well enhancement segment revenue was $284.4 million, a 22% increase from the first quarter of 2010, and income from operations – inclusive of this segment’s allocation of the management transition expense – was $32.9 million as compared with income from operations of $23.7 million in the first quarter of 2010. Our domestic land revenue from this segment increased 28% to $84 million over the first quarter of 2010 due to increases in demand for production-related services such as coiled tubing, cased hole wireline, well control and ancillary services. Our international revenue increased 9% to $71 million over the first quarter of 2010 due to a full quarter contribution from Hallin. Gulf of Mexico revenue increased 27% primarily due to seasonal increases in demand for production-related and decommissioning services as well as oil spill response activity.
Drilling products and services segment revenue was $121.3 million, a 6% increase as compared with the first quarter of 2010, and income from operations – inclusive of this segment’s allocation of the management transition expense – was $20.3 million, a 15% decrease from the first quarter of 2010. Excluding the allocation of the management transition expense, income from operations as a percentage of revenue increased 5%. Demand for stabilizers and accommodations increased in the domestic land markets, resulting in a 33% sequential increase in revenue to $36 million from that market area. This was partially offset by a 3% decrease in Gulf of Mexico revenue, to $46 million, as the drilling moratorium reduced rentals of specialty tubulars and drill pipe to customers in the deepwater market.
Marine segment revenue was $19.2 million and the loss from operations was $5.1 million, inclusive of this segment’s allocation of the management transition expense. This compares with first quarter 2010 revenue of $17.5 million and a loss from operations of $4.0 million. Utilization of our liftboats increased to 62% from 47% in the first quarter of 2010 as a result of seasonal increases in activity in the shallow water Gulf of Mexico. The loss from operations increased primarily due to downtime for our two 250-foot class liftboats as a result of mandatory U.S. Coast Guard inspections, and increased repair and maintenance expenses.
Comparison of the Results of Operations for the Three Months Ended June 30, 2010 and 2009
For the three months ended June 30, 2010, our revenues were $424.9 million, resulting in net income of $24.1 million, or $0.30 diluted earnings per share. For the three months ended June 30, 2009, revenues were $361.2 million and the net loss was $68.9 million, or $0.88 loss per share. Included in the results for the three months ended June 30, 2010 were pre-tax management transition expenses of $16.4 million. Included in the results for the three months ended June 30, 2009 were non-cash, pre-tax charges of $92.7 million for the reduction in value of intangible assets and $36.5 million for the reduction in value of our remaining equity-method investment in BOG. Revenues for the three months ended June 30, 2010 were higher in the subsea and well enhancement segment due to the acquisitions of Hallin and the Bullwinkle platform coupled with an increase in demand for coiled tubing services. Revenue also increased in the drilling products and services segment primarily due to increased rentals of specialty tubulars, stabilization equipment and accommodation units. During the three months ended June 30, 2010, revenue in our marine segment decreased due to lower dayrates coupled with the fact that several of our larger liftboats were out of service for the majority of the second quarter.

The following table compares our operating results for the three months ended June 30, 2010 and 2009 (in thousands). Cost of services excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue			Cost of Services
	2010	2009	Change	2010	%	2009	%	Change
Subsea and Well Enhancement	$284,352	$231,121	$53,231	$167,875	59%	$147,514	64%	$20,361
Drilling Products and Services	121,337	102,533	18,804	43,759	36%	33,302	32%	10,457
Marine	19,167	27,507	(8,340)	18,282	95%	16,452	60%	1,830

Total	$424,856	$361,161	$63,695	$229,916	54%	$197,268	55%	$32,648

The following provides a discussion of our results on a segment basis:
Subsea and Well Enhancement
Revenue from our subsea and well enhancement segment was $284.4 million for the three months ended June 30, 2010, as compared with $231.1 million for the same period in 2009. Cost of services percentage decreased to 59% of segment revenue for the three months ended June 30, 2010 from 64% for the same period in 2009. Our increase in revenue and profitability is primarily attributable to the increase in the domestic land and international market areas. Revenue from our domestic land market area increased approximately 73% due to demand for coiled tubing, wireline and hydraulic workover and snubbing services. Additionally, revenue from our international market area more than doubled primarily due to our acquisition of Hallin along with increased demand for hydraulic workover services. Revenue from our Gulf of Mexico market area decreased due to the fact that we performed less work associated with our large-scale decommissioning project as this project neared completion. This decrease was partially offset by increased well control work, plug and abandonment activity and our acquisition of the Bullwinkle platform.
Drilling Products and Services Segment
Revenue from our drilling products and services segment for the three months ended June 30, 2010 was $121.3 million, as compared to $102.5 million for the same period in 2009. Cost of rentals and sales percentage increased to 36% of segment revenue for the three months ended June 30, 2010 from 32% for the same period of 2009. The increase in revenue for this segment is primarily related to an increase in the rentals of our drill pipe in our international market area and accommodation rentals in our domestic land market areas. Revenue in our domestic land market areas increased 37% to approximately $35.6 million for the quarter ended June 30, 2010 over the same period in 2009. Revenue generated from our international market areas increased approximately 19% for the quarter ended June 30, 2010 over the same period in 2009.
Marine Segment
Our marine segment revenue for the three months ended June 30, 2010 was $19.2 million, a 30% decrease over the same period in 2009. Our cost of services percentage increased to 95% of segment revenue for the three months ended June 30, 2010 from 60% for the same period in 2009 primarily due to increased liftboat inspections and maintenance costs coupled with decreased revenue. Due to the high fixed cost nature of this segment, cost of services does not fluctuate proportionately with revenue. The fleet’s average utilization increased to approximately 62% for the second quarter of 2010 from 53% in the same period in 2009. Conversely, the fleet’s average dayrate decreased to approximately $12,500 for the second quarter of 2010 from $17,500 in the same period in 2009.
The average dayrate decreased as several of our larger liftboats were not available for work due to inspections and repairs. Both of our 250-foot class liftboats were out of service for a combined 82 days for U.S. Coast Guard inspections. Additionally, our two completed 265-foot class liftboats were out of service for the entire period for repairs. We believe that the damage sustained by one of the liftboats during Hurricane Ida is covered by our insurance program. We anticipate both 265-foot class liftboats will return to service in the fourth quarter of 2010. Construction on the remaining two 265-foot class liftboats was suspended in March 2009, as a result of disputes with the builder. Those disputes have been resolved and the uncompleted vessels have been delivered to a different shipyard to be completed. We are currently in the process of re-designing these two partially constructed 265-foot class liftboats to increase their size in order to meet market demand.

Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $54.3 million in the three months ended June 30, 2010 from $51.0 million in the same period in 2009. Depreciation, depletion, amortization and accretion expense related to our subsea and well enhancement segment for the three months ended June 30, 2010 increased approximately $2.1 million, or 10%, from the same period in 2009. This increase is primarily due to the acquisitions of Hallin and the Bullwinkle platform, along with 2009 and 2010 capital expenditures, which was partially offset by the decrease in depreciation and amortization expense as a result of the $212.5 million reduction in value of assets related to our domestic land market areas recorded in 2009. Depreciation and amortization expense increased within our drilling products and services segment by $1.8 million, or 7%, due to 2009 and 2010 capital expenditures. Depreciation expense related to the marine segment for the three months ended June 30, 2010 decreased slightly from the same period in 2009. This decrease in depreciation expense is attributable to lower utilization in our larger fleet coupled with the sale of four 145-foot leg length liftboats in November 2009. This decrease was partially offset due to higher utilization in our smaller fleet.
General and Administrative Expenses
General and administrative expenses increased to $92.5 million for the three months ended June 30, 2010 from $60.3 million for the same period in 2009. The increase is primarily related to pre-tax management transition expenses of $16.4 million along with our recent acquisitions of Hallin and the Bullwinkle platform. Other increases include bonus and insurance expense based on increased revenue and profitability.
Comparison of the Results of Operations for the Six Months Ended June 30, 2010 and 2009
For the six months ended June 30, 2010, our revenues were $789.4 million, resulting in net income of $45.6 million, or $0.57 diluted earnings per share. Included in the results for the six months ended June 30, 2010 were pre-tax management transition expenses of $16.4 million. For the six months ended June 30, 2009, revenues were $798.3 million and the net loss was $12.1 million, or $0.16 loss per share. Included in the results for the six months ended June 30, 2009 were non-cash, pre-tax charges of $92.7 million for the reduction in value of intangible assets and $36.5 million for the reduction in value of our remaining equity-method investment in BOG. Also included in the results for the six months ended June 30, 2009 were losses of $14.0 million from our share of BOG primarily related to impairments of its oil and gas properties as well as our share of unrealized losses related to hedges in place at BOG. Losses from equity-method investments for the six months ended June 30, 2009 includes $7.4 million of our share of unrealized losses associated with mark-to-market changes in the value of outstanding hedging contracts put in place by SPN Resources. Revenues for the six months ended June 30, 2010 were slightly lower in the subsea and well enhancement segment primarily based on a decline in revenue from work associated with our large-scale decommissioning project as this project neared completion. This revenue stream was partially offset by the acquisitions of Hallin and the Bullwinkle platform. Revenue increased in the drilling products and services segment primarily due to increased rentals of specialty tubulars and accommodation units. During the six months ended June 30, 2010, revenue in our marine segment decreased because of lower dayrates due to the fact that several of our larger liftboats were out of service for inspections and repairs.
The following table compares our operating results for the six months ended June 30, 2010 and 2009 (in thousands). Cost of services excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue			Cost of Services
	2010	2009	Change	2010	%	2009	%	Change
Subsea and Well Enhancement	$517,118	$519,178	$(2,060)	$310,744	60%	$313,003	60%	$(2,259)
Drilling Products and Services	235,614	228,477	7,137	83,854	36%	75,338	33%	8,516
Marine	36,635	50,615	(13,980)	34,370	94%	31,392	62%	2,978

Total	$789,367	$798,270	$(8,903)	$428,968	54%	$419,733	53%	$9,235

The following provides a discussion of our results on a segment basis:
Subsea and Well Enhancement
Revenue from our subsea and well enhancement segment was $517.1 million for the six months ended June 30, 2010, as compared with $519.2 million for the same period in 2009. Cost of services percentage remained constant for the six month periods ended June 30, 2010 and 2009. Our decrease in revenue and profitability from the Gulf of Mexico market area was offset by increases in our international and domestic land market areas. Gulf of Mexico revenues decreased primarily based on a decline in revenue from work associated with our large-scale decommissioning project as this project neared completion. This decrease was partially offset by increased well control work, plug and abandonment activity as well as our acquisition of the Bullwinkle platform. Revenue from our international market area more than doubled primarily due to our acquisition of Hallin coupled with increased demand for the majority of the product service lines within the segment. Revenue from our domestic land market area increased approximately 32% due to demand for coiled tubing, wireline, well control, and hydraulic workover and snubbing services.
Drilling Products and Services Segment
Revenue from our drilling products and services segment for the six months ended June 30, 2010 was $235.6 million, as compared to $228.5 million for the same period in 2009. Cost of rentals and sales percentage increased to 36% of segment revenue for the six months ended June 30, 2010 from 33% for the same period of 2009. The increase in revenue in this segment is primarily related to accommodations rentals, specifically in our Gulf of Mexico and domestic land market areas. Revenue in our Gulf of Mexico market area increased 3% to approximately $94.3 million for the six months ended June 30, 2010 over the same period in 2009. Revenue from our domestic land market area decreased 2%. Revenue increases from our accommodations rentals in our domestic land market areas were more than offset by decreases in rentals of drill pipe and stabilization equipment. Revenue generated from our international market areas increased approximately 7% for the six months ended June 30, 2010 over the same period in 2009, primarily due to increased activity in Latin America.
Marine Segment
Our marine segment revenue for the six months ended June 30, 2010 was $36.6 million, a 28% decrease over the same period in 2009. Our cost of services percentage increased to 94% of segment revenue for the six months ended June 30, 2010 from 62% for the same period in 2009 primarily due to increased liftboat inspections and maintenance costs coupled with decreased revenue. Due to the high fixed cost nature of this segment, cost of services does not fluctuate proportionately with revenue. The fleet’s average utilization increased to approximately 55% for the first half of 2010 from 51% in the same period in 2009. However, the fleet’s average dayrate decreased to approximately $13,500 for the first half of 2010 from $17,200 in the same period in 2009. The average dayrate decreased as several of our larger liftboats were not available for work due to inspections and repairs. Both of our 250-foot class liftboats were out of service for an extended period of time for U.S. Coast Guard inspections. Additionally, our two completed 265-foot class liftboats were out of service for the entire period for repairs.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $105.3 million in the six months ended June 30, 2010 from $100.8 million in the same period in 2009. Depreciation, depletion, amortization and accretion expense related to our subsea and well enhancement segment for the six months ended June 30, 2010 remained essentially constant from the same period in 2009. Increases in depreciation, depletion, amortization and accretion related to the acquisitions of Hallin and the Bullwinkle platform, along with 2009 and 2010 capital expenditures, were offset by the decrease in depreciation and amortization expense as a result of the $212.5 million reduction in value of assets related to our domestic land market areas recorded in 2009. Depreciation and amortization expense increased within our drilling products and services segment by $4.6 million, or 9%, due to 2009 and 2010 capital expenditures. Depreciation expense related to the marine segment for the six months ended June 30, 2010 decreased slightly from the same period in 2009. The decrease in depreciation expense is attributable to lower utilization in our larger fleet coupled with the sale of four 145-foot leg length liftboats in November 2009. This decrease was partially offset due to higher utilization in our smaller fleet.

General and Administrative Expenses
General and administrative expenses increased to $163.3 million for the six months ended June 30, 2010 from $125.3 million for the same period in 2009. The increase is primarily related to pre-tax management transition expenses of $16.4 million along with our recent acquisitions of Hallin and the Bullwinkle platform.
Liquidity and Capital Resources
In the six months ended June 30, 2010, we generated net cash from operating activities of $257.1 million as compared to $89.4 million in the same period of 2009. This increase is primarily attributable to the billings and receipt of payments related to the large-scale decommissioning contract in the Gulf of Mexico, which is currently expected to be completed early next quarter. Included in other current assets is approximately $150.5 million and $209.5 million at June 30, 2010 and December 31, 2009, respectively, of costs and estimated earnings in excess of billings related to this project. Billings, and subsequent receipts, are based on the completion of milestones. We are working on several aspects of this project at the same time, so we continue to incur costs and recognize revenue in advance of completing milestones. Our primary liquidity needs are for working capital, and to fund capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under our revolving credit facility. We had cash and cash equivalents of $64.0 million at June 30, 2010 compared to $206.5 million at December 31, 2009, of which $162.3 million was used to fund the acquisition of Hallin.
We spent $147.8 million of cash on capital expenditures during the six months ended June 30, 2010. Approximately $61.6 million was used to expand and maintain our drilling products and services equipment inventory, approximately $9.0 million was spent on our marine segment and approximately $66.4 million was used to expand and maintain the asset base of our subsea and well enhancement segment, including the purchase of a 220-foot dynamically positioned vessel.
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
In July 2010, we amended our bank revolving credit facility to increase the borrowing capacity to $400 million from $325 million, with the right, at our option, to increase the size of the facility to $550 million. Any amounts outstanding under the revolving credit facility are due on July 20, 2014. At July 30, 2010, we had $157.5 million outstanding under the bank credit facility. We also had $9.7 million of letters of credit outstanding, which reduces our borrowing capacity under this credit facility. Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our leverage ratio. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness.
At June 30, 2010, we had outstanding $13.8 million in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on June 3rd and December 3rd of each year through the maturity date of June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements.
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
Under certain circumstances, holders may exchange the notes for shares of our common stock. The initial exchange rate is 21.9414 shares of common stock per $1,000 principal amount of notes. This exchange rate is equal to an initial exchange price of $45.58 per share. The exchange price represents a 35% premium over the closing share price at the date of issuance. The notes may be exchanged under the following circumstances:
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
Holders of the senior exchangeable notes may also require us to purchase all or a portion of their notes on December 15, 2011, December 15, 2016 and December 15, 2021 subject to certain administrative formalities. In each case, the purchase price payable will be equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest with all amounts payable in cash.
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

The following table summarizes our contractual cash obligations and commercial commitments at June 30, 2010 (amounts in thousands) for our long-term debt (including estimated interest payments), operating leases and other long-term liabilities. We do not have any other material obligations or commitments.

	Remaining
	Six Months
Description	2010	2011	2012	2013	2014	2015	Thereafter

Long-term debt, including estimated interest payments	$17,759	$35,636	$35,084	$35,031	$460,995	$6,449	$467,904
Decommissioning liabilities	15,579	13,098	7,766	5,764	4,089	83,622	—
Operating leases	7,323	9,711	6,091	3,710	2,891	1,166	11,539
Vessel construction	22,375	22,375	29,834	—	—	—	—
Other long-term liabilities	—	20,683	21,385	18,591	13,008	7,722	32,090

Total	$63,036	$101,503	$100,160	$63,096	$480,983	$98,959	$511,533

We currently believe that we will spend approximately $215 million to $225 million on capital expenditures, excluding acquisitions, during the remaining six months of 2010. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
In connection with the large-scale platform decommissioning project in the Gulf of Mexico, we anticipate collecting an additional $154.4 million throughout the remainder of 2010.
In May 2010, we signed a contract to have a compact semi-submersible vessel constructed for us. The vessel is designed for both shallow and deep water conditions and will be capable of performing subsea construction, inspection, repairs and maintenance work as well as subsea light well intervention and abandonment work.
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
Off-Balance Sheet Financing Arrangements
We have no off-balance sheet financing arrangements other than potential additional consideration that may be payable as a result of the future operating performances of certain acquisitions. At June 30, 2010, the maximum additional consideration payable for these acquisitions was approximately $16.9 million. Since these acquisitions occurred before we adopted the revised authoritative guidance for business combinations, these amounts are not classified as liabilities and are not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.
Hedging Activities
In an effort to reduce our overall borrowing costs, we entered into an interest rate swap in March 2010 that effectively converted certain fixed-rate debt instruments into floating-rate debt instruments. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. Currently, we have fixed-rate interest on approximately 65% of our long-term debt. As of June 30, 2010, we had $150 million of long-term debt with a variable interest rate, which is adjusted every 90 days, based on LIBOR plus a fixed margin.

From time to time, we enter into forward foreign exchange contracts to mitigate the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. During the six months ended June 30, 2009, we held outstanding foreign currency forward contracts in order to hedge exposure to currency fluctuations between the British Pound Sterling and the Euro. These contracts were not accounted for as hedges and were marked to fair market value each period. As of June 30, 2010, we had no outstanding foreign currency forward contracts.
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
In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-13 (ASU 2009-13), “Multiple-Deliverable Revenue Arrangements.” The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact the adoption of ASU 2009-13 will have, if any, on our results of operations and financial position.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange, interest rates, equity prices, and oil and gas prices as discussed below.
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

When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. As of June 30, 2010, we had no outstanding foreign currency forward contracts.
Interest Rate Risk
At June 30, 2010, our debt (exclusive of discounts), was comprised of the following (in thousands):

	Fixed	Variable
	Rate Debt	Rate Debt
Bank revolving credit facility due 2014 ^	$—	$139,600
6.875% Senior notes due 2014 *	150,000	150,000
1.5% Senior exchangeable notes due 2026	400,000	—
U.S. Government guaranteed long-term financing due 2027	13,761	—

Total Debt	$563,761	$289,600

(^)	In July 2010, we amended our bank revolving credit facility to increase the borrowing capacity to $400 million from $325 million, with the right, at our option, to increase the size of the facility to $550 million. Additionally, the amendment extended the maturity date to July 20, 2014.

(*)	In March 2010, we entered into an interest rate swap agreement for a notional amount of $150 million, whereby we are entitled to receive quarterly interest payments at a fixed rate of 6 7/8% per annum and are obligated to make quarterly interest payments at a variable rate. The variable interest rate, which is adjusted every 90 days, is based on LIBOR plus a fixed margin.
Based on the amount of this debt outstanding at June 30, 2010, a 10% increase in the variable interest rate would increase our interest expense for the six months ended June 30, 2010 by approximately $0.6 million, while a 10% decrease would decrease our interest expense by approximately $0.6 million.
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
Item 4. Controls and Procedures
a.	Evaluation of disclosure control and procedures. As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
b.	Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009. For additional information on risk factors, refer to Item 1A. Risk Factors of Part I of our annual report on Form 10-K for the year ended December 31, 2009.
The Deepwater Horizon incident could have a significant impact on exploration and production activities in United States coastal waters that could adversely affect demand for our services and equipment.
As an energy service company, the success and profitability of our operations in the United States are dependent on the level of drilling and exploration activity in the Gulf of Mexico. Revenue generated from our Gulf of Mexico market area was approximately $355 million and $478 million for the six month periods ended June 30, 2010 and 2009, respectively.
The April 2010 catastrophic explosion of the Deepwater Horizon and the related oil spill in the Gulf of Mexico has significantly and adversely disrupted oil and gas exploration activities in the Gulf of Mexico, and the duration that this disruption will continue is currently unknown. The President of the United States has appointed a commission that is studying the causes of the catastrophe for the purpose of recommending what legislative or regulatory measures should be taken in order to minimize the possibility of a reoccurrence of a disastrous oil spill. Pending the completion of that report, the United States government has imposed a moratorium through November 30, 2010 effectively suspending all deepwater drilling activity in the Gulf of Mexico. Although the moratorium did not suspend drilling activity in the shallow waters of the Gulf of Mexico, new safety and permitting requirements have been imposed on shallow water operators and only a limited number of new drilling permits have been issued to shallow water operators since the spill. Additionally, various bills are being considered by Congress which, if enacted, could either significantly increase the costs of conducting drilling and exploration activities in the Gulf of Mexico, particularly in deep waters, or possibly drive a substantial portion of drilling and operation activity out of the Gulf of Mexico.
We are supporting oil spill containment and cleanup efforts in the Gulf of Mexico through our well control, accommodations, liftboats and environmental services. However, our drilling products and services such as specialty tubulars and stabilizers have experienced reduced demand as a result of the imposed moratorium. Among the uncertainties that confront the industry are whether Congress will repeal the $75 million cap for non-reclamation liabilities under the Oil Pollution Act of 1990, whether insurance will continue to be available at a reasonable cost and with reasonable policy limits to support drilling and exploration activity in the Gulf of Mexico, whether permits for drilling and other oilfield service activities will be issued and at what rate, and whether the overall legislative and regulatory response to the disaster will discourage investment in oil and gas exploration in the Gulf of Mexico. Although the eventual outcome of these uncertainties is currently unknown, any one or more of them could further reduce demand for our services and equipment and adversely affect our operations in the U.S. Gulf of Mexico. However, until the ultimate regulatory response to this catastrophe becomes more certain, we cannot accurately predict the extent of the impact of this event on our customers and similarly, the longer term impact the catastrophe may have on our business and operations. Any regulatory response that has the effect of materially curtailing drilling and exploration activity in the Gulf of Mexico will ultimately adversely affect our operations in the Gulf of Mexico.

The following risk factors included in Item 1A. Risk Factors of Part I of our annual report on Form 10-K for the year ended December 31, 2009, have been updated:
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
These risks affect our provision of oilfield services and equipment, as well as our oil and gas operations. Our liftboats and marine vessels are also subject to operating risks such as marine disasters, adverse weather conditions, collisions and navigation errors.
The realization of any of these risks could result in catastrophic events causing personal injury, loss of life, damage to or destruction of wells, production facilities or other property or equipment, or damages to the environment, which could lead to claims against us for substantial damages. A catastrophic event could also subject us to cleanup obligations, regulatory investigation, penalties or suspension of operations. In addition, certain of our employees who perform services on offshore platforms and marine vessels are covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws make the liability limits established by federal and state workers’ compensation laws inapplicable to these employees and instead permit them or their representatives to pursue actions against us for damages for job related injuries generally without limitation. Realization of any of the foregoing by our equity-method investments engaged in oil and gas production could result in significant impairment of our related equity-method investment balances.
As a result of indemnification obligations contained in most of our customer contracts, we may also be required to indemnify our customers for any damages sustained by our employees or equipment, regardless of whether those damages were caused by us.
We maintain several types of insurance to cover liabilities arising from our operations. These policies include primary and excess umbrella liability policies with limits of $100 million dollars per occurrence, including sudden and accidental pollution incidents. We also maintain property insurance on our physical assets, including marine vessels and operating equipment and platforms and wells. The cost of many of the types of insurance coverage maintained for our oil and gas operations has increased significantly due to losses as a result of hurricanes that occurred in the Gulf of Mexico in recent years and resulted in the retention of significant additional risk of loss by us and our equity-method investments, primarily through higher insurance deductibles. Also, most of these property insurance policies now have annual aggregate limits, rather than occurrence-based limits, for named storm damages and significantly higher deductibles for wind damage. Very few insurance underwriters offer certain types of insurance coverage maintained by us, and there can be no assurance that any particular type of insurance coverage will continue to be available in the future, that we will not accept retention of additional risk through higher insurance deductibles or otherwise, or that we will be able to purchase our desired level of insurance coverage at commercially feasible rates.
The frequency and severity of incidents relating to our operating risks affect our operating costs, insurability, earnings from our equity-method investments, and relationships with customers, employees and regulators. Any increase in the frequency or severity of such incidents, or the general level of compensation and damage awards with respect to such incidents, could adversely affect our ability to obtain insurance or projects from oil and gas companies. Also, any significant uninsured losses could have a material adverse effect on our financial position, results of operations and cash flows.

We are susceptible to adverse weather conditions in the Gulf of Mexico.
Certain areas in and near the Gulf of Mexico experience hurricanes and other extreme weather conditions on a relatively frequent basis. Substantially all of our assets offshore and along the Gulf of Mexico are susceptible to damage or total loss by these storms. Although we maintain insurance on our properties, due to the significant losses incurred as a consequence of the hurricanes that occurred in the Gulf of Mexico in recent years, these coverages are not comparable with that of prior years. For instance, since 2006, our insurance policies now have an annual aggregate limit, rather than an occurrence limit. Also, our deductible for wind damage versus non-wind events is between five and ten times higher. Thus, we are at a greater risk of loss due to severe weather conditions. Any significant uninsured losses could have a material adverse effect on our financial position, results of operations and cash flows.
Damage to our equipment caused by high winds and turbulent seas could cause us to curtail or suspend service operations for significant periods of time until damage can be assessed and repaired. Moreover, even if we do not experience direct damage from any of these storms, we may experience disruptions in our operations because customers may curtail or suspend their development activities due to damage to their platforms, pipelines and other related facilities. We do not maintain business interruption insurance that would protect us in these events.

Item 6. Exhibits
     (a) The following exhibits are filed with this Form 10-Q:

3.1	Composite Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 7, 2009).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 12, 2007).

10.1^	Employment Agreement, dated effective as of April 28, 2010, by and between Superior Energy Services, Inc. and David D. Dunlap (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 3, 2010).

10.2^	Executive Chairman Agreement, dated effective as of April 28, 2010, by and between Superior Energy Services, Inc. and Terence E. Hall (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 3, 2010).

10.3^	Buy-Out Agreement, dated effective as of April 28, 2010, by and between Superior Energy Services, Inc. and Terence E. Hall (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 3, 2010).

10.4^	Senior Advisor Agreement, dated effective as of May 20, 2011, by and between Superior Energy Services, Inc. and Terence E. Hall (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on May 3, 2010).

10.5^	Senior Advisor Agreement, dated effective as of January 1, 2011, by and between Superior Energy Services, Inc. and Kenneth L. Blanchard (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on May 3, 2010).

31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INX**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-Q

**	Furnished with Form 10-Q

^	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: August 6, 2010	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index
     (a) The following exhibits are filed with this Form 10-Q:

3.1	Composite Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 7, 2009).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 12, 2007).

10.1^	Employment Agreement, dated effective as of April 28, 2010, by and between Superior Energy Services, Inc. and David D. Dunlap (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 3, 2010).

10.2^	Executive Chairman Agreement, dated effective as of April 28, 2010, by and between Superior Energy Services, Inc. and Terence E. Hall (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 3, 2010).

10.3^	Buy-Out Agreement, dated effective as of April 28, 2010, by and between Superior Energy Services, Inc. and Terence E. Hall (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 3, 2010).

10.4^	Senior Advisor Agreement, dated effective as of May 20, 2011, by and between Superior Energy Services, Inc. and Terence E. Hall (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed on May 3, 2010).

10.5^	Senior Advisor Agreement, dated effective as of January 1, 2011, by and between Superior Energy Services, Inc. and Kenneth L. Blanchard (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K filed on May 3, 2010).

31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INX**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-Q

**	Furnished with Form 10-Q

^	Management contract or compensatory plan or arrangement.