Form 10-Q
period 2011-03-31
SUPERIOR ENERGY SERVICES INC
filed 2011-05-06
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
(Do not check if the smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on April 29, 2011 was 79,655,451.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended March 31, 2011

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6. Exhibits	34
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(in thousands, except share data)

	3/31/2011	12/31/2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$71,082	$50,727
Accounts receivable, net of allowance for doubtful accounts of $21,123 and $22,618 at March 31, 2011 and December 31, 2010, respectively	375,228	452,450
Prepaid expenses	31,974	25,828
Inventory and other current assets	234,891	235,047

Total current assets	713,175	764,052

Property, plant and equipment, net of accumulated depreciation and depletion of $821,024 and $771,602 at March 31, 2011 and December 31, 2010, respectively	1,361,412	1,313,150
Goodwill	589,967	588,000
Notes receivable	70,135	69,026
Equity-method investments	59,350	59,322
Intangible and other long-term assets, net of accumulated amortization of $24,120 and $22,065 at March 31, 2011 and December 31, 2010, respectively	121,208	113,983

Total assets	$2,915,247	$2,907,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,753	$110,276
Accrued expenses	150,015	162,044
Income taxes payable	—	2,475
Deferred income taxes	23,158	29,353
Current portion of decommissioning liabilities	17,063	16,929
Current maturities of long-term debt	810	184,810

Total current liabilities	296,799	505,887

Deferred income taxes	228,107	223,936
Decommissioning liabilities	102,321	100,787
Long-term debt, net	851,822	681,635
Other long-term liabilities	118,073	114,737

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding 79,482,018 shares at March 31, 2011 and 78,951,053 shares at December 31, 2010	79	79
Additional paid in capital	429,494	415,278
Accumulated other comprehensive loss, net	(17,845)	(25,700)
Retained earnings	906,397	890,894

Total stockholders’ equity	1,318,125	1,280,551

Total liabilities and stockholders’ equity	$2,915,247	$2,907,533

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2011 and 2010
(in thousands, except per share data)
(unaudited)

	2011	2010
Revenues	$413,981	$364,511

Costs and expenses:
Cost of services (exclusive of items shown separately below)	233,845	199,052
Depreciation, depletion, amortization and accretion	59,363	51,048
General and administrative expenses	86,879	70,724

Gain on sale of businesses	2,674	—

Income from operations	36,568	43,687

Other income (expense):
Interest expense, net	(12,372)	(14,038)
Earnings from equity-method investments, net	27	3,985

Income before income taxes	24,223	33,634

Income taxes	8,720	12,108

Net income	$15,503	$21,526

Basic earnings per share	$0.20	$0.27

Diluted earnings per share	$0.19	$0.27

Weighted average common shares used in computing earnings per share:
Basic	79,021	78,534
Incremental common shares from stock-based compensation	1,738	819

Diluted	80,759	79,353

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$15,503	$21,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	59,363	51,048
Deferred income taxes	(2,305)	3,495
Stock-based and performance share unit compensation expense, net	3,686	4,760
Retirement and deferred compensation plans expense, net	123	150
Earnings / losses from equity-method investments, net of cash received	(27)	2,035
Amortization of debt acquisition costs and note discount	6,255	5,849
Gain on sale of businesses	(2,674)	—
Other, net	(1,482)	(212)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	78,834	(26,665)
Inventory and other current assets	(3,015)	22,601
Accounts payable	(2,305)	(8,108)
Accrued expenses	(13,145)	(4,098)
Income taxes	(2,558)	14,522
Other, net	1,692	462

Net cash provided by operating activities	137,945	87,365

Cash flows from investing activities:
Payments for capital expenditures	(108,579)	(76,559)
Acquisitions of businesses, net of cash acquired	—	(206,772)
Cash proceeds from sale of businesses	5,762	—
Other, net	(1,974)	(1,938)

Net cash used in investing activities	(104,791)	(285,269)

Cash flows from financing activities:
Net borrowings from (payments on) revolving credit facility	(19,000)	46,200
Proceeds from exercise of stock options	6,147	108
Tax benefit from exercise of stock options	5,078	70
Proceeds from issuance of stock through employee benefit plans	634	599
Other	(6,551)	(545)

Net cash provided by (used in) financing activities	(13,692)	46,432

Effect of exchange rate changes on cash	893	(1,085)

Net increase (decrease) in cash and cash equivalents	20,355	(152,557)

Cash and cash equivalents at beginning of period	50,727	206,505

Cash and cash equivalents at end of period	$71,082	$53,948

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Three Months Ended March 31, 2011
(1) Basis of Presentation
Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three months ended March 31, 2011 and 2010 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2011 presentation.
(2) Acquisitions
In August 2010, the Company acquired certain assets (operating as Superior Completion Services) from subsidiaries of Baker Hughes Incorporated (Baker Hughes) for approximately $54.3 million. The assets purchased were used in Baker Hughes’ Gulf of Mexico stimulation and sand control business.
In January 2010, the Company acquired 100% of the equity interest of Hallin Marine Subsea International Plc (Hallin) for approximately $162.3 million. Additionally, the Company repaid approximately $55.5 million of Hallin’s debt. Hallin is an international provider of integrated subsea services and engineering solutions, focused on installing, maintaining and extending the life of subsea wells. Hallin operates in international offshore oil and gas markets with offices and facilities located in Singapore, Indonesia, Australia, Scotland and the United States.
In January 2010, Wild Well Control, Inc. (Wild Well), a wholly-owned subsidiary of the Company, acquired 100% ownership of Shell Offshore, Inc.’s Gulf of Mexico Bullwinkle platform and its related assets, including 29 wells, and assumed the decommissioning obligation for such assets. Immediately after Wild Well acquired these assets, it conveyed an undivided 49% interest in these assets and the related well plugging and abandonment obligations to Dynamic Offshore Resources, LLC (DOR), a wholly-owned subsidiary of Dynamic Offshore Holding, LP (DOH), which operates these assets. Additionally, DOR will pay Wild Well to extinguish its 49% portion of the well plugging and abandonment obligation (see note 3).
The Company has no off-balance sheet financing arrangements other than potential additional consideration that may be payable as a result of the future operating performance of certain acquired businesses. At March 31, 2011, the maximum additional consideration payable was approximately $4.0 million and will be determined and payable through 2012. Since these acquisitions occurred before the Company adopted the revised authoritative guidance for business combinations, these amounts are not classified as liabilities and are not reflected in the Company’s condensed consolidated financial statements until the amounts are fixed and determinable. When these amounts are determined, they will be capitalized as part of the purchase price of the related acquisition.

(3) Long-Term Contracts
In 2010, Wild Well acquired 100% ownership of Shell Offshore, Inc.’s Gulf of Mexico Bullwinkle platform and its related assets, and assumed the related decommissioning obligations. In connection with the subsequent conveyance to DOR of an undivided 49% interest in these assets and the related well plugging and abandonment obligation, DOR will pay Wild Well to extinguish its portion of the well plugging and abandonment obligation, limited to the fair value of the obligation at the time of acquisition. As part of the asset purchase agreement with Shell Offshore, Inc., Wild Well was required to obtain a $50.0 million performance bond, as well as fund $50.0 million into an escrow account. This escrow account will be funded $3.0 million monthly through May 2011, with a final payment of $2.0 million in June 2011. DOR will fund a portion of this amount as part of its payment obligation for the well plugging and abandonment. Included in intangible and other long-term assets, net is escrowed cash of $42.0 million and $33.0 million at March 31, 2011 and December 31, 2010, respectively. Included in other long-term liabilities is deferred revenue of $20.7 million and $16.2 million at March 31, 2011 and December 31, 2010, respectively (see note 2).
In connection with the sale of 75% of its interest in SPN Resources, LLC (SPN Resources) in 2008, the Company retained preferential rights on certain service work and entered into a turnkey contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources. This contract covers only decommissioning work for properties owned and operated by SPN Resources at the date of closing. The turnkey contract consists of numerous, separate billable jobs estimated to be performed through 2022. In March 2011, the Company contributed its equity interest in SPN Resources and DBH, LLC (DBH) in exchange for a 10% limited partnership interest in DOH (see note 6) and modified the terms of this turnkey contract.
In December 2007, Wild Well entered into contractual arrangements pursuant to which it decommissioned seven downed oil and gas platforms and related well facilities located offshore in the Gulf of Mexico for a fixed sum of $750 million, which is payable in installments upon the completion of specified portions of work. The contract contains certain covenants primarily related to Wild Well’s performance of the work. As of March 31, 2011, all work was complete, pending certain regulatory approvals. The revenue related to the contract for decommissioning these downed platforms and well facilities was recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs. At March 31, 2011 and December 31, 2010, there were $144.5 million of costs and estimated earnings in excess of billings related to this contract included in other current assets.
(4) Stock-Based Compensation and Retirement Plans
The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants). Under the incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.
Stock Options
The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the three months ended March 31, 2011 and 2010 was approximately $0.8 million and $0.6 million, respectively, which is reflected in general and administrative expenses.

Restricted Stock
The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. The Company’s compensation expense related to restricted stock for the three months ended March 31, 2011 and 2010 was approximately $1.4 million and $1.5 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock Units
The Company has issued restricted stock units (RSUs) to its non-employee directors under its stock incentive plans. Annually, each non-employee director is issued a number of RSUs having an aggregate dollar value determined by the Company’s Board of Directors. An RSU represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to RSUs for the three months ended March 31, 2011 and 2010 was approximately $0.3 million and $0.4 million, respectively, which is reflected in general and administrative expenses.
Performance Share Units
The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three year performance period associated with each PSU grant. The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.” If the participant has met specified continued service requirements, the PSUs will settle in cash or a combination of cash and up to 50% of equivalent value in the Company’s common stock, at the discretion of the compensation committee. The Company’s compensation expense related to all outstanding PSUs for the three months ended March 31, 2011 and 2010 was approximately $1.1 million and $2.1 million, respectively, which is reflected in general and administrative expenses. The Company has recorded a current liability of approximately $6.2 million and $6.0 million at March 31, 2011 and December 31, 2010, respectively, for outstanding PSUs, which is reflected in accrued expenses. Additionally, the Company has recorded a long-term liability of approximately $5.0 million and $7.0 million at March 31, 2011 and December 31, 2010, respectively, for outstanding PSUs, which is reflected in other long-term liabilities. On March 31, 2011, the Company issued approximately 67,300 shares of its common stock and on April 4, 2011, the Company paid approximately $2.8 million in cash to settle PSUs for the three year performance period ended December 31, 2010.
Employee Stock Purchase Plans
The Company has employee stock purchase plans under which an aggregate of 1,250,000 shares of common stock were reserved for issuance. Under these stock purchase plans, eligible employees can purchase shares of the Company’s common stock at a discount. The Company received approximately $0.6 million related to shares issued under these plans for each three month period ended March 31, 2011 and 2010. For each three month period ended March 31, 2011 and 2010, the Company recorded compensation expense of approximately $0.1 million which is reflected in general and administrative expenses. Additionally, the Company issued approximately 20,000 shares and 33,000 shares in the three month periods ended March 31, 2011 and 2010, respectively, related to these stock purchase plans.

Deferred Compensation Plans
The Company has a non-qualified deferred compensation plan which allows certain highly compensated employees to defer up to 75% of their base salary, up to 100% of their bonus, and up to 100% of the cash portion of their PSU compensation to the plan. The Company also has a non-qualified deferred compensation plan for its non-employee directors which allows each director to defer up to 100% of their cash compensation paid by the Company to the plan. Additionally, participating directors may defer up to 100% of the shares of common stock they are entitled to receive in connection with the payout of RSUs. Under each plan, payments are made to participants based on their annual enrollment elections and plan balance. Participants earn a return on their deferred compensation that is based on hypothetical investments in certain mutual funds. Changes in market value of these hypothetical participant investments are reflected as an adjustment to the deferred compensation liability of the Company with an offset to compensation expense (see note 15).
Supplemental Executive Retirement Plan
The Company has a supplemental executive retirement plan (SERP). The SERP provides retirement benefits to the Company’s executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant. Under the SERP, the Company will generally make annual contributions to a retirement account based on age and years of service. The Company may also make discretionary contributions to a participant’s account. The Company recorded compensation expense of approximately $0.4 million and $0.2 million in general and administrative expenses for the three month periods ended March 31, 2011 and 2010, respectively.
(5) Inventory and Other Current Assets
Inventory and other current assets includes approximately $69.3 million and $70.0 million of inventory at March 31, 2011 and December 31, 2010, respectively. Our inventory balance at March 31, 2011 consisted of approximately $31.2 million of finished goods, $1.9 million of work-in-process, $2.1 million of raw materials and $34.1 million of supplies and consumables. Our inventory balance at December 31, 2010 consisted of approximately $31.4 million of finished goods, $1.4 million of work-in-process, $2.2 million of raw materials and $35.0 million of supplies and consumables. Inventories are stated at the lower of cost or market. Cost is determined on an average cost basis for finished goods and work-in-process. Supplies and consumables consist principally of products used in our services provided to customers.
Additionally, inventory and other current assets include approximately $147.7 million and $146.9 million of costs incurred and estimated earnings in excess of billings on uncompleted contracts at March 31, 2011 and December 31, 2010, respectively. The Company follows the percentage-of-completion method of accounting for applicable contracts. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.
(6) Equity-Method Investments
Investments in entities that are not controlled by the Company, but where the Company has the ability to exercise influence over the operations, are accounted for using the equity-method. The Company’s share of the income or losses of these entities is reflected as earnings from equity-method investments on its condensed consolidated statements of operations.
In March 2011, the Company contributed all of its equity interests in SPN Resources and DBH to DOH, the majority owner of both SPN Resources and DBH, in exchange for a 10% limited partnership interest in DOH. Following these contributions, DOH owns all the equity interests of SPN Resources and continues to own a majority of the equity interest of DBH. Prior to these contributions, the Company accounted for its equity interests in SPN Resources and DBH as separate equity-method investments. The Company’s equity interest in DOH is accounted for as an equity-method investment with a balance of approximately $57.4 million at March 31, 2011. The Company recorded a loss from its equity-method investment in DOH of approximately $1.1 million for the month ended March 31, 2011. The Company, where possible and at competitive rates, provides its products and services to assist DOH in producing and developing its oil and gas properties. The Company had a receivable from DOH of approximately $8.9 million at March 31, 2011. The Company also recorded revenue from DOH of approximately $2.2 million for the month ended March 31, 2011. Additionally, the Company has a receivable from DOR of approximately $5.8 million as of March 31, 2011 related to its share of oil and natural gas commodity sales and production handling arrangement fees.
The Company’s equity-method investment balance in SPN Resources was approximately $43.6 million at December 31, 2010. The Company recorded earnings from its equity-method investment in SPN Resources of approximately $0.2 million for the two months ended February 28, 2011 and approximately $0.8 million for the three months ended March 31, 2010. Additionally, the Company received approximately $6.0 million of cash distributions from its equity-method investment in SPN Resources for the three month period ended March 31, 2010. The Company, where possible and at competitive rates, provides its products and services to assist SPN Resources in producing and developing its oil and gas properties. The Company had a receivable from SPN Resources of approximately $3.2 million at December 31, 2010. The Company also recorded revenue from SPN Resources of approximately $0.3 million for the two months ended February 28, 2011 and approximately $2.7 million for the three months ended March 31, 2010.
The Company’s equity-method investment balance in DBH was approximately $13.8 million at December 31, 2010. During the two months ended February 28, 2011, the Company recorded earnings from its equity-method investment in DBH of approximately $0.9 million. During the three months ended March 31, 2010, the Company recorded earnings from its equity-method investment in DBH of approximately $3.2 million. The Company, where possible and at competitive rates, provides its products and services to assist DBH in producing and developing its oil and gas properties. The Company had a receivable from DBH of approximately $1.4 million at December 31, 2010. The Company also recorded revenue of approximately $0.9 million for the two months ended February 28, 2011 and approximately $0.9 million from DBH for the three months ended March 31, 2010.
(7) Debt
The Company has a $400 million revolving credit facility, with the right, at the Company’s option and subject to certain conditions, to increase the borrowing capacity of the facility to $550 million. Any amounts outstanding under the revolving credit facility are due on July 20, 2014. At March 31, 2011, the Company had $156.0 million outstanding under the revolving credit facility with a weighted average interest rate of 3.6% per annum. The Company also had approximately $8.3 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this credit facility. Amounts borrowed under the credit facility bear interest at LIBOR plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal domestic subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At March 31, 2011, the Company was in compliance with all such covenants.
At March 31, 2011, the Company had outstanding $13.4 million in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration, for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000 on June 3rd and December 3rd of each year through the maturity date of June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. At March 31, 2011, the Company was in compliance with all such covenants.
The Company also has outstanding $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on June 1st and December 1st of each year through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At March 31, 2011, the Company was in compliance with all such covenants.

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
The Company has outstanding $400 million of 1.50% unsecured senior exchangeable notes due 2026. Effective January 1, 2009, the Company retrospectively adopted authoritative guidance related to debt with conversion and other options, which requires the proceeds from the issuance of the 1.50% unsecured senior exchangeable notes to be allocated between a liability (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the exchangeable debt is expected to be outstanding as additional non-cash interest expense. The Company used an effective interest rate of 6.89% and will amortize this debt discount through December 12, 2011. The Company has recorded an unamortized discount of $14.6 million and $19.7 million at March 31, 2011 and December 31, 2010, respectively, related to these exchangeable notes. The exchangeable notes bear interest at a rate of 1.50% per annum and decrease to 1.25% per annum on December 15, 2011. Interest on the exchangeable notes is payable semi-annually on December 15th and June 15th of each year through the maturity date of December 15, 2026. The exchangeable notes do not contain any restrictive financial covenants.
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
Holders of the senior exchangeable notes may also require the Company to purchase all or a portion of their notes on December 15, 2011, December 15, 2016 and December 15, 2021 subject to certain administrative formalities. Conversely, on or after December 15, 2011 the Company may redeem at any time all or part of the notes. In each case, the purchase price payable will be equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest with all amounts payable in cash.
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

Subsequent Event
In April 2011, the Company issued $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. Costs associated with the issuance of these notes are estimated to be approximately $10.0 million and will be capitalized and amortized over the term of the notes.
The Company has the ability to redeem its $400 million 1.50% unsecured senior exchangeable notes on or after December 15, 2011 for 100% of the principal amount plus any accrued and unpaid interest. As such, the Company intends to use a portion of the net proceeds of this recent offering to redeem all of the outstanding senior exchangeable notes. The remaining net proceeds are available for general corporate purposes. In the interim, the Company used a portion of the proceeds to pay down all of its outstanding borrowings under its revolving credit facility.
As the holders of the Company’s 1.50% senior exchangeable notes have the ability to require the Company to purchase all of the notes on December 15, 2011, the entire amount of these notes would be deemed to be a current liability at December 31, 2010. However, in accordance with accounting guidance related to classification of short-term debt that is to be refinanced, the Company utilized the amount available to it under its revolving credit facility as of December 31, 2010 of approximately $216.0 million to classify this portion as long-term under the assumption that the revolving credit facility could be used to refinance that portion of the debt. Following completion of the $500 million note offering in April 2011, the Company has classified all $400 million of the senior exchangeable notes as long-term debt at March 31, 2011.
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
Stock options of approximately 180,000 and 810,000 shares were excluded in the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, as the effect would have been anti-dilutive.
In connection with the Company’s outstanding 1.50% unsecured senior exchangeable notes, there could be a dilutive effect on earnings per share if the price of the Company’s stock exceeds the initial exchange price of $45.58 per share for a specified period of time. In the event the Company’s common stock exceeds $45.58 per share for a specified period of time, the first $1.00 the price exceeds $45.58 would cause a dilutive effect of approximately 188,400 shares. The impact on the calculation of earnings per share varies depending on when during the quarter the $45.58 per share price is reached.

(9) Other Comprehensive Loss
The following table reconciles the change in accumulated other comprehensive loss for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Accumulated other comprehensive loss, December 31, 2010 and 2009, respectively	$(25,700)	$(18,996)

Other comprehensive income (loss):
Foreign currency translation adjustment	7,855	(9,699)

Accumulated other comprehensive loss, March 31, 2011 and 2010, respectively	$(17,845)	$(28,695)

(10) Decommissioning Liabilities
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
The following table summarizes the activity for the Company’s decommissioning liabilities for the three month periods ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Decommissioning liabilities, December 31, 2010 and 2009, respectively	$117,716	$—
Liabilities acquired and incurred	—	126,559
Accretion	1,668	1,306

Total decommissioning liabilities, March 31, 2011 and 2010, respectively	119,384	127,865

Less: current portion of decommissioning liabilities at March 31, 2011 and 2010, respectively	17,063	18,633

Long-term decommissioning liabilities, March 31, 2011 and 2010, respectively	$102,321	$109,232

(11) Notes Receivable
Notes receivable consists of a commitment from the seller of certain assets to pay the Company upon the decommissioning of the Bullwinkle platform. These notes are recorded at present value, and the related discount is amortized to interest income based on the expected timing of the platform’s removal.
(12) Gain on Sale of Businesses
During the first quarter of 2011, the Company sold three liftboats from its 145-155-foot class for approximately $5.8 million. As a result of the sale of these liftboats, the Company recorded a pre-tax gain of approximately $2.7 million for the three month period ended March 31, 2011.
(13) Segment Information
Business Segments
The Company has three reportable segments: subsea and well enhancement, drilling products and services, and marine. The subsea and well enhancement segment provides production-related services used to enhance, extend and maintain oil and gas production, which include integrated subsea services and engineering solutions, mechanical wireline, hydraulic workover and snubbing, well control, coiled tubing, electric line, pumping and stimulation and well bore evaluation services; well plug and abandonment services; stimulation and sand control equipment and services; and other oilfield services used to support drilling and production operations. The subsea and well enhancement segment also includes production handling arrangements, as well as the production and sale of oil and gas. The drilling products and services segment rents and sells stabilizers, drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. It also provides on-site accommodations and bolting and machining services. The marine segment operates liftboats for production service activities, as well as oil and gas production facility maintenance, construction operations and platform removals.
Summarized financial information for the Company’s segments for the three months ended March 31, 2011 and 2010 is shown in the following tables (in thousands):
Three Months Ended March 31, 2011

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
Revenues	$262,045	$128,270	$23,666	$—	$413,981
Cost of services (exclusive of items shown separately below)	170,668	46,697	16,480	—	233,845
Depreciation, depletion, amortization and accretion	25,741	30,560	3,062	—	59,363
General and administrative expenses	54,657	29,309	2,913	—	86,879
Gain on sale of businesses	—	—	2,674	—	2,674

Income from operations	10,979	21,704	3,885	—	36,568
Interest income (expense), net	1,109	—	—	(13,481)	(12,372)
Earnings from equity-method investments, net	—	—	—	27	27

Income (loss) before income taxes	$12,088	$21,704	$3,885	$(13,454)	$24,223

Three Months Ended March 31, 2010

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
Revenues	$232,766	$114,277	$17,468	$—	$364,511
Cost of services (exclusive of items shown separately below)	142,869	40,095	16,088	—	199,052
Depreciation, depletion, amortization and accretion	20,422	28,236	2,390	—	51,048
General and administrative expenses	45,778	21,999	2,947	—	70,724

Income (loss) from operations	23,697	23,947	(3,957)	—	43,687
Interest income (expense), net	835	—	—	(14,873)	(14,038)
Earnings from equity-method investments, net	—	—	—	3,985	3,985

Income (loss) before income taxes	$24,532	$23,947	$(3,957)	$(10,888)	$33,634

Identifiable Assets

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
March 31, 2011	$1,777,931	$820,964	$238,317	$78,035	$2,915,247

December 31, 2010	$1,769,813	$802,785	$255,883	$79,052	$2,907,533

Geographic Segments
The Company attributes revenue to various countries based on the location where services are performed or the destination of the drilling products or equipment sold or leased. Long-lived assets consist primarily of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period. The Company’s information by geographic area is as follows (in thousands):

	Three Months Ended March 31,
Revenues:	2011	2010
United States	$310,203	$255,325
Other Countries	103,778	109,186

Total	$413,981	$364,511

	March 31,	December 31,
Long-Lived Assets:	2011	2010
United States	$903,976	$881,416
Other Countries	457,436	431,734

Total, net	$1,361,412	$1,313,150

(14) Guarantee
As part of SPN Resources’ acquisition of its oil and gas properties while a wholly-owned subsidiary of the Company, the Company guaranteed SPN Resources’ performance of its decommissioning liabilities. These guarantees remain in place. In accordance with authoritative guidance related to guarantees, the Company has assigned an estimated value of $2.6 million at March 31, 2011 and December 31, 2010 related to decommissioning performance guarantees, which is reflected in other long-term liabilities. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event that SPN Resources defaults on the decommissioning liabilities, the total maximum potential obligation under these guarantees is estimated to be approximately $110.2 million, net of the contractual right to receive payments from third parties, which is approximately $24.6 million as of March 31, 2011. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled by SPN Resources.
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
The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	Fair Value Measurements at Reporting Date Using
	2011	Level 1	Level 2	Level 3
Intangible and other long-term assets
Non-qualified deferred compensation assets	$11,143	$812	$10,331	—
Interest rate swap	$535	—	$535	—

Accounts Payable
Non-qualified deferred compensation liabilities	$1,524	—	$1,524	—

Other long-term liabilities
Non-qualified deferred compensation liabilities	$16,186	—	$16,186	—

	December 31,
	2010	Level 1	Level 2	Level 3
Intangible and other long-term assets
Non-qualified deferred compensation assets	$10,820	$812	$10,008	—
Interest rate swap	$161	—	$161	—

Accounts Payable
Non-qualified deferred compensation liabilities	$2,953	$1,429	$1,524	—

Other long-term liabilities
Non-qualified deferred compensation liabilities	$14,236	—	$14,236	—

The Company’s non-qualified deferred compensation plans allow officers, certain highly compensated employees and non-employee directors to defer receipt of a portion of their compensation and contribute such amounts to one or more hypothetical investment funds (see note 4). The Company entered into separate trust agreements, subject to general creditors, to segregate assets of each plan and reports the accounts of the trusts in its condensed consolidated financial statements. These investments are reported at fair value based on unadjusted quoted prices in active markets for identifiable assets and observable inputs for similar assets and liabilities, which represent Levels 1 and 2, respectively, in the fair value hierarchy. The realized and unrealized holding gains and losses related to non-qualified deferred compensation assets are recorded in interest expense, net. The realized and unrealized holding gains and losses related to non-qualified deferred compensation liabilities are recorded in general and administrative expenses.
In March 2010, the Company entered into an interest rate swap agreement for a notional amount of $150 million, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 6 7/8% per annum and is obligated to make quarterly interest payments at a floating rate, which is adjusted every 90 days, based on LIBOR plus a fixed margin. The Company entered into the interest rate swap agreement in an effort to achieve a more balanced debt portfolio by targeting an overall desired position of fixed and floating interest rates. The swap agreement, scheduled to terminate on June 1, 2014, is designated as a fair value hedge of a portion of the 6 7/8% unsecured senior notes, as the derivative has been tested to be highly effective in offsetting changes in the fair value of the underlying note. As this derivative is classified as a fair value hedge, the changes in the fair value of the derivative are offset against the changes in the fair value of the underlying note in interest expense, net (see note 16).
The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company’s long-term debt was approximately $897.8 million and $902.5 million at March 31, 2011 and December 31, 2010, respectively. The fair value of these debt instruments is determined by reference to the market value of the instrument as quoted in an over-the-counter market.
(16) Derivative Financial Instruments
The Company manages its debt portfolio by targeting an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve its goal. The Company does not use derivative financial instruments for trading or speculative purposes.
In March 2010, the Company entered into an interest rate swap agreement for a notional amount of $150 million related to its fixed rate debt maturing in 2014 to floating rate debt. This transaction was designated as a fair value hedge since the swap hedges against the change in fair value of fixed rate debt resulting from changes in interest rates. The Company’s derivative agreement includes a credit risk-related contingent feature whereby the counterparty is allowed to terminate the transaction following the occurance of a default on certain of the Company’s indebtedness. The Company recorded a derivative asset of $0.5 million and $0.2 million within intangible and other long-term assets in the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively (see note 7). The change in fair value of the interest rate swap is included in the adjustments to reconcile net income to net cash provided by operating activities in the condensed consolidated statements of cash flows.
The location and effect of the derivative instrument on the condensed consolidated statements of operations for the three month periods ended March 31, 2011 and 2010, presented on a pre-tax basis, is as follows (in thousands):

	Location of
	(gain) loss	Amount of (gain) loss recognized
	recognized	2011	2010
Interest rate swap	Interest expense, net	$516	$1,115
Hedged item — debt	Interest expense, net	(891)	(492)

		$(375)	$623

For the three months ended March 31, 2011 and 2010, approximately $0.4 million of interest income and $0.6 million of interest expense, respectively, was related to the ineffectiveness associated with this fair value hedge.

Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.
(17) Income Taxes
The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. The Company had approximately $24.8 million of unrecorded tax benefits at March 31, 2011 and December 31, 2010, all of which would impact the Company’s effective tax rate if recognized.
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
(19) Subsequent Events
In accordance with authoritative guidance, the Company has evaluated and disclosed all material subsequent events that occurred after the balance sheet date, but before financial statements were issued (see notes 7 and 20).
(20) Financial Information Related to Guarantor Subsidiaries
In April 2011, SESI, L.L.C. (Issuer), a wholly-owned subsidiary of Superior Energy Services, Inc. (Parent), issued $500 million of 6 3/8% unsecured senior notes due 2019. The Parent, along with substantially all of its domestic subsidiaries, fully and unconditionally guaranteed the senior notes, and such guarantees are joint and several. All of the guarantor subsidiaries are wholly-owned subsidiaries of the Issuer. Domestic income taxes are paid by the Parent through a consolidated tax return and are accounted for by the Parent. The following tables present the condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010 and the condensed consolidating statements of operations and cash flows for the three months ended March 31, 2011 and 2010.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
March 31, 2011
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$16,845	$1,911	$52,326	$—	$71,082
Accounts receivable, net	—	3,458	311,554	93,812	(33,596)	375,228
Income taxes receivable	—	—	—	2,062	(2,062)	—
Prepaid expenses	64	5,217	11,764	14,929	—	31,974
Inventory and other current assets	—	1,695	223,017	10,179	—	234,891
Intercompany interest receivable	—	22,090	—	—	(22,090)	—

Total current assets	64	49,305	548,246	173,308	(57,748)	713,175

Property, plant and equipment, net	—	3,060	979,885	378,467	—	1,361,412
Goodwill, net	—	—	447,404	142,563	—	589,967
Notes receivable	—	—	70,135	—	—	70,135
Intercompany notes receivable	—	478,311	—	—	(478,311)	—
Investments in subsidiaries	124,271	593,768	—	—	(718,039)	—
Equity-method investments	—	57,738	—	1,612	—	59,350
Intangible and other long-term assets, net	—	22,084	69,889	29,235	—	121,208

Total assets	$124,335	$1,204,266	$2,115,559	$725,185	$(1,254,098)	$2,915,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$3,342	$74,479	$63,169	$(35,237)	$105,753
Accrued expenses	165	37,185	81,896	30,769	—	150,015
Income taxes payable	2,062	—	—	—	(2,062)	—
Deferred income taxes	23,158	—	—	—	—	23,158
Current portion of decommissioning liabilities	—	—	17,063	—	—	17,063
Current maturities of long-term debt	—	—	—	810	—	810
Intercompany interest payable	—	—	—	22,090	(22,090)	—

Total current liabilities	25,385	40,527	173,438	116,838	(59,389)	296,799

Deferred income taxes	215,257	—	—	12,850	—	228,107
Decommissioning liabilities	—	—	102,321	—	—	102,321
Long-term debt, net	—	839,276	—	12,546	—	851,822
Intercompany notes payable	—	—	—	478,311	(478,311)	—
Intercompany payables/(receivables)	(102,592)	862,976	(101,177)	(125,324)	(533,883)	—
Other long-term liabilities	8,260	37,595	23,536	48,682	—	118,073

Stockholders’ equity:
Preferred stock of $.01 par value	—	—	—	—	—	—
Common stock of $.001 par value	79	—	—	176	(176)	79
Additional paid in capital	429,494	124,271	—	58,068	(182,339)	429,494
Accumulated other comprehensive income (loss), net	—	—	—	(17,845)	—	(17,845)
Retained earnings (accumulated deficit)	(451,548)	(700,379)	1,917,441	140,883	—	906,397

Total stockholders’ equity	(21,975)	(576,108)	1,917,441	181,282	(182,515)	1,318,125

Total liabilities and stockholders’ equity	$124,335	$1,204,266	$2,115,559	$725,185	$(1,254,098)	$2,915,247

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
December 31, 2010
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$5,493	$45,234	$—	$50,727
Accounts receivable, net	—	415	382,935	99,010	(29,910)	452,450
Income tax receivable	—	—	—	2,024	(2,024)	—
Prepaid expenses	18	4,128	8,948	12,734	—	25,828
Inventory and other current assets	—	1,678	222,822	10,547	—	235,047
Intercompany interest receivable	—	15,883	—	—	(15,883)	—

Total current assets	18	22,104	620,198	169,549	(47,817)	764,052

Property, plant and equipment, net	—	3,189	957,561	352,400	—	1,313,150
Goodwill, net	—	—	447,467	140,533	—	588,000
Notes receivable	—	—	69,026	—	—	69,026
Intercompany notes receivable	—	456,280	—	—	(456,280)	—
Investments in subsidiaries	124,271	602,461	4,347	4,347	(735,426)	—
Equity-method investments	—	43,947	—	15,375	—	59,322
Intangible and other long-term assets, net	—	22,455	61,722	29,806	—	113,983

Total assets	$124,289	$1,150,436	$2,160,321	$712,010	$(1,239,523)	$2,907,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$6,654	$71,790	$64,636	$(32,804)	$110,276
Accrued expenses	153	42,821	91,451	27,619	—	162,044
Income taxes payable	4,499	—	—	—	(2,024)	2,475
Deferred income taxes	29,353	—	—	—	—	29,353
Current portion of decommissioning liabilities	—	—	16,929	—	—	16,929
Current maturities of long-term debt	—	184,000	—	810	—	184,810
Intercompany interest payable	—	—	—	15,883	(15,883)	—

Total current liabilities	34,005	233,475	180,170	108,948	(50,711)	505,887

Deferred income taxes	211,173	—	—	12,763	—	223,936
Decommissioning liabilities	—	—	100,787	—	—	100,787
Long-term debt, net	—	669,089	—	12,546	—	681,635
Intercompany notes payable	—	—	—	456,280	(456,280)	—
Intercompany payables/(receivables)	(100,882)	760,164	(1,407)	(125,246)	(532,629)	—
Other long-term liabilities	8,260	37,537	19,427	49,513	—	114,737

Stockholders’ equity:
Preferred stock of $.01 par value	—	—	4,347	4,347	(8,694)	—
Common stock of $.001 par value	79	—	—	176	(176)	79
Additional paid in capital	415,278	124,271	—	66,762	(191,033)	415,278
Accumulated other comprehensive loss, net	—	—	—	(25,700)	—	(25,700)
Retained earnings (accumulated deficit)	(443,624)	(674,100)	1,856,997	151,621	—	890,894

Total stockholders’ equity (deficit)	(28,267)	(549,829)	1,861,344	197,206	(199,903)	1,280,551

Total liabilities and stockholders’ equity	$124,289	$1,150,436	$2,160,321	$712,010	$(1,239,523)	$2,907,533

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2011
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$351,640	$78,118	$(15,777)	$413,981

Costs and expenses:
Cost of services (exclusive of items shown separately below)	—	—	194,086	55,472	(15,713)	233,845
Depreciation, depletion, amortization and accretion	—	128	48,691	10,544	—	59,363
General and administrative expenses	325	18,918	52,169	15,531	(64)	86,879
Gain on sale of business	—	—	2,674	—	—	2,674

Income (loss) from operations	(325)	(19,046)	59,368	(3,429)	—	36,568

Other income (expense):
Interest expense, net	—	(12,561)	1,076	(887)	—	(12,372)
Intercompany interest expense, net	—	6,206	—	(6,206)	—	—
Earnings (losses) from equity-method investments, net	—	(878)	—	905	—	27

Income (loss) before income taxes	(325)	(26,279)	60,444	(9,617)	—	24,223

Income taxes	7,599	—	—	1,121	—	8,720

Net income (loss)	$(7,924)	$(26,279)	$60,444	$(10,738)	$—	$15,503

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2010
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$308,489	$67,767	$(11,745)	$364,511

Costs and expenses:
Cost of services (exclusive of items shown separately below)	—	—	170,446	40,351	(11,745)	199,052
Depreciation, depletion, amortization and accretion	—	129	42,719	8,200	—	51,048
General and administrative expenses	89	17,197	43,461	9,977	—	70,724

Income (loss) from operations	(89)	(17,326)	51,863	9,239	—	43,687

Other income (expense):
Interest income (expense), net	—	(14,022)	698	(714)	—	(14,038)
Intercompany interest expense, net	—	2,147	—	(2,147)	—	—
Earnings from equity-method investments, net	—	833	—	3,152	—	3,985

Income (loss) before income taxes	(89)	(28,368)	52,561	9,530	—	33,634

Income taxes	8,379	—	—	3,729	—	12,108

Net income (loss)	$(8,468)	$(28,368)	$52,561	$5,801	$—	$21,526

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2011
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$(7,924)	$(26,279)	$60,444	$(10,738)	$15,503
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	128	48,691	10,544	59,363
Deferred income taxes	(2,111)	—	—	(194)	(2,305)
Stock-based and performance share unit compensation expense, net	—	3,686	—	—	3,686
Retirement and deferred compensation plans expense, net	—	123	—	—	123
(Earnings) losses from equity-method investments, net	—	878	—	(905)	(27)
Amortization of debt acquisition costs and note discount	—	6,255	—	—	6,255
Gain on sale of business	—	—	(2,674)	—	(2,674)
Other reconciling items, net	—	(374)	(1,108)	—	(1,482)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	—	(3,043)	67,549	14,328	78,834
Inventory and other current assets	—	(17)	(3,096)	98	(3,015)
Accounts payable	—	(219)	1,930	(4,016)	(2,305)
Accrued expenses	12	(6,365)	(4,670)	(2,122)	(13,145)
Income taxes	(2,436)	—	—	(122)	(2,558)
Other, net	(46)	859	1,705	(826)	1,692

Net cash provided by (used in) operating activities	(12,505)	(24,368)	168,771	6,047	137,945

Cash flows from investing activities:
Payments for capital expenditures	—	—	(78,773)	(29,806)	(108,579)
Cash proceeds from sale of business	—	—	5,762	—	5,762
Other	—	—	(1,974)	—	(1,974)
Intercompany receivables/payables	646	66,043	(97,368)	30,679	—

Net cash provided by (used in) investing activities	646	66,043	(172,353)	873	(104,791)

Cash flows from financing activities:
Net borrowings from revolving credit facility	—	(19,000)	—	—	(19,000)
Proceeds from exercise of stock options	6,147	—	—	—	6,147
Tax benefit from exercise of stock options	5,078	—	—	—	5,078
Proceeds from issuance of stock through employee benefit plans	634	—	—	—	634
Other	—	(5,830)	—	(721)	(6,551)

Net cash provided by (used in) financing activities	11,859	(24,830)	—	(721)	(13,692)

Effect of exchange rate changes on cash	—	—	—	893	893

Net increase (decrease) in cash and cash equivalents	—	16,845	(3,582)	7,092	20,355

Cash and cash equivalents at beginning of period	—	—	5,493	45,234	50,727

Cash and cash equivalents at end of period	$—	$16,845	$1,911	$52,326	$71,082

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2010
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$(8,468)	$(28,368)	$52,561	$5,801	$21,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	129	42,719	8,200	51,048
Deferred income taxes	3,536	—	—	(41)	3,495
Stock-based and performance share unit compensation expense	—	4,760	—	—	4,760
Retirement and deferred compensation plans expense, net	—	150	—	—	150
(Earnings) losses from equity-method investments, net	—	5,187	—	(3,152)	2,035
Amortization of debt acquisition costs	—	5,849	—	—	5,849

Other, net		623	(835)	—	(212)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	—	(349)	(27,217)	901	(26,665)
Inventory and other current assets	—	(54)	22,666	(11)	22,601
Accounts payable	—	(129)	(8,439)	460	(8,108)
Accrued expenses	(3)	7,026	(8,244)	(2,877)	(4,098)
Income taxes	12,322	—	—	2,200	14,522
Other, net	(1,138)	(1,734)	6,650	(3,316)	462

Net cash provided by operating activities	6,249	(6,910)	79,861	8,165	87,365

Cash flows from investing activities:
Payments for capital expenditures	—	—	(39,109)	(37,450)	(76,559)
Acquisitions of businesses, net of cash acquired	—	—	—	(206,772)	(206,772)
Other	—	964	(2,902)	—	(1,938)
Intercompany receivables/payables	(7,026)	(212,157)	(37,934)	257,117	—

Net cash provided by (used in) investing activities	(7,026)	(211,193)	(79,945)	12,895	(285,269)

Cash flows from financing activities:
Net payments on revolving credit facility	—	46,200	—	—	46,200
Proceeds from exercise of stock options	108	—	—	—	108
Tax benefit from exercise of stock options	70	—	—	—	70
Proceeds from issuance of stock through employee benefit plans	599	—	—	—	599
Other	—	—	—	(545)	(545)

Net cash provided by (used in) financing activities	777	46,200	—	(545)	46,432

Effect of exchange rate changes on cash	—	—	—	(1,085)	(1,085)

Net increase (decrease) in cash and cash equivalents	—	(171,903)	(84)	19,430	(152,557)

Cash and cash equivalents at beginning of period	—	171,903	4,871	29,731	206,505

Cash and cash equivalents at end of period	$—	$—	$4,787	$49,161	$53,948

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current market and industry conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: the lingering impact on exploration and production activities in the United States coastal waters following the Deepwater Horizon incident; the effect of regulatory programs and environmental matters on the Company’s performance; risks associated with the uncertainty of macroeconomic and business conditions worldwide; the cyclical nature and volatility of the oil and gas industry, including the level of offshore exploration, production and development activity and the volatility of oil and gas prices; changes in competitive factors affecting the Company’s operations; political, economic and other risks and uncertainties associated with international operations; the seasonality of the offshore industry in the Gulf of Mexico; the potential shortage of skilled workers; the Company’s dependence on certain customers; the risks inherent in long-term fixed-price contracts; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; and risks inherent in acquiring businesses. These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, including for example the market prices of oil and natural gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, during the quarter, we may make changes to our business plans that could or will affect our results for the quarter. We do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
Executive Summary
For the quarter ended March 31, 2011, revenue was $414.0 million, income from operations was $36.6 million, net income was $15.5 million and diluted earnings per share was $0.19.
Our financial performance declined as compared with the fourth quarter of 2010 due to an 18% decrease in Gulf of Mexico revenue to $131.1 million as a result of the slow pace of permitting for drilling, production and end-of-life services and seasonal factors highlighted by poor weather. In addition, our international revenue declined by 18% sequentially to $103.8 million due to reduced demand for subsea inspection, repair and maintenance work. Partially offsetting these declines was a 5% sequential increase in revenue from the domestic land market to $179.1 million as the average number of rigs drilling for oil and gas increased by 2%. More importantly, the number of rigs drilling horizontal wells — a driver of demand for our coiled tubing and downhole drilling products — increased 5% over the fourth quarter of 2010. As a result, domestic land revenue in some of our core products and services (coiled tubing, premium drill pipe and bottom hole assemblies) increased 12% over the most recent quarter.
Subsea and well enhancement segment revenue was $262.0 million, a 15% decrease from the fourth quarter of 2010, and income from operations was $11.0 million, a 54% decrease from the fourth quarter of 2010. Our Gulf of Mexico revenue from this segment decreased 22% to $84 million from the fourth quarter of 2010 primarily due to lower permitting activity for production and end-of-life projects and seasonality, including weather disruptions. These factors led to reduced activity across most service lines, with the largest declines occurring in marine engineering and project management services, and completion tools and vessel stimulation services. Another factor impacting Gulf of Mexico revenue was the sale of a saturation diving system in the fourth quarter of 2010 that did not repeat.

International revenue declined 27% due to reduced activity for subsea inspection, repair and maintenance services. Domestic land revenue in this segment increased 3% sequentially due to increased demand for coiled tubing and pumping services, partially offset by a decline in pressure control services.
In our drilling products and services segment, revenue was $128.3 million, a 7% increase as compared with the fourth quarter of 2010, and income from operations was $21.7 million, a 30% increase from the fourth quarter of 2010. Our domestic land revenue increased 10% to $63 million from the fourth quarter of 2010 as a result of increased demand for premium drill pipe and accommodations. Gulf of Mexico revenue increased 8% to $26 million from the fourth quarter of 2010 due to an increase in rentals of accommodation units. Revenue from the international markets increased 1% sequentially to $39 million primarily due to increased rentals of premium drill pipe and accessories.
In our marine segment, revenue was $23.7 million, a 21% decrease as compared to the fourth quarter of 2010. Income from operations was $3.9 million compared with a loss from operations of $25.2 million in the most recent quarter. The first quarter 2011 income from operations includes a $2.7 million gain from the sale of three liftboats from our smaller fleet, while the loss from operations in the fourth quarter of 2010 includes a $32.0 million impairment of assets, as well as a $1.1 million gain from the sale of a liftboat. Utilization of our liftboats decreased to 57% from 72% in the fourth quarter of 2010 primarily as a result of seasonal weather factors and reduced permitting for shallow water projects.
Comparison of the Results of Operations for the Three Months Ended March 31, 2011 and 2010
For the three months ended March 31, 2011, our revenues were $414.0 million, resulting in net income of $15.5 million, or $0.19 diluted earnings per share. For the three months ended March 31, 2010, revenues were $364.5 million and net income was $21.5 million, or $0.27 earnings per share. Revenues for the three months ended March 31, 2011 were higher in the subsea and well enhancement segment due to the prior year acquisitions coupled with an increase in demand for coiled tubing services, specifically in the domestic land market areas. Revenue also increased in the drilling products and services segment primarily due to increased rentals of stabilization equipment and accommodation units. During the three months ended March 31, 2011, revenue in our marine segment increased as our 265-foot class liftboats, taken out of service for repairs in the fourth quarter of 2009, returned to work in the fourth quarter of 2010.
The following table compares our operating results for the three months ended March 31, 2011 and 2010 (in thousands). Cost of services excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue			Cost of Services
	2011	2010	Change	2011	%	2010	%	Change
Subsea and Well Enhancement	$262,045	$232,766	$29,279	$170,668	65%	$142,869	61%	$27,799
Drilling Products and Services	128,270	114,277	13,993	46,697	36%	40,095	35%	6,602
Marine	23,666	17,468	6,198	16,480	70%	16,088	92%	392

Total	$413,981	$364,511	$49,470	$233,845	56%	$199,052	55%	$34,793

The following provides a discussion of our results on a segment basis:
Subsea and Well Enhancement
Revenue from our subsea and well enhancement segment was $262.0 million for the three months ended March 31, 2011, as compared with $232.8 million for the same period in 2010. The cost of services percentage increased to 65% of segment revenue for the three months ended March 31, 2011 from 61% for the same period in 2010. This segment’s revenue increase is attributable to increased activity in the domestic land market area. Revenue from our domestic land market area increased approximately 76% as demand increased for all product service lines in this segment with the largest increases coming from coiled tubing, wireline, well control services and hydraulic workover and snubbing services. Revenue from our international market areas decreased approximately 5% primarily due to decreases in well control services, inspection, repair and maintenance activity associated with our derrick barge off the coast of West Africa, and hydraulic workover and snubbing services. The revenue decreases in our international market areas were partially offset by revenue from our acquisitions of Hallin and Superior Completion Services. Additionally, revenue from our Gulf of Mexico market area decreased approximately 17% primarily due to the completion of work associated with our large-scale decommissioning project in the third quarter of 2010, pending certain regulatory approvals. This decrease was partially offset by increased well control, wireline and hydraulic workover and snubbing services and our acquisitions of Superior Completion Services and the Bullwinkle platform.
Drilling Products and Services Segment
Revenue from our drilling products and services segment for the three months ended March 31, 2011 was $128.3 million, as compared to $114.3 million for the same period in 2010. Cost of rentals and sales percentage remained relatively constant at 36% of segment revenue for the three months ended March 31, 2011 as compared to the same period in 2010. Revenue in our domestic land market area increased approximately 136% for the three month period ended March 31, 2011 over the same period in 2010. The increase in revenue for this geographic market area is primarily related to an increase in rentals of accommodation units, stabilization equipment and specialty tubulars. Revenue generated from our international market areas remained constant for the quarter ended March 31, 2011 as compared to the same period in 2010. Revenue from our Gulf of Mexico market area decreased approximately 47% due to the slow pace of permitting for drilling and completion activities.
Marine Segment
Our marine segment revenue for the three months ended March 31, 2011 was $23.7 million, a 35% increase over the same period in 2010. Our cost of services percentage decreased to 70% of segment revenue for the three months ended March 31, 2011 from 92% for the same period in 2010 primarily due to the fact that our 265-foot class fleet returned to service in the fourth quarter of 2010. Due to the high fixed cost nature of this segment, cost of services does not fluctuate proportionately with revenue. The fleet’s average utilization increased to approximately 57% for the first quarter of 2011 from 47% in the same period in 2010. Additionally, the fleet’s average dayrate increased to approximately $16,100 for the first quarter of 2011 from $14,700 in the same period in 2010.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $59.4 million in the three months ended March 31, 2011 from $51.0 million for the same period in 2010. Depreciation, depletion, amortization and accretion expense related to our subsea and well enhancement segment for the three months ended March 31, 2011 increased approximately $5.3 million, or 26%, from the same period in 2010. This increase is primarily due to the acquisitions of Superior Completion Services, Hallin and the Bullwinkle platform, along with 2010 and 2011 capital expenditures. Depreciation and amortization expense increased within our drilling products and services segment by $2.3 million, or 8%, due to 2010 and 2011 capital expenditures. Depreciation expense related to the marine segment for the three months ended March 31, 2011 increased slightly from the same period in 2010 primarily due to the return of our 265-foot class fleet to service in the fourth quarter of 2010.
General and Administrative Expenses
General and administrative expenses increased to $86.9 million for the three months ended March 31, 2011 from $70.7 million for the same period in 2010. The increase is primarily related to our acquisitions of Hallin and Superior Completion Services coupled with additional infrastructure to support our growth strategy.
Liquidity and Capital Resources
In the three months ended March 31, 2011, we generated net cash from operating activities of $137.9 million as compared to $87.4 million in the same period of 2010. This increase in cash provided by operating activities is primarily attributable to our emphasis on accounts receivable management partially offset by changes in inventory and other current assets as well as income tax payments. Our primary liquidity needs are for working capital and to fund capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under our revolving credit facility. We had cash and cash equivalents of $71.1 million at March 31, 2011 compared to $50.7 million at December 31, 2010. At March 31, 2011, approximately $52.0 million of our cash balance was held outside the United States. Cash balances held in foreign jurisdictions could be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. The Company has not provided United States income tax expense on earnings of its foreign subsidiaries because it expects to reinvest the undistributed earnings indefinitely.
We spent $108.6 million of cash on capital expenditures during the three months ended March 31, 2011. Approximately $41.1 million was used to expand and maintain our drilling products and services equipment inventory and approximately $66.8 million was used to expand and maintain the asset base of our subsea and well enhancement segment. Approximately one third of the capital expenditures within our subsea and well enhancement segment was related to the construction of our compact semi-submersible vessel, which is expected to be delivered in 2012.
We have a $400 million bank revolving credit facility, with the right, at our option and subject to certain conditions, to increase the borrowing capacity of the facility to $550 million. Any amounts outstanding under the revolving credit facility are due on July 20, 2014. At March 31, 2011, we had $156.0 million outstanding under the bank credit facility with a weighted average interest rate of 3.6% per annum. At April 29, 2011, we had no amounts outstanding under the bank credit facility as a portion of the proceeds from our recent financing were used to pay this outstanding balance. We also had $8.3 million of letters of credit outstanding, which reduces our borrowing capacity under this credit facility. Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our leverage ratio. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness.
At March 31, 2011, we had outstanding $13.4 million in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on June 3rd and December 3rd of each year through the maturity date of June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements.
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
In April 2011, we issued $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. We intend to use a portion of the net proceeds of this offering to redeem, on or about December 15, 2011, all of the outstanding $400 million senior exchangeable notes due 2026. The additional $100 million is immediately available for general corporate purposes. Pending application of the remaining proceeds to the redemption of our senior exchangeable notes, we used a portion to pay down all amounts outstanding on our revolving credit facility and invested the remaining proceeds in securities issued or guaranteed by the U.S. government.
We also currently have outstanding $400 million of 1.50% unsecured senior exchangeable notes due 2026. The exchangeable notes bear interest at a rate of 1.50% per annum and decrease to 1.25% per annum on December 15, 2011. Interest on the exchangeable notes is payable semi-annually in arrears on December 15th and June 15th of each year through the maturity date of December 15, 2026. The exchangeable notes do not contain any restrictive financial covenants. Following the completion of the $500 million note offering in April 2011 and in accordance with accounting guidance related to classification of short-term debt that is expected to be refinanced, we classified all $400 million of the senior exchangeable notes as long-term debt at March 31, 2011.

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
Our current long-term issuer credit rating is BB+ by Standard and Poor’s and Ba2 by Moody’s. Moody’s recently upgraded our credit rating from Ba3 to Ba2 primarily due to the company’s size, diversified service offerings, substantial production related focus and growing global footprint. Our current credit rating may be impacted by the rating agencies’ view of the cyclical nature of our industry sector.
The following table summarizes our projected contractual cash obligations and commercial commitments at March 31, 2011 (amounts in thousands). We do not have any other material obligations or commitments.

	Remaining
	Nine
	Months
Description	2011	2012	2013	2014	2015	Thereafter

Long-term debt, including estimated interest payments	$433,762	$30,421	$30,369	$473,276	$1,449	$12,904
Capital lease obligations, including estimated interest payments	4,669	6,225	6,225	6,225	6,225	19,194
Decommissioning liabilities	17,063	3,196	8,072	7,011	1,298	82,744
Operating leases	11,589	10,495	7,567	6,058	3,767	20,227
Vessel construction	29,834	14,917	—	—	—	—
Other long-term liabilities	—	12,440	17,562	16,009	7,486	32,394

Total	$496,917	$77,694	$69,795	$508,579	$20,225	$167,463

We currently believe that we will spend approximately $380 million to $390 million on capital expenditures, excluding acquisitions, during the remaining nine months of 2011. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
In May 2010, we signed a contract for construction of a compact semi-submersible vessel. This vessel is designed for both shallow and deepwater conditions and will be capable of performing subsea construction, inspection, repairs and maintenance work, as well as subsea light well intervention and abandonment work.
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
Off-Balance Sheet Financing Arrangements
We have no off-balance sheet financing arrangements other than potential additional consideration that may be payable as a result of the future operating performances of certain acquisitions. At March 31, 2011, the maximum additional consideration payable for these acquisitions was approximately $4.0 million. Since these acquisitions occurred before we adopted the revised authoritative guidance for business combinations, these amounts are not classified as liabilities and are not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.
Hedging Activities
In an effort to achieve a more balanced debt portfolio by targeting an overall desired position of fixed and floating rates, we entered into an interest rate swap in March 2010 whereby we are entitled to receive semi-annual interest payments at a fixed rate of 6 7/8% per annum and obligated to make quarterly interest payments at a variable rate. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. At March 31, 2011 and December 31, 2010, we had fixed-rate interest on approximately 65% and 63%, respectively, of our long-term debt. As of March 31, 2011, we had $150 million of long-term debt with a variable interest rate, which is adjusted every 90 days, based on LIBOR plus a fixed margin.
From time to time, we enter into forward foreign exchange contracts to mitigate the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. As of March 31, 2011, we had no outstanding foreign currency forward contracts.
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

We do not hold derivatives for trading purposes or use derivatives with complex features. Assets and liabilities of our subsidiaries whose functional currency is not the U.S. dollar are translated at end of period exchange rates, while income and expense are translated at average rates for the period. Translation gains and losses are reported as the foreign currency translation component of accumulated other comprehensive loss in stockholders’ equity.
When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. As of March 31, 2011, we had no outstanding foreign currency forward contracts.
Interest Rate Risk
At March 31, 2011, our debt (exclusive of discounts), was comprised of the following (in thousands):

	Fixed	Variable
	Rate Debt	Rate Debt
Bank revolving credit facility due 2014	$—	$156,000
6.875% Senior notes due 2014 *	150,000	150,000
1.50% Senior exchangeable notes due 2026	400,000	—
U.S. Government guaranteed long-term financing due 2027	13,356	—

Total Debt	$563,356	$306,000

(*)	In March 2010, we entered into an interest rate swap agreement for a notional amount of $150 million, whereby we are entitled to receive semi-annual interest payments at a fixed rate of 6 7/8% per annum and are obligated to make quarterly interest payments at a variable rate. The variable interest rate, which is adjusted every 90 days, is based on LIBOR plus a fixed margin.
Based on the amount of this debt outstanding at March 31, 2011, a 10% increase in the variable interest rate would increase our interest expense for the three months ended March 31, 2011 by approximately $0.3 million, while a 10% decrease would decrease our interest expense by approximately $0.3 million.
Equity Price Risk
We have $400 million of 1.50% unsecured senior exchangeable notes due 2026. The notes are, subject to the occurrence of specified conditions, exchangeable for our common stock initially at an exchange price of $45.58 per share, which would result in an aggregate of approximately 8.8 million shares of common stock being issued upon exchange. As previously stated, we intend to use a portion of the net proceeds from our recently issued $500 million of 6 3/8% unsecured senior notes to redeem, on or about December 15, 2011, all of the outstanding $400 million senior exchangeable notes.
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
We also have agreements with affiliates of the initial purchasers of the exchangeable notes to purchase call options and sell warrants of our common stock. We may exercise the call options at any time to acquire approximately 8.8 million shares of our common stock at a strike price of $45.58 per share. The owners of the warrants may exercise their warrants to purchase from us approximately 8.8 million shares of our common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may be settled in cash, in shares or in a combination of cash and shares, at our option. Lehman Brothers OTC Derivatives, Inc. (LBOTC) is the counterparty to 50% of our call option and warrant transactions. We continue to carefully monitor the developments affecting LBOTC. Although we may not be able to retain the benefit of the call option due to LBOTC’s bankruptcy, we do not expect that there will be a material impact, if any, on the financial statements or results of operations. The call option and warrant transactions described above do not affect the terms of the outstanding exchangeable notes.
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
Item 4. Controls and Procedures
a.	Evaluation of disclosure control and procedures. As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b.	Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total Number		Part of Publicly	May Yet be
	of Shares		Announced	Purchased
	Purchased	Average Price	Plan	Under the Plan
Period	(1)	Paid per Share	(2)	(2)
January 1 - 31, 2011	78,168	$35.02	—	$350,000,000
February 1 - 28, 2011	—	$—	—	$350,000,000
March 1 - 31, 2011	—	$—	—	$350,000,000

January 1, 2011 through
March 31, 2011	78,168	$35.02	—	$350,000,000

(1)	Through our stock incentive plans, 78,168 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock.

(2)	In December 2009, our Board of Directors approved a $350 million share repurchase program that expires on December 31, 2011. Under this program, we can repurchase shares through open market transactions at prices deemed appropriate by management. There was no common stock repurchased and retired under this program during the quarter ended March 31, 2011.

Item 6. Exhibits
(a) The following exhibits are filed with this Form 10-Q:

3.1	Composite Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 7, 2009).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 5, 2011)

4.1	Indenture, dated as of April 27, 2011, among Superior Energy Services, Inc., SESI, L.L.C., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 27, 2011).

4.2	Supplemental Indenture, dated as of April 27, 2011, among Superior Energy Services, Inc., SESI, L.L.C., Superior Energy Services Colombia, L.L.C., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. in connection with the December 12, 2006 Indenture (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed on April 27, 2011).

4.3	Supplemental Indenture, dated as of April 27, 2011, among Superior Energy Services, Inc., SESI, L.L.C., Superior Energy Services Colombia, L.L.C., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. in connection with the May 22, 2006 Indenture (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed on April 27, 2011).

10.1^	Superior Energy Services, Inc. Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 25, 2011).

10.2	Second Amendment to Second Amended and Restated Credit Agreement dated as of April 20, 2011, among Superior Energy Services, Inc., SESI, L.L.C., JPMorgan Chase Bank, N.A., and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 20, 2011).

10.3	Purchase Agreement dated as of April 20, 2011, by and among SESI, L.L.C., Superior Energy Services, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, as representative of the several initial purchasers named in Schedule 1 thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 26, 2011).

10.4	Registration Rights Agreement, dated April 27, 2011, by and among SESI, L.L.C., Superior Energy Services, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC as representative of the several initial purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 27, 2011).

31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INX**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this Form 10-Q

**	Furnished with Form 10-Q

^	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: May 6, 2011	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)