Form 10-Q
period 2011-06-30
SUPERIOR ENERGY SERVICES INC
filed 2011-08-05
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on July 28, 2011 was 79,819,875.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended June 30, 2011

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36
Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6. Exhibits	40
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(in thousands, except share data)

	6/30/2011	12/31/2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$244,114	$50,727
Short-term investments	164,161	—
Accounts receivable, net of allowance for doubtful accounts of $23,984 and $22,618 at June 30, 2011 and December 31, 2010, respectively	437,954	452,450
Prepaid expenses	38,862	25,828
Inventory and other current assets	220,410	235,047

Total current assets	1,105,501	764,052

Property, plant and equipment, net of accumulated depreciation and depletion of $861,737 and $771,602 at June 30, 2011 and December 31, 2010, respectively	1,394,918	1,313,150
Goodwill	589,761	588,000
Notes receivable	71,261	69,026
Equity-method investments	63,308	59,322
Intangible and other long-term assets, net of accumulated amortization of $26,228 and $22,065 at June 30, 2011 and December 31, 2010, respectively	136,888	113,983

Total assets	$3,361,637	$2,907,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,167	$110,276
Accrued expenses	170,383	162,044
Income taxes payable	8,955	2,475
Deferred income taxes	24,027	29,353
Current portion of decommissioning liabilities	17,172	16,929
Current maturities of long-term debt	391,262	184,810

Total current liabilities	720,966	505,887

Deferred income taxes	228,191	223,936
Decommissioning liabilities	103,880	100,787
Long-term debt, net	810,184	681,635
Other long-term liabilities	121,800	114,737

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding 79,822,534 shares at June 30, 2011 and 78,951,053 shares at December 31, 2010	80	79
Additional paid in capital	439,164	415,278
Accumulated other comprehensive loss, net	(17,134)	(25,700)
Retained earnings	954,506	890,894

Total stockholders’ equity	1,376,616	1,280,551

Total liabilities and stockholders’ equity	$3,361,637	$2,907,533

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2011 and 2010
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	2011	2010	2011	2010
Revenues	$510,806	$424,856	$924,787	$789,367
Costs and expenses:
Cost of services (exclusive of items shown separately below)	271,370	229,916	505,215	428,968
Depreciation, depletion, amortization and accretion	63,314	54,299	122,677	105,347
General and administrative expenses	95,881	92,529	182,760	163,253
Gain on sale of businesses	5,884	—	8,558	—

Income from operations	86,125	48,112	122,693	91,799
Other income (expense):
Interest expense, net	(16,453)	(12,680)	(28,825)	(26,718)
Earnings from equity-method investments, net	5,499	2,170	5,526	6,155

Income before income taxes	75,171	37,602	99,394	71,236
Income taxes	27,062	13,537	35,782	25,645

Net income	$48,109	$24,065	$63,612	$45,591

Basic earnings per share	$0.60	$0.31	$0.80	$0.58

Diluted earnings per share	$0.59	$0.30	$0.79	$0.57

Weighted average common shares used in computing earnings per share:
Basic	79,744	78,716	79,385	78,625
Incremental common shares from stock-based compensation	1,510	885	1,639	874

Diluted	81,254	79,601	81,024	79,499

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$63,612	$45,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	122,677	105,347
Deferred income taxes	(1,367)	13,747
Stock-based and performance share unit compensation expense, net	4,888	4,385
Retirement and deferred compensation plans expense, net	486	5,461
Earnings / losses from equity-method investments, net of cash received	(3,989)	2,508
Amortization of debt acquisition costs and note discount	12,700	11,731
Gain on sale of businesses	(8,558)	—
Other, net	(3,006)	(1,785)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	16,773	(36,885)
Inventory and other current assets	10,665	73,451
Accounts payable	952	8,764
Accrued expenses	10,609	3,505
Income taxes	3,046	11,570
Other, net	(1,498)	9,669

Net cash provided by operating activities	227,990	257,059

Cash flows from investing activities:
Payments for capital expenditures	(216,682)	(147,815)
Purchases of short-term investments, net	(164,130)	—
Acquisitions of businesses, net of cash acquired	—	(207,772)
Cash proceeds from sale of businesses	22,349	—
Other, net	(6,134)	(5,177)

Net cash used in investing activities	(364,597)	(360,764)

Cash flows from financing activities:
Net payments on revolving credit facility	(175,000)	(37,400)
Proceeds from long-term debt	500,000	—
Principal payments on long-term debt	(405)	(405)
Payment of debt acquisition costs	(9,363)	—
Proceeds from exercise of stock options	10,129	342
Excess tax benefit from stock-based compensation	10,262	163
Proceeds from issuance of stock through employee benefit plans	1,223	1,054
Other	(7,629)	(1,314)

Net cash provided by (used in) financing activities	329,217	(37,560)

Effect of exchange rate changes on cash	777	(1,191)

Net increase (decrease) in cash and cash equivalents	193,387	(142,456)
Cash and cash equivalents at beginning of period	50,727	206,505

Cash and cash equivalents at end of period	$244,114	$64,049

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Six Months Ended June 30, 2011
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
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and six months ended June 30, 2011 and 2010 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.
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
The Company has no off-balance sheet financing arrangements other than potential additional consideration that may be payable as a result of the future operating performance of certain acquired businesses. At June 30, 2011, the maximum additional consideration payable was approximately $4.0 million and will be determined and payable through 2012. Since these acquisitions occurred before the Company adopted the revised authoritative guidance for business combinations, these amounts are not classified as liabilities and are not reflected in the Company’s condensed consolidated financial statements until the amounts are fixed and determinable. When these amounts are determined, they will be capitalized as part of the purchase price of the related acquisition.
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

DOR funded its portion of this amount as part of its payment obligation for the well plugging and abandonment. Included in intangible and other long-term assets, net is escrowed cash of $50.1 million and $33.0 million at June 30, 2011 and December 31, 2010, respectively. Included in other long-term liabilities is deferred revenue of $24.6 million and $16.2 million at June 30, 2011 and December 31, 2010, respectively (see note 2).
The Company has a contract to perform well abandonment and decommissioning work associated with oil and gas properties owned and operated by SPN Resources, LLC (SPN Resources). This contract consists of numerous, separate billable jobs estimated to be performed through 2022. In March 2011, the Company contributed its equity interest in SPN Resources and DBH, LLC (DBH) in exchange for a 10% limited partnership interest in DOH (see note 7) and modified the terms of this contract.
In December 2007, Wild Well entered into contractual arrangements pursuant to which it decommissioned seven downed oil and gas platforms and related well facilities located offshore in the Gulf of Mexico for a fixed sum of $750 million, which is payable in installments upon the completion of specified portions of work. The contract contains certain covenants primarily related to Wild Well’s performance of the work. As of June 30, 2011, all work was complete, pending certain regulatory approvals. The revenue related to the contract for decommissioning these downed platforms and well facilities was recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs. At June 30, 2011 and December 31, 2010, there were $129.7 million and $144.5 million of costs and estimated earnings in excess of billings related to this contract included in other current assets.
(4) Stock-Based Compensation and Retirement Plans
The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants). Under the incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants. In connection with the transition of executive management in the six months ended June 30, 2010, the Company issued approximately 1,019,000 of non-qualified stock options, approximately 177,000 shares of restricted stock and approximately 30,000 performance share units. Additionally, vesting of certain grants was accelerated to coincide with the terms of the change in executive management.
Stock Options
The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the six months ended June 30, 2011 and 2010 was approximately $1.7 million and $2.3 million, respectively, which is reflected in general and administrative expenses.

Restricted Stock
The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. The Company’s compensation expense related to restricted stock for the six months ended June 30, 2011 and 2010 was approximately $2.8 million and $3.3 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock Units
The Company has issued restricted stock units (RSUs) to its non-employee directors under its stock incentive plans. Annually, each non-employee director is issued a number of RSUs having an aggregate dollar value determined by the Company’s Board of Directors. An RSU represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to RSUs for the six months ended June 30, 2011 and 2010 was approximately $0.6 million and $0.7 million, respectively, which is reflected in general and administrative expenses.
Performance Share Units
The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three year performance period associated with each PSU grant. The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.” If the participant has met specified continued service requirements, the PSUs will settle in cash or a combination of cash and up to 50% of equivalent value in the Company’s common stock, at the discretion of the compensation committee. The Company’s compensation expense related to all outstanding PSUs for the six months ended June 30, 2011 and 2010 was approximately $2.4 million and $4.3 million, respectively, which is reflected in general and administrative expenses. The Company has recorded a current liability of approximately $3.5 million and $6.0 million at June 30, 2011 and December 31, 2010, respectively, for outstanding PSUs, which is reflected in accrued expenses. Additionally, the Company has recorded a long-term liability of approximately $6.3 million and $7.0 million at June 30, 2011 and December 31, 2010, respectively, for outstanding PSUs, which is reflected in other long-term liabilities. During the six month period ended June 30, 2011, the Company paid approximately $2.8 million and issued approximately 67,300 shares of its common stock to settle PSUs for the performance period ended December 31, 2010. During the six month period ended June 30, 2010, the Company paid approximately $6.4 million to its employees to settle PSUs for the performance period ending December 31, 2009.
Employee Stock Purchase Plans
The Company has employee stock purchase plans under which an aggregate of 1,250,000 shares of common stock were reserved for issuance. Under these stock purchase plans, eligible employees can purchase shares of the Company’s common stock at a discount. The Company received approximately $1.2 million and $1.1 million and issued approximately 38,000 shares and 57,000 shares under these plans for the six month periods ended June 30, 2011 and 2010, respectively. For each six month period ended June 30, 2011 and 2010, the Company recorded compensation expense of approximately $0.2 million, which is reflected in general and administrative expenses.

Deferred Compensation Plans
The Company has a non-qualified deferred compensation plan which allows certain highly compensated employees to defer up to 75% of their base salary, up to 100% of their bonus, and up to 100% of the cash portion of their PSU compensation to the plan. The Company also has a non-qualified deferred compensation plan for its non-employee directors which allows each director to defer up to 100% of their cash compensation paid by the Company to the plan. Additionally, participating directors may defer up to 100% of the shares of common stock they are entitled to receive in connection with the payout of RSUs. Under each plan, payments are made to participants based on their annual enrollment elections and plan balance. Participants earn a return on their deferred compensation that is based on hypothetical investments in certain mutual funds. Changes in market value of these hypothetical participant investments are reflected as an adjustment to the deferred compensation liability of the Company with an offset to compensation expense (see note 16).
Supplemental Executive Retirement Plan
The Company has a supplemental executive retirement plan (SERP). The SERP provides retirement benefits to the Company’s executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant. Under the SERP, the Company will generally make annual contributions to a retirement account based on age and years of service. The Company may also make discretionary contributions to a participant’s account. The Company recorded compensation expense of approximately $0.9 million for the six month period ended June 30, 2011. The Company recorded compensation expense of approximately $5.2 million, inclusive of a discretionary contribution to the account of its chief operating officer in the amount of $4.7 million as part of its executive management transition, for the six month period ended June 30, 2010. This compensation expense is recorded in general and administrative expenses in each of the respective periods.
(5) Short-Term Investments
The Company’s short-term investments consist of U.S. treasury bills and notes that are issued by the U.S. government, all of which are accounted for as trading securities. Trading securities are recorded at fair value with the unrealized holding gains and losses included in net income. Included in interest expense, net is $0.2 million of income for the six months ended June 30, 2011 related to this trading portfolio. The Company intends to use these funds along with $145.9 million of cash and cash equivalents, that have been segregated and dedicated, for a total of $310.1 million to partially fund the redemption of the $400.0 million aggregate principal amount of all of the outstanding 1.50% senior exchangeable notes due 2026. The 1.50% senior exchangeable notes become subject to redemption on December 15, 2011 at a redemption price of 100% of the principal amount of the notes outstanding (see note 8).
(6) Inventory and Other Current Assets
Inventory and other current assets includes approximately $69.6 million and $70.0 million of inventory at June 30, 2011 and December 31, 2010, respectively. Our inventory balance at June 30, 2011 consisted of approximately $29.1 million of finished goods, $1.0 million of work-in-process, $2.9 million of raw materials and $36.6 million of supplies and consumables. Our inventory balance at December 31, 2010 consisted of approximately $31.4 million of finished goods, $1.4 million of work-in-process, $2.2 million of raw materials and $35.0 million of supplies and consumables. Inventories are stated at the lower of cost or market. Cost is determined on an average cost basis for finished goods and work-in-process. Supplies and consumables consist principally of products used in our services provided to customers.
Additionally, inventory and other current assets include approximately $133.5 million and $146.9 million of costs incurred and estimated earnings in excess of billings on uncompleted contracts at June 30, 2011 and December 31, 2010, respectively. The Company follows the percentage-of-completion method of accounting for applicable contracts. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs. Adjustments to cost estimates are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.

(7) Equity-Method Investments
Investments in entities that are not controlled by the Company, but where the Company has the ability to exercise influence over the operations, are accounted for using the equity-method. The Company’s share of the income or losses of these entities is reflected as earnings from equity-method investments on its condensed consolidated statements of operations.
In March 2011, the Company contributed all of its equity interests in SPN Resources and DBH to DOH, the majority owner of both SPN Resources and DBH, in exchange for a 10% limited partnership interest in DOH. Following these contributions, DOH owns all the equity interests of SPN Resources and DBH. Prior to these contributions, the Company accounted for its equity interests in SPN Resources and DBH as separate equity-method investments. The Company’s equity interest in DOH is accounted for as an equity-method investment with a balance of approximately $61.5 million at June 30, 2011. The Company recorded income from its equity-method investment in DOH of approximately $4.2 million for the four months ended June 30, 2011 following the contributions. The Company, where possible and at competitive rates, provides its products and services to assist DOH in producing and developing its oil and gas properties. The Company had a receivable from DOH of approximately $10.8 million at June 30, 2011. The Company also recorded revenue from DOH of approximately $15.6 million for the four months ended June 30, 2011 following the contributions. Additionally, the Company has a receivable from DOR of approximately $7.4 million as of June 30, 2011 related to its share of oil and natural gas commodity sales and production handling arrangement fees.
The Company’s equity-method investment balance in SPN Resources was approximately $43.6 million at December 31, 2010. The Company recorded earnings from its equity-method investment in SPN Resources of approximately $0.2 million for the two months ended February 28, 2011 prior to the contributions and approximately $2.5 million for the six months ended June 30, 2010. Additionally, the Company received approximately $7.5 million of cash distributions from its equity-method investment in SPN Resources for the six month period ended June 30, 2010. The Company, where possible and at competitive rates, provides its products and services to assist SPN Resources in producing and developing its oil and gas properties. The Company had a receivable from SPN Resources of approximately $3.2 million at December 31, 2010. The Company also recorded revenue from SPN Resources of approximately $0.3 million for the two months ended February 28, 2011 and approximately $8.4 million for the six months ended June 30, 2010.
The Company’s equity-method investment balance in DBH was approximately $13.8 million at December 31, 2010. During the two months ended February 28, 2011 prior to its contributions, the Company recorded earnings from its equity-method investment in DBH of approximately $0.9 million. During the six months ended June 30, 2010, the Company recorded earnings from its equity-method investment in DBH of approximately $3.7 million. The Company, where possible and at competitive rates, provides its products and services to assist DBH in producing and developing its oil and gas properties. The Company had a receivable from DBH of approximately $1.4 million at December 31, 2010. The Company also recorded revenue from DBH of approximately $0.9 million for the two months ended February 28, 2011 and approximately $2.2 million for the six months ended June 30, 2010.
(8) Debt
The Company has a $400 million revolving credit facility, with the right, at the Company’s option and subject to certain conditions, to increase the borrowing capacity of the facility to $550 million. Any amounts outstanding under the revolving credit facility are due on July 20, 2014. At June 30, 2011, the Company had no amounts outstanding under the revolving credit facility, but had letters of credit outstanding of approximately $6.9 million, which reduce the Company’s borrowing availability under the revolving credit facility. Amounts borrowed under the revolving credit facility bear interest at LIBOR plus margins that depend on the Company’s leverage ratio. Indebtedness under the revolving credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal domestic subsidiaries. The revolving credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At June 30, 2011, the Company was in compliance with all such covenants.

At June 30, 2011, the Company had outstanding $13.0 million in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration, for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000 on June 3rd and December 3rd of each year through the maturity date of June 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. At June 30, 2011, the Company was in compliance with all such covenants.
The Company also has outstanding $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the 6 7/8% senior notes requires semi-annual interest payments on June 1st and December 1st of each year through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At June 30, 2011, the Company was in compliance with all such covenants.
In March 2010, the Company entered into an interest rate swap agreement for a notional amount of $150 million, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 6 7/8% per annum and is obligated to make quarterly interest payments at a variable rate. The variable interest rate, which is adjusted every 90 days, is based on LIBOR plus a fixed margin (see note 17).
The Company has outstanding $400 million of 1.50% unsecured senior exchangeable notes due 2026. Effective January 1, 2009, the Company retrospectively adopted authoritative guidance related to debt with conversion and other options, which requires the proceeds from the issuance of the 1.50% unsecured senior exchangeable notes to be allocated between a liability (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the exchangeable debt is expected to be outstanding as additional non-cash interest expense. The Company used an effective interest rate of 6.89% and will amortize this debt discount through December 12, 2011. The Company has recorded an unamortized discount of $9.6 million and $19.7 million at June 30, 2011 and December 31, 2010, respectively, related to these senior exchangeable notes. The senior exchangeable notes bear interest at a rate of 1.50% per annum and decrease to 1.25% per annum on December 15, 2011. Interest on the senior exchangeable notes is payable semi-annually on December 15th and June 15th of each year through the maturity date of December 15, 2026. The senior exchangeable notes do not contain any restrictive financial covenants.
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

In connection with the senior exchangeable note transaction, the Company simultaneously entered into agreements with affiliates of the initial purchasers to purchase call options and sell warrants on its common stock. The Company may exercise the call options it purchased at any time to acquire approximately 8.8 million shares of its common stock at a strike price of $45.58 per share. The owners of the warrants may exercise the warrants to purchase from the Company approximately 8.8 million shares of the Company’s common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may be settled, at the Company’s option, in cash, in common stock or in a combination of cash and common stock. Lehman Brothers OTC Derivatives, Inc. (LBOTC) is the counterparty to 50% of the Company’s call option and warrant transactions. In October 2008, LBOTC filed for bankruptcy protection. The Company continues to carefully monitor the developments affecting LBOTC. Although the Company may not retain the benefit of the call option due to LBOTC’s bankruptcy, the Company does not expect that there will be a material impact, if any, on the financial statements or results of operations. The call option and warrant transactions described above do not affect the terms of the outstanding exchangeable notes.
In April 2011, the Company issued $500 million of 6 3/8% unsecured senior notes due 2019. Costs associated with the issuance of these notes were approximately $9.6 million and were capitalized and will be amortized over the term of the 6 3/8% senior notes. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At June 30, 2011, the Company was in compliance with all such covenants.
The Company has the ability to redeem its $400 million 1.50% unsecured senior exchangeable notes on or after December 15, 2011 for 100% of the principal amount plus any accrued and unpaid interest. The Company intends to use a portion of the net proceeds from the issuance of its 6 3/8% unsecured senior notes to redeem all of the outstanding senior exchangeable notes. The remaining net proceeds are available for general corporate purposes. In the interim, the Company used a portion of the proceeds to pay down all of its outstanding borrowings under its revolving credit facility. The remaining portions of the proceeds are included in cash and cash equivalents and short-term investments on the condensed consolidated balance sheet at June 30, 2011 (see note 5).
As the holders of the Company’s 1.50% senior exchangeable notes have the ability to require the Company to purchase all of the notes on December 15, 2011, the entire amount of these notes would have been deemed to be a current liability at December 31, 2010. However, in accordance with accounting guidance related to classification of short-term debt that is to be refinanced, the Company utilized the amount available to it under its revolving credit facility as of December 31, 2010 of approximately $216.0 million to classify this portion as long-term under the assumption that the revolving credit facility could be used to refinance that portion of the debt. Following completion of the 6 3/8% senior note offering in April 2011, the Company classified the $400 million senior exchangeable notes as current debt at June 30, 2011.
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
Stock options of approximately 190,000 and 1,810,000 shares for the three months ended June 30, 2011 and 2010, respectively, and approximately 190,000 and 1,310,000 shares for the six months ended June 30, 2011 and 2010, respectively, were excluded in the computation of diluted earnings per share as the effect would have been anti-dilutive.
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
(10) Other Comprehensive Loss
The following table reconciles the change in accumulated other comprehensive loss for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Accumulated other comprehensive loss, March 31, 2011 and 2010, respectively	$(17,845)	$(28,695)

Other comprehensive income (loss):
Foreign currency translation adjustment	711	(2,769)

Accumulated other comprehensive loss, June 30, 2011 and 2010, respectively	$(17,134)	$(31,464)

	Six Months Ended
	June 30,
	2011	2010
Accumulated other comprehensive loss, December 31, 2010 and 2009, respectively	$(25,700)	$(18,996)

Other comprehensive income (loss):
Foreign currency translation adjustment	8,566	(12,468)

Accumulated other comprehensive loss, June 30, 2011 and 2010, respectively	$(17,134)	$(31,464)

(11) Decommissioning Liabilities
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

The following table summarizes the activity for the Company’s decommissioning liabilities for the six month periods ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Decommissioning liabilities, December 31, 2010 and 2009, respectively	$117,716	$—
Liabilities acquired and incurred	—	126,559
Accretion	3,336	3,359

Total decommissioning liabilities, June 30, 2011 and 2010, respectively	121,052	129,918

Less: current portion of decommissioning liabilities at June 30, 2011 and 2010, respectively	17,172	22,232

Long-term decommissioning liabilities, June 30, 2011 and 2010, respectively	$103,880	$107,686

(12) Notes Receivable
Notes receivable consists of a commitment from the seller of certain assets to pay the Company upon the decommissioning of the Bullwinkle platform. These notes are recorded at present value, and the related discount is amortized to interest income based on the expected timing of the platform’s removal.
(13) Gain on Sale of Businesses
During the six month period ended June 30, 2011, the Company sold seven liftboats for approximately $22.3 million, net of commissions. Five of the liftboats sold were from our 145 to 155-foot class fleet, one was from our 160-foot class fleet and one was from our 200-foot class fleet. As a result of the sale of these liftboats, the Company recorded a pre-tax gain of approximately $8.6 million for the six month period ended June 30, 2011.
(14) Segment Information
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

Summarized financial information for the Company’s segments for the three and six months ended June 30, 2011 and 2010 is shown in the following tables (in thousands):
Three Months Ended June 30, 2011

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
Revenues	$336,037	$149,167	$25,602	$—	$510,806
Cost of services (exclusive of items shown separately below)	194,307	56,627	20,436	—	271,370
Depreciation, depletion, amortization and accretion	28,056	32,447	2,811	—	63,314
General and administrative expenses	62,810	30,431	2,640	—	95,881
Gain on sale of businesses	—	—	5,884	—	5,884

Income from operations	50,864	29,662	5,599	—	86,125
Interest income (expense), net	1,126	—	—	(17,579)	(16,453)
Earnings from equity-method investments, net	—	—	—	5,499	5,499

Income (loss) before income taxes	$51,990	$29,662	$5,599	$(12,080)	$75,171

Three Months Ended June 30, 2010

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
Revenues	$284,352	$121,337	$19,167	$—	$424,856
Cost of services (exclusive of items shown separately below)	167,875	43,759	18,282	—	229,916
Depreciation, depletion, amortization and accretion	23,670	28,053	2,576	—	54,299
General and administrative expenses	59,925	29,191	3,413	—	92,529

Income (loss) from operations	32,882	20,334	(5,104)	—	48,112
Interest expense, net	—	—	—	(12,680)	(12,680)
Earnings from equity-method investments, net	—	—	—	2,170	2,170

Income (loss) before income taxes	$32,882	$20,334	$(5,104)	$(10,510)	$37,602

Six Months Ended June 30, 2011

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
Revenues	$598,082	$277,437	$49,268	$—	$924,787
Cost of services (exclusive of items shown separately below)	364,975	103,324	36,916	—	505,215
Depreciation, depletion, amortization and accretion	53,797	63,007	5,873	—	122,677
General and administrative expenses	117,467	59,740	5,553	—	182,760
Gain on sale of businesses	—	—	8,558	—	8,558

Income from operations	61,843	51,366	9,484	—	122,693
Interest income (expense), net	2,235	—	—	(31,060)	(28,825)
Earnings from equity-method investments, net	—	—	—	5,526	5,526

Income (loss) before income taxes	$64,078	$51,366	$9,484	$(25,534)	$99,394

Six Months Ended June 30, 2010

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
Revenues	$517,118	$235,614	$36,635	$—	$789,367
Cost of services (exclusive of items shown separately below)	310,744	83,854	34,370	—	428,968
Depreciation, depletion, amortization and accretion	44,092	56,289	4,966	—	105,347
General and administrative expenses	105,703	51,190	6,360	—	163,253

Income (loss) from operations	56,579	44,281	(9,061)	—	91,799
Interest expense, net	—	—	—	(26,718)	(26,718)
Earnings from equity-method investments, net	—	—	—	6,155	6,155

Income (loss) before income taxes	$56,579	$44,281	$(9,061)	$(20,563)	$71,236

          Identifiable Assets

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
June 30, 2011	$2,029,481	$1,002,083	$239,100	$90,973	$3,361,637

December 31, 2010	$1,769,813	$802,785	$255,883	$79,052	$2,907,533

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

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2011	2010	2011	2010
United States	$373,068	$311,790	$683,271	$567,115
Other Countries	137,738	113,066	241,516	222,252

Total	$510,806	$424,856	$924,787	$789,367

	June 30,	December 31,
Long-Lived Assets:	2011	2010
United States	$940,745	$881,416
Other Countries	454,173	431,734

Total, net	$1,394,918	$1,313,150

(15) Guarantee
As part of SPN Resources’ acquisition of its oil and gas properties while a wholly-owned subsidiary of the Company, the Company guaranteed SPN Resources’ performance of its decommissioning liabilities. These guarantees remain in place. In accordance with authoritative guidance related to guarantees, the Company has assigned an estimated value of $2.6 million at June 30, 2011 and December 31, 2010 related to decommissioning performance guarantees, which is reflected in other long-term liabilities. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event that SPN Resources defaults on the decommissioning liabilities, the total maximum potential obligation under these guarantees is estimated to be approximately $109.2 million, net of the contractual right to receive payments from third parties, which is approximately $24.6 million as of June 30, 2011. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled by SPN Resources.
(16) Fair Value Measurements
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
The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30,
	2011	Level 1	Level 2	Level 3
Short-term investments	$164,161	$164,161	—	—

Intangible and other long-term assets
Non-qualified deferred compensation assets	$11,218	$812	$10,406	—
Interest rate swap	$902	—	$902	—

Accounts Payable
Non-qualified deferred compensation liabilities	$2,790	$—	$2,790	—

Other long-term liabilities
Non-qualified deferred compensation liabilities	$15,222	—	$15,222	—

	December 31,
	2010	Level 1	Level 2	Level 3
Intangible and other long-term assets
Non-qualified deferred compensation assets	$10,820	$812	$10,008	—
Interest rate swap	$161	—	$161	—

Accounts Payable
Non-qualified deferred compensation liabilities	$2,953	$1,429	$1,524	—

Other long-term liabilities
Non-qualified deferred compensation liabilities	$14,236	—	$14,236	—

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
In March 2010, the Company entered into an interest rate swap agreement for a notional amount of $150 million, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 6 7/8% per annum and is obligated to make quarterly interest payments at a floating rate, which is adjusted every 90 days, based on LIBOR plus a fixed margin. The Company entered into the interest rate swap agreement in an effort to achieve a more balanced debt portfolio by targeting an overall desired position of fixed and floating interest rates. The swap agreement, scheduled to terminate on June 1, 2014, is designated as a fair value hedge of a portion of the 6 7/8% unsecured senior notes, as the derivative has been tested to be highly effective in offsetting changes in the fair value of the underlying note. As this derivative is classified as a fair value hedge, the changes in the fair value of the derivative are offset against the changes in the fair value of the underlying note in interest expense, net (see note 17).
The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company’s long-term debt was approximately $1,212.4 million and $902.5 million at June 30, 2011 and December 31, 2010, respectively. The fair value of these debt instruments is determined by reference to the market value of the instrument as quoted in an over-the-counter market.
(17) Derivative Financial Instruments
The Company manages its debt portfolio by targeting an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve its goal. The Company does not use derivative financial instruments for trading or speculative purposes.
In March 2010, the Company entered into an interest rate swap agreement for a notional amount of $150 million related to its fixed rate debt maturing in 2014. This transaction was designated as a fair value hedge since the swap hedges against the change in fair value of fixed rate debt resulting from changes in interest rates. The Company’s derivative agreement includes a credit risk-related contingent feature whereby the counterparty is allowed to terminate the transaction following the occurrence of a default on certain of the Company’s indebtedness. The Company recorded a derivative asset of $0.9 million and $0.2 million within intangible and other long-term assets in the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively (see note 8). The change in fair value of the interest rate swap is included in the adjustments to reconcile net income to net cash provided by operating activities in the condensed consolidated statements of cash flows.

The location and effect of the derivative instrument on the condensed consolidated statements of operations for the three and six month periods ended June 30, 2011 and 2010, presented on a pre-tax basis, is as follows (in thousands):

	Location of	Amount of (gain) loss recognized
	(gain) loss	Three Months Ended	Three Months Ended
	recognized	June 30, 2011	June 30, 2010
Interest rate swap	Interest expense, net	$(636)	$(2,630)
Hedged item — debt	Interest expense, net	270	2,380

		$(366)	$(250)

	Location of	Amount of (gain) loss recognized
	(gain) loss	Six Months Ended	Six Months Ended
	recognized	June 30, 2011	June 30, 2010
Interest rate swap	Interest expense, net	$(120)	$(1,515)
Hedged item — debt	Interest expense, net	(621)	1,888

		$(741)	$373

For the six months ended June 30, 2011 and 2010, approximately $0.7 million of interest income and $0.4 million of interest expense, respectively, was related to the ineffectiveness associated with this fair value hedge. Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.
(18) Income Taxes
The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. The Company had approximately $24.8 million of unrecorded tax benefits at June 30, 2011 and December 31, 2010, all of which would impact the Company’s effective tax rate if recognized.
In addition to its U.S. federal tax return, the Company files income tax returns in various state and foreign jurisdictions. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2006.
(19) Commitments and Contingencies
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

(20) Subsequent Events
In accordance with authoritative guidance, the Company has evaluated and disclosed all material subsequent events that occurred after the balance sheet date, but before financial statements were issued.
(21) Financial Information Related to Guarantor Subsidiaries
In April 2011, SESI, L.L.C. (Issuer), a wholly-owned subsidiary of Superior Energy Services, Inc. (Parent), issued $500 million of unsecured 6 3/8% senior notes due 2019. The Parent, along with substantially all of its domestic subsidiaries, fully and unconditionally guaranteed the senior notes, and such guarantees are joint and several. All of the guarantor subsidiaries are wholly-owned subsidiaries of the Issuer. Domestic income taxes are paid by the Parent through a consolidated tax return and are accounted for by the Parent. The following tables present the condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010 and the condensed consolidating statements of operations and cash flows for the three and six months ended June 30, 2011 and 2010.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
June 30, 2011
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$185,133	$4,729	$54,252	$—	$244,114
Short-term investments	—	164,161	—	—	—	164,161
Accounts receivable, net	—	241	371,205	104,847	(38,339)	437,954
Income taxes receivable	—	—	—	5,539	(5,539)	—
Prepaid expenses	89	7,589	15,639	15,545	—	38,862
Inventory and other current assets	—	1,427	207,035	11,948	—	220,410
Intercompany interest receivable	—	28,694	—	—	(28,694)	—

Total current assets	89	387,245	598,608	192,131	(72,572)	1,105,501

Property, plant and equipment, net	—	2,956	1,007,942	384,020	—	1,394,918
Goodwill, net	—	—	446,947	142,814	—	589,761
Notes receivable	—	—	71,261	—	—	71,261
Intercompany notes receivable	—	488,637	—	—	(488,637)	—
Investments in subsidiaries	124,271	593,994	—	—	(718,265)	—
Equity-method investments	—	61,476	—	1,832	—	63,308
Intangible and other long-term assets, net	—	30,867	77,593	28,428	—	136,888

Total assets	$124,360	$1,565,175	$2,202,351	$749,225	$(1,279,474)	$3,361,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$4,144	$75,462	$68,434	$(38,873)	$109,167
Accrued expenses	115	38,736	88,677	42,855	—	170,383
Income taxes payable	14,494	—	—	—	(5,539)	8,955
Deferred income taxes	22,374	—	—	1,653	—	24,027
Current portion of decommissioning liabilities	—	—	17,172	—	—	17,172
Current maturities of long-term debt	—	390,452	—	810	—	391,262
Intercompany interest payable	—	—	—	28,694	(28,694)	—

Total current liabilities	36,983	433,332	181,311	142,446	(73,106)	720,966

Deferred income taxes	215,691	—	—	12,500	—	228,191
Decommissioning liabilities	—	—	103,880	—	—	103,880
Long-term debt, net	—	798,043	—	12,141	—	810,184
Intercompany notes payable	—	—	—	488,637	(488,637)	—
Intercompany payables/(receivables)	(99,845)	897,383	(139,540)	(123,009)	(534,989)	—
Other long-term liabilities	8,260	38,599	27,138	47,803	—	121,800

Stockholders’ equity:
Preferred stock of $.01 par value	—	—	—	—	—	—
Common stock of $.001 par value	80	—	—	403	(403)	80
Additional paid in capital	439,164	124,271	—	58,068	(182,339)	439,164
Accumulated other comprehensive income (loss), net	—	—	—	(17,134)	—	(17,134)
Retained earnings (accumulated deficit)	(475,973)	(726,453)	2,029,562	127,370	—	954,506

Total stockholders’ equity	(36,729)	(602,182)	2,029,562	168,707	(182,742)	1,376,616

Total liabilities and stockholders’ equity	$124,360	$1,565,175	$2,202,351	$749,225	$(1,279,474)	$3,361,637

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2011
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$434,235	$97,714	$(21,143)	$510,806
Costs and expenses:
Cost of services (exclusive of items shown separately below)	—	—	221,684	70,766	(21,080)	271,370
Depreciation, depletion, amortization and accretion	—	129	51,741	11,444	—	63,314
General and administrative expenses	205	20,329	55,785	19,625	(63)	95,881
Gain on sale of business	—	—	5,884	—	—	5,884

Income (loss) from operations	(205)	(20,458)	110,909	(4,121)	—	86,125

Other income (expense):
Interest expense, net	—	(17,499)	1,212	(166)	—	(16,453)
Intercompany interest income/ (expense)	—	6,605	—	(6,605)	—	—
Earnings (losses) from equity-method investments, net	—	5,278	—	221	—	5,499

Income (loss) before income taxes	(205)	(26,074)	112,121	(10,671)	—	75,171

Income taxes	24,220	—	—	2,842	—	27,062

Net income (loss)	$(24,425)	$(26,074)	$112,121	$(13,513)	$—	$48,109

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2010
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$361,612	$86,205	$(22,961)	$424,856
Costs and expenses:
Cost of services (exclusive of items shown separately below)	—	—	193,793	59,084	(22,961)	229,916
Depreciation, depletion, amortization and accretion	—	128	44,446	9,725	—	54,299
General and administrative expenses	79	33,446	47,786	11,218	—	92,529

Income (loss) from operations	(79)	(33,574)	75,587	6,178	—	48,112

Other income (expense):
Interest income (expense), net	—	(13,311)	1,259	(628)	—	(12,680)
Intercompany interest income/(expense)	—	3,526	—	(3,526)	—	—
Earnings from equity-method investments, net	—	1,667	—	503	—	2,170

Income (loss) before income taxes	(79)	(41,692)	76,846	2,527	—	37,602

Income taxes	11,656	—	—	1,881	—	13,537

Net income (loss)	$(11,735)	$(41,692)	$76,846	$646	$—	$24,065

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2011
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$785,875	$175,832	$(36,920)	$924,787
Costs and expenses:
Cost of services (exclusive of items shown separately below)	—	—	415,770	126,238	(36,793)	505,215
Depreciation, depletion, amortization and accretion	—	257	100,432	21,988	—	122,677
General and administrative expenses	530	39,247	107,954	35,156	(127)	182,760

Gain on sale of business	—	—	8,558	—	—	8,558

Income (loss) from operations	(530)	(39,504)	170,277	(7,550)	—	122,693

Other income (expense):
Interest expense, net	—	(30,060)	2,288	(1,053)	—	(28,825)
Intercompany interest income/(expense)	—	12,811	—	(12,811)	—	—
Earnings (losses) from equity-method investments, net	—	4,400	—	1,126	—	5,526

Income (loss) before income taxes	(530)	(52,353)	172,565	(20,288)	—	99,394

Income taxes	31,819	—	—	3,963	—	35,782

Net income (loss)	$(32,349)	$(52,353)	$172,565	$(24,251)	$—	$63,612

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2010
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$670,101	$153,972	$(34,706)	$789,367
Costs and expenses:
Cost of services (exclusive of items shown separately below)	—	—	364,239	99,435	(34,706)	428,968
Depreciation, depletion, amortization and accretion	—	257	87,165	17,925	—	105,347
General and administrative expenses	168	50,643	91,247	21,195	—	163,253

Income (loss) from operations	(168)	(50,900)	127,450	15,417	—	91,799

Other income (expense):
Interest income (expense), net	—	(27,333)	1,957	(1,342)	—	(26,718)
Intercompany interest income/(expense)	—	5,673	—	(5,673)	—	—
Earnings from equity-method investments, net	—	2,500	—	3,655	—	6,155

Income (loss) before income taxes	(168)	(70,060)	129,407	12,057	—	71,236

Income taxes	20,035	—	—	5,610	—	25,645

Net income (loss)	$(20,203)	$(70,060)	$129,407	$6,447	$—	$45,591

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2011
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$(32,349)	$(52,353)	$172,565	$(24,251)	$63,612
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	257	100,432	21,988	122,677
Deferred income taxes	(2,461)	—	—	1,094	(1,367)
Stock-based and performance share unit compensation expense, net	—	4,888	—	—	4,888
Retirement and deferred compensation plans expense, net	—	486	—	—	486
(Earnings) losses from equity-method investments, net	—	(2,863)	—	(1,126)	(3,989)
Amortization of debt acquisition costs and note discount	—	12,700	—	—	12,700
Gain on sale of business	—	—	(8,558)	—	(8,558)
Other reconciling items, net	—	(771)	(2,235)	—	(3,006)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	—	174	12,627	3,972	16,773
Inventory and other current assets	—	252	12,695	(2,282)	10,665
Accounts payable	—	583	(1,041)	1,410	952
Accrued expenses	(37)	(1,189)	2,111	9,724	10,609
Income taxes	6,680	—	—	(3,634)	3,046
Other, net	(71)	(2,475)	1,399	(351)	(1,498)

Net cash provided by (used in) operating activities	(28,238)	(40,311)	289,995	6,544	227,990

Cash flows from investing activities:
Payments for capital expenditures	—	(25)	(170,252)	(46,405)	(216,682)
Purchases of short-term investments, net	—	(164,130)	—	—	(164,130)
Cash proceeds from sale of business	—	—	22,349	—	22,349
Other	—	—	(6,134)	—	(6,134)
Intercompany receivables/payables	6,624	80,062	(136,722)	50,036	—

Net cash provided by (used in) investing activities	6,624	(84,093)	(290,759)	3,631	(364,597)

Cash flows from financing activities:
Net payments on revolving credit facility	—	(175,000)	—	—	(175,000)
Proceeds from long-term debt	—	500,000	—	—	500,000
Principal payments on long-term debt	—	—	—	(405)	(405)
Payment of debt acquisition costs	—	(9,363)	—	—	(9,363)
Proceeds from exercise of stock options	10,129	—	—	—	10,129
Excess tax benefit from stock-based compensation	10,262	—	—	—	10,262
Proceeds from issuance of stock through employee benefit plans	1,223	—	—	—	1,223
Other	—	(6,100)	—	(1,529)	(7,629)

Net cash provided by (used in) financing activities	21,614	309,537	—	(1,934)	329,217

Effect of exchange rate changes on cash	—	—	—	777	777

Net increase (decrease) in cash and cash equivalents	—	185,133	(764)	9,018	193,387
Cash and cash equivalents at beginning of period	—	—	5,493	45,234	50,727

Cash and cash equivalents at end of period	$—	$185,133	$4,729	$54,252	$244,114

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2010
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$(20,203)	$(70,060)	$129,407	$6,447	$45,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	257	87,165	17,925	105,347
Deferred income taxes	14,398	—	—	(651)	13,747
Stock-based and performance share unit compensation expense	—	4,385	—	—	4,385
Retirement and deferred compensation plans expense, net	—	5,461	—	—	5,461
(Earnings) losses from equity-method investments, net	—	5,100	—	(2,592)	2,508
Amortization of debt acquisition costs	—	11,731	—	—	11,731
Other, net	—	372	(2,157)	—	(1,785)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Receivables	—	4	(25,064)	(11,825)	(36,885)
Inventory and other current assets	—	165	73,900	(614)	73,451
Accounts payable	—	(197)	6,617	2,344	8,764
Accrued expenses	(4)	1,454	1,334	721	3,505
Income taxes	10,318	—	—	1,252	11,570
Other, net	(1,097)	(2,671)	14,258	(821)	9,669

Net cash provided by operating activities	3,412	(43,999)	285,460	12,186	257,059

Cash flows from investing activities:
Payments for capital expenditures	—	—	(96,247)	(51,568)	(147,815)
Acquisitions of businesses, net of cash acquired	—	—	(1,000)	(206,772)	(207,772)
Other	—	963	(5,888)	(252)	(5,177)
Intercompany receivables/payables	(4,971)	(90,606)	(183,678)	279,255	—

Net cash provided by (used in) investing activities	(4,971)	(89,643)	(286,813)	20,663	(360,764)

Cash flows from financing activities:
Net payments on revolving credit facility	—	(37,400)	—	—	(37,400)
Principal payments on long-term debt	—	—	—	(405)	(405)
Proceeds from exercise of stock options	342	—	—	—	342
Tax benefit from exercise of stock options	163	—	—	—	163
Proceeds from issuance of stock through employee benefit plans	1,054	—	—	—	1,054
Other	—	—	—	(1,314)	(1,314)

Net cash provided by (used in) financing activities	1,559	(37,400)	—	(1,719)	(37,560)

Effect of exchange rate changes on cash	—	—	—	(1,191)	(1,191)

Net increase (decrease) in cash and cash equivalents	—	(171,042)	(1,353)	29,939	(142,456)
Cash and cash equivalents at beginning of period	—	171,903	4,871	29,731	206,505

Cash and cash equivalents at end of period	$—	$861	$3,518	$59,670	$64,049

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current market and industry conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to the lingering impact on exploration and production activities in the United States coastal waters following the Deepwater Horizon incident; risks associated with the uncertainty of macroeconomic and business conditions worldwide; the cyclical nature and volatility of the oil and gas industry, including the level of offshore exploration, production and development activity and the volatility of oil and gas prices; changes in competitive factors affecting our operations; political, economic and other risks and uncertainties associated with international operations; the seasonality of the offshore industry in the Gulf of Mexico; the potential shortage of skilled workers; our dependence on certain customers; the risks inherent in long-term fixed-price contracts; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; risks inherent in acquiring businesses; and the effect of regulatory programs and environmental matters on our performance. These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, including for example the market prices of oil and natural gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, during the quarter, we may make changes to our business plans that could or will affect our results for the quarter. We do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
Executive Summary
During the second quarter of 2011, revenue was $510.8 million, a quarterly record, and income from operations was $86.1 million, net income was $48.1 million and diluted earnings per share were $0.59. Included in the results for the three months ended June 30, 2011 was a pre-tax gain of $5.9 million from the sale of liftboats.
Our financial performance improved significantly as compared with the first quarter of 2011 due to record revenue in the U.S. land market and international market areas coupled with seasonal increases in demand for shallow water Gulf of Mexico intervention services and the modest resumption of drilling in the deepwater Gulf of Mexico. Our U.S. land revenue was approximately $198 million, an 11% sequential increase as compared with a 6% increase in the average number of drilling rigs working in the U.S. land market during the period. International revenue increased 33% sequentially to approximately $138 million, and Gulf of Mexico revenue increased sequentially 33% to approximately $175 million.
Subsea and well enhancement segment revenue was $336.0 million, a 28% increase from the first quarter of 2011, and income from operations was $50.9 million, a 363% increase from the first quarter of 2011. Our Gulf of Mexico revenue from this segment increased 32% to approximately $111 million sequentially with some of the largest increases coming from completion services and intervention services such as coiled tubing, wireline and snubbing. We benefitted from seasonal factors, including improved weather, as well as the resumption of deepwater completion activity. International revenue was approximately $94 million, which represents a sequential increase of 52%. We experienced much higher utilization for vessels performing subsea inspection, repair and maintenance work. In addition, we had large increases in pressure control-related projects and snubbing services. U.S. land revenue increased 13% sequentially to approximately $131 million. Our coiled tubing business grew another 10% during the quarter. We also experienced increases in pressure control, wireline and remedial pumping services. Income from operations as a percentage of revenue increased to 15.1% from 4.2% in the first quarter of 2011 due to the sharp revenue increase.
In our drilling products and services segment, revenue was $149.2 million, a 16% increase as compared with the first quarter of 2011, and income from operations was $29.7 million, a 37% increase from the first quarter of 2011. Gulf of Mexico revenue increased 53% to approximately $39 million from the first quarter of 2011 due to an increase in the rentals of drill pipe and stabilization equipment, as the market experienced higher drilling and completion activity in both the shallow and deep water areas. U.S. land revenue increased 7% sequentially to approximately $68 million as a result of increased demand for accommodations and bottom hole assemblies. Revenue from the international market areas increased 7% sequentially to approximately $42 million primarily due to increased rentals of stabilization equipment in Brazil and premium drill pipe and accessories in Colombia. Our income from operations as a percentage of revenue increased to 19.9% from 16.9% in the first quarter of 2011.
In our marine segment, revenue increased 8% sequentially to $25.6 million. Income from operations was $5.6 million, a 44% increase over the first quarter of 2011. The second quarter 2011 income from operations includes a $5.9 million gain on the sale of four liftboats, while the first quarter 2011 income from operations includes a $2.7 million gain on the sale of three liftboats. Utilization of our liftboats increased to 70% from 57% in the first quarter of 2011 as a result of seasonal increases in demand. Cost of services as a percentage of revenue was higher due to increased repair and maintenance expenses for three liftboats. In addition, we had greater-than-anticipated downtime and inspection costs for two of our larger liftboats, which has the adverse effect of taking two highly profitable liftboats out of the fleet while incurring incremental expenses.
Comparison of the Results of Operations for the Three Months Ended June 30, 2011 and 2010
For the three months ended June 30, 2011, our revenues were $510.8 million, resulting in net income of $48.1 million, or $0.59 diluted earnings per share. Included in the results for the three months ended June 30, 2011 was a pre-tax gain of $5.9 million from the sale of liftboats. For the three months ended June 30, 2010, revenues were $424.9 million and net income was $24.1 million, or $0.30 diluted earnings per share. Included in the results for the three months ended June 30, 2010 were pre-tax management transition expenses of $16.4 million. Revenues for the three months ended June 30, 2011 were higher in the subsea and well enhancement segment due to the prior year acquisition of Superior Completion Services coupled with increases in demand for subsea inspection, repair and maintenance services and intervention services such as coiled tubing, wireline and snubbing, specifically in the U.S. land market area. Revenue also increased in the drilling products and services segment primarily due to increased demand for premium drill pipe, stabilization equipment and accommodation units. During the three months ended June 30, 2011, revenue in our marine segment increased as our 265-foot class liftboats, taken out of service for repairs in the fourth quarter of 2009, returned to work in the fourth quarter of 2010.
The following table compares our operating results for the three months ended June 30, 2011 and 2010 (in thousands). Cost of services excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue			Cost of Services
	2011	2010	Change	2011	%	2010	%	Change
Subsea and Well Enhancement	$336,037	$284,352	$51,685	$194,307	58%	$167,875	59%	$26,432
Drilling Products and Services	149,167	121,337	27,830	56,627	38%	43,759	36%	12,868
Marine	25,602	19,167	6,435	20,436	80%	18,282	95%	2,154

Total	$510,806	$424,856	$85,950	$271,370	53%	$229,916	54%	$41,454

The following provides a discussion of our results on a segment basis:
Subsea and Well Enhancement Segment
Revenue from our subsea and well enhancement segment was $336.0 million for the three months ended June 30, 2011, as compared with $284.4 million for the same period in 2010. The cost of services percentage decreased slightly to 58% of segment revenue for the three months ended June 30, 2011 from 59% for the same period in 2010. This segment’s revenue increase is attributable to increased activity in both the U.S. land market area and international market areas. Revenue from our U.S. land market area increased approximately 55% as demand increased for most of the product service lines in this segment with some of the largest increases coming from coiled tubing, wireline and well control services. Revenue from our international market areas increased approximately 32% primarily due to increases in well control services and subsea inspection, repair and maintenance activity. Revenue from our Gulf of Mexico market area decreased approximately 14% as much of the work we performed supporting response efforts on the Macondo oil spill concluded in the early part of the fourth quarter 2010. Additionally, our large-scale decommissioning project was completed in the third quarter of 2010, pending certain regulatory approvals. This decrease was partially offset by increased coiled tubing, wireline and hydraulic workover and snubbing services as well as the acquisition of Superior Completion Services, which offers completion tools and stimulation services.
Drilling Products and Services Segment
Revenue from our drilling products and services segment for the three months ended June 30, 2011 was $149.2 million, as compared to $121.3 million for the same period in 2010. Cost of rentals and sales as a percentage of revenue increased to 38% of segment revenue for the three months ended June 30, 2011 from 36% for the same period in 2010. Revenue in our U.S. land market area increased approximately 90% for the three month period ended June 30, 2011 over the same period in 2010. The increase in revenue for this geographic market area is primarily related to an increase in rentals of accommodation units, stabilization equipment and specialty tubulars. Revenue generated from our international market areas increased approximately 8% for the quarter ended June 30, 2011 as compared to the same period in 2010 primarily due to an increase in demand for premium drill pipe. Revenue from our Gulf of Mexico market area decreased approximately 15% due to a sharp decline in deepwater drilling activities following the Macondo oil spill and the subsequent drilling moratorium, which was lifted during the fourth quarter of 2010.
Marine Segment
Our marine segment revenue for the three months ended June 30, 2011 was $25.6 million, a 34% increase over the same period in 2010. Our cost of services percentage decreased to 80% of segment revenue for the three months ended June 30, 2011 from 95% for the same period in 2010 primarily due to the increase in revenue from our 265-foot class fleet, which typically generates our highest dayrates. These vessels returned to service in the fourth quarter of 2010. Due to the high fixed cost nature of this segment, cost of services does not fluctuate proportionately with revenue. The fleet’s average utilization increased to approximately 70% for the second quarter of 2011 from 62% in the same period in 2010. Additionally, the fleet’s average dayrate increased to approximately $16,900 for the second quarter of 2011 from $12,500 in the same period in 2010.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $63.3 million in the three months ended June 30, 2011 from $54.3 million for the same period in 2010. Depreciation, depletion, amortization and accretion expense related to our subsea and well enhancement segment for the three months ended June 30, 2011 increased approximately $4.4 million, or 19%, from the same period in 2010. This increase is primarily due to the acquisition of Superior Completion Services, along with 2010 and 2011 capital expenditures. Depreciation and amortization expense also increased within our drilling products and services segment by $4.4 million, or 16%, from the same period in 2010 due to 2010 and 2011 capital expenditures.
General and Administrative Expenses
General and administrative expenses increased to $95.9 million for the three months ended June 30, 2011 from $92.5 million for the same period in 2010, which included pre-tax management transition expenses of $16.4 million. The increase is primarily related to our acquisition of Superior Completion Services, increased compensation based on improved performance and additional infrastructure to support our growth strategy.

Comparison of the Results of Operations for the Six Months Ended June 30, 2011 and 2010
For the six months ended June 30, 2011, our revenues were $924.8 million, resulting in net income of $63.6 million, or $0.79 diluted earnings per share. Included in the results for the six months ended June 30, 2011 was a pre-tax gain of $8.6 million from the sale of seven liftboats. For the six months ended June 30, 2010, revenues were $789.4 million and net income was $45.6 million, or $0.57 diluted earnings per share. Included in the results for the six months ended June 30, 2010 were pre-tax management transition expenses of $16.4 million.
Revenues for the six months ended June 30, 2011 were higher in the subsea and well enhancement segment due to the prior year acquisitions coupled with increases in demand for intervention services such as coiled tubing, wireline and snubbing, specifically in the U.S. land market area. Revenue also increased in the drilling products and services segment primarily due to increased demand for stabilization equipment and accommodation units in our U.S. land market area. During the six months ended June 30, 2011, revenue in our marine segment increased as our 265-foot class liftboats, taken out of service for repairs in the fourth quarter of 2009, returned to work in the fourth quarter of 2010.
The following table compares our operating results for the six months ended June 30, 2011 and 2010 (in thousands). Cost of services excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue			Cost of Services
	2011	2010	Change	2011	%	2010	%	Change
Subsea and Well Enhancement	$598,082	$517,118	$80,964	$364,975	61%	$310,744	60%	$54,231
Drilling Products and Services	277,437	235,614	41,823	103,324	37%	83,854	36%	19,470
Marine	49,268	36,635	12,633	36,916	75%	34,370	94%	2,546

Total	$924,787	$789,367	$135,420	$505,215	55%	$428,968	54%	$76,247

The following provides a discussion of our results on a segment basis:
Subsea and Well Enhancement Segment
Revenue from our subsea and well enhancement segment was $598.1 million for the six months ended June 30, 2011, as compared with $517.1 million for the same period in 2010. Cost of services remained relatively constant at 61% of segment revenue for the six months ended June 30, 2011 as compared to the same period in 2010. This segment’s revenue increase is attributable to increased activity in both the U.S. land market area and international market areas. Revenue from our U.S. land market area increased approximately 64% as demand increased for most of the product service lines in this segment, with some of the largest increases coming from coiled tubing, wireline and well control services. Revenue from our international market areas increased approximately 14% primarily due to increases in well control services and inspection, repair and maintenance activity. Revenue from our Gulf of Mexico market area decreased approximately 15% as much of the work we performed supporting response efforts on the Macondo oil spill concluded in the early part of the fourth quarter 2010. Additionally, our large-scale decommissioning project was completed in the third quarter of 2010, pending certain regulatory approvals. This decrease was partially offset by increased coiled tubing, wireline and hydraulic workover and snubbing services as well as our acquisition of Superior Completion Services, which offers completion tools and stimulation services.
Drilling Products and Services Segment
Revenue from our drilling products and services segment for the six months ended June 30, 2011 was $277.4 million, as compared to $235.6 million for the same period in 2010. Cost of rentals and sales as a percentage of revenue remained relatively constant at 37% of segment revenue for the six months ended June 30, 2011 as compared to the same period in 2010. Revenue in our U.S. land market area more than doubled for the six month period ended June 30, 2011 over the same period in 2010. The increase in revenue for the U.S. land market area is primarily related to an increase in rentals of accommodation units and stabilization equipment. Revenue generated from our international market areas increased approximately 4% for the quarter ended June 30, 2011 as compared to the same period in 2010 due to an increase in demand for premium drill pipe. Revenue from our Gulf of Mexico market area decreased approximately 31% due to a sharp decline in deepwater drilling activities following the Macondo oil spill and the subsequent drilling moratorium, which was lifted during the fourth quarter of 2010.
Marine Segment
Our marine segment revenue for the six months ended June 30, 2011 was $49.3 million, a 34% increase over the same period in 2010. Our cost of services as a percentage of revenue decreased to 75% of segment revenue for the six months ended June 30, 2011 from 94% for the same period in 2010 primarily due to the increase in revenue from our 265-foot class fleet, which typically generates our highest dayrates. These vessels returned to service in the fourth quarter of 2010. Due to the high fixed cost nature of this segment, cost of services does not fluctuate proportionately with revenue. The fleet’s average utilization increased to approximately 63% for the first half of 2011 from 51% in the same period in 2010. Additionally, the fleet’s average dayrate increased to approximately $16,500 for the first half of 2011 from $13,500 in the same period in 2010.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $122.7 million in the six months ended June 30, 2011 from $105.3 million for the same period in 2010. Depreciation, depletion, amortization and accretion expense related to our subsea and well enhancement segment for the six months ended June 30, 2011 increased approximately $9.7 million, or 22%, from the same period in 2010. This increase is primarily due to the acquisitions of Superior Completion Services and Hallin, along with 2010 and 2011 capital expenditures. Depreciation and amortization expense for the six months ended June 30, 2011 increased within our drilling products and services segment by $6.7 million, or 12%, from the same period in 2010 due to 2010 and 2011 capital expenditures.
General and Administrative Expenses
General and administrative expenses increased to $182.8 million for the six months ended June 30, 2011 from $163.3 million for the same period in 2010, which included pre-tax management transition expenses of $16.4 million. The increase is primarily related to our acquisition of Superior Completion Services, increased compensation based on improved performance and additional infrastructure to support our growth strategy.
Liquidity and Capital Resources
In the six months ended June 30, 2011, we generated net cash from operating activities of $228.0 million as compared to $257.1 million in the same period of 2010. Our primary liquidity needs are for working capital and to fund capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under our revolving credit facility. We had cash and cash equivalents of $244.1 million at June 30, 2011 compared to $50.7 million at December 31, 2010. The increase in cash is primarily due to the recent offering of our $500 million of 6 3/8% unsecured senior notes. At June 30, 2011, approximately $53.7 million of our cash balance was held outside the United States. Cash balances held in foreign jurisdictions could be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. The Company has not provided United States income tax expense on earnings of its foreign subsidiaries because it expects to reinvest the undistributed earnings indefinitely.
Additionally, we had $164.2 million in short-term investments as of June 30, 2011. These funds are invested in mutual funds and U.S. Treasury bills, notes and repurchase agreements that are issued or guaranteed by the U.S. government. Included in cash and equivalents at June 30, 2011 is approximately $145.9 million that has been segregated and dedicated to partially fund the redemption of all our $400.0 million aggregate principal amount of our 1.50% senior exchangeable notes due 2026. As such, we had $310.1 million at June 30, 2011 available for the redemption of our 1.50% senior exchangeable notes, which become redeemable at our election on December 15, 2011 at a redemption price of 100% of the principal amount of the notes outstanding.
We spent $216.7 million of cash on capital expenditures during the six months ended June 30, 2011. Approximately $96.6 million was used to expand and maintain our drilling products and services equipment inventory and approximately $118.6 million was used to expand and maintain the asset base of our subsea and well enhancement segment. Approximately one quarter of the capital expenditures within our subsea and well enhancement segment was related to the construction of our compact semi-submersible vessel, which is expected to be delivered in 2012.
We have a $400 million revolving credit facility, with the right, at our option and subject to certain conditions, to increase the borrowing capacity of the facility to $550 million. Any amounts outstanding under the revolving credit facility are due on July 20, 2014. At June 30, 2011, we had no amounts outstanding under the revolving credit facility, but we had approximately $6.9 million of letters of credit outstanding, which reduce our borrowing capacity under the revolving credit facility. Borrowings under the revolving credit facility bear interest at LIBOR plus margins that depend on our leverage ratio. At July 28, 2011, we had no amounts outstanding under the revolving credit facility, and we had approximately $8.0 million of letters of credit outstanding. Indebtedness under the revolving credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries. The revolving credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness.
At June 30, 2011, we had outstanding $13.0 million in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on June 3rd and December 3rd of each year through the maturity date of June 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements.
We have outstanding $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the 6 7/8% senior notes requires semi-annual interest payments on June 1st and December 1st of each year through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions.
In April 2011, we issued $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. We intend to use a portion of the net proceeds of this offering to redeem, on or about December 15, 2011, all of our outstanding $400 million senior exchangeable notes due 2026. The additional $100 million is available for general corporate purposes. Pending application of the remaining proceeds to the redemption of our senior exchangeable notes, we used a portion to pay down all amounts outstanding on our revolving credit facility and invested the remaining proceeds in securities issued or guaranteed by the U.S. government.
As noted above, we currently have outstanding $400 million of our 1.50% unsecured senior exchangeable notes due 2026. The senior exchangeable notes bear interest at a rate of 1.50% per annum and decrease to 1.25% per annum on December 15, 2011. Interest on the senior exchangeable notes is payable semi-annually in arrears on December 15th and June 15th of each year through the maturity date of December 15, 2026. The senior exchangeable notes do not contain any restrictive financial covenants. Following completion of the offering of the $500 million notes in April 2011, we classified the $400 million of our senior exchangeable notes as current debt at June 30, 2011.
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
In connection with the issuance of the exchangeable notes, we entered into agreements with affiliates of the initial purchasers to purchase call options and sell warrants on our common stock. We may exercise the call options we purchased at any time to acquire approximately 8.8 million shares of our common stock at a strike price of $45.58 per share. The owners of the warrants may exercise the warrants to purchase from us approximately 8.8 million shares of our common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may, at our option, be settled in cash, in common stock or in a combination of cash and common stock. These transactions may potentially reduce the dilution of our common stock from the exchange of the notes by increasing the effective exchange price to $59.42 per share. Lehman Brothers OTC Derivatives, Inc. (LBOTC) is the counterparty to 50% of our call option and warrant transactions. In October 2008, LBOTC filed for bankruptcy protection. We continue to carefully monitor the developments affecting LBOTC. Although we may not retain the benefit of the call option due to LBOTC’s bankruptcy, we do not expect that there will be a material impact, if any, on the financial statements or results of operations. The call option and warrant transactions described above do not affect the terms of the outstanding exchangeable notes.
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
The following table summarizes our projected contractual cash obligations and commercial commitments at June 30, 2011 (amounts in thousands). We do not have any other material obligations or commitments.

	Remaining
	Six
	Months
Description	2011	2012	2013	2014	2015	2016	Thereafter

Long-term debt, including estimated interest payments	$430,338	$54,106	$54,054	$343,689	$33,324	$33,272	$591,195
Capital lease obligations, including estimated interest payments	3,113	6,225	6,225	6,225	6,225	6,225	12,969
Decommissioning liabilities	17,172	3,248	8,121	7,124	1,319	3,714	80,354
Operating leases	7,470	11,640	8,455	6,362	4,213	2,955	17,843
Vessel construction	29,834	14,917	—	—	—	—	—
Other long-term liabilities	—	10,882	18,255	16,723	7,536	9,388	27,713

Total	$487,927	$101,018	$95,110	$380,123	$52,617	$55,554	$730,074

We currently believe that we will spend approximately $270 million to $280 million on capital expenditures, excluding acquisitions, during the remaining six months of 2011. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
In May 2010, we signed a contract for construction of a compact semi-submersible vessel. This vessel is designed for both shallow and deepwater conditions and will be capable of performing subsea construction, inspection, repairs and maintenance work, as well as subsea light well intervention and abandonment work. This vessel is expected to be completed in the second half of 2012.

We intend to continue implementing our growth strategy of increasing our scope of services through both internal growth and strategic acquisitions. We expect to continue to make the capital expenditures required to implement our growth strategy in amounts consistent with the amount of cash generated from operating activities, the availability of additional financing and our revolving credit facility. Depending on the size of any future acquisitions, we may require additional equity or debt financing in excess of our current working capital and amounts available under our revolving credit facility.
Off-Balance Sheet Financing Arrangements
We have no off-balance sheet financing arrangements other than potential additional consideration that may be payable as a result of the future operating performances of certain acquisitions. At June 30, 2011, the maximum additional consideration payable for these acquisitions was approximately $4.0 million. Since these acquisitions occurred before we adopted the revised authoritative guidance for business combinations, these amounts are not classified as liabilities and are not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.
Hedging Activities
In an effort to achieve a more balanced debt portfolio by targeting an overall desired position of fixed and floating rates, we entered into an interest rate swap in March 2010 whereby we are entitled to receive semi-annual interest payments at a fixed rate of 6 7/8% per annum and obligated to make quarterly interest payments at a variable rate. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. At June 30, 2011 and December 31, 2010, we had fixed-rate interest on approximately 88% and 63%, respectively, of our long-term debt. As of June 30, 2011, we had $150 million of long-term debt with a variable interest rate, which is adjusted every 90 days, based on LIBOR plus a fixed margin.
From time to time, we enter into forward foreign exchange contracts to mitigate the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. As of June 30, 2011, we had no outstanding foreign currency forward contracts.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk from changes in foreign currency exchange, interest rates, equity prices, and oil and gas prices as discussed below.
Foreign Currency Exchange Rates
Because we operate in a number of countries throughout the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for our international operations, other than certain operations in the United Kingdom and Europe, is the U.S. dollar, but a portion of the revenues from our international operations is paid in foreign currencies. The effects of foreign currency fluctuations are partly mitigated because local expenses of such international operations are also generally denominated in the same currency. We continually monitor the currency exchange risks associated with all contracts not denominated in the U.S. dollar. Any gains or losses associated with such fluctuations have not been material.
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
When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. As of June 30, 2011, we had no outstanding foreign currency forward contracts.

Interest Rate Risk
At June 30, 2011, our debt (exclusive of discounts), was comprised of the following (in thousands):

	Fixed	Variable
	Rate Debt	Rate Debt
Revolving credit facility due 2014	$—	$—
6.875% Senior notes due 2014 *	150,000	150,000
6.375% Senior notes due 2019	500,000	—
1.50% Senior exchangeable notes due 2026	400,000	—
U.S. Government guaranteed long-term financing due 2027	12,951	—

Total Debt	$1,062,951	$150,000

(*)	In March 2010, we entered into an interest rate swap agreement for a notional amount of $150 million, whereby we are entitled to receive semi-annual interest payments at a fixed rate of 6 7/8% per annum and are obligated to make quarterly interest payments at a variable rate. The variable interest rate, which is adjusted every 90 days, is based on LIBOR plus a fixed margin.
Based on the amount of this debt outstanding at June 30, 2011, a 10% increase in the variable interest rate would have increased our interest expense for the six months ended June 30, 2011 by approximately $0.4 million, while a 10% decrease would have decreased our interest expense by approximately $0.4 million.
Equity Price Risk
We have $400 million of 1.50% unsecured senior exchangeable notes due 2026. The notes are, subject to the occurrence of specified conditions, exchangeable for our common stock initially at an exchange price of $45.58 per share, which would result in an aggregate of approximately 8.8 million shares of common stock being issued upon exchange. As previously stated, we intend to use a portion of the net proceeds from our recent issuance of $500 million of 6 3/8% unsecured senior notes to redeem, on or about December 15, 2011, all of the outstanding $400 million senior exchangeable notes.
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
We also have agreements with affiliates of the initial purchasers of the exchangeable notes to purchase call options and sell warrants of our common stock. We may exercise the call options at any time to acquire approximately 8.8 million shares of our common stock at a strike price of $45.58 per share. The owners of the warrants may exercise their warrants to purchase from us approximately 8.8 million shares of our common stock at a price of $59.42 per share, subject to certain anti-dilution and other customary adjustments. The warrants may be settled, at our option, in cash, in shares or in a combination of cash and shares. Lehman Brothers OTC Derivatives, Inc. (LBOTC) is the counterparty to 50% of our call option and warrant transactions. We continue to carefully monitor the developments affecting LBOTC. Although we may not be able to retain the benefit of the call option due to LBOTC’s bankruptcy, we do not expect that there will be a material impact, if any, on the financial statements or results of operations. The call option and warrant transactions described above do not affect the terms of the outstanding exchangeable notes.

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
Item 4. Controls and Procedures
a.	Evaluation of disclosure control and procedures. As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b.	Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total Number		Part of Publicly	May Yet be
	of Shares		Announced	Purchased
	Purchased	Average Price	Plan	Under the Plan
Period	(1)	Paid per Share	(2)	(2)
April 1 - 30, 2011	7,151	$37.80	—	$350,000,000
May 1 - 31, 2011	—	$—	—	$350,000,000
June 1 - 30, 2011	—	$—	—	$350,000,000
April 1, 2011 through June 30, 2011	7,151	$37.80	—	$350,000,000

(1)	Through our stock incentive plans, 7,151 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock.

(2)	In December 2009, our Board of Directors approved a $350 million share repurchase program that expires on December 31, 2011. Under this program, we can repurchase shares through open market transactions at prices deemed appropriate by management. There was no common stock repurchased and retired under this program during the quarter ended June 30, 2011.

Item 6. Exhibits
(a) The following exhibits are filed with this Form 10-Q:

3.1	Composite Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 7, 2009).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 5, 2011).

4.1	Indenture, dated as of April 27, 2011, among Superior Energy Services, Inc., SESI, L.L.C., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 27, 2011).

4.2	Supplemental Indenture, dated as of April 27, 2011, among Superior Energy Services, Inc., SESI, L.L.C., Superior Energy Services Colombia, L.L.C., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. in connection with the December 12, 2006 Indenture (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed on April 27, 2011).

4.3	Supplemental Indenture, dated as of April 27, 2011, among Superior Energy Services, Inc., SESI, L.L.C., Superior Energy Services Colombia, L.L.C., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. in connection with the May 22, 2006 Indenture (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed on April 27, 2011).

10.1^	Superior Energy Services, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 26, 2011).

10.2	Second Amendment to Second Amended and Restated Credit Agreement dated as of April 20, 2011, among Superior Energy Services, Inc., SESI, L.L.C., JPMorgan Chase Bank, N.A., and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 20, 2011).

10.3	Purchase Agreement dated as of April 20, 2011, by and among SESI, L.L.C., Superior Energy Services, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC, as representative of the several initial purchasers named in Schedule 1 thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 26, 2011).

10.4	Registration Rights Agreement, dated April 27, 2011, by and among SESI, L.L.C., Superior Energy Services, Inc., the subsidiary guarantors party thereto and J.P. Morgan Securities LLC as representative of the several initial purchasers (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 27, 2011).

31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this Form 10-Q

**	Furnished with Form 10-Q

^	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: August 5, 2011	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)