Form 10-Q
period 2011-09-30
SUPERIOR ENERGY SERVICES INC
filed 2011-11-08
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding on October 31, 2011 was 79,861,071.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Quarterly Report on Form 10-Q for
the Quarterly Period Ended September 30, 2011

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36
Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 6. Exhibits	38
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(in thousands, except share data)

	9/30/2011	12/31/2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$210,181	$50,727
Short-term investments	223,592	—
Accounts receivable, net of allowance for doubtful accounts of $ 22,418 and $22,618 at September 30, 2011 and December 31, 2010, respectively	481,921	452,450
Prepaid expenses	35,651	25,828
Inventory and other current assets	220,037	235,047

Total current assets	1,171,382	764,052

Property, plant and equipment, net of accumulated depreciation and depletion of $914,570 and $771,602 at September 30, 2011 and December 31, 2010, respectively	1,440,852	1,313,150
Goodwill	591,715	588,000
Notes receivable	72,406	69,026
Equity-method investments	71,506	59,322
Intangible and other long-term assets, net of accumulated amortization of $28,223 and $22,065 at September 30, 2011 and December 31, 2010, respectively	135,881	113,983

Total assets	$3,483,742	$2,907,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,073	$110,276
Accrued expenses	198,795	162,044
Income taxes payable	7,087	2,475
Deferred income taxes	12,214	29,353
Current portion of decommissioning liabilities	17,090	16,929
Current maturities of long-term debt	396,433	184,810

Total current liabilities	749,692	505,887

Deferred income taxes	269,802	223,936
Decommissioning liabilities	105,372	100,787
Long-term debt, net	810,337	681,635
Other long-term liabilities	113,348	114,737

Stockholders’ equity:
Preferred stock of $.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $.001 par value. Authorized, 125,000,000 shares; issued and outstanding 79,854,301 shares at September 30, 2011 and 78,951,053 shares at December 31, 2010	80	79
Additional paid in capital	444,186	415,278
Accumulated other comprehensive loss, net	(23,161)	(25,700)
Retained earnings	1,014,086	890,894

Total stockholders’ equity	1,435,191	1,280,551

Total liabilities and stockholders’ equity	$3,483,742	$2,907,533

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2011 and 2010
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	2011	2010	2011	2010
Revenues	$565,342	$435,353	$1,490,129	$1,224,720

Costs and expenses:
Cost of services (exclusive of items shown separately below)	301,065	232,308	806,280	661,276
Depreciation, depletion, amortization and accretion	64,875	56,805	187,552	162,152
General and administrative expenses	95,391	84,912	278,151	248,165
Gain on sale of businesses	—	—	8,558	—

Income from operations	104,011	61,328	226,704	153,127
Other income (expense):
Interest expense, net	(19,115)	(12,456)	(47,940)	(39,174)
Earnings from equity-method investments, net	8,198	3,030	13,724	9,185

Income before income taxes	93,094	51,902	192,488	123,138
Income taxes	33,514	18,685	69,296	44,330

Net income	$59,580	$33,217	$123,192	$78,808

Basic earnings per share	$0.75	$0.42	$1.55	$1.00

Diluted earnings per share	$0.73	$0.42	$1.52	$0.99

Weighted average common shares used in computing earnings per share:
Basic	79,836	78,797	79,537	78,683
Incremental common shares from stock-based compensation	1,418	925	1,588	890

Diluted	81,254	79,722	81,125	79,573

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010
(in thousands)
(unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$123,192	$78,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	187,552	162,152
Deferred income taxes	38,900	1,282
Excess tax benefit from stock-based compensation	(10,262)	(195)
Stock-based and performance share unit compensation expense	10,273	18,347
Retirement and deferred compensation plans expense	1,994	5,035
(Earnings)/losses from equity-method investments, net of cash received	(12,187)	416
Amortization of debt acquisition costs and note discount	19,333	17,857
Gain on sale of businesses	(8,558)	—
Other reconciling items, net	(4,659)	(3,743)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(28,599)	(131,504)
Inventory and other current assets	11,415	118,619
Accounts payable	3,064	(1,547)
Accrued expenses	27,207	21,710
Income taxes	777	36,482
Other, net	2,683	13,031

Net cash provided by operating activities	362,125	336,750

Cash flows from investing activities:
Payments for capital expenditures	(329,229)	(238,812)
Purchases of short-term investments, net	(223,491)	—
Acquisitions of businesses, net of cash acquired	(748)	(262,048)
Cash proceeds from sale of businesses	22,349	—
Other, net	(720)	(6,269)

Net cash used in investing activities	(531,839)	(507,129)

Cash flows from financing activities:
Net (payments)/borrowings on revolving credit facility	(175,000)	16,500
Proceeds from long-term debt	500,000	—
Principal payments on long-term debt	(405)	(405)
Payment of debt acquisition costs	(9,558)	(5,164)
Proceeds from exercise of stock options	10,211	396
Excess tax benefit from stock-based compensation	10,262	195
Proceeds from issuance of stock through employee benefit plans	1,702	1,505
Other	(8,453)	(2,100)

Net cash provided by financing activities	328,759	10,927

Effect of exchange rate changes on cash	409	328

Net increase (decrease) in cash and cash equivalents	159,454	(159,124)
Cash and cash equivalents at beginning of period	50,727	206,505

Cash and cash equivalents at end of period	$210,181	$47,381

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2011
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
The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and nine months ended September 30, 2011 and 2010 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2011 presentation.
(2) Acquisitions
In September 2011, the Company acquired 100% equity interest in a pressure pumping company based in Brazil in order to expand the breadth of services offered in Brazil. The Company paid approximately $0.5 million at closing, with an additional $5.8 million payable after the settlement of certain liabilities and administrative formalities. Identifiable intangible assets include goodwill of $3.6 million, all of which was assigned to the Company’s subsea and well enhancement segment.
In August 2010, the Company acquired certain assets (operating as Superior Completion Services) from subsidiaries of Baker Hughes Incorporated (Baker Hughes) for approximately $54.3 million. The assets purchased were used in Baker Hughes’ Gulf of Mexico stimulation and sand control business.
In January 2010, the Company acquired 100% of the equity interest of Hallin Marine Subsea International Plc (Hallin) for approximately $162.3 million. Additionally, the Company repaid approximately $55.5 million of Hallin’s debt. Hallin is an international provider of integrated subsea services and engineering solutions, focused on installing, maintaining and extending the life of subsea wells. Hallin operates in international offshore oil and gas markets with offices and facilities located in Singapore, Indonesia, Australia, Scotland and the United States. Hallin is the lessee of a dynamically positioned subsea vessel under a capital lease expiring in 2019 with a 2 year renewal option. Hallin owns a 5% equity interest in the lessor of this vessel. The lessor’s debt related to this vessel is non-recourse to the Company. The asset and liability under this capital lease are recorded at the present value of the lease payments. Included in other long-term liabilities at September 30, 2011 and December 31, 2010 is $30.4 million and $33.0 million, respectively, related to the obligations under this capital lease.
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
The Company has no off-balance sheet financing arrangements other than potential additional consideration that may be payable as a result of the future operating performance of certain acquired businesses. At September 30, 2011, the maximum additional consideration payable was approximately $4.0 million and will be determined and payable through 2012. Since these acquisitions occurred before the Company adopted the revised authoritative guidance for business combinations, these amounts are not classified as liabilities and are not reflected in the

Company’s condensed consolidated financial statements until the amounts are fixed and determinable. When these amounts are determined, they will be capitalized as part of the purchase price of the related acquisition.
(3) Long-Term Contracts
In 2010, Wild Well acquired 100% ownership of Shell Offshore, Inc.’s Gulf of Mexico Bullwinkle platform and its related assets, and assumed the related decommissioning obligations. In connection with the subsequent conveyance to DOR of an undivided 49% interest in these assets and the related well plugging and abandonment obligation, DOR will pay Wild Well to extinguish its portion of the well plugging and abandonment obligation, limited to the fair value of the obligation at the time of acquisition. As part of the asset purchase agreement with Shell Offshore, Inc., Wild Well was required to obtain a $50.0 million performance bond, as well as fund $50.0 million into an escrow account. Included in intangible and other long-term assets, net is escrowed cash of $50.2 million and $33.0 million at September 30, 2011 and December 31, 2010, respectively. Included in other long-term liabilities is deferred revenue of $24.6 million and $16.2 million at September 30, 2011 and December 31, 2010, respectively (see note 2).
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
In December 2007, Wild Well entered into contractual arrangements pursuant to which it decommissioned seven downed oil and gas platforms and related well facilities located offshore in the Gulf of Mexico for a fixed sum of $750 million, which is payable in installments upon the completion of specified portions of work. The contract contains certain covenants primarily related to Wild Well’s performance of the work. As of September 30, 2011, all work was complete, pending certain regulatory approvals. The revenue related to the contract for decommissioning these downed platforms and well facilities was recorded on the percentage-of-completion method utilizing costs incurred as a percentage of total estimated costs. At September 30, 2011 and December 31, 2010, there were $129.7 million and $144.5 million of costs and estimated earnings in excess of billings related to this contract included in other current assets.
(4) Stock-Based Compensation and Retirement Plans
The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants). Under the incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants. In connection with the transition of executive management in the nine months ended September 30, 2010, the Company issued approximately 1,019,000 non-qualified stock options, approximately 177,000 shares of restricted stock and approximately 30,000 performance share units. Additionally, vesting of certain grants was accelerated to coincide with the terms of the change in executive management.
Stock Options
The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the nine months ended September 30, 2011 and 2010 was approximately $2.5 million and $4.7 million, respectively, which is reflected in general and administrative expenses.

Restricted Stock
The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. Holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. The Company’s compensation expense related to restricted stock for the nine months ended September 30, 2011 and 2010 was approximately $4.3 million and $5.8 million, respectively, which is reflected in general and administrative expenses.
Restricted Stock Units
The Company has issued restricted stock units (RSUs) to its non-employee directors under its stock incentive plans. Annually, each non-employee director is issued a number of RSUs having an aggregate dollar value determined by the Company’s Board of Directors. An RSU represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to RSUs for the nine months ended September 30, 2011 and 2010 was approximately $0.9 million and $1.0 million, respectively, which is reflected in general and administrative expenses.
Performance Share Units
The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three year performance period associated with each PSU grant. The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.” If the participant has met specified continued service requirements, the PSUs will settle in cash or a combination of cash and up to 50% of equivalent value in the Company’s common stock, at the discretion of the compensation committee. The Company’s compensation expense related to all outstanding PSUs for the nine months ended September 30, 2011 and 2010 was approximately $2.3 million and $6.6 million, respectively, which is reflected in general and administrative expenses. The Company has recorded a current liability of approximately $3.3 million and $6.0 million at September 30, 2011 and December 31, 2010, respectively, for outstanding PSUs, which is reflected in accrued expenses. Additionally, the Company has recorded a long-term liability of approximately $6.4 million and $7.0 million at September 30, 2011 and December 31, 2010, respectively, for outstanding PSUs, which is reflected in other long-term liabilities. During the nine month period ended September 30, 2011, the Company paid approximately $2.8 million and issued approximately 67,300 shares of its common stock to settle PSUs for the performance period ended December 31, 2010. During the nine month period ended September 30, 2010, the Company paid approximately $6.4 million to its employees to settle PSUs for the performance period ending December 31, 2009.
Employee Stock Purchase Plans
The Company has employee stock purchase plans under which an aggregate of 1,250,000 shares of common stock were reserved for issuance. Under these stock purchase plans, eligible employees can purchase shares of the Company’s common stock at a discount. The Company received approximately $1.7 million and $1.5 million, and issued approximately 57,000 shares and 80,000 shares under these plans for the nine month periods ended September 30, 2011 and 2010, respectively. The Company’s compensation expense related to employee stock purchase plans for the nine months ended September 30, 2011 and 2010 was approximately $0.4 million and $0.3 million, respectively, which is reflected in general and administrative expenses.

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
Supplemental Executive Retirement Plan
The Company has a supplemental executive retirement plan (SERP). The SERP provides retirement benefits to the Company’s executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant. Under the SERP, the Company will generally make annual contributions to a retirement account based on age and years of service. The Company may also make discretionary contributions to a participant’s account. The Company recorded compensation expense of approximately $1.4 million for the nine month period ended September 30, 2011. The Company recorded compensation expense of approximately $5.4 million, inclusive of a discretionary contribution to the account of its chief operating officer in the amount of $4.7 million as part of its executive management transition, for the nine month period ended September 30, 2010. This compensation expense is recorded in general and administrative expenses in each of the respective periods.
(5) Short-Term Investments
The Company’s short-term investments totaling $223.6 million consist of U.S. treasury bills and notes that are issued by the U.S. government, all of which are accounted for as trading securities. The Company’s short-term investment amount represents a portion of the net proceeds from the Company’s April 2011 senior note issuance after repaying all of its revolving credit facility borrowings. Trading securities are recorded at fair value with the unrealized holding gains and losses included in net income. Included in interest expense, net is $0.1 million of income for the nine months ended September 30, 2011 related to these short-term investments. The Company intends to use these funds, together with $117.5 million of cash and cash equivalents that was available at September 30, 2011 to partially fund the redemption of the $400 million aggregate principal amount of the 1.50% senior exchangeable notes due 2026. The remainder will be funded by borrowings under the revolving credit facility. The 1.50% senior exchangeable notes become subject to redemption on December 15, 2011 at a redemption price of 100% of the principal amount of the notes outstanding (see note 8). On October 17, 2011, the Company issued notice to the holders of the senior exchangeable notes that it will redeem all of the senior exchangeable notes on December 15, 2011.
(6) Inventory and Other Current Assets
Inventory and other current assets includes approximately $70.8 million and $70.0 million of inventory at September 30, 2011 and December 31, 2010, respectively. Our inventory balance at September 30, 2011 consisted of approximately $30.3 million of finished goods, $1.2 million of work-in-process, $3.9 million of raw materials and $35.4 million of supplies and consumables. Our inventory balance at December 31, 2010 consisted of approximately $31.4 million of finished goods, $1.4 million of work-in-process, $2.2 million of raw materials and $35.0 million of supplies and consumables. Inventories are stated at the lower of cost or market. Cost is determined on an average cost basis for finished goods and work-in-process. Supplies and consumables consist principally of products used in our services provided to customers.
Additionally, inventory and other current assets include approximately $133.8 million and $146.9 million of costs incurred and estimated earnings in excess of billings on uncompleted contracts at September 30, 2011 and December 31, 2010, respectively. The Company follows the percentage-of-completion method of accounting for applicable contracts. Accordingly, income is recognized in the ratio that costs incurred bears to estimated total costs.

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
In March 2011, the Company contributed all of its equity interests in SPN Resources and DBH to DOH, the majority owner of both SPN Resources and DBH, in exchange for a 10% limited partnership interest in DOH. Following these contributions, DOH owns all the equity interests of SPN Resources and DBH. Prior to these contributions, the Company accounted for its equity interests in SPN Resources and DBH as separate equity-method investments. The Company’s equity interest in DOH is accounted for as an equity-method investment with a balance of approximately $69.7 million at September 30, 2011. The Company recorded income from its equity-method investment in DOH of approximately $12.4 million for the seven months ended September 30, 2011 following the contributions. Additionally, the Company received approximately $1.2 million of cash distributions from its equity-method investment in DOH for the seven month period ended September 30, 2011. The Company, where possible and at competitive rates, provides its products and services to assist DOH in producing and developing its oil and gas properties. The Company had a receivable from DOH of approximately $11.4 million at September 30, 2011. The Company also recorded revenue from DOH of approximately $31.4 million for the seven months ended September 30, 2011 following the contributions. Additionally, the Company has a receivable from DOR of approximately $5.3 million as of September 30, 2011 related to its share of oil and natural gas commodity sales and production handling arrangement fees.
The Company’s equity-method investment balance in SPN Resources was approximately $43.6 million at December 31, 2010. The Company recorded earnings from its equity-method investment in SPN Resources of approximately $0.2 million for the two months ended February 28, 2011 prior to the contributions and approximately $3.9 million for the nine months ended September 30, 2010. Additionally, the Company received approximately $8.4 million of cash distributions from its equity-method investment in SPN Resources for the nine month period ended September 30, 2010. The Company, where possible and at competitive rates, provides its products and services to assist SPN Resources in producing and developing its oil and gas properties. The Company had a receivable from SPN Resources of approximately $3.2 million at December 31, 2010. The Company also recorded revenue from SPN Resources of approximately $0.3 million for the two months ended February 28, 2011 and approximately $11.1 million for the nine months ended September 30, 2010.
The Company’s equity-method investment balance in DBH was approximately $13.8 million at December 31, 2010. During the two months ended February 28, 2011 prior to its contributions, the Company recorded earnings from its equity-method investment in DBH of approximately $0.9 million. During the nine months ended September 30, 2010, the Company recorded earnings from its equity-method investment in DBH of approximately $5.1 million. The Company, where possible and at competitive rates, provides its products and services to assist DBH in producing and developing its oil and gas properties. The Company had a receivable from DBH of approximately $1.4 million at December 31, 2010. The Company also recorded revenue from DBH of approximately $0.9 million for the two months ended February 28, 2011 and approximately $2.5 million for the nine months ended September 30, 2010.
(8) Debt
The Company has a $400 million revolving credit facility, with the right, at the Company’s option and subject to certain conditions, to increase the borrowing capacity of the facility to $550 million. Any amounts outstanding under the revolving credit facility are due on July 20, 2014. At September 30, 2011, the Company had no amounts outstanding under the revolving credit facility, but had letters of credit outstanding of approximately $9.4 million, which reduce the Company’s borrowing availability under the revolving credit facility. Amounts borrowed under the revolving credit facility bear interest at LIBOR plus margins that depend on the Company’s leverage ratio. Indebtedness under the revolving credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal domestic subsidiaries. The revolving credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At September 30, 2011, the Company was in compliance with all such covenants.
At September 30, 2011, the Company had outstanding $13.0 million in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration, for two 245-foot class liftboats. The debt bears interest at 6.45% per annum and is payable in equal semi-annual installments of $405,000 on September 3rd and December 3rd of each year through the maturity date of September 3, 2027. The Company’s obligations are secured by mortgages on the two liftboats. In accordance with the agreement, the Company is required to comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements. At September 30, 2011, the Company was in compliance with all such covenants.
The Company also has outstanding $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the 6 7/8% senior notes requires semi-annual interest payments on September 1st and December 1st of each year through the maturity date of September 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At September 30, 2011, the Company was in compliance with all such covenants.
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
The Company has outstanding $400 million of 1.50% unsecured senior exchangeable notes due 2026. Effective January 1, 2009, the Company retrospectively adopted authoritative guidance related to debt with conversion and other options, which requires the proceeds from the issuance of the 1.50% unsecured senior exchangeable notes to be allocated between a liability (issued at a discount) and an equity component. The resulting debt discount is amortized over the period the exchangeable debt is expected to be outstanding as additional non-cash interest expense. The Company used an effective interest rate of 6.89% and will amortize this debt discount through December 12, 2011. The Company has recorded an unamortized discount of $4.4 million and $19.7 million at September 30, 2011 and December 31, 2010, respectively, related to these senior exchangeable notes. The senior exchangeable notes bear interest at a rate of 1.50% per annum and decrease to 1.25% per annum on December 15, 2011. Interest on the senior exchangeable notes is payable semi-annually on December 15th and September 15th of each year through the maturity date of December 15, 2026. The senior exchangeable notes do not contain any restrictive financial covenants.
Under certain circumstances, holders may exchange the notes for shares of the Company’s common stock. The initial exchange rate is 21.9414 shares of common stock per $1,000 principal amount of notes. This is equal to an initial exchange price of $45.58 per share. The exchange price represents a 35% premium over the closing share price at the date of issuance. The notes may be exchanged under the following circumstances:
•	during any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock is greater than or equal to 135% of the applicable exchange price of the notes for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter;
•	prior to December 15, 2011, during the five business-day period after any ten consecutive trading-day period (the “measurement period”) in which the trading price of $1,000 principal amount of notes for each trading day in the measurement period was less than 95% of the product of the last reported sale price of the Company’s common stock and the exchange rate on such trading day;
•	if the notes have been called for redemption;
•	upon the occurrence of specified corporate transactions; or
•	at any time beginning on September 15, 2026, and ending at the close of business on the third business day immediately preceding the maturity date of December 15, 2026.

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
On October 17, 2011, the Company issued notice to the holders of the 1.50% senior exchangeable notes that it will redeem all of such notes on December 15, 2011 for 100% of the principal amount plus any accrued and unpaid interest. The Company intends to use its short-term investments totaling $223.6 million, together with cash on hand and borrowings under the revolving credit facility to fund the redemption of all of the outstanding senior exchangeable notes (see note 5).
As the holders of the Company’s 1.50% senior exchangeable notes have the ability to require the Company to purchase all of the notes on December 15, 2011, the entire amount of these notes would have been deemed to be a current liability at December 31, 2010. However, in accordance with accounting guidance related to classification of short-term debt that is to be refinanced, the Company utilized the amount available to it under its revolving credit facility as of December 31, 2010 of approximately $216.0 million to classify this portion as long-term under the assumption that the revolving credit facility could be used to refinance that portion of the debt. Following completion of the 6 3/8% senior note offering in April 2011, the Company classified the $400 million senior exchangeable notes as current debt at September 30, 2011.
In April 2011, the Company issued $500 million of 6 3/8% unsecured senior notes due 2019. Costs associated with the issuance of these notes were approximately $9.6 million and were capitalized and will be amortized over the term of the 6 3/8% senior notes. The Company used the net proceeds to pay down all of its outstanding borrowings under its revolving credit facility and invested a portion of the remaining proceeds in U.S. treasury bills and notes that are issued by the U.S. government. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At September 30, 2011, the Company was in compliance with all such covenants.
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
Stock options for approximately 470,000 and 2,130,000 shares for the three months ended September 30, 2011 and 2010, respectively, and approximately 190,000 and 1,610,000 shares for the nine months ended September 30, 2011 and 2010, respectively, were excluded in the computation of diluted earnings per share as the effect would have been anti-dilutive.

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
(10) Other Comprehensive Loss
The following table reconciles the change in accumulated other comprehensive loss for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Accumulated other comprehensive loss, June 30, 2011 and 2010, respectively	$(17,134)	$(31,464)

Other comprehensive income (loss):
Foreign currency translation adjustment	(6,027)	10,343

Accumulated other comprehensive loss, September 30, 2011 and 2010, respectively	$(23,161)	$(21,121)

	Nine Months Ended
	September 30,
	2011	2010
Accumulated other comprehensive loss, December 31, 2010 and 2009, respectively	$(25,700)	$(18,996

Other comprehensive income (loss):
Foreign currency translation adjustment	2,539	(2,125)

Accumulated other comprehensive loss, September 30, 2011 and 2010, respectively	$(23,161)	$(21,121)

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
The following table summarizes the activity for the Company’s decommissioning liabilities for the nine month periods ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Decommissioning liabilities, December 31, 2010 and 2009, respectively	$117,716	$—
Liabilities acquired and incurred	—	136,559
Accretion	5,038	5,361
Revision in estimated liabilities	(292)	—

Total decommissioning liabilities, September 30, 2011 and 2010, respectively	122,462	141,920
Less: current portion of decommissioning liabilities at September 30, 2011 and 2010, respectively	17,090	25,804

Long-term decommissioning liabilities, September 30, 2011 and 2010, respectively	$105,372	$116,116

(12) Notes Receivable
Notes receivable consists of a commitment from the seller of certain assets to pay the Company upon the decommissioning of the Bullwinkle platform. These notes are recorded at present value, and the related discount is amortized to interest income based on the expected timing of the platform’s removal. The Company recorded interest income of approximately $3.4 million and $3.5 million for the nine months ended September 30, 2011 and 2010, respectively.
(13) Gain on Sale of Businesses
During the nine month period ended September 30, 2011, the Company sold seven liftboats for approximately $22.3 million, net of commissions. Five of the liftboats sold were from the 145 to 155-foot class fleet, one was from the 160-foot class fleet and one was from the 200-foot class fleet. As a result of the sale of these liftboats, the Company recorded a pre-tax gain of approximately $8.6 million for the nine month period ended September 30, 2011.
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

Summarized financial information for the Company’s segments for the three and nine months ended September 30, 2011 and 2010 is shown in the following tables (in thousands):
Three Months Ended September 30, 2011

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
Revenues	$377,559	$163,456	$24,327	$—	$565,342
Cost of services
(exclusive of items shown separately below)	228,241	58,538	14,286	—	301,065
Depreciation, depletion, amortization and accretion	28,976	33,213	2,686	—	64,875
General and administrative expenses	64,812	28,676	1,903	—	95,391

Income from operations	55,530	43,029	5,452	—	104,011
Interest income (expense), net	1,248	—	—	(20,363)	(19,115)
Earnings from equity-method investments, net	—	—	—	8,198	8,198

Income (loss) before income taxes	$56,778	$43,029	$5,452	$(12,165)	$93,094

Three Months Ended September 30, 2010

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
Revenues	$289,048	$118,727	$27,578	$—	$435,353
Cost of services					—
(exclusive of items shown separately below)	170,817	46,068	15,423	—	232,308
Depreciation, depletion, amortization and accretion	25,162	28,846	2,797	—	56,805
General and administrative expenses	53,043	28,394	3,475	—	84,912

Income from operations	40,026	15,419	5,883	—	61,328
Interest income (expense), net	1,343	—	—	(13,799)	(12,456)
Earnings from equity-method investments, net	—	—	—	3,030	3,030

Income (loss) before income taxes	$41,369	$15,419	$5,883	$(10,769)	$51,902

Nine Months Ended September 30, 2011

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
Revenues	$975,641	$440,893	$73,595	$—	$1,490,129
Cost of services
(exclusive of items shown separately below)	593,216	161,862	51,202	—	806,280
Depreciation, depletion, amortization and accretion	82,773	96,220	8,559	—	187,552
General and administrative expenses	182,279	88,416	7,456	—	278,151
Gain on sale of businesses	—	—	8,558	—	8,558

Income from operations	117,373	94,395	14,936	—	226,704
Interest income (expense), net	3,483	—	—	(51,423)	(47,940)
Earnings from equity-method investments, net	—	—	—	13,724	13,724

Income (loss) before income taxes	$120,856	$94,395	$14,936	$(37,699)	$192,488

Nine Months Ended September 30, 2010

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
Revenues	$806,166	$354,341	$64,213	$—	$1,224,720
Cost of services
(exclusive of items shown separately below)	481,561	129,922	49,793	—	661,276
Depreciation, depletion, amortization and accretion	69,254	85,135	7,763	—	162,152
General and administrative expenses	158,746	79,584	9,835	—	248,165

Income (loss) from operations	96,605	59,700	(3,178)	—	153,127
Interest income (expense), net	3,500	—	—	(42,674)	(39,174)
Earnings from equity-method investments, net	—	—	—	9,185	9,185

Income (loss) before income taxes	$100,105	$59,700	$(3,178)	$(33,489)	$123,138

     Identifiable Assets

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
September 30, 2011	$2,095,664	$1,041,475	$249,532	$97,071	$3,483,742

December 31, 2010	$1,769,813	$802,785	$255,883	$79,052	$2,907,533

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

Revenues:	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$422,045	$319,239	$1,105,316	$886,354
Other Countries	143,297	116,114	384,813	338,366
Total	$565,342	$435,353	$1,490,129	$1,224,720

Long-Lived Assets:	September 30,	December 31,
	2011	2010
United States	$977,260	$881,416
Other Countries	463,592	431,734
Total, net	$1,440,852	$1,313,150
(15) Guarantee
As part of SPN Resources’ acquisition of its oil and gas properties while a wholly-owned subsidiary of the Company, the Company guaranteed SPN Resources’ performance of its decommissioning liabilities. These guarantees remain in place. In connection with the Company’s contribution of its remaining equity interest in SPN Resources to DOH in March 2011, DOR assumed all of the Company’s obligations relating to its guarantees of SPN Resources’ performance of its decommissioning liabilities. In accordance with authoritative guidance related to guarantees, the Company has assigned an estimated value of $2.6 million at September 30, 2011 and December 31,

2010 related to decommissioning performance guarantees, which is reflected in other long-term liabilities. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event that DOR defaults on the decommissioning liabilities, the total maximum potential obligation under these guarantees is estimated to be approximately $109.2 million, net of the contractual right to receive payments from third parties, which is approximately $24.6 million as of September 30, 2011. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled by DOR.
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
The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30,
	2011	Level 1	Level 2	Level 3
Short-term investments	$223,592	$223,592	—	—
Intangible and other long-term assets
Non-qualified deferred compensation assets	$10,224	810	9,414	—
Interest rate swap	$1,340	—	1,340	—

Accounts Payable
Non-qualified deferred compensation liabilities	$2,655	—	2,655	—

Other long-term liabilities
Non-qualified deferred compensation liabilities	$12,407	—	12,407	—

	December 31,
	2010	Level 1	Level 2	Level 3
Intangible and other long-term assets
Non-qualified deferred compensation assets	$10,820	$812	$10,008	—
Interest rate swap	$161	—	161	—

Accounts Payable
Non-qualified deferred compensation liabilities	$2,953	1,429	1,524	—

Other long-term liabilities
Non-qualified deferred compensation liabilities	$14,236	—	14,236	—

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
In March 2010, the Company entered into an interest rate swap agreement for a notional amount of $150 million, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 6 7/8% per annum and is obligated to make quarterly interest payments at a floating rate, which is adjusted every 90 days, based on LIBOR plus a fixed margin. The Company entered into the interest rate swap agreement in an effort to achieve a more balanced debt portfolio by targeting an overall desired position of fixed and floating interest rates. The swap agreement, scheduled to terminate on September 1, 2014, is designated as a fair value hedge of a portion of the 6 7/8% unsecured senior notes, as the derivative has been tested to be highly effective in offsetting changes in the fair value of the underlying note. As this derivative is classified as a fair value hedge, the changes in the fair value of the derivative are offset against the changes in the fair value of the underlying note in interest expense, net (see note 17).
The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company’s long-term debt was approximately $1,198.3 million and $902.5 million at September 30, 2011 and December 31, 2010, respectively. The fair value of these debt instruments is determined by reference to the market value of the instrument as quoted in an over-the-counter market.
(17)	Derivative Financial Instruments
The Company manages its debt portfolio by targeting an overall desired position of fixed and floating rates and may employ interest rate swaps from time to time to achieve its goal. The Company does not use derivative financial instruments for trading or speculative purposes.
In March 2010, the Company entered into an interest rate swap agreement for a notional amount of $150 million related to its fixed rate debt maturing in 2014. This transaction was designated as a fair value hedge since the swap hedges against the change in fair value of fixed rate debt resulting from changes in interest rates. The Company’s derivative agreement includes a credit risk-related contingent feature whereby the counterparty is allowed to terminate the transaction following the occurrence of a default on certain of the Company’s indebtedness. The Company recorded a derivative asset of $1.3 million and $0.2 million within intangible and other long-term assets in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively (see note 8). The change in fair value of the interest rate swap is included in the adjustments to reconcile net income to net cash provided by operating activities in the condensed consolidated statements of cash flows.

The location and effect of the derivative instrument on the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2011 and 2010, presented on a pre-tax basis, is as follows (in thousands):

	Location of	Amount of (gain) loss recognized
	(gain) loss	Three Months Ended	Three Months Ended
	recognized	September 30, 2011	September 30, 2010
Interest rate swap	Interest expense, net	$350	$(1,422)
Hedged item — debt	Interest expense, net	(788)	806

		$(438)	$(616)

	Location of	Amount of (gain) loss recognized
	(gain) loss	Nine Months Ended	Nine Months Ended
	recognized	September 30, 2011	September 30, 2010
Interest rate swap	Interest expense, net	$230	$(2,937)
Hedged item — debt	Interest expense, net	(1,409)	2,693

		$(1,179)	$(244)

For the nine months ended September 30, 2011 and 2010, approximately $1.2 million and $0.2 million of interest income, respectively, was related to the ineffectiveness associated with this fair value hedge. Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.
(18) Income Taxes
The Company follows authoritative guidance regarding accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. The Company had approximately $24.8 million of unrecorded tax benefits at September 30, 2011 and December 31, 2010, all of which would impact the Company’s effective tax rate if recognized.
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

(20) Subsequent Events
Acquisition of Complete Production Services, Inc.
On October 9, 2011, the Company agreed to acquire all of the outstanding equity securities of Complete Production Services, Inc. (NYSE: CPX) (Complete) pursuant to an Agreement and Plan of Merger among the Company, SPN Fairway Acquisition, Inc., its wholly-owned subsidiary, and Complete. Pursuant to the merger agreement, Complete stockholders will receive 0.945 of a share of the Company’s common stock and $7.00 cash, without interest, for each share of Complete common stock outstanding at the time of the merger. Based on the Company’s share price of $26.76 at October 20, 2011, the total consideration for this acquisition approximates $2,608 million, of which approximately $552 million is to be paid in cash. The transaction is anticipated to close as early as the end of 2011.
In connection with this acquisition, the Company intends to amend its bank credit facility to increase its revolving credit facility to $600 million and to include a $400 million term loan in order to pay the cash portion of the merger consideration. The Company also intends to commence a debt financing in order to refinance all of Complete’s outstanding long-term debt.
Complete focuses on providing specialized completion and production services and products that help oil and gas companies develop hydrocarbon reserves, reduce costs and enhance production. Complete’s operations are located throughout the United States, and in western Canada and Mexico. Complete’s business is comprised of three segments: Completion and Production Services, Drilling Services and Product Sales.
Redemption of 1.50% Senior Exchangeable Notes
On October 17, 2011, the Company issued notice to the holders of its outstanding 1.50% senior exchangeable notes due 2026 that it would redeem all of the notes on December 15, 2011. The Company intends to partially fund the redemption of these notes with cash on hand and short-term investments currently held for this purpose (see note 8).
(21) Recent Accounting Pronouncements
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (ASU 2011-08). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. This update is expected to change the process the Company uses to test goodwill for impairment, but is not expected to have a material impact on its consolidated financial statements.
(22) Financial Information Related to Guarantor Subsidiaries
In April 2011, SESI, L.L.C. (Issuer), a wholly-owned subsidiary of Superior Energy Services, Inc. (Parent), issued $500 million of unsecured 6 3/8% senior notes due 2019. The Parent, along with substantially all of its domestic subsidiaries, fully and unconditionally guaranteed the senior notes, and such guarantees are joint and several. All of the guarantor subsidiaries are wholly-owned subsidiaries of the Issuer. Domestic income taxes are paid by the Parent through a consolidated tax return and are accounted for by the Parent. The following tables present the condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010 and the condensed consolidating statements of operations and cash flows for the three and nine months ended September 30, 2011 and 2010.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
September 30, 2011
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$153,526	$5,045	$51,610	$—	$210,181
Short-term investments	—	223,592	—	—	—	223,592
Accounts receivable, net	—	1,486	405,564	111,426	(36,555)	481,921
Income taxes receivable	—	—	—	4,155	(4,155)	—
Prepaid expenses	62	7,099	11,966	16,524	—	35,651
Inventory and other current assets	—	1,579	205,449	13,009	—	220,037
Intercompany interest receivable	—	35,516	—	—	(35,516)	—

Total current assets	62	422,798	628,024	196,724	(76,226)	1,171,382

Property, plant and equipment, net	—	2,871	1,046,722	391,259	—	1,440,852
Goodwill, net	—	—	446,947	144,768	—	591,715
Notes receivable	—	—	72,406	—	—	72,406
Intercompany notes receivable	—	501,598	—	—	(501,598)	—
Investments in subsidiaries	124,271	595,029	—	—	(719,300)	—
Equity-method investments	—	69,674	—	1,832	—	71,506
Intangible and other long-term assets, net	—	28,243	77,870	29,768	—	135,881

Total assets	$124,333	$1,620,213	$2,271,969	$764,351	$(1,297,124)	$3,483,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$3,699	$77,672	$73,842	$(37,140)	$118,073
Accrued expenses	140	54,568	104,140	39,947	—	198,795
Income taxes payable	11,242	—	—	—	(4,155)	7,087
Deferred income taxes	12,214	—	—	—	—	12,214
Current portion of decommissioning liabilities	—	—	17,090	—	—	17,090
Current maturities of long-term debt	—	395,623	—	810	—	396,433
Intercompany interest payable	—	—	—	35,516	(35,516)	—

Total current liabilities	23,596	453,890	198,902	150,115	(76,811)	749,692

Deferred income taxes	257,553	—	—	12,249	—	269,802
Decommissioning liabilities	—	—	105,372	—	—	105,372
Long-term debt, net	—	798,196	—	12,141	—	810,337
Intercompany notes payable	—	—	—	501,598	(501,598)	—
Intercompany payables/(receivables)	(98,268)	963,278	(215,454)	(114,620)	(534,936)	—
Other long-term liabilities	8,260	31,117	27,065	46,906	—	113,348

Stockholders’ equity:
Preferred stock of $.01 par value	—	—	—	—	—	—
Common stock of $.001 par value	80	—	—	403	(403)	80
Additional paid in capital	444,187	124,271	—	59,104	(183,376)	444,186
Accumulated other comprehensive income (loss), net	—	—	—	(23,161)	—	(23,161)
Retained earnings (accumulated deficit)	(511,075)	(750,539)	2,156,084	119,616	—	1,014,086

Total stockholders’ equity	(66,808)	(626,268)	2,156,084	155,962	(183,779)	1,435,191

Total liabilities and stockholders’ equity	$124,333	$1,620,213	$2,271,969	$764,351	$(1,297,124)	$3,483,742

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2011
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$478,485	$104,888	$(18,031)	$565,342
Costs and expenses:
Cost of services (exclusive of items shown separately below)	—	—	239,282	79,716	(17,933)	301,065
Depreciation, depletion, amortization and accretion	—	131	54,395	10,349	—	64,875
General and administrative expenses	81	18,344	59,540	17,524	(98)	95,391

Income (loss) from operations	(81)	(18,475)	125,268	(2,701)	—	104,011

Other income (expense):
Interest expense, net	—	(20,631)	1,254	262	—	(19,115)
Intercompany interest income/(expense)	—	6,822	—	(6,822)	—	—
Earnings (losses) from equity-method investments, net	—	8,198	—	—	—	8,198

Income (loss) before income taxes	(81)	(24,086)	126,522	(9,261)	—	93,094

Income taxes	35,021	—	—	(1,507)	—	33,514

Net income (loss)	$(35,102)	$(24,086)	$126,522	$(7,754)	$—	$59,580

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2010
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$367,880	$88,481	$(21,008)	$435,353

Costs and expenses:
Cost of services (exclusive of items shown separately below)	—	—	185,533	67,783	(21,008)	232,308
Depreciation, depletion, amortization and accretion	—	129	47,040	9,636	—	56,805
General and administrative expenses	62	22,092	49,400	13,358	—	84,912

Income (loss) from operations	(62)	(22,221)	85,907	(2,296)	—	61,328

Other income (expense):
Interest income (expense), net	—	(12,806)	1,287	(937)	—	(12,456)
Intercompany interest income/(expense)	—	3,903	—	(3,903)	—	—
Earnings from equity-method investments, net	—	1,417	—	1,613	—	3,030

Income (loss) before income taxes	(62)	(29,707)	87,194	(5,523)	—	51,902

Income taxes	19,027	—	—	(342)	—	18,685

Net income (loss)	$(19,089)	$(29,707)	$87,194	$(5,181)	$—	$33,217

Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2011
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,264,360	$280,720	$(54,951)	$1,490,129

Costs and expenses:
Cost of services (exclusive of items shown separately below)	—	—	655,052	205,954	(54,726)	806,280
Depreciation, depletion, amortization and accretion	—	388	154,827	32,337	—	187,552
General and administrative expenses	611	57,591	167,494	52,680	(225)	278,151
Gain on sale of business	—	—	8,558	—	—	8,558

Income (loss) from operations	(611)	(57,979)	295,545	(10,251)	—	226,704

Other income (expense):
Interest expense, net	—	(50,691)	3,542	(791)	—	(47,940)
Intercompany interest income/(expense)	—	19,633	—	(19,633)	—	—
Earnings (losses) from equity-method investments, net	—	12,598	—	1,126	—	13,724

Income (loss) before income taxes	(611)	(76,439)	299,087	(29,549)	—	192,488

Income taxes	66,840	—	—	2,456	—	69,296

Net income (loss)	$(67,451)	$(76,439)	$299,087	$(32,005)	$—	$123,192

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2010
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,037,981	$242,453	$(55,714)	$1,224,720
Costs and expenses:
Cost of services (exclusive of items shown separately below)	—	—	549,772	167,218	(55,714)	661,276
Depreciation, depletion, amortization and accretion		386	134,205	27,561	—	162,152
General and administrative expenses	230	72,735	140,647	34,553	—	248,165

Income (loss) from operations	(230)	(73,121)	213,357	13,121	—	153,127

Other income (expense):
Interest income (expense), net	—	(40,139)	3,244	(2,279)	—	(39,174)
Intercompany interest income/(expense)	—	9,576	—	(9,576)	—	—
Earnings from equity-method investments, net	—	3,917	—	5,268	—	9,185

Income (loss) before income taxes	(230)	(99,767)	216,601	6,534	—	123,138

Income taxes	39,062	—	—	5,268	—	44,330

Net income (loss)	$(39,292)	$(99,767)	$216,601	$1,266	$—	$78,808

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2011
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$(67,451)	$(76,439)	$299,087	$(32,005)	$123,192
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	388	154,827	32,337	187,552
Deferred income taxes	39,503	—	—	(603)	38,900
Excess tax benefit from stock-based compensation	(10,262)	—	—	—	(10,262)
Stock-based and performance share unit compensation expense	—	10,273	—	—	10,273
Retirement and deferred compensation plans expense	—	1,994	—	—	1,994
(Earnings) losses from equity-method investments, net	—	(11,061)	—	(1,126)	(12,187)
Amortization of debt acquisition costs and note discount	—	19,321	—	12	19,333
Gain on sale of business	—	—	(8,558)	—	(8,558)
Other reconciling items, net	—	(1,279)	(3,380)	—	(4,659)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	(1,072)	(23,515)	(4,012)	(28,599)
Inventory and other current assets	—	99	14,281	(2,965)	11,415
Accounts payable	—	(2,956)	2,830	3,190	3,064
Accrued expenses	(13)	9,810	11,034	6,376	27,207
Income taxes	5,444	—	—	(4,667)	777
Other, net	(44)	(4,798)	8,395	(870)	2,683

Net cash provided by (used in) operating activities	(32,823)	(55,720)	455,001	(4,333)	362,125

Cash flows from investing activities:
Payments for capital expenditures	—	(70)	(263,983)	(65,176)	(329,229)
Purchases of short-term investments, net	—	(223,491)	—	—	(223,491)
Acquisitions of businesses, net of cash acquired	—	—	(200)	(548)	(748)
Cash proceeds from sale of business	—	—	22,349	—	22,349
Other, net	—	—	(720)	—	(720)
Intercompany receivables/payables	10,648	123,465	(212,895)	78,782	—

Net cash provided by (used in) investing activities	10,648	(100,096)	(455,449)	13,058	(531,839)

Cash flows from financing activities:
Net payments on revolving credit facility	—	(175,000)	—	—	(175,000)
Proceeds from long-term debt	—	500,000	—	—	500,000
Principal payments on long-term debt	—	—	—	(405)	(405)
Payment of debt acquisition costs	—	(9,558)	—	—	(9,558)
Proceeds from exercise of stock options	10,211	—	—	—	10,211
Excess tax benefit from stock-based compensation	10,262	—	—	—	10,262
Proceeds from issuance of stock through employee benefit plans	1,702	—	—	—	1,702
Other	—	(6,100)	—	(2,353)	(8,453)

Net cash provided by (used in) financing activities	22,175	309,342	—	(2,758)	328,759

Effect of exchange rate changes on cash	—	—	—	409	409

Net increase (decrease) in cash and cash equivalents	—	153,526	(448)	6,376	159,454
Cash and cash equivalents at beginning of period	—	—	5,493	45,234	50,727

Cash and cash equivalents at end of period	$—	$153,526	$5,045	$51,610	$210,181

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2010
(in thousands)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
Cash flows from operating activities:
Net income (loss)	$(39,292)	$(99,767)	$216,601	$1,266	$78,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	386	134,205	27,561	162,152
Deferred income taxes	2,236	—	—	(954)	1,282
Excess tax benefit from exercise of stock options	(195)	—	—	—	(195)
Stock-based and performance share unit compensation expense	—	18,347	—	—	18,347
Retirement and deferred compensation plans expense	—	5,035	—	—	5,035
(Earnings) losses from equity-method investments, net	—	4,524	—	(4,108)	416
Amortization of debt acquisition costs	—	17,857	—	—	17,857
Other reconciling items, net	—	(244)	(3,499)	—	(3,743)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	(338)	(121,501)	(9,665)	(131,504)
Inventory and other current assets	—	44	122,755	(4,180)	118,619
Accounts payable	—	(1,202)	1,035	(1,380)	(1,547)
Accrued expenses	11	2,249	14,144	5,306	21,710
Income taxes	38,940	—	—	(2,458)	36,482
Other, net	(1,054)	(1,956)	17,508	(1,467)	13,031

Net cash provided by operating activities	646	(55,065)	381,248	9,921	336,750

Cash flows from investing activities:
Payments for capital expenditures	—	—	(153,336)	(85,476)	(238,812)
Acquisitions of businesses, net of cash acquired	—	—	(55,276)	(206,772)	(262,048)
Other, net	—	963	(6,980)	(252)	(6,269)
Intercompany receivables/payables	(2,742)	(128,846)	(169,464)	301,052	—

Net cash provided by (used in) investing activities	(2,742)	(127,883)	(385,056)	8,552	(507,129)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	16,500	—	—	16,500
Principal payments on long-term debt	—	—	—	(405)	(405)
Payment of debt acquisition costs	—	(5,164)	—	—	(5,164)
Proceeds from exercise of stock options	396	—	—	—	396
Excess tax benefit from stock-based compensation	195	—	—	—	195
Proceeds from issuance of stock through employee benefit plans	1,505	—	—	—	1,505
Other	—	—	—	(2,100)	(2,100)

Net cash provided by (used in) financing activities	2,096	11,336	—	(2,505)	10,927

Effect of exchange rate changes on cash	—	—	—	328	328

Net increase (decrease) in cash and cash equivalents	—	(171,612)	(3,808)	16,296	(159,124)
Cash and cash equivalents at beginning of period	—	171,903	4,871	29,731	206,505

Cash and cash equivalents at end of period	$—	$291	$1,063	$46,027	$47,381

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current market and industry conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to the lingering impact on exploration and production activities in the United States coastal waters following the Macondo oil spill; risks associated with the uncertainty of macroeconomic and business conditions worldwide; the cyclical nature and volatility of the oil and gas industry, including the level of offshore exploration, production and development activity and the volatility of oil and gas prices; changes in competitive factors affecting our operations; political, economic and other risks and uncertainties associated with international operations; risks inherent in acquiring businesses; the seasonality of the offshore industry in the Gulf of Mexico; the potential shortage of skilled workers; our dependence on certain customers; the risks inherent in long-term fixed-price contracts; operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage; and the effect of regulatory programs and environmental matters on our performance. These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, including for example the market prices of oil and natural gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, during the quarter, we may make changes to our business plans that could or will affect our results for the quarter. We do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
Executive Summary
During the third quarter of 2011, revenue was $565.3 million, a quarterly record. Income from operations was $104.0 million, net income was $59.6 million and diluted earnings per share were $0.73.
Our financial performance improved significantly as compared with the second quarter of 2011 due to record revenue in the U.S. land market and international market areas coupled with increases in demand for shallow water Gulf of Mexico intervention services and the continued, steady increase in drilling in the deepwater Gulf of Mexico. Our U.S. land revenue was approximately $229 million, a 16% sequential increase as compared with a 6% increase in the average number of drilling rigs working in the U.S. land market during the period. Gulf of Mexico revenue increased 10% sequentially to approximately $193 million and international revenue increased 4% sequentially to approximately $143 million.
Subsea and well enhancement segment revenue was $377.6 million, a 12% increase from the second quarter of 2011, and income from operations was $55.5 million, a 9% increase from the second quarter of 2011. U.S. land revenue increased 18% sequentially to approximately $154 million. We experienced higher demand across all of our intervention services, with the largest increases coming from coiled tubing and wireline services as the market absorbed capacity added during the year. Our Gulf of Mexico revenue from this segment increased 15% sequentially to approximately $128 million with some of the largest increases coming from completion, well control, and plug and abandonment services. International revenue was approximately $96 million, which represents a sequential increase of 2%. Income from operations as a percentage of revenue decreased slightly to 14.7% from 15.1% in the second quarter of 2011, mainly due to weather related downtime in the Gulf of Mexico and Pennsylvania.

In our drilling products and services segment, revenue was $163.5 million, a 10% increase as compared with the second quarter of 2011, and income from operations was $43.0 million, a 45% increase from the second quarter of 2011. Gulf of Mexico revenue increased 5% to approximately $41 million from the second quarter of 2011 due to an increase in the rentals of premium drill pipe and stabilization equipment, as the market continues to experience a steady return of drilling and completion activity in both the shallow and deep water areas. U.S. land revenue increased 11% sequentially to approximately $75 million as a result of increased demand for accommodations and drill pipe. Revenue from international market areas increased 12% sequentially to approximately $47 million primarily due to increased rentals of premium drill pipe and accessories in Latin America, particularly Brazil. Our income from operations as a percentage of revenue increased to 26.3% from 19.9% in the second quarter of 2011 mainly due to business mix during the quarter.
In our marine segment, revenue decreased 5% sequentially to $24.3 million. The decrease in revenue is mostly attributable to weather-related downtime. Cost of services as a percentage of revenue decreased 30% due to a decrease in repair and maintenance costs. Income from operations was $5.5 million, a 3% decrease from the second quarter of 2011; however, the second quarter 2011 income from operations includes a $5.9 million gain on the sale of four liftboats. Utilization of our liftboats increased to 77% from 70% in the second quarter of 2011 as a result of fewer shipyard days.
Comparison of the Results of Operations for the Three Months Ended September 30, 2011 and 2010
For the three months ended September 30, 2011, our revenues were $565.3 million, resulting in net income of $59.6 million, or $0.73 diluted earnings per share. Included in the results for the three months ended September 30, 2011 was a $5.8 million pretax, unrealized gain on hedging contracts at our equity-method investments. For the three months ended September 30, 2010, revenues were $435.4 million and net income was $33.2 million, or $0.42 diluted earnings per share. Revenues for the three months ended September 30, 2011 were higher in the subsea and well enhancement segment due to the prior year acquisition of Superior Completion Services coupled with increases in demand for intervention services such as coiled tubing, wireline and snubbing, specifically in the U.S. land market area. Revenue also increased in the drilling products and services segment, primarily due to increased demand for premium drill pipe, stabilization equipment and accommodation units. During the three months ended September 30, 2011, revenue in our marine segment decreased as the total number of vessels in the fleet at the end of the period has decreased to 18 from 26 at September 30, 2010.
The following table compares our operating results for the three months ended September 30, 2011 and 2010 (in thousands). Cost of services excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue			Cost of Services
	2011	2010	Change	2011	%	2010	%	Change
Subsea and Well Enhancement	$377,559	$289,048	$88,511	$228,241	60%	$170,817	59%	$57,424
Drilling Products and Services	163,456	118,727	44,729	58,538	36%	46,068	39%	12,470
Marine	24,327	27,578	(3,251)	14,286	59%	15,423	56%	(1,137)

Total	$565,342	$435,353	$129,989	$301,065	53%	$232,308	53%	$68,757

The following provides a discussion of our results on a segment basis:
Subsea and Well Enhancement Segment
Revenue from our subsea and well enhancement segment was $377.6 million for the three months ended September 30, 2011, as compared with $289.0 million for the same period in 2010. The cost of services percentage remained relatively constant, increasing to 60% of segment revenue for the three months ended September 30, 2011 from 59% for the same period in 2010. This segment’s revenue increase is attributable to increased activity in all geographic market areas. Revenue from our U.S. land market area increased approximately 39% as demand increased for most of the product service lines in this segment with some of the largest increases coming from coiled tubing, wireline and well control services. Revenue from our international market areas increased approximately 30% primarily due to increases in snubbing and hydraulic workover activity. Revenue from our Gulf of Mexico market area increased approximately 22% due to the acquisition of Superior Completion Services coupled with increases in demand for intervention services such as coiled tubing, wireline and snubbing. These increases were partially offset by the fact that response work related to the Macondo oil spill concluded in the early part of the fourth quarter 2010.
Drilling Products and Services Segment
Revenue from our drilling products and services segment for the three months ended September 30, 2011 was $163.5 million, as compared to $118.7 million for the same period in 2010. Cost of rentals and sales as a percentage of revenue decreased to 36% of segment revenue for the three months ended September 30, 2011 from 39% for the same period in 2010. Revenue in our U.S. land market area increased approximately 62% for the three month period ended September 30, 2011 over the same period in 2010. The increase in revenue for this geographic market area is primarily related to an increase in rentals of accommodation units, stabilization equipment and specialty tubulars. Revenue generated from our international market areas increased approximately 20% for the quarter ended September 30, 2011 as compared to the same period in 2010 primarily due to an increase in demand for premium drill pipe. Revenue from our Gulf of Mexico market area increased approximately 25% due to the steady increase in exploration and drilling activity in the shallow and deepwater areas of the Gulf.
Marine Segment
Our marine segment revenue for the three months ended September 30, 2011 was $24.3 million, a 12% decrease from the same period in 2010. Our cost of services percentage increased to 59% of segment revenue for the three months ended September 30, 2011 from 56% for the same period in 2010. Due to the high fixed cost nature of this segment, cost of services does not fluctuate proportionately with revenue. The fleet’s average utilization decreased to approximately 77% for the third quarter of 2011 from 88% in the same period in 2010 due mostly to weather-related downtime. The fleet’s average dayrate increased to approximately $17,100 for the third quarter of 2011 from $12,300 in the same period in 2010 due to the return of our two 265 foot-class liftboats in the fourth quarter of 2010, which typically generate our highest dayrates. Additionally, we sold eight smaller liftboats during the last twelve months; these vessels typically generated our lowest dayrates.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $64.9 million in the three months ended September 30, 2011 from $56.8 million for the same period in 2010. Depreciation, depletion, amortization and accretion expense related to our subsea and well enhancement segment for the three months ended September 30, 2011 increased approximately $3.8 million, or 15%, from the same period in 2010. This increase is due in part to the acquisition of Superior Completion Services, along with 2010 and 2011 capital expenditures. Depreciation and amortization expense also increased within our drilling products and services segment by $4.3 million, or 15%, from the same period in 2010 primarily due to 2010 and 2011 capital expenditures.
General and Administrative Expenses
General and administrative expenses increased to $95.4 million for the three months ended September 30, 2011 from $84.9 million for the same period in 2010. The increase is related to our acquisition of Superior Completion Services, increased compensation based on improved performance and additional infrastructure to support our growth strategy.
Comparison of the Results of Operations for the Nine Months Ended September 30, 2011 and 2010
For the nine months ended September 30, 2011, our revenues were $1,490.1 million, resulting in net income of $123.2 million, or $1.52 diluted earnings per share. Included in the results for the nine months ended September 30, 2011 was a pre-tax gain of $8.6 million from the sale of seven liftboats. For the nine months ended September 30, 2010, revenues were $1,224.7 million and net income was $78.8 million, or $0.99 diluted earnings per share. Included in the results for the nine months ended September 30, 2010 were pre-tax management transition expenses of $19.0 million.
Revenues for the nine months ended September 30, 2011 were higher in the subsea and well enhancement segment due to the prior year acquisitions coupled with increases in demand for intervention services such as coiled tubing, wireline and snubbing, specifically in the U.S. land market area. These increases were partially offset by the fact that work on our large-scale decommissioning project was completed in the third quarter of 2010. Revenue also increased in the drilling products and services segment primarily due to increased demand for stabilization equipment and accommodation units in our U.S. land market area. During the nine months ended September 30, 2011, revenue in our marine segment increased as our 265-foot class liftboats, taken out of service for repairs in the fourth quarter of 2009, returned to work in the fourth quarter of 2010.
The following table compares our operating results for the nine months ended September 30, 2011 and 2010 (in thousands). Cost of services excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue			Cost of Services
	2011	2010	Change	2011	%	2010	%	Change
Subsea and Well Enhancement	$975,641	$806,166	$169,475	$593,216	61%	$481,561	60%	$111,655
Drilling Products and Services	440,893	354,341	86,552	161,862	37%	129,922	37%	31,940
Marine	73,595	64,213	9,382	51,202	70%	49,793	78%	1,409

Total	$1,490,129	$1,224,720	$265,409	$806,280	54%	$661,276	54%	$145,004

The following provides a discussion of our results on a segment basis:
Subsea and Well Enhancement Segment
Revenue from our subsea and well enhancement segment was $975.6 million for the nine months ended September 30, 2011, as compared with $806.2 million for the same period in 2010. Cost of services increased slightly to 61% of segment revenue for the nine months ended September 30, 2011 as compared to 60% for the same period in 2010. This segment’s revenue increase is attributable to increased activity in both the U.S. land market area and international market areas. Revenue from our U.S. land market area increased approximately 54% as demand increased for most of the product service lines in this segment, with some of the largest increases coming from coiled tubing, wireline and well control services. Revenue from our international market areas increased approximately 20% primarily due to sales of completion tools equipment and increases in well control services and inspection, repair and maintenance activity. Revenue from our Gulf of Mexico market area decreased approximately 4% as much of the work we performed supporting response efforts on the Macondo oil spill concluded in the early part of the fourth quarter 2010. Additionally, our large-scale decommissioning project was completed in the third quarter of 2010, pending certain regulatory approvals. This decrease was partially offset by increased wireline and hydraulic workover and snubbing services as well as our acquisition of Superior Completion Services, which offers completion tools and stimulation services.
Drilling Products and Services Segment
Revenue from our drilling products and services segment for the nine months ended September 30, 2011 was $440.9 million, as compared to $354.3 million for the same period in 2010. Cost of rentals and sales as a percentage of revenue remained at 37% of segment revenue for the nine months ended September 30, 2011 as compared to the same period in 2010. Revenue in our U.S. land market area increased 89% for the nine month period ended September 30, 2011 over the same period in 2010. The increase in revenue for the U.S. land market area is primarily related to an increase in rentals of accommodation units, stabilization equipment and premium drill pipe. Revenue generated from our international market areas increased approximately 9% for the quarter ended September 30, 2011 as compared to the same period in 2010 due to an increase in demand for premium drill pipe and accommodation units. Revenue from our Gulf of Mexico market area decreased approximately 17% due to the slow pace of permitting as a reaction to the Macondo oil spill in April 2010.
Marine Segment
Our marine segment revenue for the nine months ended September 30, 2011 was $73.6 million, a 15% increase over the same period in 2010. Our cost of services as a percentage of revenue decreased to 70% of segment revenue for the nine months ended September 30, 2011 from 78% for the same period in 2010 primarily due to the increase in revenue from our 265-foot class fleet, which typically generates our highest dayrates. These vessels returned to service in the fourth quarter of 2010. Additionally, maintenance costs decreased from the same period in 2010. Due to the high fixed cost nature of this segment, cost of services typically does not fluctuate proportionately with revenue. The fleet’s average utilization increased to approximately 67% for the first nine months of 2011 from 66% in the same period in 2010. Additionally, the fleet’s average dayrate increased to approximately $16,700 for the first nine months of 2011 from $13,000 in the same period in 2010. This is mostly due to the fact that our two 265 foot-class vessels, which typically generate our highest day rates, returned to work in the fourth quarter of 2010 after being taken out of service for repairs in the fourth quarter of 2009. Additionally, we sold eight smaller liftboats during the last twelve months; these vessels typically generated our lowest dayrates.
Depreciation, Depletion, Amortization and Accretion
Depreciation, depletion, amortization and accretion increased to $187.6 million in the nine months ended September 30, 2011 from $162.2 million for the same period in 2010. Depreciation, depletion, amortization and accretion expense related to our subsea and well enhancement segment for the nine months ended September 30, 2011 increased approximately $13.5 million, or 20%, from the same period in 2010. This increase is due to 2010 and 2011 capital expenditures, along with the acquisitions of Superior Completion Services and Hallin. Depreciation and amortization expense for the nine months ended September 30, 2011 increased within our drilling products and services segment by $11.1 million, or 13%, from the same period in 2010 due to 2010 and 2011 capital expenditures.
General and Administrative Expenses
General and administrative expenses increased to $278.2 million for the nine months ended September 30, 2011 from $248.2 million for the same period in 2010, which included pre-tax management transition expenses of $19.0 million. The increase is related in part to our acquisition of Superior Completion Services, and to increased compensation expenses based on improved performance and additional infrastructure to support our growth strategy.
Liquidity and Capital Resources
In the nine months ended September 30, 2011, we generated net cash from operating activities of $362.1 million as compared to $336.8 million in the same period of 2010. Our primary liquidity needs are for working capital and to fund capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under our revolving credit facility. We had cash and cash equivalents of $210.2 million at September 30, 2011 compared to $50.7 million at December 31, 2010. The increase in cash is primarily due to the offering of our $500 million of 6 3/8% unsecured senior notes. At September 30, 2011, approximately $50.6 million of our cash balance was held in foreign jurisdictions. Cash balances held in foreign jurisdictions could be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. The Company has not provided United States income tax expense on earnings of its foreign subsidiaries because it expects to reinvest the undistributed earnings indefinitely.
Included in cash and cash equivalents at September 30, 2011 is approximately $117.5 million that was available to partially fund the redemption of all our $400 million aggregate principal amount of our 1.50% senior exchangeable notes for which we issued a notice of redemption of such notes to occur on December 15, 2011. Additionally, we had $223.6 million in short-term investments as of September 30, 2011. These funds are invested in mutual funds and U.S. Treasury bills, notes and repurchase agreements that are issued or guaranteed by the U.S. government. We intend to use these funds to partially fund the redemption of our 1.50% senior exchangeable notes on December 15, 2011.
We spent $329.2 million of cash on capital expenditures during the nine months ended September 30, 2011. Approximately $148.2 million was used to expand and maintain our drilling products and services equipment inventory and approximately $178.5 million was used to expand and maintain the asset base of our subsea and well enhancement segment. Approximately 20% of the capital expenditures within our subsea and well enhancement segment was related to the construction of our compact semi-submersible vessel, which is expected to be delivered in 2012.
We have a $400 million revolving credit facility, with the right, at our option and subject to certain conditions, to increase the borrowing capacity of the facility to $550 million. Any amounts outstanding under the revolving credit facility are due on July 20, 2014. At September 30, 2011, we had no amounts outstanding under the revolving credit facility, but we had approximately $9.4 million of letters of credit outstanding, which reduce our borrowing capacity under the revolving credit facility. Borrowings under the revolving credit facility bear interest at LIBOR plus margins that depend on our leverage ratio. At October 31, 2011, we had no amounts outstanding under the revolving credit facility, and we had approximately $9.4 million of letters of credit outstanding. Indebtedness under the revolving credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries. The revolving credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness.
At September 30, 2011, we had outstanding $13.0 million in U.S. Government guaranteed long-term financing under Title XI of the Merchant Marine Act of 1936, which is administered by the Maritime Administration (MARAD), for two 245-foot class liftboats. This debt bears an interest rate of 6.45% per annum and is payable in equal semi-annual installments of $405,000 on September 3rd and December 3rd of each year through the maturity date of September 3, 2027. Our obligations are secured by mortgages on the two liftboats. This MARAD financing also requires that we comply with certain covenants and restrictions, including the maintenance of minimum net worth, working capital and debt-to-equity requirements.
We have outstanding $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the 6 7/8% senior notes requires semi-annual interest payments on September 1st and December 1st of each year through the maturity date of September 1, 2014. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions.
In April 2011, we issued $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. We intend to use a portion of the net proceeds of this offering together with borrowings under our revolving credit facility, to redeem, on December 15, 2011, all of our outstanding $400 million 1.50% senior exchangeable notes due 2026. Pending application of the remaining proceeds to the redemption of our senior exchangeable notes, we used a portion to pay down all amounts outstanding on our revolving credit facility and invested a portion of the remaining proceeds in securities issued or guaranteed by the U.S. government.
As noted above, we currently have outstanding $400 million of our 1.50% unsecured senior exchangeable notes due 2026. The senior exchangeable notes bear interest at a rate of 1.50% per annum and decrease to 1.25% per annum on December 15, 2011. Interest on the senior exchangeable notes is payable semi-annually in arrears on December 15th and September 15th of each year through the maturity date of December 15, 2026. The senior exchangeable notes do not contain any restrictive financial covenants. Following completion of the offering of the $500 million notes in April 2011, we classified the $400 million principal balance of our senior exchangeable notes as current debt at September 30, 2011. On October 17, 2011, we gave notice to the holders of our senior exchangeable notes that we will redeem all of the notes on December 15, 2011. Under certain circumstances, holders may exchange the notes for shares of our common stock. We do not expect any of these notes to be tendered in exchange for our common stock before the redemption date of December 15, 2011, as our common stock has recently been trading below the applicable exchange price of $45.58.
On October 9, 2011, we agreed to acquire all of the outstanding equity securities of Complete Production Services, Inc. (NYSE: CPX) (Complete) pursuant to an Agreement and Plan of Merger among us, SPN Fairway Acquisition, Inc., our wholly-owned subsidiary, and Complete. In connection with this acquisition, we intend to amend our bank credit facility to increase the revolving credit facility to $600 million and to obtain a $400 million term loan in order to pay the cash portion of the merger consideration. We also intend to commence a debt financing in order to refinance all of Complete’s outstanding long-term debt.
Our current long-term issuer credit rating is BB+ by Standard and Poor’s (S&P) and Ba2 by Moody’s. S&P recently revised its outlook on our company to positive from stable, as well as affirmed their BB+ corporate credit rating. S&P’s positive outlook reflects their expectation that we will enhance operating momentum with the Complete acquisition. Additionally, Moody’s issued a press release dated October 11, 2011 regarding a review and possible upgrade of our credit rating in response to the announcement of the Complete acquisition.

The following table summarizes our projected contractual cash obligations and commercial commitments at September 30, 2011 (amounts in thousands). We do not have any other material obligations or commitments.

	Remaining
	Three
	Months
Description	2011	2012	2013	2014	2015	2016	Thereafter

Long-term debt, including estimated interest payments	$430,338	$54,106	$54,054	$343,689	$33,324	$33,272	$591,196
Capital lease obligations, including estimated interest payments	1,556	6,225	6,225	6,225	6,225	6,225	12,969
Undiscounted decommissioning liabilities	—	12,310	7,034	8,793	1,759	5,276	129,069
Operating leases	4,748	14,020	10,211	7,531	4,314	2,910	17,757
Vessel construction	14,917	29,834	—	—	—	—	—
Other long-term liabilities	—	3,746	17,291	17,795	7,690	9,351	27,069

Total	$446,811	$106,221	$84,604	$376,502	$48,998	$54,124	$760,303

We currently believe that we will spend approximately $170 million to $200 million on capital expenditures, excluding acquisitions, during the remaining three months of 2011. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.
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
Off-Balance Sheet Financing Arrangements
We have no off-balance sheet financing arrangements other than potential additional consideration that may be payable as a result of the future operating performances of certain acquisitions. At September 30, 2011, the maximum additional consideration payable for these acquisitions was approximately $4.0 million. Since these acquisitions occurred before we adopted the revised authoritative guidance for business combinations, these amounts are not classified as liabilities and are not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.
Hedging Activities
In an effort to achieve a more balanced debt portfolio by targeting an overall desired position of fixed and floating rates, we entered into an interest rate swap in March 2010 whereby we are entitled to receive semi-annual interest payments at a fixed rate of 6 7/8% per annum and obligated to make quarterly interest payments at a variable rate. Interest rate swap agreements that are effective at hedging the fair value of fixed-rate debt agreements are designated and accounted for as fair value hedges. At September 30, 2011 and December 31, 2010, we had fixed-rate interest on approximately 88% and 63%, respectively, of our long-term debt. As of September 30, 2011, we had $150 million of long-term debt with a variable interest rate, which is adjusted every 90 days, based on LIBOR plus a fixed margin.

From time to time, we enter into forward foreign exchange contracts to mitigate the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. As of September 30, 2011, we had no outstanding foreign currency forward contracts.
Recent Accounting Pronouncements
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (ASU 2011-08). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted. This update is expected to change the process we use to test goodwill for impairment, but is not expected to have a material impact on our consolidated financial statements.
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
When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. As of September 30, 2011, we had no outstanding foreign currency forward contracts.
Interest Rate Risk
At September 30, 2011, our debt (exclusive of discounts), was comprised of the following (in thousands):

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

Based on the amount of this debt outstanding at September 30, 2011, a 10% increase in the variable interest rate would have increased our interest expense for the nine months ended September 30, 2011 by approximately $0.6 million, while a 10% decrease would have decreased our interest expense by approximately $0.6 million.

Equity Price Risk
We have $400 million of 1.50% unsecured senior exchangeable notes due 2026. The notes are, subject to the occurrence of specified conditions, exchangeable for our common stock initially at an exchange price of $45.58 per share, which would result in an aggregate of approximately 8.8 million shares of common stock being issued upon exchange. As previously stated, on October 17, 2011, we gave notice to the holders of our senior exchangeable notes that we will redeem all of the outstanding $400 million senior exchangeable notes on December 15, 2011.
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
Item 4. Controls and Procedures
a.	Evaluation of disclosure control and procedures. As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
b.	Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits
(a)	The following exhibits are filed with this Form 10-Q:

3.1	Composite Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on August 7, 2009).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 5, 2011).

31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS**	XBRL Instance Document

101. SCH**	XBRL Taxonomy Extension Schema Document

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB**	XBRL Taxonomy Extension Label Linkbase Document

101. PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this Form 10-Q

**	Furnished with Form 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: November 8, 2011	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)