Form 10-Q
period 2012-03-31
SUPERIOR ENERGY SERVICES INC
filed 2012-05-10
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File No. 001-34037

SUPERIOR ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2379388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11000 Equity Drive, Suite 300 Houston, TX	77041
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on April 30, 2012 was 157,536,434.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(in thousands, except share data)

	3/31/2012	12/31/2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$135,758	$80,274
Accounts receivable, net of allowance for doubtful accounts of $17,392 and $17,484 at March 31, 2012 and December 31, 2011, respectively	1,035,985	540,602
Prepaid expenses	72,792	34,037
Inventory and other current assets	278,229	228,309

Total current assets	1,522,764	883,222

Property, plant and equipment, net of accumulated depreciation and depletion of $984,221 and $970,137 at March 31, 2012 and December 31, 2011, respectively	2,766,310	1,507,368
Goodwill	2,504,670	581,379
Notes receivable	74,750	73,568
Equity-method investments	69,552	72,472
Intangible and other long-term assets, net of accumulated amortization of $26,174 and $20,123 at March 31, 2012 and December 31, 2011, respectively	530,312	930,136

Total assets	$7,468,358	$4,048,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$312,985	$178,645
Accrued expenses	284,760	197,574
Income taxes payable	40,864	717
Deferred income taxes	16,721	831
Current portion of decommissioning liabilities	15,678	14,956
Current maturities of long-term debt	20,000	810

Total current liabilities	691,008	393,533

Deferred income taxes	684,894	297,458
Decommissioning liabilities	110,151	108,220
Long-term debt, net	1,978,508	1,685,087
Other long-term liabilities	104,943	110,248
Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $0.001 par value.
Authorized – 250,000,000, Issued – 156,920,904, Outstanding – 157, 516,128 at March 31, 2012
Authorized – 125,000,000, Issued and Outstanding, 80,425,443 at December 31, 2011	157	80
Additional paid in capital	2,832,360	447,007
Accumulated other comprehensive loss, net	(21,031)	(26,936)
Retained earnings	1,087,368	1,033,448

Total stockholders’ equity	3,898,854	1,453,599

Total liabilities and stockholders’ equity	$7,468,358	$4,048,145

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2012 and 2011

(in thousands, except per share data)

(unaudited)

	2012	2011 *
Revenues	$966,837	$384,997

Costs and expenses:
Cost of services (exclusive of items shown separately below)	546,767	217,022
Depreciation, depletion, amortization and accretion	102,596	55,824
General and administrative expenses	176,021	84,615

Income from operations	141,453	27,536

Other income (expense):
Interest expense, net	(29,806)	(12,152)
Earnings (losses) from equity-method investments, net	(287)	27

Income from continuing operations before income taxes	111,360	15,411
Income taxes	41,203	5,534

Net income from continuing operations	70,157	9,877

Income (loss) from discontinued operations, net of income tax	(16,237)	5,626

Net income	$53,920	$15,503

Earnings per share information:
Continuing operations	$0.56	$0.13
Discontinued operations	(0.13)	0.07

Basic earnings per share	$0.43	$0.20

Continuing operations	$0.55	$0.12
Discontinued operations	(0.13)	0.07

Diluted earnings per share	$0.42	$0.19

Weighted average common shares used in computing earnings per share:
Basic	125,542	79,021
Incremental common shares from stock based compensation	1,802	1,738

Diluted	127,344	80,759

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2012 and 2011

(in thousands)

(unaudited)

	2012	2011 *
Net income	$53,920	$15,503
Change in cumulative translation adjustment	5,905	7,855

Comprehensive income	$59,825	$23,358

See accompanying notes to consolidated financial statements.

*	As adjusted for discontinued operations

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011

(in thousands)

(unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$53,920	$15,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	103,841	59,363
Deferred income taxes	(10,979)	2,773
Excess tax benefit from stock-based compensation	(843)	(5,078)
Stock based and performance share unit compensation expense	10,591	3,686
Retirement and deferred compensation plan expense	621	123
(Earnings) losses from equity-method investments, net of cash received	2,921	(27)
Amortization of debt acquisition costs and note discount	2,210	6,255
(Gain) loss sale of businesses	6,649	(2,674)
Other reconciling items, net	3,481	(1,482)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(64,163)	78,834
Inventory and other current assets	(15,868)	(3,015)
Accounts payable	28,436	(2,305)
Accrued expenses	(56,346)	(13,145)
Decommissioning liabilities	(2,661)	—
Income taxes	38,809	(2,558)
Other, net	(6,562)	1,692

Net cash provided by operating activities	94,057	137,945
Cash flows from investing activities:
Payments for capital expenditures	(273,245)	(108,579)
Change in restricted cash held for acquisition of business	785,280	—
Acquisitions of businesses, net of cash acquired	(1,038,241)	—
Cash proceeds from sale of businesses	185,912	5,762
Other	3,305	(1,974)

Net cash used in investing activities	(336,989)	(104,791)
Cash flows from financing activities:
Net payments on revolving line of credit	(75,000)	(19,000)
Proceeds from issuance of long-term debt	400,000	—
Principal payments on long-term debt	(12,546)	—
Payment of debt acquisition costs	(25,011)	—
Proceeds from exercise of stock options	12,256	6,147
Excess tax benefit from stock-based compensation	843	5,078
Proceeds from issuance of stock through employee benefit plans	819	634
Other	(3,610)	(6,551)

Net cash provided by (used in) financing activities	297,751	(13,692)
Effect of exchange rate changes on cash	665	893

Net increase in cash and cash equivalents	55,484	20,355
Cash and cash equivalents at beginning of period	80,274	50,727

Cash and cash equivalents at end of period	$135,758	$71,082

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012

(1) Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three months ended March 31, 2012 and 2011 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2012 presentation.

(2) Acquisitions

Complete Production Services

On February 7, 2012, the Company acquired Complete Production Services, Inc. (Complete) in a cash and stock merger transaction valued at approximately $2,914.8 million. Complete focuses on providing specialized completion and production services and products that help oil and gas companies develop hydrocarbon reserves, reduce costs and enhance production. Complete’s operations are located throughout the United States and Mexico. The acquisition of Complete substantially expanded the size and scope of services of the Company. Management believes that the acquisition positions the combined company to be better equipped to compete with the larger oilfield service companies and to expand internationally. All of Complete’s operations have been reported in the subsea and well enhancement segment.

Pursuant to the merger agreement, Complete stockholders received 0.945 of a share of the Company’s common stock and $7.00 cash for each share of Complete’s common stock outstanding at the time of the acquisition. In total, the Company paid approximately $553.3 million in cash and issued approximately 74.7 million shares valued at approximately $2,308.2 million (based on the closing price of the Company’s common stock on the acquisition date of $30.90). Additionally, the Company paid $676.0 million, inclusive of a $26.0 million prepayment premium, to redeem Complete’s $650 million 8.0% senior notes. The Company also assumed all outstanding stock options and shares of non-vested restricted stock held by Complete’s employees and directors at the time of acquisition.

Complete’s stock options and shares of restricted stock outstanding at closing were converted into the Company’s options and restricted stock using a conversion ratio of 1.1999. The estimated fair value associated with the Company’s options issued in exchange for Complete’s options was approximately $58.1 million based on a Black-Scholes valuation model. $56.6 million of this value was attributable to service rendered prior to the date of acquisition, of which $52.7 million was recorded as part of the consideration transferred and $3.9 million was recorded as an expense. The remaining $1.5 million will be expensed over the remaining service term of the replacement stock option awards. In addition, $0.6 million of replacement restricted stock awards was attributable to service rendered prior to the date of acquisition and recorded as part of the consideration transferred. An additional $18.2 million will be expensed over the remaining service term of the replacement restricted stock awards.

The transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The Company has not finalized the determination of the fair values of the assets acquired and liabilities assumed and, therefore, the fair values set forth are subject to adjustment as the valuations are completed. Under U.S. GAAP, companies have one year following an acquisition to finalize acquisition accounting. The following table summarizes the consideration paid and the provisional fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets:
Current assets	$751,706
Property, plant and equipment	1,223,448
Goodwill	1,922,277
Intangible and other long-term assets	370,377
Liabilities:
Current liabilities	236,986
Deferred income taxes	435,904
Other long-term liabilities	4,125

Net assets acquired	$3,590,793

Included in current assets acquired is approximately $214.6 million of cash, and accounts receivable with a fair value of approximately $443.7 million. The gross amount due from customers is approximately $449.0 million, of which approximately $5.3 million is deemed to be doubtful.

Property, Plant and Equipment

A step-up adjustment of approximately $45.8 million was recorded to present property, plant and equipment acquired at its estimated fair value. The preliminary weighted average useful life used to calculate depreciation of the step-up related to property, plant and equipment is approximately 5 years.

Goodwill

Goodwill of approximately $1,922.3 million was recognized as a result of this acquisition and was calculated as the excess of the consideration paid over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It includes access to new product and service offerings, an experienced management team and workforce, and other benefits that the Company believes will result from the combination of operations, and any other intangible assets that do not qualify for separate recognition. None of the goodwill related to this acquisition will be deductible for tax purposes. All of the goodwill has been assigned to the subsea and well enhancement segment.

Intangible Assets

The Company identified intangible assets related to trade names and customer relationships. The following table summarizes the fair value estimates recorded for the identifiable intangible assets (in thousands) and their estimated useful lives:

	Estimated Fair Value	Estimated Useful Life
Customer relationships	$315,000	17 years
Trade names	35,000	10 years

Total identifiable intangible assets	$350,000

Deferred Income Taxes

The Company provided deferred income taxes and other tax liabilities as part of the acquisition accounting related to the estimated fair value of acquired intangible assets and property, plant and equipment, as well as for uncertain tax positions taken in prior year tax returns. An adjustment of approximately $132.0 million was recorded to present the deferred tax assets and liabilities and other tax liabilities at fair value. The Company is still assessing the factors that impact deferred tax assets and liabilities related to this acquisition. These assets and liabilities will be revised when the assessment is finalized.

Acquisition Related Expenses

Acquisition related expenses totaled approximately $33.2 million, of which approximately $28.7 million was recorded in the three months ended March 31, 2012. The remainder was recorded in the three months ended December 31, 2011. These acquisition related costs include expenses directly related to acquiring Complete, and have been recorded in general and administrative expenses.

Other Acquisitions

In the first quarter of 2012, the Company acquired a water transfer and storage company and disposal wells for a total of approximately $23.5 million, net of cash acquired. Identifiable intangible assets include goodwill of approximately $9.2 million, all of which was assigned to the Company’s subsea and well enhancement segment.

In September 2011, the Company acquired a pressure pumping company based in Brazil in order to expand the breadth of services offered in Brazil. The Company paid approximately $0.5 million at closing, with an additional $5.8 million payable after the settlement of certain liabilities and administrative formalities. Identifiable intangible assets include goodwill of $3.6 million, all of which was assigned to the Company’s subsea and well enhancement segment.

Current Earnings and Pro Forma Impact of Acquisitions

The revenue and earnings related to Complete and certain other acquisitions included in the Company’s consolidated statement of operations for the three months ended March 31, 2012, and the revenue and earnings of the Company on a consolidated basis as if these acquisitions had occurred on January 1, 2011, are as follows (in thousands, except per share amounts). The earnings related to Complete and certain other acquisitions included in the Company’s consolidated statement of operations for the three months ended March 31, 2012 do not include interest expense or other corporate costs. The pro forma results include (i) the amortization associated with the acquired intangible assets, (ii) additional depreciation expense related to adjustments to property, plant and equipment, (iii) additional interest expense associated with debt used to fund a portion of the Complete acquisition (iv) a reduction to interest expense associated with repayment of Complete’s debt, (v) operating results of certain acquisitions of Complete, and (vi) costs directly related to these acquisitions. For the three months ended March 31, 2012, these proforma results exclude approximately $77.1 million of non-recurring expenses, of which $48.4 million was recorded by Complete prior to February 7, 2012. These nonrecurring expenses include banking, legal, consulting and accounting fees, change of control and other acquisition related expenses. The pro forma results do not include any potential synergies, cost savings or other expected benefits of the acquisition. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2011 nor are they indicative of future results.

	Revenue	Net income from continuing operations	Basic earnings per share	Diluted earnings per share
Actual results from the acquired businesses from date of acquisitions through the period ended March 31, 2012	$397,455	$52,220	$0.42	$0.41

Supplemental pro forma for the Company:
Three months ended March 31, 2012	$1,223,783	$110,648	$0.71	$0.70

Three months ended March 31, 2011	$855,246	$43,390	$0.28	$0.28

The Company has no off-balance sheet financing arrangements other than potential additional consideration that may be payable as a result of the future operating performance of certain acquired businesses. At March 31, 2012, the maximum additional consideration payable was approximately $9.5 million. Of this amount, $3.0 million is attributable to acquisitions that occurred before the Company adopted the revised authoritative guidance for business combinations; therefore, these amounts are not classified as liabilities and are not reflected in the Company’s condensed consolidated financial statements until the amounts are fixed and determinable. When these amounts are determined, they will be capitalized as part of the purchase price of the related acquisition.

(3) Dispositions

On February 15, 2012, the Company sold one of its derrick barges and received proceeds of approximately $44.5 million, inclusive of selling costs. The Company recorded a pre-tax loss of approximately $3.1 million, inclusive of approximately $9.7 million of goodwill, during the three months ended March 31, 2012 in connection with this sale. This business was previously reported in the subsea and well enhancement segment. The operating results and the loss on the sale of this disposal have been accounted for as discontinued operations.

On March 30, 2012, the Company sold the 18 liftboats and related assets comprising its marine segment. The Company received cash proceeds of approximately $141.4 million inclusive of estimated working capital, subject to adjustment, and selling costs. In connection with the sale, the Company repaid approximately $12.5 million in U.S. Government guaranteed long-term financing (see note 8). Additionally, the Company paid approximately $4.0 million of make-whole premiums and wrote off approximately $0.7 million of unamortized loan costs as a result of this repayment. The Company’s total pre-tax loss on the disposal of this segment is approximately $56.1 million, which includes a $46.1 million write off of long-lived assets and goodwill that was recorded in the fourth quarter of 2011 in order to approximate the segment’s indicated fair value and an additional loss of $10.0 million recorded in the first quarter of 2012. The loss of $10.0 million in the first quarter of 2012 includes an approximate $3.6 million loss on sale of assets and approximately $6.5 million of additional costs related to the disposition. During the three months ended March 31, 2011, the Company sold three liftboats from the marine segment for approximately $5.8 million and recorded a pre-tax gain of approximately $2.7 million. The segment’s operating results and the loss on the sale of this disposal group have been accounted for as discontinued operations.

The following table summarizes the components of income (loss) from discontinued operations, net of tax for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Revenues	$16,235	$28,985

Income (loss) from discontinued operations before income tax	(6,735)	6,139
Income tax expense (benefit)	(1,227)	2,220
Gain (loss) on disposition, net of tax	(10,729)	1,707

Income (loss) from discontinued operations, net of tax	$(16,237)	$5,626

The following table presents the assets and liabilities of these disposal groups at December 31, 2011 (in thousands):

Accounts receivable, net	$16,342
Prepaid expenses	1,900
Inventory and other current assets	2,371

Current assets of discontinued operations	$20,613

Property, plant and equipment, net	170,222
Goodwill	9,740
Intangible and other long-term assets, net	3,875

Long-term assets of discontinued operations	$183,837

Accounts payable	$1,231
Accrued expenses	13,421
Current maturities of long-term debt	810

Current liabilities of discontinued operations	$15,462

Long-term debt	$11,736

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

Stock Options

The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the three months ended March 31, 2012 and 2011 was approximately $1.8 million and $0.8 million, respectively, which is reflected in general and administrative expenses.

Restricted Stock

The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. With the exception of the non-vested shares of restricted stock issued as a result of the Complete acquisition, holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. The Company’s compensation expense related to restricted stock for the three months ended March 31, 2012 and 2011 was approximately $5.7 million and $1.4 million, respectively, which is reflected in general and administrative expenses.

Restricted Stock Units

The Company has issued restricted stock units (RSUs) to its non-employee directors under its stock incentive plans. Annually, each non-employee director is issued a number of RSUs having an aggregate dollar value determined by the Company’s Board of Directors. An RSU represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to RSUs for the three months ended March 31, 2012 and 2011 was approximately $0.8 million and $0.3 million, respectively, which is reflected in general and administrative expenses.

Performance Share Units

The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three-year performance period associated with each PSU grant. The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.” If the participant has met specified continued service requirements, the PSUs will settle in cash or a combination of cash and up to 50% of equivalent value in the Company’s common stock, at the discretion of the compensation committee. The Company’s compensation expense related to all outstanding PSUs for the three months ended March 31, 2012 and 2011 was approximately $2.0 million and $1.1 million, respectively, which is reflected in general and administrative expenses. The Company has recorded a current liability of approximately $7.2 million and $3.8 million at March 31, 2012 and December 31, 2011, respectively, for outstanding PSUs, which is reflected in accrued expenses. Additionally, the Company has recorded a long-term liability of approximately $4.3 million and $6.8 million at March 31, 2012 and December 31, 2011, respectively, for outstanding PSUs, which is reflected in other long-term liabilities. On March 31, 2012, the Company issued approximately 43,259 shares of its common stock related to the three year performance period ended December 31, 2011.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan under which an aggregate of 1,250,000 shares of common stock were reserved for issuance. Under this stock purchase plan, eligible employees can purchase shares of the Company’s common stock at a discount. The Company received approximately $0.8 million and $0.6 million related to shares issued under this plan for the three month periods ended March 31, 2012 and 2011, respectively. For each three month period ended March 31, 2012 and 2011, the Company recorded compensation expense of approximately $0.1 million which is reflected in general and administrative expenses. Additionally, the Company issued approximately 34,000 shares and 20,000 shares in the three month periods ended March 31, 2012 and 2011, respectively, related to this stock purchase plan.

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

Supplemental Executive Retirement Plan

The Company has a supplemental executive retirement plan (SERP). The SERP provides retirement benefits to the Company’s executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant. Under the SERP, the Company will generally make annual contributions to a retirement account based on age and years of service. The Company may also make discretionary contributions to a participant’s account. The Company recorded compensation expense of approximately $1.2 million and $0.4 million in general and administrative expenses for the three month periods ended March 31, 2012 and 2011, respectively.

(5) Inventory and Other Current Assets

Inventory and other current assets includes approximately $133.2 million and $83.1 million of inventory at March 31, 2012 and December 31, 2011, respectively. Our inventory balance at March 31, 2012 consisted of approximately $58.5 million of finished goods, $4.7 million of work-in-process, $4.5 million of raw materials and $65.5 million of supplies and consumables. Our inventory balance at December 31, 2011 consisted of approximately $39.0 million of finished goods, $2.3 million of work-in-process, $5.4 million of raw materials and $36.4 million of supplies and consumables. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) or weighted-average cost methods for finished goods and work-in-process. Supplies and consumables consist principally of products used in our services provided to customers.

Additionally, inventory and other current assets include approximately $132.4 million and $133.4 million of costs incurred and estimated earnings in excess of billings on uncompleted contracts at March 31, 2012 and December 31, 2011, respectively. The Company follows the percentage-of-completion method of accounting for applicable contracts.

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

In March 2011, the Company contributed all of its equity interests in SPN Resources, LLC (SPN Resources) and DBH, LLC (DBH) to Dynamic Offshore, the majority owner of both SPN Resources and DBH, in exchange for a 10% interest in Dynamic Offshore. The Company’s equity interest in Dynamic Offshore is accounted for as an equity-method investment with a balance of approximately $67.8 million and $70.6 million at March 31, 2012 and December 31, 2011, respectively. The Company recorded losses from its equity-method investment in Dynamic Offshore of approximately $0.3 million and $1.1 million for three and one month periods, respectively, ended March 31, 2012 and 2011.

The Company recorded earnings from its equity-method investment in SPN Resources of approximately $0.2 million and recorded earnings from its equity-method investment in DBH of approximately $0.9 million for the two months ended February 28, 2011. The Company also recorded revenue from SPN Resources of approximately $0.3 million and from DBH of approximately $0.9 million for the two months ended February 28, 2011.

The Company, where possible and at competitive rates, provides its products and services to assist Dynamic Offshore in producing and developing its oil and gas properties. The Company had a receivable from Dynamic Offshore of approximately $12.3 million and $9.8 million at March 31, 2012 and December 31, 2011. The Company also recorded revenue from Dynamic Offshore of approximately $15.5 million and $2.2 million for the three and one month periods, respectively, ended March 31, 2012 and 2011. Additionally, the Company has a receivable from Dynamic Offshore of approximately $13.6 million and $14.0 million, respectively, as of March 31, 2012 and December 31, 2011 related to its share of oil and natural gas commodity sales and production handling arrangement fees.

Subsequent Event

On April 17, 2012, SandRidge Energy Inc. (NYSE: SD) (SandRidge) completed its acquisition of Dynamic Offshore, at which time the Company received approximately $34.1 million in cash and approximately 7.0 million shares of SandRidge stock in consideration for its 10% interest in Dynamic Offshore. The Company expects to record a gain in the second quarter of 2012 of approximately $19.0 million as a result of this transaction. In accordance with authoritative guidance related to equity securities, the Company will account for the shares received through this transaction as available-for-sale securities. The shares will be recorded at their fair market value and any unrealized gains or losses will be excluded from earnings and reported as a net amount within accumulated other comprehensive income (loss) within stockholders’ equity and would also be reflected in the consolidated statement of comprehensive income.

(7) Long-Term Contracts

In 2010, the Company’s wholly owned subsidiary, Wild Well Control, Inc. (Wild Well) acquired 100% ownership of Shell Offshore, Inc.’s Gulf of Mexico Bullwinkle platform and its related assets, and assumed the related decommissioning obligations. As part of the asset purchase agreement with Shell Offshore, Inc., Wild Well was required to obtain a $50.0 million performance bond, as well as fund $50.0 million into an escrow account. Included in intangible and other long-term assets, net is escrowed cash of $50.3 million and $50.2 million at March 31, 2012 and December 31, 2011, respectively.

In December 2007, Wild Well entered into contractual arrangements pursuant to which it is decommissioning seven downed oil and gas platforms and related well facilities located in the Gulf of Mexico for a fixed sum of $750 million. The contract contains certain covenants primarily related to Wild Well’s performance of the work. As of March 31, 2012, the work on this project was substantially complete. At March 31, 2012 and December 31, 2011, there were $129.7 million of costs and estimated earnings in excess of billings related to this contract included in other current assets.

(8) Debt

On February 7, 2012, in connection with the Complete acquisition, the Company amended its bank credit facility to increase the revolving borrowing capacity to $600.0 million from $400.0 million, and to include a $400.0 million term loan. The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, commencing on June 30, 2012. Any amounts outstanding on the revolving credit facility and the term loan are due on February 7, 2017. Costs associated with the amended credit facility totaled approximately $24.5 million. These costs have been capitalized and will be amortized over the term of the credit facility.

At March 31, 2012, the Company had no amounts outstanding under the revolving credit facility. The Company had approximately $35.8 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this credit facility. Amounts borrowed under the credit facility bear interest at LIBOR plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal domestic subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At March 31, 2012, the Company was in compliance with all such covenants.

The Company has outstanding $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on June 1st and December 1st of each year through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At March 31, 2012, the Company was in compliance with all such covenants.

The Company has outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At March 31, 2012, the Company was in compliance with all such covenants.

The Company also has outstanding $800 million of 7 1/8% unsecured senior notes due 2021. The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At March 31, 2012, the Company was in compliance with all such covenants.

In connection with the sale of the marine segment, in March 2012 the Company repaid $12.5 million of U.S. Government guaranteed long-term financing (see note 3). The Company paid approximately $4.0 million of make- whole premiums and wrote off approximately $0.7 million of unamortized loan costs as a result of this repayment. These expenses have been reported in discontinued operations, net of income tax in the condensed consolidated statement of operations.

(9) Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding excludes the shares of non-vested restricted stock that were assumed by the Company as a result of the Complete acquisition. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options, conversion of restricted stock units and the vesting of outstanding restricted stock issued in the acquisition of Complete.

Stock options for approximately 850,000 and 180,000 shares were excluded in the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, as the effect would have been anti-dilutive.

(10) Decommissioning Liabilities

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

In connection with the acquisition of Complete in February 2012, the Company assumed approximately $3.6 million of decommissioning liabilities associated with costs to plug saltwater disposal wells at the end of the service lives of the assets, as well as other retirement commitments.

The following table summarizes the activity for the Company’s decommissioning liabilities for the three month periods ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Decommissioning liabilities, December 31, 2011 and 2010, respectively	$123,176	$117,716
Liabilities acquired and incurred	3,573	—
Liabilities settled	(2,661)	—
Accretion	1,741	1,668

Total decommissioning liabilities, March 31, 2012 and 2011, respectively	125,829	119,384
Less: current portion of decommissioning liabilities at March 31, 2012 and 2011, respectively	15,678	17,063

Long-term decommissioning liabilities, March 31, 2012 and 2011, respectively	$110,151	$102,321

(11) Notes Receivable

Notes receivable consist of a commitment from the seller of oil and gas properties towards the abandonment of the acquired property. Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of this obligation totaled $115.0 million and is recorded at present value using an effective interest rate of 6.58%. The related discount is amortized to interest income based on the expected timing of the platform’s removal. The Company recorded interest income related to notes receivable of $1.2 million and $1.1 million for three months ended March 31, 2012 and 2011, respectively.

(12) Segment Information

Business Segments

Prior to the sale of the liftboats and related assets during the first quarter of 2012, the Company had three reportable segments: subsea and well enhancement, drilling products and services, and marine. On March 30, 2012, the Company sold the assets of its marine segment, and the segment’s business has been accounted for as discontinued operations. The subsea and well enhancement segment provides production-related services used to enhance, extend and maintain oil and gas production, which includes hydraulic fracturing, high pressure pumping, cementing, fluid handling and well servicing rigs, coiled tubing, cased hole and mechanical wireline, hydraulic workover and snubbing, production testing and optimization, and specialized pressure control tools and services; stimulation and sand control tools and services, integrated subsea construction and technical engineering solutions, and end-of-life services. The subsea and well enhancement segment also includes production handling arrangements, as well as the production and sale of oil and gas. The drilling products and services segment rents and sells stabilizers, drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. It also provides on-site accommodations and bolting and machining services.

Certain previously reported segment information has been adjusted due to the disposal of the marine segment and the derrick barge from the subsea and well enhancement segment. The operating results and the loss on the sale of the marine segment and the derrick barge have been accounted for as discontinued operations. Summarized financial information for the Company’s segments for the three months ended March 31, 2012 and 2011 is shown in the following tables (in thousands):

Three Months Ended March 31, 2012

	Subsea and	Drilling
	Well	Products and		Consolidated
	Enhancement	Services	Unallocated	Total
Revenues	$777,480	$189,357	$—	$966,837
Cost of services (exclusive of items shown separately below)	484,201	62,566	—	546,767
Depreciation, depletion, amortization and accretion	66,436	36,160	—	102,596
General and administrative expenses	142,619	33,402	—	176,021

Income from operations	84,224	57,229	—	141,453
Interest income (expense), net	1,181	—	(30,987)	(29,806)
Losses from equity-method investments, net	—	—	(287)	(287)

Income (loss) from continuing operations before income taxes	$85,405	$57,229	$(31,274)	$111,360

Three Months Ended March 31, 2011

	Subsea and	Drilling
	Well	Products and		Consolidated
	Enhancement	Services	Unallocated	Total
Revenues	$256,727	$128,270	$—	$384,997
Cost of services (exclusive of items shown separately below)	170,325	46,697	—	217,022
Depreciation, depletion, amortization and accretion	25,261	30,563	—	55,824
General and administrative expenses	54,983	29,632	—	84,615

Income from operations	6,158	21,378	—	27,536
Interest income (expense), net	1,109	—	(13,261)	(12,152)
Earnings from equity-method investments, net	—	—	27	27

Income (loss) from continuing operations before income taxes	$7,267	$21,378	$(13,234)	$15,411

Identifiable Assets

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
March 31, 2012	$6,399,545	$999,262	$—	$69,551	$7,468,358

December 31, 2011	$2,863,550	$947,679	$164,444	$72,472	$4,048,145

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

        Revenues:

	Three Months Ended March 31,
	2012	2011
United States	$795,771	$288,957
Other Countries	171,066	96,040

Total	$966,837	$384,997

        Long-Lived Assets:

	March 31, 2012	December 31, 2011
United States	$2,318,773	$1,060,483
Other Countries	447,537	446,885

Total, net	$2,766,310	$1,507,368

(13) Guarantee

In accordance with authoritative guidance related to guarantees, the Company has assigned an estimated value of $2.6 million at March 31, 2012 and December 31, 2011, which is reflected in other long-term liabilities, related to decommissioning activities in connection with oil and gas properties acquired by SPN Resources prior to its sale to Dynamic Offshore. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event that Dynamic Offshore defaults on the decommissioning liabilities existing at the closing date, the total maximum potential obligation under these guarantees is estimated to be approximately $148.4 million, net of the contractual right to receive payments from third parties, which is approximately $24.6 million, as of March 31, 2012. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled.

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

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2012	Level 1	Level 2	Level 3
Intangible and other long-term assets
Non-qualified deferred compensation assets	$11,183	$820	$10,363	—
Accounts Payable
Non-qualified deferred compensation liabilities	$2,727	—	$2,727	—
Contingent consideration	$6,251	—	$—	$6,251
Other long-term liabilities
Non-qualified deferred compensation liabilities	$12,875	—	$12,875	—

	December 31, 2011	Level 1	Level 2	Level 3
Intangible and other long-term assets
Non-qualified deferred compensation assets	$10,597	$815	$9,782	—
Interest rate swap	$1,904	—	$1,904	—
Accounts Payable
Non-qualified deferred compensation liabilities	$2,790	$—	$2,790	—
Other long-term liabilities
Non-qualified deferred compensation liabilities	$12,975	—	$12,975	—

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

The Company had an interest rate swap agreement for a notional amount of $150 million that was designated as a fair value hedge. In February 2012, the Company sold this interest rate swap to the counterparty for approximately $1.2 million.

Included in the liabilities assumed in the acquisition of Complete was $6.2 million of contingent consideration related to the purchase of a hydraulic fracturing and cementing company in 2011. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow approach at the acquisition date and reporting date. The approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. The fair value is based on the acquired company reaching specific performance metrics over the next two years of operations.

In accordance with authoritative guidance, non-financial assets and non-financial liabilities are remeasured at fair value on a non-recurring basis. In determining estimated fair value of acquired goodwill, we use various sources and types of information, including, but not limited to, quoted market prices, replacement cost estimates, accepted valuation techniques such as discounted cash flows, and existing carrying value of acquired assets. As necessary, we utilize third-party appraisal firms to assist us in determining fair value of inventory, identifiable intangible assets, and any other significant assets or liabilities. During the measurement period and as necessary, we adjust the preliminary purchase price allocation if we obtain more information regarding asset valuations and liabilities assumed.

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company’s long-term debt was approximately $2,089.8 million and $1,749.8 million at March 31, 2012 and December 31, 2011, respectively. The fair value of these debt instruments is determined by reference to the market value of the instrument as quoted in an over-the-counter market.

(15) Derivative Financial Instruments

From time to time, the Company may employ interest rate swaps in an attempt to achieve a more balanced debt portfolio. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company had an interest rate swap agreement for a notional amount of $150 million related to its fixed rate debt maturing in 2014. This transaction was designated as a fair value hedge since the swap hedges against the change in fair value of fixed rate debt resulting from changes in interest rates. The Company recorded a derivative asset of $1.9 million within intangible and other long-term assets in the condensed consolidated balance sheet as of December 31, 2011. The change in fair value of the interest rate swap is included in the adjustments to reconcile net income to net cash provided by operating activities in the condensed consolidated statement of cash flows. In February 2012, the Company sold this interest rate swap to the counterparty for $1.2 million.

The location and effect of the derivative instrument on the condensed consolidated statement of operations for the three months ended March 31, 2011, presented on a pre-tax basis, is as follows (in thousands):

Interest rate swap	Interest expense, net	$516
Hedged item – debt	Interest expense, net	(891)

		$(375)

For the three months ended March 31, 2011, approximately $0.4 million of interest income was related to the ineffectiveness associated with this fair value hedge. Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

Subsequent Event

On April 2, 2012, the Company entered into an interest rate swap for a notional amount of $100 million, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and is obligated to make semi-annual interest payments at a variable rate. The variable interest rate, which is adjusted every 90 days, is based on LIBOR plus a fixed margin and is scheduled to terminate on December 15, 2021.

(16) Income Taxes

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. The Company had approximately $22.3 million and $21.7 million of unrecorded tax benefits at March 31, 2012 and December 31, 2011, respectively, all of which would impact the Company’s effective tax rate if recognized.

In addition to its U.S. federal tax return, the Company files income tax returns in various state and foreign jurisdictions. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2007.

(17) Commitments and Contingencies

The Company’s wholly owned subsidiary, Hallin Marine, is the lessee of a dynamically positioned subsea vessel under a capital lease expiring in 2019 with a 2 year renewal option. Hallin Marine owns a 5% equity interest in the entity that owns this leased asset. The lessor’s debt is non-recourse to the Company. The amount of the asset and liability under this capital lease is recorded at the present value of the lease payments. The vessel’s gross asset value under the capital lease was approximately $37.6 million at inception and accumulated depreciation through March 31, 2012 and December 31, 2011 was approximately $13.2 million and $12.2 million, respectively. At March 31, 2012 and December 31, 2011, the Company had approximately $28.6 million and $29.5 million, respectively, included in other long-term liabilities, and approximately $3.6 million included in accounts payable related to the obligations under this capital lease. The future minimum lease payments under this capital lease are approximately $2.7 million, $3.9 million, $4.2 million, $4.6 million, $5.0 million and $5.4 million for the nine months ending December 31, 2012 and the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively, exclusive of interest at an annual rate of 8.5%. For the three months ended March 31, 2012 and 2011, the Company recorded interest expense of approximately $0.7 million and $0.8 million, respectively, in connection with this capital lease.

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

(18) Related Party Disclosures

The Company believes all transactions with related parties have terms and conditions no less favorable than transactions with unaffiliated parties. Subsequent to the acquisition of Complete, the Company purchases services from companies majority-owned by an officer of one of its subsidiaries. For the three months ended March 31, 2012, these purchases totaled approximately $71.4 million, of which approximately $39.6 million was purchased from ORTEQ Energy Services, a heavy equipment construction company which also manufactures pressuring pumping equipment, approximately $0.1 million was purchased from Ortowski Construction, primarily related to the manufacture of pressure pumping units, approximately $1.9 million was purchased from Resource Transport, approximately $25.3 million was purchased from Texas Specialty Sands, LLC primarily for the purchase of sand used for pressure pumping activities, and approximately $4.5 million was purchased from ProFuel, LLC. As of March 31, 2012, the Company’s trade accounts payable includes amounts due to these companies totaling approximately $37.6 million, of which approximately $21.6 million was due ORTEQ Energy Services, approximately $0.1 was due Ortowski Construction, approximately $1.1 million was due Resource Transport, approximately $12.9 million was due Texas Specialty Sands and approximately $1.9 million was due ProFuel, LLC.

(19) Subsequent Events

In accordance with authoritative guidance, the Company has evaluated and disclosed all material subsequent events that occurred after the balance sheet date, but before financial statements were issued.

(20) Financial Information Related to Guarantor Subsidiaries

SESI, L.L.C. (Issuer), a 100% owned subsidiary of Superior Energy Services, Inc. (Parent), has $500 million of unsecured 6 3/8% senior notes due 2019 and $800 million of unsecured 7 1/8% senior notes due 2021. The Parent, along with certain of its 100% owned domestic subsidiaries, fully and unconditionally guaranteed the senior notes, and such guarantees are joint and several. Domestic income taxes are paid by the Parent through a consolidated tax return and are accounted for by the Parent. The Company has revised the comparative condensed consolidating financial information to reflect the Parent’s and Issuer’s investments in subsidiaries using the equity method. The following tables present the condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011, and the condensed consolidating statements of operations and cash flows for the three months ended March 31, 2012 and 2011.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Balance Sheets

March 31, 2012

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non— Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$50,257	$31,562	$53,939	$—	$135,758
Accounts receivable, net	—	352	886,632	203,570	(54,569)	1,035,985
Prepaid expenses	141	7,543	34,713	30,395	—	72,792
Inventory and other current assets	—	1,799	257,364	19,066	—	278,229

Total current assets	141	59,951	1,210,271	306,970	(54,569)	1,522,764

Property, plant and equipment, net	—	7,305	2,194,197	564,808	—	2,766,310
Goodwill	—	—	2,119,476	385,194	—	2,504,670
Notes receivable	—	—	74,750	—	—	74,750
Intercompany notes receivable	—	—	—	15,000	(15,000)	—
Investments in subsidiaries	1,743,595	3,872,497	195,970	—	(5,812,062)	—
Equity-method investments	—	67,828	—	1,724	—	69,552
Intangible and other long-term assets, net	—	64,843	400,822	64,647	—	530,312

Total assets	$1,743,736	$4,072,424	$6,195,486	$1,338,343	$(5,881,631)	$7,468,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$6,383	$244,427	$111,070	$(48,895)	$312,985
Accrued expenses	95	82,143	158,532	50,427	(6,437)	284,760
Income taxes payable	38,559	—	—	2,305	—	40,864
Deferred income taxes	16,721	—	—	—	—	16,721
Current portion of decommissioning liabilities	—	—	15,678	—	—	15,678
Current maturities of long-term debt	—	20,000	—	—	—	20,000

Total current liabilities	55,375	108,526	418,637	163,802	(55,332)	691,008

Deferred income taxes	672,752	—	—	12,142	—	684,894
Decommissioning liabilities	—	—	107,878	2,273	—	110,151
Long-term debt, net	—	1,978,508	—	—	—	1,978,508
Intercompany notes payable	—	15,000	—	—	(15,000)	—
Intercompany payables/(receivables)	(2,889,199)	197,441	2,529,678	324,982	(162,902)	—
Other long-term liabilities	5,954	29,358	24,574	45,057	—	104,943

Stockholders’ equity:
Preferred stock of $.01 par value	—	—	—	—	—	—
Common stock of $.001 par value	157	—	782	4,212	(4,994)	157
Additional paid in capital	2,832,360	124,271	687,939	680,871	(1,493,081)	2,832,360
Accumulated other comprehensive
income (loss), net	(21,031)	(21,031)	(165)	(21,031)	42,227	(21,031)
Retained earnings (accumulated deficit)	1,087,368	1,640,351	2,426,163	126,035	(4,192,549)	1,087,368

Total stockholders’ equity (deficit)	3,898,854	1,743,591	3,114,719	790,087	(5,648,397)	3,898,854

Total liabilities and stockholders’ equity	$1,743,736	$4,072,424	$6,195,486	$1,338,343	$(5,881,631)	$7,468,358

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Balance Sheets

December 31, 2011

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$29,057	$6,272	$44,945	$—	$80,274
Accounts receivable, net	—	531	437,963	143,444	(41,336)	540,602
Income taxes receivable	—	—	—	698	(698)	—
Prepaid expenses	34	3,893	9,796	20,314	—	34,037
Inventory and other current assets	—	1,796	214,381	12,132	—	228,309

Total current assets	34	35,277	668,412	221,533	(42,034)	883,222

Property, plant and equipment, net	—	2,758	1,096,036	408,574	—	1,507,368
Goodwill	—	—	437,614	143,765	—	581,379
Notes receivable	—	—	73,568	—	—	73,568
Investments in subsidiaries	1,650,049	2,833,659	20,062	—	(4,503,770)	—
Equity-method investments	—	70,614	—	1,858	—	72,472
Intangible and other long-term assets, net	—	828,447	71,625	30,064	—	930,136

Total assets	$1,650,083	$3,770,755	$2,367,317	$805,794	$(4,545,804)	$4,048,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$4,307	$128,996	$86,723	$(41,381)	$178,645
Accrued expenses	164	54,000	105,512	38,503	(605)	197,574
Income taxes payable	1,415	—	—	—	(698)	717
Deferred income taxes	831	—	—	—	—	831
Current portion of decommissioning liabilities	—	—	14,956	—	—	14,956
Current maturities of long-term debt	—	—	—	810	—	810

Total current liabilities	2,410	58,307	249,464	126,036	(42,684)	393,533

Deferred income taxes	285,871	—	—	11,587	—	297,458
Decommissioning liabilities	—	—	108,220	—	—	108,220
Long-term debt, net	—	1,673,351	—	11,736	—	1,685,087
Intercompany payables/(receivables)	(96,989)	356,668	(253,053)	(7,276)	650	—
Other long-term liabilities	5,192	32,380	26,704	45,972	—	110,248
Stockholders’ equity:
Preferred stock of $.01 par value	—	—	—	—	—	—
Common stock of $.001 par value	80	—	—	4,212	(4,212)	80
Additional paid in capital	447,007	124,271	—	517,209	(641,480)	447,007
Accumulated other comprehensive income (loss), net	(26,936)	(26,936)	—	(26,936)	53,872	(26,936)
Retained earnings (accumulated deficit)	1,033,448	1,552,714	2,235,982	123,254	(3,911,950)	1,033,448

Total stockholders’ equity (deficit)	1,453,599	1,650,049	2,235,982	617,739	(4,503,770)	1,453,599

Total liabilities and stockholders’ equity	$1,650,083	$3,770,755	$2,367,317	$805,794	$(4,545,804)	$4,048,145

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended March 31, 2012

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$835,172	$175,052	$(43,387)	$966,837

Cost of services (exclusive of items shown separately below)	—	—	466,413	123,699	(43,345)	546,767
Depreciation, depletion, amortization and accretion	—	191	85,940	16,465	—	102,596
General and administrative expenses	96	59,978	93,209	22,780	(42)	176,021

Income (loss) from operations	(96)	(60,169)	189,610	12,108	—	141,453

Other income (expense):
Interest expense, net	—	(30,483)	1,339	(662)	—	(29,806)
Earnings (losses) from consolidated subsidiaires	87,637	180,551	12,411	—	(280,599)	—
Earnings (losses) from equity-method investments, net	—	(287)	—	—	—	(287)

Income (loss) from continuing operations before income taxes	87,541	89,612	203,360	11,446	(280,599)	111,360

Income taxes	35,547	—	—	5,656	—	41,203

Net income (loss) from continuing operations	51,994	89,612	203,360	5,790	(280,599)	70,157

Discontinued operations, net of income tax	1,926	(1,975)	(13,179)	(3,009)	—	(16,237)

Net income (loss)	$53,920	$87,637	$190,181	$2,781	$(280,599)	$53,920

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Comprehensive Income

Three Months Ended March 31, 2012

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$53,920	$87,637	$190,181	$2,781	$(280,599)	$53,920
Change in cumulative translation adjustment	5,905	5,905	(165)	5,905	(11,645)	5,905

Comprehensive income (loss)	$59,825	$93,542	$190,016	$8,686	$(292,244)	$59,825

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended March 31, 2011 *

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$322,655	$77,701	$(15,359)	$384,997

Cost of services (exclusive of items shown separately below)	—	—	176,845	55,472	(15,295)	217,022
Depreciation, depletion, amortization and accretion	—	128	45,425	10,271	—	55,824
General and administrative expenses	325	18,553	50,270	15,531	(64)	84,615

Income (loss) from operations	(325)	(18,681)	50,115	(3,573)	—	27,536

Other income (expense):
Interest expense, net	—	(12,561)	1,080	(671)	—	(12,152)
Intercompany interest income (expense)	—	6,206	—	(6,206)	—	—
Earnings (losses) from consolidated subsidiaires	23,427	49,706	634	—	(73,767)	—
Earnings (losses) from equity-method investments, net	—	(878)	—	905	—	27

Income (loss) from continuing operations before income taxes	23,102	23,792	51,829	(9,545)	(73,767)	15,411

Income taxes	4,387	—	—	1,147	—	5,534

Net income (loss) from continuing operations	18,715	23,792	51,829	(10,692)	(73,767)	9,877

Discontinued operations, net of income tax	(3,212)	(365)	9,249	(46)	—	5,626

Net income (loss)	$15,503	$23,427	$61,078	$(10,738)	$(73,767)	$15,503

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Comprehensive Income

Three Months Ended March 31, 2011 *

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$15,503	$23,427	$61,078	$(10,738)	$(73,767)	$15,503
Change in cumulative translation adjustment	7,855	7,855	—	7,855	(15,710)	7,855

Comprehensive income (loss)	$23,358	$31,282	$61,078	$(2,883)	$(89,477)	$23,358

*	As adjusted for discontinued operations

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2012

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$53,920	$87,637	$190,181	$2,781	$(280,599)	$53,920
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	191	87,047	16,603	—	103,841
Deferred income taxes	(12,133)	—	—	1,154	—	(10,979)
Excess tax benefit from stock-based compensation	(843)	—	—	—	—	(843)
Stock-based and performance share unit compensation expense	—	10,591	—	—	—	10,591
Retirement and deferred compensation plan expense	—	621	—	—	—	621
(Earnings) losses from consolidated subsidiaries	(87,637)	(180,551)	(12,411)	—	280,599	—
(Earnings) losses from equity-method investments, net of cash received	—	2,787	—	134	—	2,921
Amortization of debt acquisition costs and note discount	—	2,210	—	—	—	2,210
Loss on sale of businesses	—	—	6,649	—	—	6,649
Other reconciling items, net	—	5,373	(2,288)	396	—	3,481
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	179	(63,263)	(1,079)	—	(64,163)
Inventory and other current assets	—	(3)	(13,150)	(2,715)	—	(15,868)
Accounts payable	—	2,076	13,060	13,300	—	28,436
Accrued expenses	(69)	22,717	(74,489)	(4,505)	—	(56,346)
Decommissioning liabilities	—	—	(2,661)	—	—	(2,661)
Income taxes	39,080	—	—	(271)	—	38,809
Other, net	(108)	(3,749)	1,903	(4,608)	—	(6,562)

Net cash provided by (used in) operating activities	(7,790)	(49,921)	130,578	21,190	—	94,057

Cash flows from investing activities:
Payments for capital expenditures	—	(4,738)	(238,448)	(30,059)	—	(273,245)
Acquisitions of businesses, net of cash acquired	—	(1,229,327)	106,952	84,134	—	(1,038,241)
Change in restricted cash held for acquisition of business	—	785,280	—	—	—	785,280
Cash proceeds from sale of businesses	—	185,912	—	—	—	185,912
Other	—	—	2,603	702	—	3,305
Intercompany receivables/payables	(5,739)	36,370	23,605	(54,236)	—	—

Net cash used in investing activities	(5,739)	(226,503)	(105,288)	541	—	(336,989)

Cash flows from financing activities:
Net (payments) borrowings from revolving line of credit	—	(75,000)	—	—	—	(75,000)
Proceeds from long-term debt	—	400,000	—	—	—	400,000
Principal payments on long-term debt	—	—	—	(12,546)	—	(12,546)
Payment of debt acquisition costs	—	(25,011)	—	—	—	(25,011)
Proceeds from exercise of stock options	12,256	—	—	—	—	12,256
Excess tax benefit from stock-based compensation	843	—	—	—	—	843
Proceeds from issuance of stock through employee benefit plans	819	—	—	—	—	819
Other	(389)	(2,365)	—	(856)	—	(3,610)

Net cash provided by (used in) financing activities	13,529	297,624	—	(13,402)	—	297,751

Effect of exchange rate changes on cash	—	—	—	665	—	665

Net increase in cash and cash equivalents	—	21,200	25,290	8,994	—	55,484
Cash and cash equivalents at beginning of period	—	29,057	6,272	44,945	—	80,274

Cash and cash equivalents at end of period	$—	$50,257	$31,562	$53,939	—	$135,758

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Three Months Ended March 31, 2011

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$15,503	$23,427	$61,078	$(10,738)	$(73,767)	$15,503
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	128	48,691	10,544	—	59,363
Deferred income taxes	2,967	—	—	(194)	—	2,773
Excess tax benefit from stock-based compensation	(5,078)	—	—	—	—	(5,078)
Stock-based and performance share unit compensation expense	—	3,686	—	—	—	3,686
Retirement and deferred compensation plan expense	—	123	—	—	—	123
(Earnings) losses from consolidated subsidiaries	(23,427)	(49,706)	(634)	—	73,767	—
(Earnings) losses from equity-method investments, net of cash received	—	878	—	(905)	—	(27)
Amortization of debt acquisition costs and note discount	—	6,255	—	—	—	6,255
Gain on sale of businesses	—	—	(2,674)	—	—	(2,674)
Other reconciling items, net	—	(374)	(1,108)	—	—	(1,482)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	(3,043)	67,549	14,328	—	78,834
Inventory and other current assets	—	(17)	(3,096)	98	—	(3,015)
Accounts payable	—	(219)	1,930	(4,016)	—	(2,305)
Accrued expenses	12	(6,365)	(4,670)	(2,122)	—	(13,145)
Income taxes	(2,436)	—	—	(122)	—	(2,558)
Other, net	(46)	859	1,705	(826)	—	1,692

Net cash provided by (used in) operating activities	(12,505)	(24,368)	168,771	6,047	—	137,945
Cash flows from investing activities:
Payments for capital expenditures	—	—	(78,773)	(29,806)	—	(108,579)
Cash proceeds from sale of businesses	—	—	5,762	—	—	5,762
Other	—	—	(1,974)	—	—	(1,974)
Intercompany receivables/payables	646	66,043	(97,368)	30,679	—	—

Net cash provided by (used in) investing activities	646	66,043	(172,353)	873	—	(104,791)
Cash flows from financing activities:
Net (payments) borrowings from revolving line of credit	—	(19,000)	—	—	—	(19,000)
Proceeds from exercise of stock options	6,147	—	—	—	—	6,147
Excess tax benefit from stock-based compensation	5,078	—	—	—	—	5,078
Proceeds from issuance of stock through employee benefit plans	634	—	—	—	—	634
Other	—	(5,830)	—	(721)	—	(6,551)

Net cash provided by (used in) financing activities	11,859	(24,830)	—	(721)	—	(13,692)
Effect of exchange rate changes on cash	—	—	—	893	—	893

Net increase (decrease) in cash and cash equivalents	—	16,845	(3,582)	7,092	—	20,355
Cash and cash equivalents at beginning of period	—	—	5,493	45,234	—	50,727

Cash and cash equivalents at end of period	$—	$16,845	$1,911	$52,326	$—	$71,082

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current market and industry conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include but are not limited to: risks inherent in acquiring businesses, including the ability to successfully integrate Complete’s operations into our legacy operations and the costs incurred in doing so; the effect of regulatory programs and environmental matters on the Company’s performance, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping services; risks associated with business growth outpacing the capabilities of our infrastructure and workforce; risks associated with the uncertainty of macroeconomic and business conditions worldwide; the cyclical nature and volatility of the oil and gas industry, including the level of offshore exploration, production and development activity and the volatility of oil and gas prices; changes in competitive factors affecting the Company’s operations; political, economic and other risks and uncertainties associated with international operations; the lingering impact on exploration and production activities in the United States coastal waters following the Deepwater Horizon incident; the impact that unfavorable or unusual weather conditions could have on our operations; the potential shortage of skilled workers; the Company’s dependence on certain customers; the risks inherent in long-term fixed-price contracts; and, operating hazards, including the significant possibility of accidents resulting in personal injury, property damage or environmental damage. These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, including for example the market prices of oil and natural gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, during the quarter, we may make changes to our business plans that could or will affect our results for the quarter. We do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Executive Summary

On February 7, 2012, we closed on our acquisition of Complete Production Services, Inc. (Complete). Our first quarter includes results from the former Complete businesses commencing on February 8, 2012. Given the substantial nature of this acquisition and its impact on our financial performance, comparisons between our consolidated first quarter of 2012 results and prior periods are not very meaningful.

For the quarter ended March 31, 2012, revenue was $966.8 million, net income from continuing operations was $70.2 million and diluted earnings per share from continuing operations was $0.55. The results include $29.0 million in transaction-related expenses and $3.1 million in unrealized pre-tax losses from hedging contracts at our equity-method investments. Discontinued operations reflect the operating results and the losses associated with the sale of the liftboats and related assets comprising the marine segment and the sale of the derrick barge within the subsea and well enhancement segment during the first quarter of 2012. Net income for the first quarter was $53.9 million, or $0.42 per diluted share.

In an effort to identify performance trends, the paragraphs below reflect contributions from Complete and our legacy products and services. Complete’s legacy products and services contributed $397.4 million of revenue and $83.7 million of income from operations during the first quarter of 2012. These results are included in our subsea and well enhancement segment.

Subsea and well enhancement segment revenue was $777.5 million and income from operations was $84.2 million, which includes $29.0 million in transaction-related expenses. Our products and services (excluding Complete) contributed $380.1 million in revenue. Sequentially, U.S. land revenue for these legacy products and services increased 3% due to increased demand for coiled tubing and pressure control tools and services. Gulf of Mexico revenue decreased 6% sequentially due to typical seasonal factors, which resulted in reduced activity levels for intervention and end-of-life services. International revenue decreased 10% sequentially due primarily to a seasonal reduction in activity for subsea construction services in southeast Asia.

In our drilling products and services segment, revenue was $189.4 million, an 11% increase as compared with the fourth quarter of 2011, and income from operations was $57.2 million, a 31% increase from the fourth quarter of 2011. Our domestic land revenue increased 15% to $91 million from the fourth quarter of 2011 primarily due to increased demand for premium drill pipe. Gulf of Mexico revenue increased 15% to $50.8 million from the fourth quarter of 2011 due to an increase in rentals of bottom hole assemblies, premium drill pipe and other surface tools. Revenue from the international markets increased 1% sequentially to $47.5 million.

Comparison of the Results of Operations for the Three Months Ended March 31, 2012 and 2011

For the three months ended March 31, 2012, our revenues were $966.8 million, resulting in net income from continuing operations of $70.2 million, or $0.55 diluted earnings per share from continuing operations. For the three months ended March 31, 2011, revenues were $385.0 million and net income from continuing operations was $9.9 million, or $0.12 diluted earnings per share from continuing operations. Revenues for the three months ended March 31, 2012 were substantially higher in the subsea and well enhancement segment primarily due to the contribution of $397.4 million from the legacy Complete businesses, coupled with increases in demand for coiled tubing services, subsea intervention, hydraulic workover and snubbing, and completion tools and services. Revenue also increased in the drilling products and services segment primarily due to increased rentals of stabilization equipment and premium drill pipe.

The following table compares our operating results for the three months ended March 31, 2012 and 2011 (in thousands). Cost of services excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue			Cost of Services
	2012	2011	Change	2012	%	2011	%	Change
Subsea and Well Enhancement	$777,480	$256,727	$520,753	$484,201	62%	$170,325	66%	$313,876
Drilling Products and Services	189,357	128,270	61,087	62,566	33%	46,697	36%	15,869

Total	$966,837	$384,997	$581,840	$546,767	57%	$217,022	56%	$329,745

The following provides a discussion of our results on a segment basis:

Subsea and Well Enhancement

Revenue from our subsea and well enhancement segment was $777.5 million for the three months ended March 31, 2012, as compared with $256.7 million for the same period in 2011. The cost of services percentage decreased to 62% of segment revenue for the three months ended March 31, 2012 from 66% for the same period in 2011. This segment’s revenue increase is attributable to the contribution of $397.4 million from the legacy Complete businesses, and to increases in demand in many of our legacy product service lines, including coiled tubing, hydraulic workover and snubbing, and subsea intervention. Revenue from our domestic land market area attributable to our legacy businesses increased approximately 52%, primarily related to increased demand for well control, coiled tubing, wireline and pressure pumping services. Revenue from our international market areas increased approximately 80% primarily related to increase in demand for hydraulic workover and snubbing services, completion tools and services, and subsea construction and intervention. Revenue from our Gulf of Mexico market area increased approximately 21% primarily due to an increase in demand for completion tools and services and end-of life-services, and an increase in oil and gas sales revenue due to increased production and higher commodity pricing.

Drilling Products and Services Segment

Revenue from our drilling products and services segment for the three months ended March 31, 2012 was $189.4 million, as compared to $128.3 million for the same period in 2011. Cost of rentals and sales decreased to 33% of segment revenue for the three months ended March 31, 2012 as compared to 36% for the same period in 2011. Revenue in our domestic land market area increased approximately 44% for the three month period ended March 31, 2012 over the same period in 2011. The increase in revenue for this geographic market area is primarily related to an increase in rentals of specialty tubulars and accommodation units. Revenue generated from our international market areas increased 21% in the quarter ended March 31, 2012 over to the same period in 2011 primarily due to increases in rental of premium drill pipe. Revenue from our Gulf of Mexico market nearly doubled due to substantial increases in rentals of stabilization equipment and premium drill pipe as a result of the ongoing recovery of the deepwater market.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $102.6 million in the three months ended March 31, 2012 from $55.8 million for the same period in 2011. Depreciation, depletion, amortization and accretion expense related to our subsea and well enhancement segment for the three months ended March 31, 2012 increased approximately $41.2 million from the same period in 2011. This increase is primarily due to the Complete acquisition, along with 2011 and 2012 capital expenditures. Depreciation and amortization expense increased within our drilling products and services segment by $5.6 million, or 18%, due to 2011 and 2012 capital expenditures.

General and Administrative Expenses

General and administrative expenses increased to $176.0 million for the three months ended March 31, 2012 from $84.6 million for the same period in 2011. The increase is primarily related to the Complete acquisition, including acquisition related expenses of approximately $28.7 million, coupled with additional infrastructure to support our growth strategy.

Liquidity and Capital Resources

In the three months ended March 31, 2012, we generated net cash from operating activities of $94.1 million as compared to $137.9 million in the same period of 2011. Our primary liquidity needs are for working capital and to fund capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under our revolving credit facility. We had cash and cash equivalents of $135.8 million at March 31, 2012 compared to $80.3 million at December 31, 2011. At March 31, 2012, approximately $41.6 million of our cash balance was held outside the United States. Cash balances held in foreign jurisdictions can be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. The Company has not provided United States income tax expense on earnings of its foreign subsidiaries, other than foreign subsidiaries acquired in the Complete acquisition, because it expects to reinvest the undistributed earnings indefinitely.

On February 15, 2012, we sold a derrick barge for approximately $44.5 million, inclusive of selling costs. On March 30, 2012, we sold 18 liftboats and related assets comprising our marine segment for approximately $141.4 million, inclusive of estimated working capital, subject to adjustment, and selling costs. In connection with the sale, the Company repaid $12.5 million in U.S. Government guaranteed long-term financing. The Company paid approximately $4.0 million of make-whole premiums as a result of this repayment. A portion of the proceeds from these dispositions was used the pay off our revolving credit facility balance. Subsequent to March 31, 2012, we received approximately $34.1 million in cash as partial consideration for our 10% interest in Dynamic Offshore. As a result of these dispositions, the deferred tax liabilities previously recorded to reflect financial accounting and tax accounting differences will reverse and cause current tax payables. We estimate that the tax due on these transactions will be approximately $74.0 million.

We spent $273.2 million of cash on capital expenditures during the three months ended March 31, 2012. Approximately $193.8 million was used to expand and maintain our drilling products and services equipment inventory and approximately $77.5 million was used to expand and maintain the asset base of our subsea and well enhancement segment.

On February 7, 2012, in connection with the Complete acquisition, the Company amended its bank credit facility to increase the revolving borrowing capacity to $600 million from $400 million, and to include a $400 million term loan. The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, commencing on June 30, 2012. Any amounts outstanding on the bank revolving credit facility and the term loan are due on February 7, 2017. At March 31, 2012 and April 30, 2012, we had no amounts outstanding under the revolving credit facility. We had $35.7 million of letters of credit outstanding at April 30, 2012, which reduces our borrowing capacity under this credit facility. Borrowings under the bank credit facility bear interest at LIBOR plus margins that depend on our leverage ratio. Indebtedness under the bank credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries. The bank credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness.

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

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021. The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions.

Our current long-term issuer credit rating is BB+ by Standard and Poor’s (S&P) and Ba2 by Moody’s. S&P revised its outlook on our company to positive from stable, as well as affirmed their BB+ corporate credit rating.

The following table summarizes our projected contractual cash obligations and commercial commitments at March 31, 2012 (amounts in thousands). We do not have any other material obligations or commitments.

Description	Remaining Nine Months 2012	2013	2014	2015	2016	Thereafter
Long-term debt, including estimated interest payments	$141,549	$146,488	$435,275	$124,063	$123,163	$1,971,289
Capital lease obligations, including estimated interest payments	4,669	6,225	6,225	6,225	6,225	12,969
Decommissioning liabilities, undiscounted	12,387	10,276	8,793	5,276	6,276	131,642
Operating leases	45,989	35,648	22,598	13,520	9,977	32,356
Vessel construction	44,750	—	—	—	—	—
Other long-term liabilities	—	16,607	9,839	10,909	8,287	30,745

Total	$249,344	$215,244	$482,730	$159,993	$153,928	$2,179,001

We currently believe that we will spend approximately $775 million to $825 million on capital expenditures, excluding acquisitions, during the remaining nine months of 2012. We believe that our current working capital, cash generated from our operations and availability under our revolving credit facility will provide sufficient funds for our identified capital projects.

We are currently constructing a compact semi-submersible vessel. This vessel is designed for both shallow and deepwater conditions and will be capable of performing subsea construction, inspection, repairs and maintenance work, as well as subsea light well intervention and abandonment work. This vessel is expected to delivered during the fourth quarter of 2012.

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

Off-Balance Sheet Financing Arrangements

We have no off-balance sheet financing arrangements other than potential additional consideration that may be payable as a result of the future operating performances of certain acquisitions. At March 31, 2012, the maximum additional consideration payable for these acquisitions was approximately $3.0 million. Since these acquisitions occurred before we adopted the revised authoritative guidance for business combinations, these amounts are not classified as liabilities and are not reflected in our financial statements until the amounts are fixed and determinable. When amounts are determined, they are capitalized as part of the purchase price of the related acquisition. We do not have any other financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.

In accordance with authoritative guidance related to guarantees, the Company has assigned an estimated value of $2.6 million at March 31, 2012 and December 31, 2011, which is reflected in other long-term liabilities, related to decommissioning activities in connection with oil and gas properties acquired by SPN Resources prior to its sale to Dynamic Offshore. We believe that the likelihood of being required to perform these guarantees is remote. In the unlikely event that Dynamic Offshore defaults on the decommissioning liabilities existing at the closing date, the total maximum potential obligation under these guarantees is estimated to be approximately $148.4 million, net of the contractual right to receive payments from third parties, which is approximately $24.6 million, as of March 31, 2012. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled by Dynamic Offshore.

Hedging Activities

In April 2012, we entered into an interest rate swap for a notional amount of $100 million, whereby we are entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and are obligated to make semi-annual interest payments at a variable rate. The variable interest rate, which is adjusted every 90 days, is based on LIBOR plus a fixed margin and is scheduled to terminate on December 15, 2021.

From time to time, we enter into forward foreign exchange contracts to mitigate the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. As of March 31, 2012 we had no outstanding foreign currency forward contracts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign currency exchange, interest rates, equity prices, and oil and gas prices as discussed below.

Foreign Currency Exchange Rates

Because we operate in a number of countries throughout the world, we conduct a portion of our business in currencies other than the U.S. dollar. The functional currency for our international operations, other than certain operations in the United Kingdom, Europe and Canada, is the U.S. dollar, but a portion of the revenues from our foreign operations is paid in foreign currencies. The effects of foreign currency fluctuations are partly mitigated because local expenses of such foreign operations are also generally denominated in the same currency. We continually monitor the currency exchange risks associated with all contracts not denominated in the U.S. dollar. Any gains or losses associated with such fluctuations have not been material.

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

When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. As of March 31, 2012, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At March 31, 2012, our debt (exclusive of discounts), was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Bank credit facility term loan due 2017	$—	$400,000
6.875% Senior notes due 2014	300,000	—
6.375% Senior notes due 2019	500,000	—
7.125% Senior notes due 2021	800,000	—

Total Debt	$1,600,000	$400,000

Based on the amount of this debt outstanding at March 31, 2012, a 10% increase in the variable interest rate would increase our interest expense for the three months ended March 31, 2012 by approximately $0.5 million, while a 10% decrease would decrease our interest expense by approximately $0.5 million.

Commodity Price Risk

Our revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.

For additional discussion of the notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Part I, Item 2 above.

Item 4. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b.	Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On February 7, 2012, we acquired Complete. For purposes of determining the effectiveness of our disclosure controls and procedures and any change in our internal control over financial reporting for the period covered by this quarterly report of Form 10-Q, management has excluded Complete from its evaluation of these matters. The acquired business represented approximately 48% of our consolidated total assets at March 31, 2012. Management will continue to evaluate the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Integrated Production Services, Inc. (“IPS”), a Complete legacy subsidiary, was named in one count Misdemeanor Information, case number CR-11-00068, filed in the U.S. District Court for the Eastern District of Oklahoma on September 26, 2011, relating to an alleged violation of the Clean Water Act. IPS submitted a guilty plea on March 1, 2012, and pursuant to a written agreement with the U.S. Department of Justice, IPS has paid a fine in the amount of $140,000 and $22,000 as community service to the Oklahoma Department of Wildlife Conservation. In addition, IPS will serve two years of probation, during which IPS shall implement an Environmental Compliance Program at a cost of no less than $38,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 – 31, 2012	75,067	$28.44
February 1 – 29, 2012	2,695	$27.75
March 1 – 31, 2012	5,813	$26.72
January 1, 2012 through March 31, 2012	83,575	$28.30

(1)	Through our stock incentive plans, 83,575 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock.

Item 6. Exhibits

(a) The following exhibits are filed with this Form 10-Q:

2.1	Agreement and Plan of Merger Agreement and Plan of Merger, dated October 9, 2011, by and among Superior Energy Services, Inc., SPN Fairway Acquisition, Inc. and Complete Production Services, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed October 12, 2011).

3.1	Composite Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K filed on February 28, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 12, 2012).

4.1	Supplemental Indenture, dated as of February 29, 2012, among Superior Energy Services, Inc., SESI, L.L.C., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. in connection with the May 22, 2006 Indenture (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 1, 2012).

4.2	Supplemental Indenture, dated as of February 29, 2012, among Superior Energy Services, Inc., SESI, L.L.C., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. in connection with the April 27, 2011 Indenture (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed on March 1, 2012).

4.3	Supplemental Indenture, dated as of February 29, 2012, among Superior Energy Services, Inc., SESI, L.L.C., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. in connection with the December 6, 2011 Indenture (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed on March 1, 2012).

4.4	Supplemental Indenture, dated as of May 8, 2012, among Superior Energy Services, Inc., SESI, L.L.C., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., in connection with the
May 22, 2006 Indenture (incorporated herein by reference to Exhibit 4.1 to the Company’s form 8-K filed May 8,
2012).
4.5	Supplemental Indenture, dated as of May 8, 2012, among Superior Energy Services, Inc., SESI, L.L.C., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., in connection with the
April 27, 2011 Indenture (incorporated herein by reference to Exhibit 4.2 to the Company’s form 8-K filed May 8,
2012).
4.6

Supplemental Indenture, dated as of May 8, 2012, among Superior Energy Services, Inc., SESI, L.L.C., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., in connection with the
December 6, 2011 Indenture (incorporated herein by reference to Exhibit 4.2 to the Company’s form 8-K filed
May 8, 2012).

10.1	Third Amended and Restated Credit Agreement dated as of February 7, 2012, among Superior Energy Services, Inc., SESI, L.L.C., JPMorgan Chase Bank, N.A., and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 8, 2012).

31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this Form 10-Q
**	Furnished with Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date: May 10, 2012	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)