Form 10-Q
period 2012-06-30
SUPERIOR ENERGY SERVICES INC
filed 2012-08-06
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of the registrant’s common stock outstanding on July 31, 2012 was 157,143,974.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

(in thousands, except share data)

	6/30/2012	12/31/2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$143,037	$80,274
Accounts receivable, net of allowance for doubtful accounts of $21,369 and $17,484 at June 30, 2012 and December 31, 2011, respectively	1,065,030	540,602
Prepaid expenses	86,734	34,037
Inventory and other current assets	286,788	228,309

Total current assets	1,581,589	883,222

Property, plant and equipment, net of accumulated depreciation and depletion of $1,103,430 and $970,137 at June 30, 2012 and December 31, 2011, respectively	2,922,793	1,507,368
Goodwill	2,503,401	581,379
Notes receivable	43,432	73,568
Available-for-sale securities	47,113	—
Equity-method investments	—	72,472
Intangible and other long-term assets, net of accumulated amortization of $34,861 and $20,123 at June 30, 2012 and December 31, 2011, respectively	505,489	930,136

Total assets	$7,603,817	$4,048,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$281,257	$178,645
Accrued expenses	290,809	197,574
Income taxes payable	118,163	717
Deferred income taxes	3,907	831
Current portion of decommissioning liabilities	—	14,956
Current maturities of long-term debt	20,000	810

Total current liabilities	714,136	393,533

Deferred income taxes	680,268	297,458
Decommissioning liabilities	89,911	108,220
Long-term debt, net	1,973,669	1,685,087
Other long-term liabilities	106,086	110,248
Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $0.001 par value.
Authorized—250,000,000, Issued—157,127,169, Outstanding—157,656,473 at June 30, 2012
Authorized—125,000,000, Issued and Outstanding, 80,425,443 at December 31, 2011	157	80
Additional paid in capital	2,840,215	447,007
Accumulated other comprehensive loss, net	(29,846)	(26,936)
Retained earnings	1,229,221	1,033,448

Total stockholders’ equity	4,039,747	1,453,599

Total liabilities and stockholders’ equity	$7,603,817	$4,048,145

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2012 and 2011

(in thousands, except per share data) (unaudited)

	Three Months		Six Months
	2012	2011 *	2012	2011 *
Revenues	$1,243,319	$479,893	$2,210,156	$864,890
Costs and expenses:
Cost of services (exclusive of items shown separately below)	711,284	250,667	1,258,051	467,689
Depreciation, depletion, amortization and accretion	135,516	60,020	238,112	115,844
General and administrative expenses	157,519	93,815	333,540	178,430

Income from operations	239,000	75,391	380,453	102,927

Other income (expense):
Interest expense, net	(30,177)	(16,263)	(59,983)	(28,415)
Earnings (losses) from equity-method investments, net	—	5,499	(287)	5,526
Gain on sale of equity-method investments	17,880	—	17,880	—

Income from continuing operations before income taxes	226,703	64,627	338,063	80,038
Income taxes	83,880	23,252	125,083	28,786

Net income from continuing operations	142,823	41,375	212,980	51,252

Income (loss) from discontinued operations, net of income tax	(970)	6,734	(17,207)	12,360

Net income	$141,853	$48,109	$195,773	$63,612

Earnings (loss) per share information:
Continuing operations	$0.91	$0.52	$1.51	$0.65
Discontinued operations	(0.01)	0.08	(0.12)	0.15

Basic earnings per share	$0.90	$0.60	$1.39	$0.80

Continuing operations	$0.90	$0.51	$1.49	$0.63
Discontinued operations	(0.01)	0.08	(0.12)	0.16

Diluted earnings per share	$0.89	$0.59	$1.37	$0.79

Weighted average common shares used in computing earnings per share:
Basic	157,017	79,744	141,282	79,385
Incremental common shares from stock based compensation	1,615	1,510	1,810	1,639

Diluted	158,632	81,254	143,092	81,024

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2012 and 2011

(in thousands) (unaudited)

	Three Months		Six Months
	2012	2011 *	2012	2011 *
Net income	$141,853	$48,109	$195,773	$63,612
Unrealized net loss on investment securities, net of tax benefit of $1,668	(2,839)	—	(2,839)	—
Change in cumulative translation adjustment	(5,976)	711	(71)	8,566

Comprehensive income	$133,038	$48,820	$192,863	$72,178

See accompanying notes to consolidated financial statements.

*As adjusted for discontinued operations

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011

(in thousands)

(unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$195,773	$63,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	239,357	122,677
Deferred income taxes	(11,395)	8,895
Excess tax benefit from stock-based compensation	(1,279)	(10,262)
Gain on sale of equity-method investment	(17,880)	—
Stock based and performance share unit compensation expense	13,725	4,888
Retirement and deferred compensation plan expense	1,412	486
(Earnings) losses from equity-method investments, net of cash received	2,954	(3,989)
Amortization of debt acquisition costs and note discount	4,846	12,700
(Gain) loss sale of businesses	6,649	(8,558)
Other reconciling items, net	6,222	(3,006)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(94,803)	16,773
Inventory and other current assets	(24,494)	10,665
Accounts payable	24,512	952
Accrued expenses	(60,877)	10,609
Decommissioning liabilities	(4,578)	—
Income taxes	101,372	3,046
Other, net	(16,011)	(1,498)

Net cash provided by operating activities	365,505	227,990
Cash flows from investing activities:
Payments for capital expenditures	(588,182)	(216,682)
Purchases of short-term investments, net	—	(164,130)
Change in restricted cash held for acquisition of business	785,280	—
Acquisitions of businesses, net of cash acquired	(1,039,238)	—
Cash proceeds from sale of businesses	185,912	22,349
Cash proceeds from sale of equity-method investment	34,087	—
Other	24,949	(6,134)

Net cash used in investing activities	(597,192)	(364,597)
Cash flows from financing activities:
Net payments on revolving line of credit	(75,000)	(175,000)
Proceeds from issuance of long-term debt	400,000	500,000
Principal payments on long-term debt	(17,546)	(405)
Payment of debt acquisition costs	(25,091)	(9,363)
Proceeds from exercise of stock options	13,652	10,129
Excess tax benefit from stock-based compensation	1,279	10,262
Proceeds from issuance of stock through employee benefit plans	1,406	1,223
Other	(4,583)	(7,629)

Net cash provided by financing activities	294,117	329,217
Effect of exchange rate changes on cash	333	777

Net increase in cash and cash equivalents	62,763	193,387

Cash and cash equivalents at beginning of period	80,274	50,727

Cash and cash equivalents at end of period	$143,037	$244,114

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012

(1) Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, except the portions updated by the Current Report on Form 8-K filed with the Securities Exchange Commission on June 15, 2012, and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and six months ended June 30, 2012 and 2011 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first half of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2012 presentation.

(2) Acquisitions

Complete Production Services

On February 7, 2012, the Company acquired Complete Production Services, Inc. (Complete) in a cash and stock merger transaction valued at approximately $2,914.8 million. Complete focuses on providing specialized completion and production services and products that help oil and gas companies develop hydrocarbon reserves, reduce costs and enhance production. Complete’s operations are located throughout the United States and Mexico. The acquisition of Complete substantially expanded the size and scope of services of the Company. Management believes that this acquisition positions the combined company to be better equipped to compete with the larger oilfield service companies and to expand internationally. All of Complete’s operations have been reported in the subsea and well enhancement segment.

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

The transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The Company has not finalized the determination of the fair values of the assets acquired and liabilities assumed and, therefore, the fair values set forth are subject to adjustment as the valuations are completed. Under U.S. GAAP, companies have up to one year following an acquisition to finalize acquisition accounting. The following table summarizes the consideration paid and the provisional fair value of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Assets:
Current assets	$751,706
Property, plant and equipment	1,223,448
Goodwill	1,922,277
Intangible and other long-term assets	370,377

Liabilities:
Current liabilities	236,986
Deferred income taxes	435,904
Other long-term liabilities	4,125

Net assets acquired	$3,590,793

Included in current assets acquired is approximately $214.6 million of cash, and accounts receivable, including unbilled receivables, with a fair value of approximately $443.7 million. The gross amount due from customers is approximately $449.0 million, of which approximately $5.3 million is deemed to be doubtful.

Property, Plant and Equipment

A step-up adjustment of approximately $45.8 million was recorded to present property, plant and equipment acquired at its estimated fair value. The preliminary weighted average useful life used to calculate depreciation of the step-up related to property, plant and equipment is approximately 5 years.

Goodwill

Goodwill of approximately $1,922.3 million was recognized as a result of this acquisition and was calculated as the excess of the consideration paid over the net assets recognized and represents future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It includes access to new product and service offerings, an experienced management team and workforce, and other benefits that the Company believes will result from the combination of the operations, and any other intangible assets that do not qualify for separate recognition. None of the goodwill related to this acquisition will be deductible for tax purposes. All of the goodwill has been assigned to the subsea and well enhancement segment.

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

Acquisition Related Expenses

Acquisition related expenses totaled approximately $33.5 million, of which approximately $29.0 million was recorded in the six months ended June 30, 2012 and the remainder was recorded in the three months ended December 31, 2011. These acquisition related costs include expenses directly related to acquiring Complete, and have been recorded in general and administrative expenses.

Current Earnings and Pro Forma Impact of Acquisitions

The revenue and earnings related to Complete and certain other acquisitions included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2012, and the revenue and earnings of the Company on a consolidated basis as if these acquisitions had occurred on January 1, 2011, are as follows (in thousands, except per share amounts). The earnings related to Complete and certain other acquisitions included in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2012 do not include interest expense or other corporate costs. The pro forma results include (i) the amortization associated with the acquired intangible assets, (ii) additional depreciation expense related to adjustments to property, plant and equipment, (iii) additional interest expense associated with debt used to fund a portion of the Complete acquisition, (iv) a reduction to interest expense associated with repayment of Complete’s debt, and (v) operating results of certain acquisitions of Complete, including costs directly related to these acquisitions. For the six months ended June 30, 2012, these pro forma results exclude approximately $77.1 million of non-recurring expenses, of which $48.4 million was recorded by Complete prior to February 7, 2012. These nonrecurring expenses include banking, legal, consulting and accounting fees, and change of control and other acquisition related expenses. The pro forma results do not include any potential synergies, cost savings or other expected benefits of the acquisition. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2011, nor are they indicative of future results.

	Revenue	Net income from continuing operations	Basic earnings per share	Diluted earnings per share
Actual results from date of acquisition through the period ended June 30, 2012	$1,055,442	$140,212	$0.99	$0.98
Supplemental pro forma for the Company:
Six months ended June 30, 2012	$2,467,102	$242,206	$1.55	$1.53
Three months ended June 30, 2011	$1,013,619	$93,590	$0.61	$0.60
Six months ended June 30, 2011	$1,868,865	$137,669	$0.89	$0.88

The Company has no off-balance sheet financing arrangements other than potential additional consideration that may be payable as a result of the future operating performance of certain acquired businesses. At June 30, 2012, the maximum additional consideration payable was approximately $9.5 million, of which $3.0 million is attributable to acquisitions that occurred before the Company adopted the revised authoritative guidance for business combinations; therefore, these amounts are not classified as liabilities and are not reflected in the Company’s condensed consolidated financial statements until the amounts are fixed and determinable. When these amounts are determined, they will be capitalized as part of the purchase price of the related acquisition.

(3) Dispositions

On February 15, 2012, the Company sold one of its derrick barges and received proceeds of approximately $44.5 million, inclusive of selling costs. The Company recorded a pre-tax loss of approximately $3.1 million, inclusive of approximately $9.7 million of goodwill, during the six months ended June 30, 2012 in connection with this sale. This business was previously reported in the subsea and well enhancement segment. The operations and loss on the sale of this disposal group have been reported within income (loss) from discontinued operations in the condensed consolidated statement of operations for all periods presented.

On March 30, 2012, the Company sold the 18 liftboats and related assets comprising its marine segment. The Company received cash proceeds of approximately $141.4 million inclusive of estimated working capital, subject to adjustment, and selling costs. In connection with the sale, the Company repaid approximately $12.5 million in U.S. Government guaranteed long-term financing (see note 9). Additionally, the Company paid approximately $4.0 million of make-whole premiums and wrote off approximately $0.7 million of unamortized loan costs as a result of this repayment. The Company’s total pre-tax loss on the disposal of this segment was approximately $56.1 million, which includes a $46.1 million write off of long-lived assets and goodwill that was recorded in the fourth quarter of 2011 in order to approximate the segment’s indicated fair value and an additional loss of $10.0 million recorded in the first quarter of 2012, comprised of an approximate $3.6 million loss on sale of assets and approximately $6.4 million of additional costs related to the disposition. During the six months ended June 30, 2011, the Company sold seven liftboats from the marine segment for approximately $22.3 million, net of sales commissions, and recorded a pre-tax gain of approximately $8.6 million. The operations and loss on the sale of this disposal group have been reported within income (loss) from discontinued operations in the condensed consolidated statement of operations for all periods presented.

The following table summarizes the components of income (loss) from discontinued operations, net of tax for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months		Six Months
	2012	2011	2012	2011
Revenues	$—	$30,913	$16,231	$59,898
Income (loss) from discontinued operations before income tax	(1,514)	4,660	(8,249)	10,799
Income tax expense (benefit)	(544)	1,679	(1,771)	3,898
Gain (loss) on disposition, net of tax (benefit) expense of ($2,391) for the six months ended June 30, 2012, and $2,131 and $3,098 for the three and six months ended June 30, 2011, respectively	—	3,753	(10,729)	5,459

Income (loss) from discontinued operations, net of tax	$(970)	$6,734	$(17,207)	$12,360

The following table presents the assets and liabilities of these disposal groups at December 31, 2011 (in thousands):

Accounts receivable, net	$16,342
Prepaid expenses	1,900
Inventory and other current assets	2,371

Current assets of discontinued operations	$20,613

Property, plant and equipment, net	170,222
Goodwill	9,740
Intangible and other long-term assets, net	3,875

Long-term assets of discontinued operations	$183,837

Accounts payable	$1,231
Accrued expenses	13,421
Current maturities of long-term debt	810

Current liabilities of discontinued operations	$15,462

Long-term debt	$11,736

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

Stock Options

The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the six months ended June 30, 2012 and 2011 was approximately $2.7 million and $1.7 million, respectively, which is reflected in general and administrative expenses.

Restricted Stock

The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. With the exception of the non-vested shares of restricted stock issued as a result of the Complete acquisition, holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. The Company’s compensation expense related to restricted stock for the six months ended June 30, 2012 and 2011 was approximately $8.4 million and $2.8 million, respectively, which is reflected in general and administrative expenses and cost of services.

Restricted Stock Units

The Company has issued restricted stock units (RSUs) to its non-employee directors under its stock incentive plans. Annually, each non-employee director is issued a number of RSUs having an aggregate dollar value determined by the Company’s Board of Directors. An RSU represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to RSUs for the six months ended June 30, 2012 and 2011 was approximately $1.5 million and $0.6 million, respectively, which is reflected in general and administrative expenses.

Performance Share Units

The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three-year performance period associated with each PSU grant. The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.” If the participant has met specified continued service requirements, the PSUs will settle in cash or a combination of cash and up to 50% of equivalent value in the Company’s common stock, at the discretion of the compensation committee. The Company’s compensation expense related to all outstanding PSUs for the six months ended June 30, 2012 and 2011 was approximately $3.7 million and $2.4 million, respectively, which is reflected in general and administrative expenses and cost of services. The Company has recorded both current and long-term liabilities for this liability-based compensation award. During the six month period ended June 30, 2012, the Company issued approximately 43,300 shares of its common stock and paid approximately $2.7 million in cash to its employees to settle PSUs for the three year performance period ended December 31, 2011. During the six month period ended June 30, 2011, the Company issued approximately 67,300 shares of its common stock and paid approximately $2.8 million in cash to its employees to settle PSUs for the three year performance period ended December 31, 2010.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan under which an aggregate of 1,250,000 shares of common stock were reserved for issuance. Under this stock purchase plan, eligible employees can purchase shares of the Company’s common stock at a discount. The Company received approximately $1.4 million and $1.2 million related to shares issued under this plan for the six months ended June 30, 2012 and 2011, respectively. For each six month period ended June 30, 2012 and 2011, the Company recorded compensation expense of approximately $0.2 million which is reflected in general and administrative expenses. Additionally, the Company issued approximately 65,000 shares and 38,000 shares in the six months ended June 30, 2012 and 2011, respectively, related to this stock purchase plan.

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

Supplemental Executive Retirement Plan

The Company has a supplemental executive retirement plan (SERP). The SERP provides retirement benefits to the Company’s executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant. Under the SERP, the Company will generally make annual contributions to a retirement account based on age and years of service. The Company may also make discretionary contributions to a participant’s account. The Company recorded compensation expense of approximately $1.7 million and $0.9 million in general and administrative expenses for the six months ended June 30, 2012 and 2011, respectively.

(5) Inventory and Other Current Assets

Inventory and other current assets includes approximately $132.1 million and $83.1 million of inventory at June 30, 2012 and December 31, 2011, respectively. The Company’s inventory balance at June 30, 2012 consisted of approximately $59.7 million of finished goods, $5.4 million of work-in-process, $4.5 million of raw materials and $62.5 million of supplies and consumables. The Company’s inventory balance at December 31, 2011 consisted of approximately $39.0 million of finished goods, $2.3 million of work-in-process, $5.4 million of raw materials and $36.4 million of supplies and consumables. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) or weighted-average cost methods for finished goods and work-in-process. Supplies and consumables consist principally of products used in our services provided to customers.

Additionally, inventory and other current assets include approximately $106.7 million and $133.4 million of costs incurred and estimated earnings in excess of billings on uncompleted contracts at June 30, 2012 and December 31, 2011, respectively. The Company follows the percentage-of-completion method of accounting for applicable contracts.

(6) Available-for-Sale Securities

On April 17, 2012, SandRidge Energy Inc. (NYSE: SD) (SandRidge) completed its acquisition of Dynamic Offshore, at which time the Company received approximately $34.1 million in cash and approximately $51.6 million in shares of SandRidge stock (approximately 7.0 million shares valued at $7.33 per share) in consideration for its 10% interest in Dynamic Offshore. In accordance with authoritative guidance related to equity securities, the Company is accounting for the shares received through this transaction as available-for-sale securities. The changes in fair values, net of applicable taxes, on available-for-sale securities are recorded as unrealized holding gains (losses) on securities as a component of accumulated other comprehensive loss in shareholders’ equity. The fair value of the securities at June 30, 2012 was approximately $47.1 million. During the six months ended June 30, 2012, the Company recorded an unrealized loss on these securities of approximately $4.5 million, of which $2.8 million of unrealized loss was reported within accumulated other comprehensive loss, net of tax benefit of $1.7 million. The Company evaluates whether unrealized losses on investments in securities are other-than-temporary, and if it is belived the unrealized losses are other-than-temporary, an impairment charge is recorded. There were no other-than-temporary impairment losses recognized during the six months ended June 30, 2012.

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

Prior to March 2011, the Company had separate equity-method investments in SPN Resources, LLC (SPN Resources) and DBH, LLC (DBH). In March 2011, the Company contributed all of its equity interests in SPN Resources and DBH to Dynamic Offshore, the majority owner of both SPN Resources and DBH, in exchange for a 10% interest in Dynamic Offshore. In April 2012, SandRidge acquired Dynamic Offshore (see note 6). The Company recorded a gain in the second quarter of 2012 of approximately $17.9 million as a result of this transaction.

The Company’s equity interest in Dynamic Offshore was accounted for as an equity-method investment with a balance of approximately $70.6 million at December 31, 2011. The Company recorded losses from its equity-method investment in Dynamic Offshore of approximately $0.3 million and income of approximately $4.2 million for the six and four months ended June 30, 2012 and 2011, respectively.

The Company, where possible and at competitive rates, provided its products and services to assist Dynamic Offshore in producing and developing its oil and gas properties. The Company had a receivable from Dynamic Offshore of approximately $9.8 million at December 31, 2011. The Company also recorded revenue from Dynamic Offshore of approximately $15.5 million and $15.6 million for the six and four months ended June 30, 2012 and 2011, respectively. Additionally, the Company had a receivable from Dynamic Offshore of approximately $14.0 million as of December 31, 2011 related to its share of oil and natural gas commodity sales and production handling arrangement fees.

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

(8) Long-Term Contracts

In 2010, the Company’s wholly owned subsidiary, Wild Well Control, Inc. (Wild Well), acquired 100% ownership of Shell Offshore, Inc.’s Gulf of Mexico Bullwinkle platform and its related assets, and assumed the related decommissioning obligations. As part of the asset purchase agreement with Shell Offshore, Inc., Wild Well was required to obtain a $50.0 million performance bond, as well as fund $50.0 million into an escrow account. Included in intangible and other long-term assets, net is escrowed cash of $50.3 million and $50.2 million at June 30, 2012 and December 31, 2011, respectively.

In December 2007, Wild Well entered into contractual arrangements pursuant to which it decommissioned seven downed oil and gas platforms and related well facilities located in the Gulf of Mexico for a fixed sum of $750 million. The contract contains certain covenants primarily related to Wild Well’s performance of the work. As of June 30, 2012, the work on this project was complete. At June 30, 2012 and December 31, 2011, there were approximately $100.0 million and $129.7 million, respectively, of costs and estimated earnings in excess of billings related to this contract included in other current assets.

(9) Debt

On February 7, 2012, in connection with the Complete acquisition, the Company amended its bank credit facility to increase the revolving borrowing capacity to $600.0 million from $400.0 million, and to include a $400.0 million term loan. The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, commencing on June 30, 2012. Any amounts outstanding on the revolving credit facility and the term loan are due on February 7, 2017. Costs associated with the bank credit facility totaled approximately $24.7 million. These costs have been capitalized and will be amortized over the term of the credit facility.

At June 30, 2012, the Company had no amounts outstanding under the revolving credit facility. The Company had approximately $50.5 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this portion of the credit facility. Amounts borrowed under the credit facility bear interest at LIBOR plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal domestic subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At June 30, 2012, the Company was in compliance with all such covenants.

The Company has outstanding $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on June 1st and December 1st of each year through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At June 30, 2012, the Company was in compliance with all such covenants.

The Company has outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At June 30, 2012, the Company was in compliance with all such covenants.

The Company also has outstanding $800 million of 7 1/8% unsecured senior notes due 2021. The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At June 30, 2012, the Company was in compliance with all such covenants.

In connection with the sale of the marine segment in March 2012, the Company repaid $12.5 million of U.S. Government guaranteed long-term financing (see note 3). The Company also paid approximately $4.0 million of make-whole premiums and wrote off approximately $0.7 million of unamortized loan costs as a result of this repayment. These expenses have been reported in discontinued operations, net of income tax in the condensed consolidated statement of operations.

(10) Earnings per Share

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

Stock options for approximately 2,090,000 and 190,000 shares for the three months ended June 30, 2012 and 2011, respectively, and approximately 1,010,000 and 190,000 shares for the six months ended June 30, 2012 and 2011, respectively, were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2012 and 2011, as the effect would have been anti-dilutive.

(11) Decommissioning Liabilities

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

The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liability have changed materially. The Company reviews its estimates for the timing of these expenditures on a quarterly basis. As a result of continuing development activities, the Company revised its estimates during the second quarter of 2012 relating to the timing of decommissioning work on Bullwinkle assets, including a 10 year postponement of the platform decommissioning. This change in estimate resulted in a significant reduction in the present value of decommissioning liabilities.

In connection with the acquisition of Complete in February 2012, the Company assumed approximately $3.6 million of decommissioning liabilities associated with costs to plug saltwater disposal wells at the end of the service lives of the assets, as well as other retirement commitments.

The following table summarizes the activity for the Company’s decommissioning liabilities for the six month periods ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Decommissioning liabilities, December 31, 2011 and 2010, respectively	$123,176	$117,716
Liabilities acquired and incurred	3,573	—
Liabilities settled	(4,578)	—
Accretion	2,113	3,336
Revision in estimated liabilities	(34,373)	—

Total decommissioning liabilities, June 30, 2012 and 2011, respectively	89,911	121,052

Less: current portion of decommissioning liabilities at June 30, 2012 and 2011, respectively	—	17,172

Long-term decommissioning liabilities, June 30, 2012 and 2011, respectively	$89,911	$103,880

(12) Notes Receivable

Notes receivable consist of a commitment from the seller of oil and gas properties towards the abandonment of the acquired property. Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of this obligation totaled $115.0 million and is recorded at present value using an effective interest rate of 6.58%. The related discount is amortized to interest income based on the expected timing of the platform’s removal. During the second quarter of 2012, the Company revised its timing estimate for the Bullwinkle platform removal, resulting in a reduction of the present value of the notes receivable at June 30, 2012 (see note 11). The Company recorded interest income related to notes receivable of $1.4 million and $2.2 million for six months ended June 30, 2012 and 2011, respectively.

(13) Segment Information

Business Segments

On March 30, 2012, the Company sold the 18 liftboats and related assets that comprised its marine segment. Additionally, on February 15, 2012 the Company sold a derrick barge that was formerly reported within the subsea and well enhancement segment. The operating results from these businesses have been included in discontinued operations on the consolidated statement of operations. The prior year segment presentation has been revised to reflect these changes. The Company’s reportable segments are now as follows: (1) subsea and well enhancement and (2) drilling products and services. The subsea and well enhancement segment provides production-related services used to enhance, extend and maintain oil and gas production, which include integrated subsea services and engineering services, mechanical wireline, hydraulic workover and snubbing, well control, coiled tubing, electric line, pumping and stimulation and wellbore evaluation services; well plug and abandonment services; stimulation and sand control equipment and services; and other oilfield services used to support drilling and production operations. The subsea and well enhancement segment also includes production handling arrangements, as well as the production and sale of oil and gas. The drilling products and services segment rents and sells stabilizers, drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. It also provides on-site accommodations and bolting and machining services.

Certain previously reported segment information has been adjusted due to the disposal of the marine segment and the derrick barge from the subsea and well enhancement segment. The operating results and the loss on the sale of the marine segment and the derrick barge have been accounted for as discontinued operations. Summarized financial information for the Company’s segments for the three and six months ended June 30, 2012 and 2011 is shown in the following tables (in thousands):

Three Months Ended June 30, 2012
	Subsea and Well Enhancement	Drilling Products and Services	Unallocated	Consolidated Total
Revenues	$1,045,169	$198,150	$—	$1,243,319
Cost of services (exclusive of items shown separately below)	644,799	66,485	—	711,284
Depreciation, depletion, amortization and accretion	98,260	37,256	—	135,516
General and administrative expenses	122,426	35,093	—	157,519

Income from operations	179,684	59,316	—	239,000
Interest income (expense), net	228	—	(30,405)	(30,177)
Gain on sale of equity-method investment	—	—	17,880	17,880

Income (loss) from continuing operations before income taxes	$179,912	$59,316	$(12,525)	$226,703

Three Months Ended June 30, 2011
	Subsea and Well Enhancement	Drilling Products and Services	Unallocated	Consolidated Total
Revenues	$330,726	$149,167	$—	$479,893
Cost of services (exclusive of items shown separately below)	194,040	56,627	—	250,667
Depreciation, depletion, amortization and accretion	27,571	32,449	—	60,020
General and administrative expenses	63,107	30,708	—	93,815

Income from operations	46,008	29,383	—	75,391
Interest income (expense), net	1,126	—	(17,389)	(16,263)
Earnings from equity-method investments, net	—	—	5,499	5,499

Income (loss) from continuing operations before income taxes	$47,134	$29,383	$(11,890)	$64,627

Six Months Ended June 30, 2012
	Subsea and Well Enhancement	Drilling Products and Services	Unallocated	Consolidated Total
Revenues	$1,822,649	$387,507	$—	$2,210,156
Cost of services (exclusive of items shown separately below)	1,129,000	129,051	—	1,258,051
Depreciation, depletion, amortization and accretion	164,696	73,416	—	238,112
General and administrative expenses	265,045	68,495	—	333,540

Income from operations	263,908	116,545	—	380,453
Interest income (expense), net	1,409	—	(61,392)	(59,983)
Losses from equity-method investments, net	—	—	(287)	(287)
Gain on sale of equity-method investment	—	—	17,880	17,880

Income (loss) from continuing operations before income taxes	$265,317	$116,545	$(43,799)	$338,063

Six Months Ended June 30, 2011
	Subsea and Well Enhancement	Drilling Products and Services	Unallocated	Consolidated Total
Revenues	$587,453	$277,437	$—	$864,890
Cost of services (exclusive of items shown separately below)	364,365	103,324	—	467,689
Depreciation, depletion, amortization and accretion	52,832	63,012	—	115,844
General and administrative expenses	118,090	60,340	—	178,430

Income from operations	52,166	50,761	—	102,927
Interest income (expense), net	2,235	—	(30,650)	(28,415)
Earnings from equity-method investments, net	—	—	5,526	5,526

Income (loss) from continuing operations before income taxes	$54,401	$50,761	$(25,124)	$80,038

Identifiable Assets
	Subsea and Well Enhancement	Drilling Products and Services	Marine	Unallocated	Consolidated Total
June 30, 2012	$6,543,166	$1,013,538	$—	$47,113	$7,603,817

December 31, 2011	$2,863,550	$947,679	$164,444	$72,472	$4,048,145

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

Revenues:	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
United States	$1,053,789	$349,084	$1,849,560	$638,041
Other Countries	189,530	130,809	360,596	226,849

Total	$1,243,319	$479,893	$2,210,156	$864,890

Long-Lived Assets:	June 30, 2012	December 31, 2011
United States	$2,435,246	$1,060,483
Other Countries	487,547	446,885

Total, net	$2,922,793	$1,507,368

(14) Guarantee

In accordance with authoritative guidance related to guarantees, the Company has assigned an estimated value of $2.6 million at June 30, 2012 and December 31, 2011, which is reflected in other long-term liabilities, related to decommissioning activities in connection with oil and gas properties acquired by SPN Resources prior to its sale to Dynamic Offshore. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event of default on any remaining decommissioning liabilities, the total maximum potential obligation under these guarantees is estimated to be approximately $136.7 million, net of the contractual right to receive payments from third parties, which is approximately $24.6 million, as of June 30, 2012. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled.

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

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2012	Level 1	Level 2	Level 3
Available-for-sale securities	$47,113	$47,113	—	—

Intangible and other long-term assets
Non-qualified deferred compensation assets	$10,928	$825	$10,103	—
Interest rate swap	$641	—	$641	—

Accounts payable
Non-qualified deferred compensation liabilities	$2,385	—	$2,385	—
Contingent consideration	$6,306	—	—	$6,306

Other long-term liabilities
Non-qualified deferred compensation liabilities	$13,184	—	$13,184	—

	December 31, 2011	Level 1	Level 2	Level 3
Intangible and other long-term assets
Non-qualified deferred compensation assets	$10,597	$815	$9,782	—
Interest rate swap	$1,904	—	$1,904	—

Accounts payable
Non-qualified deferred compensation liabilities	$2,790	—	$2,790	—

Other long-term liabilities
Non-qualified deferred compensation liabilities	$12,975	—	$12,975	—

Available-for-sale securities is comprised of approximately 7.0 million shares of SandRidge common stock that the Company received as partial consideration for its 10% interest in Dynamic Offshore (see notes 6 and 7). The securities are reported at fair value based on the stock’s closing price as reported on the New York Stock Exchange.

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

In April 2012, the Company entered into an interest rate swap agreement for a notional amount of $100 million, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and is obligated to make semi-annual interest payments at a floating rate, which is adjusted every 90 days, based on LIBOR plus a fixed margin. The Company had an interest rate swap agreement for a notional amount of $150 million that was designated as a fair value hedge. In February 2012, the Company sold this interest rate swap to the counterparty for approximately $1.2 million.

Included in current liabilities is $6.3 million of contingent consideration related to the purchase of a hydraulic fracturing and cementing company in 2011. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow approach at the acquisition date and reporting date. The approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. The fair value is based on the acquired company reaching specific performance metrics over the next two years of operations.

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

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company’s long-term debt was approximately $2,046.0 million and $1,749.8 million at June 30, 2012 and December 31, 2011, respectively. The fair value of these debt instruments is determined by reference to the market value of the instrument as quoted in an over-the-counter market.

(16) Derivative Financial Instruments

From time to time, the Company may employ interest rate swaps in an attempt to achieve a more balanced debt portfolio. The Company does not use derivative financial instruments for trading or speculative purposes.

In April 2012, the Company entered into an interest rate swap for a notional amount of $100 million related to its fixed rate debt maturing in December 2021. This transaction was designated as a fair value hedge since the swap hedges against the change in fair value of fixed rate debt resulting from changes in interest rates. The Company recorded a derivative asset of $0.6 million within intangible and other long term assets in the consolidated balance sheet at June 30, 2012. The change in fair value of the interest rate swap is included in the adjustments to reconcile net income to net cash provided by operating activities in the consolidated statement of cash flows.

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

The location and effect of the derivative instrument on the condensed consolidated statement of operations for the three and six months ended June 30, 2012 and 2011, presented on a pre-tax basis, is as follows (in thousands):

		Amount of (gain) loss recognized
	Location of (gain) loss recognized	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Interest rate swap	Interest expense, net	$(3,156)	$(636)
Hedged item—debt	Interest expense, net	2,515	270

		$(641)	$(366)

	Location of (gain) loss recognized	Six Months Ended June 30, 2012	Six Months Ended June 30, 2012
Interest rate swap	Interest expense, net	$(3,156)	$(120)
Hedged item—debt	Interest expense, net	2,515	(621)

		$(641)	$(741)

For the six months ended June 30, 2012 and 2011, approximately $0.6 million and $0.7 million, respectively, of interest income was related to the ineffectiveness associated with this fair value hedge. Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

(17) Income Taxes

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. The Company had approximately $22.3 million and $21.7 million of unrecorded tax benefits at June 30, 2012 and December 31, 2011, respectively, all of which would impact the Company’s effective tax rate if recognized.

In addition to its U.S. federal tax return, the Company files income tax returns in various state and foreign jurisdictions. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2007.

(18) Commitments and Contingencies

The Company’s wholly owned subsidiary, Hallin Marine, is the lessee of a dynamically positioned subsea vessel under a capital lease expiring in 2019 with a 2 year renewal option. Hallin Marine owns a 5% equity interest in the entity that owns this leased asset. The lessor’s debt is non-recourse to the Company. The amount of the asset and liability under this capital lease is recorded at the present value of the lease payments. The vessel’s gross asset value under the capital lease was approximately $37.6 million at inception and accumulated depreciation through June 30, 2012 and December 31, 2011 was approximately $14.3 million and $12.2 million, respectively. At June 30, 2012 and December 31, 2011, the Company had approximately $27.6 million and $29.5 million, respectively, included in other long-term liabilities, and approximately $3.7 million and $3.6 million, respectively, included in accounts payable related to the obligations under this capital lease. The future minimum lease payments under this capital lease are approximately $1.8 million, $3.9 million, $4.2 million, $4.6 million, $5.0 million and $5.4 million for the six months ending December 31, 2012 and the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively, exclusive of interest at an annual rate of 8.5%. For the six months ended June 30, 2012 and 2011, the Company recorded interest expense of approximately $1.4 million and $1.5 million, respectively, in connection with this capital lease.

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

(19) Related Party Disclosures

The Company believes all transactions with related parties have terms and conditions no less favorable than transactions with unaffiliated parties. Subsequent to the acquisition of Complete, the Company purchases services, products and equipment from companies affiliated with an officer of one of its subsidiaries. For the six months ended June 30, 2012, these purchases totaled approximately $133.2 million, of which approximately $63.8 million was purchased from ORTEQ Energy Services, a heavy equipment construction company which also manufactures pressure pumping equipment, approximately $2.1 million was purchased from Ortowski Construction, primarily related to the manufacture of pressure pumping units, approximately $5.0 million was purchased from Resource Transport, approximately $52.6 million was purchased from Texas Specialty Sands, LLC primarily for the purchase of sand used for pressure pumping activities, and approximately $9.7 million was purchased from ProFuel, LLC. As of June 30, 2012, the Company’s trade accounts payable includes amounts due to these companies totaling approximately $19.8 million, of which approximately $7.3 million was due ORTEQ Energy Services, approximately $0.1 million was due Ortowski Construction, approximately $1.0 million was due Resource Transport, approximately 9.6 million was due Texas Specialty Sands and approximately $1.8 million was due ProFuel, LLC.

(20) Subsequent Events

In accordance with authoritative guidance, the Company has evaluated and disclosed all material subsequent events that occurred after the balance sheet date, but before financial statements were issued.

(21) Financial Information Related to Guarantor Subsidiaries

SESI, L.L.C. (Issuer), a 100% owned subsidiary of Superior Energy Services, Inc. (Parent), has $500 million of unsecured 6 3/8% senior notes due 2019 and $800 million of unsecured 7 1/8% senior notes due 2021. The Parent, along with certain of its 100% owned domestic subsidiaries, fully and unconditionally guaranteed the senior notes, and such guarantees are joint and several. Domestic income taxes are paid by the Parent through a consolidated tax return and are accounted for by the Parent. The Company has revised the comparative condensed consolidating financial information to reflect the Parent’s and Issuer’s investments in subsidiaries using the equity-method. The following tables present the condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011, and the condensed consolidating statements of operations and cash flows for the three and six months ended June 30, 2012 and 2011.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Balance Sheets

June 30, 2012

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$74,811	$5,828	$62,398	$—	$143,037
Accounts receivable, net	—	493	910,311	211,460	(57,234)	1,065,030
Prepaid expenses	113	8,726	38,295	39,600	—	86,734
Inventory and other current assets	—	1,833	268,435	16,520	—	286,788

Total current assets	113	85,863	1,222,869	329,978	(57,234)	1,581,589

Property, plant and equipment, net	—	6,760	2,347,723	568,310	—	2,922,793
Goodwill	—	—	2,119,476	383,925	—	2,503,401
Notes receivable	—	—	43,432	—	—	43,432
Available for sale securities	—	47,113	—	—	—	47,113
Investments in subsidiaries	1,953,243	4,130,558	211,469	—	(6,295,270)	—
Intangible and other long-term assets, net	—	62,811	378,149	64,529	—	505,489

Total assets	$1,953,356	$4,333,105	$6,323,118	$1,346,742	$(6,352,504)	$7,603,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$5,825	$217,519	$109,112	$(51,199)	$281,257
Accrued expenses	107	48,806	189,160	58,788	(6,052)	290,809
Income taxes payable	116,306	—	—	1,857	—	118,163
Deferred income taxes	3,907	—	—	—	—	3,907
Current maturities of long-term debt	—	20,000	—	—	—	20,000

Total current liabilities	120,320	74,631	406,679	169,757	(57,251)	714,136

Deferred income taxes	665,168	—	—	15,100	—	680,268
Decommissioning liabilities	—	—	87,670	2,241	—	89,911
Long-term debt, net	—	1,973,669	—	—	—	1,973,669
Intercompany payables/(receivables)	(2,877,833)	300,447	2,433,041	307,992	(163,647)	—
Other long-term liabilities	5,954	31,118	24,909	44,105	—	106,086
Stockholders’ equity:
Preferred stock of $.01 par value	—	—	—	—	—	—
Common stock of $.001 par value	157	—	782	4,212	(4,994)	157
Additional paid in capital	2,840,215	124,271	687,939	688,621	(1,500,831)	2,840,215
Accumulated other comprehensive income (loss), net	(29,847)	(29,846)	(456)	(27,006)	57,309	(29,846)
Retained earnings (accumulated deficit)	1,229,222	1,858,815	2,682,554	141,720	(4,683,090)	1,229,221

Total stockholders’ equity (deficit)	4,039,747	1,953,240	3,370,819	807,547	(6,131,606)	4,039,747

Total liabilities and stockholders’ equity	$1,953,356	$4,333,105	$6,323,118	$1,346,742	$(6,352,504)	$7,603,817

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Balance Sheets

December 31, 2011

(in thousands)

(audited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$29,057	$6,272	$44,945	$—	$80,274
Accounts receivable, net	—	531	437,963	143,444	(41,336)	540,602
Income taxes receivable	—	—	—	698	(698)	—
Prepaid expenses	34	3,893	9,796	20,314	—	34,037
Inventory and other current assets	—	1,796	214,381	12,132	—	228,309

Total current assets	34	35,277	668,412	221,533	(42,034)	883,222

Property, plant and equipment, net	—	2,758	1,096,036	408,574	—	1,507,368
Goodwill	—	—	437,614	143,765	—	581,379
Notes receivable	—	—	73,568	—	—	73,568
Investments in subsidiaries	1,650,049	2,833,659	20,062	—	(4,503,770)	—
Equity-method investments	—	70,614	—	1,858	—	72,472
Intangible and other long-term assets, net	—	828,447	71,625	30,064	—	930,136

Total assets	1,650,083	3,770,755	2,367,317	805,794	(4,545,804)	4,048,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$4,307	$128,996	$86,723	$(41,381)	$178,645
Accrued expenses	164	54,000	105,512	38,503	(605)	197,574
Income taxes payable	1,415	—	—	—	(698)	717
Deferred income taxes	831	—	—	—	—	831
Current portion of decommissioning liabilities	—	—	14,956	—	—	14,956
Current maturities of long-term debt	—	—	—	810	—	810

Total current liabilities	2,410	58,307	249,464	126,036	(42,684)	393,533

Deferred income taxes	285,871	—	—	11,587	—	297,458
Decommissioning liabilities	—	—	108,220	—	—	108,220
Long-term debt, net	—	1,673,351	—	11,736	—	1,685,087
Intercompany payables/(receivables)	(96,989)	356,668	(253,053)	(7,276)	650	—
Other long-term liabilities	5,192	32,380	26,704	45,972	—	110,248
Stockholders’ equity:
Preferred stock of $.01 par value	—	—	—	—	—	—
Common stock of $.001 par value	80	—	—	4,212	(4,212)	80
Additional paid in capital	447,007	124,271	—	517,209	(641,480)	447,007
Accumulated other comprehensive income (loss), net	(26,936)	(26,936)	—	(26,936)	53,872	(26,936)
Retained earnings (accumulated deficit)	1,033,448	1,552,714	2,235,982	123,254	(3,911,950)	1,033,448

Total stockholders’ equity (deficit)	1,453,599	1,650,049	2,235,982	617,739	(4,503,770)	1,453,599

Total liabilities and stockholders’ equity	$1,650,083	$3,770,755	$2,367,317	$805,794	$(4,545,804)	$4,048,145

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended June 30, 2012

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,094,587	$188,681	$(39,949)	$1,243,319
Cost of services (exclusive of items shown separately below)	—	—	628,658	122,532	(39,906)	711,284
Depreciation, depletion, amortization and accretion	—	178	116,383	18,955	—	135,516
General and administrative expenses	132	26,278	107,285	23,867	(43)	157,519

Income (loss) from operations	(132)	(26,456)	242,261	23,327	—	239,000

Other income (expense):
Interest expense, net	—	(29,247)	(146)	(784)	—	(30,177)
Earnings (losses) from consolidated subsidiaries	218,464	256,287	15,790	—	(490,541)	—
Gain on sale of equity-method investment	—	17,880	—	—	—	17,880

Income (loss) from continuing operations before income taxes	218,332	218,464	257,905	22,543	(490,541)	226,703
Income taxes	77,022	—	—	6,858	—	83,880

Net income (loss) from continuing operations	141,310	218,464	257,905	15,685	(490,541)	142,823
Discontinued operations, net of income tax	544	—	(1,514)	—	—	(970)

Net income (loss)	$141,854	$218,464	$256,391	$15,685	$(490,541)	$141,853

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Comprehensive Income

Three Months Ended June 30, 2012

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$141,854	$218,464	$256,391	$15,685	$(490,541)	$141,853
Unrealized net loss on investment securities, net of tax	—	(2,839)	—	—	—	(2,839)
Change in cumulative translation adjustment	(5,976)	(5,976)	—	(5,976)	11,952	(5,976)

Comprehensive income (loss)	$135,878	$209,649	$256,391	$9,709	$(478,589)	$133,038

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended June 30, 2011 *

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$403,322	$97,298	$(20,727)	$479,893
Cost of services (exclusive of items shown separately below)	—	—	200,565	70,766	(20,664)	250,667
Depreciation, depletion, amortization and accretion	—	129	48,672	11,219	—	60,020
General and administrative expenses	205	19,927	54,121	19,625	(63)	93,815

Income (loss) from operations	(205)	(20,056)	99,964	(4,312)	—	75,391

Other income (expense):
Interest expense, net	—	(17,499)	1,190	46	—	(16,263)
Intercompany interest income (expense)	—	6,605	—	(6,605)	—	—
Earnings (losses) from consolidated subsidiaries	72,534	98,608	547	—	(171,689)	—
Earnings (losses) from equity-method investments, net	—	5,278	—	221	—	5,499

Income (loss) from continuing operations before income taxes	72,329	72,936	101,701	(10,650)	(171,689)	64,627
Income taxes	20,402	—	—	2,850	—	23,252

Net income (loss) from continuing operations	51,927	72,936	101,701	(13,500)	(171,689)	41,375
Discontinued operations, net of income tax	(3,818)	(402)	10,967	(13)	—	6,734

Net income (loss)	$48,109	$72,534	$112,668	$(13,513)	$(171,689)	$48,109

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Comprehensive Income

Three Months Ended June 30, 2011 *

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$48,109	$72,534	$112,668	$(13,513)	$(171,689)	$48,109
Change in cumulative translation adjustment	711	711	—	711	(1,422)	711

Comprehensive income (loss)	$48,820	$73,245	$112,668	$(12,802)	$(173,111)	$48,820

* As adjusted for discontinued operations

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Six Months Ended June 30, 2012

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,929,759	$363,733	$(83,336)	$2,210,156
Cost of services (exclusive of items shown separately below)	—	—	1,095,071	246,231	(83,251)	1,258,051
Depreciation, depletion, amortization and accretion	—	369	202,323	35,420	—	238,112
General and administrative expenses	228	86,256	200,494	46,647	(85)	333,540

Income (loss) from operations	(228)	(86,625)	431,871	35,435	—	380,453

Other income (expense):
Interest expense, net	—	(59,730)	1,193	(1,446)	—	(59,983)
Earnings (losses) from consolidated subsidiaries	306,101	436,838	28,201	—	(771,140)	—
Earnings (losses) from equity-method investments, net	—	(287)	—	—	—	(287)
Gain on sale of equity-method investment	—	17,880	—	—	—	17,880

Income (loss) from continuing operations before income taxes	305,873	308,076	461,265	33,989	(771,140)	338,063
Income taxes	112,569	—	—	12,514	—	125,083

Net income (loss) from continuing operations	193,304	308,076	461,265	21,475	(771,140)	212,980
Discontinued operations, net of income tax	2,470	(1,975)	(14,693)	(3,009)	—	(17,207)

Net income (loss)	$195,774	$306,101	$446,572	$18,466	$(771,140)	$195,773

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Comprehensive Income

Six Months Ended June 30, 2012

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$195,774	$306,101	$446,572	$18,466	$(771,140)	$195,773
Unrealized net loss on investment securities, net of tax	—	(2,839)	—	—	—	(2,839)
Change in cumulative translation adjustment	(71)	(71)	—	(71)	142	(71)

Comprehensive income (loss)	$195,703	$303,191	$446,572	$18,395	$(770,998)	$192,863

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Six Months Ended June 30, 2011 *

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$725,977	$174,999	$(36,086)	$864,890
Cost of services (exclusive of items shown separately below)	—	—	377,410	126,238	(35,959)	467,689
Depreciation, depletion, amortization and accretion	—	257	94,097	21,490	—	115,844
General and administrative expenses	530	38,480	104,391	35,156	(127)	178,430

Income (loss) from operations	(530)	(38,737)	150,079	(7,885)	—	102,927

Other income (expense):
Interest expense, net	—	(30,060)	2,270	(625)	—	(28,415)
Intercompany interest income (expense)	—	12,811	—	(12,811)	—	—
Earnings (losses) from consolidated subsidiaries	95,961	148,314	1,181	—	(245,456)	—
Earnings (losses) from equity-method investments, net	—	4,400	—	1,126	—	5,526

Income (loss) from continuing operations before income taxes	95,431	96,728	153,530	(20,195)	(245,456)	80,038

Income taxes	24,789	—	—	3,997	—	28,786

Net income (loss) from continuing operations	70,642	96,728	153,530	(24,192)	(245,456)	51,252

Discontinued operations, net of income tax	(7,030)	(767)	20,216	(59)	—	12,360

Net income (loss)	$63,612	$95,961	$173,746	$(24,251)	$(245,456)	$63,612

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Comprehensive Income

Six Months Ended June 30, 2011 *

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$63,612	$95,961	$173,746	$(24,251)	$(245,456)	$63,612
Change in cumulative translation adjustment	8,566	8,566	—	8,566	(17,132)	8,566

Comprehensive income (loss)	$72,178	$104,527	$173,746	$(15,685)	$(262,588)	$72,178

* As adjusted for discontinued operations

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2012

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$195,774	$306,101	$446,572	$18,466	$(771,140)	$195,773
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	369	203,431	35,557	—	239,357
Deferred income taxes	(15,686)	—	—	4,291	—	(11,395)
Excess tax benefit from stock-based compensation	(1,279)	—	—	—	—	(1,279)
Gain on sale of equity-method investment	—	(17,880)	—	—	—	(17,880)
Stock-based and performance share unit compensation expense	—	13,725	—	—	—	13,725
Retirement and deferred compensation plan expense	—	1,412	—	—	—	1,412
(Earnings) losses from consolidated subsidiaries	(306,101)	(436,838)	(28,201)	—	771,140	—
(Earnings) losses from equity-method investments, net of cash received	—	2,787	—	167	—	2,954
Amortization of debt acquisition costs and note discount	—	4,846	—	—	—	4,846
Loss on sale of businesses	—	—	6,649	—	—	6,649
Other reconciling items, net	—	4,826	650	746	—	6,222
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	38	(84,277)	(10,564)	—	(94,803)
Inventory and other current assets	—	(37)	(24,223)	(234)	—	(24,494)
Accounts payable	—	1,518	14,201	8,793	—	24,512
Accrued expenses	(58)	(7,380)	(57,631)	4,192	—	(60,877)
Decommissioning liabilities	—	—	(4,546)	(32)	—	(4,578)
Income taxes	102,086	—	—	(714)	—	101,372
Other, net	(79)	(3,949)	(3,490)	(8,493)	—	(16,011)

Net cash provided by (used in) operating activities	(25,343)	(130,462)	469,135	52,175	—	365,505

Cash flows from investing activities:
Payments for capital expenditures	—	(5,041)	(527,082)	(56,059)	—	(588,182)
Acquisitions of businesses, net of cash acquired	—	(1,229,327)	106,952	83,137	—	(1,039,238)
Change in restricted cash held for acquisition of business	—	785,280	—	—	—	785,280
Cash proceeds from sale of businesses	—	185,912	—	—	—	185,912
Cash proceeds from the sale of equity-method investment	—	34,087	—	—	—	34,087
Other	—	—	24,949	—	—	24,949
Intercompany receivables/payables	9,396	112,859	(74,398)	(47,857)	—	—

Net cash provided by (used in) investing activities	9,396	(116,230)	(469,579)	(20,779)	—	(597,192)

Cash flows from financing activities:
Net payments on revolving line of credit	—	(75,000)	—	—	—	(75,000)
Proceeds from long-term debt	—	400,000	—	—	—	400,000
Principal payments on long-term debt	—	(5,000)	—	(12,546)	—	(17,546)
Payment of debt acquisition costs	—	(25,091)	—	—	—	(25,091)
Proceeds from exercise of stock options	13,652	—	—	—	—	13,652
Excess tax benefit from stock-based compensation	1,279	—	—	—	—	1,279
Proceeds from issuance of stock through employee benefit plans	1,406	—	—	—	—	1,406
Other	(390)	(2,463)	—	(1,730)	—	(4,583)

Net cash provided by (used in) financing activities	15,947	292,446	—	(14,276)	—	294,117
Effect of exchange rate changes on cash	—	—	—	333	—	333

Net increase (decrease) in cash and cash equivalents	—	45,754	(444)	17,453	—	62,763
Cash and cash equivalents at beginning of period	—	29,057	6,272	44,945	—	80,274

Cash and cash equivalents at end of period	$—	$74,811	$5,828	$62,398	$—	$143,037

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Six Months Ended June 30, 2011

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$63,612	$95,961	$173,746	$(24,251)	$(245,456)	$63,612
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	257	100,432	21,988	—	122,677
Deferred income taxes	7,801	—	—	1,094	—	8,895
Excess tax benefit from stock-based compensation	(10,262)	—	—	—	—	(10,262)
Stock-based and performance share unit compensation expense	—	4,888	—	—	—	4,888
Retirement and deferred compensation plan expense	—	486	—	—	—	486
(Earnings) losses from consolidated subsidiaries	(95,961)	(148,314)	(1,181)	—	245,456	—
(Earnings) losses from equity-method investments, net of cash received	—	(2,863)	—	(1,126)	—	(3,989)
Amortization of debt acquisition costs and note discount	—	12,700	—	—	—	12,700
Gain on sale of businesses	—	—	(8,558)	—	—	(8,558)
Other reconciling items, net	—	(771)	(2,235)	—	—	(3,006)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	174	12,627	3,972	—	16,773
Inventory and other current assets	—	252	12,695	(2,282)	—	10,665
Accounts payable	—	583	(1,041)	1,410	—	952
Accrued expenses	(37)	(1,189)	2,111	9,724	—	10,609
Income taxes	6,680	—	—	(3,634)	—	3,046
Other, net	(71)	(2,475)	1,399	(351)	—	(1,498)

Net cash provided by (used in) operating activities	(28,238)	(40,311)	289,995	6,544	—	227,990

Cash flows from investing activities:
Payments for capital expenditures	—	(25)	(170,252)	(46,405)	—	(216,682)
Purchases of short-term investments, net	—	(164,130)	—	—	—	(164,130)
Cash proceeds from sale of businesses	—	—	22,349	—	—	22,349
Other	—	—	(6,134)	—	—	(6,134)
Intercompany receivables/payables	6,624	80,062	(136,722)	50,036	—	—

Net cash provided by (used in) investing activities	6,624	(84,093)	(290,759)	3,631	—	(364,597)

Cash flows from financing activities:
Net payments on revolving line of credit	—	(175,000)	—	—	—	(175,000)
Proceeds from issuance of long-term debt	—	500,000	—	—	—	500,000
Principal payments on long-term debt	—	—	—	(405)	—	(405)
Payment of debt acquisition costs	—	(9,363)	—	—	—	(9,363)
Proceeds from exercise of stock options	10,129	—	—	—	—	10,129
Excess tax benefit from stock-based compensation	10,262	—	—	—	—	10,262
Proceeds from issuance of stock through employee benefit plans	1,223	—	—	—	—	1,223
Other	—	(6,100)	—	(1,529)	—	(7,629)

Net cash provided by (used in) financing activities	21,614	309,537	—	(1,934)	—	329,217

Effect of exchange rate changes on cash	—	—	—	777	—	777

Net increase (decrease) in cash and cash equivalents	—	185,133	(764)	9,018	—	193,387

Cash and cash equivalents at beginning of period	—	—	5,493	45,234	—	50,727

Cash and cash equivalents at end of period	$—	$185,133	$4,729	$54,252	$—	$244,114

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current market and industry conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include, but are not limited to: risks inherent in acquiring businesses, including the ability to successfully integrate Complete’s operations into our legacy operations and the costs incurred in doing so; the effect of regulatory programs and environmental matters on our performance, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping services; risks associated with business growth outpacing the capabilities of our infrastructure and workforce; risks associated with the uncertainty of macroeconomic and business conditions worldwide; the cyclical nature and volatility of the oil and gas industry, including the level of offshore exploration, production and development activity and the volatility of oil and gas prices; changes in competitive factors affecting our operations; political, economic and other risks and uncertainties associated with international operations; the lingering impact on exploration and production activities in the United States coastal waters following the Deepwater Horizon incident; the impact that unfavorable or unusual weather conditions could have on our operations; the potential shortage of skilled workers; our dependence on certain customers; the risks inherent in long-term fixed-price contracts; and, operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage. These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, including for example the market prices of oil and natural gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business plans that could or will affect our results. We undertake no obligation to update any of our forward-looking statements and we do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Executive Summary

On February 7, 2012, we closed on our acquisition of Complete Production Services, Inc. (Complete). Our second quarter includes results from the legacy Complete businesses for the entire quarter. Given the substantial nature of this acquisition and its impact on our financial performance, comparisons between our results for three and six months ended June 30, 2012 and any prior period may not be meaningful.

For the quarter ended June 30, 2012, revenue was $1,243.3 million, net income from continuing operations was $142.8 million and diluted earnings per share from continuing operations was $0.90. The results include a $17.9 million pre-tax gain from the sale of our equity-method investment in Dynamic Offshore.

In the subsea and well enhancement segment, U.S. land revenue was $793.5 million, which represents a 44% sequential increase due to a full quarter contribution from the legacy Complete products and services relative to the first quarter of 2012. Gulf of Mexico revenue increased 8% to approximately $109.9 million primarily due to an increase in well control, shallow water plug and abandonment and decommissioning services. International revenue increased 15% to approximately $141.8 million as a result of increased demand for well control services and a full quarter contribution from Complete’s coiled tubing services in Mexico.

Second quarter 2012 revenue for the drilling products and services segment was $198.2 million, as compared with $149.2 million in the second quarter of 2011, a 33% year-over-year improvement, and $189.4 million in the first quarter of 2012, or 5% higher sequentially. Gulf of Mexico revenue increased 20% sequentially to approximately $60.9 million due to increased rentals of bottom hole assemblies, premium drill pipe, accommodations and other surface tools. This increase was partially offset by a decrease in the U.S. land market area. U.S. land market area revenue decreased slightly to $89.5 million as increased rentals of premium drill pipe and bottom hole assemblies partially offset decreased rentals of accommodations. International revenue was essentially unchanged sequentially at approximately $47.8 million.

Our income from continuing operations as a percentage of revenue (“operating margin”) was essentially unchanged from the first quarter of 2012, excluding acquisition costs recorded in the first quarter of 2012. We were able to offset flat demand for completion and intervention services in U.S. land market areas with our high incremental operating margins for drillings products services provided in the deepwater Gulf of Mexico and for emergency well control projects provided in international market areas during the period.

Comparison of the Results of Operations for the Three Months Ended June 30, 2012 and 2011

For the three months ended June 30, 2012, our revenues were $1,243.3 million, resulting in net income from continuing operations of $142.8 million, or $0.90 diluted earnings per share from continuing operations. These results include a $17.9 million pre-tax gain from the sale of our equity-method investment in Dynamic Offshore. For the three months ended June 30, 2011, revenues were $479.9 million and net income from continuing operations was $41.4 million, or $0.51 diluted earnings per share from continuing operations. Revenues for the three months ended June 30, 2012 were substantially higher in the subsea and well enhancement segment primarily due to the contribution of $658.0 million from the legacy Complete businesses, coupled with increases in demand for well control, coiled tubing and hydraulic workover and snubbing services in our legacy product service lines. Revenue also increased in the drilling products and services segment primarily due to increased rentals of bottom hole assemblies and premium drill pipe.

The following table compares our operating results for the three months ended June 30, 2012 and 2011 (in thousands, except percentages). Cost of services excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services
	2012	2011	Change	2012	%	2011	%	Change
Subsea and Well Enhancement	$1,045,169	$330,726	$714,443	$644,799	62%	$194,040	59%	$450,759
Drilling Products and Services	198,150	149,167	48,983	66,485	34%	56,627	38%	9,858

Total	$1,243,319	$479,893	$763,426	$711,284	57%	$250,667	52%	$460,617

The following provides a discussion of our results on a segment basis:

Subsea and Well Enhancement

Revenue from our subsea and well enhancement segment was $1,045.2 million for the three months ended June 30, 2012, as compared with $330.7 million for the same period in 2011. This segment’s revenue increase is attributable to the contribution of $658.0 million from the legacy Complete businesses, and to increases in our legacy coiled tubing, well control and hydraulic workover and snubbing product service lines. The cost of services percentage increased to 62% of segment revenue for the three months ended June 30, 2012 from 59% for the same period in 2011 due to changes in business mix as a result of the Complete acquisition. Revenue from our U.S. land market area attributable to our legacy businesses increased approximately 29%, primarily related to increased demand for well control, coiled tubing, and completion tools and services. Revenue from our international market areas increased approximately 60% related to the addition of Complete’s coiled tubing operations in Mexico coupled with increases in demand for well control and hydraulic workover and snubbing services. Revenue from our Gulf of Mexico market area decreased approximately 1% primarily due to a decrease in oil and gas sales revenue as a result of a temporary shut-in of our Bullwinkle platform and decreases in demand for wireline, coiled tubing and completion tools and services. These decreases were partially offset by increases in demand for well control and shallow water plug and abandonment and decommissioning services.

Drilling Products and Services Segment

Revenue from our drilling products and services segment for the three months ended June 30, 2012 was $198.2 million, as compared to $149.2 million for the same period in 2011. Cost of rentals and sales decreased to 34% of segment revenue for the three months ended June 30, 2012 as compared to 38% for the same period in 2011. Revenue in our U.S. land market area increased approximately 32% for the three month period ended June 30, 2012 over the same period in 2011. The increase in revenue for this geographic market area is attributable to increased demand for most of our product lines within this segment, which is consistent with an approximate 7% year-over-year increase in the average number of rigs drilling for oil and gas in this market area. Revenue generated in our international market areas increased 13% during the quarter ended June 30, 2012 over the same period in 2011 primarily due to increases in rentals of premium drill pipe in Brazil. Revenue from our Gulf of Mexico market increased approximately 55% due to substantial increases in rentals of bottom hole assemblies and premium drill pipe as a result of the ongoing recovery of the deepwater market.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $135.5 million in the three months ended June 30, 2012 from $60.0 million for the same period in 2011. Depreciation, depletion, amortization and accretion expense related to our subsea and well enhancement segment for the three months ended June 30, 2012 increased approximately $70.7 million from the same period in 2011. This increase is primarily due to the Complete acquisition, along with 2011 and 2012 capital expenditures. Depreciation and amortization expense increased within our drilling products and services segment by $4.8 million, or 15%, from the same period in 2011 due to 2011 and 2012 capital expenditures.

General and Administrative Expenses

General and administrative expenses increased to $157.5 million for the three months ended June 30, 2012 from $93.8 million for the same period in 2011. The increase is primarily related to the Complete acquisition, coupled with additional infrastructure to support our growth strategy.

Comparison of the Results of Operations for the Six Months Ended June 30, 2012 and 2011

For the six months ended June 30, 2012, our revenues were $2,210.2 million, resulting in net income from continuing operations of $213.0 million, or $1.49 diluted earnings per share from continuing operations. Included in the results for the six months ended June 30, 2012 were approximately $29.3 million of acquisition related costs, $3.1 million in unrealized pre-tax hedging losses from our equity-method investment in Dynamic Offshore and a pre-tax gain of approximately $17.9 million from the sale of that equity-method investment. For the six months ended June 30, 2011, revenues were $864.9 million and net income from continuing operations was $51.3 million, or $0.63 diluted earnings per share from continuing operations. Revenues for the six months ended June 30, 2012 were substantially higher in the subsea and well enhancement segment primarily due to the contribution of $1,055.4 million from the legacy Complete businesses, coupled with increases in our legacy well control, coiled tubing, hydraulic workover and snubbing, and completion tools service lines. Revenue also increased in the drilling products and services segment primarily due to increased rentals of accommodation units, bottom hole assemblies and premium drill pipe.

The following table compares our operating results for the six months ended June 30, 2012 and 2011 (in thousands, except percentages). Cost of services excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services
	2012	2011	Change	2012	%	2011	%	Change
Subsea and Well Enhancement	$1,822,649	$587,453	$1,235,196	$1,129,000	62%	$364,365	62%	$764,635
Drilling Products and Services	387,507	277,437	110,070	129,051	33%	103,324	37%	25,727

Total	$2,210,156	$864,890	$1,345,266	$1,258,051	57%	$467,689	54%	$790,362

The following provides a discussion of our results on a segment basis:

Subsea and Well Enhancement Segment

Revenue from our subsea and well enhancement segment was $1,822.7 million for the six months ended June 30, 2012, as compared with $587.5 million for the same period in 2011. Cost of services remained constant at 62% of segment revenue for the six months ended June 30, 2012 as compared to the same period in 2011, despite changes in business mix resulting from the Complete acquisition. This segment’s revenue increase is attributable to the $1,055.4 million contribution from the legacy Complete businesses, and to increases in our legacy well control, coiled tubing, hydraulic workover and snubbing, and completion tools product service lines. Revenue from our U.S. land market area attributable to our legacy businesses increased approximately 40%, primarily related to increases in demand for well control, pressure pumping, wireline and coiled tubing services. Revenue from our international market areas increased approximately 83% as a result of the addition of Complete’s coiled tubing services in Mexico, coupled with increases in demand for hydraulic workover and snubbing, subsea inspection, repair and maintenance and emergency well control services. Revenue from our Gulf of Mexico market area increased approximately 8% primarily due to increases in demand for end-of-life services, marine engineering projects, and hydraulic workover and snubbing services.

Drilling Products and Services Segment

Revenue from our drilling products and services segment for the six months ended June 30, 2012 was $387.5 million, as compared to $277.4 million for the same period in 2011. Cost of rentals and sales as a percentage of revenue decreased to 33% of segment revenue for the six months ended June 30, 2012 from 37% in the same period in 2011 as a result of business mix. Revenue in our U.S. land market area increased approximately 38% for the six month period ended June 30, 2012 over the same period in 2011. The increase in revenue for this geographic market area is attributable to growth in most of our product lines within this segment as the average number of drilling rigs in the U.S. land market area increased approximately 11% from the same period in 2011. Revenue generated from our international market areas increased approximately 17% for the six months ended June 30, 2012 as compared to the same period in 2011 due primarily to an increase in demand for premium drill pipe in Brazil. Revenue from our Gulf of Mexico market area increased approximately 72% due to a substantial increase in rentals of bottom hole assemblies and premium drill pipe as a result of the ongoing recovery of the deepwater market.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $238.1 million in the six months ended June 30, 2012 from $115.8 million for the same period in 2011. Depreciation, depletion, amortization and accretion expense related to our subsea and well enhancement segment for the six months ended June 30, 2012 increased approximately $111.9 million from the same period in 2011, which is primarily attributable to the acquisition of Complete, along with 2011 and 2012 capital expenditures. Depreciation and amortization expense for the six months ended June 30, 2012 increased within our drilling products and services segment by $10.4 million, or 17%, from the same period in 2011 due to 2011 and 2012 capital expenditures.

General and Administrative Expenses

General and administrative expenses increased to $333.5 million for the six months ended June 30, 2012 from $178.4 million for the same period in 2011. The increase is primarily related to the Complete acquisition, including acquisition related expenses of approximately $29.0 million, coupled with additional infrastructure to support our growth strategy.

Liquidity and Capital Resources

In the six months ended June 30, 2012, we generated net cash from operating activities of $365.5 million as compared to $228.0 million in the same period of 2011. Our primary liquidity needs are for working capital and to fund capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under the revolving portion of our bank credit facility. We had cash and cash equivalents of $143.0 million at June 30, 2012 compared to $80.3 million at December 31, 2011. At June 30, 2012, approximately $63.4 million of our cash balance was held outside the United States. Cash balances held in foreign jurisdictions can be repatriated to the United States; however, they would be subject to United States federal income taxes, less applicable foreign tax credits. The Company has not provided United States income tax expense on earnings of its foreign subsidiaries, other than foreign subsidiaries acquired in the Complete acquisition, because it expects to reinvest the undistributed earnings indefinitely.

On February 15, 2012, we sold a derrick barge for approximately $44.5 million, inclusive of selling costs. On March 30, 2012, we sold 18 liftboats and related assets comprising our marine segment for approximately $141.4 million, inclusive of estimated working capital, subject to adjustment, and selling costs. In connection with the sale, we repaid $12.5 million in U.S. Government guaranteed long-term financing. We also paid approximately $4.0 million of make-whole premiums as a result of this repayment. A portion of the proceeds from these dispositions was used to repay the balance on the revolving portion of our credit facility. Subsequent to March 31, 2012, we received approximately $34.1 million in cash as partial consideration for our 10% interest in Dynamic Offshore. As a result of these dispositions, the deferred tax liabilities previously recorded to reflect financial accounting and tax accounting differences will reverse and result in current tax payables. We estimate that the tax due on these transactions will be approximately $74.0 million. We also expect to collect approximately $109.9 million during the third quarter of 2012 in connection with the large-scale platform decommissioning project in the Gulf of Mexico, pending certain regulatory approvals. These amounts are exclusive of any tax payments related to these transactions.

We spent $588.2 million of cash on capital expenditures during the six months ended June 30, 2012. Approximately $119.9 million was used to expand and maintain our drilling products and services equipment inventory and approximately $467.9 million was used to expand and maintain the asset base of our subsea and well enhancement segment.

On February 7, 2012, in connection with the Complete acquisition, the Company amended its bank credit facility to increase the revolving borrowing capacity to $600 million from $400 million, and to include a $400 million term loan. The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, commencing on June 30, 2012. Any amounts outstanding on the bank revolving credit facility and the term loan are due on February 7, 2017. At both June 30, 2012 and July 31, 2012, we had no amounts outstanding under the revolving credit facility. We had $50.6 million of letters of credit outstanding at July 31, 2012, which reduces our borrowing capacity under this credit facility. Borrowings under the bank credit facility bear interest at LIBOR plus margins that depend on our leverage ratio. Indebtedness under the bank credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries. The bank credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness.

We have outstanding $300 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on June 1st and December 1st of each year through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. We anticipate redeeming a portion of these senior notes during the third quarter of 2012.

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

Our current long-term issuer credit rating is BBB- by Standard and Poor’s (S&P) and Ba2 by Moody’s. S&P upgraded our corporate credit rating to BBB- with a stable outlook on May 23, 2012 from BB+. S&P’s upgrade and stable outlook reflects their expectation that we will maintain our positive operating momentum and satisfactory credit measures.

The following table summarizes our projected contractual cash obligations and commercial commitments at June 30, 2012 (amounts in thousands). We do not have any other material obligations or commitments.

Description	Remaining Six Months 2012	2013	2014	2015	2016	Thereafter
Long-term debt, including estimated interest payments	$72,921	$136,175	$435,275	$124,063	$123,163	$1,971,289
Capital lease obligations, including estimated interest payments	3,113	6,225	6,225	6,225	6,225	12,969
Decommissioning liabilities, undiscounted	—	8,517	28,138	3,517	4,464	128,069
Operating leases	40,521	39,781	26,022	15,983	10,878	34,376
Vessel construction	29,833	14,917	—	—	—	—
Other long-term liabilities	—	16,917	15,671	13,477	7,161	25,255

Total	$146,388	$222,532	$511,331	$163,265	$151,891	$2,171,958

We currently believe that we will spend approximately $400 million to $500 million on capital expenditures, excluding acquisitions, during the remaining six months of 2012. We believe that our current working capital, cash generated from our operations and availability under the revolving portion of our credit facility will provide sufficient funds for our identified capital projects.

We are currently constructing a compact semi-submersible vessel. This vessel is designed for both shallow and deepwater conditions and will be capable of performing subsea construction, inspection, repairs and maintenance work, as well as subsea light well intervention and abandonment work. This vessel is expected to be delivered during the first quarter of 2013.

We intend to continue implementing our growth strategy of increasing our scope of services through both internal growth and strategic acquisitions. We expect to continue to make the capital expenditures required to implement our growth strategy in amounts consistent with the amount of cash generated from operating activities, the availability of additional financing and under our credit facility. Depending on the size of any future acquisitions, we may require additional equity or debt financing in excess of our current working capital and amounts available under the revolving portion of our credit facility.

Off-Balance Sheet Financing Arrangements

We have no off-balance sheet financing arrangements other than potential additional consideration that may be payable as a result of the future operating performance of certain acquired businesses. At June 30, 2012, the maximum additional consideration payable was approximately $9.5 million, of which $3.0 million is attributable to acquisitions that occurred before we adopted the revised authoritative guidance for business combinations; therefore, these amounts are not classified as liabilities and are not reflected in our condensed consolidated financial statements until the amounts are fixed and determinable. When these amounts are determined, they will be capitalized as part of the purchase price of the related acquisition.

In accordance with authoritative guidance related to guarantees, we have assigned an estimated value of $2.6 million at June 30, 2012 and December 31, 2011, which is reflected in other long-term liabilities, related to decommissioning activities in connection with oil and gas properties acquired by SPN Resources prior to its sale to Dynamic Offshore. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event of default on any remaining decommissioning liabilities, the total maximum potential obligation under these guarantees is estimated to be approximately $136.7 million, net of the contractual right to receive payments from third parties, which is approximately $24.6 million, as of June 30, 2012. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in currency exchange rates, interest rates, equity prices, and oil and gas prices as discussed below.

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

Interest Rate Risk

At June 30, 2012, our debt (exclusive of discounts), was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Bank credit facility term loan due 2017	$—	$395,000
6.875% Senior notes due 2014	300,000	—
6.375% Senior notes due 2019	500,000	—
7.125% Senior notes due 2021	700,000	100,000

Total Debt	$1,500,000	$495,000

Based on the amount of this debt outstanding at June 30, 2012, a 10% increase in the variable interest rate would increase our interest expense for the six months ended June 30, 2012 by approximately $0.8 million, while a 10% decrease would decrease our interest expense by approximately $0.8 million.

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

Item 4. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

b.	Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On February 7, 2012, we acquired Complete. For purposes of determining the effectiveness of our disclosure controls and procedures and any change in our internal control over financial reporting for the period covered by this quarterly report on Form 10-Q, management has excluded Complete from its evaluation of these matters. The acquired business represented approximately 47% of our consolidated total assets at June 30, 2012. Management will continue to evaluate our internal controls over financial reporting

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1—30, 2012	—	—
May 1—31, 2012	4,268	$22.93
June 1—30, 2012	—	—

April 1, 2012 through
June 30, 2012	4,268	$22.93

(1)	Through our stock incentive plans, 4,268 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock.

Item 6. Exhibits

(a) The following exhibits are filed with this Form 10-Q:

2.1	Agreement and Plan of Merger Agreement and Plan of Merger, dated October 9, 2011, by and among Superior Energy Services, Inc., SPN Fairway Acquisition, Inc. and Complete Production Services, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed October 12, 2011).

3.1	Composite Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K filed on February 28, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 12, 2012).

4.1	Supplemental Indenture, dated as of May 8, 2012, among Superior Energy Services, Inc., SESI, L.L.C., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., in connection with the May 22, 2006 Indenture (incorporated herein by reference to Exhibit 4.1 to the Company’s form 8-K filed May 8, 2012).

4.2	Supplemental Indenture, dated as of May 8, 2012, among Superior Energy Services, Inc., SESI, L.L.C., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., in connection with the April 27, 2011 Indenture (incorporated herein by reference to Exhibit 4.2 to the Company’s form 8-K filed May 8, 2012).

4.3	Supplemental Indenture, dated as of May 8, 2012, among Superior Energy Services, Inc., SESI, L.L.C., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A., in connection with the December 6, 2011 Indenture (incorporated herein by reference to Exhibit 4.3 to the Company’s form 8-K filed May 8, 2012).

31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this Form 10-Q
**	Furnished with Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date: August 6, 2012	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)