Form 10-Q
period 2012-09-30
SUPERIOR ENERGY SERVICES INC
filed 2012-11-08
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of the registrant’s common stock outstanding on November 2, 2012 was 157,696,044.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

(in thousands, except share data)

	9/30/2012	12/31/2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$79,086	$80,274
Accounts receivable, net of allowance for doubtful accounts of $23,456 and $17,484 at September 30, 2012 and December 31, 2011, respectively	1,129,714	540,602
Deferred income taxes	31,306	—
Prepaid expenses	102,206	34,037
Inventory and other current assets	180,197	228,309
Available-for-sale securities	20,321	—

Total current assets	1,542,830	883,222

Property, plant and equipment, net of accumulated depreciation and depletion of $1,220,148 and $970,137 at September 30, 2012 and December 31, 2011, respectively	3,163,273	1,507,368
Goodwill	2,528,312	581,379
Notes receivable	44,129	73,568
Equity-method investments	—	72,472
Intangible and other long-term assets, net of accumulated amortization of $43,994 and $20,123 at September 30, 2012 and December 31, 2011, respectively	511,074	930,136

Total assets	$7,789,618	$4,048,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$268,812	$178,645
Accrued expenses	360,647	197,574
Income taxes payable	148,857	717
Current maturities of long-term debt	20,000	810
Deferred income taxes	—	831
Current portion of decommissioning liabilities	—	14,956

Total current liabilities	798,316	393,533
Deferred income taxes	727,034	297,458
Decommissioning liabilities	91,012	108,220
Long-term debt, net	1,909,416	1,685,087
Other long-term liabilities	114,771	110,248
Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $0.001 par value
Authorized—250,000,000, Issued—157,190,721, Outstanding—157,702,507 at September 30, 2012
Authorized—125,000,000, Issued and Outstanding, 80,425,443 at December 31, 2011	157	80
Additional paid in capital	2,846,236	447,007
Accumulated other comprehensive loss, net	(20,432)	(26,936)
Retained earnings	1,323,108	1,033,448

Total stockholders’ equity	4,149,069	1,453,599

Total liabilities and stockholders’ equity	$7,789,618	$4,048,145

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2012 and 2011

(in thousands, except per share data) (unaudited)

	Three Months		Nine Months
	2012	2011 *	2012	2011 *
Revenues	$1,179,665	$537,042	$3,389,821	$1,401,932

Costs and expenses:
Cost of services (exclusive of items shown separately below)	708,608	285,124	1,966,659	752,813
Depreciation, depletion, amortization and accretion	128,160	61,807	366,272	177,651
General and administrative expenses	163,458	93,813	496,998	272,243

Income from operations	179,439	96,298	559,892	199,225

Other income (expense):
Interest expense, net	(28,118)	(18,894)	(88,101)	(47,309)
Loss on early extinguishment of debt	(2,294)	—	(2,294)	—
Earnings (losses) from equity-method investments, net	—	8,198	(287)	13,724
Gain on sale of equity-method investments	—	—	17,880	—

Income from continuing operations before income taxes	149,027	85,602	487,090	165,640

Income taxes	55,140	30,803	180,223	59,589

Net income from continuing operations	93,887	54,799	306,867	106,051

Income (loss) from discontinued operations, net of income tax	—	4,781	(17,207)	17,141

Net income	$93,887	$59,580	$289,660	$123,192

Earnings (loss) per share information:
Continuing operations	$0.60	$0.69	$2.09	$1.33
Discontinued operations	—	0.06	(0.11)	0.22

Basic earnings per share	$0.60	$0.75	$1.98	$1.55

Continuing operations	$0.59	$0.67	$2.07	$1.31
Discontinued operations	—	0.06	(0.12)	0.21

Diluted earnings per share	$0.59	$0.73	$1.95	$1.52

Weighted average common shares used in computing earnings per share:
Basic	157,153	79,836	146,611	79,537
Incremental common shares from stock based compensation	1,423	1,418	1,758	1,588

Diluted	158,576	81,254	148,369	81,125

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2012 and 2011

(in thousands) (unaudited)

	Three Months		Nine Months
	2012	2011 *	2012	2011 *
Net income	$93,887	$59,580	$289,660	$123,192
Unrealized net gain (loss) on investment securities, net of tax (expense) benefit of ($1,291) and $377 for the three and nine months ended September 30, 2012, respectively	2,198	—	(642)	—
Change in cumulative translation adjustment	7,216	(6,027)	7,146	2,539

Comprehensive income	$103,301	$53,553	$296,164	$125,731

See accompanying notes to consolidated financial statements.

*	As adjusted for discontinued operations

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

(in thousands)

(unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$289,660	$123,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	367,518	187,552
Deferred income taxes	(14,745)	38,900
Excess tax benefit from stock-based compensation	(1,537)	(10,262)
Gain on sale of equity-method investment	(17,880)	—
Stock based and performance share unit compensation expense	27,845	10,273
Retirement and deferred compensation plan expense	1,455	1,994
(Earnings) losses from equity-method investments, net of cash received	3,340	(12,187)
Amortization of debt acquisition costs and note discount	7,439	19,333
(Gain) loss sale of businesses	6,649	(8,558)
Writeoff of debt acquisition costs and note discount	3,460	—
Other reconciling items, net	1,582	(4,659)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(144,316)	(28,599)
Inventory and other current assets	85,119	11,415
Accounts payable	(757)	3,064
Accrued expenses	(29,835)	27,207
Decommissioning liabilities	(4,624)	—
Income taxes	141,916	777
Other, net	(25,701)	2,683

Net cash provided by operating activities	696,588	362,125

Cash flows from investing activities:
Payments for capital expenditures	(918,193)	(329,229)
Purchases of short-term investments, net	—	(223,491)
Sale of available-for-sale securities	31,150	—
Change in restricted cash held for acquisition of business	785,280	—
Acquisitions of businesses, net of cash acquired	(1,072,532)	(748)
Cash proceeds from sale of businesses	183,094	22,349
Cash proceeds from sale of equity-method investment	34,087	—
Other	28,438	(720)

Net cash used in investing activities	(928,676)	(531,839)

Cash flows from financing activities:
Net payments on revolving line of credit	15,000	(175,000)
Proceeds from issuance of long-term debt	400,000	500,000
Principal payments on long-term debt	(172,546)	(405)
Payment of debt acquisition costs	(25,266)	(9,558)
Proceeds from exercise of stock options	13,915	10,211
Excess tax benefit from stock-based compensation	1,537	10,262
Proceeds from issuance of stock through employee benefit plans	2,193	1,702
Other	(5,843)	(8,453)

Net cash provided by financing activities	228,990	328,759
Effect of exchange rate changes on cash	1,910	409

Net increase (decrease) in cash and cash equivalents	(1,188)	159,454
Cash and cash equivalents at beginning of period	80,274	50,727

Cash and cash equivalents at end of period	$79,086	$210,181

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012

(1) Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures that are made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, except the portions updated by the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2012, and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and nine months ended September 30, 2012 and 2011 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2012 presentation.

(2) Acquisitions

Complete Production Services

On February 7, 2012, the Company acquired Complete Production Services, Inc. (Complete) in a cash and stock merger transaction valued at approximately $2,914.8 million. Complete focuses on providing specialized completion and production services and products that help oil and gas companies develop hydrocarbon reserves, reduce costs and enhance production. Complete’s operations are located throughout the U.S. and Mexico. The acquisition of Complete substantially expanded the size and scope of services of the Company. Management believes that this acquisition positions the combined company to be better equipped to compete with the larger oilfield service companies and to expand internationally. All of Complete’s operations have been reported in the subsea and well enhancement segment.

Pursuant to the merger agreement, Complete stockholders received 0.945 of a share of the Company’s common stock and $7.00 cash for each share of Complete’s common stock outstanding at the time of the acquisition. In total, the Company paid approximately $553.3 million in cash and issued approximately 74.7 million shares valued at approximately $2,308.2 million (based on the closing price of the Company’s common stock on the acquisition date of $30.90). Additionally, the Company paid $676.0 million, inclusive of a $26.0 million prepayment premium, to redeem $650 million of Complete’s 8.0% senior notes. The Company also assumed all outstanding stock options and shares of non-vested and unissued restricted stock held by Complete’s employees and directors at the time of acquisition.

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

Goodwill

Goodwill of approximately $1,922.3 million was recognized as a result of this acquisition and was calculated as the excess of the consideration paid over the net assets recognized and represents estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. It includes access to new product and service offerings, an experienced management team and workforce, and other benefits that the Company believes will result from the combination of the operations, and any other intangible assets that do not qualify for separate recognition. None of the goodwill related to this acquisition will be deductible for tax purposes. All of the goodwill has been assigned to the subsea and well enhancement segment.

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

Acquisition Related Expenses

Acquisition related expenses totaled approximately $33.5 million, of which approximately $29.0 million was recorded in the nine months ended September 30, 2012. The remainder was recorded in the three months ended December 31, 2011. These acquisition related costs include expenses directly related to acquiring Complete and have been recorded in general and administrative expenses.

Other Acquisitions

In August 2012, the Company acquired 100% of the equity interest in a company that provides mechanical wireline, electric line and well testing services to the oil and gas exploration and production industry in Argentina. This acquisition provides the Company with a platform for the continued expansion in the South American market area. The Company paid $25.5 million at closing with an additional $5.6 million payable based upon the finalized shareholders’ equity as of the closing date. The Company has also recorded a current liability of approximately $4.5 million for contingent consideration based upon certain performance metrics. Additionally, the Company deposited $8.0 million in an escrow account on behalf of the sellers for the settlement of certain liabilities. Goodwill of approximately $22.6 million was recognized as a result of this acquisition and was calculated as the excess of the consideration paid over the net assets recognized and represents estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill related to this acquisition will be deductible for tax purposes. All of the goodwill has been assigned to the subsea and well enhancement segment.

Current Earnings and Pro Forma Impact of Acquisitions

The revenue and earnings related to Complete and certain other acquisitions included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2012, and the revenue and earnings of the Company on a consolidated basis as if these acquisitions had occurred on January 1, 2011, are as follows. The earnings related to Complete and certain other acquisitions included in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2012 do not include interest expense or other corporate costs. The pro forma results include (i) the amortization associated with the acquired intangible assets, (ii) additional depreciation expense related to adjustments to property, plant and equipment, (iii) additional interest expense associated with debt used to fund a portion of the acquisitions, (iv) a reduction to interest expense associated with repayment of the acquirees’ debt, and (v) operating results of certain acquisitions of Complete prior to February 7, 2012, including costs directly related to these acquisitions. For the nine months ended September 30, 2012, these pro forma results exclude approximately $79.0 million of non-recurring expenses, of which $48.4 million was recorded by Complete prior to February 7, 2012. These nonrecurring expenses include banking, legal, consulting and accounting fees, and change of control and other acquisition related expenses. The pro forma results do not include any potential synergies, cost savings or other expected benefits of the acquisition. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the acquisition and related borrowings had been consummated as of January 1, 2011, nor are they indicative of future results. The following amounts are presented in thousands, except per share amounts:

	Revenue	Net income from continuing operations	Basic earnings per share	Diluted earnings per share
Actual results of acquisitions from date of acquisitions through September 30, 2012	$1,644,736	$195,924	$1.34	$1.32

Supplemental pro forma for the Company:
Three months ended September 30, 2012	$1,186,161	$95,184	$0.61	$0.60
Nine months ended September 30, 2012	$3,678,070	$350,297	$2.24	$2.21
Three months ended September 30, 2011	$1,114,552	$111,083	$0.72	$0.71
Nine months ended September 30, 2011	$3,003,020	$249,724	$1.62	$1.60

The Company has no off-balance sheet financing arrangements other than potential additional consideration that may be payable as a result of the future operating performance of certain acquired businesses. At September 30, 2012, the maximum additional consideration payable was approximately $14.0 million, of which $3.0 million is attributable to an acquisition that occurred before the Company adopted the revised authoritative guidance for business combinations. Therefore, this $3.0 million is not classified as a liability and is not reflected in the Company’s condensed consolidated financial statements until this amount is fixed and determinable. When this amount is determined, it will be capitalized as part of the purchase price of the related acquisition.

(3) Dispositions

On February 15, 2012, the Company sold one of its derrick barges and received proceeds of approximately $44.5 million, inclusive of selling costs. The Company recorded a pre-tax loss of approximately $3.1 million, inclusive of approximately $9.7 million of goodwill, during the nine months ended September 30, 2012 in connection with this sale. This business was previously reported in the subsea and well enhancement segment. The operations and loss on the sale of this disposal group have been reported within income (loss) from discontinued operations in the condensed consolidated statement of operations for all periods presented.

On March 30, 2012, the Company sold 18 liftboats and related assets comprising its marine segment. The Company received cash proceeds of approximately $138.6 million, inclusive of working capital and selling costs. In connection with the sale, the Company repaid approximately $12.5 million in U.S. Government guaranteed long-term financing (see note 9). Additionally, the Company paid approximately $4.0 million of make-whole premiums and wrote off approximately $0.7 million of unamortized loan costs as a result of this repayment. The Company’s total pre-tax loss on the disposal of this segment was approximately $56.1 million, which includes a $46.1 million write off of long-lived assets and goodwill that was recorded in the fourth quarter of 2011 in order to approximate the segment’s indicated fair value and an additional loss of $10.0 million recorded in the first quarter of 2012, comprised of an approximate $3.6 million loss on sale of assets and approximately $6.4 million of additional costs related to the disposition. During the nine months ended September 30, 2011, the Company sold seven liftboats from the marine segment for approximately $22.3 million, net of sales commissions, and recorded a pre-tax gain of approximately $8.6 million. The operations and loss on the sale of this disposal group have been reported within income (loss) from discontinued operations in the condensed consolidated statement of operations for all periods presented.

The following table summarizes the components of income (loss) from discontinued operations, net of tax for the three months ended September 30, 2011 and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months	Nine Months
	2011	2012	2011
Revenues	$28,300	$16,231	$88,198

Income (loss) from discontinued operations before income tax	7,492	(8,249)	18,291

Income tax expense (benefit)	2,711	(1,771)	6,605
Gain (loss) on disposition, net of tax (benefit) expense of ($2,391) for the nine months ended September 30, 2012, and $3,103 for the nine months ended September 30, 2011, respectively	—	(10,729)	5,455

Income (loss) from discontinued operations, net of tax	$4,781	$(17,207)	$17,141

The following table presents the assets and liabilities of these disposal groups at December 31, 2011 (in thousands):

Accounts receivable, net	$16,342
Prepaid expenses	1,900
Inventory and other current assets	2,371

Current assets of discontinued operations	$20,613

Property, plant and equipment, net	170,222
Goodwill	9,740
Intangible and other long-term assets, net	3,875

Long-term assets of discontinued operations	$183,837

Accounts payable	$1,231
Accrued expenses	13,421
Current maturities of long-term debt	810

Current liabilities of discontinued operations	$15,462

Long-term debt	$11,736

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

Stock Options

The Company has issued non-qualified stock options under its stock incentive plans. The options generally vest in equal installments over three years and expire in ten years. Non-vested options are generally forfeited upon termination of employment. The Company’s compensation expense related to stock options for the nine months ended September 30, 2012 and 2011 was approximately $3.8 million and $2.5 million, respectively, which is reflected in general and administrative expenses.

Restricted Stock

The Company has issued shares of restricted stock under its stock incentive plans. Shares of restricted stock generally vest in equal annual installments over three years. Non-vested shares are generally forfeited upon the termination of employment. With the exception of the non-vested shares of restricted stock issued as a result of the Complete acquisition, holders of shares of restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions. The Company’s compensation expense related to restricted stock for the nine months ended September 30, 2012 and 2011 was approximately $13.1 million and $4.3 million, respectively, which is reflected in general and administrative expenses and cost of services.

Restricted Stock Units

The Company has issued restricted stock units (RSUs) to its non-employee directors under its stock incentive plans. Annually, each non-employee director is issued a number of RSUs having an aggregate dollar value determined by the Company’s Board of Directors. An RSU represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock. The Company’s expense related to RSUs for the nine months ended September 30, 2012 and 2011 was approximately $1.9 million and $0.9 million, respectively, which is reflected in general and administrative expenses.

Performance Share Units

The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program. There is a three-year performance period associated with each PSU grant. The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.” If the participant has met specified continued service requirements, the PSUs will settle in cash or a combination of cash and up to 50% of equivalent value in the Company’s common stock, at the discretion of the compensation committee. The Company’s compensation expense related to all outstanding PSUs for the nine months ended September 30, 2012 and 2011 was approximately $8.6 million and $2.3 million, respectively, which is reflected in general and administrative expenses. The Company has recorded both current and long-term liabilities for this liability-based compensation award. During the nine month period ended September 30, 2012, the Company issued approximately 43,300 shares of its common stock and paid approximately $2.7 million in cash to its employees to settle PSUs for the three year performance period ended December 31, 2011. During the nine month period ended September 30, 2011, the Company issued approximately 67,300 shares of its common stock and paid approximately $2.8 million in cash to its employees to settle PSUs for the three year performance period ended December 31, 2010.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan under which an aggregate of 1,000,000 shares of common stock were reserved for issuance. Under this stock purchase plan, eligible employees can purchase shares of the Company’s common stock at a discount. The Company received approximately $2.2 million and $1.7 million related to shares issued under this plan for the nine months ended September 30, 2012 and 2011, respectively. For the nine month periods ended September 30, 2012 and 2011, the Company recorded compensation expense of approximately $0.4 million and $0.3 million, respectively, which is reflected in general and administrative expenses. Additionally, the Company issued approximately 109,000 shares and 57,000 shares in the nine months ended September 30, 2012 and 2011, respectively, related to this stock purchase plan.

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

Supplemental Executive Retirement Plan

The Company has a supplemental executive retirement plan (SERP). The SERP provides retirement benefits to the Company’s executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant. Under the SERP, the Company will generally make annual contributions to a retirement account based on age and years of service. The Company may also make discretionary contributions to a participant’s account. The Company recorded compensation expense of approximately $2.1 million and $1.4 million in general and administrative expenses for the nine months ended September 30, 2012 and 2011, respectively.

(5) Inventory and Other Current Assets

Inventory and other current assets includes approximately $132.1 million and $83.1 million of inventory at September 30, 2012 and December 31, 2011, respectively. The Company’s inventory balance at September 30, 2012 consisted of approximately $51.0 million of finished goods, $5.3 million of work-in-process, $4.7 million of raw materials and $71.1 million of supplies and consumables. The Company’s inventory balance at December 31, 2011 consisted of approximately $39.0 million of finished goods, $2.3 million of work-in-process, $5.4 million of raw materials and $36.4 million of supplies and consumables. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process. Supplies and consumables consist principally of products used in our services provided to customers.

Additionally, inventory and other current assets include approximately $10.7 million and $133.4 million of costs incurred and estimated earnings in excess of billings on uncompleted contracts at September 30, 2012 and December 31, 2011, respectively. The Company follows the percentage-of-completion method of accounting for applicable contracts.

(6) Available-for-Sale Securities

On April 17, 2012, SandRidge Energy Inc. (NYSE: SD) (SandRidge) completed its acquisition of Dynamic Offshore, at which time the Company received approximately $34.1 million in cash and approximately $51.6 million in shares of SandRidge stock (approximately 7.0 million shares valued at $7.33 per share) in consideration for its 10% interest in Dynamic Offshore. In accordance with authoritative guidance related to equity securities, the Company is accounting for the shares received through this transaction as available-for-sale securities. The changes in fair values, net of applicable taxes, on available-for-sale securities are recorded as unrealized holding gains (losses) on securities as a component of accumulated other comprehensive loss in shareholders’ equity. During the three months ended September 30, 2012, the Company sold approximately 4.1 million shares for approximately $31.1 million, resulting in a realized gain of approximately $0.9 million. In connection with these sales, the Company reversed approximately $3.1 million of previously recorded unrealized losses, of which approximately $2.0 million was reclassified out of accumulated other comprehensive loss.

The fair value of the remaining 2.9 million shares at September 30, 2012 was approximately $20.3 million. During the three months ended September 30, 2012, the Company recorded an unrealized gain related to the fair value of these securities of $3.5 million, of which $2.2 million was reported within accumulated other comprehensive loss, net of tax expense of $1.3 million. During the nine months ended September 30, 2012, the Company recorded an unrealized loss on these securities of approximately $1.0 million, of which approximately $0.6 million was reported within accumulated other comprehensive loss, net of tax benefit of approximately $0.4 million. The Company evaluates whether unrealized losses on investments in securities are other-than-temporary, and if it is believed the unrealized losses are other-than-temporary, an impairment charge is recorded. There were no other-than-temporary impairment losses recognized during the nine months ended September 30, 2012.

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

The Company’s equity interest in Dynamic Offshore was accounted for as an equity-method investment with a balance of approximately $70.6 million at December 31, 2011. The Company recorded losses from its equity-method investment in Dynamic Offshore of approximately $0.3 million and income of approximately $12.4 million for the nine and seven months ended September 30, 2012 and 2011, respectively.

The Company, where possible and at competitive rates, provides its products and services to assist Dynamic Offshore in producing and developing its oil and gas properties. The Company had a receivable from Dynamic Offshore of approximately $9.8 million at December 31, 2011. The Company also recorded revenue from Dynamic Offshore of approximately $15.5 million and $31.4 million for the nine and seven months ended September 30, 2012 and 2011, respectively. Additionally, the Company had a receivable from Dynamic Offshore of approximately $14.0 million as of December 31, 2011 related to its share of oil and natural gas commodity sales and production handling arrangement fees.

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

(8) Long-Term Contracts

In 2010, the Company’s wholly owned subsidiary, Wild Well Control, Inc. (Wild Well), acquired 100% ownership of Shell Offshore, Inc.’s Gulf of Mexico Bullwinkle platform and its related assets, and assumed the related decommissioning obligations. In accordance with the asset purchase agreement with Shell Offshore, Inc., Wild Well obtained a $50.0 million performance bond and funded $50.0 million into an escrow account. Included in intangible and other long-term assets, net is escrowed cash of $50.4 million and $50.2 million at September 30, 2012 and December 31, 2011, respectively.

In December 2007, Wild Well entered into contractual arrangements pursuant to which it decommissioned seven downed oil and gas platforms and related well facilities located in the Gulf of Mexico for a fixed sum of $750 million. The contract contained certain covenants primarily related to Wild Well’s performance of the work. As of September 30, 2012, the work on this project was complete, and all amounts to be collected are included in accounts receivable in the consolidated balance sheet. At December 31, 2011, there were approximately $129.7 million of costs and estimated earnings in excess of billings related to this contract included in other current assets.

(9) Debt

On February 7, 2012, in connection with the Complete acquisition, the Company amended its bank credit facility to increase the revolving borrowing capacity to $600.0 million from $400.0 million, and to include a $400.0 million term loan. The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, which began on June 30, 2012. Any amounts outstanding on the revolving credit facility and the term loan are due on February 7, 2017. Costs associated with the bank credit facility totaled approximately $24.7 million. These costs have been capitalized and will be amortized over the term of the credit facility.

At September 30, 2012, the Company had approximately $90.0 million outstanding under the revolving credit facility. The Company also had approximately $49.3 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this portion of the credit facility. Amounts borrowed under the credit facility bear interest at LIBOR plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal domestic subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At September 30, 2012, the Company was in compliance with all such covenants.

In August 2012, the Company redeemed $150 million, or 50%, of the principal amount of its $300 million 6 7/8% unsecured senior notes due 2014 at 100% of face value. This redemption resulted in a loss on early extinguishment of debt of approximately $2.3 million related to the writeoff of debt acquisition costs and note discount. The indenture governing the remaining $150 million 6 7/8% senior notes outstanding requires semi-annual interest payments on June 1st and December 1st of each year through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At September 30, 2012, the Company was in compliance with all such covenants.

The Company has outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At September 30, 2012, the Company was in compliance with all such covenants.

The Company also has outstanding $800 million of 7 1/8% unsecured senior notes due 2021. The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At September 30, 2012, the Company was in compliance with all such covenants.

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

Stock options for approximately 2,600,000 shares and 470,000 shares for the three months ended September 30, 2012 and 2011, respectively, and approximately 1,800,000 shares and 190,000 shares for the nine months ended September 30, 2012 and 2011, respectively, were excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011, as the effect would have been anti-dilutive.

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

The Company’s decommissioning liabilities associated with the Bullwinkle platform and its related assets consist of costs related to the plugging of wells, the removal of the related facilities and equipment, and site restoration. Whenever practical, the Company utilizes its own equipment and labor services to perform well abandonment and decommissioning work. When the Company performs these services, all recorded intercompany revenues and related costs of services are eliminated in the condensed consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is abandoned. The recorded liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the recorded liability exceeds (or is less than) the Company’s total costs, then the difference is reported as income (or loss) within revenue during the period in which the work is performed.

The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liability have changed materially. The Company reviews its estimates for the timing of these expenditures on a quarterly basis. As a result of continuing development activities, the Company revised its estimates during the second quarter of 2012 relating to the timing of decommissioning work on its Bullwinkle assets, including a 10 year postponement of the platform decommissioning. This change in estimate resulted in a significant reduction in the present value of decommissioning liabilities.

In connection with the acquisition of Complete in February 2012, the Company assumed approximately $3.6 million of estimated decommissioning liabilities associated with costs to plug and abandon disposal wells at the end of the service lives of the assets.

The following table summarizes the activity for the Company’s decommissioning liabilities for the nine month periods ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Decommissioning liabilities, December 31, 2011 and 2010, respectively	$123,176	$117,716
Liabilities acquired and incurred	3,573	—
Liabilities settled	(4,624)	—
Accretion	3,260	5,038
Revision in estimated liabilities	(34,373)	(292)

Total decommissioning liabilities, September 30, 2012 and 2011, respectively	91,012	122,462

Less: current portion of decommissioning liabilities at September 30, 2012 and 2011, respectively	—	17,090

Long-term decommissioning liabilities, September 30, 2012 and 2011, respectively	$91,012	$105,372

(12) Notes Receivable

Notes receivable consist of a commitment from the seller of oil and gas properties towards the abandonment of the acquired property. Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of this obligation totaled $115.0 million and is recorded at present value using an effective interest rate of 6.58%. The related discount is amortized to interest income based on the expected timing of the platform’s removal. During the second quarter of 2012, the Company revised its timing estimate for the Bullwinkle platform removal, resulting in a significant reduction of the present value of the notes receivable (see note 11). The Company recorded interest income related to notes receivable of $2.1 million and $3.4 million for nine months ended September 30, 2012 and 2011, respectively.

(13) Segment Information

Business Segments

On March 30, 2012, the Company sold 18 liftboats and related assets that comprised its marine segment. Additionally, on February 15, 2012 the Company sold a derrick barge that was formerly reported within the subsea and well enhancement segment. The operating results from these businesses have been included in discontinued operations on the condensed consolidated statement of operations. The prior year segment presentation has been revised to reflect these changes. The Company’s reportable segments are now as follows: (1) subsea and well enhancement and (2) drilling products and services. The subsea and well enhancement segment provides completion and production-related services used to enhance, extend and maintain oil and gas production, which include horizontal well fracturing, fluids management, well service rigs, integrated subsea services and engineering services, mechanical wireline, hydraulic workover and snubbing, well control, coiled tubing, electric line, pumping and stimulation and wellbore evaluation services; well plug and abandonment services; stimulation and sand control equipment and services; and other oilfield services used to support drilling and production operations. The subsea and well enhancement segment also includes production handling arrangements, as well as the production and sale of oil and gas. The drilling products and services segment rents and sells stabilizers, drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. It also provides on-site accommodations and bolting and machining services.

Certain previously reported segment information has been adjusted due to the disposal of the marine segment and the derrick barge from the subsea and well enhancement segment. Summarized financial information for the Company’s segments for the three and nine months ended September 30, 2012 and 2011 is shown in the following tables (in thousands):

Three Months Ended September 30, 2012

	Subsea and	Drilling
	Well	Products and		Consolidated
	Enhancement	Services	Unallocated	Total
Revenues	$984,783	$194,882	$—	$1,179,665
Cost of services (exclusive of items shown separately below)	646,649	61,959	—	708,608
Depreciation, depletion, amortization and accretion	90,376	37,784	—	128,160
General and administrative expenses	131,078	32,380	—	163,458

Income from operations	116,680	62,759	—	179,439
Interest income (expense), net	697	—	(28,815)	(28,118)
Loss on early extinguishment of debt	—	—	(2,294)	(2,294)

Income (loss) from continuing operations before income taxes	$117,377	$62,759	$(31,109)	$149,027

Three Months Ended September 30, 2011

	Subsea and	Drilling
	Well	Products and		Consolidated
	Enhancement	Services	Unallocated	Total
Revenues	$373,586	$163,456	$—	$537,042
Cost of services (exclusive of items shown separately below)	226,586	58,538	—	285,124
Depreciation, depletion, amortization and accretion	28,592	33,215	—	61,807
General and administrative expenses	64,950	28,863	—	93,813

Income from operations	53,458	42,840	—	96,298
Interest income (expense), net	1,248	—	(20,142)	(18,894)
Earnings from equity-method investments, net	—	—	8,198	8,198

Income (loss) from continuing operations before income taxes	$54,706	$42,840	$(11,944)	$85,602

Nine Months Ended September 30, 2012

	Subsea and	Drilling
	Well	Products and		Consolidated
	Enhancement	Services	Unallocated	Total
Revenues	$2,807,432	$582,389	$—	$3,389,821
Cost of services (exclusive of items shown separately below)	1,775,649	191,010	—	1,966,659
Depreciation, depletion, amortization and accretion	255,072	111,200	—	366,272
General and administrative expenses	396,123	100,875	—	496,998

Income from operations	380,588	179,304	—	559,892
Interest income (expense), net	2,106	—	(90,207)	(88,101)
Loss on early extinguishment of debt	—	—	(2,294)	(2,294)
Losses from equity-method investments, net	—	—	(287)	(287)
Gain on sale of equity-method investment	—	—	17,880	17,880

Income (loss) from continuing operations before income taxes	$382,694	$179,304	$(74,908)	$487,090

Nine Months Ended September 30, 2011

	Subsea and	Drilling
	Well	Products and		Consolidated
	Enhancement	Services	Unallocated	Total
Revenues	$961,039	$440,893	$—	$1,401,932
Cost of services (exclusive of items shown separately below)	590,951	161,862	—	752,813
Depreciation, depletion, amortization and accretion	81,424	96,227	—	177,651
General and administrative expenses	183,040	89,203	—	272,243

Income from operations	105,624	93,601	—	199,225
Interest income (expense), net	3,483	—	(50,792)	(47,309)
Earnings from equity-method investments, net	—	—	13,724	13,724

Income (loss) from continuing operations before income taxes	$109,107	$93,601	$(37,068)	$165,640

Identifiable Assets

	Subsea and	Drilling
	Well	Products and			Consolidated
	Enhancement	Services	Marine	Unallocated	Total
September 30, 2012	$6,718,059	$1,051,235	$—	$20,324	$7,789,618

December 31, 2011	$2,863,550	$947,679	$164,444	$72,472	$4,048,145

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

Revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	$976,984	$397,718	$2,826,544	$1,035,759
Other Countries	202,681	139,324	563,277	366,173

Total	$1,179,665	$537,042	$3,389,821	$1,401,932

Long-Lived Assets:

	September 30,	December 31,
	2012	2011
United States	$2,623,401	$1,060,483
Other Countries	539,872	446,885

Total, net	$3,163,273	$1,507,368

(14) Guarantee

In accordance with authoritative guidance related to guarantees, the Company has assigned an estimated value of $2.6 million at September 30, 2012 and December 31, 2011, which is reflected in other long-term liabilities, related to decommissioning activities in connection with oil and gas properties acquired by SPN Resources prior to its sale to Dynamic Offshore. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event of default on any remaining decommissioning liabilities, the total maximum potential obligation under these guarantees is estimated to be approximately $115.9 million, net of the contractual right to receive payments from third parties, which is approximately $24.6 million, as of September 30, 2012. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled.

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

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	Fair Value Measurements at Reporting Date Using
	2012	Level 1	Level 2	Level 3
Available-for-sale securities	$20,321	$20,321	—	—
Intangible and other long-term assets
Non-qualified deferred compensation assets	$11,265	$825	$10,440	—
Interest rate swap	$1,039	—	$1,039	—

Accounts payable
Non-qualified deferred compensation liabilities	$2,425	—	$2,425	—
Contingent consideration	$10,815	—	—	$10,815

Other long-term liabilities
Non-qualified deferred compensation liabilities	$13,230	—	$13,230	—

	December 31, 2011	Level 1	Level 2	Level 3
Intangible and other long-term assets
Non-qualified deferred compensation assets	$10,597	$815	$9,782	—
Interest rate swap	$1,904	—	$1,904	—

Accounts payable
Non-qualified deferred compensation liabilities	$2,790	—	$2,790	—

Other long-term liabilities
Non-qualified deferred compensation liabilities	$12,975	—	$12,975	—

Available-for-sale securities is comprised of approximately 2.9 million shares of SandRidge common stock that the Company received as partial consideration for its 10% interest in Dynamic Offshore (see note 6). The securities are reported at fair value based on the stock’s closing price as reported on the New York Stock Exchange.

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

In April 2012, the Company entered into an interest rate swap agreement related to its fixed rate debt maturing in 2021 for a notional amount of $100 million, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and is obligated to make semi-annual interest payments at a floating rate, which is adjusted every 90 days, based on LIBOR plus a fixed margin. The swap agreement, scheduled to terminate on December 15, 2021, is designated as a fair value hedge of a portion of the 7 1/8% unsecured senior notes, as the derivative has been tested to be highly effective in offsetting changes in the fair value of the underlying note. As this derivative is classified as a fair value hedge, the changes in the fair value of the derivative are offset against the changes in the fair value of the underlying note in interest expense, net (see note 16). The Company previously had an interest rate swap agreement for a notional amount of $150 million related to its fixed rate debt maturing in June 2014 that was designated as a fair value hedge. In February 2012, the Company sold this interest rate swap to the counterparty for approximately $1.2 million.

Included in current liabilities is $10.8 million of contingent consideration related to the acquisitions of a hydraulic fracturing and cementing company in 2011 and the acquisition of a wireline and well testing company in 2012. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow approach at the acquisition and reporting date. The approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. The fair value is based on the acquired companies reaching specific performance metrics.

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

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company’s long-term debt was approximately $2,048.3 million and $1,749.8 million at September 30, 2012 and December 31, 2011, respectively. The fair value of these debt instruments is determined by reference to the market value of the instrument as quoted in an over-the-counter market.

(16) Derivative Financial Instruments

From time to time, the Company may employ interest rate swaps in an attempt to achieve a more balanced debt portfolio. The Company does not use derivative financial instruments for trading or speculative purposes.

In April 2012, the Company entered into an interest rate swap for a notional amount of $100 million related to its fixed rate debt maturing in December 2021. This transaction is designated as a fair value hedge since the swap hedges against the change in fair value of fixed rate debt resulting from changes in interest rates. The Company recorded a derivative asset of $1.0 million within intangible and other long term assets in the consolidated balance sheet at September 30, 2012. The change in fair value of the interest rate swap is included in the adjustments to reconcile net income to net cash provided by operating activities in the consolidated statement of cash flows.

The Company had an interest rate swap agreement for a notional amount of $150 million related to its fixed rate debt maturing in June 2014. This transaction was designated as a fair value hedge since the swap hedged against the change in fair value of fixed rate debt resulting from changes in interest rates. The Company recorded a derivative asset of $1.9 million within intangible and other long-term assets in the consolidated balance sheet as of December 31, 2011. In February 2012, the Company sold this interest rate swap to the counterparty for $1.2 million.

The location and effect of the derivative instrument on the condensed consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011, presented on a pre-tax basis, is as follows (in thousands):

	Location of	Amount of (gain) loss recognized
	(gain) loss recognized	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Interest rate swap	Interest expense, net	$(1,079)	$350
Hedged item—debt	Interest expense, net	682	(788)

		$(397)	$(438)

	Location of (gain) loss recognized	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Interest rate swap	Interest expense, net	$(4,235)	$230
Hedged item—debt	Interest expense, net	3,196	(1,409)

		$(1,039)	$(1,179)

For the nine months ended September 30, 2012 and 2011, approximately $1.0 million and $1.2 million, respectively, of interest income was related to the ineffectiveness associated with these fair value hedges. Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

(17) Income Taxes

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. The Company had approximately $25.5 million and $21.7 million of unrecorded tax benefits at September 30, 2012 and December 31, 2011, respectively, all of which would impact the Company’s effective tax rate if recognized.

In addition to its U.S. federal tax return, the Company files income tax returns in various state and foreign jurisdictions. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2008.

(18) Commitments and Contingencies

The Company’s wholly owned subsidiary, Hallin Marine, is the lessee of a dynamically positioned subsea vessel under a capital lease expiring in 2019 with a two year renewal option. Hallin Marine owns a 5% equity interest in the entity that owns this leased asset. The lessor’s debt is non-recourse to the Company. The amount of the asset and liability under this capital lease is recorded at the present value of the lease payments. The vessel’s gross asset value under the capital lease was approximately $37.6 million at inception and accumulated depreciation through September 30, 2012 and December 31, 2011 was approximately $11.2 million and $8.0 million, respectively. At September 30, 2012 and December 31, 2011, the Company had approximately $26.6 million and $29.5 million, respectively, included in other long-term liabilities, and approximately $3.5 million and $3.6 million, respectively, included in accounts payable related to the obligations under this capital lease. The future minimum lease payments under this capital lease are approximately $0.9 million, $3.9 million, $4.2 million, $4.6 million, $5.0 million and $5.4 million for the three months ending December 31, 2012 and the years ending December 31, 2013, 2014, 2015, 2016 and 2017, respectively, exclusive of interest at an annual rate of 8.5%. For the nine months ended September 30, 2012 and 2011, the Company recorded interest expense of approximately $2.0 million and $2.2 million, respectively, in connection with this capital lease.

Due to the nature of the Company’s business, the Company is involved, from time to time, in routine litigation or subject to disputes or claims regarding its business activities. Legal costs related to these matters are expensed as incurred. In management’s opinion, none of the pending litigation, disputes or claims is expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

(19) Related Party Disclosures

The Company believes all transactions with related parties have terms and conditions no less favorable than transactions with unaffiliated parties. Subsequent to the acquisition of Complete, the Company purchases services, products and equipment from companies affiliated with an officer of one of its subsidiaries. For the three and nine months ended September 30, 2012, these purchases totaled approximately $54.8 million and $188.0 million, respectively. For the three months ended September 30, 2012, approximately $27.1 million was purchased from ORTEQ Energy Services, a heavy equipment construction company which also manufactures pressure pumping equipment, approximately $1.9 million was purchased from Ortowski Construction, primarily related to the manufacture of pressure pumping units, approximately $3.0 million was purchased from Resource Transport, approximately $18.0 million was purchased from Texas Specialty Sands, LLC primarily for the purchase of sand used for pressure pumping activities, approximately $3.7 million was purchased from ProFuel, LLC, and approximately $1.1 million was related to facilities leased from Timber Creek Real Estate Partners. For the nine months ended September 30, 2012, approximately $90.9 million was purchased from ORTEQ Energy Services, approximately $4.0 million was purchased from Ortowski Construction, approximately $8.0 million was purchased from Resource Transport, approximately $70.6 million was purchased from Texas Specialty Sands, LLC, approximately $13.4 million was purchased from ProFuel, LLC, and approximately $1.1 million was related to facilities leased from Timber Creek Real Estate Partners. As of September 30, 2012, the Company’s trade accounts payable includes amounts due to these companies totaling approximately $16.8 million, of which approximately $6.1 million was due ORTEQ Energy Services, approximately $1.9 million was due Ortowski Construction, approximately $1.1 million was due Resource Transport, approximately $5.9 million was due Texas Specialty Sands, approximately $1.5 million was due ProFuel, LLC, and approximately $0.3 million was due Timber Creek Real Estate Partners.

In May 2012, the Company’s President and Chief Executive Officer was appointed as an independent director of the board of Linn Energy, LLC (Linn), an independent oil and natural gas development company with focus areas in the mid-continent, including the Permian Basin, the Hugoton Basin, the Powder River Basin, the Williston Basin, Michigan, as well as California. The Company recorded revenues from Linn of approximately $6.0 million and approximately $14.7 million for the three and nine month periods ended September 30, 2012, respectively. The Company had trade receivables from Linn of approximately $3.5 million as of September 30, 2012.

(20) Subsequent Events

In accordance with authoritative guidance, the Company has evaluated and disclosed all material subsequent events that occurred after the balance sheet date, but before financial statements were issued.

(21) Financial Information Related to Guarantor Subsidiaries

SESI, L.L.C. (Issuer), a 100% owned subsidiary of Superior Energy Services, Inc. (Parent), has $500 million of unsecured 6 3/8% senior notes due 2019 and $800 million of unsecured 7 1/8% senior notes due 2021. The Parent, along with certain of its 100% owned domestic subsidiaries, fully and unconditionally guaranteed the senior notes, and such guarantees are joint and several. Domestic income taxes are paid by the Parent through a consolidated tax return and are accounted for by the Parent. The Company has revised the comparative condensed consolidating financial information to reflect the Parent’s and Issuer’s investments in subsidiaries using the equity-method. The following tables present the condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011, and the condensed consolidating statements of operations and cash flows for the three and nine months ended September 30, 2012 and 2011.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Balance Sheets

September 30, 2012

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$5,347	$20,707	$53,032	$—	$79,086
Accounts receivable, net	—	703	957,210	232,004	(60,203)	1,129,714
Deferred Income Taxes	31,306	—	—	—	—	31,306
Income taxes receivable	—	—	—	1,802	(1,802)	—
Prepaid expenses	85	8,905	47,710	45,506	—	102,206
Inventory and other current assets	—	1,675	153,994	24,528	—	180,197
Available-for-sale securities	—	20,321	—	—	—	20,321

Total current assets	31,391	36,951	1,179,621	356,872	(62,005)	1,542,830

Property, plant and equipment, net	—	6,603	2,526,831	629,839	—	3,163,273
Goodwill	—	—	2,119,477	408,835	—	2,528,312
Notes receivable	—	—	44,129	—	—	44,129
Investments in subsidiaries	2,108,911	4,776,411	577,825	—	(7,463,147)	—
Intangible and other long-term assets, net	—	59,511	372,614	78,949	—	511,074

Total assets	$2,140,302	$4,879,476	$6,820,497	$1,474,495	$(7,525,152)	$7,789,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$—	$5,487	$207,140	$111,032	$(54,847)	$268,812
Accrued expenses	139	72,792	212,310	80,839	(5,433)	360,647
Income taxes payable	150,659	—	—	—	(1,802)	148,857
Current maturities of long-term debt	—	20,000	—	—	—	20,000

Total current liabilities	150,798	98,279	419,450	191,871	(62,082)	798,316

Deferred income taxes	709,077	—	—	17,957	—	727,034
Decommissioning liabilities	—	—	88,797	2,215	—	91,012
Long-term debt, net	—	1,909,416	—	—	—	1,909,416
Intercompany payables/(receivables)	(2,874,432)	730,801	2,706,197	(42,265)	(520,301)	—
Other long-term liabilities	5,790	32,069	24,811	52,101	—	114,771

Stockholders’ equity:
Preferred stock of $.01 par value	—	—	—	—	—	—
Common stock of $.001 par value	157	—	782	4,212	(4,994)	157
Additional paid in capital	2,846,236	124,271	687,939	1,118,727	(1,930,937)	2,846,236
Accumulated other comprehensive income (loss), net	(20,432)	(20,432)	1,073	(19,790)	39,149	(20,432)
Retained earnings (accumulated deficit)	1,323,108	2,005,072	2,891,448	149,467	(5,045,987)	1,323,108

Total stockholders’ equity (deficit)	4,149,069	2,108,911	3,581,242	1,252,616	(6,942,769)	4,149,069

Total liabilities and stockholders’ equity	$2,140,302	$4,879,476	$6,820,497	$1,474,495	$(7,525,152)	$7,789,618

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended September 30, 2012

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,003,373	$198,277	$(21,985)	$1,179,665

Cost of services (exclusive of items shown separately below)	—	—	597,931	132,617	(21,940)	708,608
Depreciation, depletion, amortization and accretion	—	158	103,838	24,164	—	128,160
General and administrative expenses	83	31,229	102,073	30,118	(45)	163,458

Income (loss) from operations	(83)	(31,387)	199,531	11,378	—	179,439

Other income (expense):
Interest expense, net	—	(28,592)	1,253	(779)	—	(28,118)
Loss on early extinguishment of debt	—	(2,294)	—	—	—	(2,294)
Earnings (losses) from consolidated subsidiaries	146,257	208,530	8,110	—	(362,897)	—

Income (loss) from continuing operations before income taxes	146,174	146,257	208,894	10,599	(362,897)	149,027
Income taxes	52,288	—	—	2,852	—	55,140

Net income (loss) from continuing operations	93,886	146,257	208,894	7,747	(362,897)	93,887
Discontinued operations, net of income tax	—	—	—	—	—	—

Net income (loss)	$93,886	$146,257	$208,894	$7,747	$(362,897)	$93,887

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Comprehensive Income

Three Months Ended September 30, 2012

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$93,886	$146,257	$208,894	$7,747	$(362,897)	$93,887
Unrealized net loss on investment securities, net of tax	2,198	2,198	—	—	(2,198)	2,198
Change in cumulative translation adjustment	7,216	7,216	1,529	7,216	(15,961)	7,216

Comprehensive income (loss)	$103,300	$155,671	$210,423	$14,963	$(381,056)	$103,301

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Three Months Ended September 30, 2011 *

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$450,186	$104,476	$(17,620)	$537,042

Cost of services (exclusive of items shown separately below)	—	—	222,930	79,716	(17,522)	285,124
Depreciation, depletion, amortization and accretion	—	131	51,634	10,042	—	61,807
General and administrative expenses	81	17,880	58,426	17,524	(98)	93,813

Income (loss) from operations	(81)	(18,011)	117,196	(2,806)	—	96,298

Other income (expense):
Interest expense, net	—	(20,631)	1,253	484	—	(18,894)
Intercompany interest income (expense)	—	6,822	—	(6,822)	—	—
Earnings (losses) from consolidated subsidiaries	94,682	118,768	881	—	(214,331)	—
Earnings (losses) from equity-method investments, net	—	8,198	—	—	—	8,198

Income (loss) from continuing operations before income taxes	94,601	95,146	119,330	(9,144)	(214,331)	85,602
Income taxes	32,268	—	—	(1,465)	—	30,803

Net income (loss) from continuing operations	62,333	95,146	119,330	(7,679)	(214,331)	54,799
Discontinued operations, net of income tax	(2,753)	(464)	8,073	(75)	—	4,781

Net income (loss)	$59,580	$94,682	$127,403	$(7,754)	$(214,331)	$59,580

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Comprehensive Income

Three Months Ended September 30, 2011 *

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$59,580	$94,682	$127,403	$(7,754)	$(214,331)	$59,580
Change in cumulative translation adjustment	(6,027)	(6,027)	—	(6,027)	12,054	(6,027)

Comprehensive income (loss)	$53,553	$88,655	$127,403	$(13,781)	$(202,277)	$53,553

*	As adjusted for discontinued operations

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Nine Months Ended September 30, 2012

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$2,933,132	$562,010	$(105,321)	$3,389,821

Cost of services (exclusive of items shown separately below)	—	—	1,693,002	378,848	(105,191)	1,966,659
Depreciation, depletion, amortization and accretion	—	527	306,161	59,584	—	366,272
General and administrative expenses	311	117,485	302,567	76,765	(130)	496,998

Income (loss) from operations	(311)	(118,012)	631,402	46,813	—	559,892
Other income (expense):
Interest expense, net	—	(88,322)	2,446	(2,225)	—	(88,101)
Loss on early extinguishment of debt	—	(2,294)	—	—	—	(2,294)
Earnings (losses) from consolidated subsidiaries	452,358	645,368	36,311	—	(1,134,037)	—
Earnings (losses) from equity-method investments, net	—	(287)	—	—	—	(287)
Gain on sale of equity-method investment	—	17,880	—	—	—	17,880

Income (loss) from continuing operations before income taxes	452,047	454,333	670,159	44,588	(1,134,037)	487,090
Income taxes	164,857	—	—	15,366	—	180,223

Net income (loss) from continuing operations	287,190	454,333	670,159	29,222	(1,134,037)	306,867
Discontinued operations, net of income tax	2,470	(1,975)	(14,693)	(3,009)	—	(17,207)

Net income (loss)	$289,660	$452,358	$655,466	$26,213	$(1,134,037)	$289,660

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Comprehensive Income

Nine Months Ended September 30, 2012

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$289,660	$452,358	$655,466	$26,213	$(1,134,037)	$289,660
Unrealized net loss on investment securities, net of tax	(642)	(642)	—	—	642	(642)
Change in cumulative translation adjustment	7,146	7,146	1,073	7,146	(15,365)	7,146

Comprehensive income (loss)	$296,164	$458,862	$656,539	$33,359	$(1,148,760)	$296,164

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Operations

Nine Months Ended September 30, 2011 *

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$—	$1,176,163	$279,475	$(53,706)	$1,401,932

Cost of services (exclusive of items shown separately below)	—	—	600,340	205,954	(53,481)	752,813
Depreciation, depletion, amortization and accretion	—	388	145,731	31,532	—	177,651
General and administrative expenses	611	56,360	162,817	52,680	(225)	272,243

Income (loss) from operations	(611)	(56,748)	267,275	(10,691)	—	199,225

Other income (expense):
Interest expense, net	—	(50,691)	3,523	(141)	—	(47,309)
Intercompany interest income (expense)	—	19,633	—	(19,633)	—	—
Earnings (losses) from consolidated subsidiaries	190,643	267,082	2,062	—	(459,787)	—
Earnings (losses) from equity-method investments, net	—	12,598	—	1,126	—	13,724

Income (loss) from continuing operations before income taxes	190,032	191,874	272,860	(29,339)	(459,787)	165,640

Income taxes	57,057	—	—	2,532	—	59,589

Net income (loss) from continuing operations	132,975	191,874	272,860	(31,871)	(459,787)	106,051

Discontinued operations, net of income tax	(9,783)	(1,231)	28,289	(134)	—	17,141

Net income (loss)	$123,192	$190,643	$301,149	$(32,005)	$(459,787)	$123,192

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidating Statements of Comprehensive Income

Nine Months Ended September 30, 2011 *

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$123,192	$190,643	$301,149	$(32,005)	$(459,787)	$123,192
Change in cumulative translation adjustment	2,539	2,539	—	2,539	(5,078)	2,539

Comprehensive income (loss)	$125,731	$193,182	$301,149	$(29,466)	$(464,865)	$125,731

*	As adjusted for discontinued operations

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2012

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$289,660	$452,358	$655,466	$26,213	$(1,134,037)	$289,660
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	527	307,270	59,721	—	367,518
Deferred income taxes	(18,204)	—	—	3,459	—	(14,745)
Excess tax benefit from stock-based compensation	(1,537)	—	—	—	—	(1,537)
Gain on sale of equity-method investment	—	(17,880)	—	—	—	(17,880)
Stock-based and performance share unit compensation expense	—	27,845	—	—	—	27,845
Retirement and deferred compensation plan expense	—	1,455	—	—	—	1,455
(Earnings) losses from consolidated subsidiaries	(452,358)	(645,368)	(36,311)	—	1,134,037	—
(Earnings) losses from equity-method investments, net of cash received	—	2,787	—	553	—	3,340
Amortization of debt acquisition costs and note discount	—	7,439	—	—	—	7,439
Loss on sale of businesses	—	—	6,649	—	—	6,649
Write-off of debt acquisition costs and discount	—	2,714	—	746	—	3,460
Other reconciling items, net	—	3,139	(1,780)	223	—	1,582
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	(172)	(126,960)	(17,184)	—	(144,316)
Inventory and other current assets	—	121	90,221	(5,223)	—	85,119
Accounts payable	—	1,180	(8,524)	6,587	—	(757)
Accrued expenses	(24)	9,049	(52,395)	13,535	—	(29,835)
Decommissioning liabilities	—	—	(4,566)	(58)	—	(4,624)
Income taxes	145,424	—	—	(3,508)	—	141,916
Other, net	(51)	(4,087)	(6,379)	(15,184)	—	(25,701)

Net cash provided by (used in) operating activities	(37,090)	(158,893)	822,691	69,880	—	696,588

Cash flows from investing activities:
Payments for capital expenditures	—	(5,041)	(799,330)	(113,822)	—	(918,193)
Sale of available-for-sale securities	—	31,150	—	—	—	31,150
Acquisitions of businesses, net of cash acquired	—	(1,229,327)	106,952	49,843	—	(1,072,532)
Change in restricted cash held for acquisition of business	—	785,280	—	—	—	785,280
Cash proceeds from sale of businesses	—	183,094	—	—	—	183,094
Cash proceeds from the sale of equity-method investment		34,087				34,087
Other	—	—	25,022	3,416	—	28,438
Intercompany receivables/payables	19,834	108,725	(140,900)	12,341	—	—

Net cash provided by (used in) investing activities	19,834	(92,032)	(808,256)	(48,222)	—	(928,676)

Cash flows from financing activities:
Net payments on revolving line of credit	—	15,000	—	—	—	15,000
Proceeds from long-term debt	—	400,000	—	—	—	400,000
Principal payments on long-term debt	—	(160,000)	—	(12,546)	—	(172,546)
Payment of debt acquisition costs	—	(25,266)	—	—	—	(25,266)
Proceeds from exercise of stock options	13,915	—	—	—	—	13,915
Excess tax benefit from stock-based compensation	1,537	—	—	—	—	1,537
Proceeds from issuance of stock through employee benefit plans	2,193	—	—	—	—	2,193
Other	(389)	(2,519)	—	(2,935)	—	(5,843)

Net cash provided by (used in) financing activities	17,256	227,215	—	(15,481)	—	228,990
Effect of exchange rate changes on cash	—	—	—	1,910	—	1,910

Net increase (decrease) in cash and cash equivalents	—	(23,710)	14,435	8,087	—	(1,188)

Cash and cash equivalents at beginning of period	—	29,057	6,272	44,945	—	80,274

Cash and cash equivalents at end of period	$—	$5,347	$20,707	$53,032	$—	$79,086

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidating Statements of Cash Flows

Nine Months Ended September 30, 2011

(in thousands)

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$123,192	$190,643	$301,149	$(32,005)	$(459,787)	$123,192
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	—	388	154,827	32,337	—	187,552
Deferred income taxes	39,503	—	—	(603)	—	38,900
Excess tax benefit from stock-based compensation	(10,262)	—	—	—	—	(10,262)
Stock-based and performance share unit compensation expense	—	10,273	—	—	—	10,273
Retirement and deferred compensation plan expense	—	1,994	—	—	—	1,994
(Earnings) losses from consolidated subsidiaries	(190,643)	(267,082)	(2,062)	—	459,787	—
(Earnings) losses from equity-method investments, net of cash received	—	(11,061)	—	(1,126)	—	(12,187)
Amortization of debt acquisition costs and note						—
discount	—	19,321	—	12	—	19,333
Gain on sale of businesses	—	—	(8,558)	—	—	(8,558)
Other reconciling items, net	—	(1,279)	(3,380)	—	—	(4,659)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	—	(1,072)	(23,515)	(4,012)	—	(28,599)
Inventory and other current assets	—	99	14,281	(2,965)	—	11,415
Accounts payable	—	(2,956)	2,830	3,190	—	3,064
Accrued expenses	(13)	9,810	11,034	6,376	—	27,207
Income taxes	5,444	—	—	(4,667)	—	777
Other, net	(44)	(4,798)	8,395	(870)	—	2,683

Net cash provided by (used in) operating activities	(32,823)	(55,720)	455,001	(4,333)	—	362,125

Cash flows from investing activities:
Payments for capital expenditures	—	(70)	(263,983)	(65,176)	—	(329,229)
Purchases of short-term investments, net	—	(223,491)	—	—	—	(223,491)
Acquisitions of businesses, net of cash acquired	—	—	(200)	(548)	—	(748)
Cash proceeds from sale of businesses	—	—	22,349	—	—	22,349
Other	—	—	(720)	—	—	(720)
Intercompany receivables/payables	10,648	123,465	(212,895)	78,782	—	—

Net cash provided by (used in) investing activities	10,648	(100,096)	(455,449)	13,058	—	(531,839)

Cash flows from financing activities:
Net payments on revolving line of credit	—	(175,000)	—	—	—	(175,000)
Proceeds from issuance of long-term debt	—	500,000	—	—	—	500,000
Principal payments on long-term debt	—	—	—	(405)	—	(405)
Payment of debt acquisition costs	—	(9,558)	—	—	—	(9,558)
Proceeds from exercise of stock options	10,211	—	—	—	—	10,211
Excess tax benefit from stock-based compensation	10,262	—	—	—	—	10,262
Proceeds from issuance of stock through employee benefit plans	1,702	—	—	—	—	1,702
Other	—	(6,100)	—	(2,353)	—	(8,453)

Net cash provided by (used in) financing activities	22,175	309,342	—	(2,758)	—	328,759
Effect of exchange rate changes on cash	—	—	—	409	—	409

Net increase (decrease) in cash and cash equivalents	—	153,526	(448)	6,376	—	159,454

Cash and cash equivalents at beginning of period	—	—	5,493	45,234	—	50,727

Cash and cash equivalents at end of period	$—	$153,526	$5,045	$51,610	$—	$210,181

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current market and industry conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include, but are not limited to: risks inherent in acquiring businesses, including the ability to successfully integrate Complete’s operations into our legacy operations and the costs incurred in doing so; the effect of regulatory programs and environmental matters on our performance, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping services; risks associated with business growth outpacing the capabilities of our infrastructure and workforce; risks associated with the uncertainty of macroeconomic and business conditions worldwide; the cyclical nature and volatility of the oil and gas industry, including the level of offshore exploration, production and development activity and the volatility of oil and gas prices; changes in competitive factors affecting our operations; political, economic and other risks and uncertainties associated with international operations; the lingering impact on exploration and production activities in the U.S. coastal waters following the Deepwater Horizon incident; the impact that unfavorable or unusual weather conditions could have on our operations; the potential shortage of skilled workers; our dependence on certain customers; the risks inherent in long-term fixed-price contracts; and, operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage. These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, including for example the market prices of oil and natural gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business plans that could or will affect our results. We undertake no obligation to update any of our forward-looking statements and we do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Executive Summary

On February 7, 2012, we closed our acquisition of Complete Production Services, Inc. (Complete). Our third quarter includes results from the legacy Complete businesses for the entire quarter. Given the substantial nature of this acquisition and its impact on our financial performance, comparisons between our results for three and nine months ended September 30, 2012 and 2011 may not be meaningful.

For the quarter ended September 30, 2012, revenue was $1,179.7 million, net income from continuing operations was $93.9 million and diluted earnings per share from continuing operations was $0.59. These results include a $2.3 million pre-tax loss on early extinguishment of debt.

In the subsea and well enhancement segment, U.S. land revenue was $702.6 million, which represents an 11% sequential decrease due primarily to contraction in the market for completion and intervention services. As a result, we experienced lower utilization of pressure pumping, coiled tubing and fluid management assets. Gulf of Mexico revenue, although adversely impacted by downtime associated with Hurricane Isaac, increased 16% to approximately $127.8 million primarily due to an increase in end of life services and sand control completion tools and services. International revenue increased 9% to approximately $154.4 million as a result of an acquisition of a business that provides wireline and well testing services in South America, coupled with an increase in sales of completion tools in the Asia Pacific region.

Third quarter 2012 revenue for the drilling products and services segment was $194.9 million, as compared with $163.5 million in the third quarter of 2011, a 19% year-over-year improvement, and $198.2 million in the second quarter of 2012, a 2% sequential decline. Gulf of Mexico revenue increased 1% sequentially to approximately $61.6 million primarily due to increased rentals of bottom hole assemblies. U.S. land market area revenue decreased sequentially to $85.0 million due to decrease in demand for bottom hole assemblies and premium drill pipe. International revenue was essentially unchanged sequentially at approximately $48.3 million.

Our third quarter 2012 income from continuing operations as a percentage of revenue (“operating margin”) declined 20% sequentially to 15% due to lower revenue associated with a decline in utilization for completion and intervention services in the U.S. land market area, downtime associated with Hurricane Isaac in the Gulf of Mexico and delays on the completion of a spill containment system for a customer in Alaska. We expect this spill containment system to be completed and working for our customer during the 2013 arctic drilling season.

Comparison of the Results of Operations for the Three Months Ended September 30, 2012 and 2011

For the three months ended September 30, 2012, our revenues were $1,179.7 million, resulting in net income from continuing operations of $93.9 million, or $0.59 diluted earnings per share from continuing operations. These results include a $2.3 million pretax loss on early extinguishment of debt. For the three months ended September 30, 2011, revenues were $537.0 million and net income from continuing operations was $54.8 million, or $0.67 diluted earnings per share from continuing operations. Revenues for the three months ended September 30, 2012 were substantially higher in the subsea and well enhancement segment primarily due to the contribution of $582.2 million from the legacy Complete businesses, coupled with increases related to well control projects, platform decommissioning and sales of completion tools in our legacy product service lines. Revenue also increased in the drilling products and services segment primarily due to increased rentals of bottom hole assemblies and premium drill pipe.

The following table compares our operating results for the three months ended September 30, 2012 and 2011 (in thousands, except percentages). Cost of services excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services
	2012	2011	Change	2012	%	2011	%	Change
Subsea and Well Enhancement	$984,783	$373,586	$611,197	$646,649	66%	$226,586	61%	$420,063
Drilling Products and Services	194,882	163,456	31,426	61,959	32%	58,538	36%	3,421

Total	$1,179,665	$537,042	$642,623	$708,608	60%	$285,124	53%	$423,484

The following provides a discussion of our results on a segment basis:

Subsea and Well Enhancement

Revenue from our subsea and well enhancement segment was $984.8 million for the three months ended September 30, 2012, as compared with $373.6 million for the same period in 2011. This segment’s revenue increase is attributable to the contribution of $582.2 million from the legacy Complete businesses, along with increases related to well control projects, platform decommissioning and sales of completion tools in our legacy product service lines. The cost of services percentage increased to 66% of segment revenue for the three months ended September 30, 2012 from 61% for the same period in 2011 due to changes in business mix as a result of the Complete acquisition. Revenue from our U.S. land market area attributable to our legacy businesses was essentially unchanged. We experienced a decrease in demand for our coiled tubing services that was offset with an increase in demand for our pressure control tools. Revenue from our international market areas increased approximately 68% due to the addition of Complete’s coiled tubing operations in Mexico, our recent acquisition of a wireline and well testing company in Argentina, increases in sales of sand control completion tools and demand for well control services. Revenue from our Gulf of Mexico market area was essentially unchanged.

Drilling Products and Services Segment

Revenue from our drilling products and services segment for the three months ended September 30, 2012 was $194.9 million, as compared to $163.5 million for the same period in 2011. Cost of rentals and sales decreased to 32% of segment revenue for the three months ended September 30, 2012 as compared to 36% for the same period in 2011 as a result of revenue growth and business mix. Revenue in our U.S. land market area increased approximately 13% for the three month period ended September 30, 2012 over the same period in 2011 primarily due to increased demand for premium drill pipe. Revenue generated in our international market areas increased 2% during the quarter ended September 30, 2012 over the same period in 2011 primarily due to increases in rentals of premium drill pipe and bottom hole assemblies. Revenue from our Gulf of Mexico market area increased approximately 50% due to substantial increases in rentals of bottom hole assemblies and premium drill pipe as a result of the ongoing recovery of the deepwater market.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $128.2 million in the three months ended September 30, 2012 from $61.8 million for the same period in 2011. Depreciation, depletion, amortization and accretion expense related to our subsea and well enhancement segment for the three months ended September 30, 2012 increased approximately $61.8 million from the same period in 2011. This increase is primarily due to the Complete acquisition, along with 2011 and 2012 capital expenditures. Depreciation and amortization expense increased within our drilling products and services segment by $4.6 million, or 14%, from the same period in 2011 due to 2011 and 2012 capital expenditures.

General and Administrative Expenses

General and administrative expenses were $163.5 million for the three months ended September 30, 2012 compared to $93.8 million for the same period in 2011. The change is primarily related to our 2012 acquisitions, coupled with additional infrastructure to support our growth strategy.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, our revenues were $3,389.8 million, resulting in net income from continuing operations of $306.9 million, or $2.07 diluted earnings per share from continuing operations. Included in the results for the nine months ended September 30, 2012 were approximately $30.6 million of acquisition related costs, $3.1 million in unrealized pre-tax hedging losses from our equity-method investment in Dynamic Offshore, a pre-tax gain of approximately $17.9 million from the sale of that equity-method investment and a $2.3 million pre-tax loss on early extinguishment of debt. For the nine months ended September 30, 2011, revenues were $1,401.9 million and net income from continuing operations was $106.1 million, or $1.31 diluted earnings per share from continuing operations. Revenues for the nine months ended September 30, 2012 were substantially higher in the subsea and well enhancement segment primarily due to the contribution of $1,637.6 million from the legacy Complete businesses, coupled with increases in our legacy well control, decommissioning, hydraulic workover and snubbing, subsea inspection, repair and maintenance, remedial pumping service lines. Revenue also increased in the drilling products and services segment primarily due to increased rentals of accommodation units, bottom hole assemblies and premium drill pipe.

The following table compares our operating results for the nine months ended September 30, 2012 and 2011 (in thousands, except percentages). Cost of services excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services
	2012	2011	Change	2012	%	2011	%	Change
Subsea and Well Enhancement	$2,807,432	$961,039	$1,846,393	$1,775,649	63%	$590,951	61%	$1,184,698
Drilling Products and Services	582,389	440,893	141,496	191,010	33%	161,862	37%	29,148

Total	$3,389,821	$1,401,932	$1,987,889	$1,966,659	58%	$752,813	54%	$1,213,846

The following provides a discussion of our results on a segment basis:

Subsea and Well Enhancement Segment

Revenue from our subsea and well enhancement segment was $2,807.4 million for the nine months ended September 30, 2012, as compared with $961.0 million for the same period in 2011. Cost of services increased slightly to 63% of segment revenue for the nine months ended September 30, 2012 as compared to 61% in the same period in 2011 primarily due to changes in business mix resulting from the Complete acquisition. This segment’s revenue increase is attributable to the $1,637.6 million contribution from the legacy Complete businesses, and to increases in our legacy well control, coiled tubing, hydraulic workover and snubbing, and completion tools product service lines. Revenue from our U.S. land market area attributable to our legacy businesses increased approximately 24%, primarily related to increases in demand for pressure control tools and remedial pumping services. Revenue from our international market areas increased approximately 77% due to the addition of Complete’s coiled tubing services in Mexico, our recent acquisition of a wireline and well testing company in Argentina, and increases in demand for hydraulic workover and snubbing, subsea inspection, repair and maintenance and emergency well control services. Revenue from our Gulf of Mexico market area increased approximately 5% primarily due to increases in demand for end of life services, marine engineering projects, and hydraulic workover and snubbing services.

Drilling Products and Services Segment

Revenue from our drilling products and services segment for the nine months ended September 30, 2012 was $582.4 million, as compared to $440.9 million for the same period in 2011. Cost of rentals and sales as a percentage of revenue decreased to 33% of segment revenue for the six months ended September 30, 2012 from 37% in the same period in 2011 as a result of revenue growth and business mix. Revenue in our U.S. land market area increased approximately 29% for the nine month period ended September 30, 2012 over the same period in 2011. The increase in revenue for this geographic market area is attributable to overall growth in most of our product lines within this segment despite recent contraction in demand for products and services in the U.S. land market. Revenue generated from our international market areas increased approximately 11% for the nine months ended September 30, 2012 as compared to the same period in 2011 due primarily to an increase in demand for premium drill pipe in Brazil. Revenue from our Gulf of Mexico market area increased approximately 64% due to a substantial increase in rentals of bottom hole assemblies and premium drill pipe as a result of the ongoing recovery of the deepwater market.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $366.3 million in the nine months ended September 30, 2012 from $177.7 million for the same period in 2011. Depreciation, depletion, amortization and accretion expense related to our subsea and well enhancement segment for the nine months ended September 30, 2012 increased approximately $173.7 million from the same period in 2011, which is primarily attributable to the acquisition of Complete, along with 2011 and 2012 capital expenditures. Depreciation and amortization expense for the nine months ended September 30, 2012 increased within our drilling products and services segment by $15.0 million, or 16%, from the same period in 2011 due to 2011 and 2012 capital expenditures.

General and Administrative Expenses

General and administrative expenses were $497.0 million for the nine months ended September 30, 2012 compared to $272.2 million for the same period in 2011. The change is primarily related to our 2012 acquisitions, including acquisition related expenses of approximately $30.6 million, coupled with additional infrastructure to support our growth strategy.

Liquidity and Capital Resources

In the nine months ended September 30, 2012, we generated net cash from operating activities of $697.6 million as compared to $362.1 million in the same period of 2011. Our primary liquidity needs are for working capital and to fund capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under the revolving portion of our bank credit facility. We had cash and cash equivalents of $79.1 million at September 30, 2012 compared to $80.3 million at December 31, 2011. At September 30, 2012, approximately $52.4 million of our cash balance was held outside the U.S. Cash balances held in foreign jurisdictions can be repatriated to the U.S.; however, they would be subject to federal income taxes, less applicable foreign tax credits. The Company has not provided U.S. income tax expense on earnings of its foreign subsidiaries, other than foreign subsidiaries acquired in the Complete acquisition, because it expects to reinvest the undistributed earnings indefinitely.

On February 15, 2012, we sold a derrick barge for approximately $44.5 million, inclusive of selling costs. On March 30, 2012, we sold 18 liftboats and related assets comprising our marine segment for approximately $138.6 million, inclusive of working capital and selling costs. In connection with the sale, we repaid $12.5 million in U.S. Government guaranteed long-term financing. We also paid approximately $4.0 million of make-whole premiums as a result of this repayment. A portion of the proceeds from these dispositions was used to repay the balance on the revolving portion of our credit facility. In April 2012, we received approximately $34.1 million in cash as partial consideration for our 10% interest in Dynamic Offshore. As a result of these dispositions, the deferred tax liabilities previously recorded to reflect financial accounting and tax accounting differences have reversed and resulted in current tax payable. We estimate that the tax due on these transactions will be approximately $74.0 million. Additionally, we sold approximately 5.6 million shares of SandRidge stock that we received as partial consideration for our 10% interest in Dynamic Offshore for approximately $41.9 million. We also expect to collect approximately $100.0 million during the remainder of 2012 in connection with the large-scale platform decommissioning project in the Gulf of Mexico. Because these amounts were billed in the third quarter of 2012, approximately $38.0 million of deferred tax previously recorded to reflect financial accounting and tax accounting differences have reversed and resulted in a current tax payable. As such, we estimate that we will pay approximately $160.0 million in U.S. income tax in the first quarter of 2013, most of which was delayed due to the extension granted to areas affected by Hurricane Isaac.

We spent $918.2 million of cash on capital expenditures during the nine months ended September 30, 2012. Approximately $727.1 million was used to expand and maintain the asset base of our subsea and well enhancement segment and approximately $191.1 million was used to expand and maintain our drilling products and services equipment inventory.

On February 7, 2012, in connection with the Complete acquisition, we amended our bank credit facility to increase the revolving borrowing capacity to $600 million from $400 million, and to include a $400 million term loan. The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, which began on June 30, 2012. Any amounts outstanding on the bank revolving credit facility and the term loan are due on February 7, 2017. At September 30, 2012, we had $90.0 million outstanding under the revolving credit facility with a weighted average interest rate of 2.67% per annum. The average amount outstanding during third quarter was approximately $131.6 million with a weighted average interest rate of 2.83% per annum. The maximum amount outstanding during the third quarter was $150.0 million, as this amount was borrowed for the partial redemption of our $300 million 6 7/8% unsecured notes due 2014. As of November 2, 2012, we had approximately $105.0 million outstanding under the revolving credit facility along with $49.0 million of letters of credit outstanding at November 2, 2012, which reduces our borrowing capacity under this credit facility. Borrowings under the bank credit facility bear interest at LIBOR plus margins that depend on our leverage ratio. Indebtedness under the bank credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries. The bank credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness. At September 30, 2012, we were in compliance with all such covenants.

In August 2012, we redeemed $150 million, or 50%, of the principal amount of our $300 million 6 7/8% unsecured senior notes due 2014 at 100% of face value. This redemption resulted in a loss on early extinguishment of debt of approximately $2.3 million related to the writeoff of a portion of debt acquisition costs and note discount. The indenture governing the remaining $150 million 6 7/8% senior notes outstanding requires semi-annual interest payments on June 1st and December 1st of each year through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At September 30, 2012, we were in compliance with all such covenants.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At September 30, 2012, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021. The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At September 30, 2012, we were in compliance with all such covenants.

Our current long-term issuer credit rating is BBB- by Standard and Poor’s and Ba1 by Moody’s. Moody’s upgraded our corporate credit rating from Ba2 to Ba1 with a stable outlook on October 10, 2012.

The following table summarizes our projected contractual cash obligations and commercial commitments at September 30, 2012 (amounts in thousands). We do not have any other material obligations or commitments.

Description	Remaining Three Months 2012	2013	2014	2015	2016	Thereafter
Long-term debt, including estimated interest payments	59,168	139,056	283,050	127,044	126,194	2,061,593
Capital lease obligations, including estimated interest payments	1,556	6,225	6,225	6,225	6,225	12,969
Decommissioning liabilities, undiscounted	—	3,898	33,138	3,517	3,517	128,617
Operating leases	16,586	50,950	35,184	21,613	15,223	37,791
Vessel construction	29,833	14,917	—	—	—	—
Other long-term liabilities	—	16,633	16,488	14,315	6,466	34,253

Total	$107,143	$231,679	$374,085	$172,714	$157,625	$2,275,223

We currently believe that we will spend approximately $200 million to $250 million on capital expenditures, excluding acquisitions, during the remaining three months of 2012. We believe that our current working capital, cash generated from our operations and availability under the revolving portion of our credit facility will provide sufficient funds for our identified capital projects.

We are currently constructing a compact semi-submersible vessel. This vessel is designed for both shallow and deepwater conditions and will be capable of performing subsea construction, inspection, repairs and maintenance work, as well as subsea light well intervention and abandonment work. This vessel is expected to be delivered during the first half of 2013.

We intend to continue implementing our growth strategy of increasing our scope of services through both internal growth and strategic acquisitions. We expect to continue to make the capital expenditures required to implement our growth strategy in amounts consistent with the amount of cash generated from operating activities, the availability of additional financing and under our credit facility. Depending on the size of any future acquisitions, we may require additional equity or debt financing in excess of our current working capital and amounts available under our credit facility.

Off-Balance Sheet Financing Arrangements

We have no off-balance sheet financing arrangements other than potential additional consideration that may be payable as a result of the future operating performance of certain acquired businesses. At September 30, 2012, the maximum additional consideration payable was approximately $14.0 million, of which $3.0 million is attributable to an acquisition that occurred before we adopted the revised authoritative guidance for business combinations. Therefore, this $3.0 million is not classified as a liability and is not reflected in our condensed consolidated financial statements until this amount is fixed and determinable. When this amount is determined, it will be capitalized as part of the purchase price of the related acquisition.

In accordance with authoritative guidance related to guarantees, we have assigned an estimated value of $2.6 million at September 30, 2012 and December 31, 2011, which is reflected in other long-term liabilities, related to decommissioning activities in connection with oil and gas properties acquired by SPN Resources prior to its sale to Dynamic Offshore. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event of default on any remaining decommissioning liabilities, the total maximum potential obligation under these guarantees is estimated to be approximately $115.9 million, net of the contractual right to receive payments from third parties, which is approximately $24.6 million, as of September 30, 2012. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled.

Hedging Activities

In April 2012, we entered into an interest rate swap related to our debt maturing in December 2021 for a notional amount of $100 million, whereby we are entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and are obligated to make semi-annual interest payments at a variable rate. The variable interest rate, which is adjusted every 90 days, is based on LIBOR plus a fixed margin and is scheduled to terminate on December 15, 2021.

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

Interest Rate Risk

At September 30, 2012, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Bank credit facility term loan due 2017	$—	$390,000
Revolving credit facility due 2017	—	90,000
6 7/8 % Senior notes due 2014	150,000	—
6 3/8 % Senior notes due 2019	500,000	—
7 1/8 % Senior notes due 2021	700,000	100,000

Total Debt	$1,350,000	$580,000

Based on the amount of this debt outstanding at September 30, 2012, a 10% increase in the variable interest rate would increase our interest expense for the nine months ended September 30, 2012 by approximately $1.2 million, while a 10% decrease would decrease our interest expense by approximately $1.2 million.

Commodity Price Risk

Our revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.

For additional discussion of the notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2.

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

b.	Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On February 7, 2012, we acquired Complete. For purposes of determining the effectiveness of our disclosure controls and procedures and any change in our internal control over financial reporting for the period covered by this quarterly report on Form 10-Q, management has excluded Complete from its evaluation of these matters. The acquired business represented approximately 46% of our consolidated total assets at September 30, 2012. Management will continue to evaluate our internal controls over financial reporting

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1—31, 2012	739	$21.79
August 1—31, 2012	423	$20.68
September 1—30, 2012	1,409	$22.34

Total	2,571	$21.91

(1)	Through our stock incentive plans, 2,571 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock.

Item 6. Exhibits

(a) The following exhibits are filed with this Form 10-Q:

2.1	Agreement and Plan of Merger Agreement and Plan of Merger, dated October 9, 2011, by and among Superior Energy Services, Inc., SPN Fairway Acquisition, Inc. and Complete Production Services, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed October 12, 2011).

3.1	Composite Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K filed on February 28, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 12, 2012).

10.1^*	Superior Energy Services, Inc. Amended and Restated Legacy CPX 2008 Incentive Award Plan.

31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this Form 10-Q
^	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date: November 8, 2012	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)