Form 10-Q
period 2013-03-31
SUPERIOR ENERGY SERVICES INC
filed 2013-05-03
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of the registrant’s common stock outstanding on April 26, 2013 was 159,563,314.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(in thousands, except share data)

	3/31/2013	12/31/2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$77,075	$91,199
Accounts receivable, net of allowance for doubtful accounts of $29,801 and $28,715 as of March 31, 2013 and December 31, 2012, respectively	1,030,674	1,027,218
Deferred income taxes	27,317	34,120
Prepaid expenses	93,936	93,190
Inventory and other current assets	244,090	214,630

Total current assets	1,473,092	1,460,357

Property, plant and equipment, net of accumulated depreciation and depletion of $1,461,736 and $1,342,631 as of March 31, 2013 and December 31, 2012, respectively	3,220,215	3,255,220
Goodwill	2,547,497	2,532,065
Notes receivable	45,558	44,838
Intangible and other long-term assets, net of accumulated amortization of $62,112 and $53,148 as of March 31, 2013 and December 31, 2012, respectively	503,022	510,406

Total assets	$7,789,384	$7,802,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$238,739	$252,363
Accrued expenses	331,520	346,490
Income taxes payable	39,371	153,212
Current maturities of long-term debt	20,000	20,000

Total current liabilities	629,630	772,065

Deferred income taxes	759,908	745,144
Decommissioning liabilities	94,565	93,053
Long-term debt, net	1,844,584	1,814,500
Other long-term liabilities	169,523	147,045

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $0.001 par value.
Authorized - 250,000,000, Issued - 159,301,044, Outstanding - 159,523,242 as of March 31, 2013
Authorized - 250,000,000, Issued - 157,501,635, Outstanding - 157,933,224 as of December 31, 2012	159	158
Additional paid in capital	2,859,572	2,850,855
Accumulated other comprehensive loss, net	(31,667)	(19,317)
Retained earnings	1,463,110	1,399,383

Total stockholders’ equity	4,291,174	4,231,079

Total liabilities and stockholders’ equity	$7,789,384	$7,802,886

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Three Months Ended March 31, 2013 and 2012

(in thousands, except per share data)

(Unaudited)

	2013	2012
Revenues	$1,135,479	$966,837

Costs and expenses:
Cost of services (exclusive of items shown separately below)	707,487	546,767
Depreciation, depletion, amortization and accretion	149,634	102,596
General and administrative expenses	150,164	176,021

Income from operations	128,194	141,453

Other income (expense):
Interest expense, net	(27,540)	(30,494)
Other income	500	401

Income from continuing operations before income taxes	101,154	111,360
Income taxes	37,427	41,203

Net income from continuing operations	63,727	70,157
Loss from discontinued operations, net of income tax	—	(16,237)

Net income	$63,727	$53,920

Earnings (loss) per share information:
Basic
Continuing operations	$0.40	$0.56
Discontinued operations	—	(0.13)

Basic earnings per share	$0.40	$0.43

Diluted
Continuing operations	$0.40	$0.55
Discontinued operations	—	(0.13)

Diluted earnings per share	$0.40	$0.42

Weighted average common shares used in computing earnings per share:
Basic	158,946	125,542
Incremental common shares from stock based compensation	1,487	1,802

Diluted	160,433	127,344

Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2013 and 2012

(in thousands)

(Unaudited)

	2013	2012
Net income	$63,727	$53,920
Unrealized net loss on investment securities, net of tax	(988)	—
Change in cumulative translation adjustment, net of tax	(11,362)	5,905

Comprehensive income	$51,377	$59,825

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012

(in thousands)

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$63,727	$53,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	149,634	103,841
Deferred income taxes	19,724	(10,979)
Excess tax benefit from stock-based compensation	(264)	(843)
Stock based and performance share unit compensation expense	7,979	10,591
Retirement and deferred compensation plan expense	(98)	621
Amortization of debt acquisition costs and note discount	2,394	2,210
Loss on sale of businesses	—	6,649
Other reconciling items, net	(223)	6,402
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	17,343	(64,163)
Inventory and other current assets	(26,431)	(15,868)
Accounts payable	3,327	28,436
Accrued expenses	(11,504)	(56,346)
Decommissioning liabilities	(87)	(2,661)
Income taxes	(115,007)	38,809
Other, net	26,207	(6,562)

Net cash provided by operating activities	136,721	94,057

Cash flows from investing activities:
Payments for capital expenditures	(157,715)	(273,245)
Change in restricted cash held for acquisition of business	—	785,280
Acquisitions of businesses, net of cash acquired	(23,797)	(1,038,241)
Cash proceeds from sale of businesses	—	185,912
Other	305	3,305

Net cash used in investing activities	(181,207)	(336,989)

Cash flows from financing activities:
Proceeds from revolving line of credit	196,350	381,197
Payments on revolving line of credit	(161,350)	(456,197)
Proceeds from issuance of long-term debt	—	400,000
Principal payments on long-term debt	(5,000)	(12,546)
Payment of debt acquisition costs	—	(25,011)
Proceeds from exercise of stock options	5,100	12,256
Excess tax benefit from stock-based compensation	264	843
Proceeds from issuance of stock through employee benefit plans	1,133	819
Other	(3,562)	(3,610)

Net cash provided by financing activities	32,935	297,751
Effect of exchange rate changes on cash	(2,573)	665

Net increase (decrease) in cash and cash equivalents	(14,124)	55,484
Cash and cash equivalents at beginning of period	91,199	80,274

Cash and cash equivalents at end of period	$77,075	$135,758

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2013

(1)	Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures that are made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three months ended March 31, 2013 and 2012 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2013 presentation.

(2)	Acquisitions

Complete Production Services, Inc.

On February 7, 2012, the Company acquired Complete Production Services, Inc. (Complete) in a cash and stock merger transaction valued at approximately $2,914.8 million. Complete focused on providing specialized completion and production services and products that help oil and gas companies develop hydrocarbon reserves, reduce costs and enhance production. Complete’s operations were located throughout the U.S. and Mexico. The acquisition of Complete substantially expanded the size and scope of the Company’s services. Complete’s legacy businesses are currently reported in the Onshore Completion and Workover Services and Production Services segments.

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

Acquisition related expenses totaled approximately $33.3 million, of which approximately $28.7 million was recorded in the three months ended March 31, 2012. The remainder was recorded in the three months ended December 31, 2011. These acquisition related costs include expenses directly related to acquiring Complete and have been recorded in general and administrative expenses in the consolidated statements of income.

Other Acquisitions

In March 2013, the Company acquired 100% of the equity interest in a company that provides cementing services to oil and gas companies in Colombia. This acquisition provides the Company with a platform for continued expansion in the South American market area. The Company paid approximately $20.4 million at closing and will pay an additional $3.7 million over the next two years, subject to the settlement of certain liabilities. Goodwill of approximately $16.4 million was recognized as a result of this acquisition and was calculated as the excess of the consideration paid over the net assets recognized and represents estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill related to this acquisition will be deductible for tax purposes. All of the goodwill was assigned to the Production Services segment.

In August 2012, the Company acquired 100% of the equity interest in a company that provides mechanical wireline, electric line and well testing services to the oil and gas exploration and production industry in Argentina. The Company paid approximately $31.1 million in cash related to this acquisition. As of March 31, 2013, the Company had a current liability of approximately $6.5 million for contingent consideration based upon certain performance metrics. As these performance metrics exceeded expectations, this liability was paid and settled in April 2013.

(3)	Dispositions

On February 15, 2012, the Company sold one of its derrick barges and received proceeds of approximately $44.5 million, inclusive of selling costs. The Company recorded a pre-tax loss of approximately $3.1 million, inclusive of approximately $9.7 million of goodwill, during the three months ended March 31, 2012 in connection with this sale. This business was previously reported in the Company’s former Subsea and Well Enhancement segment. The operations and loss on the sale of this disposal group have been reported within loss from discontinued operations in the condensed consolidated statement of income.

On March 30, 2012, the Company sold 18 liftboats and related assets comprising its former Marine segment. The Company received cash proceeds of approximately $138.6 million, inclusive of working capital and selling costs. In connection with the sale, the Company repaid approximately $12.5 million in U.S. Government guaranteed long-term financing. Additionally, the Company paid approximately $4.0 million of make-whole premiums and wrote off approximately $0.7 million of unamortized loan costs as a result of this repayment. The Company’s total pre-tax loss on the disposal of this segment was approximately $56.1 million, which includes a $46.1 million write off of long-lived assets and goodwill recorded in the fourth quarter of 2011 in order to approximate the segment’s indicated fair value, and an additional loss of $10.0 million recorded in the first quarter of 2012, comprised of an approximate $3.6 million loss on sale of assets and approximately $6.4 million of additional costs related to the disposition.

The following table summarizes the components of loss from discontinued operations, net of tax for the three months ended March 31, 2012 (in thousands):

Revenues	$16,235

Loss from discontinued operations, net of tax benefit of $1,227	(5,508)
Loss on disposition, net of tax benefit of $2,391	(10,729)

Loss from discontinued operations, net of tax	$(16,237)

(4)	Stock-Based Compensation and Retirement Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants). Under the incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants. The Company’s total compensation expense related to these plans was approximately $9.0 million and $13.1 million for the three months ended March 31, 2013 and 2012, respectively, which is reflected in general and administrative expenses.

(5)	Inventory and Other Current Assets

Inventory and other current assets includes approximately $143.1 million and $136.5 million of inventory at March 31, 2013 and December 31, 2012, respectively. The Company’s inventory balance at March 31, 2013 consisted of approximately $63.7 million of finished goods, $7.1 million of work-in-process, $12.3 million of raw materials and $60.0 million of supplies and consumables. The Company’s inventory balance at December 31, 2012 consisted of approximately $63.7 million of finished goods, $6.0 million of work-in-process, $5.0 million of raw materials and $61.8 million of supplies and consumables. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process. Supplies and consumables consist principally of products used in our services provided to customers.

On April 17, 2012, SandRidge Energy Inc. (NYSE: SD) (SandRidge) completed its acquisition of Dynamic Offshore Resources, LLC (Dynamic Offshore), at which time the Company received approximately $34.1 million in cash and approximately $51.6 million in shares of SandRidge stock (approximately 7.0 million shares valued at $7.33 per share) in consideration for its 10% interest in Dynamic Offshore. In accordance with authoritative guidance related to equity securities, the Company is accounting for the shares received through this transaction as available-for-sale securities. The changes in fair values, net of applicable taxes, on available-for-sale securities are recorded as unrealized holding gains (losses) on securities as a component of accumulated other comprehensive loss in shareholders’ equity.

The fair value of the remaining 1.5 million shares of SandRidge stock at March 31, 2013 was approximately $7.7 million. During the three months ended March 31, 2013, the Company recorded an unrealized loss related to the fair value of these securities of $1.6 million, of which $1.0 million was reported within accumulated other comprehensive loss, net of tax expense of $0.6 million. The Company evaluates whether unrealized losses on investments in securities are other-than-temporary, and if it is believed the unrealized losses are other-than-temporary, an impairment charge is recorded. There were no other-than-temporary impairment losses recognized during the three months ended March 31, 2013.

(6)	Debt

The Company has a $1.0 billion bank credit facility, comprised of a $600 million revolving credit facility and a $400 million term loan. The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, which began on June 30, 2012. Any amounts outstanding on the revolving credit facility and the term loan are due on February 7, 2017.

At March 31, 2013, the Company had $35.0 million outstanding under the revolving portion of our credit facility. The Company also had approximately $57.2 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this portion of the credit facility. Amounts borrowed under the credit facility bear interest at LIBOR plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal domestic subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At March 31, 2013, the Company was in compliance with all such covenants.

In August 2012, the Company redeemed $150 million, or 50%, of the principal amount of its $300 million 6 7/8% unsecured senior notes due 2014 at 100% of face value. The indenture governing the remaining $150 million 6 7/8% senior notes outstanding requires semi-annual interest payments on June 1st and December 1st of each year through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At March 31, 2013, the Company was in compliance with all such covenants.

The Company has outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At March 31, 2013, the Company was in compliance with all such covenants.

The Company also has outstanding $800 million of 7 1/8% unsecured senior notes due 2021. The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At March 31, 2013, the Company was in compliance with all such covenants.

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

Stock options for approximately 1,900,000 shares and 850,000 shares for the three months ended March 31, 2013 and 2012, respectively, were excluded in the computation of diluted earnings per share for these periods as the effect would have been anti-dilutive.

(8)	Decommissioning Liabilities

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

The following table summarizes the activity for the Company’s decommissioning liabilities for the three month periods ended March 31, 2013 and 2012 (in thousands):

	2013	2012
Decommissioning liabilities, December 31, 2012 and 2011, respectively	$93,053	$123,176
Liabilities acquired and incurred	360	3,573
Liabilities settled	(87)	(2,661)
Accretion	1,239	1,741

Total decommissioning liabilities, March 31, 2013 and 2012 , respectively	94,565	125,829
Less: current portion of decommissioning liabilities as of March 31, 2013 and 2012, respectively	—	15,678

Long-term decommissioning liabilities, March 31, 2013 and 2012, respectively	$94,565	$110,151

(9)	Notes Receivable

Notes receivable consist of a commitment from the seller of oil and gas properties towards the abandonment of the acquired property. Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of this obligation totaled $115.0 million and is recorded at present value using an effective interest rate of 6.58%. The related discount is amortized to interest income based on the expected timing of the platform’s removal. The Company recorded interest income related to notes receivable of $0.7 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.

(10)	Segment Information

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

Summarized financial information for the Company’s segments for the three months ended March 31, 2013 and 2012 is shown in the following tables (in thousands):

Three Months Ended March 31, 2013

		Onshore
	Drilling	Completion		Subsea and
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$193,979	$425,983	$367,397	$148,120	$—	$1,135,479
Cost of services (exclusive of items shown separately below)	64,645	281,739	253,055	108,048	—	707,487
Depreciation, depletion, amortization and accretion	41,344	53,822	41,877	12,591	—	149,634
General and administrative expenses	31,393	40,714	44,118	33,939	—	150,164

Income (loss) from operations	56,597	49,708	28,347	(6,458)	—	128,194
Interest expense, net	—	—	—	720	(28,260)	(27,540)
Other income	—	—	—	—	500	500

Income (loss) from continuing operations before income taxes	$56,597	$49,708	$28,347	$(5,738)	$(27,760)	$101,154

Three Months Ended March 31, 2012

		Onshore
	Drilling	Completion		Subsea and
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$189,357	$279,676	$354,041	$143,763	$—	$966,837
Cost of services (exclusive of items shown separately below)	62,566	185,662	198,015	100,524	—	546,767
Depreciation, depletion, amortization and accretion	36,160	24,476	27,721	14,239	—	102,596
General and administrative expenses	33,402	57,147	54,543	30,929	—	176,021

Income (loss) from operations	57,229	12,391	73,762	(1,929)	—	141,453
Interest expense, net	—	—	—	1,181	(31,675)	(30,494)
Other income	—	—	—		401	401

Income (loss) from continuing operations before income taxes	$57,229	$12,391	$73,762	$(748)	$(31,274)	$111,360

Identifiable Assets

		Onshore
	Drilling	Completion		Subsea and
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
March 31, 2013	$1,095,641	$3,097,610	$2,280,607	$1,315,526	$—	$7,789,384
December 31, 2012	$1,086,804	$3,223,984	$2,185,779	$1,295,134	$11,185	$7,802,886

Geographic Segments

The Company attributes revenue to various countries based on the location where services are performed or the destination of the drilling products or equipment sold or leased. Long-lived assets consist primarily of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period. The Company’s revenue by geographic area for the three months ended March 31, 2013 and 2012, and long-lived assets by geographic area at March 31, 2013 and December 31, 2012 is as follows (in thousands):

	Revenues		Long-Lived Assets
	2013	2012	2013	2012
United States	$940,829	$795,771	$2,663,916	$2,684,932
Other Countries	194,650	171,066	556,299	570,288

Total	$1,135,479	$966,837	$3,220,215	$3,255,220

(11)	Guarantee

In accordance with authoritative guidance related to guarantees, the Company has assigned an estimated value of $2.6 million at March 31, 2013 and December 31, 2012 related to decommissioning activities in connection with oil and gas properties acquired by SPN Resources, LLC (SPN Resources) prior to its sale to Dynamic Offshore in March 2008. The guarantee is reflected in other long-term liabilities. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event of default on any remaining decommissioning liabilities, the total maximum potential obligation under these guarantees is estimated to be approximately $122.3 million, net of the contractual right to receive payments from third parties, which is approximately $24.6 million, as of March 31, 2013. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled.

(12)	Fair Value Measurements

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

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2013	Level 1	Level 2	Level 3
Inventory and other current assets
Available-for-sale securities	$7,655	$7,655	—	—
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$11,734	$825	$10,909	—
Interest rate swap	$1,415	—	$1,415	—
Accrued Expenses
Contingent consideration	$9,048	—	—	$9,048
Other long-term liabilities
Non-qualified deferred compensation liabilities	$15,119	—	$15,119	—

	December 31, 2012	Level 1	Level 2	Level 3
Inventory and other current assets
Available-for-sale securities	$9,224	$9,224	—	—
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$11,343	$825	$10,518	—
Interest rate swap	$1,286	—	$1,286	—
Accounts payable
Non-qualified deferred compensation liabilities	$125	—	$125	—
Accrued expenses
Contingent consideration	$9,890	—	—	$9,890
Other long-term liabilities
Non-qualified deferred compensation liabilities	$13,515	—	$13,515	—

Available-for-sale securities is comprised of approximately 1.5 million shares of SandRidge common stock that the Company received as partial consideration for its 10% interest in Dynamic Offshore (see note 5). The securities are reported at fair value based on the stock’s closing price as reported on the New York Stock Exchange.

The Company’s non-qualified deferred compensation plans allow officers, certain highly compensated employees and non-employee directors to defer receipt of a portion of their compensation and contribute such amounts to one or more hypothetical investment funds. The Company entered into separate trust agreements, subject to general creditors, to segregate assets of each plan and reports the accounts of the trusts in its condensed consolidated financial statements. These investments are reported at fair value based on unadjusted quoted prices in active markets for identifiable assets and observable inputs for similar assets and liabilities, which represent Levels 1 and 2, respectively, in the fair value hierarchy.

In April 2012, the Company entered into an interest rate swap agreement related to its fixed rate debt maturing in 2021 for a notional amount of $100 million, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and is obligated to make semi-annual interest payments at a floating rate, which is adjusted every 90 days, based on LIBOR plus a fixed margin. The swap agreement, scheduled to terminate on December 15, 2021, is designated as a fair value hedge of a portion of the Company’s 7 1/8% senior notes, as the derivative has been tested to be highly effective in offsetting changes in the fair value of the underlying note. As this derivative is classified as a fair value hedge, the changes in the fair value of the derivative are offset against the changes in the fair value of the underlying note in interest expense, net (see note 13). The Company previously had an interest rate swap agreement for a notional amount of $150 million related to its 6 7/8% senior notes that was designated as a fair value hedge. In February 2012, the Company sold this interest rate swap to the counterparty for approximately $1.2 million.

As of March 31, 2013, the Company’s maximum additional consideration payable as a result of prior acquisitions was approximately $10.0 million. The Company has recorded a current liability of approximately $9.0 million, which represents the Company’s estimate of the fair value of the maximum contingent consideration payable. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow approach at the acquisition and reporting date. The approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. The fair value is based on the acquired companies reaching specific performance metrics.

In accordance with authoritative guidance, non-financial assets and non-financial liabilities are remeasured at fair value on a non-recurring basis. In determining estimated fair value of acquired goodwill, we use various sources and types of information, including, but not limited to, quoted market prices, replacement cost estimates, accepted valuation techniques such as discounted cash flows, and existing carrying value of acquired assets. As necessary, we utilize third-party appraisal firms to assist us in determining fair value of inventory, identifiable intangible assets, and any other significant assets or liabilities. During the measurement period and as necessary, we adjust the preliminary purchase price allocation if we obtain more information regarding asset valuations and liabilities assumed. During the three months ended March 31, 2013, the Company revised its fair value estimate of contingent consideration payable due to changes in certain performance metrics. The adjustment was recorded in general and administrative expense in the consolidated statement of income.

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company’s long-term debt was approximately $1,994.6 million and $1,960.0 million at March 31, 2013 and December 31, 2012, respectively. The fair value of these debt instruments is determined by reference to the market value of the instrument as quoted in an over-the-counter market.

(13)	Derivative Financial Instruments

From time to time, the Company may employ interest rate swaps in an attempt to achieve a more balanced debt portfolio. The Company does not use derivative financial instruments for trading or speculative purposes.

In April 2012, the Company entered into an interest rate swap for a notional amount of $100 million related to its 7 1/8% senior notes maturing in December 2021. This transaction is designated as a fair value hedge since the swap hedges against the change in fair value of fixed rate debt resulting from changes in interest rates. The Company recorded a derivative asset of $1.4 million and $1.3 million within intangible and other long term assets in the consolidated balance sheet at March 31, 2013 and December 31, 2012, respectively. The change in fair value of the interest rate swap is included in the adjustments to reconcile net income to net cash provided by operating activities in the consolidated statement of cash flows.

The Company previously had an interest rate swap agreement for a notional amount of $150 million related to its 6 7/8% senior notes maturing in June 2014 that was designated as a fair value hedge. In February 2012, the Company sold this interest rate swap to the counterparty for approximately $1.2 million.

The location and effect of the derivative instrument on the condensed consolidated statement of operations for the three months ended March 31, 2013, presented on a pre-tax basis, is as follows (in thousands):

Interest rate swap	Interest expense, net	$1,063
Hedged item - debt	Interest expense, net	(1,191)

		$(128)

For the three months ended March 31, 2013, approximately $0.1 million of interest income was related to the ineffectiveness associated with these fair value hedges. Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

(14)	Income Taxes

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. The Company had approximately $26.4 million of unrecorded tax benefits at March 31, 2013 and December 31, 2012, all of which would impact the Company’s effective tax rate if recognized.

In addition to its U.S. federal tax return, the Company files income tax returns in various state and foreign jurisdictions. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2008.

(15)	Commitments and Contingencies

The Company’s wholly owned subsidiary, Hallin Marine, is the lessee of a dynamically positioned subsea vessel under a capital lease expiring in 2019 with a two year renewal option. Hallin Marine owns a 5% equity interest in the entity that owns this leased asset. The lessor’s debt is non-recourse to the Company. The amount of the asset and liability under this capital lease is recorded at the present value of the lease payments. The vessel’s gross asset value under the capital lease was approximately $37.6 million at inception and accumulated depreciation through March 31, 2013 and December 31, 2012 was approximately $13.2 million and $12.2 million, respectively. As of March 31, 2013 and December 31, 2012, the Company had approximately $24.6 million and $25.6 million, respectively, included in other long-term liabilities, and approximately $4.0 million and $3.9 million, respectively, included in accounts payable related to the obligations under this capital lease. The future minimum lease payments under this capital lease are approximately $2.9 million, $4.2 million, $4.6 million, $5.0 million, $5.4 million and $5.9 million for the nine months ending December 31, 2013 and the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively, exclusive of interest at an annual rate of 8.5%. For the three months ended March 31, 2013 and 2012, the Company recorded interest expense of approximately $0.6 million and $0.7 million, respectively, in connection with this capital lease.

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

(16)	Related Party Disclosures

The Company believes transactions with these related parties have terms and conditions no less favorable than transactions with unaffiliated parties. Subsequent to the acquisition of Complete, the Company purchases services, products and equipment from companies affiliated with an officer of one of its subsidiaries. For the three months ended March 31, 2013 and 2012, these purchases totaled approximately $45.4 million and $71.4 million, respectively. For the three months ended March 31, 2013, approximately $16.0 million was purchased from ORTEQ Energy Services, a heavy equipment construction company which also manufactures pressure pumping equipment, approximately $0.1 million was purchased from Ortowski Construction, primarily related to the manufacture of pressure pumping units, approximately $4.0 million was purchased from Resource Transport, LLC, approximately $19.8 million was purchased from Texas Specialty Sands, LLC primarily for the purchase of sand used for pressure pumping activities, approximately $5.3 million was purchased from ProFuel, LLC, and approximately $0.2 million was related to facilities leased from Timber Creek Real Estate Partners. From the date of acquisition of Complete through March 31, 2012, approximately $39.6 million was purchased from ORTEQ Energy Services, approximately $0.1 million was purchased from Ortowski Construction, approximately $1.9 million was purchased from Resource Transport, LLC, approximately $25.3 million was purchased from Texas Specialty Sands, LLC, and approximately $4.5 million was purchased from ProFuel, LLC. As of March 31, 2013, the Company’s trade accounts payable includes amounts due to these companies totaling approximately $12.1 million, of which approximately $3.3 million was due ORTEQ Energy Services, approximately $1.2 million was due Resource Transport, LLC, approximately $6.0 million was due Texas Specialty Sands, LLC, and approximately $1.6 million was due ProFuel, LLC. No amounts were due Ortowski Construction and Timber Creek Real Estate Partners. As of December 31, 2012, the Company’s trade accounts payable includes amounts due to these companies totaling approximately $23.2 million, of which approximately $13.4 million was due ORTEQ Energy Services, approximately $1.3 million was due Resource Transport, LLC, approximately $6.9 million was due Texas Specialty Sands, LLC, and approximately $1.6 million was due ProFuel, LLC. No amounts were due Ortowski Construction and Timber Creek Real Estate Partners.

In May 2012, the Company’s President and Chief Executive Officer was appointed as an independent director of the board of Linn Energy, LLC (Linn), an independent oil and natural gas development company with focus areas in the mid-continent, including the Permian Basin, the Hugoton Basin, the Powder River Basin, the Williston Basin, Michigan, and California. The Company recorded revenues from Linn of approximately $6.8 million for the three months ended March 31, 2013. The Company had trade receivables from Linn of approximately $3.5 million and $3.3 million as of March 31, 2013 and December 31, 2012, respectively.

(17)	Subsequent Events

In accordance with authoritative guidance, the Company has evaluated and disclosed all material subsequent events that occurred after the balance sheet date but before financial statements were issued.

(18)	Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 is an update to existing guidance on the presentation of comprehensive income. This update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income (AOCI) by component. For significant items reclassified out of AOCI to net income in their entirety during the reporting period, companies must report the effect on the line items in the statement where net income is presented. For significant items not reclassified to net income in their entirety during the period, companies must provide cross references in the notes to other disclosures that already provide information about those amounts. The Company adopted this update effective January 1, 2013, and it did not have a material impact on the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current market and industry conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include, but are not limited to: risks inherent in acquiring businesses, including the ability to successfully integrate Complete’s operations into our legacy operations and the costs incurred in doing so; the effect of regulatory programs and environmental matters on our performance, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping services; risks associated with business growth outpacing the capabilities of our infrastructure and workforce; risks associated with the uncertainty of macroeconomic and business conditions worldwide; the cyclical nature and volatility of the oil and gas industry, including the level of offshore exploration, production and development activity and the volatility of oil and gas prices; changes in competitive factors affecting our operations; political, economic and other risks and uncertainties associated with international operations; the lingering impact on exploration and production activities in the U.S. coastal waters following the Deepwater Horizon incident; the impact that unfavorable or unusual weather conditions could have on our operations; the potential shortage of skilled workers; our dependence on certain customers; the risks inherent in long-term fixed-price contracts; and, operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage. These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, including for example the market prices of oil and natural gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business plans that could or will affect our results. We undertake no obligation to update any of our forward-looking statements and we do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Executive Summary

On February 7, 2012, we closed our acquisition of Complete Production Services, Inc. (Complete). Our results for the three months ended March 31, 2012 include only a partial quarter of contribution from the legacy Complete businesses. Given the substantial nature of this acquisition and its impact on our financial performance, comparisons between the three months ended March 31, 2013 and 2012 for our Onshore Completion and Workover Services and Production Services segments may not be meaningful.

For the three months ended March 31, 2013, revenue was $1,135.5 million, net income was $63.7 million and diluted earnings per share was $0.40.

First quarter 2013 revenue for the Drilling Products and Services segment was $194.0 million, as compared with $192.7 million in the fourth quarter of 2012, a 1% sequential increase. U.S. land revenue decreased sequentially to $73.9 million due to a decrease in demand for accommodations and premium drill pipe, partially offset by an increase in rentals of bottom hole assemblies. International revenue increased sequentially to approximately $50.1 million primarily due to rentals of accommodation units. Gulf of Mexico revenue increased 2% sequentially to approximately $70.0 million as the deepwater market remained strong.

Revenue for the three months ended March 31, 2013 in our Onshore Completion and Workover Services segment was $426.0 million, a 2% sequential increase. Virtually all of this segment’s revenue is derived from the U.S. land market area. Our pressure pumping and well services businesses experienced increases in revenue, which were partially offset by decreased fluid management revenue due to weather related declines in utilization.

First quarter 2013 revenue in our Production Services segment decreased 1% sequentially to $367.4 million. U.S. land revenue decreased 3% to $216.7 million primarily due to declines in hydraulic workover and snubbing and remedial pumping revenue. Revenue in the Gulf of Mexico market area decreased 5% to $53.9 million as seasonal factors lead to declines in coiled tubing and wireline activity. Revenue from international market areas increased 7% to $96.8 million primarily due to increased production testing activity in Argentina, remedial pumping in Brazil and cementing activity from our recent acquisition in Colombia.

First quarter 2013 revenue in our Subsea and Technical Solutions segment decreased to $148.1 million, which represents a 25% sequential decline. This segment was greatly impacted by seasonality, both in the Gulf of Mexico and in the Asia Pacific market areas. U.S. land revenue increased 8% to $16.2 million. Gulf of Mexico revenue declined 4% to $84.1 million due to seasonal factors that resulted in lower utilization in our well control and platform decommissioning services. Revenue from international market areas decreased 50% to $47.8 million primarily due to decreases in subsea construction work in the Asia Pacific market area, and to well control projects that did not repeat.

Comparison of the Results of Operations for the Three Months Ended March 31, 2013 and 2012

For the three months ended March 31, 2013, our revenues were $1,135.5 million, resulting in net income of $63.7 million, or $0.40 diluted earnings per share. For the three months ended March 31, 2012, revenues were $996.8 million and net income from continuing operations was $70.2 million, or $0.55 diluted earnings per share from continuing operations. Revenues and costs of service for the three months ended March 31, 2012 include only a partial quarter of contribution from the businesses acquired from Complete in February 2012. The businesses acquired from Complete are reported within the Onshore Completion and Workover Services and Production Services segments.

The following table compares our operating results for the three months ended March 31, 2013 and 2012 (in thousands, except percentages). Cost of services excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services
	2013	2012	Change	2013	%	2012	%	Change
Drilling Products and Services	$193,979	$189,357	$4,622	$64,645	33%	$62,566	33%	$2,079
Onshore Completion and Workover Services	425,983	279,676	146,307	281,739	66%	185,662	66%	96,077
Production Services	367,397	354,041	13,356	253,055	69%	198,015	56%	55,040
Subsea and Technical Solutions	148,120	143,763	4,357	108,048	73%	100,524	70%	7,524

Total	$1,135,479	$966,837	$168,642	$707,487	62%	$546,767	57%	$160,720

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment for the three months ended March 31, 2013 was $194.0 million, as compared to $189.4 million for the same period in 2012. Cost of rentals and sales as a percentage of revenue remained constant at 33% of segment revenue for the three months ended March 31, 2013 as compared to the same period in 2012. Revenue derived from the U.S. land market area decreased approximately 19% for the three months ended March 31, 2013 over the same period in 2012 primarily due to decreased demand for premium drill pipe and accommodations. Revenue generated in our international market areas increased 5% during the quarter ended March 31, 2013 over the same period in 2012 primarily due to increases in rentals of premium drill pipe. Revenue from our Gulf of Mexico market area increased approximately 38% due to increases in most of our product lines within this segment, particularly premium drill pipe.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment was $426.0 million for the first quarter of 2013, as compared to $279.7 million for the same period in 2012. Virtually all of this segment’s revenue is derived from the U. S. land market area. The substantial year over year increase is primarily related to the fact that this segment is comprised of businesses acquired from Complete in February 2012. Cost of services as a percentage of revenue remained constant at 66% for the three months ended March 31, 2013 and 2012.

Production Services Segment

Revenue from our Production Services segment for the three months ended March 31, 2013 was $367.4 million, as compared to $354.0 million for the same period in 2012. Cost of services as a percentage of revenue increased to 69% from 56% in the first quarter of 2012. The slight increase in revenue and the increase in cost of services as a percentage of revenue despite having a full quarter of contributions from the businesses acquired from Complete is largely due to lower pricing and utilization in our coiled tubing business in the U.S. land market area. Revenue from the U.S. land market area decreased 15% as we experienced declines in coiled tubing, wireline and hydraulic workover and snubbing activity. Revenue derived from the Gulf of Mexico market area increased 59% due to increased demand for pressure control, hydraulic workover and snubbing and wireline services. Revenue from international market areas increased 49% primarily due to our acquisition of a well testing and wireline company in Argentina in late 2012 and to increased demand for coiled tubing services in Mexico.

Subsea and Technical Solutions Segment

Revenue from our Subsea and Technical Solutions segment for the three months ended March 31, 2013 was $148.1 million, as compared to $143.8 million for the same period in 2012. Cost of sales increased to 73% of segment revenue for the three month period ended March 31, 2013 from 70% in the same period in 2012. Revenue in our Gulf of Mexico market area increased 24% year over year primarily due to an increase in well control work and sand control and stimulation services. These increases were partially offset by decreases in oil and gas sales and end of life services. Revenue in our international market areas decreased 18% as a result of lower utilization of our subsea construction vessels in the Asia Pacific market area. Revenue in our U.S. land market area decreased 5% as a result of decreased demand for sand control and stimulation services.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $149.6 million in the three months ended March 31, 2013 from $102.6 million for the same period in 2012. Depreciation and amortization expense increased within our Drilling Products and Services segment by $5.2 million, or 14%, from the same period in 2012 due to 2012 and 2013 capital expenditures. Depreciation and amortization expense in our Onshore Completion and Workover Services segment increased by $29.3 million, or 120%, as the product offerings comprising this segment were acquired in the Complete acquisition. Depreciation and amortization expense within our Production Services segment increased by $14.2 million, or 51%, partly because a portion of the product offerings comprising this segment were acquired in the Complete acquisition; the remainder of the increase is attributable to 2012 and 2013 capital expenditures. Depreciation, depletion, amortization and accretion expense related to our Subsea and Technical Solutions segment for the three months ended March 31, 2013 decreased by approximately $1.7 million from the same period in 2012. Increases related to 2012 and 2013 capital expenditures were offset by decreased depreciation of our subsea intervention vessels as a result of lower utilization.

General and Administrative Expenses

General and administrative expenses were $150.2 million for the three months ended March 31, 2013 compared to $176.0 million for the same period in 2012. The three months ended March 31, 2012 included only a partial quarter’s contribution from the legacy Complete businesses. However, there were approximately $28.7 million of acquisition related expenses recorded during the same period. Excluding those two factors results in a year over year decrease in general and administrative expenses due in part to decreases in insurance expense, compensation related expenses, and gain (loss) on foreign currency translation.

Liquidity and Capital Resources

In the three months ended March 31, 2013, we generated net cash from operating activities of $136.7 million, as compared to $94.1 million in the same period of 2012. Our primary liquidity needs are for working capital and to fund capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under the revolving portion of our credit facility. We had cash and cash equivalents of $77.1 million at March 31, 2013 compared to $91.2 million at December 31, 2012. At March 31, 2013, approximately $58.0 million of our cash balance was held outside the U.S. Cash balances held in foreign jurisdictions can be repatriated to the U.S.; however, they would be subject to federal income taxes, less applicable foreign tax credits. The Company has not provided U.S. income tax expense on earnings of its foreign subsidiaries, other than foreign subsidiaries acquired in the Complete acquisition, because it expects to reinvest the undistributed earnings indefinitely.

We spent $157.7 million of cash on capital additions during the three months ended March 31, 2013, a portion of which related to 2012 capital additions. Approximately $30.2 million, $44.5 million and $29.7 million was used to expand and maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Subsea and Technical Solutions segments, respectively, and approximately $53.3 million was used to expand and maintain our Drilling Products and Services equipment inventory.

We have a $1.0 billion bank credit facility which is comprised of a revolving portion of $600 million and a $400 million term loan. The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, which began on June 30, 2012. Any amounts outstanding on the bank revolving credit facility and the term loan are due on February 7, 2017. At March 31, 2013, we had $35.0 million outstanding under the revolving portion of our credit facility with a weighted average interest rate of 4.25% per annum. The average amount outstanding under the revolving portion of our credit facility during first quarter was approximately $45.9 million with a weighted average interest rate of 3.27% per annum. The maximum amount outstanding under the revolving portion of our credit facility during the first quarter was $110.0 million, primarily related to a $123.0 million income tax payment made during the quarter. As of April 26, 2013, we had $40.0 million outstanding under the revolving portion of our credit facility, along with $56.5 million of letters of credit outstanding, which reduce our borrowing capacity under this credit facility. Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our leverage ratio. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness. At March 31, 2013, we were in compliance with all such covenants.

We have outstanding $150 million of 6 7/8% unsecured senior notes due 2014. The indenture governing the senior notes requires semi-annual interest payments on June 1st and December 1st of each year through the maturity date of June 1, 2014. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At March 31, 2013, we were in compliance with all such covenants. We anticipate redeeming these notes during the second quarter of 2013 using cash generated from operations and borrowings under the revolving portion of our credit facility.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At March 31, 2013, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021. The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At March 31, 2013, we were in compliance with all such covenants.

Our current long-term issuer credit rating is BBB- by Standard and Poor’s and Ba1 by Moody’s. Moody’s upgraded our corporate credit rating from Ba2 to Ba1 with a stable outlook on October 10, 2012.

We currently believe that we will spend approximately $450 million to $550 million on capital expenditures, excluding acquisitions, during the remaining nine months of 2013. We believe that our current working capital, cash generated from our operations and availability under the revolving portion of our credit facility will provide sufficient funds for our identified capital projects.

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

In accordance with authoritative guidance related to guarantees, we have assigned an estimated value of $2.6 million at March 31, 2013 and December 31, 2012, which is reflected in other long-term liabilities, related to decommissioning activities in connection with oil and gas properties acquired by SPN Resources prior to its sale to Dynamic Offshore. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event of default on any remaining decommissioning liabilities, the total maximum potential obligation under these guarantees is estimated to be approximately $122.3 million, net of the contractual right to receive payments from third parties, which is approximately $24.6 million, as of March 31, 2013. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled.

Hedging Activities

In April 2012, we entered into an interest rate swap related to our 7 1/8% senior notes maturing in December 2021 for a notional amount of $100 million, whereby we are entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and are obligated to make semi-annual interest payments at a variable rate. The variable interest rate, which is adjusted every 90 days, is based on LIBOR plus a fixed margin and is scheduled to terminate on December 15, 2021.

Recently Issued Accounting Pronouncements

See Part I, Item 1, “Financial Statements – Note 18 – Recently Issued Accounting Pronouncements.”

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. As of March 31, 2013, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At March 31, 2013, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Credit facility term loan due 2017	$—	$380,000
Revolving credit facility due 2017		35,000
6 7/8 % Senior notes due 2014	150,000	—
6 3/8 % Senior notes due 2019	500,000	—
7 1/8 % Senior notes due 2021	700,000	100,000

Total Debt	$1,350,000	$515,000

Based on the amount of this debt outstanding at March 31, 2013, a 10% increase in the variable interest rate would increase our interest expense for the three months ended March 31, 2013 by approximately $0.4 million, while a 10% decrease would decrease our interest expense by approximately $0.4 million.

Commodity Price Risk

Our revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and natural gas that can economically be produced.

For additional discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2.

Item 4. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.	Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 - 31, 2013	103,489	$23.38
February 1 - 28, 2013	4,193	$26.02
March 1 - 31, 2013	4,786	$26.02

Total	112,468	$23.59

(1)	Through our stock incentive plans, 112,468 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock.

Item 6. Exhibits

(a)	The following exhibits are filed with this Form 10-Q:

2.1	Agreement and Plan of Merger Agreement and Plan of Merger, dated October 9, 2011, by and among Superior Energy Services, Inc., SPN Fairway Acquisition, Inc. and Complete Production Services, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed October 12, 2011).

3.1	Composite Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K filed on February 28, 2012).

3.2	Amended and Restated Bylaws of the Company (as amended through March 7, 2012) (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 12, 2012).

31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date: May 3, 2013	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)