Form 10-Q
period 2013-06-30
SUPERIOR ENERGY SERVICES INC
filed 2013-08-07
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File No. 001-34037

SUPERIOR ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2379388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Louisiana Street, Suite 2900 Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 654-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding on August 1, 2013 was 159,556,822.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

(in thousands, except share data)

	6/30/2013	12/31/2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$65,399	$91,199
Accounts receivable, net of allowance for doubtful accounts of $29,177 and $28,715 as of June 30, 2013 and December 31, 2012, respectively	1,031,325	1,027,218
Deferred income taxes	20,732	34,120
Prepaid expenses	93,319	93,190
Inventory and other current assets	245,164	214,630

Total current assets	1,455,939	1,460,357

Property, plant and equipment, net of accumulated depreciation and depletion of $1,594,581 and $1,342,631 as of June 30, 2013 and December 31, 2012, respectively	3,229,781	3,255,220
Goodwill	2,547,700	2,532,065
Notes receivable	46,290	44,838
Intangible and other long-term assets, net of accumulated amortization of $71,858 and $53,148 as of June 30, 2013 and December 31, 2012, respectively	492,737	510,406

Total assets	$7,772,447	$7,802,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$216,173	$252,363
Accrued expenses	328,789	346,490
Income taxes payable	36,826	153,212
Current maturities of long-term debt	20,000	20,000

Total current liabilities	601,788	772,065

Deferred income taxes	759,514	745,144
Decommissioning liabilities	96,320	93,053
Long-term debt, net	1,780,000	1,814,500
Other long-term liabilities	169,309	147,045

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $0.001 par value.
Authorized - 250,000,000, Issued - 159,361,185, Outstanding - 159,575,223 as of June 30, 2013
Authorized - 250,000,000, Issued - 157,501,635, Outstanding - 157,933,224 as of December 31, 2012	159	158
Additional paid in capital	2,867,604	2,850,855
Accumulated other comprehensive loss, net	(33,916)	(19,317)
Retained earnings	1,531,669	1,399,383

Total stockholders’ equity	4,365,516	4,231,079

Total liabilities and stockholders’ equity	$7,772,447	$7,802,886

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Three and Six Months Ended June 30, 2013 and 2012

(in thousands, except per share data)

(Unaudited)

	Three Months		Six Months
	2013	2012	2013	2012
Revenues	$1,159,713	$1,243,319	$2,295,192	$2,210,156

Costs and expenses:
Cost of services (exclusive of items shown separately below)	711,883	711,284	1,419,370	1,258,051
Depreciation, depletion, amortization and accretion	154,987	135,516	304,621	238,112
General and administrative expenses	156,967	157,519	307,131	333,540

Income from operations	135,876	239,000	264,070	380,453

Other income (expense):
Interest expense, net	(26,942)	(29,871)	(54,482)	(60,365)
Other income	773	(306)	1,273	95
Loss on early extinguishment of debt	(884)	—	(884)	—
Gain on sale of equity-method investment	—	17,880	—	17,880

Income from continuing operations before income taxes	108,823	226,703	209,977	338,063
Income taxes	40,264	83,880	77,691	125,083

Net income from continuing operations	68,559	142,823	132,286	212,980
Loss from discontinued operations, net of income tax	—	(970)	—	(17,207)

Net income	$68,559	$141,853	$132,286	$195,773

Earnings (loss) per share information:
Basic
Continuing operations	$0.43	$0.91	$0.83	$1.51
Discontinued operations	—	(0.01)	—	(0.12)

Basic earnings per share	$0.43	$0.90	$0.83	$1.39

Diluted
Continuing operations	$0.43	$0.90	$0.82	$1.49
Discontinued operations	—	(0.01)	—	(0.12)

Diluted earnings per share	$0.43	$0.89	$0.82	$1.37

Weighted average common shares used in computing earnings per share:
Basic	159,337	157,017	159,142	141,282
Incremental common shares from stock based compensation	1,593	1,615	1,626	1,810

Diluted	160,930	158,632	160,768	143,092

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2013 and 2012

(in thousands)

(Unaudited)

	Three Months		Six Months
	2013	2012	2013	2012
Net income	$68,559	$141,853	$132,286	$195,773
Unrealized net loss on investment securities, net of tax	(467)	(2,839)	(1,455)	(2,839)
Change in cumulative translation adjustment, net of tax	(1,783)	(5,976)	(13,145)	(71)

Comprehensive income	$66,309	$133,038	$117,686	$192,863

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

(in thousands)

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$132,286	$195,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	304,621	239,357
Loss on early extinguishment of debt	884	—
Deferred income taxes	26,188	(11,395)
Excess tax benefit from stock-based compensation	(297)	(1,279)
Gain on sale of equity method investment	—	(17,880)
Stock based and performance share unit compensation expense	17,417	16,451
Retirement and deferred compensation plan expense	(626)	1,412
Amortization of debt acquisition costs and note discount	4,691	4,846
Loss on sale of businesses	—	6,649
Other reconciling items, net	(2,501)	6,222
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(3,865)	(94,803)
Inventory and other current assets	(27,291)	(24,494)
Accounts payable	(2,807)	24,512
Accrued expenses	(15,013)	(63,603)
Decommissioning liabilities	(87)	(4,578)
Income taxes	(117,514)	101,372
Other, net	29,265	(13,057)

Net cash provided by operating activities	345,351	365,505
Cash flows from investing activities:
Payments for capital expenditures	(334,708)	(588,182)
Change in restricted cash held for acquisition of business	—	785,280
Acquisitions of businesses, net of cash acquired	(23,797)	(1,039,238)
Cash proceeds from sale of businesses	—	185,912
Cash proceeds from sale of equity method investment	—	34,087
Cash proceeds from insurance settlement	22,650	—
Other	2,130	24,949

Net cash used in investing activities	(333,725)	(597,192)
Cash flows from financing activities:
Proceeds from revolving line of credit	426,554	382,528
Payments on revolving line of credit	(301,554)	(457,528)
Proceeds from issuance of long-term debt	—	400,000
Principal payments on long-term debt	(160,000)	(17,546)
Payment of debt acquisition costs	—	(25,091)
Proceeds from exercise of stock options	5,546	13,652
Excess tax benefit from stock-based compensation	297	1,279
Proceeds from issuance of stock through employee benefit plans	1,939	1,406
Other	(4,601)	(4,583)

Net cash provided by (used in) financing activities	(31,819)	294,117
Effect of exchange rate changes on cash	(5,607)	333

Net increase (decrease) in cash and cash equivalents	(25,800)	62,763
Cash and cash equivalents at beginning of period	91,199	80,274

Cash and cash equivalents at end of period	$65,399	$143,037

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2013

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

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and six months ended June 30, 2013 and 2012 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2013 presentation.

(2)	Acquisitions

Complete Production Services, Inc.

On February 7, 2012, the Company acquired Complete Production Services, Inc. (Complete) in a cash and stock merger transaction valued at approximately $2,914.8 million. Complete focused on providing specialized completion and production services and products that help oil and gas companies develop hydrocarbon reserves, reduce costs and enhance production. Complete’s operations were located throughout the U.S. and Mexico. The acquisition of Complete substantially expanded the size and scope of the Company’s services. Complete’s legacy businesses are currently reported in the Onshore Completion and Workover Services and the Production Services segments.

Pursuant to the merger agreement, Complete stockholders received 0.945 of a share of the Company’s common stock and $7.00 cash for each share of Complete’s common stock outstanding at the time of the acquisition. In total, the Company paid approximately $553.3 million in cash and issued approximately 74.7 million shares of its common stock valued at approximately $2,308.2 million (based on the closing price of the Company’s common stock on the acquisition date of $30.90). Additionally, the Company paid $676.0 million, inclusive of a $26.0 million prepayment premium, to redeem $650 million of Complete’s 8.0% senior notes. The Company also assumed all outstanding stock options and shares of non-vested and unissued restricted stock held by Complete’s employees and directors at the time of acquisition.

Acquisition related expenses totaled approximately $33.3 million, of which approximately $28.8 million was recorded in the six months ended June 30, 2012. The remainder was recorded in the three months ended December 31, 2011. These acquisition related costs include expenses directly related to acquiring Complete and have been recorded in general and administrative expenses in the consolidated statements of income.

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

In August 2012, the Company acquired 100% of the equity interest in a company that provides mechanical wireline, electric line and well testing services to the oil and gas exploration and production industry in Argentina. The Company paid approximately $37.6 million in cash related to this acquisition, including approximately $6.5 million of contingent consideration paid in April 2013 based upon certain performance metrics.

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

The following table summarizes the components of loss from discontinued operations, net of tax for the three and six months ended June 30, 2012 (in thousands):

	Three Months	Six Months
Revenues	$—	$16,231

Loss from discontinued operations, net of tax benefit of $544 and $1,771, respectively	(970)	(6,478)
Loss on disposition, net of tax benefit of $2,391	—	(10,729)

Loss from discontinued operations, net of tax	$(970)	$(17,207)

(4)	Stock-Based Compensation and Retirement Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants). Under the incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants. The Company’s total compensation expense related to these plans was approximately $18.0 million and $18.2 million for the six months ended June 30, 2013 and 2012, respectively, which is reflected in general and administrative expenses.

(5)	Inventory and Other Current Assets

Inventory and other current assets includes approximately $148.8 million and $136.5 million of inventory at June 30, 2013 and December 31, 2012, respectively. The Company’s inventory balance at June 30, 2013 consisted of approximately $65.3 million of finished goods, $9.6 million of work-in-process, $17.9 million of raw materials and $56.0 million of supplies and consumables. The Company’s inventory balance at December 31, 2012 consisted of approximately $63.7 million of finished goods, $6.0 million of work-in-process, $5.0 million of raw materials and $61.8 million of supplies and consumables. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process. Supplies and consumables consist principally of products used in our services provided to customers.

On April 17, 2012, SandRidge Energy Inc. (NYSE: SD) (SandRidge) completed its acquisition of Dynamic Offshore Resources, LLC (Dynamic Offshore), at which time the Company received approximately $34.1 million in cash and approximately $51.6 million in shares of SandRidge common stock (approximately 7.0 million shares valued at $7.33 per share) in consideration for its 10% interest in Dynamic Offshore. In accordance with authoritative guidance related to equity securities, the Company is accounting for the shares received in this transaction as available-for-sale securities. The changes in fair values, net of applicable taxes, on available-for-sale securities are recorded as unrealized holding gains (losses) on securities as a component of accumulated other comprehensive loss in stockholders’ equity.

The fair value of the approximately 1.5 million shares of SandRidge stock held by the Company at June 30, 2013 was approximately $6.9 million. During the six months ended June 30, 2013, the Company recorded an unrealized loss related to the fair value of these securities of $2.3 million, of which $1.4 million was reported within accumulated other comprehensive loss, net of tax expense of $0.9 million. During the six months ended June 30, 2012, the Company recorded an unrealized loss related to the fair value of these securities of $4.5 million, of which $2.8 million was reported within accumulated other comprehensive loss, net of tax expense of $1.7 million. The Company evaluates whether unrealized losses on investments in available-for-sale securities are other-than-temporary, and if it is believed the unrealized losses are other-than-temporary, an impairment charge is recorded. There were no other-than-temporary impairment losses recognized during the six months ended June 30, 2013 and 2012.

(6)	Debt

In May 2013, the Company redeemed the remaining $150 million aggregate principal amount of its 6 7/8% unsecured senior notes due 2014 at 100% of face value using proceeds from that revolving portion its credit facility. The redemption resulted in a loss on early extinguishment of debt of approximately $0.9 million related to the writeoff of debt acquisition costs and note discount.

The Company has a $1.0 billion bank credit facility, comprised of a $600 million revolving credit facility and a $400 million term loan. The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, which began on June 30, 2012. Any amounts outstanding on the revolving credit facility and the term loan are due on February 7, 2017.

At June 30, 2013, the Company had $125.0 million outstanding under the revolving portion of its credit facility. The Company also had approximately $56.4 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this portion of the credit facility. Amounts borrowed under the credit facility bear interest at LIBOR plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal domestic subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At June 30, 2013, the Company was in compliance with all such covenants.

The Company has outstanding $500 million of 6 3/8 % unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At June 30, 2013, the Company was in compliance with all such covenants.

The Company also has outstanding $800 million of 7 1/8% unsecured senior notes due 2021. The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At June 30, 2013, the Company was in compliance with all such covenants.

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

Stock options for approximately 1,230,000 and 2,090,000 shares of the Company’s common stock for the three months ended June 30, 2013 and 2012, respectively, and approximately 1,200,000 and 1,010,000 shares of the Company’s common stock for the six months ended June 30, 2013 and 2012, were excluded in the computation of diluted earnings per share for these periods as the effect would have been anti-dilutive.

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

The Company’s decommissioning liabilities associated with the Bullwinkle platform and its related assets consist of costs related to the plugging of wells, the removal of the related facilities and equipment, and site restoration. Whenever practical, the Company utilizes its own equipment and labor services to perform well abandonment and decommissioning work. When the Company performs these services, all recorded intercompany revenues and related costs of services are eliminated in the condensed consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is abandoned. The recorded liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the recorded liability exceeds (or is less than) the Company’s total costs, then the difference is reported as an increase or decrease in revenue during the period in which the work is performed.

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

The following table summarizes the activity for the Company’s decommissioning liabilities for the six month periods ended June 30, 2013 and 2012 (in thousands):

	2013	2012
Decommissioning liabilities, December 31, 2012 and 2011, respectively	$93,053	$123,176
Liabilities acquired and incurred	360	3,573
Liabilities settled	(87)	(4,578)
Accretion	2,994	2,113
Revision in estimated liabilities	—	(34,373)

Long-term decommissioning liabilities, June 30, 2013 and 2012 , respectively	$96,320	$89,911

(9)	Notes Receivable

Notes receivable consist of a commitment from the seller of oil and gas properties acquired by the Company towards the abandonment of the acquired property. Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of this obligation totaled $115.0 million and is recorded at present value using an effective interest rate of 6.58%. The related discount is amortized to interest income based on the expected timing of the platform’s removal. During the second quarter of 2012, the Company revised its timing estimate for the Bullwinkle platform removal, resulting in a reduction of the present value of the notes receivable at June 30, 2012 (see note 8). The Company recorded interest income related to notes receivable of $1.5 million and $1.4 million for the six months ended June 30, 2013 and 2012, respectively.

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

Summarized financial information for the Company’s segments for the three and six months ended June 30, 2013 and 2012 is shown in the following tables (in thousands):

Three Months Ended June 30, 2013

		Onshore
	Drilling	Completion		Subsea and
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$205,422	$398,216	$369,066	$187,009	$—	$1,159,713
Cost of services (exclusive of items shown separately below)	66,984	262,057	252,324	130,518	—	711,883
Depreciation, depletion, amortization and accretion	42,033	51,623	45,931	15,400	—	154,987
General and administrative expenses	36,770	37,727	49,966	32,504	—	156,967

Income from operations	59,635	46,809	20,845	8,587	—	135,876
Interest expense, net	—	—	—	732	(27,674)	(26,942)
Other income	—	—	—	—	773	773
Loss on early extinguishment of debt	—	—	—	—	(884)	(884)

Income (loss) from continuing operations before income taxes	$59,635	$46,809	$20,845	$9,319	$(27,785)	$108,823

Three Months Ended June 30, 2012

		Onshore
	Drilling	Completion		Subsea and
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$198,150	$475,369	$413,740	$156,060	$—	$1,243,319
Cost of services (exclusive of items shown separately below)	66,485	303,178	244,918	96,703	—	711,284
Depreciation, depletion, amortization and accretion	37,256	47,010	37,115	14,135	—	135,516
General and administrative expenses	35,093	40,197	52,272	29,957	—	157,519

Income from operations	59,316	84,984	79,435	15,265	—	239,000
Interest expense, net	—	—	—	228	(30,099)	(29,871)
Other income	—	—	—		(306)	(306)
Gain on sale of equity method investment	—	—	—		17,880	17,880

Income (loss) from continuing operations before income taxes	$59,316	$84,984	$79,435	$15,493	$(12,525)	$226,703

Six Months Ended June 30, 2013

	Drilling	Onshore		Subsea and
	Products and	Completion	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$399,401	$824,199	$736,463	$335,129	$—	$2,295,192
Cost of services (exclusive of items shown separately below)	131,629	543,796	505,379	238,566	—	1,419,370
Depreciation, depletion, amortization and accretion	83,377	105,445	87,808	27,991	—	304,621
General and administrative expenses	68,163	78,441	94,084	66,443	—	307,131

Income from operations	116,232	96,517	49,192	2,129	—	264,070
Interest expense, net	—	—	—	1,452	(55,934)	(54,482)
Other income	—	—	—	—	1,273	1,273
Loss on early extinguishment of debt	—	—	—	—	(884)	(884)

Income (loss) from continuing operations before income taxes	$116,232	$96,517	$49,192	$3,581	$(55,545)	$209,977

Six Months Ended June 30, 2012

	Drilling	Onshore		Subsea and
	Products and	Completion	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$387,507	$755,045	$767,781	$299,823	$—	$2,210,156
Cost of services (exclusive of items shown separately below)	129,051	488,840	442,933	197,227	—	1,258,051
Depreciation, depletion, amortization and accretion	73,416	71,486	64,836	28,374	—	238,112
General and administrative expenses	68,495	97,344	106,815	60,886	—	333,540

Income from operations	116,545	97,375	153,197	13,336	—	380,453
Interest income (expense), net	—	—	—	1,409	(61,774)	(60,365)
Other income (expense)	—	—	—	—	95	95
Gain on sale of equity method investment	—	—	—	—	17,880	17,880

Income (loss) from continuing operations before income taxes	$116,545	$97,375	$153,197	$14,745	$(43,799)	$338,063

Identifiable Assets

		Onshore
	Drilling	Completion		Subsea and
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
June 30, 2013	$1,081,758	$3,024,127	$2,277,508	$1,389,054	$—	$7,772,447
December 31, 2012	$1,086,804	$3,223,984	$2,185,779	$1,295,134	$11,185	$7,802,886

Geographic Segments

The Company attributes revenue to various countries based on the location where services are performed or the destination of the drilling products or equipment sold or leased. Long-lived assets consist primarily of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period. The Company’s revenue by geographic area for the three and six months ended June 30, 2013 and 2012, and long-lived assets by geographic area at June 30, 2013 and December 31, 2012 is as follows (in thousands):

Revenues:

	Three Months		Six Months
	2013	2012	2013	2012
United States	$948,382	$1,053,789	$1,889,211	$1,849,560
Other Countries	211,331	189,530	405,981	360,596

Total	$1,159,713	$1,243,319	$2,295,192	$2,210,156

Long-Lived Assets:

	June 30, 2013	December 31, 2012
United States	$2,611,421	$2,684,932
Other Countries	618,360	570,288

Total, net	$3,229,781	$3,255,220

(11)	Guarantee

In accordance with authoritative guidance related to guarantees, the Company has assigned an estimated value of $2.6 million at June 30, 2013 and December 31, 2012 related to decommissioning activities in connection with oil and gas properties acquired by the Company’s former subsidiary SPN Resources, LLC (SPN Resources) prior to its sale to Dynamic Offshore in March 2008. The guarantee is reflected in other long-term liabilities. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event of default on any remaining decommissioning liabilities, the total maximum potential obligation under these guarantees is estimated to be approximately $109.1 million, net of the contractual right to receive payments from third parties, which is approximately $24.6 million, as of June 30, 2013. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled.

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

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2013	Level 1	Level 2	Level 3
Inventory and other current assets
Available-for-sale securities	$6,914	$6,914	—	—
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$12,566	$1,963	$10,603	—
Interest rate swaps	$1,076	—	$1,076	—
Accrued Expenses
Non-qualified deferred compensation liabilities	$1,851	—	$1,851	—
Contingent consideration	$1,555	—	—	$1,555
Other long-term liabilities
Non-qualified deferred compensation liabilities	$13,186	—	$13,186	—

	December 31, 2012	Level 1	Level 2	Level 3
Inventory and other current assets
Available-for-sale securities	$9,224	$9,224	—	—
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$11,343	$825	$10,518	—
Interest rate swap	$1,286	—	$1,286	—
Accounts payable
Non-qualified deferred compensation liabilities	$125	—	$125	—
Accrued expenses
Contingent consideration	$9,890	—	—	$9,890
Other long-term liabilities
Non-qualified deferred compensation liabilities	$13,515	—	$13,515	—

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

In June 2013 and April 2012, the Company entered into interest rate swap agreements related to its fixed rate debt maturing in 2021 for notional amounts of $100 million each, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and is obligated to make semi-annual interest payments at floating rates, which are adjusted every 90 days, based on LIBOR plus a fixed margin. The swap agreements, scheduled to terminate on December 15, 2021, are designated as fair value hedges of a portion of the Company’s 7 1/8% senior notes, as the derivative has been tested to be highly effective in offsetting changes in the fair value of the underlying note. As these derivatives are classified as fair value hedges, the changes in the fair value of the derivatives are offset against the changes in the fair value of the underlying note in interest expense, net (see note 13). The Company previously had an interest rate swap agreement for a notional amount of $150 million related to its 6 7/8% senior notes that was designated as a fair value hedge. In February 2012, the Company sold this interest rate swap to the counterparty for approximately $1.2 million.

As of June 30, 2013, the Company’s maximum additional consideration payable as a result of prior acquisitions was approximately $3.5 million. The Company has recorded a current liability of approximately $1.6 million, which represents the Company’s estimate of the fair value of the maximum contingent consideration payable. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow approach at the acquisition and reporting date. The approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. The fair value is based on the acquired companies reaching specific performance metrics.

During the six months ended June 30, 2013, the Company paid approximately $6.5 million related to its acquisition of a wireline and well testing company in 2012. The following table summarizes the activity recorded using fair value of Level 3 liabilities for the six months ended June 30, 2013 (in thousands):

Balance as of December 31, 2012	$9,890
Settlements	(6,500)
Reduction in fair value of liability for additional consideration	(1,835)

Balance as of June 30, 2013	$1,555

In accordance with authoritative guidance, non-financial assets and non-financial liabilities are remeasured at fair value on a non-recurring basis. In determining estimated fair value of acquired goodwill, we use various sources and types of information, including, but not limited to, quoted market prices, replacement cost estimates, accepted valuation techniques such as discounted cash flows, and existing carrying value of acquired assets. As necessary, we utilize third-party appraisal firms to assist us in determining fair value of inventory, identifiable intangible assets, and any other significant assets or liabilities. During the measurement period and as necessary, we adjust the preliminary purchase price allocation if we obtain more information regarding asset valuations and liabilities assumed. During the six months ended June 30, 2013, the Company revised its fair value estimate of contingent consideration payable due to changes in certain performance metrics. The adjustment was recorded in general and administrative expense in the consolidated statement of income.

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company’s long-term debt was approximately $1,883.5 million and $1,960.0 million at June 30, 2013 and December 31, 2012, respectively. The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

(13) Derivative Financial Instruments

From time to time, the Company may employ interest rate swaps in an attempt to achieve a more balanced debt portfolio. The Company does not use derivative financial instruments for trading or speculative purposes.

In June 2013, the Company entered into an interest rate swap for a notional amount of $100 million related to its 7 1/8% senior notes maturing December 2021. This transaction is designated as a fair value hedge since the swap hedges against the change in fair value of fixed rate debt resulting from changes in interest rates. The Company recorded a derivative asset of $0.2 million within intangible and other long term assets in the consolidated balance sheets at June 30, 2013. The change in fair value of the interest rate swap is included in the adjustments to reconcile net income to net cash provided by operating activities in the consolidated statement of cash flows.

In April 2012, the Company entered into an interest rate swap for a notional amount of $100 million related to its 7 1/8% senior notes maturing in December 2021. This transaction is designated as a fair value hedge since the swap hedges against the change in fair value of fixed rate debt resulting from changes in interest rates. The Company recorded a derivative asset of $0.9 million and $1.3 million within intangible and other long term assets in the consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively. The change in fair value of the interest rate swap is included in the adjustments to reconcile net income to net cash provided by operating activities in the consolidated statement of cash flows.

The Company previously had an interest rate swap agreement for a notional amount of $150 million related to its 6 7/8% senior notes maturing in June 2014 that was designated as a fair value hedge. In February 2012, the Company sold this interest rate swap to the counterparty for approximately $1.2 million.

The location and effect of the derivative instruments on the condensed consolidated statement of operations for the three and six months ended June 30, 2013 and 2012, presented on a pre-tax basis, is as follows (in thousands):

		Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Interest rate swap	Interest expense, net	$7,650	$(3,156)
Hedged item - debt	Interest expense, net	(7,439)	2,515

		$211	$(641)

		Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Interest rate swap	Interest expense, net	$6,587	$(3,156)
Hedged item - debt	Interest expense, net	(6,248)	2,515

		$339	$(641)

For the six months ended June 30, 2013 and 2012, approximately $0.3 million of interest expense and $0.6 million of interest income, respectively, was related to the ineffectiveness associated with these fair value hedges. Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

Subsequent Event

In July 2013, the Company entered into an interest rate swap for a notional amount of $100 million, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and is obligated to make semi-annual interest payments at a variable rate. The variable interest rate, which is adjusted every 90 days, is based on LIBOR plus a fixed margin and is scheduled to terminate on December 15, 2021.

(14) Income Taxes

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. The Company had approximately $26.4 million of unrecorded tax benefits at June 30, 2013 and December 31, 2012, all of which would impact the Company’s effective tax rate if recognized.

In addition to its U.S. federal tax return, the Company files income tax returns in various state and foreign jurisdictions. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2008.

(15)	Commitments and Contingencies

The Company’s wholly owned subsidiary, Hallin Marine, is the lessee of a dynamically positioned subsea vessel under a capital lease expiring in 2019 with a two year renewal option. Hallin Marine owns a 5% equity interest in the entity that owns this leased asset. The lessor’s debt is non-recourse to the Company. The amount of the asset and liability under this capital lease is recorded at the present value of the lease payments. The vessel’s gross asset value under the capital lease was approximately $37.6 million at inception and accumulated depreciation through June 30, 2013 and December 31, 2012 was approximately $14.3 million and $12.2 million, respectively. As of June 30, 2013 and December 31, 2012, the Company had approximately $23.6 million and $25.6 million, respectively, included in other long-term liabilities, and approximately $4.0 million and $3.9 million, respectively, included in accounts payable related to the obligations under this capital lease. The future minimum lease payments under this capital lease are approximately $2.0 million, $4.2 million, $4.6 million, $5.0 million, $5.4 million and $5.9 million for the six months ending December 31, 2013 and the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively, exclusive of interest at an annual rate of 8.5%. For the six months ended June 30, 2013 and 2012, the Company recorded interest expense of approximately $1.2 million and $1.4 million, respectively, in connection with this capital lease.

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

Subsequent to the acquisition of Complete, the Company purchases services, products and equipment from companies affiliated with an officer of one of its subsidiaries. The Company believes transactions with these related parties have terms and conditions no less favorable than transactions with unaffiliated parties. For the six months ended June 30, 2013 and 2012, these purchases totaled approximately $84.4 million and $133.2 million, respectively. For the six months ended June 30, 2013, approximately $28.8 million was purchased from ORTEQ Energy Services, a heavy equipment construction company which also manufactures pressure pumping equipment, approximately $0.1 million was purchased from Ortowski Construction, primarily related to the manufacture of pressure pumping units, approximately $7.1 million was purchased from Resource Transport, LLC, approximately $36.8 million was purchased from Texas Specialty Sands, LLC primarily for the purchase of sand used for pressure pumping activities, approximately $11.2 million was purchased from ProFuel, LLC, and approximately $0.4 million was related to facilities leased from Timber Creek Real Estate Partners. From the date of acquisition of Complete through June 30, 2012, approximately $63.8 million was purchased from ORTEQ Energy Services, approximately $2.1 million was purchased from Ortowski Construction, approximately $5.0 million was purchased from Resource Transport, LLC, approximately $52.6 million was purchased from Texas Specialty Sands, LLC, and approximately $9.7 million was purchased from ProFuel, LLC.

As of June 30, 2013, the Company’s trade accounts payable includes amounts due to these companies totaling approximately $9.8 million, of which approximately $3.5 million was due ORTEQ Energy Services, approximately $0.5 million was due Resource Transport, LLC, approximately $4.1 million was due Texas Specialty Sands, LLC, approximately $1.4 million was due ProFuel, LLC and approximately $0.3 million was due Timber Creek Real Estate Partners. No amounts were due Ortowski Construction. As of December 31, 2012, the Company’s trade accounts payable includes amounts due to these companies totaling approximately $23.2 million, of which approximately $13.4 million was due ORTEQ Energy Services, approximately $1.3 million was due Resource Transport, LLC, approximately $6.9 million was due Texas Specialty Sands, LLC, and approximately $1.6 million was due ProFuel, LLC. No amounts were due Ortowski Construction and Timber Creek Real Estate Partners.

In May 2012, the Company’s President and Chief Executive Officer was appointed as an independent director of the board of Linn Energy, LLC (Linn), an independent oil and natural gas development company with focus areas in the mid-continent, including the Permian Basin, the Hugoton Basin, the Powder River Basin, the Williston Basin, Michigan, and California. The Company recorded revenues from Linn of approximately $12.4 million and $9.8 million for the six months ended June 30, 2013 and 2012, respectively. The Company had trade receivables from Linn of approximately $3.3 million as of June 30, 2013 and December 31, 2012.

(17)	Subsequent Events

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

Executive Summary

On February 7, 2012, we closed our acquisition of Complete Production Services, Inc. (Complete). Our results for the six months ended June 30, 2012 include only a partial period of contribution from the legacy Complete businesses. Given the substantial nature of this acquisition and its impact on our financial performance, comparisons between the six months ended June 30, 2013 and 2012 for our Onshore Completion and Workover Services and Production Services segments may not be meaningful.

For the quarter ended June 30, 2013, revenue was $1,159.7 million, net income was $68.6 million and diluted earnings per share was $0.43.

Second quarter 2013 revenue for the Drilling Products and Services segment was $205.4 million, as compared with $194.0 million in the first quarter, a 6% sequential increase. U.S. land revenue was essentially unchanged from the first quarter at $74.0 million as increase in demand for bottom hole assemblies and accommodations were offset by a decrease in rentals of premium drill pipe. International revenue increased sequentially to approximately $56.1 million primarily due to rentals of premium drill pipe. Gulf of Mexico revenue increased 8% sequentially to approximately $75.3 million as the deepwater market remained strong, particularly for premium drill pipe.

Revenue for the three months ended June 30, 2013 in our Onshore Completion and Workover Services segment was $398.2 million, a 7% sequential decline. Virtually all of this segment’s revenue is derived from the U.S. land market area. Revenue declined in our pressure pumping service line due to the relocation of equipment from North Texas to other regions, where the equipment is currently working. Poor weather in North Dakota curtailed activity for pressure pumping, well service rigs and fluid management services.

Second quarter 2013 revenue in our Production Services segment increased slightly to $369.1 million over the first quarter of 2013. U.S. land revenue increased approximately 7% sequentially to $231.2 million primarily due to increased demand for pressure control, remedial pumping, and hydraulic workover and snubbing services. Revenue in the Gulf of Mexico market area was essentially unchanged from the first quarter of 2013 at approximately $53.6 million with increases in demand for coiled tubing and cased hole wireline services being offset by a decrease in pressure control services. Revenue from international market areas decreased 13% sequentially to $84.4 million primarily due to lower coiled tubing activity in Mexico and decreased demand for hydraulic workover and snubbing services in the Asia Pacific market area.

Second quarter 2013 revenue in our Subsea and Technical Solutions segment increased to $187.0 million, which represents a 26% sequential increase. International revenue increased 48% sequentially to $70.9 million due to a seasonal increase in subsea construction activity and in sales of completions tools in the Asia Pacific market area. Gulf of Mexico market revenue increased 14% sequentially to $96.2 million due to increased demand for plug and abandonment services and completion tools and services. U.S. land market revenue increased 23% sequentially to $19.9 million primarily related to an increase in completion tools and services.

Comparison of the Results of Operations for the Three Months Ended June 30, 2013 and 2012

For the three months ended June 30, 2013, our revenues were $1,159.7 million, resulting in net income of $68.6 million, or $0.43 diluted earnings per share. For the three months ended June 30, 2012, revenues were $1,243.3 million and net income from continuing operations was $142.8 million, or $0.90 diluted earnings per share from continuing operations. The results for the three months ended June 30, 2012 include a $17.9 million pre-tax gain from the sale of our equity method investment in Dynamic Offshore.

The following table compares our operating results for the three months ended June 30, 2013 and 2012 (in thousands, except percentages). Cost of services excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services
	2013	2012	Change	2013	%	2012	%	Change
Drilling Products and Services	$205,422	$198,150	$7,272	$66,984	33%	$66,485	34%	$499
Onshore Completion and Workover Services	398,216	475,369	(77,153)	262,057	66%	303,178	64%	(41,121)
Production Services	369,066	413,740	(44,674)	252,324	68%	244,918	59%	7,406
Subsea and Technical Solutions	187,009	156,060	30,949	130,518	70%	96,703	62%	33,815

Total	$1,159,713	$1,243,319	$(83,606)	$711,883	61%	$711,284	57%	$599

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment for the three months ended June 30, 2013 was $205.4 million, as compared to $198.2 million for the same period in 2012. Cost of rentals and sales as a percentage of revenue decreased to 33% of segment revenue for the three months ended June 30, 2013 as compared to the same period in 2012. Revenue derived from the U.S. land market area decreased approximately 17% for the three months ended June 30, 2013 over the same period in 2012 primarily due to decreased demand for premium drill pipe and accommodations. Revenue generated in our international market areas increased 18% during the quarter ended June 30, 2013 over the same period in 2012 primarily due to increases in rentals of premium drill pipe and accommodations. Revenue from our Gulf of Mexico market area increased approximately 24% due to increases in most of our product lines within this segment, particularly premium drill pipe.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment was $398.2 million for the second quarter of 2013, as compared to $475.4 million for the same period in 2012. Virtually all of this segment’s revenue is derived from the U. S. land market area. Revenue declined in our pressure pumping service line primarily as a result of the relocation of equipment from North Texas to other regions, where the equipment is currently working. In addition, poor weather conditions in North Dakota curtailed activity for pressure pumping, well service rigs and fluid management services. Cost of services as a percentage of revenue increased to 66% for the three months ended June 30, 2013 as compared to 64% in the same period in 2012.

Production Services Segment

Revenue from our Production Services segment for the three months ended June 30, 2013 was $369.1 million, as compared to $413.7 million for the same period in 2012. Cost of services as a percentage of revenue increased to 68% from 59% in the second quarter of 2012. Revenue from the U.S. land market area decreased 23% as we experienced declines in coiled tubing, wireline, remedial pumping, and hydraulic workover and snubbing activity, due to a decrease in rig count and a decline in general market conditions. Revenue derived from the Gulf of Mexico market area increased 42% due to increased demand for pressure control, hydraulic workover and snubbing and wireline services. Revenue from international market areas increased 9% primarily due to our acquisitions of wireline and cementing companies in Latin America, partially offset by decreased activity in our coiled tubing services in Mexico.

Subsea and Technical Solutions Segment

Revenue from our Subsea and Technical Solutions segment for the three months ended June 30, 2013 was $187.0 million, as compared to $156.1 million for the same period in 2012. Cost of sales increased to 70% of segment revenue for the three month period ended June 30, 2013 from 62% in the same period in 2012. Revenue in our Gulf of Mexico market area increased 33% year over year primarily due to an increase in well control work and sand control and stimulation services. These increases were partially offset by decreases in oil and gas sales and plug and abandonment services. Revenue in our international market areas increased 10% as a result of increased demand for subsea construction services in the Asia Pacific market area, partially offset by decreases in well control services. Revenue in our U.S. land market area increased 3% primarily as a result of increased demand for environmental services.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $155.0 million in the three months ended June 30, 2013 from $135.5 million for the same period in 2012. Depreciation and amortization expense increased within our Drilling Products and Services segment by $4.8 million, or 13%, from the same period in 2012 due to 2012 and 2013 capital expenditures. Depreciation and amortization expense in our Onshore Completion and Workover Services segment increased by $4.6 million, or 10%, due to 2012 and 2013 capital expenditures. Depreciation and amortization expense within our Production Services segment increased by $8.8 million, or 24%, due to acquisitions in Latin America, and to 2012 and 2013 capital expenditures. Depreciation, depletion, amortization and accretion expense related to our Subsea and Technical Solutions segment for the three months ended June 30, 2013 increased by approximately $1.3 million from the same period in 2012 due to 2012 and 2013 capital expenditures and to higher utilization of subsea construction vessels.

General and Administrative Expenses

General and administrative expenses were $157.0 million for the three months ended June 30, 2013 compared to $157.5 million for the same period in 2012.

Comparison of the Results of Operations for the Six Months Ended June 30, 2013 and 2012

For the six months ended June 30, 2013, our revenues were $2,295.2 million, resulting in net income of $132.3 million, or $0.82 diluted earnings per share. For the six months ended June 30, 2012, revenues were $2,210.2 million and net income from continuing operations was $213.0 million, or $1.49 diluted earnings per share from continuing operations. Included in the results for the six months ended June 30, 2012 were approximately $29.3 million of acquisition related costs, $3.1 million in unrealized pre-tax hedging losses from our equity method investment in Dynamic Offshore and a pre-tax gain of approximately $17.9 million from the sale of that equity method investment. Revenues and costs of service for the six months ended June 30, 2012 include only a partial period contribution from the businesses acquired from Complete in February 2012. The businesses acquired from Complete are reported within the Onshore Completion and Workover Services and Production Services segments.

The following table compares our operating results for the six months ended June 30, 2013 and 2012 (in thousands, except percentages). Cost of services excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services
	2013	2012	Change	2013	%	2012	%	Change
Drilling Products and Services	$399,401	$387,507	$11,894	$131,629	33%	$129,051	33%	$2,578
Onshore Completion and Workover Services	824,199	755,045	69,154	543,796	66%	488,840	65%	54,956
Production Services	736,463	767,781	(31,318)	505,379	69%	442,933	58%	62,446
Subsea and Technical Solutions	335,129	299,823	35,306	238,566	71%	197,227	66%	41,339

Total	$2,295,192	$2,210,156	$85,036	$1,419,370	62%	$1,258,051	57%	$161,319

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment for the six months ended June 30, 2013 was $399.4 million, as compared to $387.5 million for the same period in 2012. Cost of rentals and sales as a percentage of revenue remained constant at 33% of segment revenue for the six months ended June 30, 2013 as compared to the same period in 2012. Revenue derived from the U.S. land market area decreased approximately 18% for the six months ended June 30, 2013 over the same period in 2012 primarily due to decreased demand for premium drill pipe and accommodations. Revenue generated in our international market areas increased 12% during the six months ended June 30, 2013 over the same period in 2012 primarily due to increases in rentals of premium drill pipe and accommodations. Revenue from our Gulf of Mexico market area increased approximately 30% due to increases in most of our product lines within this segment, particularly premium drill pipe.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment was $824.2 million for the six months ended June 30, 2013, as compared to $755.0 million for the same period in 2012. Virtually all of this segment’s revenue is derived in the U. S. land market areas by businesses acquired in the Complete acquisition in February 2012. Revenue increased 9% over the previous period, which did not contain a full six months of activity as a result of the acquisition. This segment’s revenue was negatively impacted during the six months ended June 30, 2013 as a result of the relocation of equipment from North Texas to other regions and adverse weather conditions in North Dakota during the second quarter, and to an overall decline in market conditions in the U.S. land market areas. Cost of services as a percentage of revenue increased slightly to 66% for the six months ended June 30, 2013 as compared to the same period in 2012.

Production Services Segment

Revenue from our Production Services segment for the six months ended June 30, 2013 was $736.5 million, as compared to $767.8 million for the same period in 2012. Cost of services as a percentage of revenue increased to 69% from 58% in the second quarter of 2012. Market demand for coiled tubing, wireline and remedial pumping services in the U.S. land market areas declined substantially, the primary driver of a 19% year over year decline in revenue. Revenue derived from the Gulf of Mexico market area increased 50% due to increases in demand for most of our product lines within this segment. Revenue from international market areas increased 27% primarily due to our acquisitions of wireline and cementing companies in Latin America. These increases were partially offset by a decline in demand for hydraulic workover and snubbing services.

Subsea and Technical Solutions Segment

Revenue from our Subsea and Technical Solutions segment for the six months ended June 30, 2013 was $335.1 million, as compared to $299.8 million for the same period in 2012. Cost of sales increased to 71% of segment revenue for the six month period ended June 30, 2013 from 66% in the same period in 2012. Revenue in our Gulf of Mexico market area increased 29% year over year primarily due to increases in well control work and sand control and stimulation services. These increases were partially offset by decreases in oil and gas sales and plug and abandonment services. Revenue in our international market areas decreased 4% primarily as a result of a decrease in well control work. Revenue in our U.S. land market area decreased 1% as a result of decreased demand for sand control and stimulation services.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $304.6 million in the six months ended June 30, 2013 from $238.1 million for the same period in 2012. Depreciation and amortization expense increased within our Drilling Products and Services segment by $10.0 million, or 14%, from the same period in 2012 due to 2012 and 2013 capital expenditures. Depreciation and amortization expense in our Onshore Completion and Workover Services segment increased by $34.0 million, or 48%, much of which was attributable to the fact that the product offerings comprising this segment were acquired in the Complete acquisition in February 2012. Depreciation and amortization expense within our Production Services segment increased by $23.0 million, or 35%, partly because a portion of the product offerings comprising this segment were acquired in the Complete acquisition; the remainder of the increase is attributable to 2012 and 2013 capital expenditures. Depreciation, depletion, amortization and accretion expense related to our Subsea and Technical Solutions segment for the six months ended June 30, 2013 was essentially unchanged from the same period in 2012.

General and Administrative Expenses

General and administrative expenses were $307.1 million for the six months ended June 30, 2013 compared to $333.5 million for the same period in 2012. General and administrative expenses declined year over year due to nonrecurring acquisition related and other expenses incurred during the first six months of 2012.

Liquidity and Capital Resources

In the six months ended June 30, 2013, we generated net cash from operating activities of $345.4 million, as compared to $365.5 million in the same period of 2012. Our primary liquidity needs are for working capital and to fund capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under the revolving portion of our credit facility. We had cash and cash equivalents of $65.4 million at June 30, 2013 compared to $91.2 million at December 31, 2012. At June 30, 2013, approximately $54.1 million of our cash balance was held outside the U.S. Cash balances held in foreign jurisdictions can be repatriated to the U.S.; however, they would be subject to federal income taxes, less applicable foreign tax credits. The Company has not provided U.S. income tax expense on earnings of its foreign subsidiaries, other than foreign subsidiaries acquired in the Complete acquisition, because it expects to reinvest the undistributed earnings indefinitely.

We spent $334.7 million of cash on capital additions during the six months ended June 30, 2013, a portion of which related to 2012 capital additions. Approximately $51.6 million, $80.7 million and $90.1 million was used to expand and maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Subsea and Technical Solutions segments, respectively, and approximately $112.3 million was used to expand and maintain our Drilling Products and Services equipment inventory.

We have a $1.0 billion bank credit facility which is comprised of a revolving portion of $600 million and a $400 million term loan. The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, which began on June 30, 2012. Any amounts outstanding on the bank revolving credit facility and the term loan are due on February 7, 2017. At June 30, 2013, we had $125.0 million outstanding under the revolving portion of our credit facility with a weighted average interest rate of 4.25% per annum. The average amount outstanding under the revolving portion of our credit facility during second quarter was approximately $79.0 million with a weighted average interest rate of 2.79% per annum. The maximum amount outstanding under the revolving portion of our credit facility during the second quarter was $180.0 million, primarily related to the redemption of our $150 million 6 7/8% senior notes in May 2013. As of August 1, 2013, we had $110.0 million outstanding under the revolving portion of our credit facility, along with $55.6 million of letters of credit outstanding, which reduce our borrowing capacity under this credit facility. Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our leverage ratio. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness. At June 30, 2013, we were in compliance with all such covenants.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At June 30, 2013, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021. The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At June 30, 2013, we were in compliance with all such covenants.

Our current long-term issuer credit rating is BBB- by Standard and Poor’s and Ba1 by Moody’s.

We currently believe that we will spend approximately $300 million to $350 million on capital expenditures, excluding acquisitions, during the remaining six months of 2013. We believe that our current working capital, cash generated from our operations and availability under the revolving portion of our credit facility will provide sufficient funds for our identified capital projects.

We intend to continue implementing our growth strategy of increasing our scope of services through both internal growth and strategic acquisitions. We expect to continue to make the capital expenditures required to implement our growth strategy in amounts consistent with the amount of cash generated from operating activities, availability of additional financing and availability under the revolving portion of our credit facility. Depending on the size of any future acquisitions, we may require additional equity or debt financing in excess of our current working capital and amounts available under our credit facility.

Off-Balance Sheet Financing Arrangements

We have no off-balance sheet financing arrangements other than a guarantee on the performance of certain decommissioning liabilities. We do not have any other financing arrangements that are not required under U.S. generally accepted accounting principles to be reflected in our financial statements.

In accordance with authoritative guidance related to guarantees, we have assigned an estimated value of $2.6 million as of June 30, 2013 and December 31, 2012, which is reflected in other long-term liabilities, related to decommissioning activities in connection with oil and gas properties acquired by our former subsidiary SPN Resources prior to its sale to Dynamic Offshore. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event of default on any remaining decommissioning liabilities, the total maximum potential obligation under these guarantees is estimated to be approximately $109.1 million, net of the contractual right to receive payments from third parties, which is approximately $24.6 million, as of June 30, 2013. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled.

Hedging Activities

In July 2013, June 2013 and April 2012, we entered into interest rate swap agreements for notional amounts of $100 million each related to our 7 1/8% senior notes maturing in December 2021, whereby we are entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and are obligated to make semi-annual interest payments at variable rates. The variable interest rates, which are adjusted every 90 days, are based on LIBOR plus a fixed margin and are scheduled to terminate on December 15, 2021.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The forward foreign exchange contracts we enter into generally have maturities ranging from one to eighteen months. We do not enter into forward foreign exchange contracts for trading purposes. As of June 30, 2013, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

As of June 30, 2013, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Credit facility term loan due 2017	$—	$375,000
Revolving credit facility due 2017		125,000
6 3/8 % Senior notes due 2019	500,000	—
7 1/8 % Senior notes due 2021	600,000	200,000

Total Debt	$1,100,000	$700,000

Based on the amount of this debt outstanding as of June 30, 2013, a 10% increase in the variable interest rate would increase our interest expense for the six months ended June 30, 2013 by approximately $1.2 million, while a 10% decrease would decrease our interest expense by approximately $1.2 million.

Commodity Price Risk

Our revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and natural gas that can economically be produced.

For additional discussion, see Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 4. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.	Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 - 30, 2013	1,340	$24.09
May 1 - 31, 2013	1,085	$28.44
June 1 - 30, 2013	530	$26.22

Total	2,955	$26.07

(1)	Through our stock incentive plans, 2,955 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock.

Item 6. Exhibits

(a)	The following exhibits are filed with this Form 10-Q:

2.1	Agreement and Plan of Merger Agreement and Plan of Merger, dated October 9, 2011, by and among Superior Energy Services, Inc., SPN Fairway Acquisition, Inc. and Complete Production Services, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed October 12, 2011).

3.1*	Restated Certificate of Incorporation of the Company.

3.2	Amended and Restated Bylaws of the Company (as amended through March 7, 2012) (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 12, 2012).

4.1	Specimen Stock Certificate (incorporated herein by reference to Amendment No. 1 to Superior Energy Services, Inc.’s Form S-4 on Form SB-2 (Registration Statement No. 33-94454)).

4.2	Indenture, dated May 22, 2006, among SESI, L.L.C., the guarantors identified therein and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Superior Energy Services, Inc.’s Form 8-K filed May 23, 2006 (File No. 333-22603)), as amended by Supplemental Indenture, dated December 12, 2006, by and among Warrior Energy Services Corporation, SESI, L.L.C., the other Guarantors (as defined in the Indenture referred to therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s 8-K filed December 13, 2006 (File No. 333-22603)), as further amended by Supplemental Indenture, dated September 13, 2007 but effective as of August 29, 2007, by and among Advanced Oilwell Services, Inc., SESI, L.L.C., the other Guarantors (as defined in the Indenture referred to therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Form 8-K filed September 18, 2007 (File No. 333-22603)), as further amended by Supplemental Indenture, dated April 27, 2011, among Superior Energy Services Colombia, L.L.C., SESI, L.L.C., the other Guarantors (as defined in the Indenture referred to therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Form 8-K filed April 27, 2011 (File No. 001-34037)), as further amended by Supplemental Indenture, dated February 29, 2012, by and among SPN Fairway Acquisition, Inc., A&W Water Service, Inc., AWS, Inc., Hamm & Phillips Service Company, Inc., Integrated Production Services, Inc., LEED Tool Corporation, Monument Well Service Co., Pumpco Energy Services, Inc., Rising Star Services, L.P., Texas CES, Inc., and SESI, L.L.C., the other Guarantors (as defined in the Indenture referred to therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Form 8-K filed March 1, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated May 7, 2012, by and among CES Mid-Continent Hamm, LLC, CES Rockies, Inc., Complete Energy, LLC, SESI, L.L.C. the other Guarantors (as defined in the Indenture referred to therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Form 8-K filed May 8, 2012 (File No. 001-34037)).

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

4.4	Indenture, dated December 6, 2011, among SESI, L.L.C., each of the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Form 8-K filed December 12, 2011 (File No. 001-34037)), as amended by Supplemental Indenture, dated February 29, 2012, by and among SPN Fairway Acquisition, Inc., A&W Water Service, Inc., AWS, Inc., Hamm & Phillips Service Company, Inc., Integrated Production Services, Inc., LEED Tool Corporation, Monument Well Service Co., Pumpco Energy Services, Inc., Rising Star Services, L.P., Texas CES, Inc., and SESI, L.L.C., the other Guarantors (as defined in the Indenture referred to therein) and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Form 8-K filed March 1, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated May 7, 2012, by and among CES Mid-Continent Hamm, LLC, CES Rockies, Inc., Complete Energy, LLC, SESI, L.L.C. the other Guarantors (as defined in the Indenture referred to therein) and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Form 8-K filed May 8, 2012 (File No. 001-34037)).

10.1^	Superior Energy Services, Inc. 2013 Stock Incentive Plan (incorporated herein by reference to Appendix A to Superior Energy Services, Inc.’s Definitive Proxy Statement filed April 29, 2013 (File No. 001-34037)).

10.2^	Superior Energy Services, Inc. 2013 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to Superior Energy Services, Inc.’s Definitive Proxy Statement filed April 29, 2013 (File No. 001-34037)).

31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this Form 10-Q
^	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date: August 7, 2013	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)