Form 10-Q
period 2013-09-30
SUPERIOR ENERGY SERVICES INC
filed 2013-11-06
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of the registrant’s common stock outstanding on November 1, 2013 was 159,481,771.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

(in thousands, except share data)

	9/30/2013	12/31/2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$90,651	$91,199
Accounts receivable, net of allowance for doubtful accounts of $27,562 and $28,715 as of September 30, 2013 and December 31, 2012, respectively	1,030,232	1,027,218
Income taxes receivable	28,658	—
Deferred income taxes	18,424	34,120
Prepaid expenses	89,851	93,190
Inventory and other current assets	272,537	214,630

Total current assets	1,530,353	1,460,357

Property, plant and equipment, net of accumulated depreciation and depletion of $1,741,569 and $1,342,631 as of September 30, 2013 and December 31, 2012, respectively	3,237,350	3,255,220
Goodwill	2,548,910	2,532,065
Notes receivable	47,033	44,838
Intangible and other long-term assets, net of accumulated amortization of $81,160 and $53,148 as of September 30, 2013 and December 31, 2012, respectively	484,217	510,406

Total assets	$7,847,863	$7,802,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$250,374	$252,363
Accrued expenses	361,927	346,490
Income taxes payable	—	153,212
Current maturities of long-term debt	20,000	20,000

Total current liabilities	632,301	772,065
Deferred income taxes	845,228	745,144
Decommissioning liabilities	97,595	93,053
Long-term debt, net	1,650,000	1,814,500
Other long-term liabilities	168,932	147,045

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized, 5,000,000 shares; none issued	—	—
Common stock of $0.001 par value.
Authorized - 250,000,000, Issued - 159,303,614, Outstanding - 159,510,812 as of September 30, 2013
Authorized - 250,000,000, Issued - 157,501,635, Outstanding - 157,933,224 as of December 31, 2012	159	158
Additional paid in capital	2,874,112	2,850,855
Accumulated other comprehensive loss, net	(21,968)	(19,317)
Retained earnings	1,601,504	1,399,383

Total stockholders’ equity	4,453,807	4,231,079

Total liabilities and stockholders’ equity	$7,847,863	$7,802,886

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Three and Nine Months Ended September 30, 2013 and 2012

(in thousands, except per share data)

(unaudited)

	Three Months		Nine Months
	2013	2012	2013	2012
Revenues	$1,188,615	$1,179,665	$3,483,807	$3,389,821

Costs and expenses:
Cost of services (exclusive of items shown separately below)	748,052	708,608	2,167,422	1,966,659
Depreciation, depletion, amortization and accretion	158,006	128,160	462,627	366,272
General and administrative expenses	157,904	163,458	465,035	496,998

Income from operations	124,653	179,439	388,723	559,892

Other income (expense):
Interest expense, net	(24,464)	(28,585)	(78,946)	(88,950)
Other income	789	467	2,062	562
Loss on early extinguishment of debt	—	(2,294)	(884)	(2,294)
Gain on sale of equity-method investment	—	—	—	17,880

Income from continuing operations before income taxes	100,978	149,027	310,955	487,090
Income taxes	31,143	55,140	108,834	180,223

Net income from continuing operations	69,835	93,887	202,121	306,867
Loss from discontinued operations, net of income tax	—	—	—	(17,207)

Net income	$69,835	$93,887	$202,121	$289,660

Earnings (loss) per share information:
Basic
Continuing operations	$0.44	$0.60	$1.27	$2.09
Discontinued operations	—	—	—	(0.11)

Basic earnings per share	$0.44	$0.60	$1.27	$1.98

Diluted
Continuing operations	$0.43	$0.59	$1.26	$2.07
Discontinued operations	—	—	—	(0.12)

Diluted earnings per share	$0.43	$0.59	$1.26	$1.95

Weighted average common shares used in computing earnings per share:
Basic	159,326	157,153	159,204	146,611
Incremental common shares from stock based compensation	1,557	1,423	1,600	1,758

Diluted	160,883	158,576	160,804	148,369

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2013 and 2012

(in thousands)

(unaudited)

	Three Months		Nine Months
	2013	2012	2013	2012
Net income	$69,835	$93,887	$202,121	$289,660
Unrealized net gain (loss) on investment securities, net of tax	1,007	2,198	(448)	(642)
Change in cumulative translation adjustment, net of tax	10,942	7,216	(2,203)	7,146

Comprehensive income	$81,784	$103,301	$199,470	$296,164

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(in thousands)

(unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$202,121	$289,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	462,627	367,518
Loss on early extinguishment of debt	884	3,460
Deferred income taxes	113,207	(14,745)
Excess tax benefit from stock-based compensation	(301)	(1,537)
Gain on sale of equity method investment	—	(17,880)
Stock based and performance share unit compensation expense	26,788	27,845
Retirement and deferred compensation plan expense	100	1,455
Amortization of debt acquisition costs and note discount	6,819	7,439
Loss on sale of businesses	—	6,649
Other reconciling items, net	(6,361)	4,922
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	140	(144,316)
Inventory and other current assets	(54,924)	85,119
Accounts payable	7,085	(757)
Accrued expenses	24,721	(29,835)
Decommissioning liabilities	(87)	(4,624)
Income taxes	(183,420)	141,916
Other, net	36,714	(25,701)

Net cash provided by operating activities	636,113	696,588
Cash flows from investing activities:
Payments for capital expenditures	(466,831)	(918,193)
Sale of available-for-sale securities	—	31,150
Change in restricted cash held for acquisition of business	—	785,280
Acquisitions of businesses, net of cash acquired	(23,797)	(1,072,532)
Cash proceeds from sale of businesses	—	183,094
Cash proceeds from sale of equity method investment	—	34,087
Cash proceeds from insurance recovery	22,650	—
Other	2,709	28,438

Net cash used in investing activities	(465,269)	(928,676)
Cash flows from financing activities:
Proceeds from revolving line of credit	561,771	604,608
Payments on revolving line of credit	(561,771)	(589,608)
Proceeds from issuance of long-term debt	—	400,000
Principal payments on long-term debt	(165,000)	(172,546)
Payment of debt acquisition costs	—	(25,266)
Proceeds from exercise of stock options	5,551	13,915
Excess tax benefit from stock-based compensation	301	1,537
Proceeds from issuance of stock through employee benefit plans	1,939	2,193
Other	(12,164)	(5,843)

Net cash provided by (used in) financing activities	(169,373)	228,990
Effect of exchange rate changes on cash	(2,019)	1,910

Net decrease in cash and cash equivalents	(548)	(1,188)
Cash and cash equivalents at beginning of period	91,199	80,274

Cash and cash equivalents at end of period	$90,651	$79,086

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2013

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

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and nine months ended September 30, 2013 and 2012 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year. Certain previously reported amounts have been reclassified to conform to the 2013 presentation.

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

Pursuant to the merger agreement, Complete stockholders received 0.945 of a share of the Company’s common stock and $7.00 cash for each share of Complete’s common stock outstanding at the time of the acquisition. In total, the Company paid approximately $553.3 million in cash and issued approximately 74.7 million shares of its common stock valued at approximately $2,308.2 million (based on the closing price of the Company’s common stock on the acquisition date of $30.90). Additionally, the Company paid $676.0 million, inclusive of a $26.0 million prepayment premium, to redeem $650 million of Complete’s 8.0% senior notes. The Company also assumed all outstanding stock options and shares of non-vested and unissued restricted stock beneficially owned by Complete’s employees and directors at the time of acquisition.

Acquisition related expenses totaled approximately $33.3 million, of which approximately $28.8 million was recorded in the nine months ended September 30, 2012. The remainder was recorded in the three months ended December 31, 2011. These acquisition related costs include expenses directly related to acquiring Complete and were recorded in general and administrative expenses in the consolidated statements of income.

Other Acquisitions

In March 2013, the Company acquired 100% of the equity interest in a company that provides cementing services to oil and gas companies in Colombia. This acquisition provides the Company with a platform for continued expansion in the South American market area. During the three months ended September 30, 2013, the Company recorded adjustments to the initial purchase price allocation to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company paid approximately $20.4 million at closing and will pay an additional $3.6 million over the next two years, subject to the settlement of certain liabilities. Goodwill of approximately $15.1 million was recognized as a result of this acquisition and was calculated as the excess of the consideration paid over the net assets recognized and represents estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill related to this acquisition will be deductible for tax purposes. All of the goodwill was assigned to the Production Services segment.

In August 2012, the Company acquired 100% of the equity interest in a company that provides mechanical wireline, electric line and well testing services to the oil and gas exploration and production industry in Argentina. The Company paid approximately $37.6 million in cash related to this acquisition, including approximately $6.5 million of contingent consideration paid in April 2013 based upon achievement of certain performance metrics.

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

On March 30, 2012, the Company sold 18 liftboats and related assets comprising its former Marine segment. The Company received cash proceeds of approximately $138.6 million, inclusive of working capital and selling costs. In connection with the sale, the Company repaid approximately $12.5 million in U.S. Government guaranteed long-term financing. As a result of the repayment, the Company paid approximately $4.0 million of make-whole premiums and wrote off approximately $0.7 million of unamortized loan costs. The Company’s total pre-tax loss on the disposal of this segment was approximately $56.1 million, which includes a $46.1 million write off of long-lived assets and goodwill recorded in the fourth quarter of 2011 in order to approximate the segment’s indicated fair value, and an additional loss of $10.0 million recorded in the first quarter of 2012, comprised of an approximate $3.6 million loss on sale of assets and approximately $6.4 million of additional costs related to the disposition.

The following table summarizes the components of loss from discontinued operations, net of tax for the nine months ended September 30, 2012 (in thousands):

Revenues	$16,231
Loss from discontinued operations, net of tax benefit of $1,771	(6,478)
Loss on disposition, net of tax benefit of $2,391	(10,729)

Loss from discontinued operations, net of tax	$(17,207)

(4)	Stock-Based Compensation and Retirement Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants). Under the incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants. The Company’s total compensation expense related to these plans was approximately $27.7 million and $30.0 million for the nine months ended September 30, 2013 and 2012, respectively, which is reflected in general and administrative expenses.

(5)	Inventory and Other Current Assets

Inventory and other current assets includes approximately $159.6 million and $136.5 million of inventory at September 30, 2013 and December 31, 2012, respectively. The Company’s inventory balance at September 30, 2013 consisted of approximately $64.0 million of finished goods, $17.6 million of work-in-process, $22.1 million of raw materials and $55.9 million of supplies and consumables. The Company’s inventory balance at December 31, 2012 consisted of approximately $63.7 million of finished goods, $6.0 million of work-in-process, $5.0 million of raw materials and $61.8 million of supplies and consumables. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process. Supplies and consumables consist principally of products used in our services provided to customers.

On April 17, 2012, SandRidge Energy Inc. (NYSE: SD) (SandRidge) completed its acquisition of Dynamic Offshore Resources, LLC (Dynamic Offshore), at which time the Company received approximately $34.1 million in cash and approximately $51.6 million in shares of SandRidge common stock (approximately 7.0 million shares valued at $7.33 per share) as consideration for its 10% interest in Dynamic Offshore. In accordance with authoritative guidance related to equity securities, the Company is accounting for the shares received in this transaction as available-for-sale securities. The changes in fair values, net of applicable taxes, on available-for-sale securities are recorded as unrealized holding gains (losses) on securities as a component of accumulated other comprehensive loss in stockholders’ equity.

The fair value of the approximately 1.5 million shares of SandRidge common stock held by the Company at September 30, 2013 was approximately $8.5 million. During the nine months ended September 30, 2013, the Company recorded an unrealized loss related to the fair value of these securities of $0.7 million, of which $0.5 million was reported within accumulated other comprehensive loss, net of tax benefit of $0.2 million. During the nine months ended September 30, 2012, the Company recorded an unrealized loss related to the fair value of these securities of $1.0 million, of which $0.6 million was reported within accumulated other comprehensive loss, net of tax benefit of $0.4 million. The Company evaluates whether unrealized losses on investments in available-for-sale securities are other-than-temporary, and if it is believed the unrealized losses are other-than-temporary, an impairment charge is recorded. There were no other-than-temporary impairment losses recognized during the nine months ended September 30, 2013 and 2012.

(6)	Debt

In May 2013, the Company redeemed the remaining $150 million aggregate principal amount of its 6 7/8% unsecured senior notes due 2014 at 100% of face value using proceeds from the revolving portion of its credit facility. The redemption resulted in a loss on early extinguishment of debt of approximately $0.9 million related to the writeoff of unamortized debt acquisition costs and note discount.

Credit Facility

The Company has a $1.0 billion bank credit facility, comprised of a $600 million revolving credit facility and a $400 million term loan. The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, which began on June 30, 2012. At September 30, 2013, the Company had $370 million outstanding under the term loan. At September 30, 2013, the Company had no amounts outstanding under the revolving portion of its credit facility. The Company also had approximately $56.0 million of letters of credit outstanding, which reduce the Company’s borrowing availability under this portion of the credit facility.

Any amounts outstanding on the revolving portion of the credit facility and the term loan are due on February 7, 2017. Amounts borrowed under the credit facility bear interest at LIBOR plus margins that depend on the Company’s leverage ratio. Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal domestic subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants. It also limits the Company’s ability to pay dividends or make other distributions, make acquisitions, make changes to the Company’s capital structure, create liens or incur additional indebtedness. At September 30, 2013, the Company was in compliance with all such covenants.

Senior Unsecured Notes

The Company has outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At September 30, 2013, the Company was in compliance with all such covenants.

The Company also has outstanding $800 million of 7 1/8% unsecured senior notes due 2021. The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021. The indenture contains certain covenants that, among other things, limit the Company from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At September 30, 2013, the Company was in compliance with all such covenants.

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

Stock options for approximately 1,100,000 and 2,600,000 shares of the Company’s common stock for the three months ended September 30, 2013 and 2012, respectively, and approximately 1,210,000 and 1,800,000 shares of the Company’s common stock for the nine months ended September 30, 2013 and 2012, respectively, were excluded in the computation of diluted earnings per share for these periods as the effect would have been anti-dilutive.

(8)	Decommissioning Liabilities

The Company records estimated future decommissioning liabilities in accordance with the authoritative guidance related to asset retirement obligations, which requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, with a corresponding increase in the carrying amount of the related long-lived asset. Subsequent to initial measurement, the decommissioning liability is required to be accreted each period to present value.

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

The following table summarizes the activity for the Company’s decommissioning liabilities for the nine month periods ended September 30, 2013 and 2012 (in thousands):

	2013	2012
Decommissioning liabilities, December 31, 2012 and 2011, respectively	$93,053	$123,176
Liabilities acquired and incurred	360	3,573
Liabilities settled	(87)	(4,624)
Accretion	4,269	3,260
Revision in estimated liabilities	—	(34,373)

Long-term decommissioning liabilities, September 30, 2013 and 2012 , respectively	$97,595	$91,012

(9)	Notes Receivable

Notes receivable consist of a commitment from the seller of oil and gas properties acquired by the Company towards the abandonment of the acquired property. Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of this obligation totaled $115.0 million and is recorded at present value using an effective interest rate of 6.58%. The related discount is amortized to interest income based on the expected timing of the platform’s removal. The Company recorded interest income related to notes receivable of $2.2 million and $2.1 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Summarized financial information for the Company’s segments for the three and nine months ended September 30, 2013 and 2012 is shown in the following tables (in thousands):

Three Months Ended September 30, 2013

	Drilling Products and Services	Onshore Completion and Workover Services	Production Services	Subsea and Technical Solutions	Unallocated	Consolidated Total
Revenues	$215,523	$398,016	$359,722	$215,354	$—	$1,188,615
Cost of services (exclusive of items shown separately below)	73,873	275,676	251,575	146,928	—	748,052
Depreciation, depletion, amortization and accretion	42,391	52,576	45,553	17,486	—	158,006
General and administrative expenses	37,016	36,306	46,886	37,696	—	157,904

Income from operations	62,243	33,458	15,708	13,244	—	124,653
Interest expense, net	—	—	—	743	(25,207)	(24,464)
Other income	—	—	—	—	789	789

Income (loss) from continuing operations before income taxes	$62,243	$33,458	$15,708	$13,987	$(24,418)	$100,978

Three Months Ended September 30, 2012

	Drilling Products and Services	Onshore Completion and Workover Services	Production Services	Subsea and Technical Solutions	Unallocated	Consolidated Total
Revenues	$194,882	$421,194	$373,868	$189,721	$—	$1,179,665
Cost of services (exclusive of items shown separately below)	61,959	277,780	237,506	131,363	—	708,608
Depreciation, depletion, amortization and accretion	37,784	48,108	34,509	7,759	—	128,160
General and administrative expenses	32,380	43,109	52,830	35,139	—	163,458

Income from operations	62,759	52,197	49,023	15,460	—	179,439
Interest expense, net	—	—	—	697	(29,282)	(28,585)
Other income	—	—	—		467	467
Loss on early extinguishment of debt	—	—	—		(2,294)	(2,294)

Income (loss) from continuing operations before income taxes	$62,759	$52,197	$49,023	$16,157	$(31,109)	$149,027

Nine Months Ended September 30, 2013

	Drilling Products and Services	Onshore Completion and Workover Services	Production Services	Subsea and Technical Solutions	Unallocated	Consolidated Total
Revenues	$614,924	$1,222,215	$1,096,185	$550,483	$—	$3,483,807
Cost of services (exclusive of items shown separately below)	205,502	819,472	756,954	385,494	—	2,167,422
Depreciation, depletion, amortization and accretion	125,768	158,021	133,361	45,477	—	462,627
General and administrative expenses	105,180	114,747	140,970	104,138	—	465,035

Income from operations	178,474	129,975	64,900	15,374	—	388,723
Interest expense, net	—	—	—	2,195	(81,141)	(78,946)
Other income	—	—	—	—	2,062	2,062
Loss on early extinguishment of debt	—	—	—	—	(884)	(884)

Income (loss) from continuing operations before income taxes	$178,474	$129,975	$64,900	$17,569	$(79,963)	$310,955

Nine Months Ended September 30, 2012

	Drilling Products and Services	Onshore Completion and Workover Services	Production Services	Subsea and Technical Solutions	Unallocated	Consolidated Total
Revenues	$582,389	$1,176,239	$1,141,649	$489,544	$—	$3,389,821
Cost of services (exclusive of items shown separately below)	191,010	766,620	680,439	328,590	—	1,966,659
Depreciation, depletion, amortization and accretion	111,200	119,594	99,345	36,133	—	366,272
General and administrative expenses	100,875	140,453	159,645	96,025	—	496,998

Income from operations	179,304	149,572	202,220	28,796	—	559,892
Interest income (expense), net	—	—	—	2,107	(91,057)	(88,950)
Other income (expense)	—	—	—		562	562
Loss on early extinguishment of debt	—	—	—	—	(2,294)	(2,294)
Gain on sale of equity method investment	—	—	—	—	17,880	17,880

Income (loss) from continuing operations before income taxes	$179,304	$149,572	$202,220	$30,903	$(74,909)	$487,090

Identifiable Assets

	Drilling Products and Services	Onshore Completion and Workover Services	Production Services	Subsea and Technical Solutions	Unallocated	Consolidated Total
September 30, 2013	$1,158,247	$3,006,588	$2,244,103	$1,438,925	$—	$7,847,863
December 31, 2012	$1,086,804	$3,223,984	$2,185,779	$1,295,134	$11,185	$7,802,886

Geographic Segments

The Company attributes revenue to various countries based on the location where services are performed or the destination of the drilling products or equipment sold or leased. Long-lived assets consist primarily of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period. The Company’s revenue by geographic area for the three and nine months ended September 30, 2013 and 2012, and long-lived assets by geographic area at September 30, 2013 and December 31, 2012 is as follows (in thousands):

Revenues:

	Three Months		Nine Months
	2013	2012	2013	2012
United States	$960,054	$976,984	$2,849,265	$2,826,544
Other Countries	228,561	202,681	634,542	563,277

Total	$1,188,615	$1,179,665	$3,483,807	$3,389,821

Long-Lived Assets:

	September 30, 2013	December 31, 2012
United States	$2,611,837	$2,684,932
Other Countries	625,513	570,288

Total, net	$3,237,350	$3,255,220

(11)	Guarantee

In accordance with authoritative guidance related to guarantees, the Company has assigned an estimated value of $2.6 million at September 30, 2013 and December 31, 2012 related to decommissioning activities in connection with oil and gas properties acquired by the Company’s former subsidiary SPN Resources, LLC (SPN Resources) prior to its sale to Dynamic Offshore in March 2008. The guarantee is reflected in other long-term liabilities. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event of default on any remaining decommissioning liabilities, the total maximum potential obligation under these guarantees is estimated to be approximately $105.1 million, net of the contractual right to receive payments from third parties, which is approximately $24.6 million, as of September 30, 2013. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled.

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

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2013	Level 1	Level 2	Level 3
Inventory and other current assets
Available-for-sale securities	$8,512	$8,512	—	—
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$13,045	$1,963	$11,082	—
Interest rate swaps	$616	—	$616	—
Accrued Expenses
Non-qualified deferred compensation liabilities	$1,944	—	$1,944	—
Contingent consideration	$136	—	—	$136
Other long-term liabilities
Non-qualified deferred compensation liabilities	$14,050	—	$14,050	—

	December 31, 2012	Level 1	Level 2	Level 3
Inventory and other current assets
Available-for-sale securities	$9,224	$9,224	—	—
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$11,343	$825	$10,518	—
Interest rate swap	$1,286	—	$1,286	—
Accounts payable
Non-qualified deferred compensation liabilities	$125	—	$125	—
Accrued expenses
Contingent consideration	$9,890	—	—	$9,890
Other long-term liabilities
Non-qualified deferred compensation liabilities	$13,515	—	$13,515	—

Available-for-sale securities is comprised of approximately 1.5 million shares of SandRidge common stock that the Company received as partial consideration for its 10% interest in Dynamic Offshore (see note 5). The securities are reported at fair value based on the closing price of the shares as reported on the New York Stock Exchange.

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

In July 2013, June 2013 and April 2012, the Company entered into interest rate swap agreements related to its fixed rate debt maturing in 2021 for notional amounts of $100 million each, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and is obligated to make semi-annual interest payments at floating rates, which are adjusted every 90 days, based on LIBOR plus a fixed margin. The swap agreements, scheduled to terminate on December 15, 2021, are designated as fair value hedges of a portion of the Company’s 7 1/8% senior notes, as the derivative has been tested to be highly effective in offsetting changes in the fair value of the underlying note. As these derivatives are classified as fair value hedges, the changes in the fair value of the derivatives are offset against the changes in the fair value of the underlying note in interest expense, net (see note 13). The Company previously had an interest rate swap agreement for a notional amount of $150 million related to its 6 7/8% senior notes that was designated as a fair value hedge. In February 2012, the Company sold this interest rate swap to the counterparty for approximately $1.2 million.

As of September 30, 2013, the Company’s maximum contingent consideration payable as a result of prior acquisitions was approximately $3.5 million. The Company has recorded a current liability of approximately $0.1 million, which represents the Company’s estimate of the fair value of the maximum contingent consideration payable. The fair value of the contingent consideration was determined using a probability-weighted discounted cash flow approach at the acquisition and reporting date. The approach is based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. The fair value is based on the acquired companies reaching specific performance metrics.

During the nine months ended September 30, 2013, the Company paid approximately $6.5 million of contingent consideration related to its acquisition of a wireline and well testing company in 2012. The following table summarizes the activity recorded using fair value of Level 3 liabilities for the nine months ended September 30, 2013 (in thousands):

Balance as of December 31, 2012	$9,890
Settlements	(6,500)
Reduction in fair value of liability for additional consideration	(3,254)

Balance as of September 30, 2013	$136

In accordance with authoritative guidance, non-financial assets and non-financial liabilities are remeasured at fair value on a non-recurring basis. In determining estimated fair value of acquired goodwill, we use various sources and types of information, including, but not limited to, quoted market prices, replacement cost estimates, accepted valuation techniques such as discounted cash flows, and existing carrying value of acquired assets. As necessary, we utilize third-party appraisal firms to assist us in determining fair value of inventory, identifiable intangible assets, and any other significant assets or liabilities. During the measurement period and as necessary, we adjust the preliminary purchase price allocation if we obtain more information regarding asset valuations and liabilities assumed. During the nine months ended September 30, 2013, the Company revised its fair value estimate of contingent consideration payable due to changes in certain performance metrics. The adjustment was recorded in general and administrative expense in the consolidated statement of income.

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts. The fair value of the Company’s long-term debt was approximately $1,772.8 million and $1,960.0 million at September 30, 2013 and December 31, 2012, respectively. The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

(13)	Derivative Financial Instruments

From time to time, the Company may employ interest rate swaps in an attempt to achieve a more balanced debt portfolio. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has three interest rate swaps for notional amounts of $100 million each related to its 7 1/8% senior notes maturing in December 2021. These transactions are designated as fair value hedges since the swaps hedge against the change in fair value of fixed rate debt resulting from changes in interest rates. The Company recorded a derivative asset of $0.6 million and $1.3 million within intangible and other long term assets in the consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively, relating to these swaps.

The Company previously had an interest rate swap for a notional amount of $150 million related to its 6 7/8% senior notes maturing in June 2014 that was designated as a fair value hedge. In February 2012, the Company sold this interest rate swap to the counterparty for approximately $1.2 million.

The changes in fair value of the interest rate swaps are included in the adjustments to reconcile net income to net cash provided by operating activities in the consolidated statement of cash flows. The effect and location of the derivative instruments in the condensed consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012, presented on a pre-tax basis, is as follows (in thousands):

Effect of derivative instrument	Location of (gain) loss recognized	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Interest rate swap	Interest expense, net	$(513)	$(1,079)
Hedged item - debt	Interest expense, net	615	682

		$102	$(397)

		Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Interest rate swap	Interest expense, net	$7,383	$(4,235)
Hedged item - debt	Interest expense, net	(6,886)	3,196

		$497	$(1,039)

For the nine months ended September 30, 2013 and 2012, approximately $0.5 million of interest expense and $1.0 million of interest income, respectively, was related to the ineffectiveness associated with these fair value hedges. Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

(14) Income Taxes

The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate adjusted for certain discrete items for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined. During the three months ended September 30, 2013, the Company recorded adjustments to the effective income tax rate to reflect changes resulting from filing its 2012 U.S. federal tax return. As a result, the Company adjusted its effective tax rate from 37% to 35% for the nine months ending September 30, 2013. The decrease in the rate was primarily as result of U.S. federal income tax credits.

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. The Company had approximately $27.8 million and $26.4 million of unrecorded tax benefits at September 30, 2013 and December 31, 2012, respectively, all of which would impact the Company’s effective tax rate if recognized.

In addition to its U.S. federal tax return, the Company files income tax returns in various state and foreign jurisdictions. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2009.

(15) Commitments and Contingencies

The Company’s wholly owned subsidiary, Hallin Marine, is the lessee of a dynamically positioned subsea vessel under a capital lease expiring in 2019 with a two year renewal option. Hallin Marine owns a 5% equity interest in the entity that owns this leased asset. The lessor’s debt is non-recourse to the Company. The amount of the asset and liability under this capital lease is recorded at the present value of the lease payments. The vessel’s gross asset value under the capital lease was approximately $37.6 million at inception and accumulated depreciation through September 30, 2013 and December 31, 2012 was approximately $15.3 million and $12.2 million, respectively. As of September 30, 2013 and December 31, 2012, the Company had approximately $22.5 million and $25.6 million, respectively, included in other long-term liabilities, and approximately $4.1 million and $3.9 million, respectively, included in accounts payable related to the obligations under this capital lease. The future minimum lease payments under this capital lease are approximately $1.0 million, $4.2 million, $4.6 million, $5.0 million, $5.4 million and $5.9 million for the three months ending December 31, 2013 and the years ending December 31, 2014, 2015, 2016, 2017 and 2018, respectively, exclusive of interest at an annual rate of 8.5%. For the nine months ended September 30, 2013 and 2012, the Company recorded interest expense of approximately $1.8 million and $2.0 million, respectively, in connection with this capital lease.

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

(16) Related Party Disclosures

Subsequent to the acquisition of Complete, the Company purchases services, products and equipment from companies affiliated with an officer of one of its subsidiaries. The Company believes the transactions reflected below with these related parties are on terms and conditions no less favorable to the Company than transactions with unaffiliated parties. For the nine months ended September 30, 2013 and 2012, these purchases totaled approximately $140.7 million and $188.0 million, respectively. For the nine months ended September 30, 2013, approximately $41.1 million was purchased from ORTEQ Energy Services, a heavy equipment construction company which also manufactures pressure pumping equipment, approximately $0.1 million was purchased from Ortowski Construction, primarily related to the manufacture of pressure pumping units, approximately $11.9 million was purchased from Resource Transport, LLC, related to the transportation of sand used in pressure pumping activities, approximately $64.6 million was purchased from Texas Specialty Sands, LLC primarily for the purchase of sand used for pressure pumping activities, approximately $22.6 million was purchased from ProFuel, LLC, primarily related to the purchase of diesel used to operate equipment and trucks, and approximately $0.4 million was related to facilities leased from Timber Creek Real Estate Partners. From the date of acquisition of Complete through September 30, 2012, approximately $90.9 million was purchased from ORTEQ Energy Services, approximately $4.0 million was purchased from Ortowski Construction, approximately $8.0 million was purchased from Resource Transport, LLC, approximately $70.6 million was purchased from Texas Specialty Sands, LLC, approximately $13.4 million was purchased from ProFuel, LLC, and approximately $1.1 million was related to facilities leased from Timber Creek Real Estate Partners.

As of September 30, 2013, the Company’s trade accounts payable includes amounts due to these companies totaling approximately $14.7 million, of which approximately $2.8 million was due ORTEQ Energy Services, approximately $1.3 million was due Resource Transport, LLC, approximately $8.2 million was due Texas Specialty Sands, LLC, and approximately $2.4 million was due ProFuel, LLC. As of December 31, 2012, the Company’s trade accounts payable includes amounts due to these companies totaling approximately $23.2 million, of which approximately $13.4 million was due ORTEQ Energy Services, approximately $1.3 million was due Resource Transport, LLC, approximately $6.9 million was due Texas Specialty Sands, LLC, and approximately $1.6 million was due ProFuel, LLC. No amounts were due Ortowski Construction and Timber Creek Real Estate Partners as of September 30, 2013 or December 31, 2012.

In May 2012, the Company’s President and Chief Executive Officer was appointed as an independent director of the board of Linn Energy, LLC (Linn), an independent oil and gas development company with focus areas in the mid-continent, including the Permian Basin, the Hugoton Basin, the Powder River Basin, the Williston Basin, Michigan, and California. The Company recorded revenues from Linn of approximately $15.9 million and $14.7 million for the nine months ended September 30, 2013 and 2012, respectively. The Company had trade receivables from Linn of approximately $1.6 million and $3.3 million as of September 30, 2013 and December 31, 2012, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current market and industry conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include, but are not limited to: risks inherent in acquiring businesses, including the ability to successfully integrate Complete’s operations into our legacy operations and the costs incurred in doing so; the effect of regulatory programs and environmental matters on our performance, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping services; risks associated with business growth outpacing the capabilities of our infrastructure and workforce; risks associated with the uncertainty of macroeconomic and business conditions worldwide; the cyclical nature and volatility of the oil and gas industry, including the level of exploration, production and development activity and the volatility of oil and gas prices; changes in competitive factors affecting our operations; political, economic and other risks and uncertainties associated with international operations; the lingering impact on exploration and production activities in the U.S. coastal waters following the Deepwater Horizon incident; the impact that unfavorable or unusual weather conditions could have on our operations; the potential shortage of skilled workers; our dependence on certain customers; the risks inherent in long-term fixed-price contracts; and, operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage. These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, including for example the market prices of oil and natural gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business plans that could or will affect our results. We undertake no obligation to update any of our forward-looking statements and we do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Executive Summary

On February 7, 2012, we closed our acquisition of Complete Production Services, Inc. (Complete), and the operating results of the acquired businesses are included from the date of acquisition. Given the substantial nature of this acquisition and its impact on our financial performance, comparisons between the nine months ended September 30, 2013 and 2012 for our Onshore Completion and Workover Services and Production Services segments may not be meaningful.

For the quarter ended September 30, 2013, revenue was $1,188.6 million, net income was $69.8 million, or $0.43 diluted earnings per share. For the quarter ended June 30, 2013, revenues were $1,159.7 million, and net income was $68.6 million, or $0.43 diluted earnings per share. For the quarter ended September 30, 2012, revenues were $1,179.7 million and net income from continuing operations was $93.9 million, or $0.59 diluted earnings per share.

Third quarter 2013 revenue from our Drilling Products and Services segment increased 5% sequentially to $215.5 million, as compared with $205.4 million in the second quarter. U.S. land revenue declined slightly from the second quarter to approximately $72.9 million primarily due to decreased demand for premium drill pipe. International revenue increased sequentially to approximately $64.9 million primarily due to rentals of premium drill pipe and bottom hole assemblies in Latin America. Gulf of Mexico revenue increased 3% sequentially to approximately $77.8 million due to increases in rentals of premium drill pipe, bottom hole assemblies and specialty rentals.

Third quarter 2013 revenue from our Onshore Completion and Workover Services segment was essentially unchanged from the second quarter at $398.0 million. Virtually all of this segment’s revenue is derived from the U.S. land market area.

Third quarter 2013 revenue from our Production Services segment decreased 3% sequentially to $359.7 million as compared to the second quarter. U.S. land revenue decreased approximately 3% sequentially to $225.1 million primarily due to decreased demand for coiled tubing, cased hole wireline and pressure control tools. Revenue from the Gulf of Mexico market area decreased 2% sequentially to approximately $52.5 million with increases in cased hole wireline services offset by decreases in coiled tubing and snubbing services. Revenue from international market areas decreased 3% sequentially to $82.1 million primarily due to decreased coiled tubing activity in Mexico and lower demand for snubbing services in Latin America.

Third quarter 2013 revenue from our Subsea and Technical Solutions segment increased to $215.4 million, or 15% sequentially. International revenue increased 15% sequentially to $81.6 million due to an increase in subsea construction activity. Gulf of Mexico market revenue increased 16% sequentially to $111.5 million due to increased demand for pressure control services and completion tools and services. U.S. land market revenue increased 12% sequentially to $22.3 million primarily related to an increase in completion tools and services.

Comparison of the Results of Operations for the Three Months Ended September 30, 2013 and 2012

For the three months ended September 30, 2013, our revenues were $1,188.6 million, resulting in net income of $69.8 million, or $0.43 diluted earnings per share. Included in the results for the three months ended September 30, 2013 is a reduction of income tax expense as a result of a change in the effective income tax rate from 37% to 35%. For the three months ended September 30, 2012, revenues were $1,179.7 million and net income from continuing operations was $93.9 million, or $0.59 diluted earnings per share from continuing operations.

The following table compares our operating results for the three months ended September 30, 2013 and 2012 (in thousands, except percentages). Cost of services excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services
	2013	2012	Change	2013	%	2012	%	Change
Drilling Products and Services	$215,522	$194,882	$20,640	$73,874	34%	$61,959	32%	$11,915
Onshore Completion and Workover Services	398,016	421,194	(23,178)	275,676	69%	277,780	66%	(2,104)
Production Services	359,722	373,868	(14,146)	251,575	70%	237,506	64%	14,069
Subsea and Technical Solutions	215,355	189,721	25,634	146,927	68%	131,363	69%	15,564

Total	$1,188,615	$1,179,665	$8,950	$748,052	63%	$708,608	60%	$39,444

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment for the three months ended September 30, 2013 was $215.5 million, as compared to $194.9 million for the same period in 2012. Cost of rentals and sales as a percentage of revenue increased to 34% of segment revenue for the three months ended September 30, 2013 as compared to 32% in the same period in 2012. Revenue derived from the U.S. land market area decreased approximately 14% primarily due to decreased demand for premium drill pipe and accommodations. Revenue generated from our international market areas increased 34% primarily due to increases in rentals of premium drill pipe and accommodations. Revenue from our Gulf of Mexico market area increased approximately 26% due to increases in most of our product lines within this segment, particularly premium drill pipe and specialty rentals.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment was $398.0 million for the third quarter of 2013, as compared to $421.2 million for the same period in 2012. Virtually all of this segment’s revenue is derived from the U.S. land market area. Revenue declined in our well service rigs and fluid management businesses. These declines were partially offset by an increase in pressure pumping activity. Cost of services as a percentage of revenue increased to 69% for the three months ended September 30, 2013 as compared to 66% in the same period in 2012. The decline in revenue and increase in cost of services percentage is a result of lower pricing and competitive pressures existing in the U.S. land markets.

Production Services Segment

Revenue from our Production Services segment for the three months ended September 30, 2013 was $359.7 million, as compared to $373.9 million for the same period in 2012. Cost of services as a percentage of revenue increased to 70% from 64% in the third quarter of 2012. Revenue from the U.S. land market area decreased 15% as we experienced declines in coiled tubing, wireline, remedial pumping, and hydraulic workover and snubbing activity. The decline in U.S. land market revenue and the increase in cost of services percentage are attributable to a decline in general market conditions as a result of a decrease in rig count, lower pricing and competitive pressures. Revenue derived from the Gulf of Mexico market area increased 35% due to increased demand for pressure control, hydraulic workover and snubbing and wireline services. Revenue from international market areas increased 16% primarily due to our acquisitions of a wireline company and a cementing company in Latin America, partially offset by decreased activity in our coiled tubing services in Mexico.

Subsea and Technical Solutions Segment

Revenue from our Subsea and Technical Solutions segment for the three months ended September 30, 2013 was $215.4 million, as compared to $189.7 million for the same period in 2012. Cost of sales decreased to 68% of segment revenue for the three month period ended September 30, 2013 from 69% in the same period in 2012. Revenue in our Gulf of Mexico market area increased 26% year over year primarily due to an increase in sand control and stimulation services and other technical service projects. Revenue in our international market areas decreased 2% as a result of decreases in sand control and stimulation services and well control work. These decreases were partially offset by increased demand for subsea construction services in the Asia Pacific market area. Revenue in our U.S. land market area increased 26% primarily as a result of increased demand for sand control and stimulation services and environmental services.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $158.0 million in the three months ended September 30, 2013 from $128.2 million for the same period in 2012. Depreciation and amortization expense increased for our Drilling Products and Services segment by $4.6 million, or 12%, due to 2012 and 2013 capital expenditures. Depreciation and amortization expense for our Onshore Completion and Workover Services segment increased by $4.5 million, or 9%, due to 2012 and 2013 capital expenditures. Depreciation and amortization expense for our Production Services segment increased by $11.0 million, or 32%, due to our acquisitions of a wireline company and a cementing company in Latin America, and to 2012 and 2013 capital expenditures. Depreciation, depletion, amortization and accretion expense for our Subsea and Technical Solutions segment for the three months ended September 30, 2013 increased by approximately $9.7 million due to 2012 and 2013 capital expenditures and to higher utilization of subsea construction vessels.

General and Administrative Expenses

General and administrative expenses were $157.9 million for the three months ended September 30, 2013 compared to $163.5 million for the same period in 2012. The year over year decrease is primarily due to a decrease in insurance and bad debt expenses.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, our revenues were $3,483.8 million, resulting in net income of $202.1 million, or $1.26 diluted earnings per share. Included in the results for the nine months ended September 30, 2013 is a reduction of income tax expense as a result of a change in the effective income tax rate from 37% to 35%. For the nine months ended September 30, 2012, revenues were $3,389.8 million and net income from continuing operations was $289.7 million, or $1.95 diluted earnings per share from continuing operations. Included in the results for the nine months ended September 30, 2012 were approximately $30.6 million of acquisition related costs, $3.1 million in unrealized pre-tax hedging losses from our equity method investment in Dynamic Offshore and a pre-tax gain of approximately $17.9 million from the sale of that equity method investment. Revenues and costs of service for the nine months ended September 30, 2012 include only a partial period contribution from the businesses acquired from Complete in February 2012. The businesses acquired from Complete are reported within the Onshore Completion and Workover Services and Production Services segments.

The following table compares our operating results for the nine months ended September 30, 2013 and 2012 (in thousands, except percentages). Cost of services excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services
	2013	2012	Change	2013	%	2012	%	Change
Drilling Products and Services	$614,924	$582,389	$32,535	$205,502	33%	$191,010	33%	$14,492
Onshore Completion and Workover Services	1,222,215	1,176,239	45,976	819,472	67%	766,620	65%	52,852
Production Services	1,096,185	1,141,649	(45,464)	756,954	69%	680,439	60%	76,515
Subsea and Technical Solutions	550,483	489,544	60,939	385,494	70%	328,590	67%	56,904

Total	$3,483,807	$3,389,821	$93,986	$2,167,422	62%	$1,966,659	58%	$200,763

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment for the nine months ended September 30, 2013 was $614.9 million, as compared to $582.4 million for the same period in 2012. Cost of rentals and sales as a percentage of revenue remained constant at 33% of segment revenue for the nine months ended September 30, 2013 as compared to the same period in 2012. Revenue derived from the U.S. land market area decreased approximately 17% primarily due to decreased demand for premium drill pipe and accommodations. Revenue generated in our international market areas increased 19% due to increases in most of our product lines within the segment. Revenue from our Gulf of Mexico market area increased approximately 29% due to increases in most of our product lines within this segment, particularly premium drill pipe.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment was $1,222.2 million for the nine months ended September 30, 2013, as compared to $1,176.2 million for the same period in 2012. Virtually all of this segment’s revenue is derived in the U.S. land market areas by businesses acquired in the Complete acquisition in February 2012. Revenue increased 4% over the previous period. This segment’s revenue was negatively impacted during the nine months ended September 30, 2013 as a result of the decline in general market conditions in the U.S. land market area, including competitive pressures and resulting lower pricing. These factors also contributed to an increase in cost of services as a percentage of revenue to 67% for the nine months ended September 30, 2013 as compared to 65% in the same period in 2012.

Production Services Segment

Revenue from our Production Services segment for the nine months ended September 30, 2013 was $1,096.2 million, as compared to $1,141.7 million for the same period in 2012. Cost of services as a percentage of revenue for the nine months ended September 30, 2013 increased to 69% from 60% for the same period in 2012. Market demand for coiled tubing, wireline, hydraulic workover and snubbing, and remedial pumping services in the U.S. land market areas declined considerably, the primary driver of an 18% year over year decline in revenue and the increase in cost of services as a percentage of revenue. Revenue derived from the Gulf of Mexico market area increased 45% due to increases in demand for most of our product lines within this segment. Revenue from international market areas increased 23% primarily due to our acquisitions of a wireline company and a cementing company in Latin America. These increases were partially offset by a decline in demand for coiled tubing services in Mexico, and hydraulic workover and snubbing services.

Subsea and Technical Solutions Segment

Revenue from our Subsea and Technical Solutions segment for the nine months ended September 30, 2013 was $550.5 million, as compared to $489.5 million for the same period in 2012. Cost of sales increased to 70% of segment revenue for the nine months ended September 30, 2013 from 67% in the same period in 2012. Revenue in our Gulf of Mexico market area increased 27% primarily due to increases in well control work, sand control and stimulation services and other technical service projects. These increases were partially offset by decreases in oil and gas sales and plug and abandonment services. Revenue in our international market areas decreased 3% primarily as a result of a decrease in well control work. Revenue in our U.S. land market area increased 8% primarily as a result of increased demand for environmental services.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $462.6 million in the nine months ended September 30, 2013 from $366.3 million for the same period in 2012. Depreciation and amortization expense increased for our Drilling Products and Services segment by $14.6 million, or 13%, due to 2012 and 2013 capital expenditures. Depreciation and amortization expense for our Onshore Completion and Workover Services segment increased by $38.4 million, or 32%, some of which was attributable to the fact that the product offerings comprising this segment were acquired in the Complete acquisition in February 2012. The remainder is attributable to 2012 and 2013 capital expenditures. Depreciation and amortization expense for our Production Services segment increased by $34.0 million, or 34%, partly because a portion of the product offerings comprising this segment were acquired in the Complete acquisition. The remainder is attributable to other acquisitions and to 2012 and 2013 capital expenditures. Depreciation, depletion, amortization and accretion expense for our Subsea and Technical Solutions segment increased by $9.3 million, or 26%, due to higher utilization of certain marine assets and to 2012 and 2013 capital expenditures.

General and Administrative Expenses

General and administrative expenses were $465.0 million for the nine months ended September 30, 2013 compared to $497.0 million for the same period in 2012. General and administrative expenses declined year over year due to nonrecurring acquisition related and other expenses incurred during the first nine months of 2012.

Liquidity and Capital Resources

In the nine months ended September 30, 2013, we generated net cash from operating activities of $636.1 million, as compared to $696.6 million in the same period of 2012. Our primary liquidity needs are for working capital and to fund capital expenditures, debt service and acquisitions. Our primary sources of liquidity are cash flows from operations and available borrowings under the revolving portion of our credit facility. We had cash and cash equivalents of $90.7 million at September 30, 2013 compared to $91.2 million at December 31, 2012. At September 30, 2013, approximately $87.1 million of our cash balance was held outside the U.S. Cash balances held in foreign jurisdictions can be repatriated to the U.S.; however, they would be subject to federal income taxes, less applicable foreign tax credits. The Company has not provided U.S. income tax expense on earnings of its foreign subsidiaries, other than foreign subsidiaries acquired in the Complete acquisition, because it expects to reinvest the undistributed earnings indefinitely.

We spent $466.8 million of cash on capital additions during the nine months ended September 30, 2013, a portion of which related to 2012 capital additions. Approximately $71.5 million, $111.1 million and $100.3 million was used to expand and maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Subsea and Technical Solutions segments, respectively, and approximately $183.9 million was used to expand and maintain our Drilling Products and Services equipment inventory.

We have a $1.0 billion bank credit facility which is comprised of a $600 million revolving portion and a $400 million term loan. The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter. At September 30, 2013, we had no amounts outstanding under the revolving portion of our credit facility and approximately $56.0 million of letters of credit outstanding, which reduce our borrowing capacity under this portion of the credit facility. The average amount outstanding under the revolving portion of our credit facility during the third quarter was approximately $88.9 million with a weighted average interest rate of 2.5% per annum. The maximum amount outstanding under the revolving portion of our credit facility during the third quarter was $180.0 million, primarily related to the redemption of our $150 million 6 7/8% senior notes in May 2013. As of November 1, 2013, we had no amounts outstanding under the revolving portion of our credit facility, and approximately $56.3 million of letters of credit outstanding. Any amounts outstanding on the bank revolving credit facility and the term loan are due on February 7, 2017. Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our leverage ratio. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness. At September 30, 2013, we were in compliance with all such covenants.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At September 30, 2013, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021. The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021. The indenture contains certain covenants that, among other things, limit us from incurring additional debt, repurchasing capital stock, paying dividends or making other distributions, incurring liens, selling assets or entering into certain mergers or acquisitions. At September 30, 2013, we were in compliance with all such covenants.

In October 2013, the Company’s Board of Directors authorized a $400 million share repurchase program of the Company’s common stock, which will expire on December 31, 2015. Under the program, the Company may purchase shares through open market transactions at prices deemed appropriate by management.

Our current long-term issuer credit rating is BBB- by Standard and Poor’s and Ba1 by Moody’s.

We currently believe that we will spend approximately $125 million to $175 million on capital expenditures, excluding acquisitions, during the fourth quarter of 2013. We believe that our current working capital, cash generated from our operations and availability under the revolving portion of our credit facility will provide sufficient funds for our identified capital projects.

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

In accordance with authoritative guidance related to guarantees, we have assigned an estimated value of $2.6 million as of September 30, 2013 and December 31, 2012, which is reflected in other long-term liabilities, related to decommissioning activities in connection with oil and gas properties acquired by our former subsidiary SPN Resources prior to its sale to Dynamic Offshore. The Company believes that the likelihood of being required to perform these guarantees is remote. In the unlikely event of default on any remaining decommissioning liabilities, the total maximum potential obligation under these guarantees is estimated to be approximately $105.1 million, net of the contractual right to receive payments from third parties, which is approximately $24.6 million, as of September 30, 2013. The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading purposes. As of September 30, 2013, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

As of September 30, 2013, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Credit facility term loan due 2017	$—	$370,000
6 3/8 % Senior notes due 2019	500,000	—
7 1/8 % Senior notes due 2021	500,000	300,000

Total Debt	$1,000,000	$670,000

Based on the amount of this debt outstanding as of September 30, 2013, a 10% increase in the variable interest rate would have increased our interest expense for the nine months ended September 30, 2013 by approximately $1.7 million, while a 10% decrease would have decreased our interest expense by approximately $1.7 million.

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

Item 4. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.	Changes in internal control. There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 1 - 31, 2013	935	$26.66
August 1 - 31, 2013	1,749	$25.91
September 1 - 30, 2013	—	$—

Total	2,684	$26.17

(1)	Through our stock incentive plans, 2,684 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock.

Item 6. Exhibits

(a)	The following exhibits are filed with this Form 10-Q:

2.1	Agreement and Plan of Merger Agreement and Plan of Merger, dated October 9, 2011, by and among Superior Energy Services, Inc., SPN Fairway Acquisition, Inc. and Complete Production Services, Inc. (incorporated herein by reference to Exhibit 2.1 the Company’s Form 8-K filed October 12, 2011 (File No. 001-34037)).

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q filed August 7, 2013 (File No. 001-34037)).

3.2	Amended and Restated Bylaws of the Company (as amended through March 7, 2012) (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 12, 2012 (File No. 001-34037)).

4.1	Specimen Stock Certificate (incorporated herein by reference to Amendment No. 1 to the Company’s Form S-4 on Form SB-2 (Registration Statement No. 33-94454)).

4.2	Indenture, dated May 22, 2006, among SESI, L.L.C., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K filed May 23, 2006 (File No. 333-22603)), as amended by Supplemental Indenture, dated December 12, 2006, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s 8-K filed December 13, 2006 (File No. 333-22603)), as further amended by Supplemental Indenture, dated September 13, 2007 but effective as of August 29, 2007, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed September 18, 2007 (File No. 333-22603)), as further amended by Supplemental Indenture, dated April 27, 2011, among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K filed April 27, 2011 (File No. 001-34037)), as further amended by Supplemental Indenture, dated February 29, 2012, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed March 1, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated May 7, 2012, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed May 8, 2012 (File No. 001-34037)).

4.3	Indenture, dated April 27, 2011, among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed April 27, 2011 (File No. 001-34037)), as amended by Supplemental Indenture, dated February 29, 2012, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed March 1, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated May 7, 2012, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed May 8, 2012 (File No. 001-34037)).

4.4	Indenture, dated December 6, 2011, among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed December 12, 2011 (File No. 001-34037)), as amended by Supplemental Indenture, dated February 29, 2012, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed March 1, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated May 7, 2012, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed May 8, 2012 (File No. 001-34037)).

10.1^	Superior Energy Services, Inc. 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 14, 2013 (File No. 001-34037)).

10.2^*	Form of Stock Option Agreement under the Superior Energy Services, Inc. 2013 Stock Incentive Plan.

10.3^*	Form of Performance Share Unit Agreement under the Superior Energy Services, Inc. 2013 Stock Incentive Plan.

10.4^*	Form of Restricted Stock Agreement under the Superior Energy Services, Inc. 2013 Stock Incentive Plan.

10.5^*	Form of Restricted Stock Unit Agreement under the Superior Energy Services, Inc. 2013 Stock Incentive Plan.

10.6^*	Form of Notice of Grant of Restricted Stock Units for Non-Management Directors under the Superior Energy Services, Inc. 2013 Stock Incentive Plan.

31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed with this Form 10-Q
^	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date: November 6, 2013	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)