Form 10-Q
period 2014-03-31
SUPERIOR ENERGY SERVICES INC
filed 2014-05-02
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from          to

Commission File No. 001-34037

SUPERIOR ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2379388
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1001 Louisiana Street, Suite 2900	77002
Houston, TX	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (713)  654-2200

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

The number of shares of the registrant’s common stock outstanding on May 1, 2014 was 156,599,118.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended March 31, 2014

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2014 and December 31, 2013
(in thousands, except share data)
	3/31/2014	12/31/2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$145,848	$196,047
Accounts receivable, net of allowance for doubtful accounts of $27,822 and
$31,030 as of March 31, 2014 and December 31, 2013, respectively	906,235	937,195
Income taxes receivable	-	5,532
Deferred income taxes	6,367	8,785
Prepaid expenses	69,031	70,421
Inventory and other current assets	202,027	258,449
Assets held for sale	321,484	-
Total current assets	1,650,992	1,476,429
Property, plant and equipment, net of accumulated depreciation and depletion of
$1,913,531 and $1,827,011 as of March 31, 2014 and December 31, 2013, respectively	2,779,345	3,002,194
Goodwill	2,458,409	2,458,109
Notes receivable	24,073	23,708
Intangible and other long-term assets, net of accumulated amortization of $93,163
and $84,567 as of March 31, 2014 and December 31, 2013, respectively	435,209	450,867
Total assets	$7,348,028	$7,411,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$205,029	$216,029
Accrued expenses	310,282	376,049
Income taxes payable	3,034	-
Current maturities of long-term debt	20,000	20,000
Current portion of decommissioning liabilities	27,322	27,322
Liabilities held for sale	84,453	-
Total current liabilities	650,120	639,400
Deferred income taxes	734,842	736,080
Decommissioning liabilities	57,330	56,197
Long-term debt, net	1,641,242	1,646,535
Other long-term liabilities	168,816	201,651
Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized, 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value.
Authorized - 250,000,000, Issued - 157,021,329, Outstanding - 157,089,128 as of March 31, 2014
Authorized - 250,000,000, Issued - 158,976,784, Outstanding - 159,158,022 as of December 31, 2013	157	159
Additional paid in capital	2,799,885	2,873,579
Accumulated other comprehensive loss, net	(16,109)	(17,500)
Retained earnings	1,311,745	1,275,206
Total stockholders’ equity	4,095,678	4,131,444
Total liabilities and stockholders’ equity	$7,348,028	$7,411,307

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31, 2014 and 2013
(in thousands, except per share data)
(unaudited)

	2014	2013
Revenues	$1,061,418	$1,086,872
Costs and expenses:
Cost of services (exclusive of items shown separately below)	651,605	651,594
Depreciation, depletion, amortization and accretion	162,318	144,964
General and administrative expenses	155,919	145,896
Income from operations	91,576	144,418
Other income (expense):
Interest expense, net	(23,881)	(28,261)
Other income (expense)	(35)	4,575
Income from continuing operations before income taxes	67,660	120,732
Income taxes	25,034	40,114
Net income from continuing operations	42,626	80,618
Loss from discontinued operations, net of income tax	(5,954)	(16,891)
Net income	$36,672	$63,727
Earnings (loss) per share information:
Basic:
Continuing operations	$0.27	$0.51
Discontinued operations	(0.04)	(0.11)
Basic earnings per share	$0.23	$0.40
Diluted:
Continuing operations	$0.27	$0.51
Discontinued operations	(0.04)	(0.11)
Diluted earnings per share	$0.23	$0.40
Cash dividends per share	$0.08	$-
Weighted average common shares used in computing
earnings (loss) per share:
Basic	158,212	158,946
Incremental common shares from stock based compensation	2,700	1,487
Diluted	160,912	160,433

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2014 and 2013
(in thousands)
(unaudited)

	2014	2013
Net income	$36,672	$63,727
Unrealized net gain (loss) on available-for-sale securities, net of tax	64	(988)
Change in cumulative translation adjustment, net of tax	1,327	(11,362)
Comprehensive income	$38,063	$51,377

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2014 and 2013
(in thousands)
(unaudited)
	2014	2013
Cash flows from operating activities:
Net income	$36,672	$63,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	165,288	149,634
Deferred income taxes	6,495	19,724
Stock based compensation expense	11,116	7,979
Amortization of debt issuance costs	2,071	2,394
Other reconciling items, net	(7,593)	(585)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,035)	17,343
Inventory and other current assets	(605)	(26,431)
Accounts payable	7,498	3,327
Accrued expenses	(8,485)	(11,504)
Income taxes	8,603	(115,007)
Other, net	(8,085)	26,120
Net cash provided by operating activities	207,940	136,721
Cash flows from investing activities:
Payments for capital expenditures	(159,768)	(157,715)
Acquisitions of businesses, net of cash acquired	(2,079)	(23,797)
Other	2,974	305
Net cash used in investing activities	(158,873)	(181,207)
Cash flows from financing activities:
Proceeds from revolving line of credit	5,624	196,350
Payments on revolving line of credit	(5,624)	(161,350)
Principal payments on long-term debt	(5,000)	(5,000)
Purchase and retirement of common stock	(82,291)	-
Cash dividends	(12,689)	-
Proceeds from exercise of stock options	5,047	5,100
Other	(4,298)	(2,165)
Net cash provided by (used in) financing activities	(99,231)	32,935
Effect of exchange rate changes on cash	(35)	(2,573)
Net decrease in cash and cash equivalents	(50,199)	(14,124)
Cash and cash equivalents at beginning of period	196,047	91,199
Cash and cash equivalents at end of period	$145,848	$77,075

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014

(1)Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures that are made are adequate to make the information presented not misleading.  These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three months ended March 31, 2014 and 2013 has not been audited.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein.  The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.  Certain previously reported amounts have been reclassified to conform to the 2014 presentation.

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

The Company evaluates events that occur after the balance sheet date but before the financial statements are issued for potential recognition or disclosure.  Based on the evaluation, the Company determined that there were no material subsequent events for recognition or disclosure other than those disclosed herein.

(2)Discontinued Operations

During the first quarter of 2014, the Company conducted a strategic review and analysis of its subsea construction business.  As of March 31, 2014, the Company was committed to sell its subsea construction business, which is expected to be completed within a year.

During the first quarter of 2014, the Company also made a decision to discontinue its conventional decommissioning business.  As of March 31, 2014, the Company was committed to sell the assets and exit that business.  The disposition of the assets is expected to be completed within a year.

The subsea construction and conventional decommissioning businesses were included in the Technical Solutions segment, formerly referred to as the Subsea and Technical Solutions segment.  As of March 31, 2014, the assets and liabilities of these businesses were classified as held for sale.  For the three months ended March 31, 2014 and 2013, the results of operations of these businesses were reported as discontinued operations in the consolidated statements of operations.

The following summarizes certain financial information of the businesses reported as discontinued operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues	$39,002	$48,607

Loss from discontinued operations, net of tax benefit of $2,758 and
$2,687, respectively	(5,954)	(16,891)

The following summarizes the assets and liabilities related to the discontinued operations (in thousands):

	March 31, 2014	December 31, 2013
Accounts receivable, net	$30,351	$26,858
Prepaid expenses	7,848	8,164
Inventory and other current assets	64,577	63,618
Current assets	$102,776	$98,640
Property, plant and equipment, net	213,893	217,089
Intangible and other long-term assets, net	4,815	4,854
Long-term assets	$218,708	$221,943
Accounts payable	$16,121	$13,449
Accrued expenses	48,025	52,133
Current liabilities	$64,146	$65,582
Other long-term liabilities	$20,307	$21,801

Assets and liabilities held for sale include a capital lease for a dynamically positioned subsea vessel.  The amount of the asset and liability under this capital lease is recorded at the present value of the lease payments.  The vessel’s gross asset value under the capital lease was approximately $37.6 million at inception and accumulated depreciation through March 31, 2014 and December 31, 2013 was approximately $17.4 million and $16.4 million, respectively.  As of March 31, 2014, $20.3 million of other long-term liabilities and $4.3 million of accounts payable related to this capital lease were included in the liabilities held for sale.  As of December 31, 2013, $21.4 million was included in other long-term liabilities and $4.2 million was included in accounts payable related to this capital lease.

(3)Acquisitions

In March 2013, the Company acquired 100% of the equity interest in a company that provides cementing services to oil and gas companies in Colombia.  The Company paid approximately $20.4 million at closing and repaid $3.0 million of the acquired company’s debt.  During the three months ended March 31, 2014, the Company paid $2.1 million as a result of a post-closing process to reconcile the net working capital of the acquired company and settlement of certain liabilities.  The Company will pay up to an additional $1.7 million over the next twelve months, subject to the settlement of certain liabilities.  Goodwill of approximately $15.1 million was recognized as a result of this acquisition and was calculated as the excess of the consideration paid over the net assets recognized and represents estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill related to this acquisition will be deductible for tax purposes. All of the goodwill was assigned to the Production Services segment.

(4)Accelerated Share Repurchase Program

In March 2014, the Company entered into an accelerated share repurchase program with a third-party financial institution to purchase $75.0 million of the Company’s outstanding common stock.  The Company paid $75.0 million and received and retired an initial delivery of 1,899,055 shares, estimated to be approximately 75% of the total number of shares to be repurchased under the agreement.  The value of the initial shares received on the date of purchase was $56.3 million, reflecting a $29.62 price per share. The Company recorded the remaining $18.7 million as a forward contract indexed to its own common stock in additional paid-in capital.  In April 2014, the accelerated share repurchase program was completed and the Company received and retired 633,485 additional shares.

(5)Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding excludes the shares of non-vested restricted stock that were assumed by the Company as a result of the acquisition of Complete Production Services, Inc. (Complete).  Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options, conversion of restricted stock units and the vesting of outstanding restricted stock issued in the acquisition of Complete.

Stock options for approximately 1,600,000 and 1,900,000 shares of the Company’s common stock for the three months ended March 31, 2014 and 2013, respectively, were excluded in the computation of diluted earnings per share for these periods as the effect would have been anti-dilutive.

(6)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants).  Under the stock incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.  The Company’s total compensation expense related to these plans was approximately $11.4 million and $9.0 million for the three months ended March 31, 2014 and 2013, respectively, which is reflected in general and administrative expenses.

(7)Inventory and Other Current Assets

Inventory and other current assets includes approximately $169.0 million and $162.9 million of inventory as of March 31, 2014 and December 31, 2013, respectively.    Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process.  Supplies and consumables consist principally of products used in our services provided to customers. The components of the inventory balances are as follows (in thousands):

	March 31, 2014	December 31, 2013
Finished goods	$70,369	$65,621
Raw materials	33,301	20,764
Work-in-process	22,351	20,064
Supplies and consumables	42,974	56,470
Total	$168,995	$162,919

Inventory and other current assets also includes approximately  $8.9 million and $8.8 million of available-for-sale securities recorded at fair value as of March 31, 2014 and December 31, 2013, respectively. These available-for-sale securities constitute approximately 1.4 million shares of SandRidge Energy, Inc. (SandRidge) common stock held by the Company as of March 31, 2014 and December 31, 2013.

The following table summarizes the components of unrealized gains and losses, net of tax included in comprehensive income (loss) related to changes in the fair value of available-for-sale securities (in thousands):

	Three Months Ended March 31,
	2014	2013
Unrealized gain (loss) on available-for-sale securities	$102	$(1,568)
Tax (benefit) expense	38	(580)
Unrealized net gain (loss) on available-for-sale securities, net of tax	$64	$(988)

The Company evaluates whether unrealized losses on investments in available-for-sale securities are other-than-temporary, and if it is believed the unrealized losses are other-than-temporary, an impairment charge is recorded. There were no other-than-temporary impairment losses recognized during the three months ended March 31, 2014 and 2013.

(8)Debt

Credit Facility

The Company has a $1.0 billion bank credit facility, comprised of a $600 million revolving credit facility and a $400 million term loan.  The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, which began on June 30, 2012.  As of March 31, 2014, the Company had $360 million outstanding under the term loan.  As of March 31, 2014, the Company had no amounts outstanding under the revolving portion of its credit facility.  The Company had approximately $47.5 million of letters of credit outstanding, which reduce the Company’s borrowing availability under the revolving portion of the credit facility.

All amounts outstanding under the bank credit facility are due on February 7, 2017.  Amounts borrowed under the credit facility bear interest at LIBOR plus margins that depend on the Company’s leverage ratio.  Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of the Company’s principal domestic subsidiaries.

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

(9)Decommissioning Liabilities

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

The Company has decommissioning liabilities associated with a platform and related assets which consist of costs related to the plugging of wells, the removal of the related facilities and equipment, and site restoration.  Whenever practical, the Company utilizes its own equipment and labor services to perform well abandonment and decommissioning work.  When the Company performs these services, all recorded intercompany revenues and related costs of services are eliminated in the condensed consolidated financial statements.  The recorded decommissioning liability associated with a specific property is fully extinguished when the property is abandoned.  The recorded liability is first reduced by all cash expenses incurred to abandon and decommission the property.  If the recorded liability exceeds (or is less than) the Company’s total costs, then the difference is reported as an increase or decrease in revenue during the period in which the work is performed.

The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liabilities have changed materially.  The Company reviews its estimates for the timing of these expenditures on a quarterly basis.

The following table summarizes the activity for the Company’s decommissioning liabilities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Decommissioning liabilities, December 31, 2013 and 2012, respectively	$83,519	$93,053
Liabilities acquired and incurred	-	360
Liabilities settled	-	(87)
Accretion	1,133	1,239
Total decommissioning liabilities, March 31, 2014 and 2013 , respectively	$84,652	$94,565

(10) Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company towards the abandonment of the acquired property.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totaled $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities.  The Company recorded interest income related to notes receivable of $0.4 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.

(11) Segment Information

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

For the three months ended March 31, 2014 and 2013, operating results for the Company’s subsea construction and conventional decommissioning businesses are reported in discontinued operations (see note 2).  As a result, the Subsea and Technical Solutions segment was renamed the Technical Solutions segment to more specifically reflect the focus of this segment.  The Technical Solutions segment provides services typically requiring specialized engineering, manufacturing or project planning, including well control services, well containment systems, stimulation and sand control services and well plug and abandonment services. It also includes production handling arrangements and the production and sale of oil and gas.

Summarized financial information for the Company’s segments for the three months ended March 31, 2014 and 2013 is shown in the following tables (in thousands):

Three Months Ended March 31, 2014

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$220,210	$389,877	$321,235	$130,096	$-	$1,061,418
Cost of services
(exclusive of items shown separately below)	67,152	284,235	227,225	72,993	-	651,605
Depreciation, depletion, amortization and accretion	45,017	60,604	41,808	14,889		162,318
General and administrative expenses	41,160	38,968	47,188	28,603	-	155,919
Income from operations	66,881	6,070	5,014	13,611	-	91,576
Interest expense, net	-	-	-	365	(24,246)	(23,881)
Other expense	-	-	-	-	(35)	(35)
Income (loss) from continuing operations
before income taxes	$66,881	$6,070	$5,014	$13,976	$(24,281)	$67,660

Three Months Ended March 31, 2013

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$193,979	$425,983	$367,397	$99,513	$-	$1,086,872
Cost of services
(exclusive of items shown separately below)	64,645	281,739	253,055	52,155	-	651,594
Depreciation, depletion, amortization and accretion	41,344	53,822	41,877	7,921	-	144,964
General and administrative expenses	31,796	41,187	48,771	24,142	-	145,896
Income from operations	56,194	49,235	23,694	15,295	-	144,418
Interest expense, net	-	-	-	720	(28,981)	(28,261)
Other income	-	-	-	-	4,575	4,575
Income (loss) from continuing operations
before income taxes	$56,194	$49,235	$23,694	$16,015	$(24,406)	$120,732

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
March 31, 2014	$1,216,491	$2,938,089	$2,131,191	$1,062,257	$-	$7,348,028
December 31, 2013	$1,245,501	$2,973,916	$2,176,785	$1,015,105	$-	$7,411,307

As of March 31, 2014, the Technical Solutions segment included $321.5 million of identifiable assets of the subsea construction and conventional decommissioning businesses that were classified as assets held for sale on the consolidated balance sheet.

Geographic Segments

The Company attributes revenue to various countries based on the location of where services are performed or the destination of the drilling products or equipment sold or leased.  Long-lived assets consist primarily of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period.  As of March 31, 2014, the assets of the subsea construction and conventional decommissioning businesses were classified as assets held for sale on the consolidated balance sheet.  The Company’s revenue by geographic area for the three months ended March 31, 2014 and 2013 and long-lived assets by geographic area as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

Revenues:
	Three Months Ended March 31,
	2014	2013
United States	$892,319	$919,655
Other Countries	169,099	167,217
Total	$1,061,418	$1,086,872

Long-Lived Assets:
	March 31, 2014	December 31, 2013
United States	$2,444,256	$2,476,792
Other Countries	335,089	525,402
Total, net	$2,779,345	$3,002,194

(12)  Guarantee

In accordance with authoritative guidance related to guarantees, the Company has assigned an estimated value of $2.6 million as of March 31, 2014 and December 31, 2013 related to decommissioning activities in connection with oil and gas properties acquired by its former subsidiary, SPN Resources, prior to its sale to Dynamic Offshore.  The guarantee is reflected in other long-term liabilities.  The Company believes that the likelihood of being required to perform these guarantees is remote.  In the unlikely event of default on any remaining decommissioning liabilities, the total maximum potential obligation under these guarantees is estimated to be approximately $98.1 million, net of the contractual right to receive payments from third parties, which is approximately $24.6 million, as of March 31, 2014.  The total maximum potential obligation will decrease over time as the underlying obligations are fulfilled.

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

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2014	Level 1	Level 2	Level 3
Inventory and other current assets
Available-for-sale securities	$8,919	$8,919	-	-
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$11,779	$342	$11,437	-
Interest rate swaps	$973	-	$973	-
Accounts payable
Non-qualified deferred compensation liabilities	$1,788	-	$1,788	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$14,172	-	$14,172	-

	December 31, 2013	Level 1	Level 2	Level 3
Inventory and other current assets
Available-for-sale securities	$8,817	$8,817	-	-
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$13,731	$2,330	$11,401	-
Interest rate swap	$337	-	$337	-
Accounts payable
Non-qualified deferred compensation liabilities	$1,944	-	$1,944	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$14,986	-	$14,986	-

Available-for-sale securities is comprised of approximately 1.4 million shares of SandRidge common stock.  The securities are reported at fair value based on the closing price of the shares as reported on the New York Stock Exchange (see note 7).

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

The Company has three interest rate swap agreements related to its fixed rate debt maturing in 2021 for notional amounts of $100 million each, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and is obligated to make semi-annual interest payments at floating rates, which are adjusted every 90 days, based on LIBOR plus a fixed margin. The swap agreements, scheduled to terminate on December 15, 2021, are designated as fair value hedges of a portion of the Company’s 7 1/8% senior notes, as the derivatives have been tested to be highly effective in offsetting changes in the fair value of the underlying note.  As these derivatives are classified as fair value hedges, the changes in the fair value of the derivatives are offset against the changes in the fair value of the underlying note in interest expense, net (see note 14).

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts.  The fair value of the Company’s long-term debt was approximately $1,786.7 million and $1,789.0 million as of March 31, 2014 and December 31, 2013, respectively.  The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

(14)    Derivative Financial Instruments

From time to time, the Company may employ interest rate swaps in an attempt to achieve a more balanced debt portfolio.  The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has three interest rate swaps for notional amounts of $100 million each related to its 7 1/8% senior notes maturing in December 2021.  These interest rate swaps are accounted for as fair value hedges since the swaps hedge against the change in fair value of fixed rate debt resulting from changes in interest rates.  The Company recorded a derivative asset relating to these swaps of $0.9 million and $0.3 million within intangible and other long term assets in the consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

The changes in fair value of the interest rate swaps are included in the adjustments to reconcile net income to net cash provided by operating activities in the consolidated statement of cash flows. The effect and location of the derivative instruments in the condensed consolidated statement of operations, presented on a pre-tax basis, are as follows (in thousands):

		Three Months Ended March 31,
Effect of derivative instrument	Location of (gain) loss recognized	2014	2013
Interest rate swap	Interest expense, net	$(4,084)	$1,063
Hedged item - debt	Interest expense, net	3,448	(1,191)
		$(636)	$(128)

For the three months ended March 31, 2014 and 2013, approximately $0.6 million and $0.1 million of interest income, respectively, was related to the ineffectiveness associated with these fair value hedges.  Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

(15)    Income Taxes

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.  The Company had approximately $29.9 million of unrecorded tax benefits as of March 31, 2014 and December 31, 2013, all of which would impact the Company’s effective tax rate if recognized.

(16)  Related Party Disclosures

The Company purchases services, products and equipment, as well as leases certain facilities, from companies affiliated with an officer of one of its subsidiaries.  The Company believes the transactions reflected below with these related parties are on terms and conditions no less favorable to the Company than transactions with unaffiliated parties.  For the three months ended March 31, 2014 and 2013, these purchases totaled approximately $53.1 million and $45.4 million, respectively.  For the three months ended March 31, 2014, approximately $20.4 million was purchased from ORTEQ Energy Services, a heavy equipment construction company which also manufactures pressure pumping equipment, approximately $0.6 million was purchased from Ortowski Construction, primarily related to the manufacture of pressure pumping units, approximately $3.4 million was paid to Resource Transport, LLC, related to the transportation of sand used in pressure pumping activities, approximately $17.7 million was purchased from Texas Specialty Sands, LLC, primarily for the purchase of sand used for pressure pumping activities, approximately $10.0 million was purchased from ProFuel, LLC, primarily related to the purchase of diesel used to operate equipment and trucks and approximately $1.0 million was related to facilities leased from Timber Creek Real Estate Partners.  For the three months ended March 31, 2013, approximately $16.0 million was purchased from ORTEQ Energy Services, approximately $0.1 million was purchased from Ortowski Construction, approximately $4.0 million was paid to Resource Transport, LLC, approximately $19.8 million was purchased from Texas Specialty Sands, LLC, approximately $5.3 million was purchased from ProFuel, LLC and approximately $0.2 million was related to facilities leased from Timber Creek Real Estate Partners.

As of March 31, 2014, the Company’s trade accounts payable includes amounts due to these companies totaling approximately $21.4 million, of which approximately $7.7 million was due ORTEQ Energy Services, approximately $1.6 million was due Resource Transport, LLC, approximately $9.3 million was due Texas Specialty Sands, LLC, approximately $2.1 million was due ProFuel, LLC and approximately $0.7 million was due Timber Creek Real Estate Partners.  As of December 31, 2013, the Company’s trade accounts payable includes amounts due to these companies totaling approximately $14.6 million, of which approximately $7.8 million was due ORTEQ Energy Services, approximately $0.9 million was due Resource Transport, LLC, approximately $2.0 million was due Texas Specialty Sands, LLC, approximately $2.6 million was due ProFuel, LLC and approximately $1.3 million was due Timber Creek Real Estate Partners.

The Company’s President and Chief Executive Officer serves as an independent director of the board of Linn Energy, LLC (Linn), an independent oil and gas development company with focus areas in the Rockies, Mid-Continent, the Hugoton Basin, California, the Permian Basin, Michigan, Illinois and east Texas.  The Company recorded revenues from Linn and its subsidiaries of approximately $6.0 million and $6.8 million for the three months ended March 31, 2014 and 2013, respectively.  The Company had trade receivables from Linn and its subsidiaries of approximately $2.6 million and $2.9 million as of March 31, 2014 and December 31, 2013, respectively.

(17)  Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued updated accounting guidance that changes the definition of discontinued operations.  The guidance permits only those disposed components (or components held-for-sale) representing a strategic shift that have (or will have) a major effect on operations and financial results to be reported in discontinued operations.  The accounting guidance is effective prospectively for disposals (or classifications as held-for-sale) that occur after December 31, 2014.  The Company elected not to early adopt the accounting guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties.  Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words.    All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current market and industry conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include, but are not limited to: risks inherent in acquiring businesses, the effect of regulatory programs and environmental matters on our performance, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping services; risks associated with business growth outpacing the capabilities of our infrastructure and workforce; risks associated with the uncertainty of macroeconomic and business conditions worldwide; the cyclical nature and volatility of the oil and gas industry, including the level of exploration, production and development activity and the volatility of oil and gas prices; changes in competitive factors affecting our operations; political, economic and other risks and uncertainties associated with international operations; the impact that unfavorable or unusual weather conditions could have on our operations; the potential shortage of skilled workers; our dependence on certain customers; the risks inherent in long-term fixed-price contracts; and, operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage. These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, including for example the market prices of oil and natural gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business plans that could or will affect our results. We undertake no obligation to update any of our forward-looking statements and we do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Executive Summary

For the three months ended March 31, 2014, revenue was $1,061.4 million and income from continuing operations was $42.6 million, or $0.27 diluted earnings per share.  Net income was $36.7 million, or $0.23 diluted earnings per share.

During the first quarter of 2014, based on a strategic review and analysis conducted during the quarter, we determined to sell our subsea construction business and discontinue participating in the conventional decommissioning business.  The operating results of these businesses are included in the discontinued operations on the consolidated statements of operations.  As a result, the Subsea and Technical Solutions segment was renamed the Technical Solutions segment to more specifically reflect the focus of this segment.

First quarter 2014 revenue for the Drilling Products and Services segment was $220.2 million, as compared to $223.6 million in the fourth quarter of 2013, a 2% sequential decrease. On a sequential basis, Gulf of Mexico market revenue increased 11% to $101.4 million, which was offset by a 21% decline in international market revenue to $51.4 million. U.S. land market revenue was unchanged at $67.4 million. Gulf of Mexico market revenue was higher due to increased demand for premium drill pipe and accommodations. The primary drivers of the lower international revenue were lower premium drill pipe rentals in the North Sea and accommodations rentals in Latin America.

Revenue for the three months ended March 31, 2014 in our Onshore Completion and Workover Services segment was $389.9 million, as compared to $374.5 million in the fourth quarter of 2013, a 4% sequential increase.  All of this segment’s revenue is derived from the U.S. land market area.  On a sequential basis, revenue increased in fluid management services, which more than offset small declines in revenue from pressure pumping and well service rigs. The increase in fluid management revenue was primarily associated with increased demand for heating-related activity.

First quarter 2014 revenue in our Production Services segment decreased 8% sequentially to $321.2 million, as compared to $349.4 million in the fourth quarter of 2013.  Revenue in the Gulf of Mexico market area decreased 28% to $34.6 million as seasonal factors led to declines in coiled tubing, wireline and hydraulic workover and snubbing services. U.S. land revenue decreased 6% sequentially to $202.3 million primarily due to reduced activity for coiled tubing, remedial pumping and hydraulic workover and snubbing services.  Revenue from international market areas decreased 3% sequentially to $84.3 million primarily due to a decline in hydraulic workover and snubbing activity, partially offset by an increase in remedial pumping in Latin America.

First quarter 2014 revenue in our Technical Solutions segment increased to $130.1 million, which represents a 1% sequential increase from fourth quarter 2013 revenue of $128.2 million.  U.S. land market revenue increased 28% sequentially to $21.8 million primarily due to an increase in demand for completion tools and products and increase in well control work.    Gulf of Mexico market revenue decreased 5% sequentially to $74.9 million due to a reduction in well control work following the completion of large projects in the prior quarter. International market revenue increased 3% sequentially to $33.4 million as a result of an increase in well control work.

Comparison of the Results of Operations for the Three Months Ended March 31, 2014 and 2013

For the three months ended March 31, 2014, our revenues were $1,061.4 million, resulting in income from continuing operations of $42.6 million, or $0.27 diluted earnings per share from continuing operations.  For the three months ended March 31, 2013, revenues were $1,086.9 million and income from continuing operations was $80.6 million, or $0.51 diluted earnings per share from continuing operations.

The following table compares our operating results for the three months ended March 31, 2014 and 2013 (in thousands, except percentages).  Cost of services excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services
	2014	2013	Change	2014	%	2013	%	Change
Drilling Products and Services	$220,210	$193,979	$26,231	$67,152	30%	$64,645	33%	$2,507
Onshore Completion and
Workover Services	389,877	425,983	(36,106)	284,235	73%	281,739	66%	2,496
Production Services	321,235	367,397	(46,162)	227,225	71%	253,055	69%	(25,830)
Technical Solutions	130,096	99,513	30,583	72,993	56%	52,155	52%	20,838
Total	$1,061,418	$1,086,872	$(25,454)	$651,605	61%	$651,594	60%	$11

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 14% to $220.2 million for the three months ended March 31, 2014, as compared to $194.0 million for the same period in 2013.  Cost of services as a percentage of revenue decreased to 30% of segment revenue for the three months ended March 31, 2014, as compared to 33% in the same period in 2013.  Revenue from our Gulf of Mexico market area increased approximately 45% due to increases in most of our product lines within this segment, particularly premium drill pipe and specialty rentals.  Revenue generated from our international market areas increased 3% primarily due to increases in rentals of premium drill pipe.  These increases were partially offset by a 9% decrease in revenue derived from the U.S. land market area primarily due to decreased demand for premium drill pipe, which was partially offset by an increase in revenue from accommodations.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased by 8% to $389.9 million for the three months ended March 31, 2014, as compared to $426.0 million for the same period in 2013.  All of this segment’s revenue is derived from the U.S. land market area.  Revenue declined for our well service rig and pressure pumping businesses. These declines were partially offset by an increase in fluid management businesses. Cost of services as a percentage of revenue increased to 73% for the three months ended March 31, 2014 as compared to 66% in the same period in 2013.  The decline in revenue and increase in cost of services percentage is a result of competitive pressures existing in the U.S. land markets.

Production Services Segment

Revenue from our Production Services segment for the three months ended March 31, 2014 decreased by 13% to $321.2 million, as compared to $367.4 million for the same period in 2013.  Cost of services as a percentage of revenue increased to 71% from 69% in the first quarter of 2013.  Revenue derived from the Gulf of Mexico market area decreased 36% due to decreased demand for pressure control, hydraulic workover and snubbing and wireline services.  Revenue from international market areas decreased 13% primarily due to a decline in hydraulic workover and snubbing activity, partially offset by an increase in remedial pumping services in Latin America.  Revenue from the U.S. land market area decreased 7% as we experienced declines in coiled tubing, wireline, remedial pumping, and hydraulic workover and snubbing activity.  The decline in U.S. land market revenue and the increase in cost of services percentage are attributable a decline in general market conditions as a result of competitive pressures.

Technical Solutions Segment

Revenue from our Technical Solutions segment increased 31% to $130.1 million for the three months ended March 31, 2014, as compared to $99.5 million for the same period in 2013.  Cost of services increased to 56% of segment revenue from 52% in the first quarter of 2013.  Revenue in our international market areas increased 64% as a result of an increase in well control work.  Revenue in our Gulf of Mexico market area increased 19% year over year primarily due to an increase in completion tools and products.  Revenue in our U.S. land market area increased 34% primarily due to an increase in completion tools and products.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $162.3 million in the three months ended March 31, 2014 from $145.0 million for the same period in 2013.  Depreciation and amortization expense increased for our Drilling Products and Services segment by $3.7 million, or 9%, due to 2013 and 2014 capital expenditures.  Depreciation and amortization expense for our Onshore Completion and Workover Services segment increased by $6.8 million, or 13%, due to 2013 and 2014 capital expenditures.  Depreciation and amortization expense for our Production Services segment remained unchanged.  Depreciation, depletion, amortization and accretion expense for our Technical Solutions segment for the three months ended March 31, 2014 increased by approximately $7 million, or 88%, primarily due to 2013 and 2014 capital expenditures.

General and Administrative Expenses

General and administrative expenses were $155.9 million for the three months March 31, 2014 as compared to $145.9 million for the same period in 2013. The increase is primarily attributable to an increase in employee-related expenses, professional fees and expanding infrastructure.

Discontinued Operations

Discontinued operations include operating results for both our subsea construction and conventional decommissioning businesses.  Losses from discontinued operations, net of tax, were $6.0 million for the three months ended March 31, 2014 as compared to $16.9 million for the same period in 2013.

Liquidity and Capital Resources

In the three months ended March 31, 2014, we generated net cash from operating activities of $207.9 million, as compared to $136.7 million in the same period of 2013.  Our primary liquidity needs are for working capital and to fund capital expenditures, debt service, dividend payments, share repurchases and acquisitions.  Our primary sources of liquidity are cash flows from operations and available borrowings under the revolving portion of our credit facility.  We had cash and cash equivalents of $145.8 million as of March 31, 2014, compared to $196.0 million as of December 31, 2013.  As of March 31, 2014, approximately $103.9 million of our cash balance was held outside the U.S.  Cash balances held in foreign jurisdictions can be repatriated to the U.S.; however, they would be subject to federal income taxes, less applicable foreign tax credits.  The Company has not provided U.S. income tax expense on earnings of its foreign subsidiaries because it expects to reinvest the undistributed earnings indefinitely.

We spent $159.8 million of cash on capital additions during the three months ended March 31, 2014.  Approximately $33.0 million, $20.9 million and $21.7 million was used to expand and maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Technical Solutions segments, respectively, and approximately $84.2 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory.

We have a $1.0 billion bank credit facility which is comprised of a $600 million revolving portion and a $400 million term loan.  The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter.  As of March 31, 2014, we had $360 million outstanding under the term loan. As of March 31, 2014, we had no amounts outstanding under the revolving portion of our credit facility and approximately $47.5 million of letters of credit outstanding, which reduce our borrowing capacity under this portion of the credit facility.  As of May 1, 2014, we had no amounts outstanding under the revolving portion of our credit facility, and approximately $47.2 million of letters of credit outstanding.  All amounts outstanding under the bank credit facility are due on February 7, 2017.  Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our leverage ratio.  Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries.  The credit facility contains customary events of default and requires that we satisfy various financial covenants.  As of March 31, 2014,  we were in compliance with all such covenants.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019.  The indenture contains customary events of default and requires that we satisfy various covenants. As of March 31, 2014, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021.  The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15th and  December 15th of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants. As of March 31, 2014, we were in compliance with all such covenants.

We currently believe that we will spend approximately $440 million to $490 million on capital expenditures, excluding acquisitions, during the remaining nine months of 2014.  We believe that our current working capital, cash generated from our operations and availability under the revolving portion of our credit facility will provide sufficient funds for our identified capital projects.

We continue to focus on operational efficiency and returning cash to shareholders.  As of May 1, 2014, we have repurchased $82.3 million of our common stock under a share repurchase program and paid $12.7 million of dividends to stockholders on February 19, 2014.  In April 2014, we declared a quarterly dividend of $0.08 per share on our outstanding common stock, which will be paid on May 21, 2014.

We intend to continue implementing our growth strategy of increasing our scope of services through both internal growth and strategic acquisitions.  We expect to continue to make the capital expenditures required to implement our growth strategy in amounts consistent with the amount of cash generated from our operating activities.

Off-Balance Sheet Financing Arrangements

We have no off-balance sheet financing arrangements other than a guarantee on the performance of certain decommissioning liabilities, (see note 12 to our condensed consolidated financial statements).  We do not have any other financing arrangements that are not required under U.S. generally accepted accounting principles to be reflected in our financial statements.

Hedging Activities

We have three interest rate swap agreements for notional amounts of $100 million each related to our 7 1/8% senior notes maturing in December 2021, whereby we are entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and are obligated to make semi-annual interest payments at variable rates.   The variable interest rates, which are adjusted every 90 days, are based on LIBOR plus a fixed margin and are scheduled to terminate on December 15, 2021.

Recently Issued Accounting Pronouncements

See Part I, Item 1, “Financial Statements – Note 17 – Recently Issued Accounting Pronouncements.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with foreign currency fluctuations and changes in interest rates.  A discussion of our market risk exposure in financial instruments follows.

Foreign Currency Exchange Rates Risk

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading purposes.  As of March 31, 2014, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

As of March 31, 2014, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Term loan due 2017	$-	$360,000
6 3/8 % Senior notes due 2019	500,000	-
7 1/8% Senior notes due 2021	500,000	300,000
Other	1,242	-
Total Debt	$1,001,242	$660,000

Based on the amount of this debt outstanding as of March 31, 2014, a 10% increase in the variable interest rate would have increased our interest expense for the three months ended March 31, 2014 by approximately $0.6 million, while a 10% decrease would have decreased our interest expense by approximately $0.6 million.

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

b.

Changes in internal control.  There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3) (4)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2) (3) (4)
January 1 - 31, 2014	508,534	$25.22	293,900	$382,067,461
February 1 - 28, 2014	4,168	$24.36	-	$382,067,461
March 1 - 31, 2014	1,904,311	$29.62	1,899,055	$325,817,452
Total	2,417,013	$28.69	2,192,955	$325,817,452

(1)	Through our stock incentive plans, 224,058 shares of our common stock were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock.
(2)	On October 14, 2013, we announced that our Board of Directors authorized a $400 million share repurchase program of our common stock, which will expire on December 31, 2015.
(3)	We repurchased 293,900 shares of our common stock for a total cost of $7.3 million at an average price of $24.83 per share.
(4)

In March 2014, we entered into an accelerated share repurchase program with a third party financial institution pursuant to which we paid $75 million and received an initial delivery of 1,899,055 shares, valued as of the date of purchase at $56.3 million. In April 2014, the accelerated share repurchase program was completed and we received an additional 633,485 shares of our common stock.  As of May 1, 2014, $307,067,461 was available under the $400 million share repurchase program.

Item 6.   Exhibits

(a)	The following exhibits are filed with this Form 10-Q:

Exhibit No.	Description
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

SUPERIOR ENERGY SERVICES, INC.

Date:	May 2, 2014	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)