Form 10-Q
period 2014-06-30
SUPERIOR ENERGY SERVICES INC
filed 2014-08-05
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of the registrant’s common stock outstanding on August 1, 2014 was 154,681,616.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended June  30, 2014

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(in thousands, except share data)
	6/30/2014	12/31/2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$201,653	$196,047
Accounts receivable, net of allowance for doubtful accounts of $26,707 and
$31,030 as of June 30, 2014 and December 31, 2013, respectively	925,901	937,195
Income taxes receivable	-	5,532
Deferred income taxes	11,717	8,785
Prepaid expenses	76,571	70,421
Inventory and other current assets	178,470	258,449
Assets held for sale	325,153	-
Total current assets	1,719,465	1,476,429
Property, plant and equipment, net of accumulated depreciation and depletion of $2,039,017 and $1,827,011 as of June 30, 2014 and December 31, 2013, respectively	2,754,244	3,002,194
Goodwill	2,459,137	2,458,109
Notes receivable	25,155	23,708
Intangible and other long-term assets, net of accumulated amortization of $101,841 and $84,567 as of June 30, 2014 and December 31, 2013, respectively	428,183	450,867
Total assets	$7,386,184	$7,411,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$175,294	$216,029
Accrued expenses	321,440	376,049
Income taxes payable	22,711	-
Current maturities of long-term debt	20,000	20,000
Current portion of decommissioning liabilities	-	27,322
Liabilities held for sale	89,117	-
Total current liabilities	628,562	639,400
Deferred income taxes	719,287	736,080
Decommissioning liabilities	85,620	56,197
Long-term debt, net	1,636,229	1,646,535
Other long-term liabilities	167,009	201,651
Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized, 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value.
Authorized - 250,000,000, Issued - 155,939,641, Outstanding - 156,002,160 as of June 30, 2014 Authorized - 250,000,000, Issued - 158,976,784, Outstanding - 159,158,022 as of December 31, 2013	156	159
Additional paid in capital	2,785,700	2,873,579
Accumulated other comprehensive loss, net	(10,628)	(17,500)
Retained earnings	1,374,249	1,275,206
Total stockholders’ equity	4,149,477	4,131,444
Total liabilities and stockholders’ equity	$7,386,184	$7,411,307

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2014 and 2013
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	2014	2013	2014	2013
Revenues:
Services	$836,666	$854,606	$1,639,005	$1,703,851
Rentals	270,886	236,523	529,965	474,150
Total revenues	1,107,552	1,091,129	2,168,970	2,178,001
Costs and expenses:
Cost of services (exclusive of items shown separately below)	552,411	560,565	1,106,173	1,124,632
Cost of rentals (exclusive of items shown separately below)	97,882	86,139	195,725	173,666
Depreciation, depletion, amortization and accretion	160,965	149,440	323,283	294,404
General and administrative expenses	146,853	147,552	302,772	293,448
Income from operations	149,441	147,433	241,017	291,851
Other income (expense):
Interest expense, net	(24,560)	(27,785)	(48,441)	(56,046)
Other income (expense)	606	(2,837)	571	1,738
Loss on early extinguishment of debt	-	(884)	-	(884)
Income from continuing operations before income taxes	125,487	115,927	193,147	236,659
Income taxes	46,430	41,848	71,464	81,962
Net income from continuing operations	79,057	74,079	121,683	154,697
Loss from discontinued operations, net of income tax	(3,895)	(5,520)	(9,849)	(22,411)
Net income	$75,162	$68,559	$111,834	$132,286
Earnings (loss) per share information:
Basic:
Continuing operations	$0.51	$0.46	$0.77	$0.97
Discontinued operations	(0.03)	(0.03)	(0.06)	(0.14)
Basic earnings per share	$0.48	$0.43	$0.71	$0.83
Diluted:
Continuing operations	$0.50	$0.46	$0.76	$0.96
Discontinued operations	(0.03)	(0.03)	(0.06)	(0.14)
Diluted earnings per share	$0.47	$0.43	$0.70	$0.82
Cash dividends per share	$0.08	$-	$0.16	$-
Weighted average common shares used in computing
earnings (loss) per share:
Basic	156,399	159,337	157,302	159,142
Incremental common shares from stock based compensation	2,702	1,593	2,692	1,626
Diluted	159,101	160,930	159,994	160,768

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2014 and 2013
(in thousands)
(unaudited)

	Three Months		Six Months
	2014	2013	2014	2013
Net income	$75,162	$68,559	$111,834	$132,286
Unrealized net loss on available-for-sale securities, net of tax	-	(467)	-	(1,455)
Reclassification adjustment, net of tax	1,089	-	1,153	-
Change in cumulative translation adjustment, net of tax	4,392	(1,783)	5,719	(13,145)
Comprehensive income	$80,643	$66,309	$118,706	$117,686

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013
(in thousands)
(unaudited)
	2014	2013
Cash flows from operating activities:
Net income	$111,834	$132,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	324,671	304,621
Loss on early extinguishment of debt	-	884
Deferred income taxes	(10,769)	26,188
Stock based compensation expense	22,118	17,417
Amortization of debt issuance costs	4,113	4,691
Other reconciling items, net	(20,047)	(3,424)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(30,287)	(3,865)
Inventory and other current assets	17,041	(27,291)
Accounts payable	6,367	(2,807)
Accrued expenses	(7,570)	(15,013)
Income taxes	28,014	(117,514)
Other, net	(5,740)	29,178
Net cash provided by operating activities	439,745	345,351
Cash flows from investing activities:
Payments for capital expenditures	(315,233)	(334,708)
Sale of available-for-sale securities	10,622	-
Acquisitions of businesses, net of cash acquired	(2,079)	(23,797)
Cash proceeds from insurance settlement	-	22,650
Other	11,944	2,130
Net cash used in investing activities	(294,746)	(333,725)
Cash flows from financing activities:
Proceeds from revolving line of credit	7,562	426,554
Payments on revolving line of credit	(7,562)	(301,554)
Principal payments on long-term debt	(10,000)	(160,000)
Purchase and retirement of common stock	(116,539)	-
Cash dividends	(25,216)	-
Proceeds from exercise of stock options	10,328	5,546
Other	739	(2,365)
Net cash used in financing activities	(140,688)	(31,819)
Effect of exchange rate changes on cash	1,295	(5,607)
Net increase (decrease) in cash and cash equivalents	5,606	(25,800)
Cash and cash equivalents at beginning of period	196,047	91,199
Cash and cash equivalents at end of period	$201,653	$65,399

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2014

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

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and six months ended June 30, 2014 and 2013 has not been audited.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein.  The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.  Certain previously reported amounts have been reclassified to conform to the 2014 presentation.

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

(2)Discontinued Operations

During the first quarter of 2014, the Company conducted a strategic review and analysis of its subsea construction business.  As of June  30, 2014, the Company was committed to sell its subsea construction business, which is expected to be completed within a year.

During the first quarter of 2014, the Company also made a decision to discontinue its conventional decommissioning business.  As of June  30, 2014, the Company was committed to sell the assets and exit that business.  The disposition of the assets is expected to be completed within a year.

The subsea construction and conventional decommissioning businesses were included in the Technical Solutions segment, formerly referred to as the Subsea and Technical Solutions segment.  As of June 30, 2014, the assets and liabilities of these businesses were classified as held for sale.  For the three and six months ended June 30, 2014 and 2013, the results of operations of these businesses were reported as discontinued operations in the consolidated statements of operations.

The following summarizes certain financial information of the businesses reported as discontinued operations (in thousands):

	Three Months Ended June 30,
	2014	2013
Revenues	$38,524	$68,584

Loss from discontinued operations, net of tax benefit of $3,311 and $1,584, respectively	(3,895)	(5,520)

	Six Months Ended June 30,
	2014	2013
Revenues	$77,526	$117,190

Loss from discontinued operations, net of tax benefit of $6,068 and $4,271, respectively	(9,849)	(22,411)

The following summarizes the assets and liabilities related to the discontinued operations (in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable, net	$42,237	$26,858
Prepaid expenses	7,857	8,164
Inventory and other current assets	54,488	63,618
Current assets	$104,582	$98,640
Property, plant and equipment, net	216,152	217,089
Intangible and other long-term assets, net	4,419	4,854
Long-term assets	$220,571	$221,943
Accounts payable	$26,630	$13,449
Accrued expenses	43,308	52,133
Current liabilities	$69,938	$65,582
Other long-term liabilities	$19,179	$21,801

Assets and liabilities held for sale include a capital lease for a dynamically positioned subsea vessel.  The amount of the asset and liability under this capital lease is recorded at the present value of the lease payments.  The vessel’s gross asset value under the capital lease was approximately $37.6 million at inception and accumulated depreciation through June 30, 2014 and December 31, 2013 was approximately $17.4 million and $16.4 million, respectively.  As of June 30, 2014,  $19.2 million of other long-term liabilities and $4.4 million of accounts payable related to this capital lease were included in the liabilities held for sale.  As of December 31, 2013, $21.4 million was included in other long-term liabilities and $4.2 million was included in accounts payable related to this capital lease.

(3)Acquisitions

In March 2013, the Company acquired 100% of the equity interest in a company that provides cementing services to oil and gas companies in Colombia.  The Company paid approximately $20.4 million at closing and repaid $3.0 million of the acquired company’s debt.  During the six months ended June 30, 2014, the Company paid $2.1 million as a result of a post-closing process to reconcile the net working capital of the acquired company and settlement of certain liabilities.  The Company will pay up to an additional $1.7 million during the first half of 2015, subject to the settlement of certain liabilities.  Goodwill of approximately $15.1 million was recognized as a result of this acquisition and was calculated as the excess of the consideration paid over the net assets recognized and represents estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill related to this acquisition will be deductible for tax purposes. All of the goodwill was assigned to the Production Services segment.

(4)Accelerated Share Repurchase Program

In March 2014, the Company entered into an accelerated share repurchase program with a third-party financial institution to purchase $75.0 million of the Company’s outstanding common stock.  The Company paid $75.0 million and received and retired an initial delivery of 1,899,055 shares that represented approximately 75% of the total number of shares repurchased under the agreement.  The value of the initial shares received on the date of purchase was $56.3 million, reflecting a $29.62 price per share. The Company recorded the remaining $18.7 million as a forward contract indexed to its own common stock in additional paid-in capital.  In April 2014, the accelerated share repurchase program was completed and the Company received and retired 633,485 additional shares.

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

Stock options for approximately 550,000 and 1,230,000 shares of the Company’s common stock for the three months ended June 30, 2014 and 2013, respectively, and approximately 1,220,000 and 1,200,000 shares of the Company’s common stock for the six months ended June 30, 2014 and 2013, respectively, were excluded in the computation of diluted earnings per share for these periods as the effect would have been anti-dilutive.

(6)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants).  Under the stock incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.  The Company’s total compensation expense related to these plans was approximately $22.6 million and $18.0 million for the six months ended June 30, 2014 and 2013, respectively, which is reflected in general and administrative expenses.

(7)Inventory and Other Current Assets

Inventory and other current assets includes approximately $160.2 million and $162.9 million of inventory as of June 30, 2014 and December 31, 2013, respectively.  Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process.  Supplies and consumables consist principally of products used in our services provided to customers. The components of the inventory balances are as follows (in thousands):

	June 30, 2014	December 31, 2013
Finished goods	$63,008	$65,621
Raw materials	33,434	20,764
Work-in-process	14,594	20,064
Supplies and consumables	49,168	56,470
Total	$160,204	$162,919

As of December 31, 2013, inventory and other current assets also included approximately $8.8 million of available-for-sale securities recorded at fair value. These available-for-sale securities constituted approximately 1.4 million shares of SandRidge Energy, Inc. (SandRidge) common stock held by the Company as of December 31, 2013.  During the second quarter of 2014, the Company sold all shares of SandRidge common stock for approximately $10.6 million. In connection with the sale, the Company reversed approximately $1.2 million of previously recorded unrealized losses, of which approximately $1.8 million was reclassified out of accumulated other comprehensive loss, net of tax benefit of approximately $0.6 million. During the six months ended June 30, 2013, the Company recorded an unrealized loss related to the fair value of these securities of approximately $2.3 million, of which approximately $1.4 million was reported within accumulated other comprehensive loss, net of tax expense of approximately $0.9 million.

(8)Debt

Credit Facility

The Company has a $1.0 billion bank credit facility, comprised of a $600 million revolving credit facility and a $400 million term loan.  The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, which began on June 30, 2012.  As of June 30, 2014, the Company had $355 million outstanding under the term loan and had no amounts outstanding under the revolving portion of its credit facility.  The Company also had approximately $48.8 million of letters of credit outstanding that reduce the Company’s borrowing availability under the revolving portion of the credit facility.

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

The Company has decommissioning liabilities associated with its Bullwinkle platform and related assets that consist of costs related to the plugging of wells, the removal of the related facilities and equipment, and site restoration.  Whenever practical, the Company utilizes its own equipment and labor services to perform well abandonment and decommissioning work.  When the Company performs these services, all recorded intercompany revenues and related costs of services are eliminated in the condensed consolidated financial statements.  The recorded decommissioning liability associated with a specific property is fully extinguished when the property is abandoned.  The recorded liability is first reduced by all cash expenses incurred to abandon and decommission the property.  If the recorded liability exceeds (or is less than) the Company’s total costs, then the difference is reported as an increase or decrease in revenue during the period in which the work is performed.

The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liabilities have changed materially.  During the fourth quarter of 2013, as a result of an increase in third party drilling activity in the vicinity of the Bullwinkle platform, the Company believed new economic opportunities existed for additional production handling agreements with those third party production companies utilizing the Bullwinkle platform.  As a result, the Company revised its estimates relating to the timing of decommissioning work on its Bullwinkle assets, including a 10 year postponement of the platform decommissioning to an estimated date of 2038.  This change in estimate resulted in a reduction in the present value of decommissioning liabilities.  Further, as of December 31, 2013, the Company anticipated that it would be able to decommission several depleted wells that are part of the Bullwinkle assets based on the estimates received from engineers regarding platform availability during 2014.  As a result, as of December 31, 2013, the decommissioning liabilities associated with those wells were classified as current liabilities on the consolidated balance sheet.  Based on revised estimates received during the second quarter of 2014, the Company does not anticipate decommissioning any of the wells during the next twelve months.  As a result, all of the decommissioning liabilities were classified as long-term liabilities on the consolidated balance sheet as of June 30, 2014.

The following table summarizes the activity for the Company’s decommissioning liabilities for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Decommissioning liabilities, December 31, 2013 and 2012, respectively	$83,519	$93,053
Liabilities acquired and incurred	797	360
Liabilities settled	-	(87)
Accretion	2,344	2,994
Revision in estimated liabilities	(1,040)	-
Total decommissioning liabilities, June 30, 2014 and 2013, respectively	$85,620	$96,320

(10) Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company towards the abandonment of the acquired property.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totaled $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities.  The Company recorded interest income related to notes receivable of $0.8 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.

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

For the three and six months ended June 30, 2014 and 2013, operating results for the Company’s subsea construction and conventional decommissioning businesses are reported in discontinued operations (see note 2).  Previously those operating results were reported within the Technical Solutions segment, which was then named the Subsea and Technical Solutions segment.

The Company evaluates the performance of its reportable segments based on income or loss from operations.  The segment measure is calculated as follows: segment revenues less segment operating expenses, depreciation expense and allocated general and administrative expenses.  General and administrative expenses are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, on other methods which the Company believes to be a reasonable reflection of the utilization of services provided.  The Company believes this segment measure is useful in evaluating the performance of its reportable segments because it highlights operating trends and aids analytical comparisons.

Summarized financial information for the Company’s segments for the three and six months ended June 30, 2014 and 2013 is shown in the following tables (in thousands):

Three Months Ended June 30, 2014

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$225,982	$398,048	$343,876	$139,646	$-	$1,107,552
Cost of services and rentals
(exclusive of items shown separately below)	72,737	274,907	231,119	71,530	-	650,293
Depreciation, depletion, amortization and accretion	47,344	55,382	40,180	18,059	-	160,965
General and administrative expenses	38,953	36,011	45,243	26,646	-	146,853
Income from operations	66,948	31,748	27,334	23,411	-	149,441
Interest expense, net	-	-	-	398	(24,958)	(24,560)
Other income	-	-	-	-	606	606
Income (loss) from continuing operations before income taxes	$66,948	$31,748	$27,334	$23,809	$(24,352)	$125,487

Three Months Ended June 30, 2013

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$205,422	$398,216	$369,066	$118,425	$-	$1,091,129
Cost of services and rentals
(exclusive of items shown separately below)	66,984	262,057	252,324	65,339	-	646,704
Depreciation, depletion, amortization and accretion	42,033	51,623	45,931	9,853	-	149,440
General and administrative expenses	36,342	38,383	47,843	24,984	-	147,552
Income from operations	60,063	46,153	22,968	18,249	-	147,433
Interest expense, net	-	-	-	732	(28,517)	(27,785)
Other expense	-	-	-	-	(2,837)	(2,837)
Loss on early extinguishment of debt	-	-	-	-	(884)	(884)
Income (loss) from continuing operations before income taxes	$60,063	$46,153	$22,968	$18,981	$(32,238)	$115,927

Six Months Ended June 30, 2014

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$446,192	$787,925	$665,111	$269,742	$-	$2,168,970
Cost of services and rentals
(exclusive of items shown separately below)	139,889	559,142	458,344	144,523	-	1,301,898
Depreciation, depletion, amortization and accretion	92,361	115,986	81,988	32,948	-	323,283
General and administrative expenses	80,113	74,979	92,431	55,249	-	302,772
Income from operations	133,829	37,818	32,348	37,022	-	241,017
Interest expense, net	-	-	-	763	(49,204)	(48,441)
Other income	-	-	-	-	571	571
Income (loss) from continuing operations before income taxes	$133,829	$37,818	$32,348	$37,785	$(48,633)	$193,147

Six Months Ended June 30, 2013

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$399,401	$824,199	$736,463	$217,938	$-	$2,178,001
Cost of services and rentals
(exclusive of items shown separately below)	131,629	543,796	505,379	117,494	-	1,298,298
Depreciation, depletion, amortization and accretion	83,377	105,445	87,808	17,774	-	294,404
General and administrative expenses	68,138	79,570	96,614	49,126	-	293,448
Income from operations	116,257	95,388	46,662	33,544	-	291,851
Interest expense, net	-	-	-	1,452	(57,498)	(56,046)
Other income	-	-	-	-	1,738	1,738
Loss on early extinguishment of debt	-	-	-	-	(884)	(884)
Income (loss) from continuing operations before income taxes	$116,257	$95,388	$46,662	$34,996	$(56,644)	$236,659

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
June 30, 2014	$1,245,695	$2,929,051	$2,114,805	$1,096,633	$-	$7,386,184
December 31, 2013	$1,245,501	$2,973,916	$2,176,785	$1,015,105	$-	$7,411,307

As of June 30, 2014, the Technical Solutions segment included $325.2 million of identifiable assets of the subsea construction and conventional decommissioning businesses that were classified as assets held for sale on the consolidated balance sheet.

Geographic Segments

The Company attributes revenue to various countries based on the location of where services are performed or the destination of the drilling products or equipment sold or leased.  Long-lived assets consist primarily of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period.  As of June 30, 2014, the assets of the subsea construction and conventional decommissioning businesses were classified as assets held for sale on the consolidated balance sheet.  The Company’s revenue by geographic area for the three and six months ended June 30, 2014 and 2013 and long-lived assets by geographic area as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

Revenues:
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$932,941	$931,415	$1,825,260	$1,851,070
Other Countries	174,611	159,714	343,710	326,931
Total	$1,107,552	$1,091,129	$2,168,970	$2,178,001

Long-Lived Assets:
			June 30, 2014	December 31, 2013
United States			$2,411,311	$2,476,792
Other Countries			342,933	525,402
Total, net			$2,754,244	$3,002,194

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

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2014	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$12,048	$342	$11,706	-
Interest rate swaps	$1,910	-	$1,910	-
Accounts payable
Non-qualified deferred compensation liabilities	$1,984	-	$1,984	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$14,730	-	$14,730	-

	December 31, 2013	Level 1	Level 2	Level 3
Inventory and other current assets
Available-for-sale securities	$8,817	$8,817	-	-
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$13,731	$2,330	$11,401	-
Interest rate swap	$337	-	$337	-
Accounts payable
Non-qualified deferred compensation liabilities	$1,944	-	$1,944	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$14,986	-	$14,986	-

As of December 31, 2013, available-for-sale securities was comprised of approximately 1.4 million shares of SandRidge common stock.  The securities were reported at fair value based on the closing price of the shares as reported on the New York Stock Exchange (see note 7).

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

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts.  The fair value of the Company’s long-term debt was approximately $1,793.6 million and $1,789.0 million as of June 30, 2014 and December 31, 2013, respectively.  The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

(13)  Derivative Financial Instruments

From time to time, the Company may employ interest rate swaps in an attempt to achieve a more balanced debt portfolio between fixed and variable interest.  The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has three interest rate swaps for notional amounts of $100 million each related to its 7 1/8% senior notes maturing in December 2021.  These interest rate swaps are accounted for as fair value hedges since the swaps hedge against the change in fair value of fixed rate debt resulting from changes in interest rates.  The Company recorded a derivative asset relating to these swaps of $1.9 million and $0.3 million within intangible and other long term assets in the consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

The changes in fair value of the interest rate swaps are included in the adjustments to reconcile net income to net cash provided by operating activities in the consolidated statement of cash flows. The effect and location of the derivative instruments in the condensed consolidated statement of operations, presented on a pre-tax basis, are as follows (in thousands):

		Three Months Ended June 30,
Effect of derivative instrument	Location of (gain) loss recognized	2014	2013
Interest rate swap	Interest expense, net	$(4,550)	$6,587
Hedged item - debt	Interest expense, net	3,613	(6,248)
		$(937)	$339

		Six Months Ended June 30,
		2014	2013
Interest rate swap	Interest expense, net	$(8,634)	$7,650
Hedged item - debt	Interest expense, net	7,061	(7,439)
		$(1,573)	$211

For the six months ended June 30, 2014 and 2013, approximately $1.6 million of interest income and $0.2 million of interest expense, respectively, was related to the ineffectiveness associated with these fair value hedges.  Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

(14)  Income Taxes

The Company follows authoritative guidance surrounding accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.  The Company had approximately $29.9 million of unrecorded tax benefits as of June 30, 2014 and December 31, 2013, all of which would impact the Company’s effective tax rate if recognized.

(15)  Related Party Disclosures

The Company purchases services, products and equipment, as well as leases certain facilities, from companies affiliated with an officer of one of its subsidiaries.  The Company believes the transactions reflected below with these related parties are on terms and conditions no less favorable to the Company than transactions with unaffiliated parties.  For the six months ended June 30, 2014 and 2013, these purchases totaled approximately $85.2 million and $84.4 million, respectively.  For the six months ended June 30, 2014, approximately $38.7 million was purchased from ORTEQ Energy Services, a heavy equipment construction company which also manufactures pressure pumping equipment, approximately $0.6 million was purchased from Ortowski Construction, primarily related to the manufacture of pressure pumping units, approximately $5.6 million was paid to Resource Transport, LLC, related to the transportation of sand used in pressure pumping activities, approximately $26.8 million was purchased from Texas Specialty Sands, LLC, primarily for the purchase of sand used for pressure pumping activities, approximately $12.2 million was purchased from ProFuel, LLC, primarily related to the purchase of diesel used to operate equipment and trucks and approximately $1.3 million was related to leasehold improvements and facilities leased from Timber Creek Real Estate Partners.  For the six months ended June 30, 2013, approximately $28.8 million was purchased from ORTEQ Energy Services, approximately $0.1 million was purchased from Ortowski Construction, approximately $7.1 million was paid to Resource Transport, LLC, approximately $36.8 million was purchased from Texas Specialty Sands, LLC, approximately $11.2 million was purchased from ProFuel, LLC and approximately $0.4 million was related to facilities leased from Timber Creek Real Estate Partners.

As of June 30, 2014, the Company’s trade accounts payable includes amounts due to these companies totaling approximately $16.2 million, of which approximately $8.9 million was due ORTEQ Energy Services, approximately $0.3 million was due Resource Transport, LLC, approximately $6.7 million was due Texas Specialty Sands, LLC and approximately $0.3 million was due ProFuel, LLC.  As of December 31, 2013, the Company’s trade accounts payable includes amounts due to these companies totaling approximately $14.6 million, of which approximately $7.8 million was due ORTEQ Energy Services, approximately $0.9 million was due Resource Transport, LLC, approximately $2.0 million was due Texas Specialty Sands, LLC, approximately $2.6 million was due ProFuel, LLC and approximately $1.3 million was due Timber Creek Real Estate Partners.

The Company’s President and Chief Executive Officer serves as an independent director of the board of Linn Energy, LLC (Linn), an independent oil and gas development company with focus areas in the Rockies, Mid-Continent, the Hugoton Basin, California, the Permian Basin, Michigan, Illinois and east Texas.  The Company recorded revenues from Linn and its subsidiaries of approximately $10.9 million and $12.4 million for the six months ended June 30, 2014 and 2013, respectively.  The Company had trade receivables from Linn and its subsidiaries of approximately $1.5 million and $2.9 million as of June 30, 2014 and December 31, 2013, respectively.

(16)  Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in GAAP.  The guidance in this update requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the accounting guidance on its ongoing financial reporting.

In April 2014, the Financial Accounting Standards Board issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment, which changes the definition of discontinued operations.  The guidance permits only those disposed components (or components held-for-sale) representing a strategic shift that have (or will have) a major effect on operations and financial results to be reported in discontinued operations.  The new standard is effective prospectively for disposals (or classifications as held-for-sale) that occur after December 31, 2014.  The Company elected not to early adopt the accounting guidance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties.  Generally, the words “expects,” “anticipates,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words.    All statements other than statements of historical fact included in this section regarding our financial position and liquidity, strategic alternatives, future capital needs, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and its perception of historical trends, current market and industry conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such forward-looking statements are subject to uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include, but are not limited to: risks inherent in acquiring businesses, the effect of regulatory programs and environmental matters on our performance, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping services; risks associated with business growth outpacing the capabilities of our infrastructure and workforce; risks associated with the uncertainty of macroeconomic and business conditions worldwide; the cyclical nature and volatility of the oil and gas industry, including the level of exploration, production and development activity and the volatility of oil and gas prices; changes in competitive factors affecting our operations; political, economic and other risks and uncertainties associated with international operations; the impact that unfavorable or unusual weather conditions could have on our operations; the potential shortage of skilled workers; our dependence on certain customers; the risks inherent in long-term fixed-price contracts; and, operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage. These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, including for example the market prices of oil and natural gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business plans that could or will affect our results. We undertake no obligation to update any of our forward-looking statements and we do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Executive Summary

For the three months ended June 30, 2014, revenue was $1,107.6 million and income from continuing operations was $79.1 million, or $0.50 diluted earnings per share.  Net income was $75.2 million, or $0.47 diluted earnings per share.

Second quarter 2014 revenue in our Drilling Products and Services segment increased 3% sequentially to $226.0 million, as compared to  $220.2 million in the first quarter of 2014. On a sequential basis, U.S. land market revenue increased 21% to $81.7 million, which was offset by a 9% decline in Gulf of Mexico market revenue to $92.8 million.  International market revenue remained unchanged at $51.5 million.  U.S. land market revenue was higher due to increased demand for premium drill pipe and bottom hole assemblies.  The primary reason for lower Gulf of Mexico market revenue was lower premium drill pipe rentals, which was partially offset by an increase in accommodations rentals.

Revenue for the three months ended June 30, 2014 in our Onshore Completion and Workover Services segment increased 2% sequentially to $398.1 million, as compared to $389.9 million in the first quarter of 2014.  All of this segment’s revenue is derived from the U.S. land market area.  On a sequential basis, demand for well service rigs and pressure pumping services increased, which was partially offset by a decline in fluid management services.

Second quarter 2014 revenue in our Production Services segment increased 7% sequentially to $343.9 million, as compared to $321.2 million in the first quarter of 2014.  Revenue in the Gulf of Mexico market area increased 11% to $38.4 million due to increased demand for wireline and pressure control services.  U.S. land market revenue increased 6% sequentially to $214.6 million primarily due to increased activity for coiled tubing, remedial pumping and pressure control services.  Revenue from international market areas increased 8% sequentially to $90.9 million primarily due to an increase in demand for hydraulic workover and snubbing activity and pressure control services.

Operating results for our subsea construction and conventional decommissioning businesses are reported in discontinued operations.  Previously those operating results were reported within the Technical Solutions segment, which was then named the Subsea and Technical Solutions segment.  Second quarter 2014 revenue in our Technical Solutions segment increased to $139.6 million, which represents a 7% sequential increase from first quarter 2014 revenue of $130.1 million.  U.S. land market revenue increased 24% sequentially to $27.0 million primarily due to an increase in demand for completion tools and products and increase in well control work.    Gulf of Mexico market revenue increased 7% sequentially to $80.4 million primarily due to an increase in demand for completion tools and products.  International market revenue decreased 4%  sequentially to $32.2 million as a result of a decrease in demand for well control work.

Comparison of the Results of Operations for the Three Months Ended June 30, 2014 and 2013

For the three months ended June 30, 2014, our revenues were $1,107.6 million, resulting in income from continuing operations of $79.1 million, or $0.50 diluted earnings per share from continuing operations.  Net income was $75.2 million, or $0.47 diluted earnings per share.  For the three months ended June 30, 2013, revenues were $1,091.1 million and income from continuing operations was $74.1 million, or $0.46 diluted earnings per share from continuing operations.  Net income was $68.6 million, or $0.43 diluted earnings per share.

The following table compares our operating results for the three months ended June 30, 2014 and 2013 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services and Rentals
	2014	2013	Change	2014	%	2013	%	Change
Drilling Products and Services	$225,982	$205,422	$20,560	$72,737	32%	$66,984	33%	$5,753
Onshore Completion and
Workover Services	398,048	398,216	(168)	274,907	69%	262,057	66%	12,850
Production Services	343,876	369,066	(25,190)	231,119	67%	252,324	68%	(21,205)
Technical Solutions	139,646	118,425	21,221	71,530	51%	65,339	55%	6,191
Total	$1,107,552	$1,091,129	$16,423	$650,293	59%	$646,704	59%	$3,589

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 10% to $226.0 million for the three months ended June 30, 2014, as compared to $205.4 million for the same period in 2013.  Cost of services as a percentage of revenue decreased to 32% of segment revenue for the three months ended June 30, 2014, as compared to 33% in the same period in 2013.  Revenue from our Gulf of Mexico market area increased approximately 23% due to increased demand in most of our product lines within this segment, particularly premium drill pipe and accommodations.  Revenue generated from our U.S. land market area increased 10% primarily due to increases in accommodations rentals and bottom hole assemblies.  These increases were partially offset by an 8% decrease in revenue derived from our international market area primarily due to a decreased demand in rentals of accommodations.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment remained unchanged at $398.1 million for the three months ended June 30, 2014.  All of this segment’s revenue is derived from the U.S. land market area.  Revenue declined for our pressure pumping businesses, which was offset by a revenue increase for our fluid management businesses. Cost of services as a percentage of revenue increased to 69% for the three months ended June 30, 2014 as compared to 66% in the same period in 2013.  The decline in revenue and increase in cost of services percentage is a result of competitive pressures existing in the U.S. land markets.

Production Services Segment

Revenue from our Production Services segment for the three months ended June 30, 2014 decreased by 7% to $343.9 million, as compared to $369.1 million for the same period in 2013.  Cost of services as a percentage of revenue decreased to 67% from 68% in the second quarter of 2013.  Revenue derived from the Gulf of Mexico market area decreased 28% due to decreased demand for pressure control, hydraulic workover and snubbing services.    Revenue from the U.S. land market area decreased 7% as we experienced declines in coiled tubing, remedial pumping, and hydraulic workover and snubbing activity.   The declines in the U.S. land market activities is attributable to a decline in general market conditions.  Revenue from international market areas increased 8% primarily due to an increase in hydraulic workover and snubbing activity and an increase in demand for remedial pumping services in Latin America.

Technical Solutions Segment

Revenue from our Technical Solutions segment increased 18% to $139.6 million for the three months ended June 30, 2014, as compared to $118.4 million for the same period in 2013.  Cost of services decreased to 51% of segment revenue from 55% in the second quarter of 2013.  Revenue in our international market areas increased 67% as a result of an increase in completion tools and products.    Revenue in our U.S. land market area increased 36% primarily due to an increase in demand for completion tools and products.   Revenue in our Gulf of Mexico market area increased 2% primarily due to an increase in demand for completion tools and products.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $161.0 million in the three months ended June 30, 2014 from $149.4 million for the same period in 2013.  Depreciation and amortization expense increased for our Drilling Products and Services segment by $5.3 million, or 13%, due to 2013 and 2014 capital expenditures.  Depreciation and amortization expense for our Onshore Completion and Workover Services segment increased by $3.8 million, or 7%, due to 2013 and 2014 capital expenditures.  Depreciation and amortization expense for our Production Services segment decreased by $5.7 million, or 13% as a result of certain assets being fully depreciated.  Depreciation, depletion, amortization and accretion expense for our Technical Solutions segment for the three months ended June 30, 2014 increased by approximately $8.2 million, or 83%, primarily due to 2013 and 2014 capital expenditures.

General and Administrative Expenses

General and administrative expenses were $146.9 million for the three months June 30, 2014 as compared to $147.6 million for the same period in 2013.

Discontinued Operations

Discontinued operations include operating results for both our subsea construction and conventional decommissioning businesses.  Losses from discontinued operations, net of tax, were $3.9 million for the three months ended June 30, 2014, as compared to $5.5 million for the same period in 2013.

Comparison of the Results of Operations for the Six Months Ended June 30, 2014 and 2013

For the six months ended June 30, 2014, our revenues were $2,169.0 million, resulting in income from continuing operations of $121.7 million, or $0.76 diluted earnings per share from continuing operations.  Net income was $111.8 million, or $0.70 diluted earnings per share.  For the six months ended June 30, 2013, revenues were $2,178.0 million and income from continuing operations was $154.7 million, or $0.96 diluted earnings per share from continuing operations.  Net income was $132.3 million, or $0.82 diluted earnings per share.

The following table compares our operating results for the six months ended June 30, 2014 and 2013 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services and Rentals
	2014	2013	Change	2014	%	2013	%	Change
Drilling Products and Services	$446,192	$399,401	$46,791	$139,889	31%	$131,629	33%	$8,260
Onshore Completion and
Workover Services	787,925	824,199	(36,274)	559,142	71%	543,796	66%	15,346
Production Services	665,111	736,463	(71,352)	458,344	69%	505,379	69%	(47,035)
Technical Solutions	269,742	217,938	51,804	144,523	54%	117,494	54%	27,029
Total	$2,168,970	$2,178,001	$(9,031)	$1,301,898	60%	$1,298,298	60%	$3,600

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 12% to $446.2 million for the six months ended June 30, 2014, as compared to $399.4 million for the same period in 2013.  Cost of services as a percentage of revenue decreased to 31% of segment revenue for the six months ended June 30, 2014, as compared to 33% in the same period in 2013.  Revenue from our Gulf of Mexico market area increased approximately 34% due to increases in most of our product lines within this segment, particularly premium drill pipe and accommodations.    Revenue generated from our U.S. land market area increased 1% primarily due to increases in revenue from rentals of accommodations, which was partially offset by decreased demand for premium drill pipe.  These increases were partially offset by a 3% decrease in revenue generated from our international market areas, which was due to decreases in rentals of accommodations.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased by 4% to $787.9 million for the six months ended June 30, 2014, as compared to $824.2 million for the same period in 2013.  All of this segment’s revenue is derived from the U.S. land market area.  Revenue declined for our well service rig and pressure pumping businesses. These declines were partially offset by a revenue increase in our fluid management businesses. Cost of services as a percentage of revenue increased to 71% for the six months ended June 30, 2014 as compared to 66% in the same period in 2013.  The decline in revenue and increase in cost of services percentage is a result of competitive pressures existing in the U.S. land markets.

Production Services Segment

Revenue from our Production Services segment for the six months ended June 30, 2014 decreased by 10% to $665.1 million, as compared to $736.5 million for the same period in 2013.  Cost of services as a percentage of revenue remained unchanged at 69% of segment revenue.  Revenue derived from the Gulf of Mexico market area decreased 32% due to decreased demand for pressure control, hydraulic workover and snubbing and wireline services.  Revenue from international market areas decreased 3% primarily due to a decline in hydraulic workover and snubbing activity, partially offset by an increase in demand for remedial pumping services in Latin America.  Revenue from the U.S. land market area decreased 7% as we experienced declines in coiled tubing, remedial pumping, and hydraulic workover and snubbing activity.  The decline in U.S. land market revenue is attributable to a decline in general market conditions.

Technical Solutions Segment

Revenue from our Technical Solutions segment increased 24% to $269.7 million for the six months ended June 30, 2014, as compared to $217.9 million for the same period in 2013.  Cost of services remained unchanged at 54% of segment revenue.  Revenue in our international market areas increased 66% as a result of an increase in demand for well control work and completion tools and products.  Revenue in our Gulf of Mexico market area increased 9% year over year primarily due to an increase in demand for completion tools and products.  Revenue in our U.S. land market area increased 35% primarily due to an increase in demand for completion tools and products.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $323.3 million in the six months ended June 30, 2014 from $294.4 million for the same period in 2013.  Depreciation and amortization expense increased for our Drilling Products and Services segment by $9.0 million, or 11%, due to 2013 and 2014 capital expenditures.  Depreciation and amortization expense for our Onshore Completion and Workover Services segment increased by $10.5 million, or 10%, due to 2013 and 2014 capital expenditures.  Depreciation and amortization expense for our Production Services segment decreased by $5.8 million, or 7% as a result of certain assets being fully depreciated.  Depreciation, depletion, amortization and accretion expense for our Technical Solutions segment for the six months ended June 30, 2014 increased by approximately $15.2 million, or 85%, primarily due to 2013 and 2014 capital expenditures.

General and Administrative Expenses

General and administrative expenses were $302.8 million for six months ended June 30, 2014, as compared to $293.4 million for the same period in 2013. The increase is primarily attributable to an increase in employee-related expenses and expanding infrastructure.

Discontinued Operations

Discontinued operations include operating results for both our subsea construction and conventional decommissioning businesses.  Losses from discontinued operations, net of tax, were $9.8 million for the six months ended June 30, 2014 as compared to $22.4 million for the same period in 2013.

Liquidity and Capital Resources

In the six months ended June 30, 2014, we generated net cash from operating activities of $439.7 million, as compared to $345.4 million in the same period of 2013.  Our primary liquidity needs are for working capital and to fund capital expenditures, debt service, dividend payments, share repurchases and acquisitions.  Our primary sources of liquidity are cash flows from operations and available borrowings under the revolving portion of our credit facility.  We had cash and cash equivalents of $201.7 million as of June 30, 2014, compared to $196.0 million as of December 31, 2013.  As of June 30, 2014, approximately $103.6 million of our cash balance was held outside the U.S.  Cash balances held in foreign jurisdictions can be repatriated to the U.S.; however, they would be subject to federal income taxes, less applicable foreign tax credits.  The Company has not provided U.S. income tax expense on earnings of its foreign subsidiaries because it expects to reinvest the undistributed earnings indefinitely.

We spent $315.2 million of cash on capital additions during the six months ended June 30, 2014.  Approximately $69.2 million, $36.1 million and $46.7 million was used to expand and maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Technical Solutions segments, respectively, and approximately $163.2 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory.

We have a $1.0 billion bank credit facility which is comprised of a $600 million revolving portion and a $400 million term loan.  The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter.  As of June 30, 2014, we had $355 million outstanding under the term loan. As of June 30, 2014, we had no amounts outstanding under the revolving portion of our credit facility and approximately $48.8 million of letters of credit outstanding, which reduce our borrowing capacity under this portion of the credit facility.  As of August 1, 2014, we had no amounts outstanding under the revolving portion of our credit facility, and approximately $49.1 million of letters of credit outstanding.  All amounts outstanding under the bank credit facility are due on February 7, 2017.  Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our leverage ratio.  Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries.  The credit facility contains customary events of default and requires that we satisfy various financial covenants.  As of June 30, 2014,  we were in compliance with all such covenants.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019.  The indenture contains customary events of default and requires that we satisfy various covenants. As of June 30, 2014, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021.  The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15th and  December 15th of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants. As of June 30, 2014, we were in compliance with all such covenants.

We currently believe that we will spend approximately $325 million to $355 million on capital expenditures, excluding acquisitions, during the remaining six months of 2014.  We believe that our current working capital and cash generated from our operations will provide sufficient funds for our identified capital projects.

We continue to focus on operational efficiency and returning cash to shareholders.  As of August 1, 2014, we have repurchased $174.9 million of our common stock under our existing share repurchase program and paid $25.2 million of dividends to stockholders.  In July 2014, we declared a quarterly dividend of $0.08 per share on our outstanding common stock, which will be paid on August 20, 2014.

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

See Part I, Item 1, “Financial Statements – Note 16 – Recently Issued Accounting Pronouncements.”

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading purposes.  As of June 30, 2014, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

As of June 30, 2014, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Term loan due 2017	$-	$355,000
6 3/8 % Senior notes due 2019	500,000	-
7 1/8% Senior notes due 2021	500,000	300,000
Other	1,229	-
Total Debt	$1,001,229	$655,000

Based on the amount of this debt outstanding as of June 30, 2014, a 10% increase in the variable interest rate would have increased our interest expense for the six months ended June 30, 2014 by approximately $1.2 million, while a 10% decrease would have decreased our interest expense by approximately $1.2 million.

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

b.

Changes in internal control.  There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (3) (4)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2) (3) (4)
April 1 - 30, 2014	633,911	$29.60	633,485	$307,067,461
May 1 - 31, 2014	1,071,759	$31.98	1,070,200	$272,848,898
June 1 - 30, 2014	38,952	$35.22	1,614	$272,795,649
Total	1,744,622	$31.18	1,705,299	$272,795,649

(1)	Through our stock incentive plans, 39,323 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock.
(2)	On October 14, 2013, we announced that our Board of Directors authorized a $400 million share repurchase program of our common stock, which will expire on December 31, 2015.
(3)

In March 2014, we entered into an accelerated share repurchase program with a third party financial institution pursuant to which we paid $75.0 million and received an initial delivery of 1,899,055 shares, valued as of the date of purchase at $56.3 million. In April 2014, the accelerated share repurchase program was completed and we received an additional 633,485 shares.

(4)	We repurchased 1,071,814 shares in May and June for a total cost of $34.3 million at an average price of $31.98 per share.

Item 6.   Exhibits

(a)	The following exhibits are filed with this Form 10-Q:

Exhibit No.	Description
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

    *Filed herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date:	August 5, 2014	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)