Form 10-Q
period 2014-09-30
SUPERIOR ENERGY SERVICES INC
filed 2014-11-04
CIK 886835

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of the registrant’s common stock outstanding on October 30, 2014 was 152,171,006.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended September 30, 2014

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(in thousands, except share data)
	9/30/2014	12/31/2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$320,042	$196,047
Accounts receivable, net of allowance for doubtful accounts of $27,366 and
$31,030 as of September 30, 2014 and December 31, 2013, respectively	967,943	937,195
Income taxes receivable	-	5,532
Deferred income taxes	27,024	8,785
Prepaid expenses	72,072	70,421
Inventory and other current assets	185,613	258,449
Assets held for sale	285,759	-
Total current assets	1,858,453	1,476,429
Property, plant and equipment, net of accumulated depreciation and depletion of $2,159,166 and $1,827,011 as of September 30, 2014 and December 31, 2013, respectively	2,702,532	3,002,194
Goodwill	2,456,522	2,458,109
Notes receivable	25,560	23,708
Intangible and other long-term assets, net of accumulated amortization of $110,115 and $84,567 as of September 30, 2014 and December 31, 2013, respectively	420,873	450,867
Total assets	$7,463,940	$7,411,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207,242	$216,029
Accrued expenses	367,476	376,049
Income taxes payable	37,417	-
Current maturities of long-term debt	20,344	20,000
Current portion of decommissioning liabilities	-	27,322
Liabilities held for sale	76,849	-
Total current liabilities	709,328	639,400
Deferred income taxes	729,246	736,080
Decommissioning liabilities	87,443	56,197
Long-term debt, net	1,630,834	1,646,535
Other long-term liabilities	165,379	201,651
Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value.
Authorized - 250,000,000, Issued - 153,958,963, Outstanding - 154,019,882 as of September 30, 2014 Authorized - 250,000,000, Issued - 158,976,784, Outstanding - 159,158,022 as of December 31, 2013	154	159
Additional paid in capital	2,724,777	2,873,579
Accumulated other comprehensive loss, net	(25,067)	(17,500)
Retained earnings	1,441,846	1,275,206
Total stockholders’ equity	4,141,710	4,131,444
Total liabilities and stockholders’ equity	$7,463,940	$7,411,307

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2014 and 2013
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	2014	2013	2014	2013
Revenues:
Services	$935,560	$848,941	$2,574,565	$2,552,792
Rentals	273,466	247,471	803,431	721,621
Total revenues	1,209,026	1,096,412	3,377,996	3,274,413
Costs and expenses:
Cost of services (exclusive of items shown separately below)	597,992	581,556	1,704,165	1,706,188
Cost of rentals (exclusive of items shown separately below)	123,700	90,076	319,425	263,742
Depreciation, depletion, amortization and accretion	170,154	152,028	493,437	446,432
General and administrative expenses	154,859	147,364	457,631	440,812
Income from operations	162,321	125,388	403,338	417,239
Other income (expense):
Interest expense, net	(24,169)	(25,564)	(72,610)	(81,610)
Other income (expense)	(2,051)	(1,697)	(1,480)	41
Loss on early extinguishment of debt	-	-	-	(884)
Income from continuing operations before income taxes	136,101	98,127	329,248	334,786
Income taxes	50,358	30,658	121,822	112,620
Net income from continuing operations	85,743	67,469	207,426	222,166
Income (loss) from discontinued operations, net of income tax	(5,886)	2,366	(15,735)	(20,045)
Net income	$79,857	$69,835	$191,691	$202,121
Earnings (loss) per share information:
Basic:
Continuing operations	$0.55	$0.42	$1.33	$1.40
Discontinued operations	(0.03)	0.02	(0.10)	(0.13)
Basic earnings per share	$0.52	$0.44	$1.23	$1.27
Diluted:
Continuing operations	$0.55	$0.42	$1.31	$1.38
Discontinued operations	(0.04)	0.01	(0.10)	(0.12)
Diluted earnings per share	$0.51	$0.43	$1.21	$1.26
Cash dividends per share	$0.08	$-	$0.24	$-
Weighted average common shares used in computing
earnings (loss) per share:
Basic	154,530	159,326	156,424	159,204
Incremental common shares from stock based compensation	1,806	1,557	1,644	1,600
Diluted	156,336	160,883	158,068	160,804

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2014 and 2013
(in thousands)
(unaudited)

	Three Months		Nine Months
	2014	2013	2014	2013
Net income	$79,857	$69,835	$191,691	$202,121
Unrealized net gain (loss) on available-for-sale securities, net of tax	-	1,007	-	(448)
Reclassification adjustment, net of tax	-	-	1,153	-
Change in cumulative translation adjustment, net of tax	(14,439)	10,942	(8,720)	(2,203)
Comprehensive income	$65,418	$81,784	$184,124	$199,470

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013
(in thousands)
(unaudited)
	2014	2013
Cash flows from operating activities:
Net income	$191,691	$202,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	494,801	462,627
Loss on early extinguishment of debt	-	884
Deferred income taxes	(15,767)	113,207
Stock based compensation expense	32,899	26,788
Amortization of debt issuance costs	6,126	6,819
Other reconciling items, net	(20,884)	(6,562)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(60,611)	140
Inventory and other current assets	29,495	(54,924)
Accounts payable	30,198	7,085
Accrued expenses	36,802	24,721
Income taxes	43,214	(183,420)
Other, net	(3,653)	36,627
Net cash provided by operating activities	764,311	636,113
Cash flows from investing activities:
Payments for capital expenditures	(438,349)	(466,831)
Sale of available-for-sale securities	10,622	-
Acquisitions of businesses, net of cash acquired	(2,380)	(23,797)
Cash proceeds from insurance settlement	-	22,650
Other	20,575	2,709
Net cash used in investing activities	(409,532)	(465,269)
Cash flows from financing activities:
Proceeds from revolving line of credit	14,736	561,771
Payments on revolving line of credit	(14,736)	(561,771)
Principal payments on long-term debt	(15,000)	(165,000)
Purchase and retirement of common stock	(185,552)	-
Cash dividends	(37,586)	-
Proceeds from exercise of stock options	10,554	5,551
Other	(89)	(9,924)
Net cash used in financing activities	(227,673)	(169,373)
Effect of exchange rate changes on cash	(3,111)	(2,019)
Net increase (decrease) in cash and cash equivalents	123,995	(548)
Cash and cash equivalents at beginning of period	196,047	91,199
Cash and cash equivalents at end of period	$320,042	$90,651

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2014

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

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and nine months ended September 30, 2014 and 2013 has not been audited.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein.  The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.  Certain previously reported amounts have been reclassified to conform to the 2014 presentation.

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

(2)Discontinued Operations

During the first quarter of 2014, the Company conducted a strategic review and analysis of its subsea construction business.  As of September  30, 2014, the Company was committed to sell the assets of and exit its subsea construction business.  The disposition of assets is expected to be completed by the end of the first half of 2015.

During the first quarter of 2014, the Company also made a decision to discontinue its conventional decommissioning business.  As of September  30, 2014, the Company was committed to sell the assets of and exit its conventional decommissioning business.  The disposition of the assets is expected to be completed by the end of the first half of 2015.

Both of the subsea construction business and conventional decommissioning business were included in the Technical Solutions segment, formerly referred to as the Subsea and Technical Solutions segment.  As of September 30, 2014, the assets and liabilities of these businesses were classified as held for sale.  For the three and nine months ended September 30, 2014 and 2013, the results of operations of these businesses are reported as discontinued operations in the consolidated statements of operations.

The following summarizes certain financial information of the businesses reported as discontinued operations (in thousands):

	Three Months Ended September 30,
	2014	2013
Revenues	$34,210	$92,203

Income/(loss) from discontinued operations, net of tax benefit of $4,063 and tax expense of $485, respectively	(5,886)	2,366

	Nine Months Ended September 30,
	2014	2013
Revenues	$111,735	$209,394

Loss from discontinued operations, net of tax benefit of $10,131 and $3,786, respectively	(15,735)	(20,045)

The following summarizes the assets and liabilities related to the businesses reported as discontinued operations (in thousands):

	September 30, 2014	December 31, 2013
Accounts receivable, net	$25,415	$26,858
Prepaid expenses	5,810	8,164
Inventory and other current assets	30,891	63,618
Current assets	$62,116	$98,640
Property, plant and equipment, net	219,223	217,089
Intangible and other long-term assets, net	4,420	4,854
Long-term assets	$223,643	$221,943
Accounts payable	21,478	13,449
Accrued expenses	37,362	52,133
Current liabilities	$58,840	$65,582
Other long-term liabilities	$18,009	$21,801

Assets and liabilities held for sale include a capital lease for a dynamically positioned subsea vessel.  Such amounts are recorded at the present value of the lease payments.  The vessel’s gross asset value under the capital lease was approximately $37.6 million at inception and accumulated depreciation through September 30, 2014 and December 31, 2013 was approximately $17.4 million and $16.4 million, respectively.  As of September 30, 2014,  $18.0 million of other long-term liabilities and $4.5 million of accounts payable related to this capital lease are included in the liabilities held for sale.  As of December 31, 2013,  $21.4 million of other long-term liabilities and $4.2 million of accounts payable related to this capital lease are included in the liabilities held for sale.

(3)Acquisitions

In March 2013, the Company acquired all of the equity interests in a company that provides cementing services in Colombia.  The Company paid approximately $20.4 million at closing and repaid $3.0 million of the acquired company’s debt.  During the nine months ended September 30, 2014, the Company paid $2.4 million as a result of a post-closing process to reconcile the net working capital of the acquired company and settlement of certain liabilities.  The Company will pay up to an additional $1.3 million during the first half of 2015, subject to the settlement of certain liabilities.  Goodwill of approximately $15.1 million was recognized as a result of this acquisition and was calculated as the excess of the consideration paid over the net assets recognized and represents estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill related to this acquisition will be deductible for tax purposes. All of the goodwill was assigned to the Production Services segment.

In October 2014, the Company acquired all of the equity interests in a company that provides well testing and slickline services in India.  The purchase price of the acquisition was approximately $25.0 million.

(4)Accelerated Share Repurchase Program

In March 2014, the Company entered into an accelerated share repurchase program with a third-party financial institution to purchase $75.0 million aggregate amount of shares of the Company’s outstanding common stock.  The Company paid $75.0 million and received and retired an initial delivery of 1,899,055 shares that represented approximately 75% of the total number of shares repurchased under the agreement.  In April 2014, the accelerated share repurchase program was completed and the Company received and retired 633,485 additional shares.

(5)Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and the conversion of restricted stock units.

Stock options for approximately 284,000 and 1,100,000 shares of the Company’s common stock for the three months ended September 30, 2014 and 2013, respectively, and approximately 1,054,000 and 1,210,000 shares of the Company’s common stock for the nine months ended September 30, 2014 and 2013, respectively, were excluded in the computation of diluted earnings per share for these periods as the effect would have been anti-dilutive.

(6)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants).  Under the stock incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.  The Company’s total compensation expense related to these plans was approximately $33.5 million and $27.7 million for the nine months ended September 30, 2014 and 2013, respectively, which is reflected in general and administrative expenses.

(7)Inventory and Other Current Assets

Inventory and other current assets includes approximately $164.0 million and $162.9 million of inventory as of September 30, 2014 and December 31, 2013, respectively.  Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process.  Supplies and consumables consist principally of products used in our services provided to customers. The components of the inventory balances are as follows (in thousands):

	September 30, 2014	December 31, 2013
Finished goods	$66,340	$65,621
Raw materials	33,281	20,764
Work-in-process	18,445	20,064
Supplies and consumables	45,936	56,470
Total	$164,002	$162,919

As of December 31, 2013, inventory and other current assets also included approximately $8.8 million of available-for-sale securities recorded at fair value. These available-for-sale securities consisted of approximately 1.4 million shares of SandRidge Energy, Inc. (SandRidge) common stock held by the Company.  During the second quarter of 2014, the Company sold all of the remaining shares of SandRidge common stock for approximately $10.6 million. In connection with the sale, the Company reversed approximately $1.2 million of previously recorded unrealized losses, of which approximately $1.8 million was reclassified out of accumulated other comprehensive loss, net of tax benefit of approximately $0.6 million. During the nine months ended September 30, 2013, the Company recorded an unrealized loss related to the fair value of these securities of approximately $0.7 million, of which approximately $0.5 million was reported within accumulated other comprehensive loss, net of tax expense of approximately $0.2 million.

(8)Goodwill

Goodwill is tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  During the third quarter of 2014, the Company changed its annual goodwill impairment testing date from December 31 to October 1 of each year. Management considers this accounting change preferable because it allows the Company additional time to complete the annual goodwill impairment test.  This change does not accelerate, delay, avoid, or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. The Company will complete its annual goodwill impairment test during the fourth quarter of 2014.

(9)Debt

Credit Facility

The Company has a $1.0 billion bank credit facility, comprised of a $600 million revolving credit facility and a $400 million term loan.  The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, which began on June 30, 2012.  As of September 30, 2014, the Company had $350 million outstanding under the term loan and had no amounts outstanding under the revolving portion of its credit facility.  The Company also had approximately $48.2 million of letters of credit outstanding that reduce the Company’s borrowing availability under the revolving portion of the credit facility.

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

(10)Decommissioning Liabilities

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

The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liabilities have changed materially.  During the fourth quarter of 2013, as a result of an increase in third party drilling activity in the vicinity of the Bullwinkle platform, the Company believed new economic opportunities existed for additional production handling agreements with those third party production companies utilizing the Bullwinkle platform.  As a result, the Company revised its estimates relating to the timing of decommissioning work on its Bullwinkle assets, including a 10 year postponement of the platform decommissioning to an estimated date of 2038.  This change in estimate resulted in a reduction in the present value of decommissioning liabilities.  Further, as of December 31, 2013, the Company anticipated that it would be able to decommission several depleted wells that are part of the Bullwinkle assets based on the estimates received from engineers regarding platform availability during 2014.  As a result, as of December 31, 2013, the decommissioning liabilities associated with those wells were classified as current liabilities on the consolidated balance sheet.  Based on revised estimates received during the second quarter of 2014, the Company does not anticipate decommissioning any of the wells during the next twelve months.  As a result, all of the decommissioning liabilities were classified as long-term liabilities on the consolidated balance sheet as of September 30, 2014.

The following table summarizes the activity for the Company’s decommissioning liabilities for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Decommissioning liabilities, December 31, 2013 and 2012, respectively	$83,519	$93,053
Liabilities acquired and incurred	866	360
Liabilities settled	-	(87)
Accretion	3,324	4,269
Revision in estimated liabilities	(266)	-
Total decommissioning liabilities, September 30, 2014 and 2013, respectively	$87,443	$97,595

(11) Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company towards costs associated with the abandonment of the acquired property.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totals  $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities.  The Company recorded interest income related to notes receivable of $1.2 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively.

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

For the three and nine months ended September 30, 2014 and 2013, operating results for the Company’s subsea construction and conventional decommissioning businesses are reported in discontinued operations (see note 2).  Previously those operating results were reported within the Technical Solutions segment, which was named the Subsea and Technical Solutions segment.

The Company evaluates the performance of its reportable segments based on income or loss from operations.  The segment measure is calculated as follows: segment revenues less segment operating expenses, depreciation expense and allocated general and administrative expenses.  General and administrative expenses are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods which the Company believes to be a reasonable reflection of the utilization of services provided.  The Company believes this segment measure is useful in evaluating the performance of its reportable segments because it highlights operating trends and aids analytical comparisons.

Summarized financial information for the Company’s segments for the three and nine months ended September 30, 2014 and 2013 is shown in the following tables (in thousands):

Three Months Ended September 30, 2014

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$239,204	$470,849	$348,793	$150,180	$-	$1,209,026
Cost of services and rentals
(exclusive of items shown separately below)	76,277	317,433	248,567	79,415	-	721,692
Depreciation, depletion, amortization and accretion	47,904	59,009	41,225	22,016	-	170,154
General and administrative expenses	36,913	39,625	45,627	32,694	-	154,859
Income from operations	78,110	54,782	13,374	16,055	-	162,321
Interest expense, net	-	-	-	404	(24,573)	(24,169)
Other expense	-	-	-	-	(2,051)	(2,051)
Income (loss) from continuing operations before income taxes	$78,110	$54,782	$13,374	$16,459	$(26,624)	$136,101

Three Months Ended September 30, 2013

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$215,523	$398,016	$359,722	$123,151	$-	$1,096,412
Cost of services and rentals
(exclusive of items shown separately below)	73,873	275,676	251,575	70,508	-	671,632
Depreciation, depletion, amortization and accretion	42,390	52,576	45,554	11,508	-	152,028
General and administrative expenses	35,864	37,216	46,735	27,549	-	147,364
Income from operations	63,396	32,548	15,858	13,586	-	125,388
Interest expense, net	-	-	-	743	(26,307)	(25,564)
Other expense	-	-	-	-	(1,697)	(1,697)
Income (loss) from continuing operations before income taxes	$63,396	$32,548	$15,858	$14,329	$(28,004)	$98,127

Nine Months Ended September 30, 2014

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$685,396	$1,258,774	$1,013,904	$419,922	$-	$3,377,996
Cost of services and rentals
(exclusive of items shown separately below)	216,166	876,575	706,911	223,938	-	2,023,590
Depreciation, depletion, amortization and accretion	140,265	174,995	123,213	54,964	-	493,437
General and administrative expenses	117,026	114,604	138,058	87,943	-	457,631
Income from operations	211,939	92,600	45,722	53,077	-	403,338
Interest expense, net	-	-	-	1,167	(73,777)	(72,610)
Other expense	-	-	-	-	(1,480)	(1,480)
Income (loss) from continuing operations before income taxes	$211,939	$92,600	$45,722	$54,244	$(75,257)	$329,248

Nine Months Ended September 30, 2013

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$614,924	$1,222,215	$1,096,185	$341,089	$-	$3,274,413
Cost of services and rentals
(exclusive of items shown separately below)	205,502	819,472	756,954	188,002	-	1,969,930
Depreciation, depletion, amortization and accretion	125,768	158,021	133,361	29,282	-	446,432
General and administrative expenses	104,002	116,786	143,349	76,675	-	440,812
Income from operations	179,652	127,936	62,521	47,130	-	417,239
Interest expense, net	-	-	-	2,195	(83,805)	(81,610)
Other income	-	-	-	-	41	41
Loss on early extinguishment of debt	-	-	-	-	(884)	(884)
Income (loss) from continuing operations before income taxes	$179,652	$127,936	$62,521	$49,325	$(84,648)	$334,786

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
September 30, 2014	$1,282,129	$3,012,785	$2,123,888	$1,045,138	$-	$7,463,940
December 31, 2013	$1,245,501	$2,973,916	$2,176,785	$1,015,105	$-	$7,411,307

As of September 30, 2014, the Technical Solutions segment included $285.8 million of identifiable assets of the subsea construction and conventional decommissioning businesses that were classified as assets held for sale on the consolidated balance sheet.

Geographic Segments

The Company attributes revenue to various countries based on the location of where services are performed or the destination of the drilling products or equipment sold or leased.  Long-lived assets consist primarily of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period.  As of September 30, 2014, the assets of the subsea construction and conventional decommissioning businesses were classified as assets held for sale on the consolidated balance sheet.  The Company’s revenue by geographic area for the three and nine months ended September 30, 2014 and 2013 and long-lived assets by geographic area as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

Revenues:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
United States	$1,024,919	$932,686	$2,850,179	$2,783,756
Other Countries	184,107	163,726	527,817	490,657
Total	$1,209,026	$1,096,412	$3,377,996	$3,274,413

Long-Lived Assets:
			September 30, 2014	December 31, 2013
United States			$2,343,365	$2,476,792
Other Countries			359,167	525,402
Total, net			$2,702,532	$3,002,194

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

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2014	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$11,830	$342	$11,488	-
Interest rate swaps	$2,642	-	$2,642	-
Accounts payable
Non-qualified deferred compensation liabilities	$2,667	-	$2,667	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$14,052	-	$14,052	-

	December 31, 2013	Level 1	Level 2	Level 3
Inventory and other current assets
Available-for-sale securities	$8,817	$8,817	-	-
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$13,731	$2,330	$11,401	-
Interest rate swap	$337	-	$337	-
Accounts payable
Non-qualified deferred compensation liabilities	$1,944	-	$1,944	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$14,986	-	$14,986	-

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

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts.  The fair value of the Company’s long-term debt was approximately $1,753.2 million and $1,789.0 million as of September 30, 2014 and December 31, 2013, respectively.  The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

(14)  Derivative Financial Instruments

From time to time, the Company may employ interest rate swaps in an attempt to achieve a more balanced debt portfolio between fixed and variable interest.  The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has three interest rate swaps for notional amounts of $100 million each related to its 7 1/8% senior notes maturing in December 2021.  These interest rate swaps are accounted for as fair value hedges since the swaps hedge against the change in fair value of fixed rate debt resulting from changes in interest rates.  The Company recorded a derivative asset relating to these swaps of $2.6 million and $0.3 million within intangible and other long term assets in the consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.

The changes in fair value of the interest rate swaps are included in the adjustments to reconcile net income to net cash provided by operating activities in the consolidated statement of cash flows. The effect and location of the derivative instruments in the condensed consolidated statement of operations, presented on a pre-tax basis, are as follows (in thousands):

		Three Months Ended September 30,
Effect of derivative instrument	Location of (gain) loss recognized	2014	2013
Interest rate swap	Interest expense, net	$1,907	$(513)
Hedged item - debt	Interest expense, net	(2,639)	615
		$(732)	$102

		Nine Months Ended September 30,
		2014	2013
Interest rate swap	Interest expense, net	$(6,727)	$7,383
Hedged item - debt	Interest expense, net	4,422	(6,886)
		$(2,305)	$497

For the nine months ended September 30, 2014 and 2013,  approximately $2.3 million of interest income and $0.5 million of interest expense, respectively, was related to the ineffectiveness associated with these fair value hedges.  Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

(15)  Income Taxes

The Company follows authoritative guidance with respect to accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.  The Company had approximately $29.9 million of unrecorded tax benefits as of September 30, 2014 and December 31, 2013, all of which would impact the Company’s effective tax rate if recognized.

(16)  Related Party Disclosures

The Company purchases services, products and equipment, as well as leases certain facilities, from companies affiliated with an officer of one of its subsidiaries.  The Company believes the transactions reflected below with these related parties are on terms and conditions no less favorable to the Company than transactions with unaffiliated parties.  For the nine months ended September 30, 2014 and 2013, these purchases totaled approximately $146.8 million and $140.7 million, respectively.  For the nine months ended September 30, 2014, approximately $56.7 million was purchased from ORTEQ Energy Services, a heavy equipment construction company which also manufactures pressure pumping equipment, approximately $0.6 million was purchased from Ortowski Construction, primarily related to the manufacture of pressure pumping units, approximately $15.2 million was paid to Resource Transport, LLC, related to the transportation of sand used in pressure pumping activities, approximately $51.6 million was purchased from Texas Specialty Sands, LLC, primarily for the purchase of sand used for pressure pumping activities, approximately $21.1 million was purchased from ProFuel, LLC, primarily related to the purchase of diesel used to operate equipment and trucks, and approximately $1.6 million was related to leasehold improvements and facilities leased from Timber Creek Real Estate Partners.  For the nine months ended September 30, 2013, approximately $41.1 million was purchased from ORTEQ Energy Services, approximately $0.1 million was purchased from Ortowski Construction, approximately $11.9 million was paid to Resource Transport, LLC, approximately $64.6 million was purchased from Texas Specialty Sands, LLC, approximately $22.6 million was purchased from ProFuel, LLC and approximately $0.4 million was related to facilities leased from Timber Creek Real Estate Partners.

As of September 30, 2014, the Company’s trade accounts payable includes amounts due to these companies totaling approximately $29.0 million, of which approximately $4.6 million was due ORTEQ Energy Services, approximately $4.0 million was due Resource Transport, LLC, approximately $16.2 million was due Texas Specialty Sands, LLC and approximately $4.2 million was due ProFuel, LLC.  As of December 31, 2013, the Company’s trade accounts payable includes amounts due to these companies totaling approximately $14.6 million, of which approximately $7.8 million was due ORTEQ Energy Services, approximately $0.9 million was due Resource Transport, LLC, approximately $2.0 million was due Texas Specialty Sands, LLC, approximately $2.6 million was due ProFuel, LLC and approximately $1.3 million was due Timber Creek Real Estate Partners.

The Company’s President and Chief Executive Officer serves as an independent director of the board of Linn Energy, LLC (Linn), an independent oil and gas development company with focus areas in the Rockies, Mid-Continent, the Hugoton Basin, California, the Permian Basin, Michigan, Illinois and east Texas.  The Company recorded revenues from Linn and its subsidiaries of approximately $15.3 million and $15.9 million for the nine months ended September 30, 2014 and 2013, respectively.  The Company had trade receivables from Linn and its subsidiaries of approximately $1.3 million and $2.9 million as of September 30, 2014 and December 31, 2013, respectively.

(17)  Recently Issued Accounting Pronouncements

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

Executive Summary

For the three months ended September 30, 2014, revenue was $1,209.0 million and income from continuing operations was $85.7 million, or $0.55 diluted earnings per share.  Net income was $79.9 million, or $0.51 diluted earnings per share.

Third quarter 2014 revenue in our Drilling Products and Services segment increased 6% sequentially to $239.2 million, as compared to $226.0 million in the second quarter of 2014.  The primary factor driving the higher sequential revenue in this segment was a 24% increase in international revenue to $63.7 million due to increased rentals of premium drill pipe and accommodations.  U.S. land revenue increased 5% sequentially to $85.9 million due to increased rentals of bottom hole assemblies and accommodations.  Gulf of Mexico revenue decreased 3% sequentially to $89.6 million due to decreased  specialty rentals.

Third quarter 2014 revenue in our Onshore Completion and Workover Services segment increased 18% sequentially to $470.8 million, as compared to $398.1 million in the second quarter of 2014.  All of this segment’s revenue is derived from the U.S. land market area.  On a sequential basis, the revenue increase was driven by higher demand for pressure pumping services.

Third quarter 2014 revenue in our Production Services segment increased 1% sequentially to $348.8 million, as compared to $343.9 million in the second quarter of 2014. U.S. land revenue increased 5% sequentially to $225.0 million primarily due to increased activity for coiled tubing and wireline.  International revenue decreased 5% sequentially to $86.6 million primarily due to decreased activity for hydraulic workover and snubbing services and pressure control tools.    Gulf of Mexico revenue decreased 3% sequentially to $37.2 million primarily due to decreased coiled tubing activity.

Third quarter 2014 revenue in our Technical Solutions segment increased to $150.2 million, which represents an 8% sequential increase from second quarter 2014 revenue of $139.6 million.  U.S. land revenue increased 20% sequentially to $32.4 million primarily due to an increase in demand for completion tools and products and an increase in well control services.  Gulf of Mexico revenue increased 4% sequentially to $84.0 million primarily due to an increase in well control services, which was partially offset by a decline in demand for completion tools and products.  International revenue increased 5% sequentially to $33.8  million as a result of an increase in well service activity.    Operating results for our subsea construction and conventional decommissioning businesses are reported in discontinued operations.  Previously those operating results were reported within the Technical Solutions segment, which was named the Subsea and Technical Solutions segment.

Comparison of the Results of Operations for the Three Months Ended September 30, 2014 and 2013

For the three months ended September 30, 2014, our revenues were $1,209.0 million, resulting in income from continuing operations of $85.7 million, or $0.55 diluted earnings per share.  Net income was $79.9 million, or $0.51 diluted earnings per share.  For the three months ended September 30, 2013, revenues were $1,096.4 million and income from continuing operations was $67.5 million, or $0.42 diluted earnings per share.  Net income was $69.8 million, or $0.43 diluted earnings per share.

The following table compares our operating results for the three months ended September 30, 2014 and 2013 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services and Rentals
	2014	2013	Change	2014	%	2013	%	Change
Drilling Products and Services	$239,204	$215,523	$23,681	$76,277	32%	$73,873	34%	$2,404
Onshore Completion and
Workover Services	470,849	398,016	72,833	317,433	67%	275,676	69%	41,757
Production Services	348,793	359,722	(10,929)	248,567	71%	251,575	70%	(3,008)
Technical Solutions	150,180	123,151	27,029	79,415	53%	70,508	57%	8,907
Total	$1,209,026	$1,096,412	$112,614	$721,692	60%	$671,632	61%	$50,060

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 11% to $239.2 million for the three months ended September 30, 2014, as compared to $215.5 million for the same period in 2013.  Cost of services as a percentage of revenue decreased to 32% of segment revenue for the three months ended September 30, 2014, as compared to 34% in the same period in 2013, primarily due to an increase in revenues from a more favorable product mix.  Revenue from our Gulf of Mexico market area increased approximately 15% due to increased activity in most of our product lines within this segment, particularly premium drill pipe and accommodations.  Revenue generated from our U.S. land market area increased 18% primarily due to increases in accommodations rentals and bottom hole assemblies.  These increases were partially offset by a 2% decrease in revenue derived from our international market area primarily due to a decreased activity in rentals of bottom hole assemblies.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment increased 18% to  $470.8 million for the three months ended September 30, 2014, as compared to $398.0 million for the same period in 2013.  All of this segment’s revenue is derived from the U.S. land market area.  The increase in revenue was driven by higher demand for pressure pumping services and fluid management.  Cost of services as a percentage of revenue decreased to 67% of segment revenue for the three months ended September 30, 2014 as compared to 69% in the same period in 2013, primarily due to the improved cost efficiencies in our pressure pumping activities.

Production Services Segment

Revenue from our Production Services segment for the three months ended September 30, 2014 decreased by 3% to $348.8 million, as compared to $359.7 million for the same period in 2013.  Cost of services as a percentage of revenue increased to 71% from 70% in the third quarter of 2013.  Revenue derived from the Gulf of Mexico market area decreased 29% due to decreased activity for pressure control and hydraulic workover and snubbing services.  Revenue from the U.S. land market area remained flat for the three months ended September 30, 2014 as compared to the same period in 2013, as increases in revenue from coiled tubing and wireline services were offset by a decrease in revenue from remedial pumping activity.  Revenue from international market areas increased 6% primarily due to an increase in hydraulic workover and snubbing activity and increased activity for remedial pumping services in Latin America.

Technical Solutions Segment

Revenue from our Technical Solutions segment increased 22% to $150.2 million for the three months ended September 30, 2014, as compared to $123.2 million for the same period in 2013.  Cost of services decreased to 53% of segment revenue from 57% in the third quarter of 2013, primarily due to an increase in revenues from a more favorable product mix.  Revenue in our international market areas increased as a result of an increase in completion tools and products.  Revenue in our U.S. land market area increased 45% primarily due to an increase in demand for completion tools and products.   Revenue in our Gulf of Mexico market area remained flat for the three months ended September 30, 2014, as compared to the same period in 2013.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $170.2 million for the three months ended September 30, 2014 from $152.0 million for the same period in 2013.  Depreciation and amortization expense for our Drilling Products and Services segment for the three months ended September 30, 2014 increased by $5.5 million, or 13%, due to 2013 and 2014 capital expenditures.  Depreciation and amortization expense for our Onshore Completion and Workover Services segment for the three months ended September 30, 2014 increased by $6.5 million, or 12%, due to 2013 and 2014 capital expenditures.  Depreciation and amortization expense for our Production Services segment for the three months ended September 30, 2014 decreased by $4.3 million, or 10%, as a result of certain assets being fully depreciated.  Depreciation, depletion, amortization and accretion expense for our Technical Solutions segment for the three months ended September 30, 2014 increased by approximately $10.5 million, or 91%, primarily due to 2013 and 2014 capital expenditures.

General and Administrative Expenses

General and administrative expenses were $154.9 million for the three months September 30, 2014, as compared to $147.4 million for the same period in 2013.    The increase is primarily attributable to an increase in employee-related expenses and expanding infrastructure to support our growth in both U.S. and international markets.

Discontinued Operations

Discontinued operations include operating results for both our subsea construction business and our conventional decommissioning business.  Loss from discontinued operations, net of tax, was $5.9 million for the three months ended September 30, 2014, as compared to an income from discontinued operations, net of tax of $2.4 million for the same period in 2013.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2014 and 2013

For the nine months ended September 30, 2014, our revenues were $3,378.0 million, resulting in income from continuing operations of $207.4 million, or $1.31 diluted earnings per share.  Net income was $191.7 million, or $1.21 diluted earnings per share.  For the nine months ended September 30, 2013, revenues were $3,274.4 million and income from continuing operations was $222.2 million, or $1.38 diluted earnings per share.  Net income was $202.1 million, or $1.26 diluted earnings per share.

The following table compares our operating results for the nine months ended September 30, 2014 and 2013 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services and Rentals
	2014	2013	Change	2014	%	2013	%	Change
Drilling Products and Services	$685,396	$614,924	$70,472	$216,166	32%	$205,502	33%	$10,664
Onshore Completion and
Workover Services	1,258,774	1,222,215	36,559	876,575	70%	819,472	67%	57,103
Production Services	1,013,904	1,096,185	(82,281)	706,911	70%	756,954	69%	(50,043)
Technical Solutions	419,922	341,089	78,833	223,938	53%	188,002	55%	35,936
Total	$3,377,996	$3,274,413	$103,583	$2,023,590	60%	$1,969,930	60%	$53,660

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 11% to $685.4 million for the nine months ended September 30, 2014, as compared to $614.9 million for the same period in 2013.  Cost of services as a percentage of revenue decreased to 32% of segment revenue for the nine months ended September 30, 2014, as compared to 33% in the same period in 2013, primarily due to an increase in revenues from a more favorable product mix.  Revenue from our Gulf of Mexico market area increased approximately 27% due to increases in rentals of premium drill pipe and accommodations.  Revenue generated from our U.S. land market area increased 6% primarily due to increases in revenue from rentals of accommodations and bottom hole assemblies.  These increases were partially offset by a 3% decrease in revenue generated from our international market areas, which was due to decreases in rentals of accommodations and premium drill pipe.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment increased by 3% to $1,258.8 million for the nine months ended September 30, 2014, as compared to $1,222.2 million for the same period in 2013.  All of this segment’s revenue is derived from the U.S. land market area.  The increase in revenue was driven by  higher demand for pressure pumping services and fluid management.

Cost of services as a percentage of revenue increased to 70% of segment revenue for the nine months ended September 30, 2014, as compared to 67% in the same period in 2013, primarily due to increased repair and maintenance expenses for pressure pumping services.

Production Services Segment

Revenue from our Production Services segment for the nine months ended September 30, 2014 decreased by 8% to $1,013.9 million, as compared to $1,096.2 million for the same period in 2013.  Cost of services as a percentage of revenue increased to 70% of segment revenue as compared to 69% in the same period in 2013.  Revenue derived from the Gulf of Mexico market area decreased 31% due to decreased activity for pressure control, hydraulic workover and snubbing and wireline services.  Revenue from international market areas remained flat for the nine months ended September 30, 2014 as compared to the same period in 2013.  Revenue from the U.S. land market area decreased 5% as we experienced declines in coiled tubing, remedial pumping, and hydraulic workover and snubbing activity.

Technical Solutions Segment

Revenue from our Technical Solutions segment increased 23% to $419.9 million for the nine months ended September 30, 2014, as compared to $341.1 million for the same period in 2013.  Cost of services as a percentage of revenue decreased to 53% of segment revenue for the nine months ended September 30, 2014 as compared to 55% in the same period of 2013, primarily due to an increase in revenues from a more favorable product mix.  Revenue in our international market areas increased 77% as a result of an increase in demand for well control work and completion tools and products.  Revenue in our Gulf of Mexico market area increased 6% primarily due to an increase in our oil and gas activities.  Revenue in our U.S. land market area increased 39% primarily due to an increase in demand for completion tools and products.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $493.4 million for the nine months ended September 30, 2014 from $446.4 million for the same period in 2013.  Depreciation and amortization expense for our Drilling Products and Services segment for the nine months ended September 30, 2014 increased by $14.5 million, or 12%, due to 2013 and 2014 capital expenditures.  Depreciation and amortization expense for our Onshore Completion and Workover Services segment for the nine months ended September 30, 2014 increased by $17.0 million, or 11%, due to 2013 and 2014 capital expenditures.  Depreciation and amortization expense for our Production Services segment for the nine months ended September 30, 2014 decreased by $10.2 million, or 8% as a result of certain assets being fully depreciated.  Depreciation, depletion, amortization and accretion expense for our Technical Solutions segment for the nine months ended September 30, 2014 increased by approximately $25.7 million, or 88%, primarily due to 2013 and 2014 capital expenditures.

General and Administrative Expenses

General and administrative expenses were $457.6 million for nine months ended September 30, 2014, as compared to $440.8 million for the same period in 2013. The increase is primarily attributable to an increase in employee-related expenses and expanding infrastructure to support our growth in both U.S. and international markets.

Discontinued Operations

Discontinued operations include operating results for both our subsea construction business and conventional decommissioning business.  Losses from discontinued operations, net of tax, were $15.7 million for the nine months ended September 30, 2014, as compared to $20.0 million for the same period in 2013.

Liquidity and Capital Resources

In the nine months ended September 30, 2014, we generated net cash from operating activities of $764.3 million, as compared to $636.1 million in the same period of 2013.  Our primary liquidity needs are for working capital and to fund capital expenditures, debt service, dividend payments, share repurchases and acquisitions.  Our primary sources of liquidity are cash flows from operations and available borrowings under the revolving portion of our credit facility.  We had cash and cash equivalents of $320.0 million as of September 30, 2014, compared to $196.0 million as of December 31, 2013.  As of September 30, 2014, approximately $129.9 million of our cash balance was held outside the U.S.  Cash balances held in foreign jurisdictions can be repatriated to the U.S.; however, they would be subject to federal income taxes, less applicable foreign tax credits.  The Company has not provided U.S. income tax expense on earnings of its foreign subsidiaries because it expects to reinvest the undistributed earnings indefinitely.  In October 2014, we acquired all of the equity interests in a company in India using approximately $25.0 million of cash which was held outside of the U.S.

We spent $438.3 million of cash on capital additions during the nine months ended September 30, 2014.  Approximately $96.7 million, $64.5 million and $58.3 million were used to expand and maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Technical Solutions segments, respectively, and approximately $218.8 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory.

We have a $1.0 billion bank credit facility which is comprised of a $600 million revolving portion and a $400 million term loan.  The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter.  As of September 30, 2014, we had $350 million outstanding under the term loan. As of September 30, 2014, we had no amounts outstanding under the revolving portion of our credit facility and approximately $48.2 million of letters of credit outstanding, which reduce our borrowing capacity under this portion of the credit facility.  As of October 30, 2014, we had no amounts outstanding under the revolving portion of our credit facility, and approximately $47.7 million of letters of credit outstanding.  All amounts outstanding under the bank credit facility are due on February 7, 2017.  Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our leverage ratio.  Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries.  The credit facility contains customary events of default and requires that we satisfy various financial covenants.  As of September 30, 2014, we were in compliance with all such covenants.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019.  The indenture contains customary events of default and requires that we satisfy various covenants. As of September 30, 2014, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021.  The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants. As of September 30, 2014, we were in compliance with all such covenants.

We currently believe that we will spend approximately $180 million to $235 million on capital expenditures, excluding acquisitions, during the remaining three months of 2014.  We believe that our current working capital and cash generated from our operations will provide sufficient funds for our identified capital projects.

We continue to focus on operational efficiency and returning cash to shareholders.  Year to date through October 30, 2014, we have repurchased $242.3 million of our common stock.  As of October 30, 2014, $147.0 million was available under our existing share repurchase program.  During 2014, we have paid $37.6 million of dividends to stockholders.  In October 2014, we declared a quarterly dividend of $0.08 per share on our outstanding common stock, which will be paid on November 19, 2014.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading purposes.  As of September 30, 2014, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

As of September 30, 2014, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Term loan due 2017	$-	$350,000
6 3/8 % Senior notes due 2019	500,000	-
7 1/8% Senior notes due 2021	500,000	300,000
Other	1,178	-
Total Debt	$1,001,178	$650,000

Based on the amount of this debt outstanding as of September 30, 2014, a 10% increase in the variable interest rate would have increased our interest expense for the nine months ended September 30, 2014 by approximately $1.7 million, while a 10% decrease would have decreased our interest expense by approximately $1.7 million.

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

b.

Changes in internal control.  There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
July 1 - 31, 2014	1,328,937	$35.81	1,328,437	$225,216,717
August 1 - 31, 2014	627,108	$34.29	626,300	$203,741,093
September 1 - 30, 2014	1,897	$33.93	-	$203,741,093
Total	1,957,942	$35.32	1,954,737	$203,741,093

(1)	Through our stock incentive plans, 3,205 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock and restricted stock units.
(2)	On October 14, 2013, we announced that our Board of Directors authorized a $400 million share repurchase program of our common stock, which will expire on December 31, 2015.

Item 6.   Exhibits

(a)	The following exhibits are filed with this Form 10-Q:

Exhibit No.	Description
3.1

Restated Certificate of Incorporation of Superior Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed August 7, 2013 (File No. 001-34037)).

3.2

Amended and Restated Bylaws of Superior Energy Services, Inc. (as amended through March 7, 2012) (incorporated herein by reference to Exhibit 3.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed March 12, 2012 (File No. 001-34037))

4.1

Indenture, dated April 27, 2011, among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed April 27, 2011 (File No. 001-34037)), as amended by Supplemental Indenture, dated February 29, 2012, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed March 1, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated May 7, 2012, by and among SESI, L.L.C. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed May 8, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated August 29, 2014, by and among SESI, L.L.C. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed September 2, 2014 (File No. 001-34037)).

4.2

Indenture, dated December 6, 2011, among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 12, 2011 (File No. 001-34037)), as amended by Supplemental Indenture, dated February 29, 2012, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed March 1, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated May 7, 2012, by and among SESI, L.L.C. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed May 8, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated August 29, 2014, by and among SESI, L.L.C. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed September 2, 2014 (File No. 001-34037)).

18.1*	Preferability letter regarding change in accounting policy relating to goodwill.
31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

    *Filed herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date:	November 4, 2014	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)