Form 10-Q
period 2015-03-31
SUPERIOR ENERGY SERVICES INC
filed 2015-05-04
CIK 886835

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of the registrant’s common stock outstanding on May 1, 2015 was 150,453,236.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended March 31, 2015

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2015 and December 31, 2014
(in thousands, except share data)
	3/31/2015	12/31/2014
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$414,829	$393,046
Accounts receivable, net of allowance for doubtful accounts of $22,834 and
$22,076 as of March 31, 2015 and December 31, 2014, respectively	770,846	926,768
Deferred income taxes	25,064	32,138
Prepaid expenses	69,772	74,750
Inventory and other current assets	203,412	185,429
Assets held for sale	144,905	116,680
Total current assets	1,628,828	1,728,811
Property, plant and equipment, net of accumulated depreciation and depletion of $2,394,123 and $2,269,542 as of March 31, 2015 and December 31, 2014, respectively	2,690,491	2,733,839
Goodwill	2,465,646	2,468,409
Notes receivable	26,387	25,970
Intangible and other long-term assets, net of accumulated amortization of $87,117 and $81,386 as of March 31, 2015 and December 31, 2014, respectively	411,806	420,360
Total assets	$7,223,158	$7,377,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212,609	$225,306
Accrued expenses	337,273	363,747
Income taxes payable	8,723	40,213
Current maturities of long-term debt	21,533	20,941
Liabilities held for sale	17,999	61,840
Total current liabilities	598,137	712,047
Deferred income taxes	693,123	702,996
Decommissioning liabilities	91,485	88,000
Long-term debt, net	1,622,713	1,627,842
Other long-term liabilities	163,396	166,766
Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value.
Authorized-250,000,000, Issued and Outstanding-150,363,047 as of March 31, 2015 Authorized-250,000,000, Issued-149,648,826, Outstanding-149,708,825 as of December 31, 2014	150	150
Additional paid in capital	2,632,926	2,620,328
Accumulated other comprehensive loss, net	(50,959)	(36,280)
Retained earnings	1,472,187	1,495,540
Total stockholders’ equity	4,054,304	4,079,738
Total liabilities and stockholders’ equity	$7,223,158	$7,377,389

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31, 2015 and 2014
(in thousands, except per share data)
(unaudited)

	2015	2014
Revenues:
Services	$685,465	$802,339
Rentals	231,770	259,079
Total revenues	917,235	1,061,418
Costs and expenses:
Cost of services (exclusive of items shown separately below)	481,993	553,762
Cost of rentals (exclusive of items shown separately below)	100,253	97,843
Depreciation, depletion, amortization and accretion	162,220	162,318
General and administrative expenses	150,962	155,919
Income from operations	21,807	91,576
Other income (expense):
Interest expense, net	(23,209)	(23,881)
Other expense	(971)	(35)
Income (loss) from continuing operations before income taxes	(2,373)	67,660
Income taxes	(878)	25,034
Net income (loss) from continuing operations	(1,495)	42,626
Loss from discontinued operations, net of income tax	(9,640)	(5,954)
Net income (loss)	$(11,135)	$36,672
Earnings (losses) per share information:
Basic:
Continuing operations	$(0.01)	$0.27
Discontinued operations	(0.06)	(0.04)
Basic earnings (losses) per share	$(0.07)	$0.23
Diluted:
Continuing operations	$(0.01)	$0.27
Discontinued operations	(0.06)	(0.04)
Diluted earnings (losses) per share	$(0.07)	$0.23
Cash dividends declared per share	$0.08	$0.08
Weighted average common shares used in computing
earnings (losses) per share:
Basic	149,881	158,212
Incremental common shares from stock based compensation	-	2,700
Diluted	149,881	160,912

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2015 and 2014
(in thousands)
(unaudited)

	2015	2014
Net income (loss)	$(11,135)	$36,672
Unrealized net gain on available-for-sale securities, net of tax	-	64
Change in cumulative translation adjustment, net of tax	(14,679)	1,327
Comprehensive income (loss)	$(25,814)	$38,063

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015 and 2014
(in thousands)
(unaudited)
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(11,135)	$36,672
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	162,223	165,288
Deferred income taxes	(4,767)	6,495
Stock based compensation expense	11,816	11,116
Amortization of debt issuance costs	1,955	2,071
Other reconciling items, net	2,726	(7,593)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	168,412	(5,035)
Inventory and other current assets	(14,992)	(605)
Accounts payable	(20,800)	7,498
Accrued expenses	(38,152)	(8,485)
Income taxes	(30,973)	8,603
Other, net	11,955	(8,085)
Net cash provided by operating activities	238,268	207,940
Cash flows from investing activities:
Payments for capital expenditures	(127,487)	(159,768)
Purchase of leased vessels	(46,442)	-
Other	1,900	895
Net cash used in investing activities	(172,029)	(158,873)
Cash flows from financing activities:
Payment to extinguish capital lease obligation	(20,933)	-
Principal payments on long-term debt	(5,233)	(5,000)
Share repurchases	-	(82,291)
Cash dividends	(11,984)	(12,689)
Proceeds from exercise of stock options	6,208	5,047
Other	(6,367)	(4,298)
Net cash used in financing activities	(38,309)	(99,231)
Effect of exchange rate changes on cash	(6,147)	(35)
Net increase in cash and cash equivalents	21,783	(50,199)
Cash and cash equivalents at beginning of period	393,046	196,047
Cash and cash equivalents at end of period	$414,829	$145,848

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2015

(1)Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures that are made are adequate to make the information presented not misleading.  These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three months ended March 31, 2015 and 2014 has not been audited.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein.  Certain previously reported amounts have been reclassified to conform to the 2015 presentation.    The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

(2)Discontinued Operations

During 2014, the Company conducted a strategic review and analysis of its subsea construction business.  As of March  31, 2015, the Company was committed to sell the remaining assets of and exit its subsea construction business.  The disposition of the remaining assets of this business is expected to be completed during 2015.

During 2014, the Company also made a decision to discontinue its conventional decommissioning business.  As of March  31, 2015, the Company was committed to sell the assets of and exit its conventional decommissioning business.  The disposition of the assets of this business is expected to be completed during 2015.

Both of the subsea construction business and conventional decommissioning business were included in the Technical Solutions segment.  As of March 31, 2015, the assets and liabilities of these businesses were classified as held for sale.  For the three months ended March 31, 2015 and 2014, the results of operations of these businesses are reported as discontinued operations in the consolidated statements of operations.

The following summarizes certain financial information of the businesses reported as discontinued operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues	$2,940	$39,002

Loss from discontinued operations, net of tax benefit of $1,373 and $2,758, respectively	(9,640)	(5,954)

The following summarizes the assets and liabilities related to the businesses reported as discontinued operations (in thousands):

	March 31, 2015	December 31, 2014
Accounts receivable, net	$3,286	$16,701
Prepaid expenses	1,734	2,463
Inventory and other current assets	5,433	5,576
Current assets	$10,453	$24,740
Property, plant and equipment, net	134,452	91,171
Intangible and other long-term assets, net	-	769
Long-term assets	$134,452	$91,940
Accounts payable	2,801	20,530
Accrued expenses	15,198	24,496
Current liabilities	$17,999	$45,026
Other long-term liabilities	$-	$16,814

During 2015, the Company spent $67.4 million to purchase two leased vessels.  The purchase price for one of the vessels included the extinguishment of the related capital lease obligation of $20.9 million. These purchases were made to facilitate the disposition of the vessels during 2015.

(3)Earnings per Share

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

For the three months ended March 31, 2015, the Company incurred a loss from continuing operations; therefore, the impact of any incremental shares would be anti-dilutive. Stock options for approximately 1,600,000 shares of the Company’s common stock for the three months ended March 31, 2014 were excluded in the computation of diluted earnings per share for the period as the effect would have been anti-dilutive.

(4)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants).  Under the stock incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.  The Company’s total compensation expense related to these plans was approximately $11.6 million and $11.4 million for the three months ended March 31, 2015 and 2014, respectively, which is reflected in general and administrative expenses.

(5)Inventory and Other Current Assets

Inventory and other current assets includes approximately $177.5 million and $165.6 million of inventory as of March 31, 2015 and December 31, 2014, respectively.  Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process.  Supplies and consumables consist principally of products used in our services provided to customers. The components of the inventory balances are as follows (in thousands):

	March 31, 2015	December 31, 2014
Finished goods	$83,866	$72,788
Raw materials	28,847	29,718
Work-in-process	22,684	20,317
Supplies and consumables	42,122	42,739
Total	$177,519	$165,562

(6)Debt

Credit Facility

The Company has a $1.0 billion bank credit facility, comprised of a $600 million revolving credit facility and a $400 million term loan.  The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, which began on June 30, 2012.  As of March 31, 2015, the Company had $340 million outstanding under the term loan and had no amounts outstanding under the revolving portion of its credit facility.  The Company also had approximately $43.7 million of letters of credit outstanding that reduce the Company’s borrowing availability under the revolving portion of the credit facility.

Any amounts outstanding under the bank credit facility are due on February 7, 2017.  Amounts borrowed under the credit facility bear interest at LIBOR plus margins that depend on the Company’s credit rating.

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

(7)Decommissioning Liabilities

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

The Company’s decommissioning liabilities associated with the Bullwinkle platform and its related assets consist of costs related to the plugging of wells, the removal of the related platform and equipment, and site restoration.  The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liabilities have changed materially.

The following table summarizes the activity for the Company’s decommissioning liabilities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Decommissioning liabilities, December 31, 2014 and 2013, respectively	$88,000	$83,519
Liabilities acquired and incurred	840	-
Accretion	1,163	1,133
Revisions in estimated timing and cash flows	1,482	-
Total decommissioning liabilities, March 31, 2015 and 2014, respectively	$91,485	$84,652

(8) Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company towards costs associated with the abandonment of the acquired property.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totals  $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities.  The Company recorded interest income related to notes receivable of $0.4 million for the three months ended March 31, 2015 and 2014.

(9) Segment Information

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

For the three months ended March 31, 2015 and 2014, operating results for the Company’s subsea construction and conventional decommissioning businesses are reported in discontinued operations (see note 2).  Previously those operating results were reported within the Technical Solutions segment.

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

Summarized financial information for the Company’s segments for the three months ended March 31, 2015 and 2014 is shown in the following tables (in thousands):

Three Months Ended March 31, 2015

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$199,459	$350,992	$251,469	$115,315	$-	$917,235
Cost of services and rentals
(exclusive of items shown separately below)	63,251	254,115	191,314	73,566	-	582,246
Depreciation, depletion, amortization and accretion	49,084	59,811	39,160	14,165	-	162,220
General and administrative expenses	39,960	38,292	43,682	29,028	-	150,962
Income (loss) from operations	47,164	(1,226)	(22,687)	(1,444)	-	21,807
Interest expense, net	-	-	-	417	(23,626)	(23,209)
Other expense	-	-	-	-	(971)	(971)
Income (loss) from continuing operations before income taxes	$47,164	$(1,226)	$(22,687)	$(1,027)	$(24,597)	$(2,373)

Three Months Ended March 31, 2014

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$220,210	$389,877	$321,235	$130,096	$-	$1,061,418
Cost of services and rentals
(exclusive of items shown separately below)	67,152	284,235	227,225	72,993	-	651,605
Depreciation, depletion, amortization and accretion	45,017	60,604	41,808	14,889	-	162,318
General and administrative expenses	41,160	38,968	47,188	28,603	-	155,919
Income from operations	66,881	6,070	5,014	13,611	-	91,576
Interest expense, net	-	-	-	365	(24,246)	(23,881)
Other expense	-	-	-	-	(35)	(35)
Income (loss) from continuing operations before income taxes	$66,881	$6,070	$5,014	$13,976	$(24,281)	$67,660

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
March 31, 2015	$1,358,218	$2,924,085	$1,992,701	$948,154	$-	$7,223,158
December 31, 2014	$1,304,110	$3,010,295	$2,116,171	$946,813	$-	$7,377,389

As of March 31, 2015 and December 31, 2014, the Technical Solutions segment included $144.9 million and $116.7 million, respectively, of identifiable assets of the subsea construction and conventional decommissioning businesses that were classified as assets held for sale on the consolidated balance sheets.

Geographic Segments

The Company attributes revenue to various countries based on the location of where services are performed or the destination of the drilling products or equipment sold or rented.  Long-lived assets consist primarily of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period.  As of March 31, 2015 and December 31, 2014, the assets of the subsea construction and conventional decommissioning businesses are classified as assets held for sale on the consolidated balance sheets.  The Company’s revenue by geographic area for the three months ended March 31, 2015 and 2014 and long-lived assets by geographic area as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

Revenues
	Three Months Ended March 31,
	2015	2014
United States	$760,443	$892,319
Other Countries	156,792	169,099
Total	$917,235	$1,061,418

Long-Lived Assets
	March 31, 2015	December 31, 2014
United States	$2,311,191	$2,416,306
Other Countries	379,300	317,533
Total, net	$2,690,491	$2,733,839

(10)  Fair Value Measurements

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

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2015	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$11,938	$368	$11,570	-
Interest rate swaps	$5,446	-	$5,446	-
Accounts payable
Non-qualified deferred compensation liabilities	$1,288	-	$1,288	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$16,763	-	$16,763	-

	December 31, 2014	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$12,982	$1,481	$11,501	-
Interest rate swap	$4,183	-	$4,183	-
Accounts payable
Non-qualified deferred compensation liabilities	$2,291	-	$2,291	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$14,720	-	$14,720	-

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

The Company has three interest rate swap agreements related to its fixed rate debt maturing in 2021 for notional amounts of $100 million each, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and is obligated to make semi-annual interest payments at floating rates, which are adjusted every 90 days, based on LIBOR plus a fixed margin. The swap agreements, scheduled to terminate on December 15, 2021, are designated as fair value hedges of a portion of the Company’s 7 1/8% senior notes, as the derivatives have been tested to be highly effective in offsetting changes in the fair value of the underlying note.  As these derivatives are classified as fair value hedges, the changes in the fair value of the derivatives are offset against the changes in the fair value of the underlying note in interest expense, net (see note 11).

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts.  The fair value of the Company’s long-term debt was approximately $1,703.0 million and $1,624.3 million as of March 31, 2015 and December 31, 2014, respectively.  The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

(11)  Derivative Financial Instruments

From time to time, the Company may employ interest rate swaps in an attempt to achieve a more balanced debt portfolio between fixed and variable interest.  The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has three interest rate swaps for notional amounts of $100 million each related to its 7 1/8% senior notes maturing in December 2021.  These interest rate swaps are accounted for as fair value hedges since the swaps hedge against the change in fair value of fixed rate debt resulting from changes in interest rates.  The Company recorded a derivative asset relating to these swaps of $5.4 million and $4.2 million within intangible and other long term assets in the consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

The changes in fair value of the interest rate swaps are included in the adjustments to reconcile net income to net cash provided by operating activities in the consolidated statement of cash flows. The location and effect of the derivative instruments on the condensed consolidated statement of operations, presented on a pre-tax basis, are as follows (in thousands):

		Three Months Ended March 31,
Effect of derivative instrument	Location of (gain) loss recognized	2015	2014
Interest rate swap	Interest expense, net	$(3,448)	$(4,084)
Hedged item - debt	Interest expense, net	2,185	3,448
		$(1,263)	$(636)

For the three months ended March 31, 2015 and 2014,  approximately $1.3 million and $0.6 million of interest income, respectively, was related to the ineffectiveness associated with these fair value hedges.  Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

(12)  Income Taxes

The Company follows authoritative guidance with respect to accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.  The Company had approximately $30.3 million of unrecorded tax benefits as of March 31, 2015 and December 31, 2014, all of which would impact the Company’s effective tax rate if recognized.

(13)  Related Party Disclosures

During 2014, the Company purchased services, products and equipment, as well as leased certain facilities, from companies affiliated with a former officer, who retired during the first quarter of 2015, of one of its subsidiaries.  The Company believes the transactions reflected below with these related parties were on terms and conditions no less favorable to the Company than transactions with unaffiliated parties.  For the three months ended March 31, 2014, these purchases totaled $53.1 million, of which $20.4 million was purchased from ORTEQ Energy Services, $0.6 million was purchased from Ortowski Construction, $3.4 million was paid to Resource Transport, LLC, $17.7 million was purchased from Texas Specialty Sands, LLC, $10.0 million was purchased from ProFuel, LLC and $1.0 million was related to facilities leased from Timber Creek Real Estate Partners.

As of December 31, 2014, the Company’s trade accounts payable includes amounts due to these companies totaling $26.8 million, of which $10.1 million was due ORTEQ Energy Services, $1.7 million was due Resource Transport, LLC, $14.0 million was due Texas Specialty Sands, LLC, and $1.0 million was due ProFuel, LLC.  No amount was due Timber Creek Real Estate Partners.

The Company’s President and Chief Executive Officer serves as an independent director of the board of Linn Energy, LLC (Linn), an independent oil and gas development company with focus areas in the Rockies, Mid-Continent, the Hugoton Basin, California, the Permian Basin, Michigan, Illinois and east Texas.  The Company recorded revenues from Linn and its subsidiaries of $2.3 million and $6.0 million for the three months ended March 31, 2015 and 2014, respectively.  The Company had trade receivables from Linn and its subsidiaries of $0.9 million and $1.6 million as of March 31, 2015 and December 31, 2014, respectively.

(14)  Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs. The guidance in this update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The new standard is effective for the Company on January 1, 2016 and should be applied on a retrospective basis.  The ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in GAAP.  The guidance in this update requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective for the Company on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the accounting guidance on its ongoing financial reporting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents filed by us with the Securities and Exchange Commission (SEC) contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include, but are not limited to: the cyclicality and volatility of the oil and gas industry, including changes in prevailing levels of exploration, production and development activity; changes in prevailing oil and gas prices or expectations about future prices; operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage for which we may have limited or no insurance coverage or indemnification rights; the effect of regulatory programs and environmental matters on our operations or prospects, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping services; risks associated with the uncertainty of macroeconomic and business conditions worldwide; changes in competitive and technological factors affecting our operations; the potential shortage of skilled workers;  risks inherent in acquiring businesses; risks associated with business growth outpacing the capabilities of our infrastructure and workforce; political, economic and other risks and uncertainties associated with our international operations; our continued access to credit markets on favorable terms; the impact that unfavorable or unusual weather conditions could have on our operations; and the risks inherent in long-term fixed-price contracts. These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements. We undertake no obligation to update any of our forward-looking statements for any reason and,  notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Executive Summary

To a large degree, our business depends upon the level of spending by oil and gas companies for exploration, development and production activities, which in turn is based largely on volatile commodity prices.  See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.  Since mid-2014, oil prices have declined significantly to their lowest levels since 2009.  This decline has caused our oil and gas customers to curtail their operations, reduce their capital expenditures, request pricing concessions and/or other arrangements designed to reduce their operating costs.  Although these changes impacted our U.S. land business significantly more than our other businesses during the first quarter of 2015, the financial performance of each of our operating segments was adversely affected to some degree.  Our meaningful cost reductions in late 2014 and early 2015 partially mitigated these declines and we plan to continue adjusting our cost structure to the lower level of business activity.  As explained further below, during the first quarter of 2015 these changes reduced demand and prices for our products and services, and adversely affected the financial performance of each of our operating segments in each of our geographic markets.  The ultimate impact of the current industry downturn on us will depend upon its length and several other factors, many of which remain beyond our control.

For the three months ended March 31, 2015, revenue was $917.2 million and loss from continuing operations was $1.5 million, or $0.01 loss per share.  Net loss was $11.1 million, or $0.07 loss per share.

First quarter 2015 revenue in our Drilling Products and Services segment decreased 16% sequentially to $199.5 million, as compared to $238.5 million in the fourth quarter of 2014.  U.S. land revenue decreased 29% sequentially to $62.5 million, Gulf of Mexico revenue decreased  6% sequentially to $86.6 million and international revenue decreased 14% sequentially to $50.4 million.  Revenues for all major product and service lines of this segment were impacted by lower levels of oil and gas industry activity and pricing pressure.

First quarter 2015 revenue in our Onshore Completion and Workover Services segment decreased 25% sequentially to $350.9 million, as compared to $469.1 million in the fourth quarter of 2014.  All of this segment’s revenue is derived from the U.S. land market area.

All product and service lines in this segment were impacted negatively by reduced customer activity as well as pricing pressure in North America during the quarter.

First quarter 2015 revenue in our Production Services segment decreased 27% sequentially to $251.5 million, as compared to $342.2 million in the fourth quarter of 2014. U.S. land revenue decreased 35% sequentially to $144.9 million, international revenue decreased 10% sequentially to $81.0 million and Gulf of Mexico revenue decreased 10% sequentially to $25.6 million.  Production Services segment’s revenue was lower in all product and service lines primarily as a result of lower levels of customer activity and pricing pressure.

First quarter 2015 revenue in our Technical Solutions segment decreased 11% sequentially to $115.3 million, as compared to $128.9 million in the fourth quarter of 2014.  U.S. land revenue decreased 25% sequentially to $18.0 million, Gulf of Mexico revenue decreased 2% sequentially to $71.9 million and international revenue decreased 20% sequentially as a result of the decreased oil and gas spending activity and pricing pressure.

Comparison of the Results of Operations for the Three Months Ended March 31, 2015 and 2014

For the three months ended March 31, 2015, our revenues were $917.2 million, resulting in loss from continuing operations of $1.5 million, or $0.01 per share.  Net loss was $11.1 million, or $0.07 loss per share.    For the three months ended March 31, 2014, revenues were $1,061.4 million and income from continuing operations was $42.6 million, or $0.27 per share.  Net income was $36.7 million, of $0.23 per diluted share.

The following table compares our operating results for the three months ended March 31, 2015 and 2014 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services and Rentals
	2015	2014	Change	2015	%	2014	%	Change
Drilling Products and Services	$199,459	$220,210	$(20,751)	$63,251	32%	$67,152	30%	$(3,901)
Onshore Completion and
Workover Services	350,992	389,877	(38,885)	254,115	72%	284,235	73%	(30,120)
Production Services	251,469	321,235	(69,766)	191,314	76%	227,225	71%	(35,911)
Technical Solutions	115,315	130,096	(14,781)	73,566	64%	72,993	56%	573
Total	$917,235	$1,061,418	$(144,183)	$582,246	63%	$651,605	61%	$(69,359)

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 9% to $199.5 million for the three months ended March 31, 2015, as compared to $220.2 million for the same period in 2014.  Cost of services as a percentage of revenue increased to 32% of segment revenue for the three months ended March 31, 2015, as compared to 30% for the same period in 2014.  Revenue from our Gulf of Mexico market area decreased approximately 15%, revenue generated from our U.S. land market area decreased 7% and revenue from our international market area decreased 2%.  Revenues for all major product and service lines of this segment were impacted by lower levels of oil and gas industry activity and pricing pressure.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 10% to  $350.9 million for the three months ended March 31, 2015, as compared to $389.9 million for the same period in 2014.  All of this segment’s revenue is derived from the U.S. land market area.    All product and service lines in this segment were impacted negatively by reduced customer spending and activity as well as pricing pressure in North America during the quarter.

Production Services Segment

Revenue from our Production Services segment for the three months ended March 31, 2015 decreased by 22% to $251.5 million, as compared to $321.2 million for the same period in 2014.  Cost of services as a percentage of revenue increased to 76% of segment revenue from 71% in the first quarter of 2014.  Revenue derived from the Gulf of Mexico market area decreased 26%, revenue from the U.S. land market area decreased 28% and revenue from international market areas decreased 4%.  Production Services segment’s revenue was lower in all product and service lines primarily as a result of lower levels of customer activity and pricing pressure.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 11% to $115.3 million for the three months ended March 31, 2015, as compared to $130.1 million for the same period in 2014.  Cost of services as a percentage of revenue increased to 64% of segment revenue from 56% in the first quarter of 2014.  Revenue in our international market areas decreased 24%, revenue in our U.S. land market area decreased 17% and revenue in our Gulf of Mexico market area decreased 4%.  Technical Solutions segment’s revenue was lower in all product and service lines primarily as a result of decreased oil and gas spending and activity and pricing pressure.

General and Administrative Expenses

General and administrative expenses were $151.0 million for the three months ended March 31, 2015 as compared to $155.9 million for the same period in 2014.  The decrease is primarily attributable to a decrease in employee and infrastructure-related expenses.

Discontinued Operations

Discontinued operations include operating results for both our subsea construction business and our conventional decommissioning business.  Loss from discontinued operations, net of tax, was $9.6 million for the three months ended March 31, 2015 as compared to $6.0 million for the same period in 2014.

Liquidity and Capital Resources

In the three months ended March 31, 2015, we generated net cash from operating activities of $238.3 million, as compared to $207.9 million in the same period of 2014.  Our primary liquidity needs are for working capital and to fund capital expenditures, debt service and dividend payments.  Our primary sources of liquidity are cash flows from operations and available borrowings under the revolving portion of our credit facility.  We had cash and cash equivalents of $414.8 million as of March 31, 2015, compared to $393.0 million as of December 31, 2014.  As of March 31, 2015, approximately $119.0 million of our cash balance was held outside the U.S.  Cash balances held in foreign jurisdictions could be repatriated to the U.S.; however, they would be subject to federal income taxes, less applicable foreign tax credits.  We have not provided U.S. income tax expense on earnings of our foreign subsidiaries because we expect to reinvest the undistributed earnings indefinitely.

We spent $127.5 million of cash on capital expenditures during the three months ended March 31, 2015.  Approximately $41.7 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory, and approximately $33.7 million, $28.4 million and $23.7 million was spent to expand and maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Technical Solutions segments, respectively.

During the first quarter of 2015, in addition to normal course of business capital expenditures, we spent $67.4 million to purchase two leased vessels.  The purchase price for one of the vessels included the extinguishment of the related capital lease obligation of $20.9 million.  We currently believe that we will spend approximately $225 million to $275 million on capital expenditures during the remaining nine months of 2015.  We intend to limit our 2015 capital expenditures so that we continue to generate net cash from operating activities after considering our capital expenditures.

We have a $1.0 billion bank credit facility which is comprised of a $600 million revolving portion and a $400 million term loan.  The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter.  As of March 31, 2015, we had $340 million outstanding under the term loan. As of March 31, 2015, we had no amounts outstanding under the revolving portion of our credit facility and approximately $43.7 million of letters of credit outstanding, which reduce our borrowing capacity under this portion of the credit facility.  As of May 1, 2015, we had no amounts outstanding under the revolving portion of our credit facility, and approximately $43.5 million of letters of credit outstanding.  Any amounts outstanding under the bank credit facility are due on February 7, 2017.  Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our credit rating. The credit facility contains customary events of default and requires that we satisfy various financial covenants.  As of March 31, 2015, we were in compliance with all such covenants.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019.  The indenture contains customary events of default and requires that we satisfy various covenants. As of March 31, 2015, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021.  The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants. As of March 31, 2015, we were in compliance with all such covenants.

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

See Part I, Item 1, “Financial Statements – Note 14 – Recently Issued Accounting Pronouncements.”

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes.  As of March 31, 2015, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

As of March 31, 2015, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Term loan due 2017	$-	$340,000
6 3/8 % Senior Notes due 2019	500,000	-
7 1/8% Senior Notes due 2021	500,000	300,000
Other	4,246	-
Total Debt	$1,004,246	$640,000

Variable debt of $300 million represents the portion of the $800 million aggregate principal amount of our 7 1/8% senior notes subject to the fixed-to-variable interest rate swap agreements. Based on the amount of this debt outstanding as of March 31, 2015, a 10% increase in the variable interest rate would have increased our interest expense for the three months ended March 31, 2015 by approximately $0.5 million, while a 10% decrease would have decreased our interest expense by approximately $0.5 million.

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

b.

Changes in internal control.  There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In March 2015, the Company received notice from the U.S. Environmental Protection Agency of alleged non-compliance with the hazardous waste generator requirements at a facility operated by one of the Company’s business units. The Company has opted to pursue resolving the matter through settlement discussions. While the discussions are still continuing, the Company believes the ultimate settlement cost will be within the range of approximately $150,000 to $300,000.

Item 1A.  Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
January 1 - 31, 2015	266,093	$17.93	-	$500,000,000
February 1 - 28, 2015	3,741	$22.03	-	$500,000,000
March 1 - 31, 2015	10,122	$22.38	-	$500,000,000
Total	279,956	$18.15	-	$500,000,000

(1)	Through our stock incentive plans, 279,956 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock and restricted stock units.
(2)	On December 11, 2014, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our common stock, which will expire on December 31, 2016.

Item 6.   Exhibits

(a)	The following exhibits are filed with this Form 10-Q:

Exhibit No.	Description
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

SUPERIOR ENERGY SERVICES, INC.

Date:	May 4, 2015	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)