Form 10-Q
period 2015-06-30
SUPERIOR ENERGY SERVICES INC
filed 2015-08-04
CIK 886835

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares of the registrant’s common stock outstanding on July 31, 2015 was 150,745,672.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended June  30, 2015

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2015 and December 31, 2014
(in thousands, except share data)
(unaudited)
	6/30/2015	12/31/2014
ASSETS
Current assets:
Cash and cash equivalents	$500,262	$393,046
Accounts receivable, net of allowance for doubtful accounts of $22,748 and
$22,076 as of June 30, 2015 and December 31, 2014, respectively	570,528	926,768
Deferred income taxes	26,387	32,138
Prepaid expenses	62,107	74,750
Inventory and other current assets	192,930	185,429
Assets held for sale	131,582	116,680
Total current assets	1,483,796	1,728,811
Property, plant and equipment, net of accumulated depreciation and depletion of $2,245,051 and $2,269,542 as of June 30, 2015 and December 31, 2014, respectively	2,461,629	2,733,839
Goodwill	1,892,377	2,468,409
Notes receivable	26,811	25,970
Intangible and other long-term assets, net of accumulated amortization of $80,486 and $81,386 as of June 30, 2015 and December 31, 2014, respectively	350,974	420,360
Total assets	$6,215,587	$7,377,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,681	$225,306
Accrued expenses	305,622	363,747
Income taxes payable	7,501	40,213
Current maturities of long-term debt	26,279	20,941
Liabilities held for sale	10,732	61,840
Total current liabilities	484,815	712,047
Deferred income taxes	559,516	702,996
Decommissioning liabilities	93,076	88,000
Long-term debt, net	1,618,686	1,627,842
Other long-term liabilities	173,922	166,766
Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value.
Authorized-250,000,000, Issued and Outstanding-150,749,697 as of June 30, 2015 Authorized-250,000,000, Issued-149,648,826, Outstanding-149,708,825 as of December 31, 2014	151	150
Additional paid in capital	2,647,272	2,620,328
Accumulated other comprehensive loss, net	(36,725)	(36,280)
Retained earnings	674,874	1,495,540
Total stockholders’ equity	3,285,572	4,079,738
Total liabilities and stockholders’ equity	$6,215,587	$7,377,389

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2015 and 2014
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	2015	2014	2015	2014
Revenues:
Services	$534,959	$836,666	$1,220,423	$1,639,005
Rentals	175,825	270,886	407,596	529,965
Total revenues	710,784	1,107,552	1,628,019	2,168,970
Costs and expenses:
Cost of services (exclusive of items shown separately below)	387,565	552,411	869,558	1,106,173
Cost of rentals (exclusive of items shown separately below)	77,968	97,882	178,221	195,725
Depreciation, depletion, amortization and accretion	158,352	160,965	320,572	323,283
General and administrative expenses	129,661	146,853	280,623	302,772
Reduction in value of assets	807,637	-	807,637	-
Income (loss) from operations	(850,399)	149,441	(828,592)	241,017
Other income (expense):
Interest expense, net	(25,382)	(24,560)	(48,591)	(48,441)
Other income (expense):	(6,524)	606	(7,495)	571
Income (loss) from continuing operations before income taxes	(882,305)	125,487	(884,678)	193,147
Income taxes	(107,173)	46,430	(108,051)	71,464
Net income (loss) from continuing operations	(775,132)	79,057	(776,627)	121,683
Loss from discontinued operations, net of income tax	(9,857)	(3,895)	(19,497)	(9,849)
Net income (loss)	$(784,989)	$75,162	$(796,124)	$111,834
Earnings (losses) per share information:
Basic:
Continuing operations	$(5.15)	$0.51	$(5.17)	$0.77
Discontinued operations	(0.07)	(0.03)	(0.13)	(0.06)
Basic earnings (losses) per share	$(5.22)	$0.48	$(5.30)	$0.71
Diluted:
Continuing operations	$(5.15)	$0.50	$(5.17)	$0.76
Discontinued operations	(0.07)	(0.03)	(0.13)	(0.06)
Diluted earnings (losses) per share	$(5.22)	$0.47	$(5.30)	$0.70
Cash dividends declared per share	$0.08	$0.08	$0.16	$0.16
Weighted average common shares used in computing
earnings (losses) per share:
Basic	150,485	156,399	150,196	157,302
Incremental common shares from stock based compensation	-	2,702	-	2,692
Diluted	150,485	159,101	150,196	159,994

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2015 and 2014
(in thousands)
(unaudited)

	Three Months		Six Months
	2015	2014	2015	2014
Net income (loss)	$(784,989)	$75,162	$(796,124)	$111,834
Reclassification adjustment of unrealized net loss on available-for-sale securities, net of tax	-	1,089	-	1,153
Change in cumulative translation adjustment, net of tax	14,234	4,392	(445)	5,719
Comprehensive income (loss)	$(770,755)	$80,643	$(796,569)	$118,706

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015 and 2014
(in thousands)
(unaudited)
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(796,124)	$111,834
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	320,572	324,671
Deferred income taxes	(140,031)	(10,769)
Reduction in value of assets	807,637	-
Stock based compensation expense	24,943	22,118
Amortization of debt issuance costs	3,881	4,113
Other reconciling items, net	(243)	(20,047)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	349,926	(30,287)
Inventory and other current assets	5,273	17,041
Accounts payable	(85,195)	6,367
Accrued expenses	(69,908)	(7,570)
Income taxes	(33,280)	28,014
Other, net	46,065	(5,740)
Net cash provided by operating activities	433,516	439,745
Cash flows from investing activities:
Payments for capital expenditures	(240,305)	(315,233)
Sale of available-for-sale securities	-	10,622
Purchase of leased vessels	(46,442)	-
Other	(2,909)	9,865
Net cash used in investing activities	(289,656)	(294,746)
Cash flows from financing activities:
Proceeds from revolving line of credit	7,475	7,562
Payments on revolving line of credit	(7,475)	(7,562)
Payment to extinguish capital lease obligation	(20,933)	-
Proceeds from issuance of long-term debt	6,946	-
Principal payments on long-term debt	(10,483)	(10,000)
Share repurchases	-	(116,539)
Cash dividends	(24,021)	(25,216)
Proceeds from exercise of stock options	8,800	10,328
Other	(3,718)	739
Net cash used in financing activities	(43,409)	(140,688)
Effect of exchange rate changes on cash	6,765	1,295
Net increase in cash and cash equivalents	107,216	5,606
Cash and cash equivalents at beginning of period	393,046	196,047
Cash and cash equivalents at end of period	$500,262	$201,653

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2015

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

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and six months ended June 30, 2015 and 2014 has not been audited.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein.  Certain previously reported amounts have been reclassified to conform to the 2015 presentation.  The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

(2)  Reduction in Value of Assets

Since late 2014, oil and gas prices have declined significantly to their lowest levels since 2009.  As a result of the reduced price of oil and gas and the subsequent downturn in the oil and gas industry, the Company has experienced a decline in demand for most of its services in the U.S. land businesses, primarily in the Production Services and Onshore Completion and Workover Services segments.  For the quarter ended June 30, 2015, the Company recorded $807.6 million in expense related to reduction in value of assets.  The components of reduction in value of assets are as follows (in thousands):

Reduction in value of goodwill	$575,389
Reduction in value of long-lived assets	150,256
Retirements of long-lived assets	42,545
Reduction in value of assets related to sale of a business	39,447
Total reduction in value of assets	$807,637

Reduction in Value of Goodwill

Goodwill is tested for impairment annually as of October 1 or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  The Company completed a qualitative analysis of its goodwill as of June 30, 2015 and determined that further testing of the Production Services segment’s goodwill was necessary.  Due to the downturn in the oil and gas industry and the impact it has had on activity levels for oilfield services, the Company’s goodwill impairment evaluation indicated that the carrying value of the Production Services segment exceeded its fair value so that goodwill was potentially impaired.  The Company then performed the second step of the goodwill impairment test, which involved calculating the implied fair value of its goodwill by allocating the fair value of the Production Services segment to all of the assets and liabilities (other than goodwill) and comparing it to the carrying amount of goodwill.  To estimate the fair value of the reporting unit (which is consistent with the reported business segments), the Company used a weighting of the discounted cash flow method and the public company guideline method of determining fair value of the reporting unit. The Company weighted the discounted cash flow method 80% and the public company guideline method 20% due to differences between the Company’s reporting unit and peer companies’ size, profitability and diversity of operations.

The Company determined that the implied fair value of its goodwill for the Production Services segment was less than its carrying value and recorded a $575.4 million impairment of the Production Services segment’s goodwill, which is included in the reduction in value of assets in the consolidated statement of operations.  The reduction in value of goodwill in the Production Services segment was primarily driven by the continued decline in demand for coiled tubing services.  During the second quarter of 2015, the demand for coiled tubing services continued to decline and the Company’s forecast did not indicate a timely recovery sufficient to support the carrying value of the goodwill.

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

During the second quarter of 2015, the Company recorded $150.3 million in expense in connection with the reduction in value of its long-lived assets.  The reduction in value of assets expense was comprised of $78.5 million related to equipment and $43.1 million related to intangibles in the coiled tubing division within the Production Services segment and $12.9 million related to mechanical drilling rigs included in the Onshore Completion and Workover Services segment.  In addition, the Company recorded a $15.8 million expense related to reduction in carrying values of certain international accommodation units included in the Drilling Products and Services segment.

The reduction in value of assets in the Production Services segment was primarily driven by the decline in demand for coiled tubing services.  During the second quarter of 2015, the demand for these services continued to decline and the Company’s forecast did not indicate a timely recovery sufficient to support the carrying values of these assets.  The reduction in value of assets in the Onshore Completion and Workover Services segment related to the reduction in carrying values of the mechanical drilling rigs, primarily as a result of the decreased demand for certain mechanical drilling rigs driven by the downturn in the oil and gas market.  The reduction in value of assets in the Drilling Products and Services segment related to certain international accommodation units primarily driven by the decrease in demand for the rental of accommodation units and a decrease in the Company’s forecast for future rentals of these units.

Retirements of Long-Lived Assets

During the second quarter of 2015, the Company recorded $42.5 million for retirement and abandonment of inoperable and/or functionally obsolete long-lived assets that would require a significant cost to refurbish.  The total amount recorded includes $27.3 million for the Onshore Completion and Workover Services segment and $15.2 million for the Production Services segment.

Reduction in Value of Assets Related to Sale of Coiled Tubing Business in Mexico

During the second quarter of 2015, the Company sold its Mexico based coiled tubing business and related assets.  The Company received proceeds in the form of cash and a note receivable.  The Company recorded a full valuation allowance on the note receivable in the amount of $16.8 million because its collectability was not reasonably assured.  In connection with the sale, the Company recorded a $39.4 million reduction in value of assets, primarily related to property, plant and equipment and intangible assets.

(3)Discontinued Operations

During 2014, the Company conducted a strategic review and analysis of its subsea construction business.  As of June 30, 2015, the Company was committed to sell the remaining assets of and exit its subsea construction business.  The disposition of the remaining assets of this business is expected to be completed during 2015.

During 2014, the Company also made a decision to discontinue its conventional decommissioning business.  As of June 30, 2015, the Company was committed to sell the assets of and exit its conventional decommissioning business.  The disposition of the assets of this business is expected to be completed during 2015.

Both of the subsea construction business and conventional decommissioning business were included in the Technical Solutions segment.  As of June 30, 2015, the assets and liabilities of these businesses were classified as held for sale.  For the three and six months ended June 30, 2015 and 2014, the results of operations of these businesses are reported as discontinued operations in the consolidated statements of operations.

The following summarizes certain financial information of the businesses reported as discontinued operations (in thousands):

	Three Months Ended June 30,
	2015	2014
Revenues	$15,167	$38,524

Loss from discontinued operations, net of tax benefit of $343 and $3,311, respectively	(9,857)	(3,895)

	Six Months Ended June 30,
	2015	2014
Revenues	$18,107	$77,526

Loss from discontinued operations, net of tax benefit of $1,716 and $6,068, respectively	$(19,497)	$(9,849)

The following summarizes the assets and liabilities related to the businesses reported as discontinued operations (in thousands):

	June 30, 2015	December 31, 2014
Accounts receivable, net	$12,713	$16,701
Prepaid expenses	1,393	2,463
Inventory and other current assets	1,399	5,576
Current assets	$15,505	$24,740
Property, plant and equipment, net	116,077	91,171
Intangible and other long-term assets, net	-	769
Long-term assets	$116,077	$91,940
Accounts payable	1,717	20,530
Accrued expenses	9,015	24,496
Current liabilities	$10,732	$45,026
Other long-term liabilities	$-	$16,814

During 2015, the Company spent $67.4 million to purchase two leased vessels.  The purchase price for one of the vessels included the extinguishment of the related capital lease obligation of $20.9 million. These purchases were made to eliminate lease payments and facilitate the disposition of the vessels.  During the second quarter of 2015, the Company recorded a $15.5 million reduction in value of marine vessels.

(4)Earnings per Share

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

For the three and six months ended June 30, 2015, the Company incurred a loss from continuing operations; therefore, the impact of any incremental shares would be anti-dilutive. Stock options for approximately 550,000 shares of the Company’s common stock for the three months ended June 30, 2014 and approximately 1,220,000 shares of the Company’s common stock for the six months ended June 30, 2014 were excluded in the computation of diluted earnings per share for the period as the effect would have been anti-dilutive.

(5)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants).  Under the stock incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.  The Company’s total compensation expense related to these plans was approximately $24.5 million and $22.6 million for the six months ended June 30, 2015 and 2014, respectively, which is reflected in general and administrative expenses.

(6)Inventory and Other Current Assets

Inventory and other current assets includes approximately $174.1 million and $165.6 million of inventory as of June 30, 2015 and December 31, 2014, respectively.  Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process.  Supplies and consumables consist principally of products used in our services provided to customers. The components of the inventory balances are as follows (in thousands):

	June 30, 2015	December 31, 2014
Finished goods	$76,435	$72,788
Raw materials	26,366	29,718
Work-in-process	23,439	20,317
Supplies and consumables	47,857	42,739
Total	$174,097	$165,562

(7)Debt

Credit Facility

The Company has a $1.0 billion bank credit facility, comprised of a $600 million revolving credit facility and a $400 million term loan.  The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, which began on June 30, 2012.  As of June 30, 2015, the Company had $335 million outstanding under the term loan and had no amounts outstanding under the revolving portion of its credit facility.  The Company also had approximately $43.2 million of letters of credit outstanding that reduce the Company’s borrowing availability under the revolving portion of the credit facility.

Any amounts outstanding under the bank credit facility are due on February 7, 2017.  Amounts borrowed under the credit facility bear interest at LIBOR plus margins that depend on the Company’s credit rating.

Senior Unsecured Notes

The Company has outstanding $500 million of 6 3/8% unsecured senior notes due 2019.  The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1 and November 1 of each year through the maturity date of May 1, 2019.

The Company also has outstanding $800 million of 7 1/8% unsecured senior notes due 2021.  The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.

(8)Decommissioning Liabilities

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

The following table summarizes the activity for the Company’s decommissioning liabilities for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Decommissioning liabilities, December 31, 2014 and 2013, respectively	$88,000	$83,519
Liabilities acquired and incurred	1,176	797
Accretion	2,418	2,344
Revisions in estimated timing and cash flows	1,482	(1,040)
Total decommissioning liabilities, June 30, 2015 and 2014, respectively	$93,076	$85,620

(9) Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company towards costs associated with the abandonment of the acquired property.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities.  The Company recorded interest income related to notes receivable of $0.8 million for the six months ended June 30, 2015 and 2014.

(10) Segment Information

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

For the three and six months ended June 30, 2015 and 2014, operating results for the Company’s subsea construction and conventional decommissioning businesses are reported in discontinued operations (see note 3).  Previously those operating results were reported within the Technical Solutions segment.

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

Summarized financial information for the Company’s segments for the three and six months ended June 30, 2015 and 2014 is shown in the following tables (in thousands):

Three Months Ended June 30, 2015

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$148,670	$226,363	$208,744	$127,007	$-	$710,784
Cost of services and rentals
(exclusive of items shown separately below)	48,784	182,143	156,615	77,991	-	465,533
Depreciation, depletion, amortization and accretion	49,729	55,479	36,671	16,473	-	158,352
General and administrative expenses	31,129	33,031	36,435	29,066	-	129,661
Reduction in value of assets	15,797	40,263	751,577	-	-	807,637
Income (loss) from operations	3,231	(84,553)	(772,554)	3,477	-	(850,399)
Interest expense, net	-	-	(369)	424	(25,437)	(25,382)
Other expense	-	-	-	-	(6,524)	(6,524)
Income (loss) from continuing operations before income taxes	$3,231	$(84,553)	$(772,923)	$3,901	$(31,961)	$(882,305)

Three Months Ended June 30, 2014

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$225,982	$398,048	$343,876	$139,646	$-	$1,107,552
Cost of services and rentals
(exclusive of items shown separately below)	72,737	274,907	231,119	71,530	-	650,293
Depreciation, depletion, amortization and accretion	47,344	55,382	40,180	18,059	-	160,965
General and administrative expenses	38,953	36,011	45,243	26,646	-	146,853
Income from operations	66,948	31,748	27,334	23,411	-	149,441
Interest expense, net	-	-	-	398	(24,958)	(24,560)
Other expense	-	-	-	-	606	606
Income (loss) from continuing operations before income taxes	$66,948	$31,748	$27,334	$23,809	$(24,352)	$125,487

Six Months Ended June 30, 2015

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$348,129	$577,355	$460,213	$242,322	$-	$1,628,019
Cost of services and rentals
(exclusive of items shown separately below)	112,035	436,258	347,929	151,557	-	1,047,779
Depreciation, depletion, amortization and accretion	98,813	115,290	75,831	30,638	-	320,572
General and administrative expenses	71,089	71,323	80,117	58,094	-	280,623
Reduction in value of assets	15,797	40,263	751,577	-	-	807,637
Income (loss) from operations	50,395	(85,779)	(795,241)	2,033	-	(828,592)
Interest expense, net	-	-	(134)	841	(49,298)	(48,591)
Other expense	-	-	-	-	(7,495)	(7,495)
Income (loss) from continuing operations before income taxes	$50,395	$(85,779)	$(795,375)	$2,874	$(56,793)	$(884,678)

Six Months Ended June 30, 2014

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$446,192	$787,925	$665,111	$269,742	$-	$2,168,970
Cost of services and rentals
(exclusive of items shown separately below)	139,889	559,142	458,344	144,523	-	1,301,898
Depreciation, depletion, amortization and accretion	92,361	115,986	81,988	32,948	-	323,283
General and administrative expenses	80,113	74,979	92,431	55,249	-	302,772
Income from operations	133,829	37,818	32,348	37,022	-	241,017
Interest expense, net	-	-	-	763	(49,204)	(48,441)
Other income (expense)	-	-	-	-	571	571
Income (loss) from continuing operations before income taxes	$133,829	$37,818	$32,348	$37,785	$(48,633)	$193,147

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
June 30, 2015	$1,343,080	$2,785,323	$1,160,351	$926,833	$-	$6,215,587
December 31, 2014	$1,304,110	$3,010,295	$2,116,171	$946,813	$-	$7,377,389

As of June 30, 2015 and December 31, 2014, the Technical Solutions segment included $131.6 million and $116.7 million, respectively, of identifiable assets of the subsea construction and conventional decommissioning businesses that were classified as assets held for sale on the consolidated balance sheets.

Geographic Segments

The Company attributes revenue to various countries based on the location of where services are performed or the destination of the drilling products or equipment sold or rented.  Long-lived assets consist primarily of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period.  As of June 30, 2015 and December 31, 2014, the assets of the subsea construction and conventional decommissioning businesses are classified as assets held for sale on the consolidated balance sheets.  The Company’s revenue by geographic area for the three and six months ended June 30, 2015 and 2014 and long-lived assets by geographic area as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$541,337	$932,941	$1,301,780	$1,825,260
Other Countries	169,447	174,611	326,239	343,710
Total	$710,784	$1,107,552	$1,628,019	$2,168,970

Long-Lived Assets
			June 30, 2015	December 31, 2014
United States			$2,114,080	$2,416,306
Other Countries			347,549	317,533
Total, net			$2,461,629	$2,733,839

(11)  Fair Value Measurements

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

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2015	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$11,858	$368	$11,490	-
Interest rate swaps	$4,860	-	$4,860	-
Accounts payable
Non-qualified deferred compensation liabilities	$661	-	$661	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$17,440	-	$17,440	-

	December 31, 2014	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$12,982	$1,481	$11,501	-
Interest rate swaps	$4,183	-	$4,183	-
Accounts payable
Non-qualified deferred compensation liabilities	$2,291	-	$2,291	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$14,720	-	$14,720	-

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

The Company has three interest rate swap agreements related to its fixed rate debt maturing in 2021 for notional amounts of $100 million each, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and is obligated to make semi-annual interest payments at floating rates, which are adjusted every 90 days, based on LIBOR plus a fixed margin. The swap agreements, scheduled to terminate on December 15, 2021, are designated as fair value hedges of a portion of the Company’s 7 1/8% senior notes, as the derivatives have been tested to be highly effective in offsetting changes in the fair value of the underlying notes.  As these derivatives are classified as fair value hedges, the changes in the fair value of the derivatives are offset against the changes in the fair value of the underlying note in interest expense, net (see note 12).

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts.  The fair value of the Company’s long-term debt was approximately $1,714.8 million and $1,624.3 million as of June 30, 2015 and December 31, 2014, respectively.  The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

The following table reflects the fair value measurements used in testing the impairment of long-lived assets and goodwill during the six months ended June 30, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)	Total Losses
Property, plant and equipment, net	$97,114	$-	$-	$97,114	$(107,142)
Goodwill	$329,594	-	-	$329,594	$(575,389)
Intangible assets	$6,345	$-	$-	$6,345	$(43,114)

See note 2 for a discussion of reduction in value of assets expense recorded during the second quarter of 2015.

(12)  Derivative Financial Instruments

From time to time, the Company may employ interest rate swaps in an attempt to achieve a more balanced debt portfolio between fixed and variable interest.  The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has three interest rate swaps for notional amounts of $100 million each related to its 7 1/8% senior notes maturing in December 2021.  These interest rate swaps are accounted for as fair value hedges since the swaps hedge against the change in fair value of fixed rate debt resulting from changes in interest rates.  The Company recorded a derivative asset relating to these swaps of $4.9 million and $4.2 million within intangible and other long term assets in the consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

The changes in fair value of the interest rate swaps are included in the adjustments to reconcile net income to net cash provided by operating activities in the consolidated statement of cash flows. The location and effect of the derivative instruments on the condensed consolidated statement of operations, presented on a pre-tax basis, are as follows (in thousands):

		Three Months Ended June 30,
Effect of derivative instrument	Location of (gain) loss recognized	2015	2014
Interest rate swap	Interest expense, net	$3,257	$(4,550)
Hedged item - debt	Interest expense, net	(2,671)	3,613
		$586	$(937)

		Six Months Ended June 30,
Effect of derivative instrument	Location of (gain) loss recognized	2015	2014
Interest rate swap	Interest expense, net	$(191)	$(8,634)
Hedged item - debt	Interest expense, net	(486)	7,061
		$(677)	$(1,573)

For the six months ended June 30, 2015 and 2014, approximately $0.7 million and $1.6 million of interest income, respectively, was related to the ineffectiveness associated with these fair value hedges.  Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

(13)  Income Taxes

The Company follows authoritative guidance with respect to accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.  The Company had approximately $35.7 million and $30.3 million of unrecorded tax benefits as of June 30, 2015 and December 31, 2014, respectively, all of which would impact the Company’s effective tax rate if recognized.  The increase in the unrecognized tax benefits during the second quarter of 2015 was due to an expectation of unfavorable results in an ongoing foreign audit.

(14)  Related Party Disclosures

During 2014, the Company purchased services, products and equipment, as well as leased certain facilities, from companies affiliated with a former officer, who retired during the first quarter of 2015, of one of its subsidiaries.  The Company believes the transactions reflected below with these related parties were on terms and conditions no less favorable to the Company than transactions with unaffiliated parties.  For the six months ended June 30, 2014, these related party transactions totaled $85.2 million, of which $38.7 million was purchased from ORTEQ Energy Services, $0.6 million was purchased from Ortowski Construction, $5.6 million was paid to Resource Transport, LLC, $26.8 million was purchased from Texas Specialty Sands, LLC, $12.2 million was purchased from ProFuel, LLC and $1.3 million was related to facilities leased from Timber Creek Real Estate Partners.

As of December 31, 2014, the Company’s trade accounts payable includes amounts due to these companies totaling $26.8 million, of which $10.1 million was due ORTEQ Energy Services, $1.7 million was due Resource Transport, LLC, $14.0 million was due Texas Specialty Sands, LLC, and $1.0 million was due ProFuel, LLC. No amount was due Timber Creek Real Estate Partners.

The Company’s President and Chief Executive Officer serves as an independent director of the board of Linn Energy, LLC (Linn), an independent oil and gas development company with focus areas in the Rockies, Mid-Continent, the Hugoton Basin, California, the Permian Basin, Michigan, Illinois and east Texas.  The Company recorded revenues from Linn and its subsidiaries of $4.2 million and $10.9 million for the six months ended June 30, 2015 and 2014, respectively.  The Company had trade receivables from Linn and its subsidiaries of $1.0 million and $1.6 million as of June 30, 2015 and December 31, 2014, respectively.

(15)  Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board issued ASU No. 2015-11, Inventory – Simplifying the Measurement of Inventory, which applies to inventory measured using first-in, first-out or average cost. The guidance in this update states that inventory within scope shall be measured at the lower of cost or net realizable value, and when the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings. The new standard is effective for the Company beginning on January 1, 2017 and should be applied on a  prospective basis. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and related disclosures.

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

Executive Summary

To a large degree, our business depends upon the level of spending by oil and gas companies for exploration, development and production activities, which in turn is based largely on volatile commodity prices.  See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.  Since late 2014, oil and gas prices have declined significantly to their lowest levels since 2009.  This decline has caused our oil and gas customers to curtail their operations, reduce their capital expenditures, request pricing concessions and/or other arrangements designed to reduce their operating costs.  Although these changes impacted our U.S. land business significantly more than our other businesses during the early half of 2015, the financial performance of each of our operating segments was adversely affected to some degree.  As explained further below, during the second quarter of 2015 these changes reduced demand and prices for our products and services, and adversely affected the financial performance of each of our operating segments in each of our geographic markets.  The ultimate impact of the current industry downturn on us will depend upon its length and several other factors, many of which remain beyond our control.  Our meaningful cost reductions in late 2014 and early 2015 partially mitigated the declines in the financial performance of each of our operating segments and we plan to continue adjusting our cost structure to the lower level of business activity.

The second quarter of 2015 continued to present us with challenges relating to operating in the deteriorating oil and gas market.  As a result, we recorded $807.6 million of pre-tax charges for reduction in value of assets during the quarter, of which $575.4 million relates to reduction in value of goodwill and $232.2 million relates to the reduction in value of long-lived assets.  The entire reduction in value of goodwill and $176.2 million of the reduction in value of assets are within the Production Services segment, relating primarily to our U.S. Land coiled tubing business.  During the second quarter of 2015, the demand for these services continued to decline and our future forecast did not indicate a timely recovery sufficient to support the carrying values of these assets.  The remaining charges of $40.2 million and $15.8 million relate to the retirement of long-lived assets in our Onshore Completion and Workover Services and Drilling Products and Services segments, respectively.

For the three months ended June 30, 2015, revenue was $710.8 million and loss from continuing operations was $775.1 million, or $5.15 loss per share.  Net loss was $785.0 million, or $5.22 loss per share.

Second quarter 2015 revenue in our Drilling Products and Services segment decreased 25% sequentially to $148.7 million, as compared to $199.5 million in the first quarter of 2015.  U.S. land revenue decreased 39% sequentially to $38.2 million, Gulf of Mexico revenue decreased 27% sequentially to $63.4 million and international revenue decreased 7% sequentially to $47.1 million.  Revenue for all major product and service lines of this segment were impacted by a decline in oil and gas prices, which led to lower levels of activity in the oil and gas industry and pricing pressure for our services.

Second quarter 2015 revenue in our Onshore Completion and Workover Services segment decreased 36% sequentially to $226.4 million, as compared to $350.9 million in the first quarter of 2015.  All of this segment’s revenue is derived from the U.S. land market area.  All product and service lines in this segment were impacted negatively by a  decline in oil and gas prices, which led to lower levels of activity in the oil and gas industry and pricing pressure for our services.

Second quarter 2015 revenue in our Production Services segment decreased 17% sequentially to $208.7 million, as compared to $251.5 million in the first quarter of 2015. U.S. land revenue decreased 31% sequentially to $100.3 million, and Gulf of Mexico revenue decreased 13% sequentially to $22.3 million, primarily as a result of a decline in oil and gas prices which led to lower levels of activity the in oil and gas industry and pricing pressure for our services.    International revenue increased 6% sequentially to $86.1 million due to increased levels of hydraulic workover, snubbing and electric line operations.

Second quarter 2015 revenue in our Technical Solutions segment increased 10% sequentially to $127.0 million, as compared to $115.3 million in the first quarter of 2015.  U.S. land revenue decreased 23% sequentially to $13.9 million as a result of lower levels of U.S. oil and gas activity levels. Gulf of Mexico revenue increased 7% sequentially to $76.8 million primarily due to increased project activity levels associated with favorable seasonal conditions. International revenue increased 43% to $36.3 million sequentially as a result of the increase in demand for completion tools.

Comparison of the Results of Operations for the Three Months Ended June 30, 2015 and 2014

For the three months ended June 30, 2015, our revenues were $710.8 million, resulting in a  loss from continuing operations of $775.1 million, or $5.15 per share.  Net loss was $785.0 million, or $5.22 loss per share.  Included in the results for the three months ended June 30, 2015 was a pre-tax charge for $807.6 million related to the reduction in value of assets.  For the three months ended June 30, 2014, revenues were $1,107.6 million and income from continuing operations was $79.1 million, or $0.50 per diluted share.  Net income was $75.2 million, or $0.47 per diluted share.

The following table compares our operating results for the three months ended June 30, 2015 and 2014 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services and Rentals
	2015	2014	Change	2015	%	2014	%	Change
Drilling Products and Services	$148,670	$225,982	$(77,312)	$48,784	33%	$72,737	32%	$(23,953)
Onshore Completion and
Workover Services	226,363	398,048	(171,685)	182,143	80%	274,907	69%	(92,764)
Production Services	208,744	343,876	(135,132)	156,615	75%	231,119	67%	(74,504)
Technical Solutions	127,007	139,646	(12,639)	77,991	61%	71,530	51%	6,461
Total	$710,784	$1,107,552	$(396,768)	$465,533	65%	$650,293	59%	$(184,760)

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 34% to $148.7 million for the three months ended June 30, 2015, as compared to $226.0 million for the same period in 2014.  Cost of services as a percentage of revenue increased to 33% of segment revenue for the three months ended June 30, 2015, as compared to 32% for the same period in 2014.  Revenue from our Gulf of Mexico market area decreased approximately 32%, revenue generated from our U.S. land market area decreased 53% and revenue from our international market area decreased 9%.  Revenues for all major product and service lines of this segment were impacted by a  decline in oil and gas prices, which led to lower levels of activity in the oil and gas industry and pricing pressure for our services.    The decrease in income from operations for this segment was primarily attributable to $15.8 million in expense relating to the reduction in value of long-lived assets.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 43% to  $226.4 million for the three months ended June 30, 2015, as compared to $398.0 million for the same period in 2014.  All of this segment’s revenue is derived from the U.S. land market area.  Cost of services as a percentage of revenues increased to 80% of segment revenue from 69% in the second quarter of 2014.  All product and service lines in this segment were impacted negatively by reduced customer spending and activity as well as continued pricing pressure in North America during the quarter.  The increase in loss from operations for this segment was primarily attributable to a $12.9 million expense relating to the reduction in value of long-lived assets and a $27.3 million expense relating to the retirements of long-lived assets.

Production Services Segment

Revenue from our Production Services segment for the three months ended June 30, 2015 decreased by 39% to $208.7 million, as compared to $343.9 million for the same period in 2014.  Cost of services as a percentage of revenue increased to 75% of segment revenue from 67% in the second quarter of 2014.  Revenue derived from the Gulf of Mexico market area decreased 42%, revenue from the U.S. land market area decreased 53% and revenue from international market areas decreased 5%.  The Production Services segment’s revenue was lower in most product and service lines primarily due to a decline in oil and gas prices, which led to lower levels of activity in the oil and gas industry and pricing pressure for our services.    The increase in loss from operations for this segment was primarily attributable to a $575.4 million expense relating to the reduction in value of goodwill, a $161.0 million expense relating to the reduction in value of long-lived assets and a $15.2 million expense relating to the retirements of long-lived assets.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 9% to $127.0 million for the three months ended June 30, 2015, as compared to $139.6 million for the same period in 2014.  Cost of services as a percentage of revenue increased to 61% of segment revenue from 51% in the second quarter of 2014.  Revenue in our international market areas increased 13% as a result of an increase in demand for completion tools and products. Revenue in our U.S. land market area decreased 49% and revenue in our Gulf of Mexico market area decreased 5%.    Revenues for all major product and service lines of this segment were impacted by a decline in oil and gas prices, which led to lower levels of activity in the oil and gas industry and pricing pressure for our services.

General and Administrative Expenses

General and administrative expenses were $129.7 million for the three months ended June 30, 2015 as compared to $146.9 million for the same period in 2014.  The decrease is primarily attributable to employee and infrastructure-related expenses as a result of cost reduction programs that we began to implement in late 2014.

Reduction in Value of Assets

During the three months ended June 30, 2015, we recorded $807.6 million in expense in connection with the reduction in value of assets. The reduction in value of assets expense included $575.4 million related to the Production Services segment goodwill impairment and $232.2 million related to reduction in long-lived assets within the Production Services, the Onshore Completion and Workover Services and Drilling Products and Services segments.  The reduction in value of assets was primarily due to a continued decline in the demand for these services during the second quarter of 2015 and the fact that our forecast did not indicate a timely recovery sufficient to support the carrying values of these assets.

Income Taxes

Our effective tax rate for the three months ended June 30, 2015 was 12% compared to a 37% effective tax rate for the same period in 2014.  The decrease in the effective tax rate was primarily due to the reduction in value of goodwill which is non-deductible for income tax purposes.

Discontinued Operations

Discontinued operations include operating results for both our subsea construction business and our conventional decommissioning business.  Loss from discontinued operations, net of tax, was $9.9 million for the three months ended June 30, 2015 as compared to $3.9 million for the same period in 2014.  The increase in the loss from discontinued operations is primarily due to the $15.5 million reduction in value of the marine vessels recorded during the three months ended June 30, 2015.

Comparison of the Results of Operations for the Six Months Ended June 30, 2015 and 2014

For the six months ended June 30, 2015, our revenues were $1,628.0 million, resulting in a  loss from continuing operations of $776.6 million, or $5.17 loss per share.  Net loss was $796.1 million, or $5.30 loss per share.  Included in the results for the six months ended

June 30, 2015 was a pre-tax charge for $807.6 million related to the reduction in value of assets. For the six months ended June 30, 2014, revenues were $2,169.0 million and income from continuing operations was $121.7 million, or $0.76 per diluted share.  Net income was $111.8 million, or $0.70 per diluted share.

The following table compares our operating results for the six months ended June 30, 2015 and 2014 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services and Rentals
	2015	2014	Change	2015	%	2014	%	Change
Drilling Products and Services	$348,129	$446,192	$(98,063)	$112,035	32%	$139,889	31%	$(27,854)
Onshore Completion and
Workover Services	577,355	787,925	(210,570)	436,258	76%	559,142	71%	(122,884)
Production Services	460,213	665,111	(204,898)	347,929	76%	458,344	69%	(110,415)
Technical Solutions	242,322	269,742	(27,420)	151,557	63%	144,523	54%	7,034
Total	$1,628,019	$2,168,970	$(540,951)	$1,047,779	64%	$1,301,898	60%	$(254,119)

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 22% to $348.1 million for the six months ended June 30, 2015, as compared to $446.2 million for the same period in 2014.  Cost of services as a percentage of revenue increased to 32% of segment revenue for the six months ended June 30, 2015, as compared to 31% for the same period in 2014.  Revenue from our Gulf of Mexico market area decreased approximately 23%, revenue generated from our U.S. land market area decreased 32% and revenue from our international market area decreased 5%.  Revenues for all major product and service lines of this segment were impacted by a  decline in oil and gas prices which led to lower levels of activity in the oil and gas industry and pricing pressure for our services.    The decrease in income from operations for this segment was primarily attributable to a $15.8 million expense relating to the reduction in value of long-lived assets.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 27% to $577.4 million for the six months ended June 30, 2015, as compared to $787.9 million for the same period in 2014.  All of this segment’s revenue is derived from the U.S. land market area.  Cost of services as a percentage of revenue increased to 76% of segment revenue for the six months ended June 30, 2015, as compared to 71% for the same period in 2014.  All product and service lines in this segment were impacted negatively by reduced customer spending and activity as well as pricing pressure in North America during the period.  The increase in loss from operations for this segment was primarily attributable to a $12.9 million expense relating to the reduction in value of long-lived assets and a $27.3 million expense relating to the retirements of long-lived assets.

Production Services Segment

Revenue from our Production Services segment for the six months ended June  30, 2015 decreased by 31% to $460.2 million, as compared to $665.1 million for the same period in 2014.  Cost of services as a percentage of revenue increased to 76% of segment revenue from 69% in the first half of 2014.  Revenue derived from the Gulf of Mexico market area decreased 34%, revenue from the U.S. land market area decreased 41% and revenue from international market areas decreased 5%.  The Production Services segment’s revenue was lower in all product and service lines primarily due to a decline in oil and gas prices, which led to lower levels of activity in the oil and gas industry and pricing pressure for our services.    The increase in loss from operations for this segment was primarily attributable to a $575.4 million expense relating to the reduction in value of goodwill, a $161.0 million expense relating to the reduction in value of long-lived assets and a $15.2 million expense relating to the retirements of long-lived assets.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 10% to $242.3 million for the six months ended June 30, 2015, as compared to $269.7 million for the same period in 2014.  Cost of services as a percentage of revenue increased to 63% of segment revenue from 54% in the first half of 2014.  Revenue in our international market areas decreased 6%, revenue in our U.S. land market area decreased 35% and revenue in our Gulf of Mexico market area decreased 4%.  The Technical Solutions segment’s revenue was lower in all product and service lines primarily as a result of a  decline in oil and gas prices, which led to lower levels of activity in the oil and gas industry and pricing pressure for our services.

General and Administrative Expenses

General and administrative expenses were $280.6 million for the six months ended June 30, 2015 as compared to $302.8 million for the same period in 2014.  The decrease is primarily attributable to employee and infrastructure-related expenses as a result of cost reduction programs that we began to implement in late 2014.

Reduction in Value of Assets

During the six months ended June 30, 2015, we recorded $807.6 million in expense in connection with the reduction in value of assets. The reduction in value of assets expense included $575.4 million related to Production Services segment goodwill impairment and $232.2 million related to reduction in long-lived assets within the Production Services, the Onshore Completion and Workover Services and Drilling Products and Services segments.  The reduction in value of assets was primarily due to a continued decline in the demand for these services during the second quarter of 2015 and the fact that our future forecast did not indicate a timely recovery sufficient to support the carrying values of these assets.

Income Taxes

Our effective tax rate for the six months ended June 30, 2015 was 12% compared to a 37% effective tax rate for the same period in 2014.  The decrease in the effective tax rate was primarily due to the reduction in value of goodwill which is non-deductible for income tax purposes.

Discontinued Operations

Discontinued operations include operating results for both our subsea construction business and our conventional decommissioning business.  Loss from discontinued operations, net of tax, was $19.5 million for the six months ended June 30, 2015 as compared to $9.8 million for the same period in 2014.  The increase in the loss from discontinued operations is primarily due to the $15.5 million reduction in value of the marine vessels recorded during the six months ended June 30, 2015.

Liquidity and Capital Resources

In the six months ended June 30, 2015, we generated net cash from operating activities of $433.5 million, as compared to $439.7 million in the same period of 2014.  Our primary liquidity needs are for working capital and to fund capital expenditures, debt service and dividend payments.  Our primary sources of liquidity are cash flows from operations and available borrowings under the revolving portion of our credit facility.  We had cash and cash equivalents of $500.3 million as of June 30, 2015, compared to $393.0 million as of December 31, 2014.  As of June 30, 2015, approximately $120.3 million of our cash balance was held outside the United States.  Cash balances held in foreign jurisdictions could be repatriated to the United States, however, they would be subject to federal income taxes, less applicable foreign tax credits.  We have not provided U.S. income tax expense on earnings of our foreign subsidiaries because we expect to reinvest the undistributed earnings indefinitely.

We spent $240.3 million of cash on capital expenditures during the six months ended June 30, 2015.  Approximately $87.8 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory, and approximately $61.8 million, $56.0 million and $34.7 million was spent to expand and maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Technical Solutions segments, respectively.    We currently believe that we will spend approximately $120 million to $160 million on capital expenditures during the remaining six months of 2015.  We intend to limit our 2015 capital expenditures so that we continue to generate net cash from operating activities after considering our capital expenditures.  In addition to normal course of business capital expenditures, during the first quarter of 2015, we spent $67.4 million to purchase two leased vessels.  The purchase price for one of the vessels included the extinguishment of the related capital lease obligation of $20.9 million.

We have a $1.0 billion bank credit facility which is comprised of a $600 million revolving portion and a $400 million term loan.  The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter.  As of June 30, 2015, we had $335 million outstanding under the term loan. As of June 30, 2015, we had no amounts outstanding under the revolving portion of our credit facility and approximately $43.2 million of letters of credit outstanding, which reduce our borrowing capacity under this portion of the credit facility.  As of July 31, 2015, we had no amounts outstanding under the revolving portion of our credit facility, and approximately $43.2 million of letters of credit outstanding.  Any amounts outstanding under the bank credit facility are due on February 7, 2017.  Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our credit rating. The credit facility contains customary events of default and requires that we satisfy various financial covenants.  As of June 30, 2015, we were in compliance with all such covenants.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1 and November 1 of each year through the maturity date of May 1, 2019.  The indenture contains customary events of default and requires that we satisfy various covenants. As of June 30, 2015, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021.  The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants. As of June 30, 2015, we were in compliance with all such covenants.

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

Recently Issued Accounting Pronouncements

See Part I, Item 1, “Financial Statements – Note 15 – Recently Issued Accounting Pronouncements.”

Off-Balance Sheet Arrangements

We do not have any financing arrangements that are not required under generally accepted accounting principles to be reflected in our financial statements.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes.  As of June 30, 2015, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

As of June 30, 2015, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Term loan due 2017	$-	$335,000
6 3/8 % Senior Notes due 2019	500,000	-
7 1/8% Senior Notes due 2021	500,000	300,000
Other	9,965	-
Total Debt	$1,009,965	$635,000

Variable debt of $300 million represents the portion of the $800 million aggregate principal amount of our 7 1/8% senior notes subject to the fixed-to-variable interest rate swap agreements. Based on the amount of this debt outstanding as of June 30, 2015, a 10% increase in the variable interest rate would have increased our interest expense for the six months ended June  30, 2015 by approximately $1.1 million, while a 10% decrease would have decreased our interest expense by approximately $1.1 million.

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

b.

Changes in internal control.  There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In March 2015, the Company received notice from the U.S. Environmental Protection Agency of alleged non-compliance with the hazardous waste generator requirements at a facility operated by one of the Company’s business units. The Company has opted to pursue resolving the matter through settlement. While a consent agreement and final order has not yet been executed, the Company has agreed to settle the alleged non-compliance for a total payment of $237,980 related to the five current or prior facilities used by this business unit.

Item 1A.  Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
April 1 - 30, 2015	1,654	$20.67	-	$500,000,000
May 1 - 31, 2015	-	$-	-	$500,000,000
June 1 - 30, 2015	863	$23.02	-	$500,000,000
Total	2,517	$21.47	-	$500,000,000

(1)	Through our stock incentive plans, 2,517 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock and restricted stock units.
(2)	On December 11, 2014, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our common stock, which will expire on December 31, 2016.

Item 5.  Other Information

On August 3, 2015, the Company and SESI, L.L.C., a wholly-owned subsidiary of the Company (“SESI”), entered into two Supplemental Indentures with The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). The Supplemental Indentures were entered into pursuant to those certain Indentures by and among the Company, SESI, certain of the Company’s other subsidiaries and the Trustee, dated as of (a) April 27, 2011 with respect to SESI’s 6.375% Senior Notes due 2019 (the “2019 Notes”) and (b) December 6, 2011 with respect to SESI’s 7.125% Senior Notes due 2021 (the “2021 Notes” and, together with the 2019 Notes, the “Notes”).

The purpose of each Supplemental Indenture is to amend the respective Indentures to release and relieve the subsidiary guarantors from any and all obligations under their Note guarantees. The subsidiary guarantors were released from their guarantees due to an Investment Grade Rating Event (as defined in each Indenture) occurring on November 6, 2014. Copies of the Supplemental Indentures are attached hereto as Exhibits 4.1 and 4.2 and incorporated herein by reference. The foregoing description of the Supplemental Indentures does not purport to be complete and is qualified in its entirety by reference to such exhibits.

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

4.1*	Supplemental Indenture, dated August 3, 2015, by and among SESI, L.L.C., Superior Energy Services, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee.
4.2*	Supplemental Indenture, dated August 3, 2015, by and among SESI, L.L.C., Superior Energy Services, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee.
31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

    *Filed herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date:	August 4, 2015	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)