Form 10-Q
period 2015-09-30
SUPERIOR ENERGY SERVICES INC
filed 2015-10-30
CIK 886835

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares of the registrant’s common stock outstanding on October 28, 2015 was 150,735,565.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended September 30, 2015

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2015 and December 31, 2014
(in thousands, except share data)
(unaudited)
	9/30/2015	12/31/2014
ASSETS
Current assets:
Cash and cash equivalents	$533,674	$393,046
Accounts receivable, net of allowance for doubtful accounts of $21,260 and
$22,076 as of September 30, 2015 and December 31, 2014, respectively	488,848	926,768
Deferred income taxes	25,288	32,138
Prepaid expenses	47,714	74,750
Inventory and other current assets	187,283	185,429
Assets held for sale	120,520	116,680
Total current assets	1,403,327	1,728,811
Property, plant and equipment, net of accumulated depreciation and depletion of $2,350,913 and $2,269,542 as of September 30, 2015 and December 31, 2014, respectively	2,372,735	2,733,839
Goodwill	1,151,346	2,468,409
Notes receivable	27,241	25,970
Intangible and other long-term assets, net of accumulated amortization of $79,665 and $81,386 as of September 30, 2015 and December 31, 2014, respectively	329,739	420,360
Total assets	$5,284,388	$7,377,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,141	$225,306
Accrued expenses	301,903	363,747
Income taxes payable	10,068	40,213
Current maturities of long-term debt	29,485	20,941
Current portion of decommissioning liabilities	10,400	-
Liabilities held for sale	8,400	61,840
Total current liabilities	459,397	712,047
Deferred income taxes	502,658	702,996
Decommissioning liabilities	82,901	88,000
Long-term debt, net	1,613,171	1,627,842
Other long-term liabilities	173,843	166,766
Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized-250,000,000, Issued and Outstanding-150,733,443 as of September 30, 2015 Authorized-250,000,000, Issued-149,648,826, Outstanding-149,708,825 as of December 31, 2014	151	150
Additional paid in capital	2,655,009	2,620,328
Accumulated other comprehensive loss, net	(44,208)	(36,280)
Retained earnings	(158,534)	1,495,540
Total stockholders’ equity	2,452,418	4,079,738
Total liabilities and stockholders’ equity	$5,284,388	$7,377,389

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2015 and 2014
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	2015	2014	2015	2014
Revenues:
Services	$464,545	$935,560	$1,684,968	$2,574,565
Rentals	136,851	273,466	544,447	803,431
Total revenues	601,396	1,209,026	2,229,415	3,377,996
Costs and expenses:
Cost of services (exclusive of items shown separately below)	355,373	597,992	1,224,931	1,704,165
Cost of rentals (exclusive of items shown separately below)	65,112	123,700	243,333	319,425
Depreciation, depletion, amortization and accretion	146,757	170,154	467,329	493,437
General and administrative expenses	123,189	154,859	403,812	457,631
Reduction in value of assets	755,632	-	1,563,269	-
Income (loss) from operations	(844,667)	162,321	(1,673,259)	403,338
Other expense:
Interest expense, net	(22,622)	(24,169)	(71,213)	(72,610)
Other expense	(3,123)	(2,051)	(10,620)	(1,480)
Income (loss) from continuing operations before income taxes	(870,412)	136,101	(1,755,092)	329,248
Income taxes	(53,825)	50,358	(161,876)	121,822
Net income (loss) from continuing operations	(816,587)	85,743	(1,593,216)	207,426
Loss from discontinued operations, net of income tax	(4,610)	(5,886)	(24,107)	(15,735)
Net income (loss)	$(821,197)	$79,857	$(1,617,323)	$191,691
Earnings (losses) per share information:
Basic:
Continuing operations	$(5.42)	$0.55	$(10.60)	$1.33
Discontinued operations	(0.03)	(0.03)	(0.16)	(0.10)
Basic earnings (losses) per share	$(5.45)	$0.52	$(10.76)	$1.23
Diluted:
Continuing operations	$(5.42)	$0.55	$(10.60)	$1.31
Discontinued operations	(0.03)	(0.04)	(0.16)	(0.10)
Diluted earnings (losses) per share	$(5.45)	$0.51	$(10.76)	$1.21
Cash dividends declared per share	$0.08	$0.08	$0.24	$0.24
Weighted average common shares used in computing
earnings (losses) per share:
Basic	150,742	154,530	150,372	156,424
Incremental common shares from stock based compensation	-	1,806	-	1,644
Diluted	150,742	156,336	150,372	158,068

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2015 and 2014
(in thousands)
(unaudited)

	Three Months		Nine Months
	2015	2014	2015	2014
Net income (loss)	$(821,197)	$79,857	$(1,617,323)	$191,691
Reclassification adjustment of unrealized net loss on available-for-sale securities, net of tax	-	-	-	1,153
Change in cumulative translation adjustment, net of tax	(7,483)	(14,439)	(7,928)	(8,720)
Comprehensive income (loss)	$(828,680)	$65,418	$(1,625,251)	$184,124

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014
(in thousands)
(unaudited)
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,617,323)	$191,691
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	467,329	494,801
Deferred income taxes	(195,308)	(15,767)
Reduction in value of assets	1,563,269	-
Stock based compensation expense	34,721	32,899
Amortization of debt issuance costs	5,777	6,126
Other reconciling items, net	12,571	(20,884)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	438,698	(60,611)
Inventory and other current assets	10,924	29,495
Accounts payable	(105,683)	30,198
Accrued expenses	(74,741)	36,802
Income taxes	(30,254)	43,214
Other, net	55,507	(3,653)
Net cash provided by operating activities	565,487	764,311
Cash flows from investing activities:
Payments for capital expenditures	(318,908)	(438,349)
Sale of available-for-sale securities	-	10,622
Purchase of leased vessels	(46,442)	-
Other	(1,425)	18,195
Net cash used in investing activities	(366,775)	(409,532)
Cash flows from financing activities:
Proceeds from revolving line of credit	7,475	14,736
Payments on revolving line of credit	(7,475)	(14,736)
Payment to extinguish capital lease obligation	(20,933)	-
Proceeds from issuance of long-term debt	10,357	-
Principal payments on long-term debt	(15,775)	(15,000)
Share repurchases	-	(185,552)
Cash dividends	(36,081)	(37,586)
Proceeds from exercise of stock options	8,800	10,554
Other	(3,760)	(89)
Net cash used in financing activities	(57,392)	(227,673)
Effect of exchange rate changes on cash	(692)	(3,111)
Net increase in cash and cash equivalents	140,628	123,995
Cash and cash equivalents at beginning of period	393,046	196,047
Cash and cash equivalents at end of period	$533,674	$320,042

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2015

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

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and nine months ended September 30, 2015 and 2014 has not been audited.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein.  Certain previously reported amounts have been reclassified to conform to the 2015 presentation.  The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

(2)  Reduction in Value of Assets

Since late 2014, oil and gas prices have declined significantly to their lowest levels since 2009.  As a result of the reduced price of oil and gas and the related downturn in the oil and gas industry, the Company has experienced a significant decline in demand and pricing for virtually all of the services in its U.S. land businesses, primarily in the Production Services and Onshore Completion and Workover Services segments.  For the three and nine months ended September 30, 2015, the Company recorded expense related to reduction in value of assets of $755.6 million and $1,563.3 million, respectively.  The components of reduction in value of assets are as follows (in thousands):

	Three Months	Nine Months
Reduction in value of goodwill	$740,000	$1,315,389
Reduction in value of long-lived assets	15,632	165,888
Retirements of long-lived assets	-	42,545
Reduction in value of assets related to sale of a business	-	39,447
Total reduction in value of assets	$755,632	$1,563,269

Reduction in Value of Goodwill

Goodwill is tested for impairment annually as of October 1st or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  The Company completed a qualitative analysis of its goodwill as of June 30 and September 30, 2015.  Due to the prolonged downturn in the oil and gas industry and the impact it has had on the Company’s activity levels, the Company’s goodwill impairment evaluation as of September 30, 2015, indicated that the carrying value of the Onshore Completion and Workover Services segment exceeded its fair value so that goodwill was potentially impaired and as such the Company completed a quantitative analysis.  The quantitative analysis, which involved calculating the implied fair value of the segment’s goodwill by allocating the fair value of the Onshore Completion and Workover Services segment to all of its assets and liabilities (other than goodwill) and comparing it to the carrying amount of the goodwill.  To estimate the fair value of the reporting unit (which is consistent with the reported business segment), the Company used a weighting of the discounted cash flow method and the public company guideline method of determining fair value of the reporting unit. The Company weighted the discounted cash flow method 80% and the public company guideline method 20% due to differences between the Company’s reporting unit and peer companies’ size, profitability and diversity of operations.

The Company determined that the implied fair value of its goodwill for the Onshore Completion and Workover Services segment was less than its carrying value and recorded a $740.0 million impairment of the Onshore Completion and Workover Services segment’s goodwill, which is included in the reduction in value of assets in the consolidated statement of operations for the three and nine months ended September 30, 2015.  The reduction in value of goodwill in the Onshore Completion and Workover Services segment was primarily driven by further deterioration of market conditions during the quarter and the Company’s forecast did not indicate a timely recovery sufficient to support the carrying value of the goodwill.

The Company’s goodwill impairment evaluation as of June 30, 2015, indicated that the carrying value of the Production Services segment exceeded its fair value so that goodwill was potentially impaired and as such the Company completed a quantitative analysis.  The qualitative analysis determined that the implied fair value of its goodwill for the Production Services segment was less than its carrying value and recorded a $575.4 million impairment of the Production Services segment’s goodwill, which is included in the reduction in value of assets in the consolidated statement of operations for the nine months ended September 30, 2015.  The reduction in value of goodwill in the Production Services segment was primarily driven by the continued decline in demand for coiled tubing services.

The reduction in value of assets discussed above are considered to be the Company’s best estimate.  The Company is in the process of finalizing the second step of its goodwill impairment analyses, specifically related to the determination of the fair value of the long-lived assets of its reporting units.  Adjustments to the estimated reduction in value of assets charges, if any, as a result of the completion of the analyses will be recognized in the subsequent reporting period.

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

The Company recorded $166.0 million in expense, of which $15.6 million was recorded during the third quarter, in connection with the reduction in value of its long-lived assets for the nine months ended September 30, 2015.  The reduction in value of assets expense was comprised of $78.5 million related to equipment and $58.8 million related to intangibles in the coiled tubing division and pressure control tools division within the Production Services segment and $12.9 million related to mechanical drilling rigs included in the Onshore Completion and Workover Services segment.  In addition, the Company recorded a $15.8 million expense related to reduction in carrying values of certain international accommodation units included in the Drilling Products and Services segment.

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

Retirements of Long-Lived Assets

During the nine months ended September 30, 2015, the Company recorded $42.5 million for retirement and abandonment of inoperable and/or functionally obsolete long-lived assets that would require a significant cost to refurbish.  The total amount recorded includes $27.3 million for the Onshore Completion and Workover Services segment and $15.2 million for the Production Services segment.

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

(3)Discontinued Operations

During 2014, the Company conducted a strategic review and analysis of its subsea construction business.  As of September 30, 2015, the Company continued to sell the assets of its subsea construction business and expects to continue this process during the remainder of 2015.

During 2014, the Company also made a decision to discontinue its conventional decommissioning business.  As of September 30, 2015, the Company was committed to sell the assets of and exit its conventional decommissioning business.

Both of the subsea construction business and conventional decommissioning business were included in the Technical Solutions segment.  As of September 30, 2015, the assets and liabilities of these businesses were classified as held for sale.  For the three and nine months ended September 30, 2015 and 2014, the results of operations of these businesses are reported as discontinued operations in the consolidated statements of operations.

The following summarizes certain financial information of the businesses reported as discontinued operations (in thousands):

	Three Months Ended September 30,
	2015	2014
Revenues	$588	$34,210

Loss from discontinued operations, net of tax benefit of $275 and $4,063, respectively	(4,610)	(5,886)

	Nine Months Ended September 30,
	2015	2014
Revenues	$18,694	$111,735

Loss from discontinued operations, net of tax benefit of $1,991 and $10,131, respectively	$(24,107)	$(15,735)

The following summarizes the assets and liabilities related to the businesses reported as discontinued operations (in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable, net	$4,497	$16,701
Prepaid expenses	424	2,463
Inventory and other current assets	1,042	5,576
Current assets	$5,963	$24,740
Property, plant and equipment, net	114,557	91,171
Intangible and other long-term assets, net	-	769
Long-term assets	$114,557	$91,940
Accounts payable	996	20,530
Accrued expenses	7,404	24,496
Current liabilities	$8,400	$45,026
Other long-term liabilities	$-	$16,814

During 2015, the Company spent $46.4 million to purchase two leased vessels in its subsea construction business.  In addition, the purchase price for one of the vessels included the extinguishment of the related capital lease obligation of $20.9 million. These purchases were made to eliminate ongoing lease payments and facilitate the disposition of the vessels.  During the second quarter of 2015, the Company recorded a $15.5 million reduction in value of marine vessels.

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

For the three and nine months ended September 30, 2015, the Company incurred a loss from continuing operations; therefore, the impact of any incremental shares would be anti-dilutive. Stock options for approximately 284,000 shares of the Company’s common stock for the three months ended September 30, 2014 and approximately 1,054,000 shares of the Company’s common stock for the nine months ended September 30, 2014 were excluded in the computation of diluted earnings per share for these periods as the effect would have been anti-dilutive.

(5)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants).  Under the stock incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.  The Company’s total compensation expense related to these plans was approximately $34.0 million and $33.5 million for the nine months ended September 30, 2015 and 2014, respectively, which is reflected in general and administrative expenses.

(6)Inventory and Other Current Assets

Inventory and other current assets includes approximately $169.1 million and $165.6 million of inventory as of September 30, 2015 and December 31, 2014, respectively.  Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process.  Supplies and consumables consist principally of products used in our services provided to customers. The components of the inventory balances are as follows (in thousands):

	September 30, 2015	December 31, 2014
Finished goods	$73,402	$72,788
Raw materials	26,424	29,718
Work-in-process	26,940	20,317
Supplies and consumables	42,311	42,739
Total	$169,077	$165,562

(7)Debt

Credit Facility

The Company has a $1.0 billion bank credit facility, comprised of a $600 million revolving credit facility and a $400 million term loan.  The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter, which began on June 30, 2012.  As of September 30, 2015, the Company had $330 million outstanding under the term loan and had no amounts outstanding under the revolving portion of its credit facility.  The Company also had approximately $43.1 million of letters of credit outstanding that reduce the Company’s borrowing availability under the revolving portion of the credit facility.

Any amounts outstanding under the bank credit facility are due on February 7, 2017.  Amounts borrowed under the credit facility bear interest at LIBOR plus margins that depend on the Company’s credit rating.  During the quarter, the Company amended its credit agreement to primarily increase the maximum leverage ratio financial covenants.

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

The following table summarizes the activity for the Company’s decommissioning liabilities for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Decommissioning liabilities, December 31, 2014 and 2013, respectively	$88,000	$83,519
Liability acquisitions and dispositions	266	866
Accretion	3,720	3,324
Revisions in estimated timing and cash flows	1,315	(266)
Total decommissioning liabilities, September 30, 2015 and 2014, respectively	$93,301	$87,443

(9) Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company towards costs associated with the abandonment of the acquired property.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities.  The Company recorded interest income related to notes receivable of $1.3 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively.

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

For the three and nine months ended September 30, 2015 and 2014, operating results for the Company’s subsea construction and conventional decommissioning businesses are reported in discontinued operations (see note 3).  Previously those operating results were reported within the Technical Solutions segment.

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

Summarized financial information for the Company’s segments for the three and nine months ended September 30, 2015 and 2014 is shown in the following tables (in thousands):

Three Months Ended September 30, 2015

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$130,476	$202,845	$164,001	$104,074	$-	$601,396
Cost of services and rentals
(exclusive of items shown separately below)	44,736	174,362	130,103	71,284	-	420,485
Depreciation, depletion, amortization and accretion	48,681	53,854	30,159	14,063	-	146,757
General and administrative expenses	30,465	30,321	35,268	27,135	-	123,189
Reduction in value of assets	-	740,000	15,632	-	-	755,632
Income (loss) from operations	6,594	(795,692)	(47,161)	(8,408)	-	(844,667)
Interest expense, net	-	-	(845)	431	(22,208)	(22,622)
Other expense	-	-	-	-	(3,123)	(3,123)
Income (loss) from continuing operations before income taxes	$6,594	$(795,692)	$(48,006)	$(7,977)	$(25,331)	$(870,412)

Three Months Ended September 30, 2014

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$239,204	$470,849	$348,793	$150,180	$-	$1,209,026
Cost of services and rentals
(exclusive of items shown separately below)	76,277	317,433	248,567	79,415	-	721,692
Depreciation, depletion, amortization and accretion	47,904	59,009	41,225	22,016	-	170,154
General and administrative expenses	36,913	39,625	45,627	32,694	-	154,859
Income from operations	78,110	54,782	13,374	16,055	-	162,321
Interest expense, net	-	-	-	404	(24,573)	(24,169)
Other expense	-	-	-	-	(2,051)	(2,051)
Income (loss) from continuing operations before income taxes	$78,110	$54,782	$13,374	$16,459	$(26,624)	$136,101

Nine Months Ended September 30, 2015

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$478,605	$780,200	$624,214	$346,396	$-	$2,229,415
Cost of services and rentals
(exclusive of items shown separately below)	156,771	610,620	478,032	222,841	-	1,468,264
Depreciation, depletion, amortization and accretion	147,494	169,144	105,990	44,701	-	467,329
General and administrative expenses	101,554	101,644	115,385	85,229	-	403,812
Reduction in value of assets	15,797	780,263	767,209	-	-	1,563,269
Income (loss) from operations	56,989	(881,471)	(842,402)	(6,375)	-	(1,673,259)
Interest expense, net	-	-	(979)	1,272	(71,506)	(71,213)
Other expense	-	-	-	-	(10,620)	(10,620)
Income (loss) from continuing operations before income taxes	$56,989	$(881,471)	$(843,381)	$(5,103)	$(82,126)	$(1,755,092)

Nine Months Ended September 30, 2014

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$685,396	$1,258,774	$1,013,904	$419,922	$-	$3,377,996
Cost of services and rentals
(exclusive of items shown separately below)	216,166	876,575	706,911	223,938	-	2,023,590
Depreciation, depletion, amortization and accretion	140,265	174,995	123,213	54,964	-	493,437
General and administrative expenses	117,026	114,604	138,058	87,943	-	457,631
Income from operations	211,939	92,600	45,722	53,077	-	403,338
Interest expense, net	-	-	-	1,167	(73,777)	(72,610)
Other income (expense)	-	-	-	-	(1,480)	(1,480)
Income (loss) from continuing operations before income taxes	$211,939	$92,600	$45,722	$54,244	$(75,257)	$329,248

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
September 30, 2015	$1,326,181	$1,960,995	$1,108,940	$888,272	$-	$5,284,388
December 31, 2014	$1,304,110	$3,010,295	$2,116,171	$946,813	$-	$7,377,389

As of September 30, 2015 and December 31, 2014, the Technical Solutions segment included  $120.5 million and $116.7 million, respectively, of identifiable assets of the subsea construction and conventional decommissioning businesses that were classified as assets held for sale on the consolidated balance sheets.

Geographic Segments

The Company attributes revenue to various countries based on the location of where services are performed or the destination of the drilling products or equipment sold or rented.  Long-lived assets consist primarily of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period.  As of September 30, 2015 and December 31, 2014, the assets of the subsea construction and conventional decommissioning businesses are classified as assets held for sale on the consolidated balance sheets.  The Company’s revenue by geographic area for the three and nine months ended September 30, 2015 and 2014 and long-lived assets by geographic area as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$470,154	$1,024,919	$1,771,934	$2,850,179
Other Countries	131,242	184,107	457,481	527,817
Total	$601,396	$1,209,026	$2,229,415	$3,377,996

Long-Lived Assets
			September 30, 2015	December 31, 2014
United States			$2,027,057	$2,416,306
Other Countries			345,678	317,533
Total, net			$2,372,735	$2,733,839

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

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2015	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$11,118	$368	$10,750	-
Interest rate swaps	$7,178	-	$7,178	-
Accounts payable
Non-qualified deferred compensation liabilities	$733	-	$733	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$16,464	-	$16,464	-

	December 31, 2014	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$12,982	$1,481	$11,501	-
Interest rate swaps	$4,183	-	$4,183	-
Accounts payable
Non-qualified deferred compensation liabilities	$2,291	-	$2,291	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$14,720	-	$14,720	-

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

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts.  The fair value of the Company’s long-term debt was approximately $1,628.3 million and $1,624.3 million as of September 30, 2015 and December 31, 2014, respectively.  The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

The following table summarizes impairments of goodwill and long-lived assets and the related post-impairment fair values for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Impairment	Fair Value	Impairment	Fair Value
Property, plant and equipment, net	$-	$-	$107,145	$97,114
Goodwill	740,000	679,550	1,315,389	1,009,144
Intangible assets	-	-	43,114	6,345

Fair value is measured as of the impairment date using Level 3 inputs. See note 2 for a discussion of reduction in value of assets expense recorded during the three and nine months ended September 30, 2015.

(12)  Derivative Financial Instruments

From time to time, the Company may employ interest rate swaps in an attempt to achieve a more balanced debt portfolio between fixed and variable interest.  The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has three interest rate swaps for notional amounts of $100 million each related to its 7 1/8% senior notes maturing in December 2021.  These interest rate swaps are accounted for as fair value hedges since the swaps hedge against the change in fair value of fixed rate debt resulting from changes in interest rates.  The Company recorded a derivative asset relating to these swaps of $7.2 million and $4.2 million within intangible and other long term assets in the consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

The changes in fair value of the interest rate swaps are included in the adjustments to reconcile net income to net cash provided by operating activities in the consolidated statement of cash flows. The location and effect of the derivative instruments on the condensed consolidated statement of operations, presented on a pre-tax basis, are as follows (in thousands):

		Three Months Ended September 30,
Effect of derivative instrument	Location of (gain) loss recognized	2015	2014
Interest rate swap	Interest expense, net	$(5,452)	$1,907
Hedged item - debt	Interest expense, net	3,134	(2,639)
		$(2,318)	$(732)

		Nine Months Ended September 30,
Effect of derivative instrument	Location of (gain) loss recognized	2015	2014
Interest rate swap	Interest expense, net	$(5,643)	$(6,727)
Hedged item - debt	Interest expense, net	2,648	4,422
		$(2,995)	$(2,305)

For the nine months ended September 30, 2015 and 2014, approximately $3.0 million and $2.3 million of interest income, respectively, was related to the ineffectiveness associated with these fair value hedges.  Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

(13)  Income Taxes

The Company follows authoritative guidance with respect to accounting for uncertainty in income taxes. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.  The Company had approximately $35.7 million and $30.3 million of unrecorded tax benefits as of September 30, 2015 and December 31, 2014, respectively, all of which would impact the Company’s effective tax rate if recognized.  The increase in the unrecognized tax benefits during 2015 was due to an expectation of unfavorable results in an ongoing foreign audit.

(14)  Related Party Disclosures

During 2014, the Company purchased services, products and equipment, as well as leased certain facilities, from companies affiliated with a former officer, who retired during the first quarter of 2015, of one of its subsidiaries.  For the nine months ended  September 30, 2014, these related party transactions totaled $146.8 million, of which $56.7 million was purchased from ORTEQ Energy Services, $0.6 million was purchased from Ortowski Construction, $15.2 million was paid to Resource Transport, LLC, $51.6 million was purchased from Texas Specialty Sands, LLC, $21.1 million was purchased from ProFuel, LLC and $1.6 million was related to facilities leased from Timber Creek Real Estate Partners.

As of December 31, 2014, the Company’s trade accounts payable includes amounts due to these companies totaling $26.8  million, of which $10.1  million was due ORTEQ Energy Services, $1.7 million was due Resource Transport, LLC, $14.0 million was due Texas Specialty Sands, LLC, and $1.0 million was due ProFuel, LLC. No amount was due Timber Creek Real Estate Partners.

The Company’s President and Chief Executive Officer serves as an independent director of the board of Linn Energy, LLC (Linn), an independent oil and gas development company.  The Company recorded revenues from Linn and its subsidiaries of $6.0 million and $15.3 million for the nine months ended September 30, 2015 and 2014, respectively.  The Company had trade receivables from Linn and its subsidiaries of $0.8 million and $1.6 million as of September 30, 2015 and December 31, 2014, respectively.

(15)  Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board issued ASU No. 2015-16, Business Combinations – Simplifying the Accounting for Measurement –Period Adjustments, which changes the accounting for adjustments to provisional amounts recognized in a business combination. The guidance in this update requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The new standard is effective for the Company on January 1, 2016 and should be applied prospectively.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2015, the Financial Accounting Standards Board issued ASU No. 2015-11, Inventory – Simplifying the Measurement of Inventory, which applies to inventory measured using first-in, first-out or average cost. The guidance in this update states that inventory within its scope shall be measured at the lower of cost or net realizable value, and when the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings. The new standard is effective for the Company beginning on January 1, 2017 and should be applied on a  prospective basis. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and related disclosures.

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs. The guidance in this update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The new standard is effective for the Company on January 1, 2016 and should be applied on a retrospective basis.  This ASU will not  have a significant impact on the Company’s financial statements.

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

Executive Summary

To a large degree, our business depends upon the level of spending by oil and gas companies for exploration, development and production activities, which in turn is based largely on volatile commodity prices.  See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.  Since late 2014, oil and gas prices have declined significantly.  This decline has caused our oil and gas customers to curtail their operations, reduce their capital expenditures, request pricing concessions and/or other arrangements designed to reduce their operating costs.  Although these changes have impacted our U.S. land business significantly more than our other businesses, the financial performance of each of our operating segments has been adversely impacted.

During the third quarter of 2015, continued weakness in market conditions further reduced demand and prices for our products and services, adversely affecting the financial performance of each of our operating segments in all geographic markets.  The ultimate impact on us of the current industry downturn will depend upon its length and several other factors, many of which remain beyond our control.  Our meaningful and ongoing cost reduction initiatives that began in late 2014 and have continued throughout 2015 have partially mitigated the declines in the financial performance of each of our operating segments and we plan to continue adjusting our cost structure to the lower level of business activity.

The third quarter of 2015 continued to present us with challenges relating to the downturn in market conditions and the significant decrease in customer spending we have experienced.  As a result, we recorded $755.6 million of pre-tax charges for reduction in value of assets during the quarter, of which $740.0 million relates to a reduction in value of goodwill and $15.6 million relates to the reduction in value of long-lived assets.  A prolonged period of lower natural gas or oil prices could continue to adversely affect demand for our services and lead to further reductions in value of assets charges in the future.

 For the three months ended September 30, 2015, revenue was $601.4 million and loss from continuing operations was $816.6 million, or $5.42 loss per share.  Net loss was $821.2 million, or $5.45 loss per share.

Third quarter 2015 revenue in our Drilling Products and Services segment decreased 12% sequentially to $130.5 million, as compared to $148.7 million in the second quarter of 2015.  U.S. land revenue decreased 13% sequentially to $33.4 million, Gulf of Mexico revenue decreased 9% sequentially to $57.4 million and international revenue decreased 16% sequentially to $39.7 million.  Revenue for all major product and service lines of this segment were impacted by the continued decline in oil and gas prices, which led to lower levels of activity and pricing pressure for our services.

Third quarter 2015 revenue in our Onshore Completion and Workover Services segment decreased 10% sequentially to $202.8 million, as compared to $226.4 million in the second quarter of 2015.  All of this segment’s revenue is derived from the U.S. land market area.  All product and service lines in this segment were impacted negatively by the continued decline in oil and gas prices, which led to lower levels of activity and pricing pressure for our services.

Third quarter 2015 revenue in our Production Services segment decreased 21% sequentially to $164.0 million, as compared to $208.7 million in the second quarter of 2015. U.S. land revenue decreased 14% sequentially to $86.3 million, and Gulf of Mexico revenue decreased 45% sequentially to $12.4 million, primarily as a result of the continued decline in oil and gas prices which led to lower levels of activity and pricing pressure for our services.    International revenue decreased 24% sequentially to $65.3 million due to decreased levels of hydraulic workover, snubbing and coiled tubing operations.

Third quarter 2015 revenue in our Technical Solutions segment decreased 18% sequentially to $104.1 million, as compared to $127.0 million in the second quarter of 2015.  U.S. land revenue increased 13% sequentially to $15.7 million as a result of higher levels of demand for completion tools. Gulf of Mexico revenue decreased 19% sequentially to $62.2 million primarily due to decreased project activity levels associated with the lower levels of activity and pricing pressure for our services. International revenue decreased 28% to $26.2 million sequentially as a result of the decrease in demand for completion tools.

Comparison of the Results of Operations for the Three Months Ended September 30, 2015 and 2014

For the three months ended September 30, 2015, our revenues were $601.4 million, resulting in a loss from continuing operations of $816.6 million, or $5.42 loss per share.  Net loss was $821.2 million, or $5.45 loss per share.  Included in the results for the three months ended September 30, 2015 was a pre-tax charge for $755.6 million related to the reduction in value of assets.  For the three months ended September 30, 2014, revenues were $1,209.0 million and income from continuing operations was $85.7 million, or $0.55 per diluted share.  Net income was $79.9 million, or $0.51 per diluted share.

The following table compares our operating results for the three months ended September 30, 2015 and 2014 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services and Rentals
	2015	2014	Change	2015	%	2014	%	Change
Drilling Products and Services	$130,476	$239,204	$(108,728)	$44,736	34%	$76,277	32%	$(31,541)
Onshore Completion and
Workover Services	202,845	470,849	(268,004)	174,362	86%	317,433	67%	(143,071)
Production Services	164,001	348,793	(184,792)	130,103	79%	248,567	71%	(118,464)
Technical Solutions	104,074	150,180	(46,106)	71,284	68%	79,415	53%	(8,131)
Total	$601,396	$1,209,026	$(607,630)	$420,485	70%	$721,692	60%	$(301,207)

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 45% to $130.5 million for the three months ended September 30, 2015, as compared to $239.2 million for the same period in 2014.  Cost of services as a percentage of revenue increased to 34% of segment revenue for the three months ended September 30, 2015, as compared to 32% for the same period in 2014.  Revenue from our Gulf of Mexico market area decreased approximately 36%, revenue generated from our U.S. land market area decreased 61% and revenue from our international market area decreased 38%.  Revenues for all major product and service lines of this segment were impacted by the continued decline in oil and gas prices, which led to lower levels of activity and pricing pressure for our services.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 57% to $202.8 million for the three months ended September 30, 2015, as compared to $470.8 million for the same period in 2014.  All of this segment’s revenue is derived from the U.S. land market area.  Cost of services as a percentage of revenues increased to 86% of segment revenue from 67% in the third quarter of

2014.  All product and service lines in this segment were impacted negatively by reduced customer spending and activity as well as continued pricing pressure in North America during the quarter.  The loss from operations for the three months ended September 30, 2015 was primarily attributable to a $740.0 million expense relating to the reduction in value of goodwill.

Production Services Segment

Revenue from our Production Services segment for the three months ended September 30, 2015 decreased by 53% to $164.0 million, as compared to $348.8 million for the same period in 2014.  Cost of services as a percentage of revenue increased to 79% of segment revenue from 71% in the third quarter of 2014.  Revenue derived from the Gulf of Mexico market area decreased 67%, revenue from the U.S. land market area decreased 62% and revenue from international market areas decreased 25%.    The Production Services segment’s revenue was lower in all product and service lines primarily due to lower levels of activity and pricing pressure for our services.    The loss from operations for the three months ended September 30, 2015 was primarily attributable to a $15.6 million expense relating to the write-off of intangibles.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 31% to $104.1 million for the three months ended September 30, 2015, as compared to $150.2 million for the same period in 2014.  Cost of services as a percentage of revenue increased to 68% of segment revenue from 53% in the third quarter of 2014.  Revenue in our international market areas decreased 22% as a result of a decrease in demand for completion tools and products. Revenue in our U.S. land market area decreased 52% and revenue in our Gulf of Mexico market area decreased 26%.    Revenues for all major product and service lines of this segment were impacted by lower levels of activity and pricing pressure for our services.

General and Administrative Expenses

General and administrative expenses decreased 20% to $123.2 million for the three months ended September 30, 2015 as compared to $154.9 million for the same period in 2014.  The decrease is primarily attributable to lower levels of employee and infrastructure-related expenses as a result of our cost reduction programs.

Reduction in Value of Assets

During the three months ended September 30, 2015, we recorded $755.6 million in expense in connection with the reduction in value of assets. The reduction in value of assets expense included $740.0 million related to the Onshore Completion and Workover Services segment goodwill impairment and $15.6 million related to the write-off of intangibles within the Production Services segment.  The reduction in value of assets was primarily due to the continued decline in the demand for these services during the third quarter of 2015 resulting in a forecast which did not indicate a timely recovery sufficient to support the carrying values of these assets.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2015 was a 6% tax benefit compared to a 37% tax expense for the same period in 2014.  The decrease in the effective income tax rate was primarily due to the reduction in value of goodwill which is non-deductible for income tax purposes.

Discontinued Operations

Discontinued operations include operating results for both our subsea construction business and our conventional decommissioning business.  Loss from discontinued operations, net of tax, was $4.6 million for the three months ended September 30, 2015 as compared to $5.9 million for the same period in 2014.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2015 and 2014

For the nine months ended September 30, 2015, our revenues were $2,229.4 million, resulting in a loss from continuing operations of $1,593.2 million, or $10.60 loss per share.  Net loss was $1,617.3 million, or $10.76 loss per share.  Included in the results for the nine months ended September 30, 2015 was a pre-tax charge for $1,563.3 million related to the reduction in value of assets. For the nine months ended September 30, 2014, revenues were $3,378.0 million and income from continuing operations was $207.4 million, or $1.31 per diluted share.  Net income was $191.7 million, or $1.21 per diluted share.

The following table compares our operating results for the nine months ended September 30, 2015 and 2014 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion.

	Revenue			Cost of Services and Rentals
	2015	2014	Change	2015	%	2014	%	Change
Drilling Products and Services	$478,605	$685,396	$(206,791)	$156,771	33%	$216,166	32%	$(59,395)
Onshore Completion and
Workover Services	780,200	1,258,774	(478,574)	610,620	78%	876,575	70%	(265,955)
Production Services	624,214	1,013,904	(389,690)	478,032	77%	706,911	70%	(228,879)
Technical Solutions	346,396	419,922	(73,526)	222,841	64%	223,938	53%	(1,097)
Total	$2,229,415	$3,377,996	$(1,148,581)	$1,468,264	66%	$2,023,590	60%	$(555,326)

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 30% to $478.6 million for the nine months ended September 30, 2015, as compared to $685.4 million for the same period in 2014.  Cost of services as a percentage of revenue increased to 33% of segment revenue for the nine months ended September 30, 2015, as compared to 32% for the same period in 2014.  Revenue from our Gulf of Mexico market area decreased approximately 27%, revenue generated from our U.S. land market area decreased 43% and revenue from our international market area decreased 18%.  Revenues for all major product and service lines of this segment were impacted by the continued decline in oil and gas prices which led to lower levels of activity in the oil and gas industry and pricing pressure for our services.    The decrease in income from operations for this segment was primarily attributable to a $15.8 million expense relating to the reduction in value of long-lived assets.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 38% to $780.2 million for the nine months ended September 30, 2015, as compared to $1,258.8 million for the same period in 2014.  All of this segment’s revenue is derived from the U.S. land market area.  Cost of services as a percentage of revenue increased to 78% of segment revenue for the nine months ended September 30, 2015, as compared to 70% for the same period in 2014.  All product and service lines in this segment were impacted negatively by reduced customer spending and activity as well as pricing pressure in North America during the period.  The loss from operations for the nine months ended September 30, 2015 was primarily attributable to a $740.0 million expense related to the reduction in value of goodwill, a $12.9 million expense relating to the reduction in value of long-lived assets and a $27.3 million expense relating to the retirements of long-lived assets.

Production Services Segment

Revenue from our Production Services segment for the nine months ended September 30, 2015 decreased by 38% to $624.2 million, as compared to $1,013.9 million for the same period in 2014.  Cost of services as a percentage of revenue increased to 77% of segment revenue from 70% in the nine months ended September 30, 2014.  Revenue derived from the Gulf of Mexico market area decreased 45%, revenue from the U.S. land market area decreased 48% and revenue from international market areas decreased 11%.  The Production Services segment’s revenue was lower in all product and service lines primarily due to lower levels of activity and pricing pressure for our services.    The loss from operations for the nine months ended September 30, 2015 was primarily attributable to a $575.4 million expense relating to the reduction in value of goodwill, a $176.7 million expense relating to the reduction in value of long-lived assets and a $15.2 million expense relating to the retirements of long-lived assets.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 18% to $346.4 million for the nine months ended September 30, 2015, as compared to $419.9 million for the same period in 2014.  Cost of services as a percentage of revenue increased to 64% of segment revenue from 53% in the nine months ended September 30, 2014.  Revenue in our international market areas decreased 12%, revenue in our U.S. land market area decreased 41% and revenue in our Gulf of Mexico market area decreased 12%.  The Technical Solutions segment’s revenue was lower in all product and service lines primarily due to lower levels of activity and pricing pressure for our services.

General and Administrative Expenses

General and administrative expenses decreased 12% to $403.8 million for the nine months ended September 30, 2015 as compared to $457.6 million for the same period in 2014.  The decrease is primarily attributable to lower levels of employee and infrastructure-related expenses as a result of our cost reduction programs.

Reduction in Value of Assets

During the nine months ended September 30, 2015, we recorded $1,563.3 million in expense in connection with the reduction in value of assets. The reduction in value of assets expense included $740.0 million related to the Onshore Completion and Workover Services segment goodwill impairment and $575.4 million related to the Production Services segment goodwill impairment. In addition, the reduction in value of assets expense included $247.9 million related to reduction in long-lived assets and write-off of intangibles within the Production Services, the Onshore Completion and Workover Services and Drilling Products and Services segments.  The reduction in value of assets was primarily due to the continued decline in the demand for these services during 2015 resulting in a forecast which did not indicate a timely recovery sufficient to support the carrying values of these assets.

Income Taxes

Our effective income tax rate for the nine months ended September 30, 2015 was a 9% tax benefit compared to a 37% tax expense for the same period in 2014.  The decrease in the effective income tax rate was primarily due to the reduction in value of goodwill which is non-deductible for income tax purposes.

Discontinued Operations

Discontinued operations include operating results for both our subsea construction business and our conventional decommissioning business.  Loss from discontinued operations, net of tax, was $24.1 million for the nine months ended September 30, 2015 as compared to $15.7 million for the same period in 2014.  The increase in the loss from discontinued operations is primarily due to the $15.5 million reduction in value of the marine vessels recorded during the nine months ended September 30, 2015.

Liquidity and Capital Resources

In the nine months ended September 30, 2015, we generated net cash from operating activities of $565.5 million, as compared to $764.3 million in the same period of 2014.  Our primary liquidity needs are for working capital and to fund debt service, dividend payments and capital expenditures.  Our primary sources of liquidity are cash flows from operations and available borrowings under the revolving portion of our credit facility.  We had cash and cash equivalents of $533.7 million as of September 30, 2015, compared to $393.0 million as of December 31, 2014.  As of September 30, 2015, approximately $113.0 million of our cash balance was held outside the United States.  Cash balances held in foreign jurisdictions could be repatriated to the United States, however, they would be subject to federal income taxes, less applicable foreign tax credits.  We have not provided U.S. income tax expense on earnings of our foreign subsidiaries because we expect to reinvest the undistributed earnings indefinitely.

We spent $318.9 million of cash on capital expenditures during the nine months ended September 30, 2015, down from $438.3 million of capital expenditures during the same period in 2014.  Approximately $115.4 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory, and approximately $74.3 million, $77.0 million and $52.2 million was spent to expand and maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Technical Solutions segments, respectively.    We expect to spend approximately $350 million to $400 million on capital expenditures during 2015.  In addition to normal course of business capital expenditures, during the first quarter of 2015, we spent $46.4 million to purchase two leased vessels.  In addition, the purchase price for one of the vessels included the extinguishment of the related capital lease obligation of $20.9 million.

We have a $1.0 billion bank credit facility which is comprised of a $600 million revolving portion and a $400 million term loan.  The principal balance of the term loan is payable in installments of $5.0 million on the last day of each fiscal quarter.  As of September 30, 2015, we had $330 million outstanding under the term loan. As of September 30, 2015, we had no amounts outstanding under the revolving portion of our credit facility and approximately $43.1 million of letters of credit outstanding, which reduce our borrowing capacity under this portion of the credit facility.  As of October 28, 2015, we had no amounts outstanding under the revolving portion of our credit facility, and approximately $43.1 million of letters of credit outstanding.  Any amounts outstanding under the bank credit facility are due on February 7, 2017.  Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our credit rating. The credit facility contains customary events of default and requires that we satisfy various financial covenants.  As of September 30, 2015, we were in compliance with all such covenants.    During the quarter, we amended our credit agreement to primarily increase the maximum leverage ratio financial covenants.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1 and November 1 of each year through the maturity date of May 1, 2019.  The indenture contains customary events of default and requires that we satisfy various covenants. As of September 30, 2015, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021.  The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants. As of September 30, 2015, we were in compliance with all such covenants.

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

Recently Issued Accounting Pronouncements

See Part I, Item 1, “Financial Statements – Note 15 – Recently Issued Accounting Pronouncements.”

Off-Balance Sheet Arrangements

We do not have any financing arrangements that are required to be reflected in our financial statements under generally accepted accounting principles.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes.  As of September 30, 2015, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

As of September 30, 2015, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Term loan due 2017	$-	$330,000
6 3/8 % Senior Notes due 2019	500,000	-
7 1/8% Senior Notes due 2021	500,000	300,000
Other	12,656	-
Total Debt	$1,012,656	$630,000

Variable debt of $300 million represents the portion of the $800 million aggregate principal amount of our 7 1/8% senior notes subject to the fixed-to-variable interest rate swap agreements. Based on the amount of this debt outstanding as of September 30, 2015, a 10% increase in the variable interest rate would have increased our interest expense for the nine months ended September 30, 2015 by approximately $1.6 million, while a 10% decrease would have decreased our interest expense by approximately $1.6 million.

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

b.

Changes in internal control.  There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
July 1 - 31, 2015	-	$-	-	$500,000,000
August 1 - 31, 2015	622	$17.34	-	$500,000,000
September 1 - 30, 2015	819	$14.33	-	$500,000,000
Total	1,441	$15.63	-	$500,000,000

(1)	Through our stock incentive plans, 1,441 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock and restricted stock units.
(2)	On December 11, 2014, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our common stock, which will expire on December 31, 2016.

Item 6.   Exhibits

(a)	The following exhibits are filed with this Form 10-Q:

Exhibit No.	Description
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

SUPERIOR ENERGY SERVICES, INC.

Date:	October 30, 2015	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)