Form 10-K
period 2015-12-31
SUPERIOR ENERGY SERVICES INC
filed 2016-02-25
CIK 886835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐  No ☒

As of June 30, 2015, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $3.19 billion.  As of February 16, 2016, there were 151,397,654 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K for

the Fiscal Year Ended December 31, 2015

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other documents filed by us with the Securities and Exchange Commission (SEC) contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements other than statements of historical fact included in this Annual Report on Form 10-K or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include, but are not limited to: the cyclicality and volatility of the oil and gas industry, including changes in prevailing levels of exploration, production and development activity; changes in prevailing oil and gas prices or expectations about future prices; operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage for which we may have limited or no insurance coverage or indemnification rights; the effect of regulatory programs and environmental matters on our operations or prospects, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping services; risks associated with the uncertainty of macroeconomic and business conditions worldwide; changes in competitive and technological factors affecting our operations; the potential shortage of skilled workers; risks inherent in acquiring businesses; risks associated with business growth outpacing the capabilities of our infrastructure and workforce; political, economic and other risks and uncertainties associated with our international operations; our continued access to credit markets on favorable terms; and the impact that unfavorable or unusual weather conditions could have on our operations. These risks and other uncertainties related to our business are described in detail below in Part I, Item 1A of this Annual Report on Form 10-K. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements. We undertake no obligation to update any of our forward-looking statements for any reason and, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

PART I

Item 1. Business

General

We provide a wide variety of services and products to the energy industry related to the exploration, development and production of oil and natural gas.  We serve major, national and independent crude oil and natural gas exploration and production companies throughout the world.  Our operations are managed and organized by business units, which offer products and services within the various phases of a well’s economic life cycle. We report our operating results in four business segments: Drilling Products and Services; Onshore Completion and Workover Services; Production Services; and Technical Solutions.  Given our history of growth and long-term strategy of geographic expansion, we also provide supplemental segment revenue information in three geographic areas:  U.S. land; Gulf of Mexico; and International.

For information about our operating segments and financial information by operating segment and geographic area, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and note 9 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

▪	Workover services – Includes a variety of well completion, workover and maintenance services including installations, completions, sidetracking of wells and support for perforating operations.

•	Production Services – Includes intervention services.

▪

Intervention services – Includes services to enhance, maintain and extend oil and gas production during the life of the well, including coiled tubing, cased hole and mechanical wireline, hydraulic workover and snubbing, production testing and optimization, and remedial pumping services (cementing and stimulation services).

•

Technical Solutions – Includes products and services that generally address customer-specific needs with their applications, which typically require specialized engineering, manufacturing or project planning expertise. Most operations requiring our technical solutions are generally in offshore environments during the completion, production and decommissioning phase of an oil and gas well. These products and services primarily include pressure control services, completion tools and services and end-of-life services.

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

Customers

Our customers are the major and independent oil and gas companies that are active in the geographic areas in which we operate.  There were no customers that exceeded 10% of our total revenues in 2015 and 2014. However, EOG Resources, Inc. (EOG Resources) accounted for 10% of our revenues in 2013, primarily within the Onshore Completion and Workover Services segment.  Our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations.

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

Environmental Matters

Our operations, and those of our customers, are subject to extensive laws, regulations and treaties relating to air and water quality, generation, storage and handling of hazardous materials, and emission and discharge of materials into the environment.  We believe we are in substantial compliance with all regulations affecting our business.  Historically, our expenditures in furtherance of our compliance with these laws, regulations and treaties have not been material, and we do not expect the cost of compliance to be material in the future.

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

Employees

As of December 31, 2015, we had approximately 8,300 employees.  Approximately 9% of our employees are subject to union contracts, all of which are in international locations.  We believe that we have good relationships with our employees.

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

We have a Code of Conduct (Our Shared Core Values at Work), which applies to all of our directors, officers and employees.  This Code of Conduct is publicly available on the Corporate Governance page in the About Us section of our website at http://www.superiorenergy.com.  Any waivers granted to directors or executive officers and any material amendment to our Code of Conduct will be posted promptly on our website and/or disclosed in a current report on Form 8-K.

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

Executive Officers of Registrant

The following table indicates the names and ages of the executive officers, including all offices and positions held by each in the past five years:

Name and Age	Offices Held and Term of Office
David D. Dunlap (Age 54)	President and Chief Executive Officer, since February 2011 Chief Executive Officer, since April 2010 Executive Vice President and Chief Operating Officer of BJ Services Company, 2007 to April 2010
Robert S. Taylor (Age 61)	Executive Vice President, Treasurer and Chief Financial Officer, since September 2004
A. Patrick Bernard (Age 58)	Senior Executive Vice President, since July 2006
Brian K. Moore (Age 59)	Senior Executive Vice President of North America Services, since February 2012 President and Chief Operating Officer of Complete Production Services, Inc. (Complete), 2007 to February 2012
Westervelt T. Ballard, Jr. (Age 44)	Executive Vice President of International Services, since February 2012 Vice President of Corporate Development, 2007 to February 2012
William B. Masters (Age 58)	Executive Vice President and General Counsel, since March 2008

Item 1A. Risk Factors

The following information should be read in conjunction with management’s discussion and analysis of financial condition and results of operations contained in Part II, Item 7 and the consolidated financial statements and related notes contained in Part II, Item 8 of this Annual Report on Form 10-K, as well as in conjunction with the matters contained under the caption “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

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

Our business depends on conditions in the oil and gas industry, especially oil and natural gas prices and capital expenditures by oil and gas companies.

Our business depends on the level of oil and natural gas exploration, development and production activity by oil and gas companies worldwide.  The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and difficult to predict.  Oil and natural gas prices are subject to large fluctuations in response to relatively minor changes in supply and demand, economic growth trends, market uncertainty and a variety of other factors beyond our control.  Lower oil and natural gas prices generally lead to decreased spending by our customers.  While higher oil and natural gas prices generally lead to increased spending by our customers, sustained high energy prices can also be an impediment to economic growth and can therefore negatively impact spending by our customers. Our customers may also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk. Crude oil prices declined significantly in the second half of 2014 and have been negatively affected by a combination of factors,  including increased production, the decision by the Organization of Petroleum Exporting Countries (OPEC) to keep production levels unchanged and a strengthening in the U.S. dollar relative to most other currencies. Any of these factors could significantly affect the demand for oil and natural gas, which could affect the level of capital spending by our customers and in turn could have a material effect on our results of operations. Further, downward pressure on commodity prices continued throughout 2015 and could continue for the foreseeable future.  As a result of the continued decrease in commodity prices, many of our customers have announced reduced capital spending budgets for 2016, and we expect that further reductions in commodity prices or prices remaining at current levels for a prolonged period of time may result in further capital budget reductions in the future.

The availability of quality drilling prospects, exploration success, relative production costs, expectations about future oil and natural gas demand and prices, the stage of reservoir development, the availability of financing, and political and regulatory environments are also expected to affect levels of exploration, development, and production activity, which would impact the demand for our services.  Any prolonged reduction of oil and natural gas prices, as well as anticipated declines, could also result in lower levels of exploration, development, and production activity.

The demand for our services may be affected by numerous factors, including the following:

•	the cost of exploring for, producing and delivering oil and natural gas;
•	demand for energy, which is affected by worldwide economic activity, population growth and market expectations regarding future trends;
•	the ability of OPEC and other key oil-producing countries to set and maintain production levels for oil;
•	the level of excess production capacity;
•	the discovery rate of new oil and natural gas reserves;
•	domestic and global political and economic uncertainty, socio-political unrest and instability, terrorism or hostilities;
•	weather conditions and changes in weather patterns, including summer and winter temperatures that impact demand;
•	the availability, proximity and capacity of transportation facilities;
•	oil refining capacity and shifts in end-customer preferences toward fuel efficiency;

•	the level and effect of trading in commodity future markets, including trading by commodity price speculators and others;
•	demand for and availability of alternative, competing sources of energy;
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

The oil and gas industry has historically experienced periodic downturns, which have been characterized by significantly reduced demand for oilfield services and downward pressure on the prices we charge.  Moreover, weakness in the oil and gas industry may adversely impact the financial position of our customers, which in turn could cause them to fail to pay amounts owed to us in a timely manner or at all.  Any of these events could have a material adverse effect on our business, results of operations, financial condition and prospects.

We have outstanding debt obligations that could limit our ability to fund future growth and operations and increase our exposure to risk during adverse economic conditions.

As of December 31, 2015, we had $1.6 billion in outstanding debt obligations. Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the “Forward-Looking Statements” section included in this Annual Report on Form 10-K.

Our existing debt and associated commitments could have important adverse consequences. For example, these commitments could:

•	make it more difficult for us to satisfy our contractual obligations;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to pay dividends, fund future working capital, capital expenditures, acquisitions or other corporate requirements;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt; and
•	limit our ability to refinance our debt in the future or borrow additional funds.

There are operating hazards inherent in the oil and gas industry that could expose us to substantial liabilities.

Our operations are subject to hazards inherent in the oil and gas industry that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside of our control. Typically, we provide products and services at a well site where our personnel and equipment are located together with personnel and equipment of our customer and other service providers. From time to time, personnel are injured or equipment or property is damaged or destroyed as a result of accidents, failed equipment, faulty products or services, failure of safety measures, uncontained formation pressures or other dangers inherent in oil and natural gas exploration, development and production. Any of these events can be the result of human error or purely accidental, and it may be difficult or impossible to definitively determine the ultimate cause of the event or whose personnel or equipment contributed thereto. All of these risks expose us to a wide range of significant health, safety and environmental risks and potentially substantial litigation claims for damages. With increasing frequency, our products and services are deployed in more challenging exploration, development and production locations. From time to time, customers and third parties may seek to hold us accountable for damages and costs incurred as a result of an accident, including pollution, even under circumstances where we believe we did not cause or contribute to the accident. Our insurance policies are subject to exclusions, limitations and other conditions, and may not protect us against liability for some types of events, including events involving a well blowout, or against losses from business interruption.  Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate or on terms that we deem commercially reasonable.  Any damages or losses that are not covered by insurance, or are in excess of policy limits or subject to substantial deductibles or retentions, could adversely affect our financial condition, results of operations and cash flows.

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

From time to time, we are subject to various claims, litigation and other proceedings that could ultimately be resolved against us, requiring material future cash payments or charges, which could impair our financial condition or results of operations.

The size, nature and complexity of our business make us susceptible to various claims, both in litigation and binding arbitration proceedings. We may in the future become subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows. Similarly, any claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

The credit risks of our customer base could result in losses.

Many of our customers are oil and gas companies that are facing liquidity constraints in light of the current commodity price environment. These customers may impact our overall exposure to credit risk as they may be similarly affected by prolonged changes in economic and industry conditions. If a significant number of our customers experience a prolonged business decline or disruptions, we may incur increased exposure to credit risk and bad debts.

Increased regulation of or limiting or banning hydraulic fracturing could reduce or eliminate demand for our pressure pumping services.

Our customers rely on hydraulic fracturing in conducting exploration and production operations. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. However, the practice of hydraulically fracturing formations to stimulate the production of natural gas and oil remains under increased scrutiny from federal, state and local governmental authorities.  Various federal legislative and regulatory initiatives have been undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. Federal agencies, including the Environmental Protection Agency (EPA) and Bureau of Land Management (BLM), have asserted regulatory authority over certain aspects of hydraulic fracturing within their specific jurisdiction. For example, the EPA has issued an Advance Notice of Proposed Rulemaking to collect data on chemicals used in hydraulic fracturing operations under Section 8 of the Toxic Substances Control Act, and has enacted, and recently proposed additional New Source Performance Standards for certain aspects of the hydraulic fracturing process. The U.S. Department of Interior has issued regulations that impose requirements on hydraulic fracturing operations within federal and tribal lands, including the requirement to disclose chemicals used in the fracturing process as well as certain prior approvals to conduct hydraulic fracturing. Implementation of this rule is subject to ongoing litigation. And from time to time, Congress has considered legislative measures to regulate hydraulic fracturing, including the imposition of chemical disclosure and permitting requirements.

At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of, or prohibiting the performance of, drilling activities in general or hydraulic fracturing activities in particular.

The adoption of additional legislation or regulation could impose further requirements or limitations, such as restrictions on the use of certain chemicals or prohibitions on hydraulic fracturing in certain areas, which could impact our and our customers operations, and demand for our services.

Adverse and unusual weather conditions may affect our operations.

Our operations may be materially affected by severe weather conditions in areas where we operate.  Severe weather, such as hurricanes, high winds and seas, blizzards and extreme temperatures may cause evacuation of personnel, curtailment of services and suspension of operations, inability to deliver materials to jobsites in accordance with contract schedules, loss of or damage to equipment and facilities and reduced productivity.  In addition, variations from normal weather patterns can have a significant impact on demand for oil and natural gas, thereby reducing demand for our services and equipment.

Necessary capital financing may not be available at economic rates or at all.

Turmoil in the credit and financial markets could adversely affect financial institutions, inhibit lending and limit our access to funding through borrowings under our credit facility or newly created facilities in the public or private capital markets on terms we believe to be reasonable. Our credit agreement was amended in February 2016 resulting in a decrease in the borrowing capacity from $1.0 billion to $470.3 million.  Any further reduction of our borrowing capacity could adversely impact our ability to fund, among other things, capital expenditures and general working capital needs.  In addition, prevailing market conditions could be adversely affected by the ongoing disruptions in domestic or overseas sovereign or corporate debt markets, low commodity prices or other factors impacting our business, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations, or to meet our other financial commitments.

Our inability to retain key employees and skilled workers could adversely affect our operations.

Our performance could be adversely affected if we are unable to retain certain key employees and skilled technical personnel.  Our ability to continue to expand the scope of our services and products depends in part on our ability to increase the size of our skilled labor force.  The loss of the services of one or more of our key employees or the inability to employ or retain skilled technical personnel could adversely affect our operating results.  In the past, the demand for skilled personnel has been high and the supply limited.  We have experienced increases in labor costs in recent years and may continue to do so in the future.

Our international operations and revenue are affected by political, economic and other uncertainties worldwide.

In 2015, we conducted business in more than 70 countries, and we intend to expand our international operations.

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

In addition to these international regulatory risks, our international operations are subject to a number of other risks inherent in any business operating in foreign countries, including, but not limited to, the following:

•	political, social and economic instability;
•	potential expropriation, seizure or nationalization of assets;
•	inflation;
•	deprivation of contract rights;
•	increased operating costs;
•	inability to collect receivables and longer receipt of payment cycles;
•	civil unrest and protests, strikes, acts of terrorism, war or other armed conflict;
•	import-export quotas or restrictions, including tariffs and the risk of fines or penalties assessed for violations;
•	confiscatory taxation or other adverse tax policies;

•	currency exchange controls;
•	currency exchange rate fluctuations, devaluations and conversion restrictions;
•	potential submission of disputes to the jurisdiction of a foreign court or arbitration panel;
•	pandemics or epidemics that disrupt our ability to transport personnel or equipment;
•	embargoes or other restrictive governmental actions that could limit our ability to operate in foreign countries;
•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act (the FCPA) as well as other anti-corruption laws;
•	restrictions on the repatriation of funds;
•	limitations in the availability, amount or terms of insurance coverage;
•

the risk that our international customers may have reduced access to credit because of higher interest rates, reduced bank lending or a deterioration in our customers’ or their lenders’ financial condition;

•	the burden of complying with multiple and potentially conflicting laws and regulations;
•	the imposition of unanticipated or increased environmental and safety regulations or other forms of public or governmental regulation that increase our operating expenses;
•	complications associated with installing, operating and repairing equipment in remote locations;
•	the geographic, time zone, language and cultural differences among personnel in different areas of the world; and
•	challenges in staffing and managing foreign operations.

These and the other risks outlined above could cause us to curtail or terminate operations, result in the loss of personnel or assets, disrupt financial and commercial markets and generate greater political and economic instability in some of the geographic areas in which we operate. International areas where we operate that have significant risk include the Middle East, Angola, Colombia, Indonesia, Nigeria and Azerbaijan.

Laws, regulations or practices in foreign countries could materially restrict our operations or expose us to additional risks.

In many countries around the world where we do business, all or a significant portion of the decision making regarding procuring our services and products is controlled by state-owned oil companies. State-owned oil companies or prevailing laws may (i) require us to meet local content or hiring requirements or other local standards, (ii) restrict with whom we can contract or (iii) otherwise limit the scope of operations that we can legally or practically conduct. Our inability or failure to meet these requirements, standards or restrictions may adversely impact our operations in those countries. In addition, our ability to work with state-owned oil companies is subject to our ability to negotiate and agree upon acceptable contract terms, and to enforce those terms. In addition, many state-owned oil companies may require integrated contracts or turnkey contracts that could require us to provide services outside our core businesses. Providing services on an integrated or turnkey basis generally requires us to assume additional risks.

Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures or strategic alliances with local contractors, partners or agents.  In certain instances, these local contractors, partners or agents may have interests that are not always aligned with ours.  Reliance on local contractors, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products, or being held liable under the FCPA, or other anti-corruption laws for actions taken by our strategic or local contractors, partners or agents even though these contractors, partners or agents may not themselves be subject to the FCPA or other applicable anti-corruption laws.  Any determination that we have violated the FCPA or other anti-corruption laws could have a material adverse effect on our business, results of operations, reputation or prospects.

Changes in tax laws or tax rates, adverse positions taken by taxing authorities and tax audits could impact our operating results.

We are subject to the jurisdiction of a significant number of domestic and foreign taxing authorities. Changes in tax laws or tax rates, the resolution of tax assessments or audits by various tax authorities could impact our operating results. In addition, we may periodically restructure our legal entity organization. If taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective income tax rate could be impacted. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each taxing jurisdiction, as well as the significant use of estimates and assumptions regarding future operations and results and the timing of income and expenses. We may be audited and receive tax assessments from taxing authorities that may result in assessment of additional taxes that are ultimately resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of any tax matter involves uncertainties and there are no assurances that the outcomes will be favorable.

We are subject to environmental, and worker health and safety laws and regulations which could reduce our business opportunities and revenue, and increase our costs and liabilities.

Our business is significantly affected by a wide range of environmental and worker health and safety laws and regulations in the areas in which we operate, including increasingly rigorous environmental laws and regulations governing air emissions, water discharges and waste management.  Generally, these laws and regulations have become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties. The Macondo well explosion in 2010 resulted in additional regulation of our offshore operations, and similar onshore or offshore accidents in the future could result in additional increases in regulation. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance.

Environmental laws and regulations may provide for “strict liability” for remediation costs, damages to natural resources or threats to public health and safety as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties. Strict liability can render a party liable for damages without regard to negligence or fault on the part of the party. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances.  For example, our well service and fluids businesses routinely involve the handling of significant amounts of waste materials, some of which are classified as hazardous substances. We also store, transport and use radioactive and explosive materials in certain of our operations. In addition, many of our current and former facilities are, or have been, used for industrial purposes. Accordingly, we could become subject to material liabilities relating to the containment and disposal of hazardous substances, oilfield waste and other waste materials, the use of radioactive materials, the use of underground injection wells, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter enforcement of existing laws and regulations, new domestic or foreign laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could reduce our earnings and our cash available for operations.

In addition, we and our customers may need to apply for or amend facility permits or licenses from time to time with respect to storm water or wastewater discharges, waste handling, or air emissions relating to manufacturing activities or equipment operations, which subjects us and our customers to new or revised permitting conditions that may be onerous or costly to comply with.

Climate change legislation or regulations restricting emissions of greenhouse gases (GHGs) could result in increased operating costs and reduced demand for the oil and natural gas our customers produce.

In response to findings that greenhouse gas emissions present an endangerment to public health and the environment, the EPA has moved forward with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the Clean Air Act (CAA). EPA rules regulate GHG emissions by, for example, requiring a reduction in emissions from certain large stationary sources, and imposing new and proposed limits on emissions of methane and volatile organic compounds from certain oil and natural gas operations and equipment. The EPA also requires the annual reporting of GHG emissions from certain oil and gas facilities. Congress has considered, and several states have adopted rules that seek to control or reduce emissions of GHGs from a wide range of sources. In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions.

At this stage, we cannot predict the impact of these or other initiatives on our or our customers operations, nor can we predict whether, or which of, other currently pending greenhouse gas emission proposals will be adopted, or what other actions may be taken by domestic, foreign or international regulatory bodies. The potential passage of climate change regulation may curtail production and demand for fossil fuels such as oil and gas in areas of the world where our customers operate and thus adversely affect future demand for our products and services, which may in turn adversely affect future results of operations.

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

Our financial results depend on demand for our services and products in the U.S. and the international markets in which we operate. Declining economic conditions, or negative perceptions about economic conditions, could result in a substantial decrease in demand for our services and products. World political events could also result in further U.S. military actions, terrorist attacks and related unrest.  Military action by the U.S. or other nations could escalate and further acts of terrorism may occur in the U.S. or elsewhere. Such acts of terrorism could lead to, among other things, a loss of our investment in the country, impairment of the safety of our employees, extortion or kidnapping, and impairment of our ability to conduct our operations. Such developments have caused instability in the world’s financial and insurance markets in the past, and many experts believe that a confluence of worldwide factors could result in a prolonged period of economic uncertainty and slow growth in the future.  In addition, any of these developments could lead to increased volatility in prices for  oil and  gas and could affect the markets for our products and services. Insurance premiums could also increase and coverages may be unavailable.

Uncertain economic conditions and instability make it particularly difficult for us to forecast demand trends. The timing and extent of any changes to currently prevailing market conditions is uncertain and may affect demand for many of our services and products. Consequently, we may not be able to accurately predict future economic conditions or the effect of such conditions on demand for our services and products and our results of operations or financial condition.

We may not realize the anticipated benefits of acquisitions or divestitures.

We continually seek opportunities to increase efficiency and value through various transactions, including purchases or sales of assets or businesses.   These transactions are intended to result in the offering of new services or products, the entry into new markets, the generation of income or cash, the creation of efficiencies or the reduction of risk. Whether we realize the anticipated benefits from an acquisition or any other transactions depends, in part, upon our ability to timely and efficiently integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the management team and other personnel of the acquired operations.  Accordingly, our financial results could be adversely affected from unanticipated performance issues, legacy liabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnifications.  In addition, the financing of any future acquisition completed by us could adversely impact our capital structure or increase our leverage.  While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful.  We also may make strategic divestitures from time to time.  These transactions may result in continued financial involvement in the divested businesses, such as guarantees or other financial arrangements, following the transaction.  Nonperformance by those divested businesses could affect our future financial results through additional payment obligations, higher costs or asset write-downs.  Except as required by law or applicable securities exchange listing standards, we do not expect to ask our shareholders to vote on any proposed acquisition or divestiture. Moreover, we generally do not announce our acquisitions or divestitures until we have entered into a preliminary or definitive agreement.

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

We depend on particular suppliers and are vulnerable to product shortages and price increases.

Some of the materials that we use are obtained from a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, inferior quality and a potential inability to obtain an adequate supply in a timely manner. We do not have long-term contracts with most of these sources, and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these materials could have a negative impact on our results of operations.

Estimates of our oil and natural gas reserves and potential liabilities relating to our oil and natural gas properties may be incorrect.

Actual future production, cash flows, development expenditures, operating and abandonment expenses and quantities of recoverable oil and natural gas reserves may vary substantially from those estimated by us and any significant variance in these assumptions could materially affect the estimated quantity and value of our proved reserves. Therefore, the risk exists we may overestimate the value of economically recoverable reserves or underestimate the cost of plugging wells and abandoning production facilities. If costs of abandonment are materially greater or actual reserves are materially lower than our estimates, this could have an adverse effect on our financial condition, results of operations and cash flows.

Business growth could outpace the capabilities of our infrastructure and workforce.

We cannot be certain that our infrastructure and workforce will be adequate to support our operations as we expand in the future.  Future growth also could impose significant additional demands on our resources, resulting in additional responsibilities of our senior management, including the need to recruit and integrate new senior level managers, executives and operating personnel.  We cannot be certain that we will be able to recruit and retain such additional personnel.  Moreover, we may need to expend significant time and money in the future to integrate and unify our systems and infrastructure.  To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified personnel, we may not be able to expand our operations or execute our business plan.

The price of our common stock may be volatile.

Some of the factors that could affect the price of our common stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community about our financial condition or results of operations. General market conditions and U.S. or international economic factors and political events unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends in the price of our common stock to predict the future price of our common stock or our financial results.

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

		Common Stock Prices		Dividends Declared Per Common Share
		High	Low
2014
	First Quarter	$30.94	$22.85	$-
	Second Quarter	36.96	29.62	0.08
	Third Quarter	37.05	32.40	0.08
	Fourth Quarter	33.24	16.70	0.08

2015
	First Quarter	$22.98	$16.89	$0.08
	Second Quarter	26.95	20.31	0.08
	Third Quarter	21.10	12.35	0.08
	Fourth Quarter	17.19	12.35	0.08

As of February 16, 2016, there were  151,397,654 shares of our common stock outstanding, which were held by 133 record holders.

Dividend Information

On January 15, 2016, our board of directors declared a regular quarterly dividend of $0.08 per share, which was paid on February 23, 2016, to our stockholders of record at the close of business on February 1, 2016.  The declaration and payment of any future dividends is at the discretion of our board of directors and will depend on our financial results, cash requirements, compliance with debt covenants and other factors deemed relevant by our board of directors.

Equity Compensation Plan Information

Information required by this item with respect to compensation plans under which our equity securities are authorized for issuance is incorporated by reference from Part III, Item 12 of this Annual Report Form 10-K, which will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table provides information about shares of our common stock repurchased and retired during each month for the three months ended December 31, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
October 1 - 31, 2015	1,608	$15.46	-	$500,000,000
November 1 - 30, 2015	601	$17.89	-	$500,000,000
December 1 - 31, 2015	37,414	$13.53	-	$500,000,000
Total	39,623	$13.67	-	$500,000,000

 (1) Through our stock incentive plans, 39,623 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of long-term incentive awards.

(2)    On December 11, 2014, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our common stock, which will expire on December 31, 2016.  As of December 31, 2015, $500 million remained authorized under the stock repurchase program.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock for five years ended December 31, 2015 with the cumulative total return on the S&P 500 Stock Index and our Self-Determined Peer Group, as described below, for the same period.  The information in the graph is based on the assumption of a $100 investment on January 1, 2011 at closing prices on December 31, 2010.

The comparisons in the graph are required by the SEC and are not intended to be a forecast or indicative of possible future performance of our common stock.

	2011	2012	2013	2014	2015
Superior Energy Services, Inc.	$81	$59	$76	$59	$40
S&P 500 Stock Index	$102	$118	$156	$177	$180
Peer Group	$103	$95	$126	$98	$68

NOTES:

•	The lines represent monthly index levels derived from compounded daily returns that reflect the reinvestment of all dividends.

•	The indexes are reweighted daily, using the market capitalization on the previous trading day.
•	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
•	The index level for all securities was set to $100.00 on December 31, 2010.

Our Self-Determined Peer Group consists of 16 companies whose average stockholder return levels comprise part of the performance criteria established by the Compensation Committee of our Board of Directors under our long-term incentive compensation program:  Baker Hughes Incorporated, Basic Energy Services, Inc., Cameron International Corporation, FMC Technologies, Inc., Halliburton Company, Helix Energy Solutions Group, Inc., Helmerich & Payne Inc., Key Energy Services, Inc., Nabors Industries Ltd., National Oilwell Varco, Inc., Oceaneering International, Inc., Oil States International, Inc., Patterson-UTI Energy Inc., RPC, Inc., Schlumberger N.V. and Weatherford International, Ltd.

Item 6. Selected Financial Data

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, which are in this Annual Report on Form 10-K.

	2015	2014	2013	2012	2011

	(in thousands, except per share data)

Revenues	$2,774,565	$4,556,622	$4,350,057	$4,293,276	$1,766,287
Income (loss) from operations	(1,952,989)	546,604	214,170	710,373	298,809
Net income (loss) from continuing operations	(1,807,763)	280,790	45,485	383,917	159,491
Loss from discontinued operations, net of tax	(46,955)	(22,973)	(156,903)	(17,982)	(16,937)
Net income (loss)	(1,854,718)	257,817	(111,418)	365,935	142,554
Net income (loss) from continuing operations per share:
Basic	(12.02)	1.81	0.29	2.57	2.00
Diluted	(12.02)	1.79	0.28	2.54	1.97
Net loss from discontinued operations per share:
Basic	(0.31)	(0.15)	(0.99)	(0.12)	(0.21)
Diluted	(0.31)	(0.14)	(0.97)	(0.12)	(0.21)
Net income (loss) per share:
Basic	(12.33)	1.66	(0.70)	2.45	1.79
Diluted	(12.33)	1.65	(0.69)	2.42	1.76
Cash dividends declared per share	0.32	0.24	0.08	-	-
Total assets	4,914,244	7,317,782	7,366,943	7,723,885	4,016,735
Long-term debt, net	1,588,263	1,600,373	1,610,956	1,769,619	1,653,677
Decommissioning liabilities, less current portion	98,890	88,000	56,197	93,053	108,220
Stockholders' equity	2,210,812	4,079,738	4,131,444	4,231,079	1,453,599

•	For 2015, net loss from continuing operations includes $1,738.9 million of reduction in value of assets.
•	For 2013, net income from continuing operations includes $300.1 million of reduction in value of assets.
•	For 2012, net income from continuing operations includes operating results from our acquisition of Complete in February 2012.

In 2015, we adopted Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  This guidance requires that debt on the balance sheet be presented net of unamortized debt issuance costs.  This guidance is required to be applied retrospectively to all prior periods.  As a result, as of December 31, 2014, 2013, 2012 and 2011, total assets and long-term debt, net presented in the table above have been adjusted for $27.5 million, $35.6 million, $44.9 million and $31.4 million, respectively, to reflect the reclassification of the debt issuance costs.

•

In addition, in 2015, we adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This guidance requires the classification of all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts.  We adopted this guidance as of December 31, 2015 and applied the change retrospectively to prior periods.  As a result, as of December 31, 2014, 2013 and 2012, total assets presented in the table above have been adjusted for $32.1 million, $8.8 million and $34.1 million, respectively, to reflect the reclassification of the current deferred tax assets to non-current deferred tax liabilities.

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

Executive Summary

We provide a wide variety of services and products to the energy industry related to the exploration, development and production of oil and natural gas.  We serve major, national and independent crude oil and natural gas exploration and production companies throughout the world.  Our operations are managed and organized by business units, which offer products and services within the various phases of a well’s economic life cycle. We report our operating results in four business segments: Drilling Products and Services; Onshore Completion and Workover Services; Production Services; and Technical Solutions.  Given our history of growth and long-term strategy of geographic expansion, we also provide supplemental segment revenue information in three geographic areas:  U.S. land; Gulf of Mexico; and International.

We experienced a decline in revenue and incurred losses from operations during 2015, as compared to 2014, resulting from decreased oil and gas prices and the corresponding negative impact on oil field activity levels and pricing for our products and services.  To a large degree, our business depends upon the spending levels of oil and gas companies for exploration, development and production activities, which are sensitive to changes in crude oil and natural gas prices.  The significant decline in oil and gas prices during 2015 resulted in our customers curtailing their operations, reducing their capital expenditures, requesting pricing concessions and /or other arrangements designed to reduce their drilling, completion and operating costs.

We generated $2,774.6 million of revenue during 2015, a 39% decrease from $4,556.6 million of revenue generated in 2014.  We reported a loss from operations of $1,953.0 million in 2015, compared to operating income of $546.6 million in 2014.  This decrease was due to a decline in activity and pricing in most of our product and service lines.  We also implemented several company-wide cost reduction initiatives.  As a result, we recorded $1,785.7 million in reduction in value of assets and other charges during 2015.  These charges were recorded primarily as a result of the downturn in the energy market and consisted of $1,326.7 million of goodwill impairment, $412.2 million impairment of long-lived assets and $46.8 million of expenses for severance costs and facility closures.

Deteriorating oil and natural gas prices made 2015 an extremely demanding year due to reductions in activity and significant pricing pressure.  As a result, we took steps to reduce our cost structure, consolidate product service lines and reorganize businesses.  Since the end of 2014, we reduced our workforce by over 40% to help mitigate the current market conditions.  During 2015, we also reduced our general and administrative expenses by 18% as compared to 2014 levels.

The ultimate impact on us of the current industry downturn will depend upon its length and several other factors, many of which remain beyond our control.  We will continue refining our business and adjusting our cost structure to respond to market conditions.  Additionally, we believe we have positioned businesses with competitive advantages to respond quickly when the market ultimately recovers.  We have made a concerted effort to preserve cash and generate positive free cash flows by reducing capital expenditures and operating costs, which we will continue to do throughout 2016.  In February 2016, we also extended the term of our credit facility for an additional two years so we have no current debt maturities until 2019 as part of our objective to continue to manage our balance sheet and provide liquidity in the current tough industry environment.

Overview of our business segments

The Drilling Products and Services segment is capital intensive with higher operating margins relative to our other segments as a result of relatively low operating expenses.  The largest fixed cost is depreciation as there is little labor associated with our drilling products and services businesses.  In 2015,  28% of segment revenue was derived from U.S. land market areas (down from 35% in 2014),  while 43% of segment revenue was from the Gulf of Mexico market area (up from 40% in 2014) and 29% of segment revenue was from international market areas (up from 25% in 2014). Premium drill pipe accounted for more than 60% of this segment’s revenue in 2015, while bottom hole assemblies and accommodations each accounted for approximately 20% of this segment’s revenue in 2015.

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

Pressure pumping is the largest service offering in this segment, representing more than 40% of this segment’s revenue in 2015.  Fluid management represented more than 30% of this segment’s revenue in 2015, while well service rigs accounted for more than 15% of this segment’s revenue in 2015.

The Production Services segment consists of intervention services primarily used to maintain and extend oil and gas production during the life of a producing well.  These services are labor intensive and margins fluctuate based on how much capital our customers allocate towards enhancing existing oil and gas production from mature wells.

In 2015, 50% of segment revenue was derived from the U.S. land market area (down from 64% in 2014), while 10% of segment revenue was from the Gulf of Mexico market area (unchanged from 2014) and 40% of this segment’s revenue was from international market areas (up from 26% in 2014). Hydraulic workover and snubbing is the largest service offering in this segment, accounting for more than 25% of this segment’s revenue in 2015. Coiled tubing represented more than 20% of this segment’s revenue in 2015, while electric line accounted for more than 15% of this segment’s revenue in 2015.

The Technical Solutions segment consists of products and services that address customer-specific needs and include offerings such as pressure control services, completion tools and services, end-of-life services, production handling arrangements, and the production and sale of oil and gas. Given the project-specific nature associated with several of the service offerings in this segment and the seasonality associated with shallow water Gulf of Mexico activity, revenue and operating margins in this segment can have significant variations from quarter to quarter.

In 2015, revenue derived from the U.S. land market area was 12% of segment revenue (down from 20% in 2014), while 65% of segment revenue was from the Gulf of Mexico market area (up from 57% in 2014) and 23% of segment revenue was from international market areas (unchanged from 2014). Completion tools and products represent the largest service offering in this segment, accounting for more than 35% of this segment’s revenue in 2015.

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

Historical market indicators are listed below:

	2015	% Change	2014	% Change	2013
Worldwide Rig Count (1)
U.S. (land and offshore)	977	-48%	1,862	6%	1,761
International (2)	1,167	-13%	1,337	3%	1,296
Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$48.66	-48%	$93.17	-5%	$97.98
Natural Gas (Henry Hub)	$2.62	-40%	$4.37	17%	$3.73

(1) Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Incorporated rig count information.

(2) Excludes Canadian Rig Count.

We attribute revenue to countries based on the location where services are performed or the destination of the rental or sale of products.  The following table compares our revenues generated from major geographic regions (in thousands).

	Revenue
	2015	%	2014	%	Change
U.S. Land	$1,536,893	55%	$3,021,830	66%	$(1,484,937)
Gulf of Mexico	648,178	23%	827,099	18%	(178,921)
International	589,494	21%	707,693	16%	(118,199)
Total	$2,774,565	100%	$4,556,622	100%	$(1,782,057)

In 2015, our U.S. land, Gulf of Mexico and international revenues decreased 49%, 22% and 17%, respectively.  Revenue for all major product and service lines across all of our segments in these geographical locations were negatively impacted by the continued decline in oil and gas prices, which led to lower levels of activity and pricing pressure for our services.

Comparison of the Results of Operations for the Years Ended December 31, 2015 and 2014

For 2015, our revenue was $2,774.6 million, resulting in a loss from continuing operations of $1,807.8 million, or $12.02 loss per share.  Net loss was $1,854.7 million, or $12.33 loss per share. Included in the results for 2015 were pre-tax charges of $1,738.9 million related to the reduction in value of assets and $46.8 million expense for severance and facility closures. For December 2014, our revenue was $4,556.6 million, resulting in income from continuing operations of $280.8 million, or $1.79 per diluted share.  Net income was $257.8 million, or $1.65 per diluted share.

The following table compares our operating results for 2015 and 2014 (in thousands).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue			Cost of Services and Rentals
	2015	2014	Change	2015	%	2014	%	Change
Drilling Products and Services	$583,139	$904,358	$(321,219)	$196,921	34%	$282,023	31%	$(85,102)
Onshore Completion and
Workover Services	934,274	1,732,833	(798,559)	773,119	83%	1,205,443	70%	(432,324)
Production Services	759,606	1,350,956	(591,350)	594,286	78%	941,030	70%	(346,744)
Technical Solutions	497,546	568,475	(70,929)	301,486	61%	306,337	54%	(4,851)
Total	$2,774,565	$4,556,622	$(1,782,057)	$1,865,812	67%	$2,734,833	60%	$(869,021)

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue for our Drilling Products and Services segment was $583.1 million for 2015, a 36% decrease from 2014.  Cost of services and rentals as a percentage of revenue increased to 34% of segment revenue in 2015, as compared to 31% in 2014.  Revenue from our Gulf of Mexico market area decreased 30%, revenue generated in our U.S. land market area decreased 49% and revenue from our international market areas decreased 24%.   Revenues for all major product and service lines of the segment were impacted by the decline in oil and gas prices which led to lower levels of activity in the oil and gas industry and pricing pressure for our services.  In addition, the decrease in income from operations for this segment was impacted by a $40.2 million reduction in value of assets and a $1.1 million expense for severance.

Onshore Completion and Workover Services Segment

Revenue for our Onshore Completion and Workover Services segment was $934.3 million for 2015, a 46% decrease from 2014. Cost of services and rentals as a percentage of revenue increased to 83% of segment revenue in 2015, as compared to 70% in 2014.  All product and service lines in this segment were impacted negatively by reduced customer spending and activity as well as pricing pressure in North America during 2015.  In addition, the loss from operations for 2015 was impacted by a $740.0 million reduction in value of goodwill, a $43.3 million reduction in value of long-lived assets and a $22.5 million expense for severance and facility closures.

Production Services Segment

Revenue for our Production Services segment was $759.6 million for 2015, a 44% decline from 2014.  Cost of services and rentals as a percentage of revenue increased to 78% of segment revenue in 2015, as compared to 70%  in 2014.  Revenue derived from the Gulf of Mexico market area decreased 46%, revenue from the U.S. land market area decreased 56% and revenue from international market areas decreased 13%.  The Production Services segment’s revenue was lower in all product and service lines primarily due to lower levels of activity and pricing pressure for our services.  In addition, the loss from operations for 2015 for this segment was impacted by a $586.7 million reduction in value of goodwill, a $149.2 million reduction in value of long-lived assets, a $15.2 million expense relating to the retirements of long-lived assets, a $39.4 million loss on sale of a business and a $16.3 million expense for severance and facility closures.

Technical Solutions Segment

Revenue for our Technical Solutions segment was $497.6 million for 2015, a  12% decrease from 2014.  Cost of services and rentals as percentage of revenue increased to 61% of segment revenue in 2015, as compared to 54% in 2014.  Revenue derived from the Gulf of Mexico market area decreased 1%, revenue from the U.S. land market area decreased 45% and revenue from international market areas decreased 13%. The Technical Solutions segment’s revenue was lower in all product and service lines primarily due to lower levels of activity and pricing pressure for our services. In addition, the loss from operations for 2015 for this segment was impacted by a $124.9 million reduction in value of long-lived assets and a $6.9 million expense for severance and facility closures.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $612.1 million during 2015 from $650.8  million in 2014.  Depreciation and amortization expense decreased for our Production Services segment by $34.4 million, or 21%; for our Onshore Completion and Workover Services segment by $7.8 million, or 3%, and for our Technical Solutions segment by $3.9 million, or 6%, as a result of certain assets being fully depreciated and reductions in value of long-lived assets recorded during 2015.  Depreciation and amortization expense for our Drilling Products and Services segment increased by $7.4 million, or 4%, primarily due to capital expenditures.

General and Administrative Expenses

General and administrative expenses decreased to $510.7 million during 2015 from $624.4 million in 2014. The decrease is primarily attributable to lower levels of employee and infrastructure-related expenses as a result of our cost reduction programs.

Reduction in Value of Assets

During 2015, we recorded $1,738.9 million reduction in value of assets.  The reduction in value of assets included $740.0 and $586.7 million related to the Onshore Completion and Workover Services and the Production Services segments’ goodwill impairment, respectively. In addition, the reduction in value of assets included $412.2 million related to the reduction in long-lived assets across all of our operating segments.  See note 3 to our consolidated financial statements for further discussion of the reduction in value of assets.

Income Taxes

Our effective income tax rate for 2015 was a 12.2% tax benefit compared to a 36.5% tax expense for 2014.  The decrease in the effective income tax rate was primarily due to the reduction in value of goodwill which is non-deductible for income tax purposes.  See note 8 to our consolidated financial statements.

Discontinued Operations

Discontinued operations include operating results for both our subsea construction business and our conventional decommissioning business.  Losses from discontinued operations, net of tax, were $47.0 million during 2015, as compared to $23.0 million during 2014. The increase in the loss from discontinued operations is primarily due to the $34.6 million reduction in value of the marine vessels and equipment recorded during 2015.

Comparison of the Results of Operations for the Years Ended December 31, 2014 and 2013

For 2014, our revenue was $4,556.6 million, resulting in income from continuing operations of $280.8 million, or $1.79 per diluted share. Net income was $257.8 million, or $1.65 per diluted share.  For 2013, our revenue was $4,350.1 million, resulting in income from continuing operations of $45.5 million, or $0.28 per diluted share. Included in the results for 2013 were pre-tax charges of $300.1 million related to the reduction in value of assets and $5.6 million primarily related to cost savings initiatives in certain of our U.S. land market areas.  Net loss was $111.4 million, or $0.69 loss per share.

The following table compares our operating results for 2014 and 2013 (in thousands).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue			Cost of Services and Rentals
	2014	2013	Change	2014	%	2013	%	Change
Drilling Products and Services	$904,358	$820,538	$83,820	$282,023	31%	$268,127	33%	$13,896
Onshore Completion and
Workover Services	1,732,833	1,607,268	125,565	1,205,443	70%	1,091,956	68%	113,487
Production Services	1,350,956	1,434,990	(84,034)	941,030	70%	1,002,628	70%	(61,598)
Technical Solutions	568,475	487,261	81,214	306,337	54%	270,879	56%	35,458
Total	$4,556,622	$4,350,057	$206,565	$2,734,833	60%	$2,633,590	61%	$101,243

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue for our Drilling Products and Services segment was $904.3 million for 2014, a 10% increase from 2013.  Cost of services and rentals as a percentage of revenue decreased to 31% of segment revenue in 2014, as compared to 33% in 2013, primarily due to an increase in revenues with a more favorable product mix.  Revenue from our Gulf of Mexico market area increased 20% due to increases in rentals of premium drill pipe and accommodations.  Revenue generated from our U.S. land market area increased 12%, primarily due to increases in revenue from rentals of accommodations and bottom hole assemblies. These increases were partially offset by a 5% decrease in revenue generated from our international market areas, which was due to a decrease in rentals of accommodations and bottom hole assemblies.

Onshore Completion and Workover Services Segment

Revenue for our Onshore Completion and Workover Services segment was $1,732.8 million for 2014, an 8% increase from 2013. Cost of services and rentals as a percentage of revenue increased to 70% of segment revenue in 2014, as compared to 68% in 2013.  The increase is primarily due to higher levels of repair and maintenance expense for pressure pumping services.  The increase in revenue was driven by higher demand for pressure pumping services and fluid management.

Production Services Segment

Revenue for our Production Services segment was $1,351.0 million for 2014, a 6% decline from 2013.  Cost of services and rentals as a percentage of revenue remained at 70% of segment revenue.  Revenue derived from the Gulf of Mexico market area decreased 33% due to decreased activity for pressure control, hydraulic workover and snubbing and wireline services. Revenue from the U.S. land market area decreased 2% as we experienced declines in coiled tubing, remedial pumping, and hydraulic workover and snubbing activity.  Revenue from international market areas remained flat for 2014 as compared to 2013.

Technical Solutions Segment

Revenue for our Technical Solutions segment was $568.5 million for 2014, a 17% increase from 2013.  Cost of services and rentals as a percentage of revenue decreased to 54% of segment revenue in 2014, as compared to 56% in 2013, primarily due to a more favorable product mix.  Revenue in our international market areas increased 48% primarily as a result of an increase in demand for well control work and completion tools and products. Revenue in our Gulf of Mexico market area increased 2%, primarily due to increases in our oil and gas activities. Revenue in our U.S. land market area increased 39% primarily due to an increase in demand for completion tools and products and well control work.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion increased to $650.8 million during 2014 from $604.4 million in 2013.  Depreciation and amortization expense increased for our Drilling Products and Services segment by $18.3 million, or 11%; for our Onshore Completion and Workover Services segment by $17.3 million, or 8%, and for our Technical Solutions segment by $23.7 million, or 56%, primarily due to capital expenditures.  Depreciation and amortization expense for our Production Services segment decreased by $12.9 million, or 7%, as a result of certain assets being fully depreciated.

General and Administrative Expenses

General and administrative expenses increased to $624.4 million during 2014 from $597.8 million in 2013.    General and administrative expenses increased year over year primarily due to an increase in employee-related expenses and expanding infrastructure to support growth in both U.S. and international markets.

Reduction in Value of Assets

During 2013, we recorded $300.1 million of reduction in value of assets.  The reduction in value of assets included $180.3 million related to long-lived assets and certain other assets in our Technical Solutions, Onshore Completion and Workover Services and Production Services segments, $91.0 million related to the write-off of the goodwill balance for our Technical Solutions segment, $14.5 million related to retirement and abandonment of long-lived assets in multiple operating segments and $14.3 million related to reduction in the value of assets related to Venezuela exit activities.  See note 3 to our consolidated financial statements for further discussion of the reduction in value of assets.

Income Taxes

The decrease in the effective tax rate during 2014 relative to 2013 was primarily due to an increase in operating income from continuing operations in jurisdictions with tax rates lower than the United States.  The 2013 rate was above normal due to the asset value reductions recorded during the fourth quarter of 2013, which were attributable to foreign jurisdictions with low or zero statutory income tax rates.  The absence of asset value reductions in 2014 caused the effective tax rate to normalize during the year. See note 8 to our consolidated financial statements.

Discontinued Operations

Discontinued operations include operating results for both our subsea construction business and our conventional decommissioning business.  Losses from discontinued operations, net of tax, were $23.0 million for 2014, as compared to $156.9 million in 2013.

Liquidity and Capital Resources

During 2015, we generated net cash from operating activities of $632.6 million as compared to $1,033.0 million in 2014.  Our primary liquidity needs are for working capital and to fund debt service, dividend payments and capital expenditures.  Our primary sources of liquidity are cash flows from operations and available borrowings under the revolving portion of our credit facility.  We had cash and cash equivalents of $564.0 million as of December 31, 2015 as compared to $393.0 million as of December 31, 2014.   As of December 31, 2015,  $140.1 million of our cash balance was held outside the United States.  Cash balances held in foreign jurisdictions could be repatriated to the United States; however, they would be subject to federal income taxes, less applicable foreign tax credits.  We have not provided U.S. income tax expense on earnings of our foreign subsidiaries because we expect to reinvest the undistributed earnings indefinitely.

We spent $358.2 million of cash on capital expenditures during 2015.  Approximately $129.5 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory, and approximately $103.0 million, $72.0 million and $53.7 million was spent to expand and maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Technical Solutions segments, respectively.    In addition to normal course of business capital expenditures, during 2015, we spent $46.4 million to purchase two leased vessels.  In addition, the purchase price for one of the vessels included the extinguishment of the related capital lease obligation of $20.9 million.

During 2015, we generated $274.4 million of free cash flow.  During 2016, we intend to significantly reduce our capital expenditures with the objective to at least break even on a free cash flow basis.  We define free cash flow as operating cash flows less capital expenditures.

At December 31, 2015, we had a credit facility that was comprised of a $600.0 million revolving line of credit and a $325.0 million term loan.  In February 2016, we amended and extended our credit facility.  The amended agreement results in a $470.3 million revolving credit facility which matures in 2019 and no longer has a term loan component.  As of February 22, 2016, we had $325.0 million of borrowings and $42.2 million of letters of credit outstanding under the amended credit facility.    Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our credit rating.   Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries.  The credit facility contains customary events of default and requires that we satisfy various financial covenants.  It also limits our ability to pay dividends or make other distributions, make acquisitions, create liens or incur additional indebtedness.  At December 31, 2015, we were in compliance with all such covenants.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1st and November 1st of each year through the maturity date of May 1, 2019.  The indenture contains customary events of default and requires that we satisfy various covenants.  As of December 31, 2015, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021.  The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants.  As of December 31, 2015, we were in compliance with all such covenants.

The following table summarizes our contractual cash obligations and commercial commitments as of December 31, 2015 (in thousands):

Contractual Obligations	Total	< 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt, including estimated interest payments	$2,116,004	$99,898	$202,220	$956,886	$857,000
Decommissioning liabilities, undiscounted	200,712	20,270	18,694	2,427	159,321
Operating leases	152,711	45,694	55,666	26,177	25,174
Other long-term liabilities	184,634	-	92,964	24,938	66,732
Total	$2,654,061	$165,862	$369,544	$1,010,428	$1,108,227

The table above reflects only contractual obligations as of December 31, 2015 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make and (v) open purchase orders. The table reflects changes in the timing of debt and estimated interest payments pursuant to the amended credit facility dated February 22, 2016.

Critical Accounting Policies and Estimates

The accounting policies described below are considered critical in obtaining an understanding of our consolidated financial statements because their application requires significant estimates and judgments by management in preparing our consolidated financial statements.  Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved.  Management considers an accounting estimate to be critical if the following conditions apply:

•	the estimate requires significant assumptions; and
•	changes in estimate could have a material effect on our consolidated results of operations or financial condition; or
•	if different estimates that could have been selected had been used, there could be a material effect on our consolidated results of operations or financial condition.

It is management’s view that the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate.  However, actual results can differ significantly from those estimates under different assumptions and conditions.  The sections below contain information about our most critical accounting estimates.

Long-Lived Assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable.  We record impairment losses on long-lived assets used in operations when the fair value of those assets is less than their respective carrying amount.  Fair value is measured, in part, by the estimated cash flows to be generated by those assets.   Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization levels and operating performance.  Our estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance.  Assets are generally grouped by subsidiary or division for the impairment testing, which represent the lowest level of identifiable cash flows.  Impairment testing for these long-lived assets is based on the consolidated entity.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.  Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability.  The oil and gas industry is cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.    During 2015, we recorded $412.2 million in expense in connection with the reduction in value of our long-lived assets across all of our operating segments.  See note 3 to our consolidated financial statements for further information about these impairments.

Goodwill.  In assessing the recoverability of goodwill, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  We test goodwill for impairment in accordance with authoritative guidance related to goodwill and other intangibles, which requires that goodwill, as well as other intangible assets with indefinite lives, not be amortized but instead be tested annually for impairment or when changes in circumstances indicate that the carrying value may not be recoverable.  Our annual testing of goodwill is based on carrying value and our estimate of fair value as of October 1.  We estimate the fair value of each of our reporting units (which are consistent with our business segments) using various cash flow and earnings projections discounted at a rate estimated to approximate the reporting units’ weighted average cost of capital.  We then compare these fair value estimates to the carrying value of our reporting units.  If the fair value of the reporting unit exceeds the carrying amount, no impairment loss is recognized.  If the estimated fair value of the reporting unit is below the carrying value, then a second step must be performed to determine the goodwill impairment, if any.  In this second step, the estimated fair value is used as the purchase price in a hypothetical acquisition of the reporting unit.  The hypothetical purchase price is allocated to the reporting unit’s assets and liabilities, with the residual amount representing an implied fair value of the goodwill.  The carrying amount of the goodwill is then compared to the implied fair value of the goodwill for each reporting unit and is written down to the implied fair value amount, if lower.  We use all available information to estimate fair values of the reporting units, including discounted cash flows.  We engage third-party appraisal firms to assist in fair value determination of property, plant and equipment, intangible assets and any other significant assets or liabilities when appropriate.  Our estimates of the fair value of these reporting units represent our best estimates based on industry trends and reference to market transactions.  A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events.  During 2015, we recorded a reduction in value of goodwill of $1,326.7 million, of which $740.0 million related to impairment of the goodwill in our Onshore Completion and Workover Services segment and $586.7 million related to the impairment of goodwill in our Production Services segment.  See note 3 to our consolidated financial statements for further information about these impairments.

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

Revenue Recognition.  Our products and services are generally sold based upon purchase orders or contracts with customers that include fixed or determinable prices.  We recognize revenue when services or equipment are provided and collectability is reasonably assured.  We contract for a majority of our services on a day rate basis.  We rent products on a day rate basis, and revenue from the sale of equipment is recognized when the title to the equipment has transferred to the customer.

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

Oil and Gas Properties. Our subsidiary, Wild Well Control Inc. (Wild Well) has an oil and gas property as well as the related well abandonment and decommissioning liability.  Wild Well follows the successful efforts method of accounting for its investment in the oil and gas property.  Under the successful efforts method, the costs of successful exploratory wells and leases containing productive reserves are capitalized.  Costs incurred to drill and equip developmental wells, including unsuccessful developmental wells, are capitalized.  Other costs such as geological and geophysical costs and the drilling costs of unsuccessful exploratory wells are expensed.  All capitalized costs are accumulated and recorded separately and allocated to leasehold costs and well costs.  Leasehold and well costs are depleted on a units-of-production basis based on the estimated remaining equivalent oil and gas reserves of the property.

Our oil and gas property is assessed for impairment in value whenever indicators become evident.  We use our current estimate of future revenues and operating expenses to test the capitalized costs for impairment.  In the event net undiscounted cash flows are less than the carrying value, an impairment loss is recorded based on the present value of expected future net cash flows over the economic lives of the reserves.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements.

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

Recently Adopted and Issued Accounting Guidance

See Part II, Item 8, “Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies – Recently Adopted and Issued Accounting Guidance.”

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations.  We do not enter into forward foreign exchange contracts for trading purposes.  As of December 31, 2015, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

As of December 31, 2015, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Term loan due 2017	$-	$325,000
6 3/8 % Senior Notes due 2019	500,000	-
7 1/8% Senior Notes due 2021	500,000	300,000
Other	13,046	-
Total Debt	$1,013,046	$625,000

Variable debt of $300 million represents the portion of the $800 million aggregate principal amount of our 7 1/8% senior notes subject to the fixed-to-variable interest rate swap agreements.   Based on the amount of this debt outstanding as of December 31, 2015, a 10% increase in the variable interest rate would increase our interest expense for the year ended December 31, 2015 by $2.3 million, while a 10% decrease would decrease our interest expense by $2.3 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Superior Energy Services, Inc.:

We have audited the accompanying consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II, Valuation and Qualifying Accounts.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Energy Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Superior Energy Services, Inc. has changed its method of accounting for debt issuance costs and method of accounting for deferred income taxes as of December 31, 2015.  Additionally, as discussed in Note 1 to the consolidated financial statements, Superior Energy Services, Inc. has changed its method for accounting for discontinued operations as of January 1, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Superior Energy Services, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Houston, Texas

February 25, 2016

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2015 and 2014
(in thousands, except share data)
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$564,017	$393,046
Accounts receivable, net of allowance for doubtful accounts of $28,242 and
$22,076 as of December 31, 2015 and December 31, 2014, respectively	428,514	926,768
Prepaid expenses	42,298	74,750
Inventory and other current assets	165,062	185,429
Assets held for sale	95,234	116,680
Total current assets	1,295,125	1,696,673
Property, plant and equipment, net of accumulated depreciation and depletion	2,123,291	2,733,839
Goodwill	1,140,101	2,468,409
Notes receivable	52,382	25,970
Intangible and other long-term assets, net of accumulated amortization	303,345	392,891
Total assets	$4,914,244	$7,317,782
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,475	$225,306
Accrued expenses	271,246	363,747
Income taxes payable	9,185	40,213
Current maturities of long-term debt	29,957	20,941
Current portion of decommissioning liabilities	19,052	-
Liabilities held for sale	4,661	61,840
Total current liabilities	448,576	712,047
Deferred income taxes	383,069	670,858
Decommissioning liabilities	98,890	88,000
Long-term debt, net	1,588,263	1,600,373
Other long-term liabilities	184,634	166,766
Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized-250,000,000, Issued and Outstanding-150,861,500 as of December 31, 2015 Authorized-250,000,000, Issued-149,648,826, Outstanding-149,708,825 as of December 31, 2014	151	150
Additional paid in capital	2,664,517	2,620,328
Accumulated other comprehensive loss, net	(45,694)	(36,280)
Retained earnings (deficit)	(408,162)	1,495,540
Total stockholders’ equity	2,210,812	4,079,738
Total liabilities and stockholders’ equity	$4,914,244	$7,317,782

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2015, 2014, and 2013
(in thousands, except per share data)

	2015	2014	2013
Revenues:
Services	$2,104,942	$3,466,279	$3,371,847
Rentals	669,623	1,090,343	978,210
Total revenues	2,774,565	4,556,622	4,350,057
Costs and expenses:
Cost of services (exclusive of items shown separately below)	1,575,653	2,308,270	2,244,881
Cost of rentals (exclusive of items shown separately below)	290,159	426,563	388,709
Depreciation, depletion, amortization and accretion	612,147	650,814	604,441
General and administrative expenses	510,708	624,371	597,778
Reduction in value of assets	1,738,887	-	300,078
Income (loss) from operations	(1,952,989)	546,604	214,170
Other expense:
Interest expense, net	(97,318)	(96,734)	(107,902)
Other expense	(9,476)	(7,681)	(5,511)
Income (loss) from continuing operations before income taxes	(2,059,783)	442,189	100,757
Income taxes	(252,020)	161,399	55,272
Net income (loss) from continuing operations	(1,807,763)	280,790	45,485
Loss from discontinued operations, net of income tax	(46,955)	(22,973)	(156,903)
Net income (loss)	$(1,854,718)	$257,817	$(111,418)
Earnings (loss) per share information:
Basic:
Continuing operations	$(12.02)	$1.81	$0.29
Discontinued operations	(0.31)	(0.15)	(0.99)
Basic earnings (loss) per share	$(12.33)	$1.66	$(0.70)
Diluted:
Continuing operations	$(12.02)	$1.79	$0.28
Discontinued operations	(0.31)	(0.14)	(0.97)
Diluted earnings (loss) per share	$(12.33)	$1.65	$(0.69)
Cash dividends declared per share	$0.32	$0.24	$0.08
Weighted average common shares used in computing
earnings (loss) per share:
Basic	150,461	155,154	159,206
Incremental common shares from stock based compensation	-	1,572	1,574
Diluted	150,461	156,726	160,780

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2015, 2014, and 2013
(in thousands)

	2015	2014	2013
Net income (loss)	$(1,854,718)	$257,817	$(111,418)
Unrealized net gain on available-for-sale securities, net of tax	-	-	(256)
Reclassification adjustment of unrealized net loss on available-for-sale securities, net of tax	-	1,153	-
Change in cumulative translation adjustment, net of tax	(9,414)	(19,933)	2,073
Comprehensive income (loss)	$(1,864,132)	$239,037	$(109,601)

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2015, 2014, and 2013
(in thousands, except share data)

				Accumulated
			Additional	other
	Common	Common	paid-in	comprehensive	Retained
	stock shares	stock	capital	loss, net	earnings	Total
Balances, December 31, 2012	157,501,635	$158	$2,850,855	$(19,317)	$1,399,383	$4,231,079
Net loss	-	-	-	-	(111,418)	(111,418)
Foreign currency translation adjustment	-	-	-	2,073	-	2,073
Unrealized net loss on available-for-sale securities	-	-	-	(256)	-	(256)
Cash dividends declared ($0.08 per share)	-	-	-	-	(12,759)	(12,759)
Stock-based compensation expense, net of forfeitures	1,154,032	1	26,071	-	-	26,072
Exercise of stock options	470,712	-	6,263	-	-	6,263
Shares withheld and retired	(119,070)	-	(2,811)	-	-	(2,811)
Tax benefit from stock-based compensation	-	-	(1,185)	-	-	(1,185)
Shares issued under Employee Stock Purchase Plan	185,407	-	5,013	-	-	5,013
Vesting of restricted stock assumed with acquisition of Complete	210,951	-	-	-	-	-
Shares repurchased and retired	(426,883)	-	(10,627)	-	-	(10,627)
Balances, December 31, 2013	158,976,784	$159	$2,873,579	$(17,500)	$1,275,206	$4,131,444
Net income	-	-	-	-	257,817	257,817
Foreign currency translation adjustment	-	-	-	(19,933)	-	(19,933)
Reclassification adjustment of unrealized net loss on available-for-sale securities, net of tax	-	-	-	1,153	-	1,153
Cash dividends declared ($0.24 per share)	-	-	-	-	(37,483)	(37,483)
Stock-based compensation expense, net of forfeitures	(152,447)	-	30,982	-	-	30,982
Exercise of stock options	880,687	1	10,560	-	-	10,561
Restricted stock units vested	95,914	-	-	-	-	-
Shares withheld and retired	(267,340)	-	(7,315)	-	-	(7,315)
Tax benefit from stock-based compensation	-	-	6,160	-	-	6,160
Shares issued under Employee Stock Purchase Plan	246,480	-	6,096	-	-	6,096
Vesting of restricted stock assumed with acquisition of Complete	114,839	-	-	-	-	-
Shares repurchased and retired	(10,246,091)	(10)	(299,734)	-	-	(299,744)
Balances, December 31, 2014	149,648,826	$150	$2,620,328	$(36,280)	$1,495,540	$4,079,738

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (continued)
Years Ended December 31, 2015, 2014, and 2013
(in thousands, except share data)

				Accumulated
	Common		Additional	other
	stock	Common	paid-in	comprehensive	Retained
	shares	stock	capital	loss, net	earnings	Total
Balances, December 31, 2014	149,648,826	$150	$2,620,328	$(36,280)	$1,495,540	$ 4,079,738
Net loss	-	-	-	-	(1,854,718)	(1,854,718)
Foreign currency translation adjustment	-	-	-	(9,414)	-	(9,414)
Cash dividends declared ($0.32 per share)	-	-	-	-	(48,984)	(48,984)
Stock-based compensation expense, net of forfeitures	-	-	32,661	-	-	32,661
Restricted stock forfeited	(48,374)	-	-	-	-	-
Exercise of stock options	506,029	1	8,819	-	-	8,820
Restricted stock units vested	460,400	-	-	-	-	-
Shares withheld and retired	(323,537)	-	(5,696)	-	-	(5,696)
Tax benefit from stock-based compensation	-	-	(2,174)	-	-	(2,174)
Shares issued under Employee Stock Purchase Plan	332,534	-	5,568	-	-	5,568
Shares issued to pay performance share units	224,303	-	5,011	-	-	5,011
Vesting of restricted stock assumed with acquisition of Complete	61,319	-	-	-	-	-
Balances, December 31, 2015	150,861,500	$151	$2,664,517	$(45,694)	$(408,162)	$2,210,812

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014, and 2013
(in thousands)
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,854,718)	$257,817	$(111,418)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	612,147	652,143	625,928
Deferred income taxes	(288,671)	(49,567)	14,435
Reduction in value of assets	1,738,887	-	419,380
Stock based compensation expense	46,485	42,748	35,832
Amortization of debt issuance costs	7,643	8,110	8,919
Gains on sales of assets and businesses	(14,803)	(12,777)	(657)
Other reconciling items, net	49,042	(6,803)	(899)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	501,269	(9,487)	85,423
Inventory and other current assets	33,282	53,594	(70,995)
Accounts payable	(105,801)	36,450	(32,304)
Accrued expenses	(116,573)	16,411	25,154
Income taxes	(30,891)	46,134	(162,148)
Other, net	55,314	(1,762)	56,158
Net cash provided by operating activities	632,612	1,033,011	892,808
Cash flows from investing activities:
Payments for capital expenditures	(358,226)	(616,102)	(608,960)
Purchase of leased vessels	(46,442)	-	-
Cash proceeds from sales of assets and businesses	14,110	147,305	6,292
Sale of available-for-sale securities	-	10,622	-
Acquisitions of businesses, net of cash acquired	-	(24,327)	(23,797)
Cash proceeds from insurance settlement	-	-	22,650
Other	2,290	7,767	(1,753)
Net cash used in investing activities	(388,268)	(474,735)	(605,568)
Cash flows from financing activities:
Proceeds from revolving line of credit	7,475	14,736	581,771
Payments on revolving line of credit	(7,475)	(14,736)	(581,771)
Payment to extinguish capital lease obligation	(20,933)	-	-
Proceeds from issuance of long-term debt	14,733	2,602	-
Principal payments on long-term debt	(21,038)	(21,564)	(170,000)
Share repurchases	-	(299,734)	(10,627)
Cash dividends	(48,139)	(49,756)	-
Proceeds from exercise of stock options	8,820	10,560	6,264
Other	(2,302)	724	(6,840)
Net cash used in financing activities	(68,859)	(357,168)	(181,203)
Effect of exchange rate changes on cash	(4,514)	(4,109)	(1,189)
Net increase in cash and cash equivalents	170,971	196,999	104,848
Cash and cash equivalents at beginning of period	393,046	196,047	91,199
Cash and cash equivalents at end of period	$564,017	$393,046	$196,047

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2015,  2014 and 2013

 (1) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Superior Energy Services, Inc. and subsidiaries (the Company).  All significant intercompany accounts and transactions are eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform to the 2015 presentation.

Business

The Company provides a wide variety of services and products to the energy industry related to the exploration, development and production of oil and natural gas.  The Company serves major, national and independent oil and natural gas companies throughout the world.  The Company’s operations are managed and organized by business units, which offer products and services within the various phases of a well’s economic life cycle. The Company reports its operating results in four business segments: Drilling Products and Services; Onshore Completion and Workover Services; Production Services; and Technical Solutions.  Given the Company’s history of growth and long-term strategy of expanding geographically, the Company also provides supplemental segment revenue information in three geographic areas:  U.S. land; Gulf of Mexico; and International.

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

The Company derives a large amount of revenue from a small number of major and independent oil and gas companies.  There were no customers that exceeded 10% of total revenue in 2015 and 2014. In 2013 EOG Resources, Inc. accounted for 10% of total revenue, primarily within the Onshore Completion and Workover Services segment.

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

Inventory

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process.  Supplies and consumables consist principally of products used in the Company’s services provided to its customers. The components of inventory balances are as follows (in thousands):

	December 31,
	2015	2014
Finished goods	$71,951	$72,788
Raw materials	23,418	29,718
Work-in-process	18,203	20,317
Supplies and consumables	35,189	42,739
Total	$148,761	$165,562

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

Reduction in Value of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to their fair value calculated, in part, by the estimated undiscounted future cash flows expected to be generated by the assets.  Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance.  Estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance.  The Company’s assets are grouped by subsidiary or division for the impairment testing, which represent the lowest level of identifiable cash flows.  Impairment testing for these long-lived assets is based on the consolidated entity.  If the asset grouping’s fair value is less than the carrying amount of those items, impairment losses are recorded in the amount by which the carrying amount of such assets exceeds the fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.  The net carrying value of assets not fully recoverable is reduced to fair value.  The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market transactions and is subject to variability.  The oil and gas industry is cyclical and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying values of these assets and, in periods of prolonged down cycles, may result in impairment charges.  See note 3 for a discussion of the reduction in value of long-lived assets recorded during 2015 and 2013.

Goodwill

The following table summarizes the activity for the Company’s goodwill (in thousands):

		Onshore
	Drilling	Completion
	Products	and Workover	Production
	and Services	Services	Services	Total
Balance, December 31, 2013	$144,872	$1,419,550	$893,687	$2,458,109
Acquisition activities	-	-	13,909	13,909
Foreign currency translation adjustment	(2,033)	-	(1,576)	(3,609)
Balance, December 31, 2014	142,839	1,419,550	906,020	2,468,409
Acquisition activities	-	-	1,170	1,170
Reduction in value of assets	-	(740,000)	(586,701)	(1,326,701)
Foreign currency translation adjustment	(1,557)	-	(1,220)	(2,777)
Other	-	44,000	(44,000)	-
Balance, December 31, 2015	$141,282	$723,550	$275,269	$1,140,101

Goodwill is tested for impairment annually as of October 1st or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  In order to estimate the fair value of the reporting units (which is consistent with the reported business segments), the Company used a weighting of the discounted cash flow method and the public company guideline method of determining fair value of each reporting unit.  There is no outstanding goodwill balance associated with the Company’s Technical Solutions segment. The Company weighted the discounted cash flow method 80% and the public company guideline method 20% due to differences between the Company’s reporting units and the peer companies’ size, profitability and diversity of operations.  In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization was performed for each unit on a standalone basis.  A control premium, derived from market transaction data, was used in this reconciliation to ensure that fair values were reasonably stated in conjunction with the Company’s capitalization.  These fair value estimates were then compared to the carrying value of the reporting units.  If the fair value of the reporting unit exceeds the carrying amount, no impairment loss is recognized.  If the estimated fair value of the reporting unit is below the carrying value, then a second step must be performed to determine the goodwill impairment, if any.  In this second step, the estimated fair value is used as the purchase price in a hypothetical acquisition of the reporting unit.  The hypothetical purchase price is allocated to the reporting unit’s assets and liabilities, with the residual amount representing an implied fair value of the goodwill.  The carrying amount of the goodwill is then compared to the implied fair value of the goodwill for each reporting unit and is written down to the implied fair value, if lower.  The Company uses all available information to estimate fair value of the reporting units, including discounted cash flows.  The Company engages third-party appraisal firms to assist in fair value determination of property, plant and equipment, intangible assets and any other significant assets or liabilities when appropriate.  A significant amount of judgment was involved in performing these evaluations since the results are based on estimated future events.  See note 3 for a discussion of the reduction in value of goodwill recorded during 2015 and 2013.  As of December 31, 2015 and 2014, the Company’s accumulated reduction in value of goodwill was $1,417.7 million and $91.0 million, respectively.

Notes Receivable

The Company’s wholly owned subsidiary, Wild Well has decommissioning obligations related to its ownership of the Bullwinkle platform. Notes receivable consist of a commitment from the seller of the platform towards its eventual abandonment.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totaled $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of the platform’s removal.  During 2015, the Company revised its estimates relating to the timing of decommissioning work on its Bullwinkle assets, due to the changes in the economics of the estimated oil and gas reserves, resulting in a 10 year acceleration of the platform decommissioning to an estimated date of 2028.  This change in estimate resulted in an increase of the present value of the note receivable. The Company recorded interest income related to notes receivable of $1.7 million, $1.6 million and $2.6 million during 2015, 2014 and 2013, respectively.

Intangible and Other Long-Term Assets

Intangible assets consist of the following (in thousands):

			December 31,
			2015			2014
	Estimated		Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives		Amount	Amortization	Balance	Amount	Amortization	Balance
Customer relationships	17	years	$257,364	$(65,209)	$192,155	$339,695	$(64,954)	$274,741
Tradenames	10	years	36,119	(15,371)	20,748	41,265	(13,151)	28,114
Non-compete agreements	3	years	3,242	(2,940)	302	4,487	(3,281)	1,206
Total			$296,725	$(83,520)	$213,205	$385,447	$(81,386)	$304,061

Amortization expense was $23.0 million, $25.9 million and $26.2 million during 2015, 2014 and 2013, respectively.  Based on the carrying values of intangible assets as of December 31, 2015, amortization expense is estimated to be as follows: $19.2 million for 2016, $18.6 million for 2017, $18.5 million for 2018, $18.3 million for 2019 and $18.0 million for 2020.

During 2015, the Company recorded $68.9 million of expense related to the reduction in carrying values of intangibles primarily in the Production Services segment (see note 3).

As of December 31, 2015 and 2014, intangible and other long-term assets, net included $58.4 million of escrowed cash, primarily related to the future decommissioning obligations of the Bullwinkle platform.

Decommissioning Liabilities

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

During 2015, the Company revised its estimates relating to the timing and the cost estimates of decommissioning work on its Bullwinkle assets due to changes in the economics of the oil and gas property, including a 10 year acceleration of the platform decommissioning to an estimated date of 2028.  This change in estimate resulted in an increase in the present value of decommissioning liabilities.  Further, as of December 31, 2015, the Company anticipated that it would be able to decommission several depleted wells that are part of the Bullwinkle assets based on the revised estimates.  As a result, the decommissioning liabilities associated with those wells were classified as current liabilities on the consolidated balance sheet.

The following table summarizes the activity for the Company’s decommissioning liabilities (in thousands):

	December 31,
	2015	2014
Decommissioning liabilities, December 31, 2014 and 2013, respectively	$88,000	$83,519
Revisions in estimated timing and cash flows	24,660	(276)
Accretion	5,016	4,470
Liability acquisitions and dispositions	266	866
Liabilities settled	-	(579)
Total decommissioning liabilities, December 31, 2015 and 2014, respectively	$117,942	$88,000

Revenue Recognition

Products and services are generally sold based upon purchase orders or contracts with customers that include fixed or determinable prices.  Revenue is recognized when services or equipment are provided and collectability is reasonably assured.  The Company’s drilling products and services are billed on a day rate basis, and revenue from the sale of equipment is recognized when the title to the equipment has been transferred.  Reimbursements from customers for the cost of drilling products and services that are damaged or lost down-hole are reflected as revenue at the time of the incident.  The Company recognizes oil and gas revenue from its interests in producing wells as oil and natural gas is sold.  Taxes collected from customers and remitted to governmental authorities are reported on a net basis in the Company’s financial statements.

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

During 2015, the Company incurred a loss from continuing operations; therefore the impact of any incremental shares would be anti-dilutive. Stock options for 1,100,000 shares of the Company’s common stock were excluded in the computation of diluted earnings per share for 2014 and 2013, as the effect would have been anti-dilutive.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Inputs used in determining fair value are characterized according to a hierarchy that prioritizes those inputs based on the degree to which they are observable.  The three input levels of the fair value hierarchy are as follows:

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

Financial Instruments

The fair value of the Company’s financial instruments of cash equivalents, accounts receivable, accounts payable, accrued expenses and borrowings under its credit facility approximates their carrying amounts due to their short maturity or market interest rates.  The fair value of the Company’s debt was $1,508.0 million and $1,624.3 million as of December 31, 2015 and 2014, respectively, and was categorized as Level 1 in the fair value hierarchy.  The fair value of these debt instruments is determined by reference to the market value of the instrument as quoted in an over-the-counter market.

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

For international subsidiaries where the functional currency is the U.S. dollar, financial statements are remeasured into U.S. dollars using the historical exchange rate for most of the long-term assets and liabilities and the balance sheet date exchange rate for most of the current assets and liabilities.  An average exchange rate is used for each period for revenues and expenses.  These transaction gains and losses, as well as any other transactions in a currency other than the functional currency, are included in other income (expense) in the consolidated statements of operations in the period in which the currency exchange rates change.  During 2015, 2014 and 2013, the Company recorded $9.6 million, $7.3 million and $7.1 million of foreign currency losses, respectively.

Stock-Based Compensation

The Company records compensation costs relating to share-based payment transactions and includes such costs in general and administrative expenses in the consolidated statements of operations.  The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  Excess tax benefits of awards that are recognized in equity related to stock option exercises and restricted stock vesting are reflected as financing cash flows.

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

In an attempt to achieve a more balanced debt portfolio between fixed and variable interest, the Company enters into interest rate swaps.  Under these agreements, the Company is entitled to receive semi-annual interest payments at a fixed rate and is obligated to make quarterly interest payments at a variable rate.  The Company had fixed-rate interest on 62% and 61% of its long-term debt as of December 31, 2015 and 2014, respectively.  The Company had notional amounts of $300 million related to interest rate swaps with a variable interest rate, adjusted every 90 days, based on LIBOR plus a fixed margin as of December 31, 2015 and 2014.

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

Recently Adopted Accounting Guidance

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet.  The new standard is effective for the Company on January 1, 2017, with early adoption permitted, and the guidance may be applied either prospectively or retrospectively.  The Company adopted this standard as of December 31, 2015 and applied the change retrospectively to prior periods, resulting in a $32.1 million reduction in total current assets and corresponding decrease in non-current deferred income tax liabilities.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs. This guidance requires that debt on the balance sheet be presented net of unamortized debt issuance costs.    Amortization of such costs is reported as interest expense, which is consistent with the Company’s current policy. This change conforms the presentation of debt issuance costs with that of debt discounts. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015; early adoption is permitted. The guidance is required to be applied retrospectively to all prior periods. The Company adopted this standard as of December 31, 2015. The effect of the adoption of ASU 2015-03 on the Company’s consolidated balance sheet is a reduction of total assets and long-term debt of $27.5 million as of December 31, 2014.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment, which changes the definition of discontinued operations.  The guidance permits only those disposed components (or components held-for-sale) representing a strategic shift that have (or will have) a major effect on operations and financial results to be reported in discontinued operations.  The new standard is effective prospectively for disposals (or classifications as held-for-sale) occurring after December 31, 2014.  The Company has adopted the accounting guidance as of January 1, 2015.

Recently Issued Accounting Guidance

In July 2015, the FASB issued ASU No. 2015-11, Inventory – Simplifying the Measurement of Inventory, which applies to inventory measured using first-in, first-out or average cost. The guidance in this update states that inventory within its scope shall be measured at the lower of cost or net realizable value, and when the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings. The new standard is effective for the Company beginning on January 1, 2017 and should be applied on a prospective basis. The Company is evaluating the effect that ASU 2015-11 will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in GAAP.  The guidance in this update requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers. The new standard is effective for the Company on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the accounting guidance on its ongoing financial reporting.

Subsequent Events

In accordance with authoritative guidance, the Company has evaluated and disclosed all material subsequent events that occurred after the balance sheet date, but before financial statements were issued.

(2) Supplemental Cash Flow Information

The following table includes the Company’s supplemental cash flow information (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cash paid for interest	$93,946	$102,880	$97,129

Cash paid for income taxes, net of refunds	$40,074	$127,132	$164,158

Details of business acquisitions:
Fair value of assets	$-	$29,468	$34,964
Fair value of liabilities	-	(5,125)	(10,942)
Common stock issued	-	-	-
Cash paid	-	24,343	24,022
Less cash acquired	-	(16)	(225)
Net cash paid for acquisitions	$-	$24,327	$23,797

Non-cash investing activity:
Capital expenditures included in accounts payable,
accrued expenses and other long term liabilities	$28,704	$49,118	$70,463

Non-cash financing activity:
Cash dividends declared	$-	$-	$12,759

(3) Reduction in Value of Assets and Other Charges

During 2015 and 2013, the Company recorded $1,738.9 million and $300.1 million in expense related to reduction in value of assets, respectively.  The components of reduction in value of assets are as follows (in thousands):

	Years Ended December 31,
	2015	2013
Reduction in value of goodwill	$1,326,701	$91,016
Reduction in value of long-lived assets	330,194	180,320
Retirements of long-lived assets	42,545	14,418
Reduction in value of assets related to sale of a business	39,447	-
Reduction in value of assets related to Venezuela exit activities	-	14,324
Total reduction in value of assets	$1,738,887	$300,078

Reduction in Value of Goodwill

During 2015, the Company recorded $1,326.7  million reduction in value of goodwill relating to its Onshore Completion and Workover Services and Production Services segments.  The Company determined that the implied fair value of its goodwill for the Onshore Completion and Workover Services segment was less than its carrying value and recorded a $740.0 million impairment of the Onshore

Completion and Workover Services segment’s goodwill.  In addition, the Company determined that the implied fair value of its goodwill for the Production Services segment was less than its carrying value and recorded a $586.7 million impairment of the Production Services segment’s goodwill.  The reduction in value of goodwill in the Production Services segment was primarily driven by the continued decline in demand for coiled tubing services.  The reduction in value of goodwill in the Onshore Completion and Workover Services and Production Services segments was primarily driven by further deterioration of market conditions during the year and the Company’s forecast did not indicate a timely recovery sufficient to support the carrying values of the goodwill.

During 2013, the Company recorded $91.0 million reduction in value of goodwill relating to its Technical Solutions segment.  The Company performed its annual test for goodwill, which indicated that the carrying value of the Technical Solutions segment exceeded its fair value, indicating that goodwill was potentially impaired.  The Company determined that the implied fair value of the goodwill for the Technical Solutions segment was less than its carrying value and fully wrote-off the goodwill balance of $91.0 million.  The reduction in value of goodwill in the Technical Solutions segment was primarily driven by the decline in demand for services in the subsea construction and marine technical services divisions.  During 2013, the demand for these services continued to decline and the forecast for these markets did not indicate a timely recovery sufficient to support the carrying value of the goodwill.

Reduction in Value of Long-Lived Assets

During 2015, the Company recorded $330.2 million in connection with the reduction in value of its long-lived assets.  The reduction in value of assets was comprised of $89.7 million related to equipment and $59.5 million related to intangibles in the coiled tubing business and pressure control tools businesses within the Production Services segment.  The reduction in value of assets in the Production Services segment was primarily driven by the decline in demand for coiled tubing services.  The demand for these services continued to decline and the Company’s forecast did not indicate a timely recovery sufficient to support the carrying values of these assets.

The reduction in value of assets also included $68.9 million related to the reduction in carrying values of the marine vessels and equipment included in the marine technical services division in the Technical Solutions segment.  The reduction in value of assets in the Technical Solutions segment was primarily as a result of the termination of the contract with a certain marine technical services division’s customer.  Further, the reduction in value of assets also included $56.0 million related to impairment of the Gulf of Mexico oil and gas property which is included in the Technical Solutions segment.

In addition, the reduction in value of assets included a $40.2 million, primarily related to reduction in carrying values of certain domestic and international accommodation units and premium drill pipe included in the Drilling Products and Services segment and $15.9 million related to mechanical drilling rigs included in the Onshore Completion and Workover Services segment.  The reduction in value of assets in the Drilling Products and Services segment was primarily driven by the decrease in demand for the rental of accommodation units, changes in the regulatory requirements and a decrease in the Company’s forecast for future rentals of these units.  The reduction in value of assets in the Onshore Completion and Workover Services segment related to the reduction in carrying values of the mechanical drilling rigs, primarily as a result of the decreased demand for certain mechanical drilling rigs driven by the downturn in the oil and gas market.

During 2013, the Company recorded $180.3 million in connection with reduction in value of its long-lived assets and related other assets.  The reduction in value of assets was comprised of $122.8 million related to certain marine equipment and related write-off of other assets of $31.9 million included in the Technical Solutions segment, $11.4 million related to equipment in the coiled tubing division within the Production Services segment and $11.2 million related to mechanical drilling rigs included in the Onshore Completion and Workover Services segment.  In addition, the Company recorded a $3.0 million related to reduction in carrying values of the intangible assets in the coiled tubing business in the Production Services segment.

The reduction in value of assets in the Technical Solutions segment was primarily driven by the decline in demand for services in the Company’s marine technical services business.  During 2013, the demand for these services continued to decline and the forecast for these markets did not indicate a timely recovery sufficient to support the carrying values of these assets.  The reduction in value of assets in the Onshore Completion and Workover Services segment related to the reduction in carrying values of the mechanical drilling rigs, primarily driven by the shift in customer demand away from mechanically powered rigs to electrically powered drilling rigs.  The reduction in value of assets in the Production Services segment related to the coiled tubing business in Mexico and was primarily driven by the decrease in demand for the Company’s services during 2013 coupled with a decrease in the forecast for future activities in that region.

Retirements of Long-Lived Assets

During 2015, the Company recorded $42.5 million for retirement and abandonment of inoperable and/or functionally obsolete long-lived assets that would require a significant cost to refurbish.  The total amount recorded includes $27.3 million for the Onshore Completion and Workover Services segment and $15.2 million for the Production Services segment.

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

Reduction in Value of Assets Related to Sale of Coiled Tubing Business in Mexico

During 2015, the Company sold its Mexico based coiled tubing business and related assets.  The Company received proceeds in the form of cash and a note receivable.  The Company recorded a full valuation allowance on the note receivable in the amount of $16.8 million because its collectability was not reasonably assured.  In connection with the sale, the Company recorded a $39.4 million reduction in value of assets, primarily related to property, plant and equipment and intangible assets.

Reduction in Value of Assets Related to Venezuela Exit Activities

In November 2013, the government of Venezuela seized two of the Company’s hydraulic snubbing units from its facility in Anaco, Venezuela.  As a result, the Company recorded a $14.3 million reduction in value of net assets, primarily related to accounts receivable, prepaid expenses and property, plant and equipment.  During 2013, the Company generated $9.5 million, in revenue from its operations in Venezuela.

Other Charges

During 2015, in connection with the reorganization of several of its businesses, the Company recorded $46.8 million relating to reduction in force expense and reorganization costs.  The Company’s reorganization plan resulted in the consolidation of certain of its product lines and rationalization of the related facilities and offices.  Included in the total reorganization costs is $20.2 million relating to the impairment of certain real estate operating leases included in the Onshore Completion and Workover Services segment.  As of December 31, 2015, the accrued lease termination liability balances were $7.2 million and $11.1 million, included in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

(4) Discontinued Operations

Discontinued operations results include operating results for both of the Company’s subsea construction and conventional decommissioning businesses.  Unfavorable oil and gas market conditions that have negatively impacted the demand for the assets included in these businesses. Therefore, the remaining assets of these businesses were not disposed of during the initial one-year period.  As of December 31, 2015, these assets were being actively marketed and the Company’s management is committed to selling the remaining assets.  Both the subsea construction business and conventional decommissioning business were included in the Technical Solutions segment. As of December 31, 2015, the assets and liabilities of these businesses were classified as held for sale. The results of operations of these businesses for 2015, 2014 and 2013 are reported as discontinued operations in the consolidated statements of operations.

The following table summarizes the components of loss from discontinued operations, net of tax (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues	$18,723	$145,463	$261,767

Loss from discontinued operations, net of tax benefit of $5,626, $19,330 and $15,439 for 2015, 2014 and 2013, respectively	$(46,955)	$(22,973)	$(156,903)

During 2015, loss from discontinued operations included $25.8 million and $8.8 million for the reduction in value of marine vessels in the subsea construction and conventional decommissioning businesses, respectively.

During 2014, loss from discontinued operations included an $18.8 million gain related to the sale of marine vessels and equipment in the subsea construction business.

During 2013, loss from discontinued operations included $119.3 million related to the reduction in value of assets.  The reduction in value of assets included a $98.3 million charge primarily relating to certain marine vessels included in the subsea construction business; a $15.4 million expense relating to reduction in carrying values of the intangible assets in the subsea construction business; and a $5.6 million expense relating to the retirement of long-lived assets in the conventional decommissioning business.

The following summarizes the assets and liabilities related to the businesses reported as discontinued operations (in thousands):

	December 31,
	2015	2014
Accounts receivable, net	$1,234	$16,701
Prepaid expenses	330	2,463
Inventory and other current assets	1,036	5,576
Current assets	$2,600	$24,740
Property, plant and equipment, net	92,634	91,171
Intangible and other long-term assets, net	-	769
Long-term assets	$92,634	$91,940
Accounts payable	1,007	20,530
Accrued expenses	3,654	24,496
Current liabilities	$4,661	$45,026
Other long-term liabilities	$-	$16,814

During 2015, the Company spent $46.4 million to purchase two leased vessels in its subsea construction business. In addition, the purchase price for one of the vessels included the extinguishment of the related capital lease obligation of $20.9 million. The purchases were made to eliminate ongoing lease payments and facilitate the disposition of the vessels.

(5) Property, Plant and Equipment

A summary of property, plant and equipment is as follows (in thousands):

	December 31,
	2015	2014
Buildings, improvements and leasehold improvements	$318,906	$328,651
Marine vessels and equipment	87	55,494
Machinery and equipment	3,770,959	4,126,570
Automobiles, trucks, tractors and trailers	45,013	66,032
Furniture and fixtures	67,483	75,631
Construction-in-progress	74,683	102,895
Land	58,731	58,814
Oil and gas producing assets	66,285	189,294
Total	4,402,147	5,003,381
Accumulated depreciation and depletion	(2,278,856)	(2,269,542)
Property, plant and equipment, net	$2,123,291	$2,733,839

The Company had $84.9 million and $93.3 million of leasehold improvements as of December 31, 2015 and 2014, respectively.  These leasehold improvements are depreciated over the shorter of the life of the asset or the term of the lease using the straight line method.  Depreciation expense (excluding depletion, amortization and accretion) was $584.1 million, $620.6 million, and $572.9 million during 2015,  2014 and 2013, respectively.  During 2015, the Company recorded $343.3 million related to reduction in value of property, plant and equipment (see note 3).

(6) Debt

The Company’s outstanding debt is as follows (in thousands):

	December 31,
	2015		2014
	Long-term	Current	Long-term	Current
Term loan due February 2017	$305,000	$20,000	$325,000	$20,000
Senior Notes due May 2019	500,000	-	500,000	-
Senior Notes due December 2021	800,000	-	800,000	-
Other	3,089	9,957	2,842	941
Total debt, gross	1,608,089	29,957	1,627,842	20,941
Unamortized debt issuance costs	(19,826)	-	(27,469)	-
Total debt	$1,588,263	$29,957	$1,600,373	$20,941

Debt maturities presented as of December 31, 2015 are as follows (in thousands):

2016	$29,957
2017	306,705
2018	1,384
2019	500,000
2020	-
Thereafter	800,000
Total	$1,638,046

Credit Facility

At December 31, 2015, the Company had a credit facility that was comprised of a $600.0 million revolving line of credit and a $325.0 million term loan.  In February 2016, the Company amended and extended the credit facility.  The amended agreement results in a $470.3 million revolving credit facility which matures in 2019 and no longer has a term loan component.  As of February 22, 2016, the Company had $325.0 million of borrowings and $42.2 million of letters of credit outstanding under the amended credit facility.    Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our credit rating.   Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of its principal domestic subsidiaries.  The credit facility contains customary events of default and requires that the Company satisfies various financial covenants.

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

(7) Stock-Based and Long-Term Compensation

Under our 2013 Stock Incentive Plan, the Company may grant non-qualified stock options, restricted stock, restricted stock units and other types of equity based awards. The Compensation Committee determines the recipients of the equity awards, the type of awards made and the required performance measures.  During 2015, the plan was amended to increase the number of shares of common stock authorized for issuance under the plan from 8,000,000 to 14,850,000 shares. As of December 31, 2015, 8,700,000 shares of the Company’s common stock were available for future grants under the plan.

Total stock-based compensation expense and the associated tax benefits are as follows (in thousands):

Compensation Expense	Years Ended December 31,
	2015	2014	2013
Stock options	$3,663	$3,900	$3,586
Restricted stock	9,219	15,800	21,460
Restricted stock units	19,699	11,282	-
Performance share units	10,733	10,688	10,014
Strategic performance share units	2,258	2,404	-
Total	$45,572	$44,074	$35,060

Tax Benefit	Years Ended December 31,
	2015	2014	2013
Stock options	$1,355	$1,443	$1,327
Restricted stock	3,411	5,846	7,940
Restricted stock units	7,289	4,174	-
Total	$12,055	$11,463	$9,267

Total stock-based compensation expense is reflected in general and administrative expenses in the consolidated statements of operations.

Stock Options

Stock options are granted with an exercise price equal to the market price of our ordinary shares at the date of grant.  The stock options generally vest in equal installments over three years and expire in ten years from the grant date.  Non-vested stock options are generally forfeited upon termination of employment.

The Company recognizes compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes-Merton option pricing model.  The Company uses historical data, among other factors, to estimate the expected volatility and the expected life of the stock options.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the stock option.  The dividend yield is based on our historical dividend payouts.

The weighted average fair values of stock options granted and the assumptions used in estimating those fair values are as follows:

	Years Ended December 31,
	2015	2014	2013
Weighted average fair value of grants	$6.25	$6.95	$8.98

Black-Scholes-Merton Assumptions:
Risk free interest rate	1.33%	1.42%	0.63%
Expected life (years)	5	4	4
Volatility	47.07%	34.50%	48.41%
Dividend yield	1.30	1.23	-

The following table summarizes stock option activity for 2015:

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	4,484,505	$23.76	5.1	$4,095
Granted	612,665	$17.27
Exercised	(506,029)	$17.43
Outstanding as of December 31, 2015	4,591,141	$23.60	5.3	$256
Exercisable as of December 31, 2015	3,488,262	$24.48	4.3	$256
Options expected to vest as of December 31, 2015	1,102,879	$20.81	8.5	$-

The total intrinsic value of stock options exercised during 2015, 2014 and 2013 was $2.3 million, $17.1 million and $5.1 million, respectively.  The Company received $8.8 million, $10.6 million and $6.3 million during 2015, 2014 and 2013, respectively, from employee stock option exercises. The Company has reported tax benefits of $0.9 million, $5.6 million and $0.7 million from the exercise of stock options for 2015, 2014 and 2013, respectively.

The following table summarizes non-vested stock option activity for 2015:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2014	824,488	$7.83
Granted	612,665	$17.27
Vested	(334,274)	$25.01
Non-vested as of December 31, 2015	1,102,879	$20.81

As of December 31, 2015, the unrecognized compensation expense related to non-vested stock options was $3.9 million.  The Company expects to recognize $2.6 million and $1.3 million of compensation expense during the years 2016 and 2017, respectively.

Restricted Stock

Shares of restricted stock generally vest in equal annual installments over three years.  Non-vested shares are generally forfeited upon termination of employment.  Holders of the restricted stock are entitled to all rights of a stockholder of the Company with respect to the restricted stock, including the right to vote the shares and receive any dividends or other distributions.  Compensation expense associated with restricted stock is measured based on the grant date fair value of our common stock.

The following table summarizes restricted stock activity for 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2014	1,022,280	$24.08
Vested	(678,880)	$17.88
Forfeited	(50,463)	$23.26
Non-vested as of December 31, 2015	292,937	$23.13

No restricted stock was granted during 2015 and 2014. The weighted average grant-date fair value per share of restricted stock granted during 2013 was $23.14.  The total fair value of restricted stock vested during 2015, 2014 and 2013 was $12.1 million, $23.0 million and $9.6 million, respectively.  As of December 31, 2015, there was $0.4 million of unrecognized compensation expense related to non-vested restricted stock, which is expected to be recognized during 2016.

Restricted Stock Units

Beginning in 2014, restricted stock unit awards (RSUs) were granted to eligible employees. Prior to 2014, only non-employee directors were granted RSU awards. RSUs granted to employees vest in equal annual installments over three years. On the vesting date, each RSU is converted to one share of the Company’s common stock having an aggregate value determined by the Company’s closing stock price on the vesting date. Holders of RSUs are not entitled to any rights of a stockholder, such as the right to vote shares, but will accrue dividends that are paid out upon vesting.

Each non-employee director is issued annually a number of RSUs having an aggregate dollar value determined by the Company’s Board of Directors.  The exact number of RSUs granted is determined by dividing the aggregate dollar value determined by the Company’s Board of Directors by the fair market value of the Company’s common stock on the day of the annual stockholders’ meeting.  If the director’s election occurs at a time other than at the annual meeting, the director will receive a pro-rata number of RSUs based on the number of months between his or her election date and the anniversary of the last annual stockholder meeting.  Each RSU granted prior to 2013 represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock.  The RSUs will vest and pay out in shares of the Company’s common stock in the year following the grant date on the date of Company’s annual meeting.

The following table summarizes RSU activity for 2015:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2014	1,416,477	$26.40
Granted	2,162,146	$17.74
Vested	(460,400)	$18.51
Forfeited	(330,334)	$20.16
Non-vested as of December 31, 2015	2,787,889	$20.41

As of December 31, 2015, there was $30.0 million of unrecognized compensation expense related to unvested RSUs.  The Company expects to recognize $19.3 million, $10.3 million, and $0.4 million for 2016, 2017, and 2018, respectively.

Performance Share Units

The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program.  There is a three-year performance period associated with each PSU grant.  The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.”  If the participant has met specified continued service requirements, the PSUs will settle in cash or a combination of cash and up to 50% of equivalent value in the Company’s common stock, at the discretion of the Compensation Committee of the Board of Directors.  As of December 31, 2015, there were 370,822 PSUs outstanding (112,922,  123,079 and 134,821 related to performance periods ending December 31, 2015, 2016 and 2017, respectively).  The Company has recorded both current and long-term liabilities for this liability-based compensation award.

Effective February 2014, the Company granted strategic performance share units (SPSUs) to the executive officers of the Company.  The number of target SPSUs was established at the beginning of a two-calendar year performance period.  The final value of SPSUs earned will be based upon the level of the Company’s free cash flow achieved for 2015 and 2014. The earned SPSUs will vest provided the participant remains actively employed by the Company through January 2, 2016.

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

The following table summarizes ESPP activity (in thousands except shares):

	Years Ended December 31,
	2015	2014	2013
	2013 Plan	2013 Plan	2013 and 2007 Plans
Cash received for shares issued	$4,803	$4,870	$4,124
Compensation expense	$835	$1,078	$947
Shares issued	332,467	246,480	185,407

401(k)/Profit Sharing Plan

The Company maintains a defined contribution profit sharing plan for employees who have satisfied minimum service requirements.  Employees may contribute up to 75% of their eligible earnings to the plan subject to the contribution limitations imposed by the Internal Revenue Service.  The Company provides a nondiscretionary match of 100% of an employee’s contributions to the plan, up to 4% of the employee’s salary.  The Company made contributions of $13.9 million, $16.7 million and $16.0 million during 2015, 2014 and 2013, respectively.

Non-Qualified Deferred Compensation Plans

The Company has a non-qualified deferred compensation plan which allows senior management to defer up to 75% of their base salary, up to 100% of their bonus, and up to 100% of the cash portion of their PSU compensation to the plan.   The Company also has a non-qualified deferred compensation plan for its non-employee directors which allows each director to defer up to 100% of their cash compensation paid by the Company to the plan.  Additionally, participating directors may defer up to 100% of the shares of common stock they are entitled to receive in connection with the payout of RSUs. Payments are made to participants based on their annual enrollment elections and plan balances.  Participants earn a return on their deferred compensation that is based on hypothetical investments in certain mutual funds. Changes in market value of these hypothetical participant investments are reflected as an adjustment to the deferred compensation liability of the Company with an offset to compensation expense.  The Company makes contributions that approximate the participant deferrals into various investments, principally life insurance that is invested in mutual funds similar to the participants’ hypothetical investment elections.  Changes in market value of the investments and life insurance are reflected as adjustments to the deferred compensation plan asset with an offset to other income (expense) in the consolidated statements of operations.

The following table summarizes deferred compensation balances (in thousands):

		December 31,
	Balance sheet location	2015	2014
Deferred compensation assets	Intangible and other long-term assets, net	$11,548	$12,982
Deferred compensation liabilities, short-term	Accounts payable	$721	$2,291
Deferred compensation liabilities, long-term	Other long-term liabilities	$17,367	$14,720

Supplemental Executive Retirement Plan

The Company has a supplemental executive retirement plan (SERP).  The SERP provides retirement benefits to the Company’s executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant. Under the SERP, the Company will generally make annual contributions to a retirement account based on age and years of service.  The participants in the plan receive contributions ranging from 5% to 35% of salary and annual cash bonus, which totaled $1.2 million during 2015, 2014 and 2013. The Company recorded compensation expense of $2.1 million, $1.6 million and $1.2 million in general and administrative expenses during 2015, 2014 and 2013. The Company may also make discretionary contributions to a participant’s account.  During 2015, 2014 and 2013, the Company paid $3.7 million, $3.0 million and $3.0 million, respectively, to select participants in the SERP.

(8) Income Taxes

The components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic	$(2,069,019)	$372,672	$165,463
Foreign	9,236	69,517	(64,706)
	$(2,059,783)	$442,189	$100,757

The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$(952)	$150,997	$19,897
State	2,818	11,339	10,816
Foreign	19,227	36,287	25,613
	21,093	198,623	56,326
Deferred:
Federal	(249,193)	(33,172)	(6,341)
State	(10,034)	648	386
Foreign	(13,886)	(4,700)	4,901
	(273,113)	(37,224)	(1,054)
	$(252,020)	$161,399	$55,272

Income tax expense differs from the amounts computed by applying the U.S. Federal income tax rate of 35% to income (loss) before income taxes as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Computed expected tax expense	$(720,923)	$154,766	$35,265
Increase (decrease) resulting from
State and foreign income taxes	(6,353)	8,467	(852)
Reduction in value of assets	464,395	-	34,874
Other	10,861	(1,834)	(14,015)
Income tax	$(252,020)	$161,399	$55,272

The tax effects of temporary differences that give rise to significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$8,275	$3,942
Operating loss and tax credit carryforwards	92,798	21,928
Compensation and employee benefits	59,310	57,045
Decommissioning liabilities	30,400	21,029
Other	57,768	50,641
	248,551	154,585
Valuation allowance	(5,395)	-
Net deferred tax assets	243,156	154,585
Deferred tax liabilities:
Property, plant and equipment	469,728	648,054
Notes receivable	14,796	5,718
Goodwill and other intangible assets	119,661	138,017
Other	22,040	33,654
Deferred tax liabilities	626,225	825,443
Net deferred tax liability	$383,069	$670,858

The net deferred tax assets reflect management’s estimate of the amount that will be realized from future profitability and the reversal of taxable temporary differences that can be predicted with reasonable certainty.  A valuation allowance has been recognized on a portion of the state net operating loss carryforward deferred tax asset. After considering all available evidence at December 31, 2015, the Company determined that it was more likely than not that a portion of the carryforward would not be realized. Accordingly, the Company increased deferred income tax expense by the amount of the valuation allowance.

As of December 31, 2015, the Company had  $102.1 million in U.S. net operating loss carryforwards, which are available to reduce future or prior taxable income.  The expiration dates for utilization of the loss carryforwards are 2020 through 2035.  Utilization of $0.5 million of the net operating loss carryforwards will be subject to the annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended.  As of December 31, 2015, the Company also had various state net operating loss carryforwards with expiration dates from 2016 to 2030.  A net deferred tax asset of $25.2 million reflects the expected future tax benefit for the state loss carryforwards. As of December 31, 2015, the Company also had a U.S. foreign tax credit carryforward of $31.8 million.

The Company has not provided U.S. income tax expense on earnings of its foreign subsidiaries, since the Company has reinvested or expects to reinvest outside the U.S. the undistributed earnings indefinitely.  As of December 31, 2015, the undistributed earnings of the Company’s foreign subsidiaries were $52.0 million.  If these earnings are repatriated to the U.S. in the future, additional tax provisions may be required.  It is not practicable to estimate the amount of taxes that might be payable on such undistributed earnings.

The Company files income tax returns in the U.S., including federal and various state filings, and certain foreign jurisdictions.  The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction.  The Company remains subject to U.S. federal tax examinations for years after 2010.

The Company had unrecognized tax benefits of $29.7 million, $30.3 million and $29.9 million as of December 31, 2015,  2014 and 2013, respectively all of which would impact the Company’s effective tax rate if recognized.

The activity in unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Unrecognized tax benefits, December 31, 2014, 2013 and 2012, respectively	$30,344	$29,899	$26,399
Additions based on tax positions related to current year	-	-	-
Additions based on tax positions related to prior years	6,752	7,860	5,065
Reductions based on tax positions related to prior years	(7,381)	(7,415)	(1,565)
Unrecognized tax benefits, December 31, 2015, 2014 and 2013, respectively	$29,715	$30,344	$29,899

 (9) Segment Information

Business Segments

The Drilling Products and Services segment rents and sells bottom hole assemblies, premium drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities.  It also provides on-site accommodations and machining services.  The Onshore Completion and Workover Services segment provides pressure pumping services used to complete and stimulate production in new oil and gas wells, fluid handling services and well servicing rigs that provide a variety of well completion, workover and maintenance services.  The Production Services segment provides intervention services such as coiled tubing, cased hole and mechanical wireline, hydraulic workover and snubbing, production testing and optimization, and remedial pumping services. The Technical Solutions segment provides services typically requiring specialized engineering, manufacturing or project planning, including well containment systems, stimulation and sand control services and well plug and abandonment services. It also includes production handling arrangements and the production and sale of oil and gas.

For 2015, 2014 and 2013, operating results for the Company’s subsea construction and conventional decommissioning businesses are reported in discontinued operations (see note 4).  Previously those operating results were reported within the Technical Solutions segment.

The Company evaluates the performance of its reportable segments based on income or loss from operations.  The segment measure is calculated as follows: segment revenues less segment operating expenses, depreciation, depletion, amortization and accretion expense, reduction in value of assets and allocated general and administrative expenses.  General and administrative expenses are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods which the Company believes to be a reasonable reflection of the utilization of services provided.  The Company believes this segment measure is useful in evaluating the performance of its reportable segments because it highlights operating trends and aids analytical comparisons.

Summarized financial information for the Company’s segments is as follows (in thousands):

2015

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$583,139	$934,274	$759,606	$497,546	$-	$2,774,565
Cost of services and rentals
(exclusive of items shown separately below)	196,921	773,119	594,286	301,486	-	1,865,812
Depreciation, depletion, amortization and accretion	194,061	225,667	130,267	62,152	-	612,147
General and administrative expenses	127,525	121,289	139,304	122,590	-	510,708
Reduction in value of assets	40,237	783,229	790,517	124,904	-	1,738,887
Income (loss) from operations	24,395	(969,030)	(894,768)	(113,586)	-	(1,952,989)
Interest expense, net	-	-	(2,013)	1,707	(97,012)	(97,318)
Other expense	-	-	-	-	(9,476)	(9,476)
Income (loss) from continuing operations before income taxes	$24,395	$(969,030)	$(896,781)	$(111,879)	$(106,488)	$(2,059,783)

2014

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$904,358	$1,732,833	$1,350,956	$568,475	$-	$4,556,622
Cost of services and rentals
(exclusive of items shown separately below)	282,023	1,205,443	941,030	306,337	-	2,734,833
Depreciation, depletion, amortization and accretion	186,642	233,430	164,672	66,070	-	650,814
General and administrative expenses	149,967	159,687	187,526	127,191	-	624,371
Income from operations	285,726	134,273	57,728	68,877	-	546,604
Interest expense, net	-	-	-	1,577	(98,311)	(96,734)
Other expense	-	-	-	-	(7,681)	(7,681)
Income (loss) from continuing operations before income taxes	$285,726	$134,273	$57,728	$70,454	$(105,992)	$442,189

2013

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$820,538	$1,607,268	$1,434,990	$487,261	$-	$4,350,057
Cost of services and rentals
(exclusive of items shown separately below)	268,127	1,091,956	1,002,628	270,879	-	2,633,590
Depreciation, depletion, amortization and accretion	168,391	216,152	177,532	42,366	-	604,441
General and administrative expenses	136,244	158,448	190,647	112,439	-	597,778
Reduction in value of assets	2,292	16,975	28,568	252,243	-	300,078
Income (loss) from operations	245,484	123,737	35,615	(190,666)	-	214,170
Interest expense, net	-	-	-	1,323	(109,225)	(107,902)
Other income (expense)	-	-	-	836	(6,347)	(5,511)
Income (loss) from continuing operations before income taxes	$245,484	$123,737	$35,615	$(188,507)	$(115,572)	$100,757

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
December 31, 2015	$1,223,191	$1,929,185	$967,719	$794,149	$-	$4,914,244
December 31, 2014	$1,284,842	$2,993,824	$2,098,592	$940,524	$-	$7,317,782
December 31, 2013	$1,237,842	$2,961,390	$2,158,653	$1,009,058	$-	$7,366,943

As of December 31, 2015 and 2014, the Technical Solutions segment included $95.2 million and $116.7 million, respectively, of identifiable assets of the subsea construction and conventional decommissioning businesses that were classified as assets held for sale on the consolidated balance sheets.

Capital Expenditures
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Consolidated
	Services	Services	Services	Solutions	Total
December 31, 2015	$129,504	$103,001	$72,048	$53,673	$358,226
December 31, 2014	$274,752	$152,742	$88,870	$99,738	$616,102
December 31, 2013	$246,479	$101,854	$122,946	$137,681	$608,960

Geographic Segments

The Company attributes revenue to various countries based on the location where services are performed or the destination of the drilling products or equipment sold or rented.  Long-lived assets consist primarily of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period.  As of December 31, 2015 and 2014, the assets of the subsea construction and conventional decommissioning businesses were classified as assets held for sale on the consolidated balance sheets.  The Company’s revenue attributed to the U.S. and to other countries and the value of its long-lived assets by those locations is as follows (in thousands):

Revenues
	Years Ended December 31,
	2015	2014	2013
United States	$2,185,071	$3,848,929	$3,674,825
Other Countries	589,494	707,693	675,232
Total	$2,774,565	$4,556,622	$4,350,057

Long-Lived Assets
		December 31,
		2015	2014
United States		$1,799,418	$2,416,306
Other Countries		323,873	317,533
Total, net		$2,123,291	$2,733,839

 (10) Commitments and Contingencies

The Company leases many of its office, service and assembly facilities under operating leases.  In addition, the Company also leases certain assets used in providing services under operating leases. The leases expire at various dates over an extended period of time.  Total rent expense was $29.6 million, $26.2 million and $25.6 million during 2015,  2014 and 2013, respectively.  Future minimum lease payments under non-cancelable leases for the five years ending December 31, 2016 through 2020 and thereafter are as follows:  $45.7 million, $32.4 million, $23.3 million, $16.1 million, $10.0 million and $25.2 million, respectively.

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

(11) Fair Value Measurements

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$11,548	$368	$11,180	-
Interest rate swaps	$6,905	-	$6,905	-
Accounts payable
Non-qualified deferred compensation liabilities	$721	-	$721	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$17,367	-	$17,367	-

	December 31, 2014	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$12,982	$1,481	$11,501	-
Interest rate swaps	$4,183	-	$4,183	-
Accounts payable
Non-qualified deferred compensation liabilities	$2,291	-	$2,291	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$14,720	-	$14,720	-

The Company’s non-qualified deferred compensation plans allow officers, certain highly compensated employees and non-employee directors to defer receipt of a portion of their compensation and contribute such amounts to one or more hypothetical investment funds (see note 7).  The Company entered into separate trust agreements, subject to general creditors, to segregate assets of each plan and reports the accounts of the trusts in its consolidated financial statements.  These investments are reported at fair value based on unadjusted quoted prices in active markets for identifiable assets and observable inputs for similar assets and liabilities, which represent Levels 1 and 2, respectively, in the fair value hierarchy.

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

The following table reflects the fair value measurements used in testing the impairment of long-lived assets and goodwill (in thousands):

	Years Ended December 31,
	2015		2013
	Impairment	Fair Value	Impairment	Fair Value
Property, plant and equipment, net	$177,442	$179,612	$243,781	$328,876
Goodwill	$1,326,701	$998,288	$91,016	$-
Intangible assets	$68,890	$6,345	$18,296	$4,355

Fair value is measured as of the impairment date using Level 3 inputs. See note 3 for discussion of reduction in value of assets recorded during 2015 and 2013.

(12) Derivative Financial Instruments

From time to time, the Company may enter into interest rate swaps in an attempt to achieve a more balanced debt portfolio between fixed and variable debt.  The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has three interest rate swaps for notional amounts of $100 million each related to its 7 1/8% senior notes maturing in December 2021.  These transactions are designated as fair value hedges since the swaps hedge against the change in fair value of fixed rate debt resulting from changes in interest rates.  The Company recorded a derivative asset of $6.9 million and $4.2 million within intangible and other long term assets in the consolidated balance sheets as of December 31, 2015 and 2014, respectively, relating to these swaps.

The changes in fair value of the interest rate swaps are included in the adjustments to reconcile net income/loss to net cash provided by operating activities in the consolidated statements of cash flows. The location and effect of the derivative instrument on the consolidated statements of operations presented on a pre-tax basis is as follows (in thousands):

		Years Ended December 31,
Effect of derivative instrument	Location of (gain) loss recognized	2015	2014	2013
Interest rate swap	Interest expense, net	$(1,932)	$(11,054)	$13,079
Hedged item - debt	Interest expense, net	(790)	7,208	(12,303)
		$(2,722)	$(3,846)	$776

During 2015, 2014 and 2013, $2.7 million of interest income, $3.8 million of interest income and $0.8 million of interest expense, respectively, was related to the ineffectiveness associated with these fair value hedges.  Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

(13) Related Party Transactions

During 2014 and 2013, the Company purchased services, products and equipment, as well as leased certain facilities, from companies affiliated with a former officer, who retired during the first quarter of 2015, of one of its subsidiaries.  During 2014 and 2013, these transactions totaled $221.1 million and $164.8 million, respectively. During 2014, $92.1 million was purchased from ORTEQ Energy Services, a heavy equipment construction company which also manufactures pressure pumping equipment, $0.7 million was purchased from Ortowski Construction, primarily related to the manufacture of pressure pumping units, $21.6 million was paid to Resource Transport, LLC, related to the transportation of sand used in pressure pumping equipment, $79.3 million was purchased from Texas Specialty Sands, LLC primarily for the purchase of sand used for pressure pumping activities, $25.5 million was purchased from ProFuel, LLC, primarily related to the purchase of diesel used to operate equipment and trucks and $1.9 million was related to facilities leased from Timber Creek Real Estate Partners. During 2013, $52.8 million was purchased from ORTEQ Energy Services, $14.0 million was paid to Resource Transport, LLC, $69.1 million was purchased from Texas Specialty Sands, LLC, $26.9 million was purchased from ProFuel, LLC, and $2.0 million was related to facilities leased from Timber Creek Real Estate Partners.

As of December 31, 2014, the Company’s trade accounts payable includes amounts due to these companies totaling $26.8 million, of which $10.1 million was due ORTEQ Energy Services, $1.7 million was due Resource Transport, $14.0 million was due Texas Specialty Sands,  and $1.0 million was due ProFuel, LLC. No amounts were due Ortowski Construction and Timber Creek Real Estate Partners.

The Company’s President and Chief Executive Officer serves as an independent director of the board of Linn Energy, LLC (Linn), an independent oil and gas development company.  The Company recorded revenues from Linn of $7.2 million, $19.7 million and $26.9 million during 2015, 2014 and 2013, respectively.  The Company had trade receivables from Linn of $2.0 million and $1.6 million as of December 31, 2015 and 2014, respectively.

(14) Interim Financial Information (Unaudited)

The following is a summary of consolidated interim financial information (in thousands):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$917,235	$710,784	$601,396	$545,150
Less:
Cost of services and rentals	582,246	465,533	420,485	397,548
Depreciation, depletion, amortization and accretion	162,220	158,352	146,757	144,818
Gross profit	172,769	86,899	34,154	2,784
Reduction in value of assets	-	807,637	755,632	175,618
Net loss from continuing operations	(1,497)	(775,132)	(816,587)	(214,547)
Loss from discontinued operations, net of tax	(9,640)	(9,857)	(4,610)	(22,848)
Net loss	(11,137)	(784,989)	(821,197)	(237,395)
Loss per share from continuing operations:
Basic and diluted	$(0.02)	$(5.15)	$(5.42)	$(1.43)
Loss per share from discontinued operations:
Basic and diluted	$(0.06)	$(0.07)	$(0.03)	$(0.15)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,061,418	$1,107,552	$1,209,026	$1,178,626
Less:
Cost of services and rentals	651,605	650,293	721,692	711,243
Depreciation, depletion, amortization and accretion	162,318	160,965	170,154	157,377
Gross profit	247,495	296,294	317,180	310,006
Net income from continuing operations	42,626	79,057	85,743	73,364
Loss from discontinued operations, net of tax	(5,954)	(3,895)	(5,886)	(7,238)
Net income	36,672	75,162	79,857	66,126
Earnings per share from continuing operations:
Basic	$0.27	$0.51	$0.55	$0.49
Diluted	0.27	0.50	0.55	0.48
Loss per share from discontinued operations:
Basic and diluted	$(0.04)	$(0.03)	$(0.03)	$(0.05)

 (15) Supplementary Oil and Natural Gas Disclosures (Unaudited)

The Company’s December 31, 2015 and 2014 estimates of proved reserves are based on reserve reports prepared by Ryder Scott Company, L.P., independent petroleum engineers. The Company’s December 31, 2013 estimates of proved reserves are based on reserve reports prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers. Users of this information should be aware that the process of estimating quantities of “proved”, “proved developed” and “proved undeveloped” natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir.  This data may also change substantially over time as a result of multiple factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions.  Consequently, material revisions to existing reserve estimates occur from time to time.  Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.  Proved reserves are estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  Proved undeveloped reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion.

Oil and Natural Gas Reserves

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved developed reserves:

	Crude Oil	Natural Gas
	(Mbbls)	(Mmcf)
Proved-developed and undeveloped reserves:
December 31, 2012	8,207	11,284
Revisions	(3,203)	(4,036)
Production	(411)	(296)
December 31, 2013	4,593	6,952
Revisions	(438)	1,431
Production	(738)	(1,247)
December 31, 2014	3,417	7,136
Revisions	(381)	(245)
Production	(633)	(1,517)
December 31, 2015	2,403	5,374

Proved-developed reserves:
December 31, 2013	2,397	2,100
December 31, 2014	3,184	6,945
December 31, 2015	2,202	5,216
Proved-undeveloped reserves:
December 31, 2013	2,196	4,852
December 31, 2014	233	191
December 31, 2015	201	158

Costs Incurred in Oil and Natural Gas Activities

The following table displays certain information regarding the costs incurred associated with finding, acquiring and developing the Company’s proved oil and natural gas reserves (in thousands):

	Years Ended December 31,
	2015	2014	2013
Acquisition of properties - proved	$-	$-	$-
Acquisition of properties - unproved	-	-	-
Exploratory costs	-	-	-
Development costs	20,636	52,719	51,527
Total costs incurred	$20,636	$52,719	$51,527

Capitalized costs for oil and gas producing activities consist of the following (in thousands):

	December 31,
	2015	2014
Proved oil and gas properties	$66,285	$189,294
Accumulated depreciation, depletion and amortization	-	(55,864)
Capitalized costs, net	$66,285	$133,430

Productive Wells Summary

The following table presents the Company’s ownership of productive oil wells as of December 31, 2015.  Productive wells consist of producing wells and wells capable of production.  In the table, “gross” refers to the total wells in which the Company owns a working  interest and “net” refers to the sum of fractional interests owned in gross wells.

	Productive Wells
	Gross	Net
Oil	11.00	5.61

Acreage

The following table sets forth information as of December 31, 2015 relating to acreage held by the Company.  Developed acreage is assigned to productive wells.

	Gross	Net
	Acreage	Acreage
Developed	23,040	11,750
Undeveloped	-	-
Total	23,040	11,750

Drilling Activity

The following table shows the Company’s drilling activity.  In the table, “gross” refers to the total wells in which the Company has a working interest and “net” refers to the gross wells multiplied by the Company’s working interest in these wells.  Well activity refers to the number of wells completed during a fiscal year, regardless of when drilling first commenced.

	Years Ended December 31,
	2015		2014
	Gross	Net	Gross	Net
Exploratory Wells
Productive	-	-	-	-
Non-productive	-	-	-	-
Total	-	-	-	-

Development Wells
Productive	1.00	0.51	2.00	1.02
Non-productive	1.00	0.51	1.00	0.51
Total	2.00	1.02	3.00	1.53

Results of Operations

The following table sets forth the Company’s results of operations for producing activities (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues
Sales	$30,245	$77,845	$47,050
Production costs	15,466	13,529	9,876
Exploration expenses	-	-	-
Depreciation, depletion and amortization	37,623	38,768	12,032
Reduction in value of assets	56,000	-	-
	(78,844)	25,548	25,142
Income tax expenses	(28,778)	9,325	8,800
Results of operations from producing activities (excluding corporate overhead)	$(50,066)	$16,223	$16,342

The Company’s oil and gas operations are in the Gulf of Mexico. The Company’s average sales price was $47.17 per barrel of oil and $2.82 per mcf of gas during 2015,  $92.86 per barrel of oil and $4.95 per mcf of gas during 2014 and $101.85 per barrel of oil and $3.98 per mcf of gas during 2013.  Average production costs were $10.38,  $7.29 and $10.70 per barrel of oil equivalent during 2015, 2014 and 2013, respectively.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Future cash inflows	$127,048	$336,944	$496,704
Future production costs	(43,010)	(71,209)	(82,487)
Future development and abandonment costs	(84,090)	(111,374)	(156,340)
Future income tax expenses	1,353	(60,345)	(89,507)
Future net cash flows	1,301	94,016	168,370
10% annual discount for estimated timing of cash flows	(19,762)	(17,034)	10,641
Standardized measure of discounted future net cash flows	$21,063	$111,050	$157,729

For 2015 and 2014,  the 10% annual discount for the estimated timing of cash flows resulted in a negative discount as a result of significant decreases in future cash inflows due to decreases in oil and gas prices along with lower reserve estimates.

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Beginning of the period	$111,050	$157,729	$303,430
Net change in sales and transfer prices and in production (lifting) costs related to future production	(143,808)	(57,568)	(13,278)
Changes in estimated future development costs	3,787	(5,512)	(48,594)
Sales and transfers of oil and gas produced during the period	(14,779)	(64,316)	(45,866)
Net change due to extensions, discoveries, and improved recovery	6,737	-	75,304
Net changes due to revisions in quantity estimates	(36,397)	(8,396)	(228,620)
Previously estimated development costs incurred during the period	20,636	40,962	10,136
Accretion of discount	17,606	24,251	46,711
Other-unspecified	1,895	4,125	(24,169)
Net change in income taxes	54,336	19,775	82,675
Aggregate change in the standardized measure of discounted future net cash flows for the year	(89,987)	(46,679)	(145,701)
End of the period	$21,063	$111,050	$157,729

The December 31, 2015 amount was estimated by Ryder Scott Company, L.P. using a twelve month average WTI price of $50.28 per barrel (bbl), and a Henry Hub gas price of $2.66 per million British Thermal Units, and price differentials.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is appropriately recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (SEC).  In addition, the disclosure controls and procedures ensure that information required to be disclosed, accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), allow timely decisions regarding required disclosure.  An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2015 were effective to provide reasonable assurance that information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosures.  Management’s report and the independent registered public accounting firm’s attestation report are included herein under the captions “Management’s Annual Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.

There has been no change in our internal control over financial reporting during the three months ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, and for performing an assessment of the effectiveness of internal control over our financial reporting as of December 31, 2015.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our management, including our CEO and CFO, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, our management determined that as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Our internal control over financial reporting as of December 31, 2015 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Superior Energy Services, Inc.:

We have audited Superior Energy Services, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Superior Energy Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Superior Energy Services, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Superior Energy Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income  (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015,  and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston,  Texas

February 25, 2016

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included in “Executive Officers of Registrants” in Part I of this Annual Report on Form 10-K, and is incorporated herein by reference.  Information relating to Our Shared Core Values at Work (Code of Conduct) that applies to all of our directors, officers and employees, including our senior financial officers, is included in Part I, Item 1 of this Annual Report on Form 10-K, and is incorporated herein by reference.  Other information required by this item will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

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

The following financial statements are included in Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm - Audit of Financial Statements

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income/Loss for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm - Audit of Internal Control over Financial Reporting

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013

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

4.2

Indenture, dated April 27, 2011, among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed April 27, 2011 (File No. 001-34037)), as amended by Supplemental Indenture, dated February 29, 2012, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed March 1, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated May 7, 2012, by and among SESI, L.L.C. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed May 8, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated August 29, 2014, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed September 2, 2014 (File No. 001-34037)), as further amended by Supplemental Indenture dated August 3, 2015, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed August 4, 2015 (File No. 001-34037)).

4.3

Indenture, dated December 6, 2011, among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 12, 2011 (File No. 001-34037)), as amended by Supplemental Indenture, dated February 29, 2012, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed March 1, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated May 7, 2012, by and among SESI, L.L.C. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed May 8, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated August 29, 2014, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed September 2, 2014 (File No. 001-34037)), as further amended by Supplemental Indenture dated August 3, 2015, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed August 4, 2015 (File No. 001-34037)).

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

10.11^

Superior Energy Services, Inc. Amended and Restated 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed May 28, 2015 (File No. 001-34037)).

10.12^

Form of Restricted Stock Agreement under the Superior Energy Services, Inc. 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34037)).

10.13^*	Form of Restricted Stock Unit Agreement under the Superior Energy Services, Inc. Amended and Restated 2013 Stock Incentive Plan.
10.14^*	Form of Stock Option Agreement under the Superior Energy Services, Inc. Amended and Restated 2013 Stock Incentive Plan.
10.15^

Form of Performance Share Unit Agreement under the Superior Energy Services, Inc. 2013 Stock Incentive Plan (for awards made prior to 2015) (incorporated herein by reference to Exhibit 10.22 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34037)).

10.16^*	Form of Performance Share Unit Agreement under the Superior Energy Services, Inc. 2013 Stock Incentive Plan (for awards made in 2015 and after).

10.17^

Form of Strategic Performance Award Agreement under the Superior Energy Services, Inc. 2013 Stock  Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34037)).

10.18^*	Form of Notice of Grant of Restricted Stock Units for Non-Management Directors under the Superior Energy Services, Inc. Amended and Restated 2013 Stock Incentive Plan.
10.19^

Complete Production Services, Inc. Amended and Restated 2001 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.23 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed February 28, 2012 (File No. 001-34037)), as amended by Amendment No. 1 to the Complete Production Services, Inc. Amended and Restated 2001 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.24 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed February 28, 2012 (File No. 001-34037))

10.29^

Superior Energy Services, Inc. Directors Deferred Compensation Plan, as amended and restated December 8, 2014 (incorporated herein by reference to Exhibit 10.29 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed February 26, 2015 (File No. 001-34037)).

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

10.33

Fourth Amended and Restated Credit Agreement, dated February 22,  2016, among SESI, L.L.C., Superior Energy Services, Inc., JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed February 22, 2016 (File No. 001-34037)).

14.1

Our Shared Core Values at Work (Code of Conduct) (incorporated herein by reference to Exhibit 14.1 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed February 26, 2015 (File No. 001-34037)).

21.1*	Subsidiaries of Superior Energy Services, Inc.
23.1*	Consent of KPMG LLP, independent registered public accounting firm.
23.2*	Consent of Ryder Scott Company, L.P.
23.3*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.
32.2*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.
99.1*	Appraisal Report as of December 31, 2015 on Certain Properties owned by Superior Energy Services, Inc.

99.2

Appraisal Report as of December 31, 2014 on Certain Properties owned by Superior Energy Services, Inc. (incorporated herein by reference to Exhibit 99.1 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed February 26, 2015 ((File No. 001-34037)).

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

Date: February 25, 2016
	By:	/s/ David. D. Dunlap
David D. Dunlap
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Dunlap	President and Chief Executive Officer	February 25, 2016
David D. Dunlap	(Principal Executive Officer)

/s/ Robert S. Taylor	Executive Vice President, Treasurer and	February 25, 2016
Robert S. Taylor	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Terence E. Hall	Chairman of the Board	February 25, 2016
Terence E. Hall

/s/ Harold J. Bouillion	Director	February 25, 2016
Harold J. Bouillion

/s/ James M. Funk	Director	February 25, 2016
James M. Funk

/s/ Peter D. Kinnear	Director	February 25, 2016
Peter D. Kinnear

/s/ Janiece M. Longoria	Director	February 25, 2016
Janiece M. Longoria

/s/ Michael M. McShane	Director	February 25, 2016
Michael M. McShane

/s/ W. Matt Ralls	Director	February 25, 2016
W. Matt Ralls

/s/ Justin L. Sullivan	Director	February 25, 2016
Justin L. Sullivan

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts

Years Ended December 31, 2015,  2014 and 2013

(in thousands)

	Balance at the	Charged to
	beginning of	costs and		Discontinued	Balance at the
Description	the year	expenses	Deductions	operations	end of the year
2015: Allowance for doubtful accounts	$22,076	$14,341	$4,795	$3,380	$28,242
2014: Allowance for doubtful accounts	$31,030	$6,299	$10,639	$4,614	$22,076
2013: Allowance for doubtful accounts	$28,715	$7,587	$7,763	$(2,491)	$31,030