Form 10-Q
period 2016-03-31
SUPERIOR ENERGY SERVICES INC
filed 2016-04-29
CIK 886835

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares of the registrant’s common stock outstanding on April 25, 2016 was 151,412,233.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended March 31, 2016

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2016 and December 31, 2015
(in thousands, except share data)
(unaudited)
	3/31/2016	12/31/2015
ASSETS
Current assets:
Cash and cash equivalents	$559,238	$564,017
Accounts receivable, net of allowance for doubtful accounts of $32,055 and
$28,242 at March 31, 2016 and December 31, 2015, respectively	356,842	428,514
Prepaid expenses	49,291	42,298
Inventory and other current assets	154,503	165,062
Assets held for sale	66,713	95,234
Total current assets	1,186,587	1,295,125
Property, plant and equipment, net of accumulated depreciation and depletion of $2,343,681 and $2,278,856 at March 31, 2016 and December 31, 2015, respectively	2,065,528	2,123,291
Goodwill	1,139,625	1,140,101
Notes receivable	53,325	52,382
Intangible and other long-term assets, net of accumulated amortization of $87,429 and $83,520 at March 31, 2016 and December 31, 2015, respectively	301,033	303,345
Total assets	$4,746,098	$4,914,244
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,912	$114,475
Accrued expenses	275,381	271,246
Income taxes payable	17,856	9,185
Current maturities of long-term debt	6,028	29,957
Current portion of decommissioning liabilities	22,625	19,052
Liabilities held for sale	3,495	4,661
Total current liabilities	421,297	448,576
Deferred income taxes	332,694	383,069
Decommissioning liabilities	97,011	98,890
Long-term debt, net	1,608,575	1,588,263
Other long-term liabilities	179,499	184,634
Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized-250,000,000, Issued and Outstanding-151,412,233 at March 31, 2016 Authorized-250,000,000, Issued and Outstanding-150,861,500 at December 31, 2015	151	151
Additional paid in capital	2,664,761	2,664,517
Accumulated other comprehensive loss, net	(50,449)	(45,694)
Retained deficit	(507,441)	(408,162)
Total stockholders’ equity	2,107,022	2,210,812
Total liabilities and stockholders’ equity	$4,746,098	$4,914,244

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended March 31, 2016 and 2015
(in thousands, except per share data)
(unaudited)

	2016	2015
Revenues:
Services	$313,928	$685,465
Rentals	99,205	231,770
Total revenues	413,133	917,235
Costs and expenses:
Cost of services (exclusive of items shown separately below)	252,543	481,993
Cost of rentals (exclusive of items shown separately below)	32,796	100,253
Depreciation, depletion, amortization and accretion	136,672	162,220
General and administrative expenses	103,155	150,962
Income (loss) from operations	(112,033)	21,807
Other income (expense):
Interest expense, net	(23,806)	(23,209)
Other income (expense):	7,755	(971)
Loss from continuing operations before income taxes	(128,084)	(2,373)
Income taxes	(43,548)	(878)
Net loss from continuing operations	(84,536)	(1,495)
Loss from discontinued operations, net of income tax	(2,267)	(9,640)
Net loss	$(86,803)	$(11,135)
Loss per share information:
Basic and diluted:
Continuing operations	$(0.56)	$(0.01)
Discontinued operations	(0.01)	(0.06)
Basic and diluted loss per share	$(0.57)	$(0.07)
Cash dividends declared per share	$0.08	$0.08
Weighted average common shares used in computing loss per share:
Basic and diluted	151,324	149,881

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Three Months Ended March 31, 2016 and 2015
(in thousands)
(unaudited)

	2016	2015
Net loss	$(86,803)	$(11,135)
Change in cumulative translation adjustment, net of tax	(4,755)	(14,679)
Comprehensive loss	$(91,558)	$(25,814)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016 and 2015
(in thousands)
(unaudited)
	2016	2015
Cash flows from operating activities:
Net loss	$(86,803)	$(11,135)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	136,672	162,223
Deferred income taxes	(55,371)	(4,767)
Stock based compensation expense	10,783	11,816
Other reconciling items, net	(63)	4,681
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	71,602	168,412
Inventory and other current assets	(6,529)	(14,992)
Accounts payable	(14,979)	(20,800)
Accrued expenses	(5,307)	(38,152)
Income taxes	8,987	(30,973)
Other, net	3,543	11,955
Net cash provided by operating activities	62,535	238,268
Cash flows from investing activities:
Payments for capital expenditures	(38,015)	(127,487)
Purchase of leased vessels	-	(46,442)
Other	1,880	1,900
Net cash used in investing activities	(36,135)	(172,029)
Cash flows from financing activities:
Proceeds from revolving line of credit	325,000	-
Principal payments on long-term debt	(329,106)	(5,233)
Payment of debt issuance costs	(2,364)	-
Cash dividends	(12,111)	(11,984)
Payment to extinguish capital lease obligation	-	(20,933)
Proceeds from exercise of stock options	-	6,208
Other	(8,366)	(6,367)
Net cash used in financing activities	(26,947)	(38,309)
Effect of exchange rate changes on cash	(4,232)	(6,147)
Net increase (decrease) in cash and cash equivalents	(4,779)	21,783
Cash and cash equivalents at beginning of period	564,017	393,046
Cash and cash equivalents at end of period	$559,238	$414,829

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2016

(1)Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC); however, management believes the disclosures that are made are adequate to make the information presented not misleading.  These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three months ended March 31, 2016 and 2015 has not been audited.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein.  Certain previously reported amounts have been reclassified to conform to the 2016 presentation.  The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

(2)Inventory

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process.  Supplies and consumables consist principally of products used in our services provided to customers. The components of the inventory balances are as follows (in thousands):

	March 31, 2016	December 31, 2015
Finished goods	$71,377	$71,951
Raw materials	17,387	23,418
Work-in-process	6,276	18,203
Supplies and consumables	36,271	35,189
Total	$131,311	$148,761

(3) Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company related to costs associated with the abandonment of the acquired property.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities.  The Company recorded interest income related to notes receivable of $0.9 million and $0.4 million for the three months ended March 31, 2016 and 2015.

(4)Decommissioning Liabilities

The Company’s decommissioning liabilities associated with an oil and gas property and its related assets consist of costs related to the plugging of wells, the removal of the related platform and equipment, and site restoration.  The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liabilities have changed materially.  The Company had decommissioning liabilities of $119.6 million and $117.9 million at March 31, 2016 and December 31, 2015, respectively.

(5)Debt

The Company’s outstanding debt is as follows (in thousands):

	March 31, 2016		December 31, 2015
	Long-term	Current	Long-term	Current
Revolving credit facility due February 2019	$325,000	$-	$-	$-
Senior Notes due May 2019	500,000	-	500,000	-
Senior Notes due December 2021	800,000	-	800,000	-
Term loan	-	-	305,000	20,000
Other	2,387	6,028	3,089	9,957
Total debt, gross	1,627,387	6,028	1,608,089	29,957
Unamortized debt issuance costs	(18,812)	-	(19,826)	-
Total debt	$1,608,575	$6,028	$1,588,263	$29,957

Credit Facility

At December 31, 2015, the Company had a bank credit facility, comprised of a $600.0 million revolving credit facility and a $325.0 million term loan.  In February 2016, the Company amended and extended its credit facility, resulting in a $470.3 million revolving credit facility which matures in 2019 and no longer has a term loan component. At March 31, 2016, the Company had $325.0 million of borrowings and $46.6 million of letters of credit outstanding under the credit facility. Amounts borrowed under the credit facility bear interest at LIBOR plus margins that depend on the Company’s credit rating.

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

(6)  Derivative Financial Instruments

From time to time, the Company may employ interest rate swaps in an attempt to achieve a more balanced debt portfolio between fixed and variable interest.  The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has three interest rate swap agreements related to its fixed rate debt maturing in 2021 for notional amounts of $100 million each, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and is obligated to make semi-annual interest payments at floating rates, which are adjusted every 90 days, based on LIBOR plus a fixed margin. The swap agreements, scheduled to terminate on December 15, 2021, are designated as fair value hedges of a portion of the Company’s 7 1/8% senior notes, as the derivatives have been tested to be highly effective in offsetting changes in the fair value of the underlying notes.  As these derivatives are classified as fair value hedges, the changes in the fair value of the derivatives are offset against the changes in the fair value of the underlying note in interest expense, net.  The Company recorded a derivative asset relating to these swaps of $9.6 million and $6.9 million within intangible and other long term assets in the consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively.

The location and effect of the derivative instruments on the condensed consolidated statement of operations, presented on a pre-tax basis, are as follows (in thousands):

		Three Months Ended March 31,
Effect of derivative instrument	Location of (gain) loss recognized	2016	2015
Interest rate swap	Interest expense, net	$(5,197)	$(3,448)
Hedged item - debt	Interest expense, net	2,490	2,185
		$(2,707)	$(1,263)

For the three months ended March 31, 2016 and 2015,  approximately $2.7 million and $1.3 million of interest income, respectively, was related to the ineffectiveness associated with these fair value hedges.  Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

(7)  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Inputs used in determining fair value are characterized according to a hierarchy that prioritizes those inputs based on the degree to which they are observable.  The three input levels of the fair value hierarchy are as follows.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2016	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$11,653	$368	$11,285	-
Interest rate swaps	$9,612	-	$9,612	-
Accounts payable
Non-qualified deferred compensation liabilities	$573	-	$573	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$17,582	-	$17,582	-

	December 31, 2015	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$11,548	$368	$11,180	-
Interest rate swaps	$6,905	-	$6,905	-
Accounts payable
Non-qualified deferred compensation liabilities	$721	-	$721	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$17,367	-	$17,367	-

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

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts.  The fair value of the Company’s long-term debt was approximately $1,355.5 million and $1,508.0 million at March 31, 2016 and December 31, 2015, respectively.  The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

(8)  Segment Information

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

The Company evaluates the performance of its reportable segments based on income or loss from operations.  The segment measure is calculated as follows: segment revenues less segment operating expenses, depreciation, depletion, amortization and accretion expense and allocated general and administrative expenses.  General and administrative expenses are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods which the Company believes to be a reasonable reflection of the utilization of services provided.  The Company believes this segment measure is useful in evaluating the performance of its reportable segments because it highlights operating trends and aids analytical comparisons.

Summarized financial information for the Company’s segments is as follows (in thousands):

Three Months Ended March 31, 2016

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$96,570	$132,472	$96,746	$87,345	$-	$413,133
Cost of services and rentals
(exclusive of items shown separately below)	37,534	123,330	73,874	50,601	-	285,339
Depreciation, depletion, amortization and accretion	46,784	54,627	23,585	11,676	-	136,672
General and administrative expenses	28,547	25,050	24,431	25,127	-	103,155
Loss from operations	(16,295)	(70,535)	(25,144)	(59)	-	(112,033)
Interest income (expense), net	-	-	(793)	943	(23,956)	(23,806)
Other income	-	-	-	-	7,755	7,755
Income (loss) from continuing operations before income taxes	$(16,295)	$(70,535)	$(25,937)	$884	$(16,201)	$(128,084)

Three Months Ended March 31, 2015

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$196,636	$351,084	$251,379	$118,136	$-	$917,235
Cost of services and rentals
(exclusive of items shown separately below)	61,801	254,207	191,222	75,016	-	582,246
Depreciation, depletion, amortization and accretion	48,767	59,805	39,046	14,602	-	162,220
General and administrative expenses	38,843	38,264	43,306	30,549	-	150,962
Income (loss) from operations	47,225	(1,192)	(22,195)	(2,031)	-	21,807
Interest income (expense), net	-	-	235	417	(23,861)	(23,209)
Other expense	-	-	-	-	(971)	(971)
Income (loss) from continuing operations before income taxes	$47,225	$(1,192)	$(21,960)	$(1,614)	$(24,832)	$(2,373)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
March 31, 2016	$1,288,642	$1,854,210	$870,763	$732,483	$-	$4,746,098
December 31, 2015	$1,223,191	$1,929,185	$967,719	$794,149	$-	$4,914,244

Geographic Segments

The Company attributes revenue to various countries based on the location of where services are performed or the destination of the drilling products or equipment sold or rented.  Long-lived assets consist primarily of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period.  The Company’s revenue attributed to the U.S. and to other countries and the value of its long-lived assets by those locations are as follows (in thousands):

Revenues
	Three Months Ended March 31,
	2016	2015
United States	$303,576	$760,443
Other Countries	109,557	156,792
Total	$413,133	$917,235

Long-Lived Assets
	March 31, 2016	December 31, 2015
United States	$1,726,577	$1,799,418
Other Countries	338,951	323,873
Total, net	$2,065,528	$2,123,291

(9)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants).  Under the stock incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.  The Company’s total compensation expense related to these plans was approximately $10.4 million and $11.6 million for the three months ended March 31, 2016 and 2015, respectively, which is reflected in general and administrative expenses.

(10)  Income Taxes

The Company had $29.7 million of unrecorded tax benefits at March 31, 2016 and December 31, 2015, all of which would impact the Company’s effective tax rate if recognized.  It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

(11) Earnings per Share

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

For the three months ended March 31, 2016 and 2015, the Company incurred a loss from continuing operations; therefore the impact of any incremental shares would be anti-dilutive.

(12) Discontinued Operations

During the first quarter of 2016, the Company’s management determined that the conventional decommissioning business no longer met the held for sale criteria at March 31, 2016.  Accordingly, property, plant and equipment related to the conventional decommissioning business was reclassified back to continuing operations.

At March 31, 2016, the assets of the subsea construction business were being actively marketed and the Company’s management is committed to selling the remaining assets.    At March 31, 2016, the assets and liabilities of the subsea construction business were classified as held for sale.

The following table summarizes the components of loss from discontinued operations, net of tax (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues	$-	$2,940

Loss from discontinued operations, net of tax benefit of $0 and $1,373, respectively	(2,267)	(9,640)

For the three months ended March 31, 2015, loss from discontinued operations included $0.5 million of loss related to the conventional decommissioning business.

The following summarizes the assets and liabilities related to the businesses reported as discontinued operations (in thousands):

	March 31, 2016	December 31, 2015
Current assets	$2,713	$2,600
Property, plant and equipment, net	64,000	92,634
Total assets	$66,713	$95,234
Current liabilities	$3,495	$4,661

At December 31, 2015, assets held for sale included $26.6 million of property, plant and equipment related to the conventional decommissioning business.  The Company continues to actively market these assets.

(13)  Related Party Disclosures

The Company’s President and Chief Executive Officer serves as an independent director of the board of Linn Energy, LLC (Linn), an independent oil and gas development company.  The Company recorded revenues from Linn and its subsidiaries of $1.5 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively.  The Company had trade receivables from Linn and its subsidiaries of $0.6 million and $2.0 million at March 31, 2016 and December 31, 2015, respectively.

(14)  Recently Issued Accounting Guidance

In March, 2016, the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  The guidance in this update addresses several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The new standard is effective for the Company beginning on January 1, 2017.  The Company is evaluating the effect that ASU 2016-09 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02,  Leases, which requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. The new standard is effective for the Company beginning on January 1, 2019 and should be applied using a modified retrospective approach. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents filed by us with the SEC contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include, but are not limited to: the cyclicality and volatility of the oil and gas industry, including changes in prevailing oil and gas prices or expectations about future prices; operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage for which we may have limited or no insurance coverage or indemnification rights; the effect of regulatory programs (including regarding worker health and safety laws) and environmental matters on our operations or prospects, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping services, or that future changes in climate change legislation could result in increased operating costs or reduced commodity demand globally; counter-party risks associated with reliance on key suppliers; risks associated with the uncertainty of macroeconomic and business conditions worldwide; changes in competitive and technological factors affecting our operations; credit risk associated with our customer base; the potential inability to retain key employees and skilled workers; challenges with estimating our oil and natural gas reserves and potential liabilities related to our properties; risks inherent in acquiring businesses; risks associated with cyber-attacks; risks associated with business growth during an industry recovery outpacing the capabilities of our infrastructure and workforce; political, legal, economic and other risks and uncertainties associated with our international operations; potential changes in tax laws, adverse positions taken by tax authorities or tax audits impacting our operating results; risks associated with our outstanding debt obligations and the potential effect of limiting our future growth and opeartions; our continued access to credit markets on favorable terms; and the impact that unfavorable or unusual weather conditions could have on our operations. These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements. We undertake no obligation to update any of our forward-looking statements for any reason and,  notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Executive Summary

We provide a wide variety of services and products to the energy industry related to the exploration, development and production of oil and natural gas.  We serve major, national and independent crude oil and natural gas exploration and production companies throughout the world.  Our operations are managed and organized by business units, which offer products and services within the various phases of a well’s economic life cycle.  We report our operating results in four business segments: Drilling Products and Services; Onshore Completion and Workover Services; Production Services; and Technical Solutions.  To a large degree, our business depends upon the spending levels of oil and gas companies for exploration, development and production activities, which are sensitive to changes in crude oil and natural gas prices.  See “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.      As a result of the significant decline in oil and gas prices, our customers have significantly reduced their expenditures and requested pricing concessions and/or other arrangements to reduce their operating costs.

The ultimate impact on us of the current industry downturn will depend upon its length and several other factors, many of which remain beyond our control.  We will continue refining our business and adjusting our cost structure to respond to market conditions.  Additionally, we believe our businesses have competitive advantages to respond quickly when the market ultimately recovers.

For the three months ended March 31, 2016, revenue was $413.1 million and loss from continuing operations was $84.5 million, or  a $0.56 loss per share.  Net loss was $86.8 million, or a  $0.57 loss per share.  During the first quarter of 2016, we continued to implement several company-wide cost reduction initiatives.  As a result, we recorded $15.3 million in expense for severance and facility closures.

First quarter 2016 revenue in our Drilling Products and Services segment decreased 14% sequentially to $96.6 million, as compared to $111.7 million in the fourth quarter of 2015.  U.S. land revenue decreased 31% sequentially to $19.9 million, Gulf of Mexico revenue decreased 9% sequentially to $45.6 million and international revenue decreased 5% sequentially to $31.1 million.  Revenue for all major product and service lines of this segment were impacted by lower levels of activity and pricing pressure for our services.

First quarter 2016 revenue in our Onshore Completion and Workover Services segment decreased 14% sequentially to $132.5 million, as compared to $153.8 million in the fourth quarter of 2015.  All of this segment’s revenue is derived from the U.S. land market area.  All product and service lines in this segment were impacted negatively by lower levels of activity and pricing pressure for our services.

First quarter 2016 revenue in our Production Services segment decreased 29% sequentially to $96.7 million, as compared to $135.6 million in the fourth quarter of 2015. U.S. land revenue decreased 43% sequentially to $27.5 million, and international revenue decreased 28% sequentially to $52.8 million due to decreased levels of hydraulic workover and snubbing and coiled tubing operations. Gulf of Mexico revenue increased 16% sequentially to $16.4 million, primarily as a result of increased slickline and hydraulic workover and snubbing operations.

First quarter 2016 revenue in our Technical Solutions segment decreased 39% sequentially to $87.3 million, as compared to $144.1 million in the fourth quarter of 2015, which included  a $22.9 million contract termination fee.  U.S. land revenue decreased 17% sequentially to $10.2 million, Gulf of Mexico revenue decreased 51% sequentially to $51.4 million, and international revenue decreased 2% to  $25.7 million. Revenue for all major product and service lines of this segment were impacted by lower levels of activity and pricing pressure for our services.

Comparison of the Results of Operations for the Three Months Ended March 31, 2016 and 2015

For the three months ended March 31, 2016, our revenue was $413.1 million, resulting in a loss from continuing operations of $84.5 million, or a  $0.56 loss per share.  Net loss was $86.8 million, or a  $0.57 loss per share.    Included in the results for the three months ended March 31, 2016 was a pre-tax charge of $15.3 million for severance and facility closures. For the three months ended March 31, 2015, revenue was $917.2 million and loss from continuing operations was $1.5 million, or a  $0.01 loss per share.  Net loss was $11.1 million, or a  $0.07 loss per share.

The following table compares our operating results for the three months ended March 31, 2016 and 2015 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue			Cost of Services and Rentals
	2016	2015	Change	2016	%	2015	%	Change
Drilling Products and Services	$96,570	$196,636	$(100,066)	$37,534	39%	$61,801	31%	$(24,267)
Onshore Completion and
Workover Services	132,472	351,084	(218,612)	123,330	93%	254,207	72%	(130,877)
Production Services	96,746	251,379	(154,633)	73,874	76%	191,222	76%	(117,348)
Technical Solutions	87,345	118,136	(30,791)	50,601	58%	75,016	63%	(24,415)
Total	$413,133	$917,235	$(504,102)	$285,339	69%	$582,246	63%	$(296,907)

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 51% to $96.6 million for the three months ended March 31, 2016, as compared to $196.6 million for the same period in 2015.  Cost of services and rentals as a percentage of revenue increased to 39% of segment revenue for the three months ended March 31, 2016, as compared to 31% for the same period in 2015.  Revenue from our Gulf of Mexico market area decreased 46%, revenue generated from our U.S. land market area decreased 68% and revenue from our international market area decreased 38%.  Revenues for all major product and service lines of this segment were impacted by lower levels of activity and pricing pressure for our services.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 62% to $132.5 million for the three months ended March 31, 2016, as compared to $351.1 million for the same period in 2015.  All of this segment’s revenue is derived from the U.S. land market area.  Cost of services and rentals as a percentage of revenues increased to 93% of segment revenue from 72% in the first quarter of 2015.  All product and service lines in this segment were impacted negatively by reduced customer spending and activity as well as continued pricing pressure in North America during the quarter.

Production Services Segment

Revenue from our Production Services segment for the three months ended March 31, 2016 decreased by 62% to $96.7 million, as compared to $251.4 million for the same period in 2015.  Cost of services and rentals as a percentage of revenue remained unchanged at 76%.  Revenue derived from the Gulf of Mexico market area decreased 36%, revenue from the U.S. land market area decreased 81% and revenue from international market areas decreased 35%.    The Production Services segment’s revenue was lower in all product and service lines primarily due to lower levels of activity and pricing pressure for our services.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 26% to $87.3 million for the three months ended March 31, 2016, as compared to $118.1 million for the same period in 2015.  Cost of services and rentals as a percentage of revenue decreased to 58% of segment revenue from 63% in the first quarter of 2015.  Revenue in our U.S. land market area decreased 45% and revenue in our Gulf of Mexico market area decreased 30%.    Revenue in our international market areas remained unchanged. Revenues for all major product and service lines of this segment were impacted by lower levels of activity and pricing pressure for our services.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $136.7 million during the three months ended March 31, 2016 from $162.2 million during the same period in 2015. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $2.0 million, or 4%; for our Onshore Completion and Workover Services segment by $5.2 million, or 9%; for our Production Services segment by $15.4 million, or 40% and for our Technical Solutions segment by $2.9 million, or 20%.  The decrease in depreciation, depletion, amortization and accretion is primarily due to lower asset values as a result of the impairments recorded during the second half on 2015 as well as reduced capital expenditures.

General and Administrative Expenses

General and administrative expenses were $103.2 million for the three months ended March 31, 2016 as compared to $151.0 million for the same period in 2015.  The decrease is primarily attributable to lower levels of employee and infrastructure-related expenses as a result of our cost reduction programs.

Discontinued Operations

Loss from discontinued operations, net of tax, was $2.3 million for the three months ended March 31, 2016 as compared to $9.6 million for the same period in 2015.  For the three months ended March 31, 2015, loss from discontinued operations included $0.5 million of loss related to the conventional decommissioning business.

Liquidity and Capital Resources

In the three months ended March 31, 2016, we generated net cash from operating activities of $62.5 million, as compared to $238.3 million in the same period of 2015.  Our primary liquidity needs are for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operations and available borrowings under our credit facility.  We had cash and cash equivalents of $559.2 million at March 31, 2016, compared to $564.0 million at December 31, 2015.  At March 31, 2016, approximately $66.9 million of our cash balance was held outside the United States.  Cash balances held in foreign jurisdictions could be repatriated to the United States, however, they would be subject to federal income taxes, less applicable foreign tax credits.  We have not provided U.S. income tax expense on earnings of our foreign subsidiaries because we expect to reinvest the undistributed earnings indefinitely.

We spent $38.0 million of cash on capital expenditures during the three months ended March 31, 2016.  Approximately $12.5 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory, and approximately $4.4 million, $20.2 million and $0.9 million was spent to maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Technical Solutions segments, respectively.

During the three months ended March 31, 2016, we generated $24.5 million of free cash flow.  We define free cash flow as operating cash flows less capital expenditures.

During the first quarter of 2016, we paid $12.1 million of dividends to stockholders, since then we announced that the Company eliminated the quarterly dividend program.

We have a $470.3 million revolving credit facility.  At  March 31, 2016, we had $325.0 million of borrowings and $46.6 million of letters of credit outstanding under the credit facility. At April 25, 2016, we had $250.0 million of borrowings, and approximately $47.3 million of letters of credit outstanding under the credit facility.   Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our credit rating. Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants.  It also limits our ability to pay dividends or make distributions, make acquisitions, create liens or incur additional indebtedness. At March 31, 2016, we were in compliance with all such covenants.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1 and November 1 of each year through the maturity date of May 1, 2019.  The indenture contains customary events of default and requires that we satisfy various covenants. At March 31, 2016, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021.  The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants. At March 31, 2016, we were in compliance with all such covenants.

During the first quarter of 2016, credit ratings for our outstanding debt were downgraded with the ratings of B1 with Moody’s Investors Service and BB with Standard and Poor’s.

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

Recently Issued Accounting Guidance

See Part I, Item 1, “Financial Statements – Note 14 – Recently Issued Accounting Guidance.”

Off-Balance Sheet Arrangements

At March 31, 2016, we had no off-balance sheet arrangements.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes.  At March 31, 2016, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At March 31, 2016, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Revolving credit facility due 2019	$-	$325,000
6 3/8 % Senior Notes due 2019	500,000	-
7 1/8% Senior Notes due 2021	500,000	300,000
Other	8,415	-
Total Debt	$1,008,415	$625,000

Variable debt of $300 million represents the portion of the $800 million aggregate principal amount of our 7 1/8% senior notes subject to the fixed-to-variable interest rate swap agreements. Based on the amount of this debt outstanding as of March 31, 2016, a 10% increase in the variable interest rate would have increased our interest expense for the three months ended March 31, 2016 by approximately $0.7 million, while a 10% decrease would have decreased our interest expense by approximately $0.7 million.

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

b.

Changes in internal control.  There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
January 1 - 31, 2016	347,819	$9.80	-	$500,000,000
February 1 - 29, 2016	1,940	$10.14	-	$500,000,000
March 1 - 31, 2016	564	$12.92	-	$500,000,000
Total	350,323	$9.80	-	$500,000,000

(1)	Through our stock incentive plans, 350,323 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock and restricted stock units.
(2)

On December 11, 2014, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our common stock, which will expire on December 31, 2016.  At March 31, 2016, $500 million remained authorized under the stock repurchase program.

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

SUPERIOR ENERGY SERVICES, INC.

Date:	April 29, 2016	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)