Form 10-Q
period 2016-06-30
SUPERIOR ENERGY SERVICES INC
filed 2016-07-27
CIK 886835

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of shares of the registrant’s common stock outstanding on July 25, 2016 was 151,700,848.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended June 30, 2016

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2016 and December 31, 2015
(in thousands, except share data)
(unaudited)
	6/30/2016	12/31/2015
ASSETS
Current assets:
Cash and cash equivalents	$485,847	$564,017
Accounts receivable, net of allowance for doubtful accounts of $30,524 and
$28,242 at June 30, 2016 and December 31, 2015, respectively	306,484	428,514
Prepaid expenses	42,706	42,298
Inventory and other current assets	151,917	165,062
Assets held for sale	66,637	95,234
Total current assets	1,053,591	1,295,125
Property, plant and equipment, net of accumulated depreciation and depletion of $2,237,405 and $2,278,856 at June 30, 2016 and December 31, 2015, respectively	1,869,204	2,123,291
Goodwill	806,779	1,140,101
Notes receivable	54,181	52,382
Intangible and other long-term assets, net of accumulated amortization of $63,656 and $83,520 at June 30, 2016 and December 31, 2015, respectively	231,505	303,345
Total assets	$4,015,260	$4,914,244
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,097	$114,475
Accrued expenses	224,487	271,246
Income taxes payable	2,768	9,185
Current maturities of long-term debt	728	29,957
Current portion of decommissioning liabilities	22,654	19,052
Liabilities held for sale	2,730	4,661
Total current liabilities	320,464	448,576
Deferred income taxes	250,649	383,069
Decommissioning liabilities	96,381	98,890
Long-term debt, net	1,533,060	1,588,263
Other long-term liabilities	185,522	184,634
Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized-250,000,000, Issued and Outstanding-151,700,848 at June 30, 2016 Authorized-250,000,000, Issued and Outstanding-150,861,500 at December 31, 2015	152	151
Additional paid in capital	2,674,947	2,664,517
Accumulated other comprehensive loss, net	(67,617)	(45,694)
Retained deficit	(978,298)	(408,162)
Total stockholders’ equity	1,629,184	2,210,812
Total liabilities and stockholders’ equity	$4,015,260	$4,914,244

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2016 and 2015
(in thousands, except per share data)
(unaudited)

	Three Months		Six Months
	2016	2015	2016	2015
Revenues:
Services	$293,964	$534,959	$607,892	$1,220,423
Rentals	62,307	175,825	161,512	407,596
Total revenues	356,271	710,784	769,404	1,628,019
Costs and expenses:
Cost of services (exclusive of items shown separately below)	226,752	387,565	479,295	869,558
Cost of rentals (exclusive of items shown separately below)	31,883	77,968	64,679	178,221
Depreciation, depletion, amortization and accretion	132,037	158,352	268,709	320,572
General and administrative expenses	82,747	129,661	183,724	280,623
Reduction in value of assets	460,283	807,637	462,461	807,637
Loss from operations	(577,431)	(850,399)	(689,464)	(828,592)
Other income (expense):
Interest expense, net	(22,748)	(25,382)	(46,554)	(48,591)
Other income (expense):	10,681	(6,524)	18,436	(7,495)
Loss from continuing operations before income taxes	(589,498)	(882,305)	(717,582)	(884,678)
Income taxes	(120,866)	(107,173)	(164,414)	(108,051)
Net loss from continuing operations	(468,632)	(775,132)	(553,168)	(776,627)
Loss from discontinued operations, net of income tax	(2,225)	(9,857)	(4,492)	(19,497)
Net loss	$(470,857)	$(784,989)	$(557,660)	$(796,124)
Loss per share information:
Basic and diluted:
Continuing operations	$(3.09)	$(5.15)	$(3.66)	$(5.17)
Discontinued operations	(0.02)	(0.07)	(0.03)	(0.13)
Basic and diluted loss per share	$(3.11)	$(5.22)	$(3.69)	$(5.30)
Cash dividends declared per share	$-	$0.08	$0.08	$0.16
Weighted average common shares used in computing loss per share:
Basic and diluted	151,456	150,485	151,124	150,196

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Three and Six Months Ended June 30, 2016 and 2015
(in thousands)
(unaudited)

	Three Months		Six Months
	2016	2015	2016	2015
Net loss	$(470,857)	$(784,989)	$(557,660)	$(796,124)
Change in cumulative translation adjustment, net of tax	(17,168)	14,234	(21,923)	(445)
Comprehensive loss	$(488,025)	$(770,755)	$(579,583)	$(796,569)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016 and 2015
(in thousands)
(unaudited)
	2016	2015
Cash flows from operating activities:
Net loss	$(557,660)	$(796,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	268,709	320,572
Deferred income taxes	(137,753)	(140,031)
Reduction in value of assets	462,461	807,637
Stock based compensation expense	22,496	24,943
Other reconciling items, net	(10,146)	3,638
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	121,044	349,926
Inventory and other current assets	(4,495)	5,273
Accounts payable	(22,779)	(85,195)
Accrued expenses	(60,033)	(69,908)
Income taxes	(5,062)	(33,280)
Other, net	20,920	46,065
Net cash provided by operating activities	97,702	433,516
Cash flows from investing activities:
Payments for capital expenditures	(67,402)	(240,305)
Purchase of leased vessels	-	(46,442)
Other	1,980	(2,909)
Net cash used in investing activities	(65,422)	(289,656)
Cash flows from financing activities:
Proceeds from revolving line of credit	325,000	7,475
Payments on revolving line of credit	(75,000)	(7,475)
Principal payments on long-term debt	(334,664)	(10,483)
Proceeds from issuance of long-term debt	-	6,946
Payment of debt issuance costs	(2,389)	-
Cash dividends	(12,111)	(24,021)
Payment to extinguish capital lease obligation	-	(20,933)
Proceeds from exercise of stock options	-	8,800
Other	(5,230)	(3,718)
Net cash used in financing activities	(104,394)	(43,409)
Effect of exchange rate changes on cash	(6,056)	6,765
Net increase (decrease) in cash and cash equivalents	(78,170)	107,216
Cash and cash equivalents at beginning of period	564,017	393,046
Cash and cash equivalents at end of period	$485,847	$500,262

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2016

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

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and six months ended June 30, 2016 and 2015 has not been audited.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein.  Certain previously reported amounts have been reclassified to conform to the 2016 presentation.  The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

(2)  Reduction in Value of Assets and Other Charges

For the three and six months ended June 30, 2016 and 2015, the Company recorded $462.5 million and $807.6 million in expense related to the reduction in value of assets, respectively.  The components of the reduction in value of assets are as follows (in thousands):

	2016	2015
Reduction in value of goodwill	$330,500	$575,389
Reduction in value of long-lived assets	105,859	150,256
Retirements of long-lived assets	26,102	42,545
Reduction in value of assets related to sale of a business	-	39,447
Total reduction in value of assets	$462,461	$807,637

Reduction in Value of Goodwill

Goodwill is tested for impairment annually as of October 1st or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  The Company completed a qualitative analysis of its goodwill as of June 30, 2016 and determined that further testing of the Onshore Completion and Workover Services and Production Services segments’ goodwill was necessary.  Due to the prolonged downturn in the oil and gas industry and the impact it has had on the Company’s activity levels, the Company’s goodwill impairment evaluation as of June 30, 2016, indicated that the carrying values of the Onshore Completion and Workover Services and Production Services segments exceeded their fair values so that goodwill was potentially impaired.  The Company then performed the second step of the goodwill impairment test, which involved calculating the implied fair value of the segments’ goodwill by allocating the fair values of the Onshore Completion and Workover Services and Production Services segments to all of their assets and liabilities (other than goodwill) and comparing them to the carrying amounts of the goodwill.  To estimate the fair value of the reporting unit (which is consistent with the reported business segment), the Company used a weighting of the discounted cash flow method and the public company guideline method of determining fair value of the reporting unit. The Company weighted the discounted cash flow method 80% and the public company guideline method 20% due to differences between the Company’s reporting unit and peer companies’ size, profitability and diversity of operations.

During the second quarter of 2016, the Company recorded a $330.5 million reduction in value of goodwill relating to its Onshore Completion and Workover Services and Production Services segments.  The Company determined that the implied fair value of its goodwill for the Onshore Completion and Workover Services segment was less than its carrying value and recorded a $140.0 million impairment of the Onshore Completion and Workover Services segment’s goodwill.  In addition, the Company determined that the implied fair value of its goodwill for the Production Services segment was less than its carrying value and recorded a $190.5 million impairment of the Production Services segment’s goodwill.  The reduction in values of goodwill in the Onshore Completion and

Workover Services and Production Services segments was primarily driven by further deterioration of market conditions during the period and the Company’s forecast did not indicate a timely recovery sufficient to support the carrying values of the goodwill.

During the second quarter of 2015, the Company recorded a $575.4 million reduction in the value of goodwill relating to its Production Services segment.  The Company determined that the implied fair value of its goodwill for the Production Services segment was less than its carrying value and recorded a $575.4 million impairment of the Production Services segment’s goodwill.  The reduction in the value of goodwill in the Production Services segment was primarily driven by the decline in demand for coiled tubing services and the Company’s forecast did not indicate a timely recovery sufficient to support the carrying value of the goodwill.

At June 30, 2016 and December 31, 2015, the Company’s accumulated reduction in value of goodwill was $1,748.2 million and $1,417.7 million, respectively.

Reduction in Value of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to their fair value calculated, in part, by the estimated undiscounted future cash flows expected to be generated by the assets.  Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance.  Estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance.  The Company’s assets are grouped by line of business or division for the impairment testing, which represent the lowest level of identifiable cash flows.  If the asset grouping’s fair value is less than the carrying amount of those items, impairment losses are recorded in the amount by which the carrying amount of such assets exceeds the fair value.  The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market transactions and is subject to variability.

During the second quarter of 2016, the Company recorded $105.9 million in connection with the reduction in value of its long-lived assets.  The reduction in value of assets was comprised of $2.9 million related to equipment and $45.9 million related to intangibles in the fluid management business in the Onshore Completion and Workover Services segment and $12.4 million related to equipment and $21.0 million related to intangibles, primarily relating to the cementing business in the Production Services segment.  In addition, the Company recorded $23.7 million related to the reduction in carrying values of certain accommodation units included in the Drilling Products and Services segment.  The reduction in value of assets recorded during the second quarter of 2016 was primarily driven by the decline in demand for these services.

During the second quarter of 2015, the Company recorded $150.3 million in connection with the reduction in value of its long-lived assets.  The reduction in value of assets was comprised of $78.5 million related to equipment and $43.1 million related to intangibles in the coiled tubing business in the Production Services segment and $12.9 million related to mechanical drilling rigs included in the Onshore Completion and Workover Services segment.  In addition, the Company recorded $15.8 million related to reduction in carrying values of certain international accommodation units included in the Drilling Products and Services segment.

Retirements of Long-Lived Assets

During the second quarter of 2016, the Company recorded $23.9 million in the Drilling Products and Services segment for retirement and abandonment of excess and inoperable and/or functionally obsolete long-lived assets that would require a significant cost to refurbish.

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

Other Charges

During the three and six months ended June 30, 2016, the Company recorded a $7.4 million and $20.4 million expense, respectively, primarily for severance and facility closures. At June 30, 2016, the accrued lease termination liability balances were $7.6 million and $10.0 million, included in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet. At December 31, 2015, the accrued lease termination liability balances were $7.2 million and $11.1 million, included in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

(3)Inventory

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process.  Supplies and consumables consist principally of products used in our services provided to customers. The components of the inventory balances are as follows (in thousands):

	June 30, 2016	December 31, 2015
Finished goods	$67,396	$71,951
Raw materials	16,805	23,418
Work-in-process	5,623	18,203
Supplies and consumables	34,730	35,189
Total	$124,554	$148,761

(4) Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company related to costs associated with the abandonment of the acquired property.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities.  The Company recorded interest income related to notes receivable of $1.8 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.

(5)Decommissioning Liabilities

The Company’s decommissioning liabilities associated with an oil and gas property and its related assets consist of costs related to the plugging of wells, the removal of the related platform and equipment, and site restoration.  The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liabilities have changed materially.  The Company had decommissioning liabilities of $119.0 million and $117.9 million at June  30, 2016 and December 31, 2015, respectively.

(6)Debt

The Company’s outstanding debt is as follows (in thousands):

	June 30, 2016		December 31, 2015
	Long-term	Current	Long-term	Current
Revolving credit facility due February 2019	$250,000	$-	$-	$-
Senior Notes due May 2019	500,000	-	500,000	-
Senior Notes due December 2021	800,000	-	800,000	-
Term loan	-	-	305,000	20,000
Other	839	728	3,089	9,957
Total debt, gross	1,550,839	728	1,608,089	29,957
Unamortized debt issuance costs	(17,779)	-	(19,826)	-
Total debt, net	$1,533,060	$728	$1,588,263	$29,957

Credit Facility

At December 31, 2015, the Company had a bank credit facility, comprised of a $600.0 million revolving credit facility and a $325.0 million term loan.  In February 2016, the Company amended and extended its credit facility, resulting in a $470.3 million revolving credit facility that matures in 2019 and no longer has a term loan component.  In July 2016, the Company amended the credit facility and repaid the outstanding balance of $250.0 million.  The amended agreement, among other things, reduces the size of the facility to $400.0 million, suspends the maximum leverage ratio covenant until the fourth quarter of 2017 and replaces it with a senior secured debt to earnings before interest, taxes, depreciation and amortization ratio covenant during this period and modifies the restricted payment covenant to eliminate our ability to pay dividends and make equity repurchases until September 2017.

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

(7)  Derivative Financial Instruments

From time to time, the Company may employ interest rate swaps in an attempt to achieve a more balanced debt portfolio between fixed and variable interest.  The Company does not use derivative financial instruments for trading or speculative purposes.

The Company has three interest rate swap agreements related to its fixed rate debt maturing in 2021 for notional amounts of $100 million each, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and is obligated to make semi-annual interest payments at floating rates, which are adjusted every 90 days, based on LIBOR plus a fixed margin. The swap agreements, scheduled to terminate on December 15, 2021, are designated as fair value hedges of a portion of the Company’s 7 1/8% senior notes, as the derivatives have been tested to be highly effective in offsetting changes in the fair value of the underlying notes.  As these derivatives are classified as fair value hedges, the changes in the fair value of the derivatives are offset against the changes in the fair value of the underlying note in interest expense, net.  The Company recorded a derivative asset relating to these swaps of $10.8 million and $6.9 million within intangible and other long term assets in the consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively.

The location and effect of the derivative instruments on the condensed consolidated statement of operations, presented on a pre-tax basis, are as follows (in thousands):

		Three Months Ended June 30,
Effect of derivative instrument	Location of (gain) loss recognized	2016	2015
Interest rate swap	Interest expense, net	$(923)	$3,257
Hedged item - debt	Interest expense, net	(320)	(2,671)
		$(1,243)	$586

		Six Months Ended June 30,
Effect of derivative instrument	Location of (gain) loss recognized	2016	2015
Interest rate swap	Interest expense, net	$(6,120)	$(191)
Hedged item - debt	Interest expense, net	2,170	(486)
		$(3,950)	$(677)

For the six months ended June 30, 2016 and 2015, approximately $4.0 million and $0.7 million of interest income, respectively, was related to the ineffectiveness associated with these fair value hedges.  Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

(8)  Fair Value Measurements

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2016	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$11,892	$367	$11,525	-
Interest rate swaps	$10,855	-	$10,855	-
Accounts payable
Non-qualified deferred compensation liabilities	$1,020	-	$1,020	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$18,948	-	$18,948	-

	December 31, 2015	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$11,548	$368	$11,180	-
Interest rate swaps	$6,905	-	$6,905	-
Accounts payable
Non-qualified deferred compensation liabilities	$721	-	$721	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$17,367	-	$17,367	-

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

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts.  The fair value of the Company’s long-term debt was approximately $1,517.8 million and $1,508.0 million as of June 30, 2016 and December 31, 2015, respectively.  The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

The following table reflects the fair value measurements used in testing the impairments of long-lived assets and goodwill (in thousands):

	Six Months Ended June 30, 2016
	Impairment	Fair Value
Goodwill	$330,500	$668,864
Property, plant and equipment, net	$38,977	$284,457
Intangible assets	$66,882	$-

Fair value is measured as of the impairment date using Level 3 inputs.  See note 2 for discussion of reduction in value of assets and other charges.

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

The Company evaluates the performance of its reportable segments based on income or loss from operations.  The segment measure is calculated as follows: segment revenues less segment operating expenses, depreciation, depletion, amortization and accretion expense, reduction in value of assets and allocated general and administrative expenses.  General and administrative expenses are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods that the Company believes to be a reasonable reflection of the utilization of services provided.  The Company believes this segment measure is useful in evaluating the performance of its reportable segments because it highlights operating trends and aids analytical comparisons.

Summarized financial information for the Company’s segments is as follows (in thousands):

Three Months Ended June 30, 2016

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$80,633	$115,893	$80,543	$79,202	$-	$356,271
Cost of services and rentals
(exclusive of items shown separately below)	34,637	115,370	64,310	44,318	-	258,635
Depreciation, depletion, amortization and accretion	44,353	52,912	22,987	11,785	-	132,037
General and administrative expenses	25,259	20,076	16,415	20,997	-	82,747
Reduction in value of assets	47,659	188,741	223,883	-	-	460,283
Income (loss) from operations	(71,275)	(261,206)	(247,052)	2,102	-	(577,431)
Interest income (expense), net	-	-	(520)	856	(23,084)	(22,748)
Other income	-	-			10,681	10,681
Income (loss) from continuing operations before income taxes	$(71,275)	$(261,206)	$(247,572)	$2,958	$(12,403)	$(589,498)

Three Months Ended June 30, 2015

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$146,376	$226,459	$208,669	$129,280	$-	$710,784
Cost of services and rentals
(exclusive of items shown separately below)	47,722	182,240	156,509	79,062	-	465,533
Depreciation, depletion, amortization and accretion	49,408	55,465	36,463	17,016	-	158,352
General and administrative expenses	30,150	32,785	35,799	30,927	-	129,661
Reduction in value of assets	15,797	40,263	751,577	-	-	807,637
Income (loss) from operations	3,299	(84,294)	(771,679)	2,275	-	(850,399)
Interest income (expense), net	-	-	(369)	424	(25,437)	(25,382)
Other expense	-	-	-	-	(6,524)	(6,524)
Income (loss) from continuing operations before income taxes	$3,299	$(84,294)	$(772,048)	$2,699	$(31,961)	$(882,305)

Six Months Ended June 30, 2016

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$177,203	$248,365	$177,289	$166,547	$-	$769,404
Cost of services and rentals
(exclusive of items shown separately below)	72,171	238,700	138,184	94,919	-	543,974
Depreciation, depletion, amortization and accretion	91,137	107,539	46,572	23,461	-	268,709
General and administrative expenses	53,806	45,126	38,668	46,124	-	183,724
Reduction in value of assets	47,659	188,741	226,061	-	-	462,461
Income (loss) from operations	(87,570)	(331,741)	(272,196)	2,043	-	(689,464)
Interest expense, net	-	-	(1,313)	1,799	(47,040)	(46,554)
Other expense	-	-	-	-	18,436	18,436
Income (loss) from continuing operations before income taxes	$(87,570)	$(331,741)	$(273,509)	$3,842	$(28,604)	$(717,582)

Six Months Ended June 30, 2015

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$343,012	$577,543	$460,048	$247,416	$-	$1,628,019
Cost of services and rentals
(exclusive of items shown separately below)	109,523	436,447	347,731	154,078	-	1,047,779
Depreciation, depletion, amortization and accretion	98,175	115,270	75,509	31,618	-	320,572
General and administrative expenses	68,993	71,049	79,105	61,476	-	280,623
Reduction in value of assets	15,797	40,263	751,577	-	-	807,637
Income (loss) from operations	50,524	(85,486)	(793,874)	244	-	(828,592)
Interest expense, net	-	-	(134)	841	(49,298)	(48,591)
Other expense	-	-	-	-	(7,495)	(7,495)
Income (loss) from continuing operations before income taxes	$50,524	$(85,486)	$(794,008)	$1,085	$(56,793)	$(884,678)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
June 30, 2016	$1,099,741	$1,597,004	$599,350	$719,165	$-	$4,015,260
December 31, 2015	$1,223,191	$1,929,185	$967,719	$794,149	$-	$4,914,244

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

Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$261,384	$541,337	$564,960	$1,301,780
Other Countries	94,887	169,447	204,444	326,239
Total	$356,271	$710,784	$769,404	$1,628,019

Long-Lived Assets
			June 30, 2016	December 31, 2015
United States			$1,506,127	$1,799,418
Other Countries			363,077	323,873
Total, net			$1,869,204	$2,123,291

(10)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants).  Under the stock incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.  The Company’s total compensation expense related to these plans was approximately $21.3 million and $24.5 million for the six months ended June 30, 2016 and 2015, respectively, which is reflected in general and administrative expenses.

(11)  Income Taxes

The Company had $29.7 million of unrecorded tax benefits at June 30, 2016 and December 31, 2015, all of which would impact the Company’s effective tax rate if recognized.  It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

(12) Earnings per Share

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

For the six months ended June 30, 2016 and 2015, the Company incurred a loss from continuing operations; therefore the impact of any incremental shares would be anti-dilutive.

(13) Discontinued Operations

During the first quarter of 2016, the Company’s management determined that the conventional decommissioning business no longer met the held for sale criteria at March 31, 2016.  Accordingly, property, plant and equipment related to the conventional decommissioning business was reclassified back to continuing operations.

At June 30, 2016, the assets of the subsea construction business were being actively marketed and the Company’s management is committed to selling the remaining assets.  At June 30, 2016, the assets and liabilities of the subsea construction business were classified as held for sale.

The following table summarizes the components of loss from discontinued operations, net of tax (in thousands):

	Three Months Ended June 30,
	2016	2015
Revenues	$-	$15,167

Loss from discontinued operations, net of tax benefit of $0 and $343, respectively	(2,225)	(9,857)

	Six Months Ended June 30,
	2016	2015
Revenues	$-	$18,107

Loss from discontinued operations, net of tax benefit of $0 and $1,716, respectively	(4,492)	(19,497)

For the three and six months ended June 30, 2015, loss from discontinued operations included $0.6 million and $1.1 million, respectively, of loss related to the conventional decommissioning business.

The following summarizes the assets and liabilities related to the businesses reported as discontinued operations (in thousands):

	June 30, 2016	December 31, 2015
Current assets	$2,637	$2,600
Property, plant and equipment, net	64,000	92,634
Total assets	$66,637	$95,234
Current liabilities	$2,730	$4,661

At December 31, 2015, assets held for sale included $26.6 million of property, plant and equipment related to the conventional decommissioning business.

(14)  Related Party Disclosures

The Company’s President and Chief Executive Officer serves as an independent director of the board of Linn Energy, LLC (Linn), an independent oil and gas development company.  The Company recorded revenues from Linn and its subsidiaries of $2.6 million and $4.2 million for the six months ended June 30, 2016 and 2015, respectively.  The Company had trade receivables from Linn and its subsidiaries of $0.9 million and $2.0 million as of June 30, 2016 and December 31, 2015, respectively.

(15)  Recently Issued Accounting Guidance

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents filed by us with the SEC contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include, but are not limited to: the cyclicality and volatility of the oil and gas industry, including changes in prevailing oil and gas prices or expectations about future prices; operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage for which we may have limited or no insurance coverage or indemnification rights; the effect of regulatory programs (including regarding worker health and safety laws) and environmental matters on our operations or prospects, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping services, or that future changes in climate change legislation could result in increased operating costs or reduced commodity demand globally; counter-party risks associated with reliance on key suppliers; risks associated with the uncertainty of macroeconomic and business conditions worldwide; changes in competitive and technological factors affecting our operations; credit risk associated with our customer base; the potential inability to retain key employees and skilled workers; challenges with estimating our oil and natural gas reserves and potential liabilities related to our properties; risks inherent in acquiring businesses; risks associated with cyber-attacks; risks associated with business growth during an industry recovery outpacing the capabilities of our infrastructure and workforce; political, legal, economic and other risks and uncertainties associated with our international operations; potential changes in tax laws, adverse positions taken by tax authorities or tax audits impacting our operating results; risks associated with our outstanding debt obligations and the potential effect of limiting our future growth and operations; our continued access to credit markets on favorable terms; and the impact that unfavorable or unusual weather conditions could have on our operations. These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements. We undertake no obligation to update any of our forward-looking statements for any reason and,  notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

For the three months ended June 30, 2016, revenue was $356.3 million and net loss from continuing operations was $468.6 million, or  a $3.09 loss per share.  Net loss was $470.9 million, or $3.11 loss per share.  During the second quarter of 2016, we recorded a pre-tax expense of $460.3 million in reduction in value of assets, which consisted of $330.5 million of goodwill impairments and $129.8 million of impairments and retirements of long-lived assets.  We also recorded a pre-tax charge of $7.4 million for severance and facility closures.

Second quarter 2016 revenue in our Drilling Products and Services segment decreased 17% sequentially to $80.7 million, as compared to $96.6 million in the first quarter of 2016.  U.S. land revenue decreased 41% sequentially to $11.7 million, Gulf of Mexico revenue decreased 15% sequentially to $38.9 million and international revenue decreased 3% sequentially to $30.1 million.  Revenue for all major product and service lines of this segment were impacted by lower levels of activity and pricing pressure.

Second quarter 2016 revenue in our Onshore Completion and Workover Services segment decreased 13% sequentially to $115.9 million, as compared to $132.5 million in the first quarter of 2016.  All of this segment’s revenue is derived from the U.S. land market area.  All product and service lines in this segment were impacted negatively by lower levels of activity and pricing pressure.

Second quarter 2016 revenue in our Production Services segment decreased 17% sequentially to $80.5 million, as compared to $96.7 million in the first quarter of 2016. U.S. land revenue decreased 26% sequentially to $20.4 million, and international revenue decreased 16% sequentially to $44.5 million due primarily to decreased levels of hydraulic workover and snubbing operations, partially offset by an increase in coiled tubing activities. Gulf of Mexico revenue decreased 5% sequentially to $15.6 million, primarily as a result of decreased slickline and hydraulic workover and snubbing operations.

Second quarter 2016 revenue in our Technical Solutions segment decreased 9% sequentially to $79.2 million, as compared to $87.3 million in the first quarter of 2016.  U.S. land revenue decreased 11% sequentially to $9.1 million, Gulf of Mexico revenue decreased 3% sequentially to $49.8 million, and international revenue decreased 21% to $20.3 million. Revenue for all major product and service lines of this segment were impacted by lower levels of activity and pricing pressure.

Comparison of the Results of Operations for the Three Months Ended June 30, 2016 and 2015

For the three months ended June 30, 2016, our revenue was $356.3 million, resulting in a net loss from continuing operations of $468.6 million, or a $3.09 loss per share.  Net loss was $470.9 million, or a $3.11 loss per share.  Included in the results for the three months ended June 30, 2016 were pre-tax charges of $460.3 million related to the reduction in value of assets and $7.4 million for severance and facility closures. For the three months ended June 30, 2015, revenue was $710.8 million and net loss from continuing operations was $775.1 million, or a $5.15 loss per share.  Net loss was $785.0 million, or a $5.22 loss per share.  Included in the results for the three months ended June 30, 2015 was a pre-tax charge for $807.6 million related to the reduction in value of assets.

The following table compares our operating results for the three months ended June 30, 2016 and 2015 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue			Cost of Services and Rentals
	2016	2015	Change	2016	%	2015	%	Change
Drilling Products and Services	$80,633	$146,376	$(65,743)	$34,637	43%	$47,722	33%	$(13,085)
Onshore Completion and
Workover Services	115,893	226,459	(110,566)	115,370	100%	182,240	80%	(66,870)
Production Services	80,543	208,669	(128,126)	64,310	80%	156,509	75%	(92,199)
Technical Solutions	79,202	129,280	(50,078)	44,318	56%	79,062	61%	(34,744)
Total	$356,271	$710,784	$(354,513)	$258,635	73%	$465,533	65%	$(206,898)

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 45% to $80.7 million for the three months ended June 30, 2016, as compared to $146.3 million for the same period in 2015.  Cost of services and rentals as a percentage of revenue increased to 43% of segment revenue for the three months ended June 30, 2016, as compared to 33% for the same period in 2015.  Revenue from our Gulf of Mexico market area decreased 37%, revenue generated from our U.S. land market area decreased 69% and revenue from our international market area decreased 36%.  Revenues for all major product and service lines of this segment were impacted by lower levels of activity and pricing pressure for our services.  In addition, during the three months ended June 30, 2016, we recorded $47.7 million in reduction in value of assets as compared to $15.8 million recorded for the same period in 2015.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 49% to $115.9 million for the three months ended June 30, 2016, as compared to $226.5 million for the same period in 2015.  All of this segment’s revenue is derived from the U.S. land market area.  Cost of services and rentals as a percentage of revenues increased to 100% of segment revenue from 80% in the second quarter of 2015.  All product and service lines in this segment were impacted negatively by reduced customer spending and activity as well as continued pricing pressure in North America during the quarter.  In addition, during the three months ended June 30, 2016, we recorded $188.7 million in reduction in value of assets as compared to $40.2 million recorded for the same period in 2015.

Production Services Segment

Revenue from our Production Services segment for the three months ended June 30, 2016 decreased by 61% to $80.5 million, as compared to $208.7 million for the same period in 2015.  Cost of services and rentals as a percentage of revenue increased to 80% of segment revenue from 75% in the second quarter of 2015.  Revenue derived from the Gulf of Mexico market area decreased 30%, revenue from the U.S. land market area decreased 80% and revenue from international market areas decreased 48%.  The Production Services segment’s revenue was lower in all product and service lines primarily due to lower levels of activity and pricing pressure for our services.  In addition, during the three months ended June 30, 2016, we recorded $223.9 million in reduction in value of assets as compared to $751.6 million recorded for the same period in 2015.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 39% to $79.2 million for the three months ended June 30, 2016, as compared to $129.3 million for the same period in 2015.  Cost of services and rentals as a percentage of revenue decreased to 56% of segment revenue from 61% in the second quarter of 2015.  Revenue in our U.S. land market area decreased 36% and revenue in our Gulf of Mexico market area decreased 37%.    Revenue in our international market areas decreased 44%. Revenues for all major product and service lines of this segment were impacted by lower levels of activity and pricing pressure for our services.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $132.0 million during the three months ended June 30, 2016 from $158.4 million during the same period in 2015. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $5.1 million, or 10%; for our Onshore Completion and Workover Services segment by $2.6 million, or 5%; for our Production Services segment by $13.5 million, or 37% and for our Technical Solutions segment by $5.2 million, or 31%.  The decrease in depreciation, depletion, amortization and accretion is primarily due to lower asset values as a result of the impairments recorded during the second half of 2015 as well as reduced capital expenditures.

General and Administrative Expenses

General and administrative expenses were $82.7 million for the three months ended June 30, 2016 as compared to $129.7 million for the same period in 2015.  The decrease is primarily attributable to significant cost reduction initiatives that resulted in lower levels of employee and infrastructure-related expenses.

Reduction in Value of Assets

Reduction in value of assets for the three months ended June 30, 2016 was $460.3 million as compared to $807.6 million for the same period in 2015. The reduction in value of assets recorded during the three months ended June 30, 2016 included $190.5 million related to the Production Services segment goodwill impairment and $140.0 million related to the Onshore Completion and Workover Services segment goodwill impairment. In addition, the reduction in value of assets expense included $105.9 million related to reduction in value of long-lived assets within the Drilling Products and Services, Onshore Completion and Workover Services and Production Services segments.  The reduction in value of assets recorded during the three months ended June 30, 2015 included $575.4 million related to Production Services segment goodwill impairment and $232.2 million related to reduction in long-lived assets within the Production Services, Onshore Completion and Workover Services and Drilling Products and Services segments.

Other Income/Expense

Other income/expense for the three months ended June 30, 2016 was $10.7 million income as compared to $6.5 million loss for the same period in 2015. The increase in other income is primarily attributable to foreign currency translations.

Income Taxes

Our effective tax rate for the three months ended June 30, 2016 was 21% compared to a 12% effective tax rate for the same period in 2015.  The difference in the effective tax rate from the statutory rate is primarily due to the reduction in value of goodwill which is non-deductible for income tax purposes.

Discontinued Operations

Loss from discontinued operations, net of tax, was $2.2 million for the three months ended June 30, 2016 as compared to $9.9 million for the same period in 2015.  Loss from discontinued operations for the three months ended June 30, 2015 included a $15.5 million reduction in value of the marine vessels.

Comparison of the Results of Operations for the Six Months Ended June 30, 2016 and 2015

For the six months ended June 30, 2016, our revenue was $769.4 million, resulting in a net loss from continuing operations of $553.2 million, or a $3.66 loss per share.  Net loss was $557.7 million, or a $3.69 loss per share.  Included in the results for the six months ended June 30, 2016 were pre-tax charges of $462.5 million related to the reduction in value of assets and $20.4 million for severance and facility closures.  For the six months ended June 30, 2015, revenue was $1,628.0 million and net loss from continuing operations was $776.6 million, or a $5.17 loss per share.  Net loss was $796.1 million, or a $5.30 loss per share.  Included in the results for the six months ended June 30, 2015 was a pre-tax charge for $807.6 million related to the reduction in value of assets.

The following table compares our operating results for the six months ended June 30, 2016 and 2015 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue			Cost of Services and Rentals
	2016	2015	Change	2016	%	2015	%	Change
Drilling Products and Services	$177,203	$343,012	$(165,809)	$72,171	41%	$109,523	32%	$(37,352)
Onshore Completion and
Workover Services	248,365	577,543	(329,178)	238,700	96%	436,447	76%	(197,747)
Production Services	177,289	460,048	(282,759)	138,184	78%	347,731	76%	(209,547)
Technical Solutions	166,547	247,416	(80,869)	94,919	57%	154,078	62%	(59,159)
Total	$769,404	$1,628,019	$(858,615)	$543,974	71%	$1,047,779	64%	$(503,805)

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 48%  to $177.2 million for the six months ended June 30, 2016, as compared to $343.0 million for the same period in 2015.  Cost of services and rentals as a percentage of revenue increased to 41% of segment revenue for the six months ended June 30, 2016, as compared to 32% for the same period in 2015.  Revenue from our Gulf of Mexico market area decreased 42%, revenue generated from our U.S. land market area decreased 68% and revenue from our international market area decreased 37%.  Revenues for all major product and service lines of this segment were impacted by lower levels of activity and pricing pressure for our services.    In addition, during the six months ended June 30, 2016, we recorded $47.7 million in reduction in value of assets as compared to $15.8 million recorded for the same period in 2015.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 57% to $248.4 million for the six months ended June 30, 2016, as compared to $577.6 million for the same period in 2015.  All of this segment’s revenue is derived from the U.S. land market area.  Cost of services and rentals as a percentage of revenues increased to 96% of segment revenue from 76% in the first half of 2015.  All product and service lines in this segment were impacted negatively by reduced customer spending and activity as well as continued pricing pressure in North America during the quarter.    In addition, during the six months ended June 30, 2016, we recorded $118.7 million in reduction in value of assets as compared to $40.2 million recorded for the same period in 2015.

Production Services Segment

Revenue from our Production Services segment for the six months ended June 30, 2016 decreased by 61% to $177.3 million, as compared to $460.0 million for the same period in 2015.  Cost of services and rentals as a percentage of revenue increased to 78% of segment revenue from 76% in the first half of 2015.  Revenue derived from the Gulf of Mexico market area decreased 33%, revenue from the U.S. land market area decreased 80% and revenue from international market areas decreased 42%.  The Production Services segment’s revenue was lower in all product and service lines primarily due to lower levels of activity and pricing pressure for our services.  In addition, during the six months ended June 30, 2016, we recorded $226.1 million in reduction in value of assets as compared to $751.6 million recorded for the same period in 2015.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 33% to $166.5 million for the six months ended June 30, 2016, as compared to $247.4 million for the same period in 2015.  Cost of services and rentals as a percentage of revenue decreased to 57% of segment revenue from 62% in the first half of 2015.  Revenue in our U.S. land market area decreased 41% and revenue in our Gulf of Mexico market area decreased 34% and revenue from international market areas decreased 26%. Revenues for all major product and service lines of this segment were impacted by lower levels of activity and pricing pressure for our services.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $268.7 million during the six months ended June 30, 2016 from $320.6 million during the same period in 2015. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $7.1 million, or 7%; for our Onshore Completion and Workover Services segment by $7.7 million, or 7%; for our Production Services segment by $28.9 million, or 38%, and for our Technical Solutions segment by $8.2 million, or 26%.  The decrease in depreciation, depletion, amortization and accretion is primarily due to lower asset values as a result of the impairments recorded during the second half of 2015 as well as reduced capital expenditures.

General and Administrative Expenses

General and administrative expenses were $183.7 million for the six months ended June 30, 2016 as compared to $280.6 million for the same period in 2015.  The decrease is primarily attributable to significant cost reduction initiatives that resulted in lower levels of employee and infrastructure-related expenses.

Reduction in Value of Assets

Reduction in value of assets for the six months ended June 30, 2016 was $462.5 million as compared to $807.6 million for the same period in 2015. The reduction in value of assets recorded during the six months ended June 30, 2016 included $190.5 million related to the Production Services segment goodwill impairment and $140.0 million related to the Onshore Completion and Workover Services segment goodwill impairment. In addition, the reduction in value of assets expense included $105.8 million related to reduction in value of long-lived assets within the Drilling Products and Services, Onshore Completion and Workover Services and Production Services segments.  The reduction in value of assets recorded during the six months ended June 30, 2015 included $575.4 million related to the Production Services segment goodwill impairment and $232.2 million related to reduction in long-lived assets within the Production Services, Onshore Completion and Workover Services and Drilling Products and Services segments.

Other Income/Expense

Other income/expense for the six months ended June 30, 2016 was $18.4 million income as compared to a $7.5 million loss for the same period in 2015. The increase in other income is primarily attributable to foreign currency translations.

Income Taxes

Our effective tax rate for the six months ended June 30, 2016 was 23% compared to a 12% effective tax rate for the same period in 2015.  The difference in the effective tax rate from the statutory rate is primarily due to the reduction in value of goodwill which is non-deductible for income tax purposes.

Discontinued Operations

Loss from discontinued operations, net of tax, was $4.5 million for the six months ended June 30, 2016 as compared to $19.5 million for the same period in 2015.  Loss from discontinued operations for the six months ended June 30, 2015 included a $15.5 million reduction in value of the marine vessels.

Liquidity and Capital Resources

In the six months ended June 30, 2016, we generated net cash from operating activities of $97.7 million, as compared to $433.5 million in the same period of 2015.  Our primary liquidity needs are for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operations and available borrowings under our credit facility.  We had cash and cash equivalents of $485.8 million at June 30, 2016, compared to $564.0 million at December 31, 2015.  During the second quarter of 2016, we made a $75.0 million payment on our revolving credit facility.  At June 30, 2016, approximately $43.3 million of our cash balance was held outside the United States.  Cash balances held in foreign jurisdictions could be repatriated to the United States, however, they would be subject to federal income taxes, less applicable foreign tax credits.  We have not provided U.S. income tax expense on earnings of our foreign subsidiaries because we expect to reinvest the undistributed earnings indefinitely.

We spent $67.4 million of cash on capital expenditures during the six months ended June 30, 2016.  Approximately $36.1 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory, and approximately $5.5 million, $23.6 million and $2.2 million was spent to maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Technical Solutions segments, respectively.

During the six months ended June 30, 2016, we generated $30.3 million of free cash flow.  We define free cash flow as operating cash flows less capital expenditures. Cash flows from operations included a $36.0 million income tax refund received during the second quarter of 2016.

During the first quarter of 2016, we paid $12.1 million of dividends to stockholders, but we have since announced that the Company has eliminated the quarterly dividend program.

At June 30, 2016, we had $250.0 million of borrowings and $38.2 million of letters of credit outstanding under our revolving credit facility.  In July 2016, we amended the credit facility and repaid the outstanding balance of $250.0 million with cash on hand.  The amended agreement, among other things, reduces the size of the facility to $400.0 million, suspends the maximum leverage ratio covenant until the fourth quarter of 2017 and replaces it with a senior secured debt to earnings before interest, taxes, depreciation and amortization ratio covenant during this period and modifies the restricted payment covenant to eliminate our ability to pay dividends and make equity repurchases until September 2017.  At July 25, 2016, we had $38.3 million of letters of credit outstanding under the credit facility.   Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our credit rating.  Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants.  The credit facility also limits our ability to pay dividends or make distributions, make acquisitions, create liens or incur additional indebtedness. At June 30, 2016, we were in compliance with all such covenants.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1 and November 1 of each year through the maturity date of May 1, 2019.  The indenture contains customary events of default and requires that we satisfy various covenants. At June 30, 2016, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021.  The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants. At June 30, 2016, we were in compliance with all such covenants.

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

Recently Issued Accounting Guidance

See Part I, Item 1, “Financial Statements – Note 15 – Recently Issued Accounting Guidance.”

Off-Balance Sheet Arrangements

At June 30, 2016, we had no off-balance sheet arrangements.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes.  At June 30, 2016, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At June 30, 2016, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
Revolving credit facility due 2019	$-	$250,000
6 3/8 % Senior Notes due 2019	500,000	-
7 1/8% Senior Notes due 2021	500,000	300,000
Other	1,567	-
Total Debt	$1,001,567	$550,000

Variable debt of $300 million represents the portion of the $800 million aggregate principal amount of our 7 1/8% senior notes subject to the fixed-to-variable interest rate swap agreements. Based on the amount of this debt outstanding as of June 30, 2016, a 10% increase in the variable interest rate would have increased our interest expense for the six months ended June 30, 2016 by approximately $1.5 million, while a 10% decrease would have decreased our interest expense by approximately $1.5 million.

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

b.

Changes in internal control.  There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
April 1 - 30, 2016	-	$-	-	$500,000,000
May 1 - 31, 2016	86	$15.80	-	$500,000,000
June 1 - 30, 2016	2,490	$17.23	-	$500,000,000
Total	2,576	$17.19	-	$500,000,000

(1)	Through our stock incentive plans, 2,576 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock and restricted stock units.
(2)

On December 11, 2014, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our common stock, which will expire on December 31, 2016.  At June 30, 2016, $500 million remained authorized under the stock repurchase program.

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

SUPERIOR ENERGY SERVICES, INC.

Date:	July 27, 2016	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)