Form 10-Q
period 2016-09-30
SUPERIOR ENERGY SERVICES INC
filed 2016-10-26
CIK 886835

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

The number of shares of the registrant’s common stock outstanding on October 24, 2016 was 151,741,328.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended September 30, 2016

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2016 and December 31, 2015
(in thousands, except share data)
(unaudited)
	9/30/2016	12/31/2015
ASSETS
Current assets:
Cash and cash equivalents	$278,155	$564,017
Accounts receivable, net of allowance for doubtful accounts of $30,592 and
$28,242 at September 30, 2016 and December 31, 2015, respectively	271,323	428,514
Prepaid expenses	37,477	42,298
Inventory and other current assets	151,084	165,062
Assets held for sale	62,247	95,234
Total current assets	800,286	1,295,125
Property, plant and equipment, net of accumulated depreciation and depletion of $2,395,301 and $2,278,856 at September 30, 2016 and December 31, 2015, respectively	1,753,713	2,123,291
Goodwill	806,087	1,140,101
Notes receivable	55,782	52,382
Intangible and other long-term assets, net of accumulated amortization of $67,036 and $83,520 at September 30, 2016 and December 31, 2015, respectively	227,952	303,345
Total assets	$3,643,820	$4,914,244
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,641	$114,475
Accrued expenses	242,376	271,246
Income taxes payable	2,919	9,185
Current maturities of long-term debt	-	29,957
Current portion of decommissioning liabilities	22,770	19,052
Liabilities held for sale	3,080	4,661
Total current liabilities	352,786	448,576
Deferred income taxes	200,664	383,069
Decommissioning liabilities	99,485	98,890
Long-term debt, net	1,283,581	1,588,263
Other long-term liabilities	193,571	184,634
Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized-250,000,000, Issued and Outstanding-151,719,236 at September 30, 2016 Authorized-250,000,000, Issued and Outstanding-150,861,500 at December 31, 2015	152	151
Additional paid in capital	2,682,188	2,664,517
Accumulated other comprehensive loss, net	(72,310)	(45,694)
Retained deficit	(1,096,297)	(408,162)
Total stockholders’ equity	1,513,733	2,210,812
Total liabilities and stockholders’ equity	$3,643,820	$4,914,244

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2016 and 2015
(in thousands, except per share data)
(unaudited)

	Three Months		Nine Months
	2016	2015	2016	2015
Revenues:
Services	$266,093	$464,545	$873,985	$1,684,968
Rentals	60,132	136,851	221,644	544,447
Total revenues	326,225	601,396	1,095,629	2,229,415
Costs and expenses:
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	223,766	355,373	703,061	1,224,931
Cost of rentals (exclusive of depreciation, depletion, amortization and accretion )	34,402	65,112	99,081	243,333
Depreciation, depletion, amortization and accretion - services	100,579	113,362	312,713	353,202
Depreciation, depletion, amortization and accretion - rentals	22,729	33,395	79,304	114,127
General and administrative expenses	86,743	123,189	270,467	403,812
Reduction in value of assets	-	755,632	462,461	1,563,269
Loss from operations	(141,994)	(844,667)	(831,458)	(1,673,259)
Other income (expense):
Interest expense, net	(21,771)	(22,622)	(68,325)	(71,213)
Other income (expense):	3,667	(3,123)	22,103	(10,620)
Loss from continuing operations before income taxes	(160,098)	(870,412)	(877,680)	(1,755,092)
Income taxes	(46,185)	(53,825)	(210,599)	(161,876)
Net loss from continuing operations	(113,913)	(816,587)	(667,081)	(1,593,216)
Loss from discontinued operations, net of income tax	(4,085)	(4,610)	(8,577)	(24,107)
Net loss	$(117,998)	$(821,197)	$(675,658)	$(1,617,323)
Loss per share information:
Basic and diluted:
Continuing operations	$(0.75)	$(5.42)	$(4.40)	$(10.60)
Discontinued operations	(0.03)	(0.03)	(0.06)	(0.16)
Basic and diluted loss per share	$(0.78)	$(5.45)	$(4.46)	$(10.76)
Cash dividends declared per share	$-	$0.08	$0.08	$0.24
Weighted average common shares used in computing loss per share:
Basic and diluted	151,707	150,742	151,337	150,372

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
Three and Nine Months Ended September 30, 2016 and 2015
(in thousands)
(unaudited)

	Three Months		Nine Months
	2016	2015	2016	2015
Net loss	$(117,998)	$(821,197)	$(675,658)	$(1,617,323)
Change in cumulative translation adjustment, net of tax	(4,693)	(7,483)	(26,616)	(7,928)
Comprehensive loss	$(122,691)	$(828,680)	$(702,274)	$(1,625,251)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016 and 2015
(in thousands)
(unaudited)
	2016	2015
Cash flows from operating activities:
Net loss	$(675,658)	$(1,617,323)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	392,017	467,329
Deferred income taxes	(186,232)	(195,308)
Reduction in value of assets	462,461	1,563,269
Stock based compensation expense	34,167	34,721
Other reconciling items, net	(10,392)	18,348
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	155,717	438,698
Inventory and other current assets	(5,028)	10,924
Accounts payable	(8,692)	(105,683)
Accrued expenses	(41,617)	(74,741)
Income taxes	(4,515)	(30,254)
Other, net	34,447	55,507
Net cash provided by operating activities	146,675	565,487
Cash flows from investing activities:
Payments for capital expenditures	(74,071)	(318,908)
Purchase of leased vessels	-	(46,442)
Other	6,238	(1,425)
Net cash used in investing activities	(67,833)	(366,775)
Cash flows from financing activities:
Proceeds from revolving line of credit	325,123	7,475
Payments on revolving line of credit	(325,123)	(7,475)
Principal payments on long-term debt	(337,576)	(15,775)
Proceeds from issuance of long-term debt	-	10,357
Payment of debt issuance costs	(2,675)	-
Cash dividends	(12,111)	(36,081)
Payment to extinguish capital lease obligation	-	(20,933)
Proceeds from exercise of stock options	-	8,800
Other	(5,410)	(3,760)
Net cash used in financing activities	(357,772)	(57,392)
Effect of exchange rate changes on cash	(6,932)	(692)
Net increase (decrease) in cash and cash equivalents	(285,862)	140,628
Cash and cash equivalents at beginning of period	564,017	393,046
Cash and cash equivalents at end of period	$278,155	$533,674

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2016

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

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and nine months ended September 30, 2016 and 2015 has not been audited.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein.  Certain previously reported amounts have been reclassified to conform to the 2016 presentation.  The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

(2)  Reduction in Value of Assets and Other Charges

For the three and nine months ended September 30, 2016 and 2015, the Company recorded $0, $462.5 million, $755.6 million and $1,563.3 million in expense related to the reduction in value of assets, respectively.  The components of the reduction in value of assets are as follows (in thousands):

	Three Months Ended September 30,
	2016	2015
Reduction in value of goodwill	$-	$740,000
Reduction in value of long-lived assets	-	15,632
Total reduction in value of assets	$-	$755,632

	Nine Months Ended September 30,
	2016	2015
Reduction in value of goodwill	$330,500	$1,315,389
Reduction in value of long-lived assets	105,859	165,888
Retirements of long-lived assets	26,102	42,545
Reduction in value of assets related to sale of a business	-	39,447
Total reduction in value of assets	$462,461	$1,563,269

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

During the three and nine months ended September 30, 2015, the Company recorded $740.0 million and $1,315.4 million in expense related to the reduction in value of goodwill, respectively.  During the three months ended June 30, 2015, the Company recorded a $575.4 million reduction in the value of goodwill relating to its Production Services segment.  The Company determined that the implied fair value of its goodwill for the Production Services segment was less than its carrying value and recorded a $575.4 million impairment of the Production Services segment’s goodwill.  The reduction in the value of goodwill in the Production Services segment was primarily driven by the decline in demand for coiled tubing services and the Company’s forecast did not indicate a timely recovery sufficient to support the carrying value of the goodwill.

During the three months ended September 30, 2015, the Company recorded a $740.0 million reduction in the value of goodwill relating to its Onshore Completion and Workover Services segment.  The Company determined that the implied fair value of its goodwill for the Onshore Completion and Workover Services segment was less than its carrying value and recorded a $740.0 million impairment of the segment’s goodwill.  The reduction in the value of goodwill in the Onshore Completion and Workover Services segment was primarily driven by deterioration of market conditions during the period and the Company’s forecast did not indicate a timely recovery sufficient to support the carrying value of the goodwill.

At September 30, 2016 and December 31, 2015, the Company’s accumulated reduction in value of goodwill was $1,748.2 million and $1,417.7 million, respectively.

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

During the three and nine months ended September 30, 2016, the Company recorded $0 and $105.9 million, respectively, in connection with the reduction in value of its long-lived assets.  The reduction in value of assets was comprised of $2.9 million related to equipment and $45.9 million related to intangibles in the fluid management business in the Onshore Completion and Workover Services segment and $12.4 million related to equipment and $21.0 million related to intangibles, primarily relating to the cementing business in the Production Services segment.  In addition, the Company recorded $23.7 million related to the reduction in carrying values of certain accommodation units included in the Drilling Products and Services segment.  The reduction in value of assets recorded during the second quarter of 2016 was primarily driven by the decline in demand for these services.

During the three and nine months ended September 30, 2015, the Company recorded $15.6 million and $166.0 million in connection with the reduction in value of its long-lived assets.  The reduction in value of assets was comprised of $78.5 million related to equipment and $58.8 million related to intangibles in the coiled tubing and pressure control tools businesses in the Production Services segment and $12.9 million related to mechanical drilling rigs included in the Onshore Completion and Workover Services segment.  In addition, the Company recorded $15.8 million related to reduction in carrying values of certain international accommodation units included in the Drilling Products and Services segment.

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

Other Charges

During the three and nine months ended September 30, 2016, the Company recorded a $2.3 million and $22.8 million expense, respectively, primarily for severance and facility closures. At September 30, 2016, the accrued lease termination liability balances were $6.0 million and $9.0 million, included in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet. At December 31, 2015, the accrued lease termination liability balances were $7.2 million and $11.1 million, included in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

(3)Inventory

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process.  Supplies and consumables consist principally of products used in our services provided to customers. The components of the inventory balances are as follows (in thousands):

	September 30, 2016	December 31, 2015
Finished goods	$67,749	$71,951
Raw materials	16,745	23,418
Work-in-process	4,194	18,203
Supplies and consumables	35,224	35,189
Total	$123,912	$148,761

(4) Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company related to costs associated with the abandonment of the acquired property.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities.  The Company recorded interest income related to notes receivable of $2.7 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

(5)Decommissioning Liabilities

The Company’s decommissioning liabilities associated with an oil and gas property and its related assets consist of costs related to the plugging of wells, the removal of the related platform and equipment, and site restoration.  The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liabilities have changed materially.  The Company had decommissioning liabilities of $122.3 million and $117.9 million at September  30, 2016 and December 31, 2015, respectively.

(6)Debt

The Company’s outstanding debt is as follows (in thousands):

	September 30, 2016		December 31, 2015
	Long-term	Current	Long-term	Current
Senior Notes due May 2019	$500,000	$-	$500,000	$-
Senior Notes due December 2021	800,000	-	800,000	-
Term loan	-	-	305,000	20,000
Other	-	-	3,089	9,957
Total debt, gross	1,300,000	-	1,608,089	29,957
Unamortized debt issuance costs	(16,419)	-	(19,826)	-
Total debt, net	$1,283,581	$-	$1,588,263	$29,957

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

The Company has three interest rate swap agreements related to its fixed rate debt maturing in 2021 for notional amounts of $100 million each, whereby the Company is entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and is obligated to make semi-annual interest payments at floating rates, which are adjusted every 90 days, based on LIBOR plus a fixed margin. The swap agreements, scheduled to terminate on December 15, 2021, are designated as fair value hedges of a portion of the Company’s 7 1/8% senior notes, as the derivatives have been tested to be highly effective in offsetting changes in the fair value of the underlying notes.  As these derivatives are classified as fair value hedges, the changes in the fair value of the derivatives are offset against the changes in the fair value of the underlying note in interest expense, net.  The Company recorded a derivative asset relating to these swaps of $10.9 million and $6.9 million within intangible and other long term assets in the consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively.

The location and effect of the derivative instruments on the condensed consolidated statement of operations, presented on a pre-tax basis, are as follows (in thousands):

		Three Months Ended September 30,
Effect of derivative instrument	Location of (gain) loss recognized	2016	2015
Interest rate swap	Interest expense, net	$1,791	$(5,452)
Hedged item - debt	Interest expense, net	(1,805)	3,134
		$(14)	$(2,318)

		Nine Months Ended September 30,
Effect of derivative instrument	Location of (gain) loss recognized	2016	2015
Interest rate swap	Interest expense, net	$(4,329)	$(5,643)
Hedged item - debt	Interest expense, net	365	2,648
		$(3,964)	$(2,995)

For the nine months ended September 30, 2016 and 2015,  approximately $4.0 million and $3.0 million of interest income, respectively, was related to the ineffectiveness associated with these fair value hedges.  Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2016	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$12,370	$367	$12,003	-
Interest rate swaps	$10,869	-	$10,869	-
Accounts payable
Non-qualified deferred compensation liabilities	$1,589	-	$1,589	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$18,591	-	$18,591	-

	December 31, 2015	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$11,548	$368	$11,180	-
Interest rate swaps	$6,905	-	$6,905	-
Accounts payable
Non-qualified deferred compensation liabilities	$721	-	$721	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$17,367	-	$17,367	-

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

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts.  The fair value of the Company’s long-term debt was approximately $1,282.0 million and $1,508.0 million as of September 30, 2016 and December 31, 2015, respectively.  The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

The following table reflects the fair value measurements used in testing the impairments of long-lived assets and goodwill (in thousands):

	Nine Months Ended September 30, 2016
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

Summarized financial information for the Company’s segments is as follows (in thousands):

Three Months Ended September 30, 2016

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$63,570	$125,022	$73,540	$64,093	$-	$326,225
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	30,137	124,747	62,818	40,466	-	258,168
Depreciation, depletion, amortization and accretion	39,612	51,346	21,469	10,881	-	123,308
General and administrative expenses	23,168	23,124	16,975	23,476	-	86,743
Loss from operations	(29,347)	(74,195)	(27,722)	(10,730)	-	(141,994)
Interest income (expense), net	-	-	(17)	870	(22,624)	(21,771)
Other income	-	-			3,667	3,667
Loss from continuing operations before income taxes	$(29,347)	$(74,195)	$(27,739)	$(9,860)	$(18,957)	$(160,098)

Three Months Ended September 30, 2015

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$128,489	$202,912	$163,937	$106,058	$-	$601,396
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	43,827	174,429	130,021	72,208	-	420,485
Depreciation, depletion, amortization and accretion	48,366	53,836	29,954	14,601	-	146,757
General and administrative expenses	29,299	30,044	34,395	29,451	-	123,189
Reduction in value of assets	-	740,000	15,632	-	-	755,632
Income (loss) from operations	6,997	(795,397)	(46,065)	(10,202)	-	(844,667)
Interest income (expense), net	-	-	(845)	430	(22,207)	(22,622)
Other expense	-	-	-	-	(3,123)	(3,123)
Income (loss) from continuing operations before income taxes	$6,997	$(795,397)	$(46,910)	$(9,772)	$(25,330)	$(870,412)

Nine Months Ended September 30, 2016

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$240,773	$373,387	$250,829	$230,640	$-	$1,095,629
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	102,308	363,447	201,002	135,385	-	802,142
Depreciation, depletion, amortization and accretion	130,749	158,885	68,041	34,342	-	392,017
General and administrative expenses	76,974	68,250	55,643	69,600	-	270,467
Reduction in value of assets	47,659	188,741	226,061	-	-	462,461
Loss from operations	(116,917)	(405,936)	(299,918)	(8,687)	-	(831,458)
Interest expense, net	-	-	(1,330)	2,669	(69,664)	(68,325)
Other expense	-	-	-	-	22,103	22,103
Loss from continuing operations before income taxes	$(116,917)	$(405,936)	$(301,248)	$(6,018)	$(47,561)	$(877,680)

Nine Months Ended September 30, 2015

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$471,501	$780,455	$623,985	$353,474	$-	$2,229,415
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	153,350	610,876	477,752	226,286	-	1,468,264
Depreciation, depletion, amortization and accretion	146,541	169,106	105,463	46,219	-	467,329
General and administrative expenses	98,292	101,093	113,500	90,927	-	403,812
Reduction in value of assets	15,797	780,263	767,209	-	-	1,563,269
Income (loss) from operations	57,521	(880,883)	(839,939)	(9,958)	-	(1,673,259)
Interest expense, net	-	-	(979)	1,271	(71,505)	(71,213)
Other expense	-	-	-	-	(10,620)	(10,620)
Income (loss) from continuing operations before income taxes	$57,521	$(880,883)	$(840,918)	$(8,687)	$(82,125)	$(1,755,092)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
September 30, 2016	$934,094	$1,556,485	$563,915	$589,326	$-	$3,643,820
December 31, 2015	$1,223,191	$1,929,185	$967,719	$794,149	$-	$4,914,244

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

Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$243,586	$470,154	$808,546	$1,771,934
Other Countries	82,639	131,242	287,083	457,481
Total	$326,225	$601,396	$1,095,629	$2,229,415

Long-Lived Assets
			September 30, 2016	December 31, 2015
United States			$1,410,751	$1,799,418
Other Countries			342,962	323,873
Total, net			$1,753,713	$2,123,291

(10)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants).  Under the stock incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.  The Company’s total compensation expense related to these plans was approximately $32.4 million and $34.0 million for the nine months ended September 30, 2016 and 2015, respectively, which is reflected in general and administrative expenses.

(11)  Income Taxes

The Company had $29.7 million of unrecorded tax benefits at September 30, 2016 and December 31, 2015, all of which would impact the Company’s effective tax rate if recognized.  It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

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

For the three and nine months ended September 30, 2016 and 2015, the Company incurred a loss from continuing operations; therefore the impact of any incremental shares would be anti-dilutive.

(13) Discontinued Operations

During the first quarter of 2016, the Company’s management determined that the conventional decommissioning business no longer met the held for sale criteria.  Accordingly, property, plant and equipment related to the conventional decommissioning business was reclassified back to continuing operations.

At September 30, 2016, the assets of the subsea construction business were being actively marketed and the Company’s management is committed to selling the remaining assets, which were classified as held for sale.

The following table summarizes the components of loss from discontinued operations, net of tax (in thousands):

	Three Months Ended September 30,
	2016	2015
Revenues	$-	$588

Loss from discontinued operations, net of tax benefit of $0 and $275, respectively	(4,085)	(4,610)

	Nine Months Ended September 30,
	2016	2015
Revenues	$-	$18,694

Loss from discontinued operations, net of tax benefit of $0 and $1,991, respectively	(8,577)	(24,107)

For the three and nine months ended September 30, 2015, loss from discontinued operations included $0.5 million and $1.6 million, respectively, of loss related to the conventional decommissioning business.

The following summarizes the assets and liabilities related to the businesses reported as discontinued operations (in thousands):

	September 30, 2016	December 31, 2015
Current assets	$2,247	$2,600
Property, plant and equipment, net	60,000	92,634
Total assets	$62,247	$95,234
Current liabilities	$3,080	$4,661

At December 31, 2015, assets held for sale also included $26.6 million of property, plant and equipment related to the conventional decommissioning business.

(14)  Related Party Disclosures

The Company’s President and Chief Executive Officer serves as an independent director of the board of Linn Energy, LLC (Linn), an independent oil and gas development company.  The Company recorded revenues from Linn and its subsidiaries of $4.0 million and $6.0 million for the nine months ended September 30, 2016 and 2015, respectively.  The Company had trade receivables from Linn and its subsidiaries of $0.5 million and $2.0 million as of September 30, 2016 and December 31, 2015, respectively.

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

Executive Summary

General

We provide a wide variety of services and products to the energy industry.  We serve major, national and independent oil and natural gas exploration and production companies around the world throughout the various phases of a well’s economic life cycle.  We report our results in four segments: Drilling Products and Services; Onshore Completion and Workover Services; Production Services; and Technical Solutions.

Industry Trends

The oil and gas industry is both highly cyclical and seasonal.  The level of spending by oil and gas companies is highly influenced by current and expected demand and future prices of oil and natural gas. Changes in spending result in an increased or decreased demand for our services and products. Rig count is an indicator of the level of spending by oil and gas companies. Our financial performance is significantly affected by the rig count in the U.S. land and offshore market area as well as oil and natural gas prices and worldwide rig activity, which are summarized in the tables below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Worldwide Rig Count (1)
U.S.:
Land	461	833	-45%	459	1,021	-55%
Offshore	18	32	-44%	23	38	-39%
International (2)	936	1,132	-17%	965	1,187	-19%
Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$44.85	$46.49	-4%	$41.35	$50.94	-19%
Natural Gas (Henry Hub)	$2.88	$2.76	4%	$2.34	$2.80	-16%

(1) Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Incorporated rig count information.

(2) Excludes Canadian Rig Count.

Outlook

Lower oil prices throughout the first nine months of 2016 have led to the reduction in drilling and completion activity by our customers.  The reduction in our customers’ capital expenditure budgets and spending plans has had a direct impact on our revenues both through lower activity levels as well as pressure on pricing.  The ultimate impact on us of the current downturn will depend upon its length and several other factors, many of which are beyond our control.  We will continue refining our business and adjusting our cost structure to respond to market conditions.  Additionally, we believe our businesses have competitive advantages to respond quickly when the market ultimately recovers.

Sequential results by segment for the three months ended September 30, 2016 and June 30, 2016

For the three months ended September 30, 2016, revenue was $326.2 million and net loss from continuing operations was $113.9 million, or  a $0.75 loss per share.  Net loss was $118.0 million, or $0.78 loss per share.

Third quarter 2016 revenue in our Drilling Products and Services segment decreased 21% sequentially to $63.6 million, as compared to $80.7 million in the second quarter of 2016.  U.S. land revenue increased 30% sequentially to $15.2 million due to the increase in drilling activity during the quarter.  This increase was offset by a decrease in revenue from Gulf of Mexico and international market areas.  Gulf of Mexico revenue decreased 32% sequentially to $26.5 million and international revenue decreased 27% sequentially to $21.9 million due to the decrease in drilling activity in those markets.

Third quarter 2016 revenue in our Onshore Completion and Workover Services segment increased 8% sequentially to $125.0 million, as compared to $115.9 million in the second quarter of 2016.  All of this segment’s revenue is derived from the U.S. land market area.  On a sequential basis, the revenue increase was driven primarily by higher well fracturing utilization as completion activity increased during the quarter.

Third quarter 2016 revenue in our Production Services segment decreased 9% sequentially to $73.6 million, as compared to $80.5 million in the second quarter of 2016. U.S. land revenue decreased 6% sequentially to $19.3 million primarily due to lower levels of coiled tubing activity.  International revenue decreased 10% sequentially to $40.1 million and Gulf of Mexico revenue decreased 9% sequentially to $14.2 million, primarily as a result of decreased hydraulic workover and snubbing operations.

Third quarter 2016 revenue in our Technical Solutions segment decreased 19% sequentially to $64.0 million, as compared to $79.2 million in the second quarter of 2016.  U.S. land revenue increased 17% sequentially to $10.7 million primarily due to increased well control activity.  Gulf of Mexico revenue decreased 34% sequentially to $32.7 million due to the decreased completion tools revenue and lower subsea intervention activity.  International revenue remained unchanged at $20.6 million.

Comparison of the Results of Operations for the Three Months Ended September 30, 2016 and 2015

For the three months ended September 30, 2016, our revenue was $326.2 million, a decrease of $275.2 million or 46%, as compared to the same period of 2015.  The decline is largely attributable to a 29% decline in the worldwide rig count which has led to widespread pricing pressure.  The net loss from continuing operations was $113.9 million, or a $0.75 loss per share.  Net loss was $118.0 million, or a $0.78 loss per share.  This compares to a net loss from continuing operations for the three months ended September 30, 2015 of $816.6 million, or a $5.42 loss per share.  Net loss was $821.2 million, or a $5.45 loss per share.  Included in the results for the three months ended September 30, 2015 was a pre-tax charge for $755.6 million related to the reduction in value of assets.

The following table compares our operating results for the three months ended September 30, 2016 and 2015 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2016	2015	Change		2016	%	2015	%	Change
Drilling Products and Services	$63,570	$128,489	$(64,919)	-51%	$30,137	47%	$43,827	34%	$(13,690)
Onshore Completion and							-
Workover Services	125,022	202,912	(77,890)	-38%	124,747	100%	174,429	86%	(49,682)
Production Services	73,540	163,937	(90,397)	-55%	62,818	85%	130,021	79%	(67,203)
Technical Solutions	64,093	106,058	(41,965)	-40%	40,466	63%	72,208	68%	(31,742)
Total	$326,225	$601,396	$(275,171)	-46%	$258,168	79%	$420,485	70%	$(162,317)

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 51% to $63.6 million for the three months ended September 30, 2016, as compared to $128.5 million for the same period in 2015.  The decline in revenue in this segment is due to the low rig count, lower pricing and customer budget constraints. Cost of services and rentals as a percentage of revenue increased to 47% of segment revenue for the three months ended September 30, 2016, as compared to 34% for the same period in 2015, primarily due to a decrease in revenue.  Revenue from our Gulf of Mexico market area decreased 52%, revenue generated from our U.S. land market area decreased 54% and revenue from our international market area decreased 45%.    The decline in revenue in these market areas is primarily attributable to decreases in revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products decreased along with the worldwide rig count.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 38% to $125.0 million for the three months ended September 30, 2016, as compared to $202.9 million for the same period in 2015.   All of this segment’s revenue is derived from the U.S. land market area, in which rig count was down 45%.  Cost of services and rentals as a percentage of revenues increased to 100% of segment revenue from 86% in the third quarter of 2015 primarily due to a  significant decrease in revenue.  The decrease in revenue is primarily due to a decline in activity and pricing for our services, primarily in our pressure pumping and fluid management businesses.  These services were impacted negatively by reduced customer spending and activity as well as continued pricing pressure in North America during the quarter.  During the three months ended September 30, 2015, we recorded $740.0 million in reduction in value of assets.

Production Services Segment

Revenue from our Production Services segment for the three months ended September 30, 2016 decreased by 55% to $73.6 million, as compared to $163.9 million for the same period in 2015.  The decline in revenue in this segment is due to low rig count, lower pricing and customer budget constraints.    Cost of services and rentals as a percentage of revenue increased to 85% of segment revenue from 79% in the third quarter of 2015, primarily as a result of the decrease in revenue.  Revenue derived from the Gulf of Mexico market area increased 15% primarily due to increased activity in hydraulic workover and snubbing and well services.  Revenue from the U.S. land market area decreased 78% and revenue from international market areas decreased 39%, primarily due to decreased activity in hydraulic workover and snubbing operations.  During the three months ended September 30, 2015, we recorded $15.6 million in reduction in value of assets.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 40% to $64.0 million for the three months ended September 30, 2016, as compared to $106.1 million for the same period in 2015.  The decline in revenue in this segment is due to low rig count, lower pricing and customer budget constraints. Cost of services and rentals as a percentage of revenue decreased to 63% of segment revenue from 68% in the third quarter of 2015.  Revenue derived from the Gulf of Mexico market area decreased 49%, primarily due to a decrease in demand for well control services and completion tools and products.  In addition, the decrease in revenue was also attributable to the discontinuation of our marine technical services business due to the termination of the contract with its customer.  Revenue from the U.S. land market area decreased 33% and revenue from the international market area decreased 21%, primarily due to a decrease in demand for completion tools and products.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $123.3 million during the three months ended September 30, 2016 from $146.8 million during the same period in 2015. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $8.8 million, or 18%; for our Onshore Completion and Workover Services segment by $2.5 million, or 5%; for our Production Services segment by $8.5 million, or 28% and for our Technical Solutions segment by $3.7 million, or 25%.  The decrease in depreciation, depletion, amortization and accretion is primarily due to lower asset values as a result of the impairments recorded during the second half of 2015 as well as reduced capital expenditures.

General and Administrative Expenses

General and administrative expenses were $86.7 million for the three months ended September 30, 2016 as compared to $123.2 million for the same period in 2015.  The decrease is primarily attributable to significant cost reduction initiatives that resulted in lower levels of employee and infrastructure-related expenses.

Reduction in Value of Assets

The reduction in value of assets recorded during the three months ended September 30, 2015 included $740.0 million related to the Onshore Completion and Workover Services segment goodwill impairment and $15.6 million related to the write-off of intangibles within the Production Services segment.

Other Income/Expense

Other income/expense for the three months ended September 30, 2016 was $3.7 million income as compared to $3.1 million expense for the same period in 2015. The increase in other income is primarily attributable to foreign currency translations.

Income Taxes

Our effective tax rate for the three months ended September 30, 2016 was 29% compared to a 6% effective tax rate for the same period in 2015.  The difference in the effective tax rate from the statutory rate is primarily due to the reduction in value of goodwill which is non-deductible for income tax purposes.

Discontinued Operations

Loss from discontinued operations, net of tax, was $4.1 million for the three months ended September 30, 2016 as compared to $4.6 million for the same period in 2015.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2016 and 2015

For the nine months ended September 30, 2016, our revenue was $1,095.6 million, a decrease of $1,133.8 million or 51%, as compared to the same period of 2015.  The decline is largely attributable to a 36% decline in the worldwide rig count which has led to widespread pricing pressure.  Net loss from continuing operations was $667.1 million, or a $4.40 loss per share.  Net loss was $675.7 million, or a $4.46 loss per share.  Included in the results for the nine months ended September 30, 2016 were pre-tax charges of $462.5 million related to the reduction in value of assets and $22.8 million for severance and facility closures.  For the nine months ended September 30, 2015, revenue was $2,229.4 million and net loss from continuing operations was $1,593.2 million, or a $10.60 loss per share.  Net loss was $1,617.3 million, or a $10.76 loss per share.  Included in the results for the nine months ended September 30, 2015 was a pre-tax charge for $1,563.3 million related to the reduction in value of assets.

The following table compares our operating results for the nine months ended September 30, 2016 and 2015 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2016	2015	Change	%	2016	%	2015	%	Change
Drilling Products and Services	$240,773	$471,501	$(230,728)	-49%	$102,308	42%	$153,350	33%	$(51,042)
Onshore Completion and
Workover Services	373,387	780,455	(407,068)	-52%	363,447	97%	610,876	78%	(247,429)
Production Services	250,829	623,985	(373,156)	-60%	201,002	80%	477,752	77%	(276,750)
Technical Solutions	230,640	353,474	(122,834)	-35%	135,385	59%	226,286	64%	(90,901)
Total	$1,095,629	$2,229,415	$(1,133,786)	-51%	$802,142	73%	$1,468,264	66%	$(666,122)

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 49%  to $240.8 million for the nine months ended September 30, 2016, as compared to $471.5 million for the same period in 2015.  The decline in revenue in this segment is due to low rig count, lower pricing and customer budget constraints.  Cost of services and rentals as a percentage of revenue increased to 42% of segment revenue for the nine months ended September 30, 2016, as compared to 33% for the same period in 2015, primarily due to a decrease in revenue.  Revenue from our Gulf of Mexico market area decreased 45%, revenue generated from our U.S. land market area decreased 65% and revenue from our international market area decreased 39%.  The decline in revenue in these market areas is primarily attributable to decreases in revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products decreased along with the worldwide rig count.  In addition, during the nine months ended September 30, 2016, we recorded $47.7 million in reduction in value of assets as compared to $15.8 million recorded for the same period in 2015.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 52% to $373.4 million for the nine months ended September 30, 2016, as compared to $780.5 million for the same period in 2015.  All of this segment’s revenue is derived from the U.S. land market area, in which rig count was down 55%.  Cost of services and rentals as a percentage of revenues increased to 97% of segment revenue from 78% in the same period in 2015, primarily due to  a significant decrease in revenue.  The decrease in revenue is primarily due to  a decline in activity and pricing for our services, primarily in our pressure pumping and fluid management businesses.  These services were impacted negatively by reduced customer spending and activity as well as continued pricing pressure in North America during the nine months ended September 30, 2016.  In addition, during the nine months ended September 30, 2016, we recorded $188.7 million in reduction in value of assets as compared to $780.2 million recorded for the same period in 2015.

Production Services Segment

Revenue from our Production Services segment for the nine months ended September 30, 2016 decreased by 60% to $250.8 million, as compared to $624.0 million for the same period in 2015.  The decline in revenue in this segment is due to low rig count, lower pricing and customer budget constraints. Cost of services and rentals as a percentage of revenue increased to 80% of segment revenue from 77% in the same period in 2015, primarily as a result of a decrease in revenue.  Revenue derived from the Gulf of Mexico market area decreased 23%, primarily due to a  decrease in electric line activity.  Revenue from the U.S. land market area decreased 80%, primarily due to decreased activity in coiled tubing, electric line and slickline services.  Revenue from international market areas decreased 41%, primarily due to decreased activity from hydraulic workover and snubbing, electric line and coiled tubing services. In addition, during the nine months ended September 30, 2016, we recorded $226.1 million in reduction in value of assets as compared to $767.3 million recorded for the same period in 2015.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 35% to $230.6 million for the nine months ended September 30, 2016, as compared to $353.5 million for the same period in 2015.  The decline in revenue in this segment is due to low rig count, lower pricing and customer budget constraints. Cost of services and rentals as a percentage of revenue decreased to 59% of segment revenue from 64% in the same period in 2015.  Revenue derived from the Gulf of Mexico market area decreased 38%, primarily due to a decrease in demand for well control services and completion tools and products.  In addition, the decrease in revenue was also attributable to the discontinuation of our marine technical services business due to the termination of the contract with its customer.  Revenue from the U.S. land market area decreased 39% and revenue from the international market area decreased 24%, primarily due to a decrease in demand for completion tools and products.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $392.0 million during the nine months ended September 30, 2016 from $467.3 million during the same period in 2015. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $15.8 million, or 11%; for our Onshore Completion and Workover Services segment by $10.2 million, or 6%; for our Production Services segment by $37.4 million, or 35%, and for our Technical Solutions segment by $11.9 million, or 26%.  The decrease in depreciation, depletion, amortization and accretion is primarily due to lower asset values as a result of the impairments recorded during the second half of 2015 as well as reduced capital expenditures.

General and Administrative Expenses

General and administrative expenses were $270.5 million for the nine months ended September 30, 2016 as compared to $403.8 million for the same period in 2015.  The decrease is primarily attributable to significant cost reduction initiatives that resulted in lower levels of employee and infrastructure-related expenses.

Reduction in Value of Assets

Reduction in value of assets for the nine months ended September 30, 2016 was $462.5 million as compared to $1,563.3 million for the same period in 2015. The reduction in value of assets recorded during the nine months ended September 30, 2016 included $190.5 million related to the Production Services segment goodwill impairment and $140.0 million related to the Onshore Completion and Workover Services segment goodwill impairment. In addition, the reduction in value of assets expense included $132.0 million related to reduction in value and retirements of long-lived assets within the Drilling Products and Services, Onshore Completion and Workover Services and Production Services segments.  The reduction in value of assets recorded during the nine months ended September 30, 2015 included $740.0 million related to the Onshore Completion and Workover Services segment goodwill impairment, $575.4 million related to the Production Services segment goodwill impairment and $247.9 million related to reduction in value and retirements of long-lived assets within the Production Services, Onshore Completion and Workover Services and Drilling Products and Services segments.

Other Income/Expense

Other income/expense for the nine months ended September 30, 2016 was $22.1 million income as compared to a $10.6 million loss for the same period in 2015. The increase in other income is primarily attributable to foreign currency translations.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2016 was 24% compared to a 9% effective tax rate for the same period in 2015.  The difference in the effective tax rate from the statutory rate is primarily due to the reduction in value of goodwill which is non-deductible for income tax purposes.

Discontinued Operations

Loss from discontinued operations, net of tax, was $8.6 million for the nine months ended September 30, 2016 as compared to $24.1 million for the same period in 2015.  Loss from discontinued operations for the nine months ended September 30, 2015 included a $15.5 million reduction in value of the marine vessels.

Liquidity and Capital Resources

In the nine months ended September 30, 2016, we generated net cash from operating activities of $146.7 million, as compared to $565.5 million in the same period of 2015.  Our primary liquidity needs are for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operations and available borrowings under our credit facility.  We had cash and cash equivalents of $278.2 million at September 30, 2016, compared to $564.0 million at December 31, 2015.  In July 2016 we made a $250.0 million payment on our revolving credit facility and currently have no outstanding debt balances under the revolving credit facility.    At September 30, 2016, approximately $58.3 million of our cash balance was held outside the United States.  Cash balances held in foreign jurisdictions could be repatriated to the United States, however, they would be subject to federal income taxes, less applicable foreign tax credits.  We have not provided U.S. income tax expense on earnings of our foreign subsidiaries because we expect to reinvest the undistributed earnings indefinitely.

We spent $74.1 million of cash on capital expenditures during the nine months ended September 30, 2016.  Approximately $37.4 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory, and approximately $15.8 million, $17.3 million and $3.6 million was spent to maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Technical Solutions segments, respectively.

During the nine months ended September 30, 2016, we generated $72.6 million of free cash flow.  We define free cash flow as operating cash flows less capital expenditures. Cash flows from operations included a $36.0 million income tax refund received during the second quarter of 2016.

During the first quarter of 2016, we paid $12.1 million of dividends to stockholders.  We have since announced that the Company has eliminated the quarterly dividend program.

At September 30, 2016, we had $35.4 million of letters of credit outstanding under our revolving credit facility.  In July 2016, we amended the credit facility and repaid the outstanding balance of $250.0 million with cash on hand.  The amended agreement, among other things, reduces the size of the facility to $400.0 million, suspends the maximum leverage ratio covenant until the fourth quarter of 2017 and replaces it with a senior secured debt to earnings before interest, taxes, depreciation and amortization ratio covenant during this period and modifies the restricted payment covenant to eliminate our ability to pay dividends and make equity repurchases until September 2017.  At October 24, 2016, we had $35.7 million of letters of credit outstanding under the credit facility.   Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our credit rating.  Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants.  The credit facility also limits our ability to pay dividends or make distributions, make acquisitions, create liens or incur additional indebtedness. At September 30, 2016, we were in compliance with all such covenants.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1 and November 1 of each year through the maturity date of May 1, 2019.  The indenture contains customary events of default and requires that we satisfy various covenants. At September 30, 2016, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021.  The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants. At September 30, 2016, we were in compliance with all such covenants.

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

Off-Balance Sheet Arrangements

At September 30, 2016, we had no off-balance sheet arrangements.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes.  At September 30, 2016, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At September 30, 2016, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
6 3/8 % Senior Notes due 2019	$500,000	$-
7 1/8% Senior Notes due 2021	500,000	300,000
Total Debt	$1,000,000	$300,000

Variable debt of $300 million represents the portion of the $800 million aggregate principal amount of our 7 1/8% senior notes subject to the fixed-to-variable interest rate swap agreements. Based on the amount of this debt outstanding as of September 30, 2016, a 10% increase in the variable interest rate would have increased our interest expense for the nine months ended September 30, 2016 by approximately $1.2 million, while a 10% decrease would have decreased our interest expense by approximately $1.2 million.

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

b.

Changes in internal control.  There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
July 1 - 31, 2016	-	$-	-	$500,000,000
August 1 - 31, 2016	9,933	$16.78	-	$500,000,000
September 1 - 30, 2016	814	$16.83	-	$500,000,000
Total	10,747	$16.79	-	$500,000,000

(1)	Through our stock incentive plans, 10,747 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock and restricted stock units.
(2)

On December 11, 2014, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our common stock, which will expire on December 31, 2016.  At September 30, 2016, $500 million remained authorized under the stock repurchase program.

Item 6.   Exhibits

(a)	The following exhibits are filed with this Form 10-Q:

Exhibit No.	Description
3.1

Restated Certificate of Incorporation of Superior Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed August 7, 2013 (File No. 001-34037)).

3.2

Amended and Restated Bylaws of Superior Energy Services, Inc. (as amended through March 7, 2012) (incorporated herein by reference to Exhibit 3.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed March 12, 2012 (File No. 001-34037))

10.1*

Second Amendment to Fourth Amended and Restated Credit Agreement and Security Agreement, dated October 25, 2016, among SESI, L.L.C., Superior Energy Services, Inc., JPMorgan Chase Bank N.A. and the lenders party thereto.

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

SUPERIOR ENERGY SERVICES, INC.

Date:	October 26, 2016	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)