Form 10-K
period 2016-12-31
SUPERIOR ENERGY SERVICES INC
filed 2017-02-24
CIK 886835

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒

At June 30, 2016, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $2.81 billion.  At February 17,  2017 there were 152,831,316 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K for

the Fiscal Year Ended December 31, 2016

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other documents filed by us with the Securities and Exchange Commission (SEC) contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All statements other than statements of historical fact included in this Annual Report on Form 10-K or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements.  These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made.  Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements.  Such uncertainties include, but are not limited to: the cyclicality and volatility of the oil and gas industry, including changes in prevailing oil and gas prices or expectations about future prices; operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage for which we may have limited or no insurance coverage or indemnification rights; the effect of regulatory programs (including worker health and safety laws) and environmental matters on our operations or prospects, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping services, or that future changes in climate change legislation could result in increased operating costs or reduced commodity demand globally; counterparty risks associated with reliance on key suppliers; risks associated with the uncertainty of macroeconomic and business conditions worldwide; changes in competitive and technological factors affecting our operations; credit risk associated with our customer base; the potential inability to retain key employees and skilled workers; challenges with estimating our oil and natural gas reserves and potential liabilities related to our oil and natural gas property;  risks inherent in acquiring businesses; risks associated with cyber-attacks; risks associated with business growth during an industry recovery outpacing the capabilities of our infrastructure and workforce; political, legal, economic and other risks and uncertainties associated with our international operations; potential changes in tax laws, adverse positions taken by tax authorities or tax audits impacting our operating results; risks associated with our outstanding debt obligations and the potential effect of limiting our future growth and operations our continued access to credit markets on favorable terms; and the impact that unfavorable or unusual weather conditions could have on our operations.  These risks and other uncertainties related to our business are described in detail below in Part I, Item 1A of this Annual Report on Form 10-K.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate.  Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results.  For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements.  We undertake no obligation to update any of our forward-looking statements for any reason and, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

PART I

Item 1. Business

General

We provide a wide variety of services and products to the energy industry.  We serve major, national and independent oil and natural gas exploration and production companies around the world and we offer products and services with respect to the various phases of a well’s economic life cycle.  We report our operating results in four business segments: Drilling Products and Services; Onshore Completion and Workover Services; Production Services; and Technical Solutions.  Given our long-term strategy of geographic expansion, we also provide supplemental segment revenue information in three geographic areas:  U.S. land; Gulf of Mexico; and International.

For information about our operating segments and financial information by operating segment and geographic area, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and note 8 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Products and Services

We offer a wide variety of specialized oilfield services and equipment generally categorized by their typical use during the economic life of a well.  A description of the products and services offered by each of our four segments is as follows:

•	Drilling Products and Services – Includes downhole drilling tools and surface rentals.

▪

Downhole drilling tools – Includes rentals of tubulars, such as primary drill pipe strings, landing strings, completion tubulars and associated accessories, and manufacturing and rentals of bottom hole tools, including stabilizers, non-magnetic drill collars and hole openers.

▪	Surface rentals – Includes rentals of temporary onshore and offshore accommodation modules and accessories.

•	Onshore Completion and Workover Services – Includes pressure pumping, fluid handling and workover and maintenance services.

▪	Pressure pumping – Includes hydraulic fracturing and high pressure pumping services used to complete and stimulate production in new oil and gas wells.

▪

Fluid management – Includes services used to obtain, move, store and dispose of fluids that are involved in the exploration, development and production of oil and gas, including specialized trucks, fracturing tanks and other assets that transport, heat, pump and dispose of fluids.

▪	Workover services – Includes a variety of well completion, workover and maintenance services, including installations, completions, sidetracking of wells and support for perforating operations.

•	Production Services – Includes intervention services.

▪

Intervention services – Includes services to enhance, maintain and extend oil and gas production during the life of the well, including coiled tubing, cased hole and mechanical wireline, hydraulic workover and snubbing, production testing and optimization, and remedial pumping services (cementing and stimulation services).

•

Technical Solutions – Includes products and services that generally address customer-specific needs with their applications, which typically require specialized engineering, manufacturing or project planning expertise.   Most operations requiring our technical solutions are generally in offshore environments during the completion, production and decommissioning phase of an oil and gas well.  These products and services primarily include well containment systems, completion tools and services and end-of-life services.

▪	Well containment systems – Resolves well control and pressure control problems through firefighting, engineering and well control training.

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

Customers

Our customers are the major and independent oil and gas companies that are active in the geographic areas in which we operate.    Anadarko Petroleum Corporation (Anadarko) accounted for approximately 11% of our revenues in 2016, primarily within the Onshore Completion and Workover Services segment.  There were no customers that exceeded 10% of our total revenues in 2015 and 2014.  Our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations.

Competition

We provide products and services worldwide in highly competitive markets, with competitors comprised of both small and large companies.  Our revenues and earnings can be affected by several factors, including changes in competition, fluctuations in drilling and completion activity, perceptions of future prices of oil and gas, government regulation, disruptions caused by weather and general economic conditions.  We believe that the principal competitive factors are price, performance, product and service quality, safety, response time and breadth of products and services.

We believe our primary competitors include Weatherford International, Ltd., Baker Hughes Incorporated, Halliburton Company and Schlumberger N.V.  We also compete with various other regional and local providers within each of our     geographic markets for products and services.

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

Employees

At December 31, 2016, we had approximately 6,400 employees.  Approximately 10% of our employees are subject to union contracts, all of which are in international locations.  We believe that we have good relationships with our employees.

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

Executive Officers of Registrant

The following table indicates the names and ages of the executive officers, including all offices and positions held by each in the past five years:

Name and Age	Offices Held and Term of Office
David D. Dunlap (Age 55)	President and Chief Executive Officer, since February 2011
Robert S. Taylor (Age 62)	Executive Vice President, Chief Financial Officer and Treasurer, since September 2004
A. Patrick Bernard (Age 59)	Executive Vice President, since April 2016 Senior Executive Vice President, from July 2006 to March 2016
Brian K. Moore (Age 60)	Executive Vice President of Corporate Services, since April 2016 Senior Executive Vice President of North America Services, from February 2012 to March 2016
President and Chief Operating Officer of Complete Production Services, Inc. (Complete), from 2007 to February 2012
Westervelt T. Ballard, Jr. (Age 45)	Executive Vice President, since April 2016 Executive Vice President of International Services, from February 2012 to March 2016 Vice President of Corporate Development, from 2007 to February 2012
William B. Masters (Age 59)	Executive Vice President and General Counsel, since March 2008

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

The demand for our services may be affected by numerous factors, including the following:

•	the cost of exploring for, producing and delivering oil and natural gas;
•	demand for energy, which is affected by worldwide economic activity, population growth and market expectations regarding future trends;
•	the ability of Organization of Petroleum Exporting Countries (OPEC) and other key oil-producing countries to set and maintain production levels for oil;
•	the level of excess production capacity;
•	the discovery rate of new oil and natural gas reserves;
•	domestic and global political and economic uncertainty, socio-political unrest and instability, terrorism or hostilities;
•	weather conditions and changes in weather patterns, including summer and winter temperatures that impact demand;
•	the availability, proximity and capacity of transportation facilities;
•	oil refining capacity and shifts in end-customer preferences toward fuel efficiency;
•	the level and effect of trading in commodity future markets, including trading by commodity price speculators and others;
•	demand for and availability of alternative, competing sources of energy;

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

At December 31, 2016, we had $1.3 billion in outstanding debt obligations.  Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness.  These factors include those discussed elsewhere in these Risk Factors and those listed in the “Forward-Looking Statements” section included in this Annual Report on Form 10-K.

Our existing debt and associated commitments could have important adverse consequences.  For example, these commitments could:

•	make it more difficult for us to satisfy our contractual obligations;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to fund future working capital, capital expenditures, acquisitions or other corporate requirements;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt; and
•	limit our ability to refinance our debt in the future or borrow additional funds.

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

Our customers’ changing views on risk allocation could cause us to accept greater risk to win new business or could result in us losing business if we are not prepared to take such risks.  To the extent that we accept such additional risk, and insure against it, our insurance premiums could rise.

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

Many of our customers are oil and gas companies that are facing liquidity constraints in light of the current commodity price environment.  These customers impact our overall exposure to credit risk as they are also affected by prolonged changes in economic and industry conditions.  If a significant number of our customers experience a prolonged business decline or disruptions, we may incur increased exposure to credit risk and bad debts.

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

In 2016, we conducted business in more than 50 countries, and we intend to expand our international operations.

Our international operations are subject to varying degrees of regulation in each of the foreign jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time.  Future regulatory, judicial and legislative changes or interpretations may have a material adverse effect on our ability to deliver services within various foreign jurisdictions.

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

•	the burden of complying with multiple and potentially conflicting laws and regulations;
•	the imposition of unanticipated or increased environmental and safety regulations or other forms of public or governmental regulation that increase our operating expenses;
•	complications associated with installing, operating and repairing equipment in remote locations;
•	the geographic, time zone, language and cultural differences among personnel in different areas of the world; and
•	challenges in staffing and managing international operations.

These and the other risks outlined above could cause us to curtail or terminate operations, result in the loss of personnel or assets, disrupt financial and commercial markets and generate greater political and economic instability in some of the geographic areas in which we operate.  International areas where we operate that have significant risk include the Middle East, Angola, Colombia, Indonesia and Nigeria.

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

At this stage, we cannot predict the impact of these or other initiatives on our or our customers operations, nor can we predict whether, or which of, other currently pending greenhouse gas emission proposals will be adopted, or what other actions may be taken by domestic or international regulatory bodies.  The potential passage of climate change regulation may curtail production and demand for fossil fuels such as oil and gas in areas of the world where our customers operate and thus adversely affect future demand for our products and services, which may in turn adversely affect future results of operations.

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

Estimates of our oil and natural gas reserves and potential liabilities relating to our oil and natural gas property may be incorrect.

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

Potential changes of Bureau of Ocean Energy Management security and bonding requirements for offshore platforms could impact our operating cash flows and results of operations.

Federal oil and natural gas leases contain standard terms and require compliance with detailed Bureau of Safety and Environmental Enforcement (BSEE) and Bureau of Ocean Energy Management (BOEM) regulations and orders issued pursuant to various federal laws, including the Outer Continental Shelf Lands Act.  In 2016 BOEM undertook a review of its historical policies and procedures for determining a lessee’s ability to decommission platforms on the Outer Continental Shelf and whether lessees should furnish additional security, and in July 2016, BOEM issued a new Notice to Lessees requiring additional security for decommissioning activities.  In January 2017, BOEM extended the implementation timeline for properties with co-lessees by an additional six months, and in February 2017 announced that, during this six months period, BOEM would continue to review implementation issues and continue industry engagement to gather additional information on the financial assurance program. We cannot predict whether these laws and regulations may change in the future, particularly in connection with the transition of presidential administrations.

During the second half of 2016, BSEE increased its estimates of many offshore operator’s decommissioning costs, including the decommissioning costs at our sole federal offshore oil and gas property, Bullwinkle. Our subsidiary owns a 51% non-operating interest in Bullwinkle.  In October 2016, BOEM sent an initial proposal letter to the operator of Bullwinkle, proposing an increase in the supplemental bonding requirement for the property’s sole fixed platform that was 8x to 10x higher than the revised supplemental bonding requirement requested for any other deep-water fixed platform in the U.S. Gulf of Mexico.  Both the operator and our subsidiary have submitted formal dispute notices, asserting that the estimates in the October 2016 proposal letter may be based on erroneous or arbitrary estimates of the potential decommissioning costs, and requesting in-person meetings to discuss the estimate.  We have asked that BSEE and BOEM reduce the estimate to an amount that more closely approximates actual decommissioning costs, consistent with estimates identified by BSEE and BOEM for similar deep-water platforms. BSEE and BOEM have not yet responded to our dispute notice. If BOEM ultimately issues a formal order and we are unable to obtain the additional required bonds or assurances, BOEM may suspend or cancel operations at the Bullwinkle Platform or otherwise impose monetary penalties. Any of these actions could have a material effect on our financial condition, operating cash flows and liquidity.

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

		Common Stock Prices		Dividends Declared Per Common Share
		High	Low
2015
	First Quarter	$22.98	$16.89	$0.08
	Second Quarter	26.95	20.31	0.08
	Third Quarter	21.10	12.35	0.08
	Fourth Quarter	17.19	12.35	0.08

2016
	First Quarter	$14.09	$8.25	$0.08
	Second Quarter	19.83	12.34	-
	Third Quarter	19.16	13.78	-
	Fourth Quarter	19.39	13.67	-

At February 17, 2017, there were 152,831,316 shares of our common stock outstanding, which were held by 127 record holders.

Dividend Information

On March 31, 2016, our Board of Directors announced that, following a recommendation of the Company's management team, it approved the elimination of the Company's quarterly dividend.  In addition, our credit agreement restricts the payment of dividends.

Equity Compensation Plan Information

Information required by this item with respect to compensation plans under which our equity securities are authorized for issuance is incorporated by reference from Part III, Item 12 of this Annual Report Form 10-K, which will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Issuer Purchases of Equity Securities

The following table provides information about shares of our common stock repurchased and retired during each month for the three months ended December 31, 2016:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Programs (2)
October 1 - 31, 2016	476	$18.77	-	$500,000,000
November 1 - 30, 2016	-	$-	-	$500,000,000
December 1 - 31, 2016	-	$-	-	$500,000,000
Total	476	$18.77	-	$500,000,000

(1) Through our stock incentive plans, 476 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of long-term incentive awards.

(2)  On December 11, 2014, we announced that our Board of Directors authorized a share repurchase program of up to $500 million of our common stock, which expired on December 31, 2016.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock for five years ended December 31, 2016 with the cumulative total return on the S&P 500 Stock Index and our Self-Determined Peer Group, as described below, for the same period.  The information in the graph is based on the assumption of a $100 investment on January 1, 2012  at closing prices on December 31, 2011.

The comparisons in the graph are required by the SEC and are not intended to be a forecast or indicative of possible future performance of our common stock.

	2012	2013	2014	2015	2016
Superior Energy Services, Inc.	$73	94	72	49	62
S&P 500 Index	$116	153	174	176	197
Peer Group	$103	94	126	97	64

NOTES:

•	The lines represent monthly index levels derived from compounded daily returns that reflect the reinvestment of all dividends.
•	The indexes are reweighted daily, using the market capitalization on the previous trading day.
•	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
•	The index level for all securities was set to $100.00 on December 31, 2011.

Our Self-Determined Peer Group consists of 15 companies whose average stockholder return levels comprise part of the performance criteria established by the Compensation Committee of our Board of Directors under our long-term incentive compensation program:  Baker Hughes Incorporated, Basic Energy Services, Inc., FMC Technologies, Inc., Halliburton Company, Helix Energy Solutions Group, Inc., Helmerich & Payne Inc., Key Energy Services, Inc., Nabors Industries Ltd., National Oilwell Varco, Inc., Oceaneering International, Inc., Oil States International, Inc., Patterson-UTI Energy Inc., RPC, Inc., Schlumberger N.V. and Weatherford International, Ltd.

Item 6. Selected Financial Data

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, which are in this Annual Report on Form 10-K.

	2016	2015	2014	2013	2012
	(in thousands, except per share data)

Revenues	$1,450,047	$2,774,565	$4,556,622	$4,350,057	$4,293,276
Income (loss) from operations	(1,030,209)	(1,952,989)	546,604	214,170	710,373
Net income (loss) from continuing operations	(833,340)	(1,807,763)	280,790	45,485	383,917
Loss from discontinued operations, net of tax	(53,559)	(46,955)	(22,973)	(156,903)	(17,982)
Net income (loss)	(886,899)	(1,854,718)	257,817	(111,418)	365,935
Net income (loss) from continuing operations per share:
Basic	(5.50)	(12.02)	1.81	0.29	2.57
Diluted	(5.50)	(12.02)	1.79	0.28	2.54
Net loss from discontinued operations per share:
Basic	(0.35)	(0.31)	(0.15)	(0.99)	(0.12)
Diluted	(0.35)	(0.31)	(0.14)	(0.97)	(0.12)
Net income (loss) per share:
Basic	(5.85)	(12.33)	1.66	(0.70)	2.45
Diluted	(5.85)	(12.33)	1.65	(0.69)	2.42

Cash dividends declared per share	0.08	0.32	0.24	0.08	-

Total assets	3,470,255	4,914,244	7,317,782	7,366,943	7,723,885
Long-term debt, net	1,284,600	1,588,263	1,600,373	1,610,956	1,769,619
Decommissioning liabilities, less current portion	101,513	98,890	88,000	56,197	93,053
Stockholders' equity	1,303,920	2,210,812	4,079,738	4,131,444	4,231,079

•	For 2016 and 2015, net loss from continuing operations included $500.4 million and $1,738.9 million, respectively of reduction in value of assets.
•	For 2013, net income from continuing operations included $300.1 million of reduction in value of assets.
•	For 2012, net income from continuing operations included operating results from our acquisition of Complete in February 2012.

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

Executive Summary

General

We provide a wide variety of services and products to the energy industry.  We serve major, national and independent oil and natural gas exploration and production companies around the world and we offer products and services with respect to the various phases of a well’s economic life cycle.  We report our operating results in four business segments: Drilling Products and Services; Onshore Completion and Workover Services; Production Services; and Technical Solutions.  Given our long-term strategy of geographic expansion, we also provide supplemental segment revenue information in three geographic areas:  U.S. land; Gulf of Mexico; and International.

Financial Results

The beginning of 2016 was marked by oil prices at $26 per barrel, further deepening the impact of the downturn in the oil and gas industry, which began during the fourth quarter of 2014.  During 2016, we generated $1,450.0 million of revenue which represents a 48% decrease from $2,774.6 million of revenue generated in 2015.  The decrease in revenue was due to lower rig counts, lower pricing and customer budget constraints.  Low oil and natural gas prices made 2016 an extremely challenging year due to significant reductions in activity and widespread pricing pressure.  In order to mitigate the unfavorable market environment during 2016, we continued to implement company-wide cost reduction initiatives.  We took steps to further reduce our cost structure, integrate product and service lines and reorganize businesses.  In 2016, we reduced our workforce by over 20% and reduced our general and administrative expenses by 32% as compared to 2015 levels.

During 2016, we incurred a net loss of $886.9 million, or a $5.85 loss per share.  Included in the results for 2016 were pre-tax charges of $500.4 million related to the reduction in value of assets, $20.8 million for inventory write-downs and $39.2 million, primarily for severance and facility closures.

After nearly two years of decline in the oil and gas industry, oil and gas prices began to stabilize in the third quarter of 2016 and we experienced an increase in revenue in the fourth quarter.  During the second half of 2016, many of our customers, primarily in the U.S. land market, gradually increased their activity levels.  We began to reactivate idle equipment in the third quarter of 2016 and continued such reactivation in the fourth quarter.  As we move into 2017, we will continue refining our business and adjusting our cost structure to respond to market conditions.  Additionally, we believe our businesses have competitive advantages to respond quickly when the market ultimately recovers.

Industry Trends

The oil and gas industry is both cyclical and seasonal.  The level of spending by oil and gas companies is highly influenced by current and expected demand and future prices of oil and natural gas.  Changes in spending result in an increased or decreased demand for our services and products.  Rig count is an indicator of the level of spending by oil and gas companies.  Our financial performance is significantly affected by the rig count in the U.S. land and offshore market areas as well as oil and natural gas prices and worldwide rig count, which are summarized in the table below.

	2016	2015	2016 to 2015 Change	2014	2015 to 2014 Change
Worldwide Rig Count (1)
U.S.:
Land	486	943	-48%	1,804	-48%
Offshore	23	35	-34%	57	-39%
International (2)	955	1,167	-18%	1,337	-13%
Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$43.29	$48.66	-11%	$93.17	-48%
Natural Gas (Henry Hub)	$2.52	$2.62	-4%	$4.37	-40%

(1) Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Incorporated rig count information.

(2) Excludes Canadian rig count.

At December 31, 2016, the worldwide rig count was 1,772 rigs, which represented a 10% decrease from the end of 2015 and a 20% increase from the lowest level during 2016.

Overview of our business segments

We attribute revenue to major geographic regions based on the location where services are performed or the destination of the rental or sale of products.  The following table compares our revenues generated from major geographic regions (in thousands).

	Revenue
	2016	%	2015	%	Change
U.S. Land	$717,748	49%	$1,536,893	55%	$(819,145)
Gulf of Mexico	362,765	25%	648,178	23%	(285,413)
International	369,534	25%	589,494	21%	(219,960)
Total	$1,450,047	100%	$2,774,565	100%	$(1,324,518)

The Drilling Products and Services segment is capital intensive with higher operating margins relative to our other segments as a result of relatively low operating expenses.  The largest fixed cost is depreciation as there is little labor associated with our drilling products and services businesses.  In 2016, 22% of segment revenue was derived from U.S. land market area (down from 30% in 2015), while 41% of segment revenue was from the Gulf of Mexico market area (up from 40% in 2015) and 37% of segment revenue was from international market areas (up from 30% in 2015).  Premium drill pipe accounted for more than 60% of this segment’s revenue in 2016, while bottom hole assemblies and accommodations each accounted for approximately 20% of this segment’s revenue in 2016.

The Onshore Completion and Workover Services segment consists primarily of services used in the completion and workover of oil and gas wells on land.  These services include pressure pumping, well service rigs and fluid management services.  All of this segment’s revenue is derived in the U.S. land market areas.  Demand for these services in the U.S. land market can change quickly and is highly dependent on the number of oil and natural gas wells drilled and completed.  Given the cyclical nature of these drilling and completion activities in the U.S. land market, coupled with the high labor intensity of these services, operating margins can fluctuate widely depending on supply and demand at a given point in the cycle.  Pressure pumping is the largest service offering in this segment, representing more than 40% of this segment’s revenue in 2016.  Fluid management represented approximately 30% of this segment’s revenue in 2016, while well service rigs accounted for more than 25% of this segment’s revenue in 2016.

The Production Services segment consists of intervention services primarily used to maintain and extend oil and gas production during the life of a producing well.  These services are labor intensive and margins fluctuate based on how much capital our customers allocate towards enhancing existing oil and gas production from mature wells.  In 2016, 25% of segment revenue was derived from the U.S. land market area (down from 48% in 2015), while 24% of segment revenue was from the Gulf of Mexico market area (up from 13% in 2015) and 51% of this segment’s revenue was from international market areas (up from 39% in 2015).  Hydraulic workover and snubbing is the largest service offering in this segment, accounting for approximately 26% of this segment’s revenue in 2016.  Coiled tubing represented approximately 20% of this segment’s revenue in 2016, while electric wireline accounted for nearly 15% of this segment’s revenue in 2016.

The Technical Solutions segment consists of products and services that address customer-specific needs and include offerings such as completion tools and services, end-of-life services, and the production and sale of oil and gas.  Given the project-specific nature associated with several of the service offerings in this segment and the seasonality associated with Gulf of Mexico activity, revenue and operating margins in this segment can have significant variations from quarter to quarter.  In 2016, revenue derived from the U.S. land market area was 15% of segment revenue (up from 12% in 2015), while 55% of segment revenue was from the Gulf of Mexico market area (down from 65% in 2015) and 30% of segment revenue was from international market areas (up from 23% in 2015).  Well control services and subsea intervention services accounted for approximately 49% of this segment’s revenue in 2016, while completion tools and products represented more than 30% of this segment’s revenue in 2016.

Comparison of the Results of Operations for the Years Ended December 31, 2016 and 2015

For 2016, our revenue was $1,450.0 million, a decrease of $1,324.6 million or 48%, as compared to 2015.  Our performance in 2016 was severely impacted by the significant decrease in land-based activity, particularly in the U.S. land market, where the average rig count decreased 48% as compared to 2015.  Supply overcapacity in the U.S.land market remained high for most of 2016, resulting in pricing pressure across all of our services.  Net loss from continuing operations was $833.3 million, or a $5.50 loss per share.  Net loss was $886.9 million, or a $5.85 loss per share.  Included in the results for 2016 were pre-tax charges of $500.4 million related to the reduction in value of assets, $20.8 million for inventory write-down and $39.2 million, primarily, for severance and facility closures.  For 2015, our revenue was $2,774.6 million, resulting in a loss from continuing operations of $1,807.8 million, or $12.02 loss per share.  Net loss was $1,854.7 million, or $12.33 loss per share.  Included in the results for 2015 were pre-tax charges of $1,738.9 million related to the reduction in value of assets and $46.8 million expense for severance and facility closures.

The following table compares our operating results for 2016 and 2015 (in thousands).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2016	2015	Change	%	2016	%	2015	%	Change

Drilling Products and
Services	$293,543	$547,530	$(253,987)	-46%	$136,719	47%	$178,629	33%	$(41,910)
Onshore Completion and
Workover Services	523,965	934,274	(410,309)	-44%	515,784	98%	773,119	83%	(257,335)
Production Services	348,363	795,215	(446,852)	-56%	276,223	79%	612,578	77%	(336,355)
Technical Solutions	284,176	497,546	(213,370)	-43%	194,548	68%	301,486	61%	(106,938)
Total	$1,450,047	$2,774,565	$(1,324,518)	-48%	$1,123,274	77%	$1,865,812	67%	$(742,538)

The following provides a discussion of our results on a business segment basis:

Drilling Products and Services Segment

Revenue for our Drilling Products and Services segment decreased 46% to $293.5 million for 2016, as compared to $547.5 million for 2015.  The continued decline in revenue in this segment is due to lower rig count, lower pricing and customer budget constraints.   Cost of services and rentals as a percentage of revenue increased to 47% of segment revenue in 2016, as compared to 33% in 2015, primarily due to a decrease in revenue.  Revenue from our Gulf of Mexico market area decreased 45%, revenue generated in our U.S. land market area decreased 60% and revenue from our international market areas decreased 35%.  The continued decline in revenue in these market areas is primarily attributable to decreases in revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products decreased along with the worldwide rig count.  In addition, during 2016, we recorded $48.9 million in reduction in value of assets as compared to $40.2 million recorded during 2015.

Onshore Completion and Workover Services Segment

Revenue for our Onshore Completion and Workover Services segment decreased 44% to $523.9 million for 2016, as compared to $934.3 million in 2015.  All of this segment’s revenue is derived from the U.S. land market area, in which rig count was down 48%.  Cost of services and rentals as a percentage of revenue increased to 98% of segment revenue in 2016, as compared to 83% in 2015, primarily due to a decrease in revenue.  The decrease in revenue is primarily due to a continued decline in activity and pricing pressure for our services, primarily in our pressure pumping and fluid management businesses.  These services were impacted negatively by reduced customer spending and activity as well as continued pricing pressure in North America during 2016.  In addition, during 2016, we recorded $190.8 million in reduction in value of assets as compared to $780.2 million recorded during 2015.

Production Services Segment

Revenue for our Production Services segment decreased 56% to $348.4 million for 2016, as compared to $795.2 million in 2015.  The continued decline in revenue in this segment is due to low rig count, lower pricing and customer budget constraints.   Cost of services and rentals as a percentage of revenue increased to 79% of segment revenue in 2016, as compared to 77% in 2015.  Revenue derived from the Gulf of Mexico market area decreased 41%primarily due to a decrease in electric line activity.  Revenue from the U.S. land market area decreased 77%, primarily due to decreased activity in coiled tubing, electric line and slickline services.  Revenue from international market areas decreased 43% primarily due to decreased activity from hydraulic workover and snubbing, electric line and coiled tubing services.  In addition, during 2016, we recorded $235.1 million in reduction in value of assets as compared to $790.5 million recorded during 2015.

Technical Solutions Segment

Revenue for our Technical Solutions segment decreased 43% to $284.2 million for 2016 as compared to $497.6 million in 2015   Cost of services and rentals as percentage of revenue increased to 68% in 2016, as compared to 61% in 2015.  Revenue derived from the Gulf of Mexico market area decreased 51%, primarily due to a decrease in demand for well control services and completion tools and products.  In addition, the decrease in revenue was also attributable to the discontinuation of our marine technical services business due to the termination of the contract with its customer.    Revenue from the U.S. land market area decreased 31% and revenue from international market areas decreased 26% primarily due to a continued decline in demand for completion tools and products.  In addition, during 2016, we recorded $25.6 million in reduction in value of assets and $19.1 million inventory write-down charge as compared to $124.9 million reduction in value of long-lived assets recorded during 2015.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $510.0 million during 2016 from $612.1 million in 2015.  Depreciation and amortization expense decreased for our Drilling Products and Services segment by $25.9 million, or 14%; for our Onshore Completion and Workover Services segment by $16.2 million, or 7%; for our Production Services segment by $41.6 million, or 31%; and for our Technical Solutions segment by $18.4 million, or 30%.  The decrease in depreciation, depletion, amortization and accretion is primarily due to lower asset values as a result of the impairments recorded during 2016 and 2015, certain assets being fully depreciated and significantly reduced capital expenditures.

General and Administrative Expenses

General and administrative expenses decreased to $346.6 million during 2016 from $510.7 million in 2015.  The decrease is primarily attributable to significant cost reduction initiatives implemented during 2016.  These cost reduction initiatives resulted in significantly lower expenses for salaries and wages and other employee-related expenses and insurance and infrastructure-related expenses.

Reduction in Value of Assets

Reduction in value of assets in 2016 was $500.4 million as compared to $1,738.9 million in 2015.  The reduction in value of assets recorded during 2016 included $190.5 million related to the Production Services segment goodwill impairment and $140.0 million related to the Onshore Completion and Workover Services segment goodwill impairment.  In addition, the reduction in value of assets expense included $169.9 million related to reduction in value and retirements of long-lived assets across all of our operating segments.  The reduction in value of assets recorded during 2015 included $740.0 million related to the Onshore Completion and Workover Services segment goodwill impairment, $586.7 million related to the Production Services segment goodwill impairment and $412.2 million related to reduction in value and retirements of long-lived assets across all of our operating segments.  See note 3 to our consolidated financial statements for further discussion of the reduction in value of assets.

Other Income/Expense

Other income for 2016 was $22.6 million as compared to $9.5 million of expense for 2015.  The increase in other income is primarily attributable to foreign currency translations.

Income Taxes

Our effective income tax rate for 2016 was a 24.3% tax benefit compared to a 12.2% tax benefit for 2015.  The change in the effective income tax rate was primarily due to the reduction in value of goodwill which is non-deductible for income tax purposes.  See note 7 to our consolidated financial statements.

Discontinued Operations

Loss from discontinued operations, net of tax, was $53.6 million for 2016 as compared to $47.0 million for 2015.  Loss from discontinued operations for 2016 included $33.0 million reduction in value of marine vessels.  Loss from discontinued operations for 2015 included $34.6 million reduction in value of the marine vessels and equipment.

Comparison of the Results of Operations for the Years Ended December 31, 2015 and 2014

For 2015, our revenue was $2,774.6 million a decrease of $1,782.0 million or 39%, as compared to 2014.  The decline is largely attributable to a 33% decline in the worldwide rig count which has led to widespread pricing pressure.  Net loss from continuing operations was $1,807.8 million, or $12.02 loss per share.  Net loss was $1,854.7 million, or $12.33 loss per share.  Included in the results for 2015 were pre-tax charges of $1,738.9 million related to the reduction in value of assets and $46.8 million expense for severance and facility closures.  For December 2014, our revenue was $4,556.6 million, resulting in income from continuing operations of $280.8 million, or $1.79 per diluted share.  Net income was $257.8 million, or $1.65 per diluted share.

The following table compares our operating results for 2015 and 2014 (in thousands).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2015	2014	Change	%	2015	%	2014	%	Change

Drilling Products and
Services	$547,530	$852,499	$(304,969)	-36%	$178,629	33%	$255,613	30%	$(76,984)
Onshore Completion and
Workover Services	934,274	1,732,833	(798,559)	-46%	773,119	83%	1,205,443	70%	(432,324)
Production Services	795,215	1,402,815	(607,600)	-43%	612,578	77%	967,440	69%	(354,862)
Technical Solutions	497,546	568,475	(70,929)	-12%	301,486	61%	306,337	54%	(4,851)
Total	$2,774,565	$4,556,622	$(1,782,057)	-39%	$1,865,812	67%	$2,734,833	60%	$(869,021)

The following provides a discussion of our results on a business segment basis:

Drilling Products and Services Segment

Revenue for our Drilling Products and Services segment decreased 36% to $547.5 million for 2015, as compared to $852.5 million in 2014.  The decline in revenue in this segment is due to low rig count, lower pricing and customer budget constraints.    Cost of services and rentals as a percentage of revenue increased to 33% of segment revenue in 2015, as compared to 30% in 2014, primarily due to a decrease in revenue.  Revenue from our Gulf of Mexico market area decreased 31%, revenue generated in our U.S. land market area decreased 49% and revenue from our international market areas decreased 23%.  The decline in revenue in these market areas is primarily attributable to decreases in revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products decreased along with the worldwide rig count.  In addition, the decrease in income from operations for this segment was impacted by a $40.2 million reduction in value of assets and a $1.1 million expense for severance.

Onshore Completion and Workover Services Segment

Revenue for our Onshore Completion and Workover Services segment decreased 46% to $934.3 million for 2015, as compared to $1,732.8 million in 2014.  All of this segment’s revenue is derived from the U.S. land market area, in which rig count was down 48%. Cost of services and rentals as a percentage of revenue increased to 83% of segment revenue in 2015, as compared to 70% in 2014, primarily due to a significant decrease in revenue.  The decrease in revenue is primarily due to a decline in activity and pricing for our services, primarily in our pressure pumping and fluid management businesses.  These services were impacted negatively by reduced customer spending and activity as well as continued pricing pressure in North America during 2015.  In addition, the loss from operations for 2015 was impacted by a $740.0 million reduction in value of goodwill, a $43.3 million reduction in value of long-lived assets and a $22.5 million expense for severance and facility closures.

Production Services Segment

Revenue for our Production Services segment decreased by 43% to $795.2 million for 2015, as compared to $1,402.8 million in 2014. The decline in revenue in this segment is due to low rig count, lower pricing and customer budget constraints.  Cost of services and rentals as a percentage of revenue increased to 77% of segment revenue in 2015, as compared to 69% in 2014, primarily due to a decrease in revenue.  Revenue derived from the Gulf of Mexico market area decreased 41%, primarily due to a decrease in electric line activity and hydraulic workover and snubbing.  Revenue from the U.S. land market area decreased 56%, primarily due to decreased activity in coiled tubing and well services.  Revenue from international market areas decreased 14%, primarily due to decreased activity from coiled tubing services.  In addition, the loss from operations for 2015 for this segment was impacted by a $586.7 million reduction in value of goodwill, a $149.2 million reduction in value of long-lived assets, a $15.2 million expense relating to the retirements of long-lived assets, a $39.4 million loss on sale of a business and a $16.3 million expense for severance and facility closures.

Technical Solutions Segment

Revenue for our Technical Solutions segment decreased 12% to $497.6 million for 2015, as compared to $568.5 million in 2014.  The decline in revenue in this segment is due to low rig count, lower pricing and customer budget constraints.  Cost of services and rentals as percentage of revenue increased to 61% of segment revenue in 2015, as compared to 54% in 2014, primarily due to a decrease in revenue.  Revenue derived from the Gulf of Mexico market area decreased 1%, primarily due to decrease in our oil and gas activities and well control services.  These decreases were offset by an increase in revenue from our marine technical services business as a result of a one-time contract termination fee received in 2015.  Revenue from the U.S. land market area decreased 45% and revenue from international market areas decreased 13%, primarily due to a decrease in demand for completion tools and products.   In addition, the loss from operations for 2015 for this segment was impacted by a $124.9 million reduction in value of long-lived assets and a $6.9 million expense for severance and facility closures.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $612.1 million during 2015 from $650.8 million in 2014.  Depreciation and amortization expense decreased for our Production Services segment by $34.4 million, or 20%; for our Onshore Completion and Workover Services segment by $7.8 million, or 3%, and for our Technical Solutions segment by $3.9 million, or 6%, as a result of certain assets being fully depreciated and reductions in value of long-lived assets recorded during 2015.  Depreciation and amortization expense for our Drilling Products and Services segment increased by $7.4 million, or 4%, primarily due to capital expenditures.

General and Administrative Expenses

General and administrative expenses decreased to $510.7 million during 2015 from $624.4 million in 2014.  The decrease is primarily attributable to lower levels of employee and infrastructure-related expenses as a result of our cost reduction programs.

Reduction in Value of Assets

During 2015, we recorded $1,738.9 million reduction in value of assets.  The reduction in value of assets included $740.0 million and $586.7 million related to the Onshore Completion and Workover Services and the Production Services segments’ goodwill impairment, respectively.  In addition, the reduction in value of assets included $412.2 million related to the reduction in long-lived assets across all of our operating segments.   See note 3 to our consolidated financial statements for further discussion of the reduction in value of assets.

Income Taxes

Our effective income tax rate for 2015 was a 12.2% tax benefit compared to a 36.5% tax expense for 2014.  The decrease in the effective income tax rate was primarily due to the reduction in value of goodwill which is non-deductible for income tax purposes.  See note 7 to our consolidated financial statements.

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

Liquidity and Capital Resources

During 2016, we generated net cash from operating activities of $61.3 million as compared to $632.6 million in 2015.  The decrease in net cash from operating activities is largely attributable to a decline in revenues.  Our primary liquidity needs are for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operations and available borrowings under our credit facility.  We had cash and cash equivalents of $187.6 million December 31, 2016 as compared to $564.0 million at December 31, 2015.  During 2016, we made payments totaling $325.0 million on our revolving credit facility and currently have no outstanding debt balance under the facility.  At December 31, 2016, $57.3 million of our cash balance was held outside the United States.  Cash balances held in foreign jurisdictions could be repatriated to the United States; however, they would be subject to federal income taxes, less applicable foreign tax credits.  We have not provided U.S. income tax expense on earnings of our foreign subsidiaries because we expect to reinvest the undistributed earnings indefinitely.

We spent $80.5 million of cash on capital expenditures during 2016.  Approximately $35.5 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory, and approximately $20.2 million, $20.9 million and $3.9 million was spent to expand and maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Technical Solutions segments, respectively.

During the first quarter of 2016, we paid $12.1 million of dividends to stockholders.  We subsequently announced that the Company had eliminated the dividend program.

At December 31, 2016, we had $37.1 million of letters of credit outstanding under our revolving credit facility.  In February 2017, we amended our credit facility.  The amendment, among other things, reduced the size of the credit facility from $400.0 million to $300.0 million (with a $100.0 million accordion feature) and amended the financial covenants, in part to suspend the interest coverage ratio until the third quarter of 2017.  Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our credit rating.  Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants.  The credit facility also limits our ability to pay dividends or make distributions, make acquisitions, create liens or incur additional indebtedness.  At December 31, 2016, we were in compliance with all such covenants.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019.  The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1 and November 1 of each year through the maturity date of May 1, 2019.  The indenture contains customary events of default and requires that we satisfy various covenants.    At December 31, 2016, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021.  The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants.  At December 31, 2016, we were in compliance with all such covenants.

The following table summarizes our contractual cash obligations and commercial commitments at December 31, 2016 (in thousands):

Contractual Obligations	Total	< 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt, including estimated interest payments	$1,664,688	$88,875	$661,813	$914,000	$-
Decommissioning liabilities, undiscounted	202,524	20,453	19,967	2,113	159,991
Operating leases	129,006	42,732	44,257	22,602	19,415
Other long-term liabilities	170,921	-	88,955	20,989	60,977
Total	$2,167,139	$152,060	$814,992	$959,704	$240,383

The table above reflects only contractual obligations at December 31, 2016 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make and (v) open purchase orders.

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

Long-Lived Assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable.  We record impairment losses on long-lived assets used in operations when the fair value of those assets is less than their respective carrying amount.  Fair value is measured, in part, by the estimated cash flows to be generated by those assets.   Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization levels and operating performance.  Our estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance.  Assets are generally grouped by subsidiary or division for the impairment testing, which represent the lowest level of identifiable cash flows.  Impairment testing for these long-lived assets is based on the consolidated entity.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.  Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability.  The oil and gas industry is cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.  During 2016, we recorded $169.9 million in expense in connection with the reduction in value of our long-lived assets across all of our operating segments.  See note 3 to our consolidated financial statements for further information about these impairments.

Goodwill.  In assessing the recoverability of goodwill, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  We test goodwill for impairment in accordance with authoritative guidance related to goodwill and other intangibles, which requires that goodwill, as well as other intangible assets with indefinite lives, not be amortized but instead be tested annually for impairment or when changes in circumstances indicate that the carrying value may not be recoverable.  Our annual testing of goodwill is based on carrying value and our estimate of fair value as of October 1.  We estimate the fair value of each of our reporting units (which are consistent with our business segments) using various cash flow and earnings projections discounted at a rate estimated to approximate the reporting units’ weighted average cost of capital.  We then compare these fair value estimates to the carrying value of our reporting units.  If the fair value of the reporting unit exceeds the carrying amount, no impairment loss is recognized.  If the estimated fair value of the reporting unit is below the carrying value, then a second step must be performed to determine the goodwill impairment, if any.  In this second step, the estimated fair value is used as the purchase price in a hypothetical acquisition of the reporting unit.  The hypothetical purchase price is allocated to the reporting unit’s assets and liabilities, with the residual amount representing an implied fair value of the goodwill.  The carrying amount of the goodwill is then compared to the implied fair value of the goodwill for each reporting unit and is written down to the implied fair value amount, if lower.  We use all available information to estimate fair values of the reporting units, including discounted cash flows.  We engage third-party appraisal firms to assist in fair value determination of property, plant and equipment, intangible assets and any other significant assets or liabilities when appropriate.  Our estimates of the fair value of these reporting units represent our best estimates based on industry trends and reference to market transactions.  A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events.  During 2016, we recorded a reduction in value of goodwill of $330.5 million, of which $140.0 million related to impairment of the goodwill in our Onshore Completion and Workover Services segment and $190.5 million related to the impairment of goodwill in our Production Services segment.  See note 3 to our consolidated financial statements for further information about these impairments.

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

Off-Balance Sheet Arrangements

At December 31, 2016, we had no off-balance sheet arrangements.

Hedging Activities

At December 31, 2016, we had three interest rate swap agreements for notional amounts of $100 million each related to our 7 1/8% senior notes maturing in December 2021, whereby we were entitled to receive semi-annual interest payments at a fixed rate of 7 1/8% per annum and were obligated to make semi-annual interest payments at variable rates.   The variable interest rates, which were adjusted every 90 days, were based on LIBOR plus a fixed margin and were scheduled to terminate on December 15, 2021.  Subsequent to year-end, in January 2017, we sold these interest rate swaps to the counterparties for $0.8 million.

Recently Adopted and Issued Accounting Guidance

See Part II, Item 8, “Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies – Recently Issued Accounting Guidance.”

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

We do not hold derivatives for trading purposes or use derivatives with complex features.  When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations.  We do not enter into forward foreign exchange contracts for trading purposes.  At December 31, 2016, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At December 31, 2016, our debt was comprised of the following (in thousands):

	Fixed Rate Debt	Variable Rate Debt
6 3/8 % Senior Notes due 2019	$500,000	$-
7 1/8% Senior Notes due 2021	500,000	300,000
Total Debt	$1,000,000	$300,000

Variable debt of $300 million represents the portion of the $800 million aggregate principal amount of our 7 1/8% senior notes subject to the fixed-to-variable interest rate swap agreements.   Based on the amount of this debt outstanding at December 31, 2016, a 10% increase in the variable interest rate would increase our interest expense for the year ended December 31, 2016 by $1.7 million, while a 10% decrease would decrease our interest expense by $1.7 million.

Commodity Price Risk

Our revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas.  Lower prices may also reduce the amount of oil and gas that can economically be produced.  For additional information on the impact of changes in commodities prices on our business and prospects, see Item 1A to this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Superior Energy Services, Inc.:

We have audited the accompanying consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II, Valuation and Qualifying Accounts.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Energy Services, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.   Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Superior Energy Services, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Houston, Texas

February 23, 2017

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2016 and 2015
(in thousands, except share data)

	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$187,591	$564,017
Accounts receivable, net of allowance for doubtful accounts of $29,740 and
$28,242 at December 31, 2016 and 2015, respectively	297,164	428,514
Income taxes receivable	101,578	-
Prepaid expenses	37,288	42,298
Inventory and other current assets	130,772	165,062
Assets held for sale	27,158	95,234
Total current assets	781,551	1,295,125

Property, plant and equipment, net of accumulated depreciation and depletion	1,605,365	2,123,291
Goodwill	803,917	1,140,101
Notes receivable	56,650	52,382
Intangible and other long-term assets, net of accumulated amortization	222,772	303,345
Total assets	$3,470,255	$4,914,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,831	$114,475
Accrued expenses	218,192	271,246
Income taxes payable	694	9,185
Current portion of decommissioning liabilities	22,164	19,052
Current maturities of long-term debt	-	29,957
Liabilities held for sale	8,653	4,661
Total current liabilities	344,534	448,576

Deferred income taxes	243,611	383,069
Decommissioning liabilities	101,513	98,890
Long-term debt, net	1,284,600	1,588,263
Other long-term liabilities	192,077	184,634

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized-250,000,000, Issued and Outstanding - 151,861,661 at December 31, 2016 Authorized-250,000,000, Issued and Outstanding - 150,861,500 at December 31, 2015	152	151
Additional paid in capital	2,691,553	2,664,517
Accumulated other comprehensive loss, net	(80,248)	(45,694)
Retained deficit	(1,307,537)	(408,162)
Total stockholders’ equity	1,303,920	2,210,812
Total liabilities and stockholders’ equity	$3,470,255	$4,914,244

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2016, 2015 and 2014
(in thousands, except per share data)
	2016	2015	2014
Revenues:
Services	$1,162,244	$2,104,942	$3,466,279
Rentals	287,803	669,623	1,090,343
Total revenues	1,450,047	2,774,565	4,556,622
Costs and expenses:
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	975,941	1,575,653	2,308,270
Cost of rentals (exclusive of depreciation, depletion, amortization and accretion)	147,333	290,159	426,563
Depreciation, depletion, amortization and accretion - services	408,752	465,232	494,619
Depreciation, depletion, amortization and accretion - rentals	101,219	146,915	156,195
General and administrative expenses	346,606	510,708	624,371
Reduction in value of assets	500,405	1,738,887	-
Income (loss) from operations	(1,030,209)	(1,952,989)	546,604

Other income (expense):
Interest expense, net	(92,753)	(97,318)	(96,734)
Other income (expense)	22,621	(9,476)	(7,681)
Income (loss) from continuing operations before income taxes	(1,100,341)	(2,059,783)	442,189
Income taxes	(267,001)	(252,020)	161,399
Net income (loss) from continuing operations	(833,340)	(1,807,763)	280,790
Loss from discontinued operations, net of income tax	(53,559)	(46,955)	(22,973)
Net income (loss)	$(886,899)	$(1,854,718)	$257,817

Earnings (loss) per share information:
Basic:
Continuing operations	$(5.50)	$(12.02)	$1.81
Discontinued operations	(0.35)	(0.31)	(0.15)
Basic earnings (loss) per share	$(5.85)	$(12.33)	$1.66
Diluted:
Continuing operations	$(5.50)	$(12.02)	$1.79
Discontinued operations	(0.35)	(0.31)	(0.14)
Diluted earnings (loss) per share	$(5.85)	$(12.33)	$1.65

Cash dividends declared per share	$0.08	$0.32	$0.24

Weighted average common shares used in computing earnings (loss) per share:
Basic	151,558	150,461	155,154
Incremental common shares from stock based compensation	-	-	1,572
Diluted	151,558	150,461	156,726

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2016, 2015 and 2014
(in thousands)
	2016	2015	2014
Net income (loss)	$(886,899)	$(1,854,718)	$257,817
Reclassification adjustment of unrealized net loss on available-for-sale securities, net of tax	-	-	1,153
Change in cumulative translation adjustment, net of tax	(34,554)	(9,414)	(19,933)
Comprehensive income (loss)	$(921,453)	$(1,864,132)	$239,037

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2016, 2015 and 2014
(in thousands, except share data)

				Accumulated
			Additional	other
	Common	Common	paid-in	comprehensive	Retained
	stock shares	stock	capital	loss, net	earnings (deficit)	Total

Balances, December 31, 2013	158,976,784	$159	$2,873,579	$(17,500)	$1,275,206	$4,131,444
Net income	-	-	-	-	257,817	257,817
Foreign currency translation adjustment	-	-	-	(19,933)	-	(19,933)
Reclassification adjustment of unrealized net loss on
available-for-sale securities, net of tax	-	-	-	1,153	-	1,153
Cash dividends declared ($0.24 per share)	-	-	-	-	(37,483)	(37,483)
Stock-based compensation expense,
net of forfeitures	(152,447)	-	30,982	-	-	30,982
Exercise of stock options	880,687	1	10,560	-	-	10,561
Restricted stock units vested	95,914	-	-	-	-	-
Shares withheld and retired	(267,340)	-	(7,315)	-	-	(7,315)
Tax effect	-	-	6,160	-	-	6,160
Shares issued under Employee Stock Purchase Plan	246,480	-	6,096	-	-	6,096
Vesting of restricted stock assumed with
acquisition of Complete	114,839	-	-	-	-	-
Shares repurchased and retired	(10,246,091)	(10)	(299,734)	-	-	(299,744)
Balances, December 31, 2014	149,648,826	$150	$2,620,328	$(36,280)	$1,495,540	$4,079,738

Net loss	-	-	-	-	(1,854,718)	(1,854,718)
Foreign currency translation adjustment	-	-	-	(9,414)	-	(9,414)
Cash dividends declared ($0.32 per share)	-	-	-	-	(48,984)	(48,984)
Stock-based compensation expense,
net of forfeitures	-	-	32,661	-	-	32,661
Restricted stock forfeited	(48,374)	-	-	-	-	-
Exercise of stock options	506,029	1	8,819	-	-	8,820
Restricted stock units vested	460,400	-	-	-	-	-
Shares withheld and retired	(323,537)	-	(5,696)	-	-	(5,696)
Tax effect	-	-	(2,174)	-	-	(2,174)
Shares issued under Employee Stock Purchase Plan	332,534	-	5,568	-	-	5,568
Shares issued to pay performance share units	224,303	-	5,011	-	-	5,011
Vesting of restricted stock assumed with
acquisition of Complete	61,319	-	-	-	-	-
Balances, December 31, 2015	150,861,500	$151	$2,664,517	$(45,694)	$(408,162)	$2,210,812

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (continued)
Years Ended December 31, 2016, 2015 and 2014
(in thousands, except share data)

				Accumulated
	Common		Additional	other
	stock	Common	paid-in	comprehensive	Retained
	shares	stock	capital	loss, net	earnings (deficit)	Total

Balances, December 31, 2015	150,861,500	$151	$2,664,517	$(45,694)	$(408,162)	$ 2,210,812
Net loss	-	-	-	-	(886,899)	(886,899)
Foreign currency translation adjustment	-	-	-	(34,554)	-	(34,554)
Cash dividends declared ($0.08 per share)	-	-	-	-	(12,476)	(12,476)
Stock-based compensation expense,
net of forfeitures	-	-	30,122	-	-	30,122
Restricted stock forfeited	(1,495)	-	-	-	-	-
Exercise of stock options	40,723	-	524	-	-	524
Restricted stock units vested	1,034,068	1	(1)	-	-	-
Shares withheld and retired	(364,122)	-	(3,669)	-	-	(3,669)
Tax effect	-	-	(5,112)	-	-	(5,112)
Shares issued under Employee Stock Purchase Plan	290,987	-	5,172	-	-	5,172
Balances, December 31, 2016	151,861,661	$152	$2,691,553	$(80,248)	$(1,307,537)	$1,303,920

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(886,899)	$(1,854,718)	$257,817
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	509,971	612,147	652,143
Deferred income taxes	(142,520)	(288,671)	(49,567)
Reduction in value of assets	500,405	1,738,887	-
Stock based compensation expense	41,779	46,485	42,748
Other reconciling items, net	62,056	41,882	(11,470)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	128,086	501,269	(9,487)
Inventory and other current assets	(7,646)	33,282	53,594
Accounts payable	3,667	(105,801)	36,450
Accrued expenses	(73,902)	(116,573)	16,411
Income taxes	(107,643)	(30,891)	46,134
Other, net	33,898	55,314	(1,762)

Net cash provided by operating activities	61,252	632,612	1,033,011

Cash flows from investing activities:
Payments for capital expenditures	(80,548)	(358,226)	(616,102)
Purchase of leased vessels	-	(46,442)	-
Cash proceeds from sales of assets and businesses	-	14,110	147,305
Sale of available-for-sale securities	-	-	10,622
Acquisitions of businesses, net of cash acquired	-	-	(24,327)
Other	6,309	2,290	7,767

Net cash used in investing activities	(74,239)	(388,268)	(474,735)

Cash flows from financing activities:
Proceeds from revolving line of credit	325,123	7,475	14,736
Payments on revolving line of credit	(325,123)	(7,475)	(14,736)
Payment to extinguish capital lease obligation	-	(20,933)	-
Proceeds from issuance of long-term debt	-	14,733	2,602
Principal payments on long-term debt	(337,576)	(21,038)	(21,564)
Share repurchases	-	-	(299,734)
Cash dividends	(12,111)	(48,139)	(49,756)
Payment of debt issuance costs	(2,711)	-	-
Proceeds from exercise of stock options	-	8,820	10,560
Other	(3,082)	(2,302)	724

Net cash used in financing activities	(355,480)	(68,859)	(357,168)
Effect of exchange rate changes on cash	(7,959)	(4,514)	(4,109)

Net increase (decrease) in cash and cash equivalents	(376,426)	170,971	196,999

Cash and cash equivalents at beginning of period	564,017	393,046	196,047
Cash and cash equivalents at end of period	$187,591	$564,017	$393,046

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2016,  2015 and 2014

 (1) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Superior Energy Services, Inc. and subsidiaries (the Company).  All significant intercompany accounts and transactions are eliminated in consolidation.  Certain previously reported amounts have been reclassified to conform to the 2016 presentation.

Business

The Company provides a wide variety of services and products to the energy industry.  The Company serves major, national and independent oil and natural gas companies around the world and offers products and services with respect to the various phases of a well’s economic life cycle.  The Company reports its operating results in four business segments: Drilling Products and Services; Onshore Completion and Workover Services; Production Services; and Technical Solutions.  Given the Company’s long-term strategy of expanding geographically, the Company also provides supplemental segment revenue information in three geographic areas: U.S. land; Gulf of Mexico; and International.

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

The Company derives a large amount of revenue from a small number of major and independent oil and gas companies.  Anadarko accounted for approximately 11% of the Company’s revenues in 2016, primarily within the Onshore Completion and Workover Services segment.  There were no customers that exceeded 10% of our total revenues in 2015 and 2014.

The Company’s assets that are potentially exposed to concentrations of credit risk consist primarily of cash and trade receivables.  The financial institutions in which the Company transacts business are large, investment grade financial institutions which are “well capitalized” under applicable regulatory capital adequacy guidelines, thereby minimizing its exposure to credit risks for deposits in excess of federally insured amounts and for failure to perform as the counterparty on interest rate swap agreements.  The Company periodically evaluates the creditworthiness of financial institutions that may serve as a counterparty to its derivative instruments.

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

Inventory

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process.  Supplies and consumables consist principally of products used in the Company’s services provided to its customers.  The components of inventory balances are as follows (in thousands):

	December 31,
	2016	2015
Finished goods	$49,888	$71,951
Raw materials	17,948	23,418
Work-in-process	5,214	18,203
Supplies and consumables	30,029	35,189
Total	$103,079	$148,761

During 2016, the Company recorded an inventory write-down charge of $20.8 million, primarily for excess and/or obsolete inventory at its completion products and services division in the Technical Solutions segment.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, except for assets for which reduction in value is recorded during the period and assets acquired using purchase accounting, which are recorded at fair value as of the date of acquisition.  With the exception of certain marine assets and oil and natural gas property, depreciation is computed using the straight line method over the estimated useful lives of the related assets as follows:

Buildings and improvements	5	to	40	years
Marine vessels and equipment	5	to	25	years
Machinery and equipment	2	to	25	years
Automobiles, trucks, tractors and trailers	3	to	10	years
Furniture and fixtures	2	to	10	years

The Company follows the successful efforts method of accounting for its investment in oil and natural gas property.  Under the successful efforts method, the costs of successful exploratory wells and leases containing productive reserves are capitalized.  Costs incurred to drill and equip developmental wells, including unsuccessful wells, are capitalized.  Other costs such as geological and geophysical costs and the drilling costs of unsuccessful exploratory wells are expensed.  Leasehold and well costs are depleted on a units-of-production basis based on the estimated remaining equivalent oil and gas reserves.

Reduction in Value of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to their fair value calculated, in part, by the estimated undiscounted future cash flows expected to be generated by the assets.  Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance.  Estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance.  The Company’s assets are grouped by subsidiary or division for the impairment testing, which represent the lowest level of identifiable cash flows.  Impairment testing for these long-lived assets is based on the consolidated entity.  If the asset grouping’s fair value is less than the carrying amount of those items, impairment losses are recorded in the amount by which the carrying amount of such assets exceeds the fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.  The net carrying value of assets not fully recoverable is reduced to fair value.  The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market transactions and is subject to variability.  The oil and gas industry is cyclical and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying values of these assets and, in periods of prolonged down cycles, may result in impairment charges.  See note 3 for a discussion of the reduction in value of long-lived assets recorded during 2016 and 2015.

Goodwill

The following table summarizes the activity for the Company’s goodwill (in thousands):

		Onshore
	Drilling	Completion
	Products	and Workover	Production
	and Services	Services	Services	Total

Balance, December 31, 2014	$142,839	$1,419,550	$906,020	$2,468,409
Acquisition activities	-	-	1,170	1,170
Reduction in value of assets	-	(740,000)	(586,701)	(1,326,701)
Foreign currency translation adjustment	(1,557)	-	(1,220)	(2,777)
Other	-	44,000	(44,000)	-
Balance, December 31, 2015	141,282	723,550	275,269	1,140,101
Reduction in value of assets	-	(140,000)	(190,500)	(330,500)
Foreign currency translation adjustment	(5,321)	-	(363)	(5,684)
Balance, December 31, 2016	$135,961	$583,550	$84,406	$803,917

Goodwill is tested for impairment annually as of October 1st or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  In order to estimate the fair value of the reporting units (which is consistent with the reported business segments), the Company used a weighting of the discounted cash flow method and the public company guideline method of determining fair value of each reporting unit.  The Company weighted the discounted cash flow method 80% and the public company guideline method 20% due to differences between the Company’s reporting units and the peer companies’ size, profitability and diversity of operations.  In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization was performed for each unit on a standalone basis.  A control premium, derived from market transaction data, was used in this reconciliation to ensure that fair values were reasonably stated in conjunction with the Company’s capitalization.  These fair value estimates were then compared to the carrying value of the reporting units.  If the fair value of the reporting unit exceeds the carrying amount, no impairment loss is recognized.  If the estimated fair value of the reporting unit is below the carrying value, then a second step must be performed to determine the goodwill impairment, if any.  In this second step, the estimated fair value is used as the purchase price in a hypothetical acquisition of the reporting unit.  The hypothetical purchase price is allocated to the reporting unit’s assets and liabilities, with the residual amount representing an implied fair value of the goodwill.  The carrying amount of the goodwill is then compared to the implied fair value of the goodwill for each reporting unit and is written down to the implied fair value, if lower.  The Company uses all available information to estimate fair value of the reporting units, including discounted cash flows.  The Company engages third-party appraisal firms to assist in fair value determination of property, plant and equipment, intangible assets and any other significant assets or liabilities when appropriate.  A significant amount of judgment was involved in performing these evaluations since the results are based on estimated future events.  See note 3 for a discussion of the reduction in value of goodwill recorded during 2016 and 2015.  At December 31, 2016 and 2015, the Company’s accumulated reduction in value of goodwill was $1,748.2 million and $1,417.7 million, respectively.

Notes Receivable

The Company’s wholly owned subsidiary, Wild Well, has decommissioning obligations related to its ownership of the Bullwinkle platform.  Notes receivable consist of a commitment from the seller of the platform towards its eventual abandonment.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totaled $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of the platform’s removal.  The Company recorded interest income related to notes receivable of $3.6 million, $1.7 million and $1.6 million during 2016, 2015 and 2014, respectively.

Intangible and Other Long-Term Assets

Intangible assets consist of the following (in thousands):

		December 31,
		2016			2015
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Balance	Amount	Amortization	Balance
Customer relationships	17 years	$164,603	$(52,747)	$111,856	$257,364	$(65,209)	$192,155
Tradenames	10 years	30,519	(14,123)	16,396	36,119	(15,371)	20,748
Non-compete agreements	3 years	2,790	(2,718)	72	3,242	(2,940)	302
Total		$197,912	$(69,588)	$128,324	$296,725	$(83,520)	$213,205

Amortization expense was $16.2 million, $23.0 million and $25.9 million during 2016, 2015 and 2014, respectively.  Based on the carrying values of intangible assets at December 31, 2016, amortization expense for the next five years (2017 through 2021) is estimated to be $12.7 million per year.

During 2016, the Company recorded $68.9 million of expense related to the reduction in carrying values of intangibles primarily in the Onshore Completion and Workover Services and Production Services segments (see note 3).

Intangible and other long-term assets, net included $58.5 million and $58.4 million of escrowed cash at December 31, 2016 and 2015, respectively, primarily related to the future decommissioning obligations of the Bullwinkle platform.

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

The following table summarizes the activity for the Company’s decommissioning liabilities (in thousands):

	December 31,
	2016	2015
Decommissioning liabilities, December 31, 2015 and 2014, respectively	$117,942	$88,000
Revisions in estimated timing and cash flows	(2,132)	24,660
Accretion	6,959	5,016
Liability acquisitions and dispositions	908	266
Total decommissioning liabilities, December 31, 2016 and 2015, respectively	$123,677	$117,942

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

During 2016 and 2015, the Company incurred losses from continuing operations; therefore the impact of any incremental shares would be anti-dilutive.  Stock options for 1,100,000 shares of the Company’s common stock were excluded in the computation of diluted earnings per share for 2014, as the effect would have been anti-dilutive.

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

Financial Instruments

The fair value of the Company’s financial instruments of cash equivalents, accounts receivable, accounts payable, accrued expenses and borrowings under its credit facility approximates their carrying amounts due to their short maturity or market interest rates.  The fair value of the Company’s debt was $1,307.6 million and $1,508.0 million at December 31, 2016 and 2015, respectively, and was categorized as Level 1 in the fair value hierarchy.  The fair value of these debt instruments is determined by reference to the market value of the instrument as quoted in an over-the-counter market.

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

For international subsidiaries where the functional currency is the U.S. dollar, financial statements are remeasured into U.S. dollars using the historical exchange rate for most of the long-term assets and liabilities and the balance sheet date exchange rate for most of the current assets and liabilities.  An average exchange rate is used for each period for revenues and expenses.  These transaction gains and losses, as well as any other transactions in a currency other than the functional currency, are included in other income (expense) in the consolidated statements of operations in the period in which the currency exchange rates change.  During 2016, 2015 and 2014, the Company recorded $23.5 million, $(9.6) million and $(7.3) million of foreign currency gains/(losses), respectively.

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

In an attempt to achieve a more balanced debt portfolio between fixed and variable interest, the Company has entered into interest rate swaps.  Under these agreements, the Company was entitled to receive semi-annual interest payments at a fixed rate and was obligated to make quarterly interest payments at a variable rate.  The Company had fixed-rate interest on 77% and 62% of its long-term debt at December 31, 2016 and 2015, respectively.  The Company had notional amounts of $300 million related to interest rate swaps with a variable interest rate, adjusted every 90 days, based on LIBOR plus a fixed margin at December 31, 2016 and 2015.  Subsequent to year-end, during January 2017, the Company sold these interest rate swaps to the counterparties for $0.8 million.

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

Recently Issued Accounting Guidance

In January, 2017, the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments eliminate Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The amendments should be applied on a prospective basis.  The new standard is effective for the Company on January 1, 2020, early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company will adopt the accounting guidance as of January 1, 2017.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In January, 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.  The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments provide a more robust framework to use in determining when a set of assets and activities is a business.  The new standard is effective for the Company beginning on January 1, 2018.  The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November, 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash.  The guidance in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The new standard is effective for the Company beginning on January 1, 2018 and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In October, 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  The guidance in this update requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The new standard is effective for the Company beginning on January 1, 2018.  The Company is evaluating the effect that ASU 2016-16 will have on its consolidated financial statements and related disclosures.

In March, 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  The guidance in this update addresses several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The Company will adopt the accounting guidance as of January 1, 2017. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the assets and liabilities arising from leases on the balance sheet.  This new guidance will require the lessee to recognize a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months.  For leases with a term of 12 month or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and recognize the lease expense for such leases generally on a straight-line basis over the lease term.    Under the new guidance, the Company will revise its leasing policies to require most of the leases, where the Company is the lessee, to be recognized on the balance sheet as a lease and lease liability.  Further, the Company will separate leases from other contracts where the Company is either the lessor or lessee when the rights conveyed under the contracts indicate there is a lease.  At this time, the Company cannot calculate the impact the new standard will have on the Company’s consolidated financial statements, the Company anticipates that its assets and liabilities will increase by a significant amount.   The new standard is effective for the Company beginning on January 1, 2019.

In July 2015, the FASB issued ASU No. 2015-11, Inventory – Simplifying the Measurement of Inventory, which applies to inventory measured using first-in, first-out or average cost.  The guidance in this update states that inventory within its scope shall be measured at the lower of cost or net realizable value, and when the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings.   The Company will adopt the accounting guidance as of January 1, 2017.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in GAAP.  The guidance in this update requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers.  The new standard is effective for the Company on January 1, 2018. The Company is in the process of determining the impacts of the new standard on its various revenue streams.  The Company’s approach includes performing a detailed review of key contracts representative of the different businesses and comparing historical accounting policies and practices to the new accounting guidance.  The Company’s services and rental contracts are primarily short-term in nature, and therefore, based on the initial assessment, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.  Remaining implementation matters include establishing new policies, procedures, and controls and quantifying any adoption date adjustments.  The Company will adopt this standard utilizing the modified retrospective method.

Subsequent Events

In accordance with authoritative guidance, the Company has evaluated and disclosed all material subsequent events that occurred after the balance sheet date, but before financial statements were issued.

(2) Supplemental Cash Flow Information

The following table includes the Company’s supplemental cash flow information (in thousands):

	Years ended December 31,
	2016	2015	2014
Cash paid for interest	$93,353	$93,946	$102,880

Cash paid for income taxes, net of refunds	$(28,933)	$40,074	$127,132

Details of business acquisitions:
Fair value of assets	$-	$-	$29,468
Fair value of liabilities	-	-	(5,125)
Cash paid	-	-	24,343
Less cash acquired	-	-	(16)
Net cash paid for acquisitions	$-	$-	$24,327

Non-cash investing activity:

Capital expenditures included in accounts payable and accrued expenses	$4,905	$28,704	$49,118

(3) Reduction in Value of Assets and Other Charges

During 2016 and 2015, the Company recorded $500.4 million and $1,738.9 million in expense related to reduction in value of assets, respectively.  The components of reduction in value of assets are as follows (in thousands):

	Years ended December 31,
	2016	2015
Reduction in value of goodwill	$330,500	$1,326,701
Reduction in value of long-lived assets	143,803	330,194
Retirements of long-lived assets	26,102	42,545
Reduction in value of assets related to sale of a business	-	39,447
Total reduction in value of assets	$500,405	$1,738,887

Reduction in Value of Goodwill

During 2016, the Company recorded $330.5 million reduction in value of goodwill relating to its Onshore Completion and Workover Services and Production Services segments.  The Company determined that the implied fair value of its goodwill for the Onshore Completion and Workover Services segment was less than its carrying value and recorded a $140.0 million impairment of the Onshore Completion and Workover Services segment’s goodwill.  In addition, the Company determined that the implied fair value of its goodwill for the Production Services segment was less than its carrying value and recorded a $190.5 million impairment of the Production Services segment’s goodwill.  The reduction in value of goodwill in the Onshore Completion and Workover Services and Production Services segments was primarily driven by further deterioration of market conditions during 2016 and the Company’s forecast did not indicate a timely recovery sufficient to support the carrying values of the goodwill.

During 2015, the Company recorded $1,326.7 million reduction in value of goodwill relating to its Onshore Completion and Workover Services and Production Services segments.  The Company determined that the implied fair value of its goodwill for the Onshore Completion and Workover Services segment was less than its carrying value and recorded a $740.0 million impairment of the Onshore Completion and Workover Services segment’s goodwill.  In addition, the Company determined that the implied fair value of its goodwill for the Production Services segment was less than its carrying value and recorded a $586.7 million impairment of the Production Services segment’s goodwill.  The reduction in value of goodwill in the Onshore Completion and Workover Services and Production Services segments was primarily driven by deteriorated market conditions during the year and the Company’s forecast did not indicate a timely recovery sufficient to support the carrying values of the goodwill.

Reduction in Value of Long-Lived Assets

During 2016, the Company recorded $143.8 million in connection with the reduction in value of its long-lived assets.  The reduction in value of assets was comprised of $4.9 million related to equipment and $45.9 million related to intangibles in the fluid management business in the Onshore Completion and Workover Services segment and $21.4 million related to equipment and $21.0 million related to intangibles, primarily relating to the cementing business in the Production Services segment.  Also, the Company recorded $25.0 million related to the reduction in carrying values of certain accommodation units included in the Drilling Products and Services segment.  In addition, the Company recorded $25.6 million related to the reduction in carrying values of the marine vessels and equipment in the conventional decommissioning division in its Technical Solutions segment.  The reduction in value of assets recorded during 2016 was primarily driven by the decline in demand for these services.

During 2015, the Company recorded $330.2 million in connection with the reduction in value of its long-lived assets.  The reduction in value of assets was comprised of $89.7 million related to equipment and $59.5 million related to intangibles in the coiled tubing business and pressure control tools businesses within the Production Services segment.  The reduction in value of assets also included $68.9 million related to the reduction in carrying values of the marine vessels and equipment and $56.0 million related to impairment of the Gulf of Mexico oil and gas property which is included in the Technical Solutions segment.  In addition, the reduction in value of assets included a $40.2 million charge, primarily related to reduction in carrying values of certain domestic and international accommodation units and premium drill pipe included in the Drilling Products and Services segment and a $15.9 million charge related to mechanical drilling rigs included in the Onshore Completion and Workover Services segment.  The reduction in value of assets recorded during 2015 was primarily driven by the decline in demand for these services.

Retirements of Long-Lived Assets

During 2016, the Company recorded $26.1 million, primarily in the Drilling Products and Services segment for retirement and abandonment of excess and inoperable and/or functionally obsolete long-lived assets that would require a significant cost to refurbish.

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

Other Charges

During 2016, the Company recorded $39.2 million primarily relating to severance and facility closures.  At December 31, 2016, the accrued lease termination liability balances were $4.9 million and $7.8 million, included in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

During 2015, in connection with the reorganization of several of its businesses, the Company recorded $46.8 million relating to severance expense and reorganization costs.  Included in the total reorganization costs is $20.2 million relating to the impairment of certain real estate operating leases included in the Onshore Completion and Workover Services segment.  At December 31, 2015, the accrued lease termination liability balances were $7.2 million and $11.1 million, included in accrued expenses and other long-term liabilities, respectively, on the consolidated balance sheet.

(4) Property, Plant and Equipment

A summary of property, plant and equipment is as follows (in thousands):

	December 31,
	2016	2015
Machinery and equipment	$3,513,907	$3,771,046
Buildings, improvements and leasehold improvements	307,658	318,906
Automobiles, trucks, tractors and trailers	37,103	45,013
Furniture and fixtures	66,045	67,483
Construction-in-progress	11,048	74,683
Land	59,774	58,731
Oil and gas producing assets	64,169	66,285
Total	4,059,704	4,402,147
Accumulated depreciation and depletion	(2,454,339)	(2,278,856)
Property, plant and equipment, net	$1,605,365	$2,123,291

The Company had $82.5 million and $84.9 million of leasehold improvements at December 31, 2016 and 2015, respectively.  These leasehold improvements are depreciated over the shorter of the life of the asset or the term of the lease using the straight line method.  Depreciation expense (excluding depletion, amortization and accretion) was $486.9 million, $584.1 million and $620.6 million during 2016,  2015 and 2014, respectively.  During 2016, the Company recorded $101.0 million related to reduction in value of property, plant and equipment (see note 3).

(5) Debt

The Company’s outstanding debt is as follows (in thousands):

	December 31,
	2016		2015
	Long-term	Current	Long-term	Current
Senior Notes due May 2019	$500,000	$-	$500,000	$-
Senior Notes due December 2021	800,000	-	800,000	-
Term loan	-	-	305,000	20,000
Other	-	-	3,089	9,957
Total debt, gross	1,300,000	-	1,608,089	29,957
Unamortized debt issuance costs	(15,400)	-	(19,826)	-
Total debt, net	$1,284,600	$-	$1,588,263	$29,957

Debt maturities presented as of December 31, 2016 are as follows (in thousands):

2017	$-
2018	-
2019	500,000
2020	-
2021	800,000
Thereafter	-
Total	$1,300,000

Credit Facility

At December 31, 2015, the Company had a credit facility that was comprised of a $600.0 million revolving line of credit and a $325.0 million term loan.  In February 2016, the Company amended its credit facility.  The amendment, among other things, reduced the size of the facility to $470.3 million, extended the maturity date to 2019 and eliminated the term loan component.  In July 2016, the Company amended the credit facility.  The amendment, among other things, reduced the size of the facility to $400.0 million, suspended the maximum leverage ratio covenant until the fourth quarter of 2017 and replaced it with a senior secured debt to earnings before interest, taxes, depreciation and amortization ratio covenant during this period and modifies the restricted payment covenant to eliminate our ability to pay dividends and make equity repurchases until September 2017.  During 2016, the Company made payments totaling $325.0 million on the revolving credit facility and currently has no outstanding debt balance under the facility.

Subsequent to year-end, in February 2017, the Company amended its credit facility.  The amendment, among other things, reduced the size of the credit facility from $400.0 million to $300.0 million (with a $100.0 million accordion feature) and amended the financial covenants, in part to suspend the interest coverage ratio until the third quarter of 2017.

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

(6) Stock-Based and Long-Term Compensation

During 2016, the 2016 Incentive Award Plan was approved and it replaced the previous plan.  The Compensation Committee determines the recipients of the equity awards, the type of awards made, the required performance measures, and the timing and duration of each grant.  At December 31, 2016, 8,700,000 shares of the Company’s common stock were available for future grants under the plan.

Total stock-based compensation expense and the associated tax benefits are as follows (in thousands):

Compensation Expense	Years ended December 31,
	2016	2015	2014
Stock options	$4,870	$3,663	$3,900
Restricted stock	382	9,219	15,800
Restricted stock units	24,762	19,699	11,282
Performance and strategic performance share units	10,167	12,991	13,092
Total	$40,181	$45,572	$44,074

Tax Benefit	Years ended December 31,
	2016	2015	2014
Stock options	$1,802	$1,355	$1,443
Restricted stock	141	3,411	5,846
Restricted stock units	9,162	7,289	4,174
Total	$11,105	$12,055	$11,463

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

The Company recognizes compensation expense for stock option grants based on the fair value at the date of grant using the Black-Scholes-Merton option pricing model.  The Company uses historical data, among other factors, to estimate the expected volatility and the expected life of the stock options.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the stock option.  The dividend yield is based on our historical and projected dividend payouts.

The weighted average fair values of stock options granted and the assumptions used in estimating those fair values are as follows:

	Years ended December 31,
	2016	2015	2014
Weighted average fair value of stock options granted	$3.61	$6.25	$6.95

Black-Scholes-Merton Assumptions:
Risk free interest rate	1.46%	1.33%	1.42%
Expected life (years)	5	5	4
Volatility	55.72%	47.07%	34.50%
Dividend yield	3.28	1.30	1.23

The following table summarizes stock option activity for 2016:

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	4,591,141	$23.60	5.3	$256
Granted	2,121,417	$9.76
Exercised	(40,723)	$12.86
Forfeited	(289,820)	$9.76
Expired	(371,181)	$27.21
Outstanding as of December 31, 2016	6,010,834	$19.23	6.0	14,145
Exercisable as of December 31, 2016	3,671,241	$23.86	4.2	$1,104
Options expected to vest as of December 31, 2016	2,339,593	$11.97	8.8	$13,041

The total intrinsic value of stock options exercised during 2016, 2015 and 2014 was $0.3 million, $2.3 million and $17.1 million, respectively.  The Company received $0.5 million, $8.8 million and $10.6 million during 2016, 2015 and 2014, respectively, from employee stock option exercises.  The Company has reported tax benefits of $0.1 million, $0.9 million and $5.6 million from the exercise of stock options for 2016, 2015 and 2014, respectively.

The following table summarizes non-vested stock option activity for 2016:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2015	1,102,879	$20.81
Granted	2,121,417	$9.76
Vested	(594,883)	$21.54
Forfeited	(289,820)	$9.76
Non-vested as of December 31, 2016	2,339,593	$11.97

At December 31, 2016, the unrecognized compensation expense related to non-vested stock options was $5.7 million.  The Company expects to recognize $3.3 million and $2.4 million of compensation expense associated with these options during 2017 and 2018, respectively.

Restricted Stock

Since 2014, no restricted stock has been granted.  The following table summarizes restricted stock activity for 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2015	292,937	$23.13
Vested	(291,779)	$23.13
Forfeited	(1,158)	$23.03
Non-vested as of December 31, 2016	-	$-

The total fair value of restricted stock vested during 2016, 2015 and 2014 was $6.8 million, $12.1 million and $23.0 million, respectively.

Restricted Stock Units

Beginning in 2014, restricted stock unit awards (RSUs) were granted to eligible employees instead of restricted stock.  Prior to 2014, only non-employee directors were granted RSUs.  RSUs granted to employees vest in equal annual installments over three years.  On the vesting date, each RSU is converted to one share of the Company’s common stock having an aggregate value determined by the Company’s closing stock price on the vesting date.  Holders of RSUs are not entitled to any rights of a stockholder, such as the right to vote shares.

Each non-employee director is issued annually a number of RSUs having an aggregate dollar value determined by the Company’s Board of Directors.  The exact number of RSUs granted is determined by dividing the aggregate dollar value determined by the Company’s Board of Directors by the fair market value of the Company’s common stock on the day of the annual stockholders’ meeting.  If the director’s election occurs at a time other than at the annual meeting, the director will receive a pro-rata number of RSUs based on the number of months between his or her election date and the anniversary of the last annual stockholder meeting.  Each RSU granted prior to 2013 represents the right to receive from the Company, within 30 days of the date the director ceases to serve on the Board, one share of the Company’s common stock.  The RSUs granted will vest and pay out in shares of the Company’s common stock in the year following the grant date on the date of Company’s annual meeting.

The following table summarizes RSU activity for 2016:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2015	2,787,889	$20.41
Granted	2,549,112	$9.98
Vested	(1,127,930)	$20.62
Forfeited	(522,779)	$13.56
Non-vested as of December 31, 2016	3,686,292	$14.10

At December 31, 2016, there was $24.2 million of unrecognized compensation expense related to unvested RSUs.  The Company expects to recognize $16.6 million, $7.3 million, and $0.3 million associated with unvested RSUs for 2017, 2018, and 2019, respectively.

Performance Share Units

The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program.  There is a three-year performance period associated with each PSU grant.  The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.”  If the participant has met specified continued service requirements, the PSUs will settle in cash or a combination of cash and up to 50% of equivalent value in the Company’s common stock, at the discretion of the Compensation Committee of the Board of Directors.  At December 31, 2016, there were 368,394 PSUs outstanding (121,168,  129,852 and 117,374 related to performance periods ending December 31, 2016, 2017 and 2018, respectively).  The Company has recorded both current and long-term liabilities for this liability-based compensation award.

In February 2014, the Company granted strategic performance share units (SPSUs) to the executive officers of the Company.  The number of target SPSUs was established at the beginning of a two-calendar year performance period.  The final value of SPSUs earned was based upon the level of the Company’s free cash flow achieved for 2015 and 2014.  All SPSU awards were paid out during 2016.

Employee Stock Purchase Plan (ESPP)

Eligible employees are allowed to purchase shares of the Company’s common stock at a discount during six-month offering periods beginning on January 1 and July 1 of each year and ending on June 30 and December 31 of each year, respectively.

The following table summarizes ESPP activity (in thousands except shares):

	Years ended December 31,
	2016	2015	2014
Cash received for shares issued	$3,681	$4,803	$4,870
Compensation expense	$1,492	$835	$1,078
Shares issued	290,987	332,467	246,480

401(k)/Profit Sharing Plan

The Company maintains a defined contribution profit sharing plan for employees who have satisfied minimum service requirements.  Employees may contribute up to 75% of their eligible earnings to the plan subject to the contribution limitations imposed by the Internal Revenue Service.  The Company provides a nondiscretionary match of 100% of an employee’s contributions to the plan, up to 4% of the employee’s salary.  The Company made contributions of $8.7 million, $13.9 million and $16.7 million 2016, 2015 and 2014, respectively.

Non-Qualified Deferred Compensation Plans

The Company has a non-qualified deferred compensation plan which allows senior management to defer up to 75% of their base salary, up to 100% of their bonus, up to 100% of the cash portion of their PSU compensation and up to 100% of the vested RSUs to the plan.   The Company also has a non-qualified deferred compensation plan for its non-employee directors which allows each director to defer up to 100% of their cash compensation paid by the Company and up to 100% of the vested RSUs to the plan.  Payments are made to participants based on their annual enrollment elections and plan balances.  Participants earn a return on their deferred compensation that is based on hypothetical investments in certain mutual funds.  Changes in market value of these hypothetical participant investments are reflected as an adjustment to the deferred compensation liability of the Company with an offset to compensation expense.  The Company makes contributions that approximate the participant deferrals into various investments, principally life insurance that is invested in mutual funds similar to the participants’ hypothetical investment elections.  Changes in market value of the investments and life insurance are reflected as adjustments to the deferred compensation plan asset with an offset to other income (expense) in the consolidated statements of operations.

The following table summarizes deferred compensation balances (in thousands):

		December 31,
	Balance sheet location	2016	2015
Deferred compensation assets	Intangible and other long-term assets, net	$12,360	$11,548
Deferred compensation liabilities, short-term	Accounts payable	$1,115	$721
Deferred compensation liabilities, long-term	Other long-term liabilities	$18,489	$17,367

Supplemental Executive Retirement Plan

The Company has a supplemental executive retirement plan (SERP).  The SERP provides retirement benefits to the Company’s executive officers and certain other designated key employees.  The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant.  Under the SERP, the Company will generally make annual contributions to a retirement account based on age and years of service.  The participants in the plan receive contributions ranging from 5% to 35% of salary and annual cash bonus, which totaled $2.2 million, $1.2 million and $1.2 million during 2016, 2015 and 2014, respectively.  The Company recorded compensation expense of $1.4 million, $2.1 million and $1.6 million in general and administrative expenses during 2016, 2015 and 2014, respectively.  The Company may also make discretionary contributions to a participant’s account.  During 2016, 2015 and 2014, the Company paid $1.4 million, $3.7 million and $3.0 million, respectively, to eligible participants in the SERP.

(7) Income Taxes

The components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Domestic	$(1,097,109)	$(2,069,019)	$372,672
Foreign	(3,232)	9,236	69,517
	$(1,100,341)	$(2,059,783)	$442,189

The components of income tax expense (benefit) are as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Current:
Federal	$(101,578)	$(952)	$150,997
State	(159)	2,818	11,339
Foreign	19,156	19,227	36,287
	(82,581)	21,093	198,623
Deferred:
Federal	(179,721)	(249,193)	(33,172)
State	(9,348)	(10,034)	648
Foreign	4,649	(13,886)	(4,700)
	(184,420)	(273,113)	(37,224)
	$(267,001)	$(252,020)	$161,399

Income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal income tax rate of 35% to income (loss) before income taxes as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Computed expected tax expense (benefit)	$(385,119)	$(720,923)	$154,766
Increase (decrease) resulting from
State and foreign income taxes	(8,038)	(6,353)	8,467
Reduction in value of assets	115,725	464,395	-
Other	10,431	10,861	(1,834)
Income tax expense (benefit)	$(267,001)	$(252,020)	$161,399

The tax effects of temporary differences that give rise to significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$9,172	$8,275
Operating loss and tax credit carryforwards	85,383	92,798
Compensation and employee benefits	59,351	59,310
Decommissioning liabilities	40,994	30,400
Other	51,069	57,768
	245,969	248,551
Valuation allowance	(6,722)	(5,395)
Net deferred tax assets	239,247	243,156

Deferred tax liabilities:
Property, plant and equipment	352,683	469,728
Notes receivable	14,796	14,796
Goodwill and other intangible assets	98,868	119,661
Other	16,511	22,040
Deferred tax liabilities	482,858	626,225
Net deferred tax liability	$243,611	$383,069

The net deferred tax assets reflect management’s estimate of the amount that will be realized from future profitability and the reversal of taxable temporary differences that can be predicted with reasonable certainty.  A valuation allowance has been recognized on a portion of the state net operating loss carryforward deferred tax asset.  After considering all available evidence at December 31, 2016, the Company determined that it was more likely than not that a portion of the carryforward would not be realized.  Accordingly, the Company increased deferred income tax expense by an additional $1.3 million of the valuation allowance.

At December 31, 2016, the Company had $320.8 million in U.S. net operating loss carryforwards, which are available to reduce future or prior taxable income.  The expiration dates for utilization of the loss carryforwards are 2021 through 2036.  At December 31, 2016, the Company also had various state net operating loss carryforwards with expiration dates from 2017 to 2031.  A net deferred tax asset of $26.5 million reflects the expected future tax benefit for the state loss carryforwards.  At December 31, 2016, the Company also had a U.S. foreign tax credit carryforward of $49.1 million with expiration dates from 2021 to 2026.

The Company has not provided U.S. income tax expense on earnings of its foreign subsidiaries, since the Company has reinvested or expects to reinvest outside the U.S. the undistributed earnings indefinitely.  At December 31, 2016, the Company’s foreign subsidiaries had an accumulated deficit in earnings.  The Company does not intend to repatriate the earnings of its foreign subsidiaries.  The Company has not provided U.S. income taxes for such earnings, except to the extent that such earnings were previously subject to U.S. income taxes.  These earnings could become subject to U.S. income tax if remitted, or if deemed remitted as a dividend.  It is not practicable to estimate the amount of taxes that might be payable on such undistributed earnings.

The Company files income tax returns in the U.S., including federal and various state filings, and certain foreign jurisdictions.  The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction.  The Company remains subject to U.S. federal tax examinations for years after 2012.

The Company had unrecognized tax benefits of $29.9 million, $29.7 million and $30.3 million as of December 31, 2016, 2015 and 2014, respectively, all of which would impact the Company’s effective tax rate if recognized.

The activity in unrecognized tax benefits is as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Unrecognized tax benefits,
December 31, 2015, 2014 and 2013, respectively	$29,715	$30,344	$29,899
Additions based on tax positions related to prior years	6,874	6,752	7,860
Reductions based on tax positions related to prior years	(3,582)	-	(5,438)
Reductions as a result of a lapse of the applicable statute of limitations	(3,051)	-	(1,977)
Reductions relating to settlements with taxing authorities	-	(7,381)	-
Unrecognized tax benefits,
December 31, 2016, 2015 and 2014, respectively	$29,956	$29,715	$30,344

The Company recorded $2.5 million, $1.0 million and $0.6 million of interest and penalty for 2016, 2015 and 2014, respectively, classified as a component of income tax expense in the consolidated statements of operations.  The amounts in the table above include cumulative accrued interest and penalties of $7.4 million, $4.6 million and $5.0 million at December 31, 2016, 2015 and 2014, respectively, which are included in other non-current liabilities on the consolidated balance sheets.

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

The Company evaluates the performance of its reportable segments based on income or loss from operations.  The segment measure is calculated as follows: segment revenues less segment operating expenses, depreciation, depletion, amortization and accretion expense, reduction in value of assets and allocated corporate general and administrative expenses.  Corporate general and administrative expenses are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods which the Company believes to be a reasonable reflection of the utilization of services provided.  The Company believes this segment measure is useful in evaluating the performance of its reportable segments because it highlights operating trends and aids analytical comparisons.

Summarized financial information for the Company’s segments is as follows (in thousands):

2016

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$293,543	$523,965	$348,363	$284,176	$-	$1,450,047
Cost of services and rentals (exclusive of
depreciation, depletion, amortization
and accretion)	136,719	515,784	276,223	194,548	-	1,123,274
Depreciation, depletion, amortization
and accretion	161,378	209,455	95,416	43,722	-	509,971
General and administrative expenses	89,574	91,508	76,817	88,707	-	346,606
Reduction in value of assets	48,903	190,835	235,067	25,600	-	500,405
Loss from operations	(143,031)	(483,617)	(335,160)	(68,401)	-	(1,030,209)
Interest expense, net	-	-	(1,343)	3,553	(94,963)	(92,753)
Other expense	-	-	-	-	22,621	22,621
Loss from continuing operations
before income taxes	$(143,031)	$(483,617)	$(336,503)	$(64,848)	$(72,342)	$(1,100,341)

2015

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$547,530	$934,274	$795,215	$497,546	$-	$2,774,565
Cost of services and rentals (exclusive of
depreciation, depletion, amortization
and accretion)	178,629	773,119	612,578	301,486	-	1,865,812
Depreciation, depletion, amortization
and accretion	187,336	225,667	136,992	62,152	-	612,147
General and administrative expenses	120,637	121,289	146,192	122,590	-	510,708
Reduction in value of assets	40,237	783,229	790,517	124,904	-	1,738,887
Income (loss) from operations	20,691	(969,030)	(891,064)	(113,586)	-	(1,952,989)
Interest expense, net	-	-	(2,013)	1,707	(97,012)	(97,318)
Other expense	-	-	-	-	(9,476)	(9,476)
Income (loss) from continuing operations
before income taxes	$20,691	$(969,030)	$(893,077)	$(111,879)	$(106,488)	$(2,059,783)

2014

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$852,499	$1,732,833	$1,402,815	$568,475	$-	$4,556,622
Cost of services and rentals (exclusive of
depreciation, depletion, amortization
and accretion)	255,613	1,205,443	967,440	306,337	-	2,734,833
Depreciation, depletion, amortization
and accretion	179,934	233,430	171,380	66,070	-	650,814
General and administrative expenses	141,762	159,687	195,731	127,191	-	624,371
Income from operations	275,190	134,273	68,264	68,877	-	546,604
Interest expense, net	-	-	-	1,577	(98,311)	(96,734)
Other expense	-	-	-	-	(7,681)	(7,681)
Income (loss) from continuing operations
before income taxes	$275,190	$134,273	$68,264	$70,454	$(105,992)	$442,189

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Consolidated
	Services	Services	Services	Solutions	Total
December 31, 2016	$849,046	$1,573,801	$598,909	$448,499	$3,470,255
December 31, 2015	$1,154,425	$1,929,185	$1,036,485	$794,149	$4,914,244
December 31, 2014	$1,212,900	$2,993,824	$2,170,534	$940,524	$7,317,782

Capital Expenditures
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Consolidated
	Services	Services	Services	Solutions	Total
December 31, 2016	$35,504	$20,185	$20,939	$3,920	$80,548
December 31, 2015	$124,015	$103,001	$77,537	$53,673	$358,226
December 31, 2014	$261,451	$152,742	$102,171	$99,738	$616,102

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

Revenues
	Years ended December 31,
	2016	2015	2014
United States	$1,080,513	$2,185,071	$3,848,929
Other Countries	369,534	589,494	707,693
Total	$1,450,047	$2,774,565	$4,556,622

Long-Lived Assets
		December 31,
		2016	2015
United States		$1,288,077	$1,799,418
Other Countries		317,288	323,873
Total, net		$1,605,365	$2,123,291

 (9) Commitments and Contingencies

The Company leases many of its office, service and assembly facilities under operating leases.  In addition, the Company also leases certain assets used in providing services under operating leases.  The leases expire at various dates over an extended period of time.  Total rent expense was $24.1 million, $29.6 million and $26.2 million during 2016,  2015 and 2014, respectively.  Future minimum lease payments under non-cancelable leases for the five years ending December 31, 2017 through 2021  and thereafter are as follows:  $42.7 million, $27.5 million, $16.8 million, $12.2 million and $29.8 million, respectively.

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

(10) Fair Value Measurements

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$12,360	$368	$11,992	-
Interest rate swaps	$8,579	-	$8,579	-
Accounts payable
Non-qualified deferred compensation liabilities	$1,115	-	$1,115	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$18,489	-	$18,489	-

	December 31, 2015	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$11,548	$368	$11,180	-
Interest rate swaps	$6,905	-	$6,905	-
Accounts payable
Non-qualified deferred compensation liabilities	$721	-	$721	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$17,367	-	$17,367	-

The Company’s non-qualified deferred compensation plans allow officers, certain highly compensated employees and non-employee directors to defer receipt of a portion of their compensation and contribute such amounts to one or more hypothetical investment funds (see note 6).  The Company entered into separate trust agreements, subject to general creditors, to segregate assets of each plan and reports the accounts of the trusts in its consolidated financial statements.  These investments are reported at fair value based on unadjusted quoted prices in active markets for identifiable assets and observable inputs for similar assets and liabilities, which represent Levels 1 and 2, respectively, in the fair value hierarchy.

At December 31, 2016, the Company had three interest rate swap agreements related to its fixed rate debt maturing in 2021 for notional amounts of $100 million each (see note 11).

The following table reflects the fair value measurements used in testing the impairment of long-lived assets and goodwill (in thousands):

	Years ended December 31,
	2016		2015
	Impairment	Fair Value	Impairment	Fair Value
Goodwill	$330,500	$668,864	$1,326,701	$998,288
Intangible assets	$68,865	$-	$68,890	$6,345
Property, plant and equipment, net	$74,938	$294,457	$177,442	$179,612

Fair value is measured as of the impairment date using Level 3 inputs.  See note 3 for discussion of reduction in value of assets recorded during 2016 and 2015.

(11) Derivative Financial Instruments

From time to time, the Company may enter into interest rate swaps in an attempt to achieve a more balanced debt portfolio between fixed and variable debt.  The Company does not use derivative financial instruments for trading or speculative purposes.

At December 31, 2016, the Company had three interest rate swaps for notional amounts of $100 million each related to its 7 1/8% senior notes maturing in December 2021.  These transactions were designated as fair value hedges since the swaps hedged against the change in fair value of fixed rate debt resulting from changes in interest rates.  The Company recorded a derivative asset of $8.6 million and $6.9 million within intangible and other long term assets in the consolidated balance sheets at December 31, 2016 and 2015, respectively, relating to these swaps.

The location and effect of the derivative instrument on the consolidated statements of operations presented on a pre-tax basis is as follows (in thousands):

		Years ended December 31,
Effect of derivative instrument	Location of (gain) loss recognized	2016	2015	2014
Interest rate swap	Interest expense, net	$2,306	$(1,932)	$(11,054)
Hedged item - debt	Interest expense, net	(3,980)	(790)	7,208
		$(1,674)	$(2,722)	$(3,846)

During 2016, 2015 and 2014 $1.7 million, $2.7 million and $3.8 million of interest income, respectively, was related to the ineffectiveness associated with these fair value hedges.  Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

Subsequent to year-end, during January 2017, the Company sold these interest rate swaps to the counterparties for $0.8 million.

(12) Discontinued Operations

During the first quarter of 2016, the Company’s management determined that the conventional decommissioning business no longer met the held for sale criteria.  Accordingly, property, plant and equipment related to the conventional decommissioning business was reclassified back to continuing operations.

At December 31, 2016, the assets of the subsea construction business were being actively marketed and the Company’s management was committed to selling the remaining assets, which were classified as held for sale and were included in the Technical Solutions segment.

The following table summarizes the components of loss from discontinued operations, net of tax (in thousands) included in the consolidated statements of operations:

	Years ended December 31,
	2016	2015	2014
Revenues	$-	$18,723	$145,463

Loss from discontinued operations, net of tax expense/(benefit) of $1,908, ($5,626) and ($19,330), respectively	$(53,559)	$(46,955)	$(22,973)

For 2015 and 2014, loss from discontinued operations included $7.5 million and $21.7 million, respectively, of loss related to the conventional decommissioning business.

During 2016, loss from discontinued operations included $33.0 million for the reduction in value of marine vessels in the subsea construction business.

During 2015, loss from discontinued operations included $25.8 million and $8.8 million for the reduction in value of marine vessels in the subsea construction and conventional decommissioning businesses, respectively.

During 2014, loss from discontinued operations included an $18.8 million gain related to the sale of marine vessels and equipment in the subsea construction business.

The following summarizes the assets and liabilities related to the businesses reported as discontinued operations (in thousands):

	December 31,
	2016	2015
Current assets	$158	$2,600
Property, plant and equipment, net	27,000	92,634
Total assets	$27,158	$95,234
Current liabilities	$8,653	$4,661

At December 31, 2015, assets held for sale also included $26.6 million of property, plant and equipment related to the conventional decommissioning business.

(13) Related Party Transactions

The Company’s President and Chief Executive Officer serves as an independent director of the board of Linn Energy, LLC (Linn), an independent oil and gas development company.  The Company recorded revenues from Linn of $5.4 million, $7.2 million and $19.7 million during 2016, 2015 and 2014, respectively.  The Company had trade receivables from Linn of $0.5 million and $2.0 million at December 31, 2016 and 2015, respectively.

During 2014, the Company purchased services, products and equipment, as well as leased certain facilities, from companies affiliated with a former officer, who retired during the first quarter of 2015, of one of its subsidiaries.  During 2014 these transactions totaled $221.1 million, of which, $92.1 million was purchased from ORTEQ Energy Services, a heavy equipment construction company which also manufactures pressure pumping equipment, $0.7 million was purchased from Ortowski Construction, primarily related to the manufacture of pressure pumping units, $21.6 million was paid to Resource Transport, LLC, related to the transportation of sand used in pressure pumping activities, $79.3 million was purchased from Texas Specialty Sands, LLC primarily for the purchase of sand used for pressure pumping activities, $25.5 million was purchased from ProFuel, LLC, primarily related to the purchase of diesel used to operate equipment and trucks and $1.9 million was related to facilities leased from Timber Creek Real Estate Partners.

(14) Interim Financial Information (Unaudited)

The following is a summary of consolidated interim financial information (in thousands):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$413,133	$356,271	$326,225	$354,418
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	285,339	258,635	258,168	321,132
Depreciation, depletion, amortization and accretion	136,672	132,037	123,308	117,954
Reduction in value of assets	2,198	460,283	1,963	35,961
Loss from continuing operations	(84,536)	(468,632)	(113,913)	(166,259)
Loss from discontinued operations, net of tax	(2,267)	(2,225)	(4,085)	(44,982)
Net loss	$(86,803)	$(470,857)	$(117,998)	$(211,241)

Loss per share from continuing operations:
Basic and diluted	$(0.56)	$(3.09)	$(0.75)	$(1.10)
Loss per share from discontinued operations:
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.30)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$917,235	$710,784	$601,396	$545,150
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	582,246	465,533	420,485	397,548
Depreciation, depletion, amortization and accretion	162,220	158,352	146,757	144,818
Reduction in value of assets	-	807,637	755,632	175,618
Loss from continuing operations	(1,497)	(775,132)	(816,587)	(214,547)
Loss from discontinued operations, net of tax	(9,640)	(9,857)	(4,610)	(22,848)
Net loss	$(11,137)	$(784,989)	$(821,197)	$(237,395)

Loss per share from continuing operations:
Basic and diluted	$(0.02)	$(5.15)	$(5.42)	$(1.43)
Loss per share from discontinued operations:
Basic and diluted	$(0.06)	$(0.07)	$(0.03)	$(0.15)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is appropriately recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (SEC).  In addition, the disclosure controls and procedures ensure that information required to be disclosed, accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), allow timely decisions regarding required disclosure.  An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2016 were effective to provide reasonable assurance that information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosures.  Management’s report and the independent registered public accounting firm’s attestation report are included herein under the captions “Management’s Annual Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.

There has been no change in our internal control over financial reporting during the three months ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, and for performing an assessment of the effectiveness of internal control over our financial reporting as of December 31, 2016.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our management, including our CEO and CFO, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, our management determined that as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Our internal control over financial reporting as of December 31, 2016 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Superior Energy Services, Inc.:

We have audited Superior Energy Services, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Superior Energy Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on Superior Energy Services, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Superior Energy Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016,  and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston,  Texas

February 23, 2017

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

The following financial statements are included in Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm - Audit of Financial Statements

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm - Audit of Internal Control over Financial Reporting

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2016, 2015 and 2014

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

10.12^	Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 99.1 pf the Company’s Registration Statement on Form S-8 filed May 24, 2016).
10.13^

Form of Restricted Stock Agreement under the Superior Energy Services, Inc. 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.19 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34037)).

10.14^*	Form of Restricted Stock Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan.
10.15^*	Form of Stock Option Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan.
10.16^*	Form of Performance Share Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan.

10.17^*	Form of Notice of Grant of Restricted Stock Units for Non-Management Directors under the Superior Energy Services, Inc. 2016 Incentive Award Plan.
10.18^

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

10.19^

Superior Energy Services, Inc. Directors Deferred Compensation Plan, as amended and restated December 8, 2014 (incorporated herein by reference to Exhibit 10.29 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed February 26, 2015 (File No. 001-34037)).

10.20^

Composite Form of Employment Agreement by and between Superior Energy Services, Inc. and its executive officers (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 18, 2012 (File No. 001-34037)).

10.21^

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

10.23

Fourth Amended and Restated Credit Agreement, dated February 22, 2016, among SESI, L.L.C., Superior Energy Services, Inc., JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed February 22, 2016 (File No. 001-34037)), as amended by the First Amendment to Fourth Amended and Restated Credit Agreement and Security Agreement, dated as of July 13, 2016 (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed July 14, 2016  (File No. 001-34037)), as further amended by the Second Amendment to Fourth Amended and Restated Credit Agreement and Security Agreement, dated as of October 25, 2016 (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed October 26, 2016 (File No. 001-34037)), as further amended by the Third Amendment to Fourth Amended and Restated Credit Agreement and Security Agreement, dated as of February 10, 2017 (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed February 13, 2017 (File No. 001-34037)).

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

Date: February 23, 2017
	By:	/s/ David. D. Dunlap
David D. Dunlap
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Dunlap	President and Chief Executive Officer	February 23, 2017
David D. Dunlap	(Principal Executive Officer)

/s/ Robert S. Taylor	Executive Vice President, Treasurer and	February 23, 2017
Robert S. Taylor	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Terence E. Hall	Chairman of the Board	February 23, 2017
Terence E. Hall

/s/ Harold J. Bouillion	Director	February 23, 2017
Harold J. Bouillion

/s/ James M. Funk	Director	February 23, 2017
James M. Funk

/s/ Peter D. Kinnear	Director	February 23, 2017
Peter D. Kinnear

/s/ Janiece M. Longoria	Director	February 23, 2017
Janiece M. Longoria

/s/ Michael M. McShane	Director	February 23, 2017
Michael M. McShane

/s/ W. Matt Ralls	Director	February 23, 2017
W. Matt Ralls

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts

Years Ended December 31, 2016, 2015 and 2014

(in thousands)

		Balance at the	Charged to
		beginning of	costs and		Discontinued	Balance at the
Description		the year	expenses	Deductions	operations	end of the year
2016:
	Allowance for doubtful accounts	$28,242	$7,825	$6,327	$-	$29,740
2015:
	Allowance for doubtful accounts	$22,076	$14,341	$4,795	$3,380	$28,242
2014:
	Allowance for doubtful accounts	$31,030	$6,299	$10,639	$4,614	$22,076