Form 10-Q
period 2017-03-31
SUPERIOR ENERGY SERVICES INC
filed 2017-04-27
CIK 886835

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

The number of shares of the registrant’s common stock outstanding on April 21, 2017 was 152,831,563.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended March 31, 2017

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2017 and December 31, 2016
(in thousands, except share data)
(unaudited)
	3/31/2017	12/31/2016

ASSETS
Current assets:
Cash and cash equivalents	$151,766	$187,591
Accounts receivable, net of allowance for doubtful accounts of $29,034 and
$29,740 at March 31, 2017 and December 31, 2016, respectively	329,770	297,164
Income taxes receivable	121,309	101,578
Prepaid expenses	42,976	37,288
Inventory and other current assets	139,631	130,772
Assets held for sale	27,411	27,158
Total current assets	812,863	781,551
Property, plant and equipment, net of accumulated depreciation and depletion of $2,537,156 and $2,454,339 at March 31, 2017 and December 31, 2016, respectively	1,513,282	1,605,365
Goodwill	804,436	803,917
Notes receivable	57,423	56,650
Intangible and other long-term assets, net of accumulated amortization of $73,228 and $69,588 at March 31, 2017 and December 31, 2016, respectively	190,707	222,772
Total assets	$3,378,711	$3,470,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,221	$94,831
Accrued expenses	236,978	218,192
Income taxes payable	-	694
Current portion of decommissioning liabilities	22,188	22,164
Liabilities held for sale	7,401	8,653
Total current liabilities	368,788	344,534

Deferred income taxes	213,855	243,611
Decommissioning liabilities	103,186	101,513
Long-term debt, net	1,286,210	1,284,600
Other long-term liabilities	193,974	192,077

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized-250,000,000, Issued and Outstanding - 152,831,563 at March 31, 2017 Authorized-250,000,000, Issued and Outstanding - 151,861,661 at December 31, 2016	153	152
Additional paid in capital	2,690,265	2,691,553
Accumulated other comprehensive loss, net	(78,524)	(80,248)
Retained deficit	(1,399,196)	(1,307,537)
Total stockholders’ equity	1,212,698	1,303,920
Total liabilities and stockholders’ equity	$3,378,711	$3,470,255

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2017 and 2016
(in thousands, except per share data)
(unaudited)
	2017	2016
Revenues:
Services	$334,450	$313,928
Rentals	66,486	99,205
Total revenues	400,936	413,133
Costs and expenses:
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	296,434	252,543
Cost of rentals (exclusive of depreciation, depletion, amortization and accretion)	25,552	32,796
Depreciation, depletion, amortization and accretion - services	95,330	103,853
Depreciation, depletion, amortization and accretion - rentals	18,951	32,819
General and administrative expenses	75,493	103,155
Loss from operations	(110,824)	(112,033)

Other income (expense):
Interest expense, net	(24,250)	(23,806)
Other income	649	7,755
Loss from continuing operations before income taxes	(134,425)	(128,084)
Income taxes	(44,764)	(43,548)
Net loss from continuing operations	(89,661)	(84,536)
Loss from discontinued operations, net of income tax	(1,998)	(2,267)
Net loss	$(91,659)	$(86,803)

Loss per share information:
Basic and diluted:
Continuing operations	$(0.59)	$(0.56)
Discontinued operations	(0.01)	(0.01)
Basic and diluted loss per share	$(0.60)	$(0.57)

Cash dividends declared per share	$-	$0.08

Weighted average common shares used in computing loss per share:
Basic and diluted	152,701	151,324

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Three Months Ended March 31, 2017 and 2016
(in thousands)
	2017	2016
Net loss	$(91,659)	$(86,803)
Change in cumulative translation adjustment, net of tax	1,724	(4,755)
Comprehensive loss	$(89,935)	$(91,558)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017 and 2016
(in thousands)
(unaudited)
	2017	2016
Cash flows from operating activities:
Net loss	$(91,659)	$(86,803)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	114,281	136,672
Deferred income taxes	(29,747)	(55,371)
Stock based compensation expense	10,691	10,783
Other reconciling items, net	(1,430)	(63)
Changes in operating assets and liabilities:
Accounts receivable	(32,441)	71,602
Inventory and other current assets	(8,826)	(6,529)
Accounts payable	11,731	(14,979)
Accrued expenses	17,673	(5,307)
Income taxes	(20,496)	8,987
Other, net	(12,592)	3,543
Net cash provided by (used in) operating activities	(42,815)	62,535

Cash flows from investing activities:
Payments for capital expenditures	(21,188)	(38,015)
Decrease in cash held in escrow	30,600	-
Other	4,090	1,880
Net cash provided by (used in) investing activities	13,502	(36,135)

Cash flows from financing activities:
Proceeds from revolving line of credit	-	325,000
Principal payments on long-term debt	-	(329,106)
Tax withholdings for vested restricted stock units	(8,220)	(3,435)
Cash dividends	-	(12,111)
Other	(486)	(7,295)
Net cash used in financing activities	(8,706)	(26,947)
Effect of exchange rate changes on cash	2,194	(4,232)
Net decrease in cash and cash equivalents	(35,825)	(4,779)
Cash and cash equivalents at beginning of period	187,591	564,017
Cash and cash equivalents at end of period	$151,766	$559,238

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2017

(1)Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC); however, management believes the disclosures that are made are adequate to make the information presented not misleading.  These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three months ended March 31, 2017 and 2016 has not been audited.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein.  Certain previously reported amounts have been reclassified to conform to the 2017 presentation.  The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

(2)Inventory

Inventories are stated at the lower of cost or net realizable value.  The Company applies net realizable value and obsolescence to the gross value of the inventory.  Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process.  Supplies and consumables consist principally of products used in our services provided to customers. The components of the inventory balances are as follows (in thousands):

	March 31, 2017	December 31, 2016
Finished goods	$61,724	$49,888
Raw materials	13,443	17,948
Work-in-process	7,445	5,214
Supplies and consumables	29,450	30,029
Total	$112,062	$103,079

(3) Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company related to costs associated with the abandonment of the acquired property.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities.  The Company recorded interest income related to notes receivable of $0.8 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively.

(4)Decommissioning Liabilities

The Company’s decommissioning liabilities associated with an oil and gas property and its related assets consist of costs related to the plugging of wells, the removal of the related platform and equipment, and site restoration.  The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liabilities have changed materially.  The Company had decommissioning liabilities of $125.4 million and $123.7 million at March  31, 2017 and December 31, 2016, respectively.

(5)Debt

The Company’s outstanding debt is as follows (in thousands):

	March 31, 2017	December 31, 2016
	Long-term	Long-term
Senior Notes due May 2019	$500,000	$500,000
Senior Notes due December 2021	800,000	800,000
Total debt, gross	1,300,000	1,300,000
Unamortized debt issuance costs	(13,790)	(15,400)
Total debt, net	$1,286,210	$1,284,600

Credit Facility

In February 2017, the Company amended its credit facility to, among other things, reduce the size of the credit facility from $400.0 million to $300.0 million (with a $100.0 million accordion feature) and amend the financial covenants, in part to suspend the interest coverage ratio until the third quarter of 2017.  Borrowings under the credit facility bear interest at LIBOR plus margins that depend on the Company’s credit rating.  Indebtedness under the credit facility is secured by substantially all of the Company’s assets, including the pledge of the stock of its principal domestic subsidiaries. The credit facility contains customary events of default and requires that the Company satisfy various financial covenants.  The credit facility also limits the Company’s ability to pay dividends or make distributions, make acquisitions, create liens or incur additional indebtedness.

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

(6)  Derivative Financial Instruments

At December 31, 2016, the Company had three interest rate swaps for notional amounts of $100 million each related to its  7 1/8% senior notes maturing in December 2021.  In January 2017, the Company sold these interest rate swaps to the counterparties for a net amount of $0.8 million.  The remaining balance of the derivative asset is being amortized to interest expense over the remaining term of the related notes.  For the three months ended March 31, 2017, $0.5 million of expense related to the amortization was recorded.

The location and effect of the derivative instruments on the condensed consolidated statement of operations, presented on a pre-tax basis, are as follows (in thousands):

Effect of derivative instrument	Location of (gain) loss recognized	Three Months Ended March 31, 2016
Interest rate swap	Interest expense, net	$(5,197)
Hedged item - debt	Interest expense, net	2,490
		$(2,707)

For the three months ended March 31, 2016,  approximately $2.7 million of interest income was related to the ineffectiveness associated with these fair value hedges.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2017	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$12,965	$368	$12,597	-
Accounts payable
Non-qualified deferred compensation liabilities	$967	-	$967	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$18,926	-	$18,926	-

	December 31, 2016	Level 1	Level 2	Level 3
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$12,360	$368	$11,992	-
Interest rate swaps	$8,579	-	$8,579	-
Accounts payable
Non-qualified deferred compensation liabilities	$1,115	-	$1,115	-
Other long-term liabilities
Non-qualified deferred compensation liabilities	$18,489	-	$18,489	-

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

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts.  The fair value of the Company’s long-term debt was approximately $1,314.6 million and $1,307.6 million as of March 31, 2017 and December 31, 2016, respectively.  The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

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

Summarized financial information for the Company’s segments is as follows (in thousands):

Three Months Ended March 31, 2017

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$68,431	$204,979	$68,605	$58,921	$-	$400,936
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	29,150	193,566	61,181	38,089	-	321,986
Depreciation, depletion, amortization
and accretion	34,975	49,883	20,836	8,587	-	114,281
General and administrative expenses	17,473	24,771	15,800	17,449	-	75,493
Loss from operations	(13,167)	(63,241)	(29,212)	(5,204)	-	(110,824)
Interest expense, net	-	-	-	790	(25,040)	(24,250)
Other expense	-	-	-	-	649	649
Loss from continuing operations
before income taxes	$(13,167)	$(63,241)	$(29,212)	$(4,414)	$(24,391)	$(134,425)

Three Months Ended March 31, 2016

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$88,422	$132,472	$104,894	$87,345	$-	$413,133
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	33,921	123,330	77,487	50,601	-	285,339
Depreciation, depletion, amortization and accretion	45,140	54,627	25,229	11,676	-	136,672
General and administrative expenses	27,083	25,050	25,895	25,127	-	103,155
Loss from operations	(17,722)	(70,535)	(23,717)	(59)	-	(112,033)
Interest income (expense), net	-	-	(793)	943	(23,956)	(23,806)
Other expense	-	-	-	-	7,755	7,755
Income (loss) from continuing operations before income taxes	$(17,722)	$(70,535)	$(24,510)	$884	$(16,201)	$(128,084)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Consolidated
	Services	Services	Services	Solutions	Total
March 31, 2017	$772,561	$1,593,298	$585,434	$427,418	$3,378,711
December 31, 2016	$849,046	$1,573,801	$598,909	$448,499	$3,470,255

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

Revenues
	Three Months Ended March 31,
	2017	2016
United States	$333,609	$303,576
Other Countries	67,327	109,557
Total	$400,936	$413,133

Long-Lived Assets
	March 31, 2017	December 31, 2016
United States	$1,210,392	$1,288,077
Other Countries	302,890	317,288
Total, net	$1,513,282	$1,605,365

(9)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants).  Under the stock incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.  The Company’s total compensation expense related to these plans was approximately $10.3 million and $10.4 million for the three months ended March 31, 2017 and 2016, respectively, which is reflected in general and administrative expenses.

(10)  Income Taxes

The Company had $29.9 million of unrecorded tax benefits as of March 31, 2017 and December 31, 2016, all of which would impact the Company’s effective tax rate if recognized.  It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

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

For the three months ended March 31, 2017 and 2016, the Company incurred a loss from continuing operations; therefore the impact of any incremental shares would be anti-dilutive.

(12) Discontinued Operations

At March 31, 2017, the assets of the subsea construction business were being actively marketed and the Company’s management is committed to selling the remaining assets, which were classified as held for sale.

 The following summarizes the assets and liabilities related to the businesses reported as discontinued operations (in thousands):

	March 31, 2017	December 31, 2016
Current assets	$411	$158
Property, plant and equipment, net	27,000	27,000
Total assets	$27,411	$27,158
Current liabilities	$7,401	$8,653

Loss from discontinued operations for the three months ended March 31, 2017 and 2016 was $2.0 million and $2.3 million,

respectively.

(13)  New Accounting Pronouncements

Standards adopted

In January, 2017, the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments eliminate Step 2 from the goodwill impairment test.  The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The amendments should be applied on a prospective basis.  The new standard is effective for the Company on January 1, 2020.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company adopted the accounting guidance as of January 1, 2017.  The newly adopted accounting principle is preferable because it reduces the cost and complexity of evaluating goodwill for impairment.  The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In March, 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  The guidance in this update addresses several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The Company adopted the accounting guidance as of January 1, 2017. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory – Simplifying the Measurement of Inventory, which applies to inventory measured using first-in, first-out or average cost.  The guidance in this update states that inventory within its scope shall be measured at the lower of cost or net realizable value, and when the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings.   The Company adopted the accounting guidance as of January 1, 2017.  The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

Standards not yet adopted

In January, 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.  The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments provide a more robust framework to use in determining when a set of assets and activities is a business.  The new standard is effective for the Company beginning on January 1, 2018.  The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

In November, 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash.  The guidance in this update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The new standard is effective for the Company beginning on January 1, 2018 and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

In October, 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  The guidance in this update requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The new standard is effective for the Company beginning on January 1, 2018.  The Company is evaluating the effect that ASU 2016-16 will have on its condensed consolidated financial statements and related disclosures.

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

For leases with a term of 12 month or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and recognize the lease expense for such leases generally on a straight-line basis over the lease term.  Under the new guidance, the Company will revise its leasing policies to require most of the leases, where the Company is the lessee, to be recognized on the balance sheet as a lease and lease liability.  Further, the Company will separate leases from other contracts where the Company is either the lessor or lessee when the rights conveyed under the contracts indicate there is a lease.  The Company is evaluating the effect ASU 2016-02 will have on the Company; however, at this time, the Company cannot calculate the impact the new standard will have on the Company’s condensed consolidated financial statements, although the Company anticipates that its assets and liabilities will increase by a significant amount.   The new standard is effective for the Company beginning on January 1, 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in GAAP.  The guidance in this update requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers.  The new standard is effective for the Company on January 1, 2018. The Company is in the process of determining the impacts of the new standard on its various revenue streams.  The Company’s approach includes performing a detailed review of key contracts representative of the different businesses and comparing historical accounting policies and practices to the new accounting guidance.  The Company’s services and rental contracts are primarily short-term in nature, and therefore, based on the initial assessment, the Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.  Remaining implementation matters include establishing new policies, procedures, and controls and quantifying any adoption date adjustments.  The Company will adopt this standard on January 1, 2018 utilizing the modified retrospective method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents filed by us with the SEC contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include, but are not limited to: the cyclicality and volatility of the oil and gas industry, including changes in prevailing oil and gas prices or expectations about future prices; operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage for which we may have limited or no insurance coverage or indemnification rights; the effect of regulatory programs (including regarding worker health and safety laws) and environmental matters on our operations or prospects, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping services, or that future changes in climate change legislation could result in increased operating costs or reduced commodity demand globally; counterparty risks associated with reliance on key suppliers; risks associated with the uncertainty of macroeconomic and business conditions worldwide; changes in competitive and technological factors affecting our operations; credit risk associated with our customer base; the potential inability to retain key employees and skilled workers; challenges with estimating our oil and natural gas reserves and potential liabilities related to our oil and natural gas property; risk associated with potential changes of Bureau of Ocean Energy management security and bonding requirements for offshore platforms; risks inherent in acquiring businesses; risks associated with cyber-attacks; risks associated with business growth during an industry recovery outpacing the capabilities of our infrastructure and workforce; political, legal, economic and other risks and uncertainties associated with our international operations; potential changes in tax laws, adverse positions taken by tax authorities or tax audits impacting our operating results; risks associated with our outstanding debt obligations and the potential effect of limiting our future growth and operations; our continued access to credit markets on favorable terms; and the impact that unfavorable or unusual weather conditions could have on our operations. These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements. We undertake no obligation to update any of our forward-looking statements for any reason and,  notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes.     You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Executive Summary

General

We provide a wide variety of services and products to the energy industry.  We serve major, national and independent oil and natural gas exploration and production companies around the world and offer products and services with respect to the various phases of a well’s economic life cycle.  We report our operating results in four business segments: Drilling Products and Services; Onshore Completion and Workover Services; Production Services; and Technical Solutions.

Industry Trends

The oil and gas industry is both cyclical and seasonal.  The level of spending by oil and gas companies is highly influenced by current and expected demand and future prices of oil and natural gas. Changes in spending result in an increased or decreased demand for our services and products. Rig count is an indicator of the level of spending by oil and gas companies. Our financial performance is significantly affected by the rig count in the U.S. land and offshore market areas as well as oil and natural gas prices and worldwide rig activity, which are summarized in the tables below.

	Three Month Ended March 31,
	2017	2016	% Change
Worldwide Rig Count (1)
U.S.:
Land	722	524	38%
Offshore	21	27	-22%
International (2)	939	1,016	-8%
Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$51.62	$33.35	55%
Natural Gas (Henry Hub)	$3.02	$1.99	52%

(1) Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Incorporated rig count information.

(2) Excludes Canadian Rig Count.

Comparison of the Results of Operations for the Three Months Ended March 31, 2017 and December 31, 2016

   For the three months ended March 31, 2017, revenue was $400.9 million and net loss from continuing operations was $89.7 million, or  a $0.59 loss per share.  Net loss was $91.7 million, or $0.60 loss per share.

First quarter 2017 revenue in our Drilling Products and Services segment decreased 1% sequentially to $68.4 million, as compared to $69.3 million in the fourth quarter of 2016.  U.S. land revenue increased 20% sequentially to $21.2 million due to the increase in drilling activity during the quarter.  This increase was offset by a decrease in revenue from Gulf of Mexico and international market areas.  Gulf of Mexico revenue decreased 9% sequentially to $23.4 million and international revenue decreased 8% sequentially to $23.8 million due to the decrease in drilling activity in those markets.

First quarter 2017 revenue in our Onshore Completion and Workover Services segment increased 36% sequentially to $205.0 million, as compared to $150.6 million in the fourth quarter of 2016.  All of this segment’s revenue is derived from the U.S. land market area.  On a sequential basis, the revenue increase was driven primarily by higher well fracturing utilization as completion activity increased during the quarter.

First quarter 2017 revenue in our Production Services segment decreased 15% sequentially to $68.6 million, as compared to $81.0 million in the fourth quarter of 2016.  International revenue decreased 29% sequentially to $27.4 million due to lower levels of hydraulic workover and snubbing and well intervention activity.  Gulf of Mexico revenue decreased 20% sequentially to $17.8 million primarily as a result of decreased hydraulic workover and snubbing operations and electric line activity.  These decreases were partially offset by a 17% increase in U.S. land revenue, which increased to $23.4 million due to increased optimization, hydraulic workover and snubbing and coiled tubing activity.

First quarter 2017 revenue in our Technical Solutions segment increased 10% sequentially to $58.9 million, as compared to $53.5 million in the fourth quarter of 2016.  Gulf of Mexico revenue increased 43% sequentially to $33.7 million due to the increased completion tools revenue.  U.S. land revenue decreased 25% sequentially to $9.1 million and international revenue decreased 10% sequentially to $16.1, primarily due to a decrease in demand for completion tools and products in these market areas.

Comparison of the Results of Operations for the Three Months Ended March 31, 2017 and 2016

For the three months ended March 31, 2017, our revenue was $400.9 million, a decrease of $12.2 million or 3%, as compared to the same period of 2016.  The net loss from continuing operations was $89.7 million, or a $0.59 loss per share.  Net loss was $91.7 million, or a $0.60 loss per share. This compares to a net loss from continuing operations for the three months ended March 31, 2016 of $84.5 million, or a $0.56 loss per share.  Net loss was $86.8 million, or a $0.57 loss per share.

The following table compares our operating results for the three months ended March 31, 2017 and 2016 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2017	2016	Change		2017	%	2016	%	Change
Drilling Products and
Services	$68,431	$88,422	$(19,991)	-23%	$29,150	43%	$33,921	38%	$(4,771)
Onshore Completion and
Workover Services	204,979	132,472	72,507	55%	193,566	94%	123,330	93%	70,236
Production Services	68,605	104,894	(36,289)	-35%	61,181	89%	77,487	74%	(16,306)
Technical Solutions	58,921	87,345	(28,424)	-33%	38,089	65%	50,601	58%	(12,512)
Total	$400,936	$413,133	$(12,197)	-3%	$321,986	80%	$285,339	69%	$36,647

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 23% to $68.4 million for the three months ended March 31, 2017, as compared to $88.4 million for the same period in 2016.  The decline in revenue in this segment is primarily due to the lower Gulf of Mexico and international rig count.  Gulf of Mexico and international rig counts decreased 22% and 8%, respectively, resulting in lower pricing and customer budget constraints.  Cost of services and rentals as a percentage of revenue increased to 43% of segment revenue for the three months ended March 31, 2017, as compared to 38% for the same period in 2016, primarily due to a decrease in revenue.  Revenue from our Gulf of Mexico market area decreased 37% and revenue from our international market area decreased 24%.    The decline in revenue in these market areas is primarily attributable to decreases in revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products decreased along with the decrease in Gulf of Mexico and international rig count.  These decreases were offset by a 7% increase in U.S. land revenue, primarily as a result of an increase in rentals of bottom hole assemblies and premium drill pipe, driven by an increase in U.S. land rig count.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment increased 55% to $205.0 million for the three months ended March 31, 2017, as compared to $132.5 million for the same period in 2016.   All of this segment’s revenue is derived from the U.S. land market area, in which rig count was up 38%.  Cost of services and rentals as a percentage of revenues increased to 94% of segment revenue for the three months ended March 31, 2017, as compared to 93% for the same period in 2016, primarily as a result of an increase in repair and maintenance expense related to reactivation of our pressure pumping equipment.  The increase  in revenue is attributable to an increase in activity, primarily in our pressure pumping and fluid management businesses.

Production Services Segment

Revenue from our Production Services segment for the three months ended March 31, 2017 decreased by 35% to $68.6 million, as compared to $104.9 million for the same period in 2016.  Cost of services and rentals as a percentage of revenue increased to 89% of segment revenue from 74% in the first quarter of 2016, primarily as a result of the decrease in revenue.  Revenue derived from the Gulf of Mexico market area decreased 27% primarily due to decreased activity in hydraulic workover and snubbing services.  Revenue from the U.S. land market area decreased 16% and revenue from international market areas decreased 48%, primarily due to decreased activity in hydraulic workover and snubbing operations, coiled tubing and well testing services.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 33% to $58.9 million for the three months ended March 31, 2017, as compared to $87.3 million for the same period in 2016.    Cost of services and rentals as a percentage of revenue increased to 65% of segment revenue from 58% in the first quarter of 2016, primarily as a result of the decrease in revenue.  Revenue derived from the Gulf of Mexico market area decreased 35%, primarily due to a decrease in demand for completion tools and products and subsea intervention services.  Revenue from the U.S. land market area decreased 11%, primarily due to decrease in demand for completion tools and products and plug and abandonment services.  Revenue from the international market area decreased 37%, primarily due to a decrease in well control services and revenue from completion tools and products.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $114.3 million for the three months ended March 31, 2017 from $136.7 million during the same period in 2016.  Depreciation and amortization expense decreased for our Drilling Products and Services segment by $10.1 million, or 23%; for our Onshore Completion and Workover Services segment by $4.7 million, or 9%; for our Production Services segment by $4.4 million, or 17%; and for our Technical Solutions segment by $3.0 million, or 26%.  The decrease in depreciation, depletion, amortization and accretion is primarily due to lower asset values as a result of the impairments, fully depreciated assets and reduced capital expenditures.

General and Administrative Expenses

General and administrative expenses decreased 27% to    $75.5 million for the three months ended March 31, 2017 as compared to $103.2 million for the same period in 2016.  The decrease is primarily attributable to significant cost reduction initiatives implemented during 2016.  These cost reduction initiatives resulted in significantly lower expenses for salaries and wages and other employee-related expenses and infrastructure-related expenses.

Liquidity and Capital Resources

For the three months ended March 31, 2017,  cash used in operating activities was $42.8 million, as compared to $62.5 million of cash generated by operating activities in the same period of 2016.  Our primary liquidity needs are for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operations and available borrowings under our credit facility.  We had cash and cash equivalents of $151.8 million at March 31, 2017, compared to $187.6 million at December 31, 2016.  In April, we received a federal income tax refund of $120.0 million. At March 31, 2017, approximately $45.8 million of our cash balance was held outside the United States.  Cash balances held in foreign jurisdictions could be repatriated to the United States, however, they would be subject to federal income taxes, less applicable foreign tax credits.  We have not provided U.S. income tax expense on earnings of our foreign subsidiaries because we expect to reinvest the undistributed earnings indefinitely.

We spent $21.2 million of cash on capital expenditures during the three months ended March 31, 2017.  Approximately $8.0 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory, and approximately $7.3 million, $4.9 million and $1.0 million was spent to maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Technical Solutions segments, respectively.

At March 31, 2017, we had no amounts outstanding under the revolving credit facility and approximately $40.3 million of letters of credit outstanding.  Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our credit rating.  Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants. The credit facility restricts our ability to pay dividends or make distributions, make acquisitions, create liens or incur additional indebtedness. At March 31, 2017, we were in compliance with all such covenants.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1 and November 1 of each year through the maturity date of May 1, 2019.  The indenture contains customary events of default and requires that we satisfy various covenants. At March 31, 2017, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021.  The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants. At March 31, 2017, we were in compliance with all such covenants.

Other Matters

Off-Balance Sheet Arrangements and Hedging Activities

At March 31, 2017, we had no off-balance sheet arrangements and no hedging contracts outstanding.

Recently Issued Accounting Guidance

See Part I, Item 1, “Financial Statements – Note 13 – New Accounting Pronouncements.”

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes.  At March 31, 2017, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At March 31, 2017, we had no variable rate debt outstanding.

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

b.

Changes in internal control.  There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share
January 1 - 31, 2017	454,971	$18.03
February 1 - 28, 2017	900	$18.25
March 1 - 31, 2017	-	$-
Total	455,871	$18.03

(1)	Through our stock incentive plans, 455,871 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock units.

Item 6.   Exhibits

(a)	The following exhibits are filed with this Form 10-Q:

Exhibit No.	Description
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

SUPERIOR ENERGY SERVICES, INC.

Date:	April 27, 2017	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)