Form 10-Q
period 2017-06-30
SUPERIOR ENERGY SERVICES INC
filed 2017-07-27
CIK 886835

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares of the registrant’s common stock outstanding on July 21, 2017 was 153,081,630.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended June 30, 2017

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2017 and December 31, 2016
(in thousands, except share data)
(unaudited)
	6/30/2017	12/31/2016

ASSETS
Current assets:
Cash and cash equivalents	$177,772	$187,591
Accounts receivable, net of allowance for doubtful accounts of $27,993 and
$29,740 at June 30, 2017 and December 31, 2016, respectively	396,814	297,164
Income taxes receivable	1,888	101,578
Prepaid expenses	42,926	37,288
Inventory and other current assets	141,292	130,772
Assets held for sale	27,322	27,158
Total current assets	788,014	781,551
Property, plant and equipment, net of accumulated depreciation and depletion of $2,638,890 and $2,454,339 at June 30, 2017 and December 31, 2016, respectively	1,455,276	1,605,365
Goodwill	806,191	803,917
Notes receivable	58,317	56,650
Intangible and other long-term assets, net of accumulated amortization of $76,736 and $69,588 at June 30, 2017 and December 31, 2016, respectively	178,132	222,772
Total assets	$3,285,930	$3,470,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$133,354	$94,831
Accrued expenses	218,123	218,192
Income taxes payable	-	694
Current portion of decommissioning liabilities	22,212	22,164
Liabilities held for sale	6,883	8,653
Total current liabilities	380,572	344,534

Deferred income taxes	182,289	243,611
Decommissioning liabilities	104,891	101,513
Long-term debt, net	1,287,156	1,284,600
Other long-term liabilities	167,553	192,077

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized-250,000,000, Issued and Outstanding - 153,077,982 at June 30, 2017 Authorized-250,000,000, Issued and Outstanding - 151,861,661 at December 31, 2016	153	152
Additional paid in capital	2,698,820	2,691,553
Accumulated other comprehensive loss, net	(72,502)	(80,248)
Retained deficit	(1,463,002)	(1,307,537)
Total stockholders’ equity	1,163,469	1,303,920
Total liabilities and stockholders’ equity	$3,285,930	$3,470,255

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2017 and 2016
(in thousands, except per share data)
(unaudited)
	Three Months		Six Months
	2017	2016	2017	2016
Revenues:
Services	$404,131	$293,964	$738,581	$607,892
Rentals	65,937	62,307	132,423	161,512
Total revenues	470,068	356,271	871,004	769,404
Costs and expenses:
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	322,795	226,752	619,229	479,295
Cost of rentals (exclusive of depreciation, depletion, amortization and accretion)	29,007	31,883	54,559	64,679
Depreciation, depletion, amortization and accretion - services	92,953	108,946	188,283	212,302
Depreciation, depletion, amortization and accretion - rentals	15,166	23,091	34,117	56,407
General and administrative expenses	76,708	82,747	152,201	183,724
Reduction in value of assets	-	460,283	-	462,461
Loss from operations	(66,561)	(577,431)	(177,385)	(689,464)

Other income (expense):
Interest expense, net	(23,333)	(22,748)	(47,583)	(46,554)
Other income (expense)	(2,156)	10,681	(1,507)	18,436
Loss from continuing operations before income taxes	(92,050)	(589,498)	(226,475)	(717,582)
Income taxes	(30,011)	(120,866)	(74,775)	(164,414)
Net loss from continuing operations	(62,039)	(468,632)	(151,700)	(553,168)
Loss from discontinued operations, net of income tax	(1,767)	(2,225)	(3,765)	(4,492)
Net loss	$(63,806)	$(470,857)	$(155,465)	$(557,660)

Loss per share information:
Basic and diluted:
Continuing operations	$(0.41)	$(3.09)	$(1.00)	$(3.66)
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.03)
Basic and diluted loss per share	$(0.42)	$(3.11)	$(1.02)	$(3.69)

Cash dividends declared per share	$-	$-	$-	0.08

Weighted average common shares used in computing loss per share:
Basic and diluted	152,857	151,456	152,317	151,124

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Three and Six Months Ended June 30, 2017 and 2016
(in thousands)
	Three Months		Six Months
	2017	2016	2017	2016
Net loss	$(63,806)	$(470,857)	$(155,465)	$(557,660)
Change in cumulative translation adjustment, net of tax	6,022	(17,168)	7,746	(21,923)
Comprehensive loss	$(57,784)	$(488,025)	$(147,719)	$(579,583)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2017 and 2016
(in thousands)
(unaudited)
	2017	2016
Cash flows from operating activities:
Net loss	$(155,465)	$(557,660)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	222,400	268,709
Deferred income taxes	(61,322)	(137,753)
Reduction in value of assets	-	462,461
Stock based compensation expense	20,027	22,496
Other reconciling items, net	(1,603)	(10,146)
Changes in operating assets and liabilities:
Accounts receivable	(89,324)	121,044
Inventory and other current assets	(10,192)	(4,495)
Accounts payable	26,499	(22,779)
Accrued expenses	(11,202)	(60,033)
Income taxes	98,561	(5,062)
Other, net	(21,358)	20,920
Net cash provided by operating activities	17,021	97,702

Cash flows from investing activities:
Payments for capital expenditures	(56,649)	(67,402)
Decrease in cash held in escrow	30,600	-
Other	4,090	1,980
Net cash used in investing activities	(21,959)	(65,422)

Cash flows from financing activities:
Proceeds from revolving line of credit	-	325,000
Payments on revolving line of credit	-	(75,000)
Principal payments on long-term debt	-	(334,664)
Tax withholdings for vested restricted stock units	(8,298)	(3,480)
Cash dividends	-	(12,111)
Other	1,324	(4,139)
Net cash used in financing activities	(6,974)	(104,394)
Effect of exchange rate changes on cash	2,093	(6,056)
Net decrease in cash and cash equivalents	(9,819)	(78,170)
Cash and cash equivalents at beginning of period	187,591	564,017
Cash and cash equivalents at end of period	$177,772	$485,847

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2017

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

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and six months ended June 30, 2017 and 2016 has not been audited.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein.  Certain previously reported amounts have been reclassified to conform to the 2017 presentation.  The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

	June 30, 2017	December 31, 2016
Finished goods	$62,100	$49,888
Raw materials	13,270	17,948
Work-in-process	5,704	5,214
Supplies and consumables	29,387	30,029
Total	$110,461	$103,079

(3) Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company related to costs associated with the abandonment of the acquired property.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities.  The Company recorded interest income related to notes receivable of $1.7 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively.

(4)Decommissioning Liabilities

The Company’s decommissioning liabilities associated with an oil and gas property and its related assets consist of costs related to the plugging of wells, the removal of the related platform and equipment, and site restoration.  The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liabilities have changed materially.  The Company had decommissioning liabilities of $127.1 million and $123.7 million at June  30, 2017 and December 31, 2016, respectively.

(5)Debt

The Company’s outstanding debt is as follows (in thousands):

	June 30, 2017	December 31, 2016
	Long-term	Long-term
Senior Notes due May 2019	$500,000	$500,000
Senior Notes due December 2021	800,000	800,000
Total debt, gross	1,300,000	1,300,000
Unamortized debt issuance costs	(12,844)	(15,400)
Total debt, net	$1,287,156	$1,284,600

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

(6)  Derivative Financial Instruments

The Company had three interest rate swaps  for notional amounts of $100 million each, related to its 7 1/8% senior notes maturing in December 2021.  In January 2017, the Company sold these interest rate swaps to the counterparties for a net amount of $0.8 million.  The remaining balance of the derivative asset is being amortized to interest expense over the remaining term of the related notes.  For the six months ended June 30, 2017, $1.0 million of expense related to the amortization of the remaining derivative asset was recorded.

The location and effect of the derivative asset on the condensed consolidated statement of operations, presented on a pre-tax basis, are as follows (in thousands):

Effect of derivative asset	Location of (gain) loss recognized	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Interest rate swap	Interest expense, net	$(923)	$(6,120)
Hedged item - debt	Interest expense, net	(320)	2,170
		$(1,243)	$(3,950)

For the three and six months ended June 30, 2016,  $1.2 million and $4.0 million of interest income, respectively, was related to the ineffectiveness associated with this derivative asset.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at June 30, 2017
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$369	$12,993	$-	$13,362
Accounts payable
Non-qualified deferred compensation liabilities	$-	$1,098	$-	$1,098
Other long-term liabilities
Non-qualified deferred compensation liabilities	$-	$19,571	$-	$19,571

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$368	$11,992	$-	$12,360
Interest rate swaps	$-	$8,579	$-	$8,579
Accounts payable
Non-qualified deferred compensation liabilities	$-	$1,115	$-	$1,115
Other long-term liabilities
Non-qualified deferred compensation liabilities	$-	$18,489	$-	$18,489

The Company’s non-qualified deferred compensation plans allow officers, certain highly compensated employees and non-employee directors to defer receipt of a portion of their compensation and contribute such amounts to one or more hypothetical investment funds.  The Company entered into separate trust agreements, subject to general creditors, to segregate the assets of each plan and reports the accounts of the trusts in its condensed consolidated financial statements.  These investments are reported at fair value based on unadjusted quoted prices in active markets for identifiable assets and observable inputs for similar assets and liabilities, which represent Levels 1 and 2, respectively, in the fair value hierarchy.

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts.  The fair value of the Company’s long-term debt was approximately $1,271.2  million and $1,307.6 million as of June 30, 2017 and December 31, 2016, respectively.  The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

(8)  Segment Information

Business Segments

The Drilling Products and Services segment rents and sells premium drill pipe, bottom hole assemblies, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities.  It also provides on-site accommodations and machining services.  The Onshore Completion and Workover Services segment provides pressure pumping services used to complete and stimulate production in new oil and gas wells, fluid handling services and well servicing rigs that provide a variety of well completion, workover and maintenance services.  The Production Services segment provides intervention services such as coiled tubing, cased hole and mechanical wireline, hydraulic workover and snubbing, production testing and optimization, and remedial pumping services.  The Technical Solutions segment provides services typically requiring specialized engineering, manufacturing or project planning, including well containment systems, stimulation and sand control services and well plug and abandonment services. It also includes production and sale of oil and gas and production handling arrangements.

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

Summarized financial information for the Company’s segments is as follows (in thousands):

Three Months Ended June 30, 2017

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$68,827	$249,079	$88,606	$63,556	$-	$470,068
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	33,326	206,485	71,523	40,468	-	351,802
Depreciation, depletion, amortization
and accretion	33,829	45,379	20,463	8,448	-	108,119
General and administrative expenses	16,612	25,820	16,872	17,404	-	76,708
Loss from operations	(14,940)	(28,605)	(20,252)	(2,764)	-	(66,561)
Interest income (expense), net	-	-	-	911	(24,244)	(23,333)
Other expense	-	-	-	-	(2,156)	(2,156)
Loss from continuing operations
before income taxes	$(14,940)	$(28,605)	$(20,252)	$(1,853)	$(26,400)	$(92,050)

Three Months Ended June 30, 2016

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$76,204	$115,893	$84,972	$79,202	$-	$356,271
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	31,611	115,370	67,336	44,318	-	258,635
Depreciation, depletion, amortization and accretion	42,741	52,912	24,599	11,785	-	132,037
General and administrative expenses	23,889	20,076	17,785	20,997	-	82,747
Reduction in value of assets	47,659	188,741	223,883	-	-	460,283
Income (loss) from operations	(69,696)	(261,206)	(248,631)	2,102	-	(577,431)
Interest income (expense), net	-	-	(520)	856	(23,084)	(22,748)
Other income	-	-	-	-	10,681	10,681
Income (loss) from continuing operations before income taxes	$(69,696)	$(261,206)	$(249,151)	$2,958	$(12,403)	$(589,498)

Six Months Ended June 30, 2017

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$137,258	454,058	157,211	122,477	$-	$871,004
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	62,476	400,051	132,704	78,557	-	673,788
Depreciation, depletion, amortization and accretion	68,804	95,262	41,299	17,035	-	222,400
General and administrative expenses	34,085	50,591	32,672	34,853	-	152,201
Loss from operations	(28,107)	(91,846)	(49,464)	(7,968)	-	(177,385)
Interest income (expense), net	-	-	-	1,701	(49,284)	(47,583)
Other expense	-	-	-	-	(1,507)	(1,507)
Loss from continuing operations
before income taxes	$(28,107)	$(91,846)	$(49,464)	$(6,267)	$(50,791)	$(226,475)

Six Months Ended June 30, 2016

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$164,626	$248,365	$189,866	$166,547	$-	$769,404
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	65,532	238,700	144,823	94,919	-	543,974
Depreciation, depletion, amortization and accretion	87,881	107,539	49,828	23,461	-	268,709
General and administrative expenses	50,972	45,126	41,502	46,124	-	183,724
Reduction in value of assets	47,659	188,741	226,061	-	-	462,461
Income (loss) from operations	(87,418)	(331,741)	(272,348)	2,043	-	(689,464)
Interest expense, net	-	-	(1,313)	1,799	(47,040)	(46,554)
Other income	-	-	-	-	18,436	18,436
Income (loss) from continuing operations
before income taxes	$(87,418)	$(331,741)	$(273,661)	$3,842	$(28,604)	$(717,582)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Consolidated
	Services	Services	Services	Solutions	Total
June 30, 2017	$737,312	$1,570,004	$543,538	$435,076	$3,285,930
December 31, 2016	$849,046	$1,573,801	$598,909	$448,499	$3,470,255

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

Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$402,065	$261,384	$735,674	$564,960
Other countries	68,003	94,887	135,330	204,444
Total	$470,068	$356,271	$871,004	$769,404

Long-Lived Assets
	June 30, 2017	December 31, 2016
United States	$1,149,913	$1,288,077
Other countries	305,363	317,288
Total	$1,455,276	$1,605,365

(9)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants).  Under the stock incentive plans, the Company may grant incentive stock options, non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.  The Company’s total compensation expense related to these plans was approximately $19.7 million and $21.3 million for the six months ended June 30, 2017 and 2016, respectively, which is reflected in general and administrative expenses.

(10)  Income Taxes

The Company had $29.9 million of unrecorded tax benefits as of June 30, 2017 and December 31, 2016, all of which would impact the Company’s effective tax rate if recognized.  It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

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

For the three and six months ended June 30, 2017 and 2016, the Company incurred a loss from continuing operations; therefore the impact of any incremental shares would be anti-dilutive.

(12)  Reduction in Value of Assets

For the six months ended June 30, 2016, the Company recorded $462.5 million in expense related to the reduction in value of assets.  The components of the reduction in value of assets are as follows (in thousands):

Reduction in value of goodwill	$330,500
Reduction in value of long-lived assets	105,859
Retirements of long-lived assets	26,102
Total reduction in value of assets	$462,461

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

During the six months ended June 30, 2016, the Company recorded a $330.5 million reduction in value of goodwill relating to its Onshore Completion and Workover Services and Production Services segments.  The Company determined that the implied fair value of its goodwill for the Onshore Completion and Workover Services segment was less than its carrying value and recorded a $140.0 million impairment of the Onshore Completion and Workover Services segment’s goodwill.  In addition, the Company determined that the implied fair value of its goodwill for the Production Services segment was less than its carrying value and recorded a $190.5 million impairment of the Production Services segment’s goodwill.

At June 30, 2017 and December 31, 2016, the Company’s accumulated reduction in value of goodwill was $1,748.2 million.

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

During the six months ended June 30, 2016, the Company recorded $105.9 million in connection with the reduction in value of its long-lived assets.  The reduction in value of assets was comprised of $2.9 million related to equipment and $45.9 million related to intangibles in the fluid management business in the Onshore Completion and Workover Services segment and $12.4 million related to equipment and $21.0 million related to intangibles, primarily relating to the cementing business in the Production Services segment.  In addition, the Company recorded $23.7 million related to the reduction in carrying values of certain accommodation units included in the Drilling Products and Services segment.

Retirements of Long-Lived Assets

During the six months ended June 30, 2016, the Company recorded $23.9 million in the Drilling Products and Services segment for retirement and abandonment of excess and inoperable and/or functionally obsolete long-lived assets that would require a significant cost to refurbish.

(13) Discontinued Operations

At June 30, 2017, the assets of the subsea construction business were being actively marketed and the Company’s management is committed to selling the remaining assets, which were classified as held for sale.

The following summarizes the assets and liabilities related to the businesses reported as discontinued operations (in thousands):

	June 30, 2017	December 31, 2016
Current assets	$322	$158
Property, plant and equipment, net	27,000	27,000
Total assets	$27,322	$27,158
Current liabilities	$6,883	$8,653

Loss from discontinued operations for the three and six months ended June 30, 2017 was $1.8 million and $3.8 million, respectively.  Loss from discontinued operations for the three and six months ended June 30, 2016 was $2.2 million and $4.5 million, respectively.

(14)  New Accounting Pronouncements

Standards adopted

In January 2017, the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments eliminate Step 2 from the goodwill impairment test.  The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The amendments should be applied on a prospective basis.  The new standard is effective for the Company on January 1, 2020.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company adopted the accounting guidance as of January 1, 2017.  The newly adopted accounting principle is preferable because it reduces the cost and complexity of evaluating goodwill for impairment.  The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  The guidance in this update addresses several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The Company adopted the accounting guidance as of January 1, 2017. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

Standards not yet adopted

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  The guidance in this ASU applies to all entities that change the terms or conditions of a share-based payment award.  The amendments provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation – Stocks Compensation, to the modification of the terms and conditions of a share-based payment award.  The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The new standard is effective for the Company beginning on January 1, 2018.  The amendments should be applied prospectively to awards modified on or after the adoption date.  The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.  The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments provide a more robust framework to use in determining when a set of assets and activities is a business.  The new standard is effective for the Company beginning on January 1, 2018.  The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash.  The guidance in this ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The new standard is effective for the Company beginning on January 1, 2018 and should be applied on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  The guidance in this ASU requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The new standard is effective for the Company beginning on January 1, 2018.  The Company is evaluating the effect that ASU 2016-16 will have on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the assets and liabilities arising from leases on the balance sheet.  This new ASU will require the lessee to recognize a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months.  For leases with a term of 12 month or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and recognize the lease expense for such leases generally on a straight-line basis over the lease term.  Under the new guidance, the Company will revise its leasing policies to require most of the leases, where the Company is the lessee, to be recognized on the balance sheet as a lease and lease liability.  Further, the Company will separate leases from other contracts where the Company is either the lessor or lessee when the rights conveyed under the contracts indicate there is a lease.  The Company is evaluating the effect ASU 2016-02 will have on its condensed consolidated financial statements.  The Company anticipates that its assets and liabilities will increase by a significant amount.   The new standard is effective for the Company beginning on January 1, 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing revenue recognition guidance in GAAP.  The guidance in this ASU requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers.  The new standard is effective for the Company beginning on January 1, 2018. The Company is in the process of determining the impacts the new standard will have on its various revenue streams.  The Company’s approach includes performing a detailed review of key contracts representative of the different businesses and comparing historical accounting policies and practices to the new accounting guidance.  The Company’s services and rental contracts are primarily short-term in nature, and therefore, based on the initial assessment, the Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.  Remaining implementation matters include establishing new policies, procedures, and controls and quantifying any adoption date adjustments.  The Company will adopt this standard on January 1, 2018 utilizing the modified retrospective method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents filed by us with the SEC contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include, but are not limited to: the cyclicality and volatility of the oil and gas industry, including changes in prevailing oil and gas prices or expectations about future prices; operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage for which we may have limited or no insurance coverage or indemnification rights; the effect of regulatory programs (including regarding worker health and safety laws) and environmental matters on our operations or prospects, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping services, or that future changes in climate change legislation could result in increased operating costs or reduced commodity demand globally; counterparty risks associated with reliance on key suppliers; risks associated with the uncertainty of macroeconomic and business conditions worldwide; changes in competitive and technological factors affecting our operations; credit risk associated with our customer base; the potential inability to retain key employees and skilled workers; challenges with estimating our oil and natural gas reserves and potential liabilities related to our oil and natural gas property; risks associated with potential changes of Bureau of Ocean Energy management security and bonding requirements for offshore platforms; risks inherent in acquiring businesses; risks associated with cyber-attacks; risks associated with business growth during an industry recovery outpacing the capabilities of our infrastructure and workforce; political, legal, economic and other risks and uncertainties associated with our international operations; potential changes in tax laws, adverse positions taken by tax authorities or tax audits impacting our operating results; risks associated with our outstanding debt obligations and the potential effect of limiting our future growth and operations; our continued access to credit markets on favorable terms; and the impact that unfavorable or unusual weather conditions could have on our operations. These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements. We undertake no obligation to update any of our forward-looking statements for any reason and,  notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Worldwide Rig Count (1)
U.S.:
Land	874	398	120%	798	458	74%
Offshore	21	24	-13%	21	25	-16%
Total	895	422	112%	819	483	70%

International (2)	958	943	2%	948	979	-3%
Worldwide Total	1,853	1,365	36%	1,767	1,462	21%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$48.10	$45.46	6%	$49.85	$39.55	26%
Natural Gas (Henry Hub)	$3.08	$2.15	43%	$3.05	$2.07	47%

(1) Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes, a GE company rig count information.

(2) Excludes Canadian Rig Count.

Comparison of the Results of Operations for the Three Months Ended June 30, 2017 and March 31, 2017

For the three months ended June 30, 2017, revenue was $470.1 million and net loss from continuing operations was $62.0 million, or  a $0.41 loss per share.  Net loss was $63.8 million, or $0.42 loss per share.  This compares to a net loss from continuing operations of $89.7 million, or $0.59 loss per share for the three months ended March 31, 2017, on revenue of $400.9 million.  Net loss for the three months ended March 31, 2017 was $91.7 million, or $0.60 loss per share.  Worldwide rig count increased by 10% for the three months ended June 30, 2017 from 1,682 rigs for the three months ended March 31, 2017.  U.S. land rig count increased by 21% for the three months ended June 30, 2017 from 722 rigs for the three months ended March 31, 2017.  The increase in U.S land market drilling activity largely contributed to the overall increase in our total revenues for the three months ended June 30, 2017.

Second quarter 2017 revenue in our Drilling Products and Services remained flat at $68.8 million.  U.S. land revenue increased 31% sequentially to $27.8 million due to the increase in drilling activity during the quarter.  This increase was offset by a decrease in revenue from Gulf of Mexico and international market areas.  Gulf of Mexico revenue decreased 5% sequentially to $22.2 million and international revenue decreased 21% sequentially to $18.8 million due to a decrease in drilling activity in those markets.

Second quarter 2017 revenue in our Onshore Completion and Workover Services segment increased 22% sequentially to $249.1 million, as compared to $205.0 million in the first quarter of 2017.  All of this segment’s revenue is derived from the U.S. land market area.  On a sequential basis, the revenue increase was primarily driven by an increase in pressure pumping services as activity and pricing increased during the quarter.

Second quarter 2017 revenue in our Production Services segment increased 29% sequentially to $88.6 million, as compared to $68.6 million in the first quarter of 2017.  U.S. land revenue increased 41% sequentially to $33.0 million primarily due to an increase in coiled tubing activities.  International revenue increased 30% sequentially to $35.6 million and Gulf of Mexico revenue increased 12% sequentially to $20.0 million, primarily as a result of increased hydraulic workover and snubbing operations.

Second quarter 2017 revenue in our Technical Solutions segment increased 8% sequentially to $63.6 million, as compared to $58.9 million in the first quarter of 2017.    Gulf of Mexico revenue increased 25% sequentially to $42.0 million due to the increased completion tools and products revenue.  The increase was partially offset by decreases in revenues in our U.S. land and international market areas.  U.S. land revenue decreased 13% sequentially to $8.0 million primarily due to a decrease in revenue from completion tools and products.  International revenue decreased 16% sequentially to $13.6 million due to a decrease in well control activities.

Comparison of the Results of Operations for the Three Months Ended June 30, 2017 and 2016

For the three months ended June 30, 2017, our revenue was $470.1 million, an increase of $113.8 million or 32%, as compared to the same period in 2016.  The increase is largely attributable to a 36% increase in the worldwide rig count.  The net loss from continuing operations was $62.0 million, or a $0.41 loss per share.  Net loss was $63.8 million, or a $0.42 loss per share.  This compares to a net loss from continuing operations for the three months ended June 30, 2016 of $468.6 million, or a $3.09 loss per share.  Net loss was $470.9 million, or a $3.11 loss per share.

The following table compares our operating results for the three months ended June 30, 2017 and 2016 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2017	2016	Change	%	2017	%	2016	%	Change
Drilling Products and
Services	$68,827	$76,204	$(7,377)	-10%	$33,326	48%	$31,611	41%	$1,715
Onshore Completion and
Workover Services	249,079	115,893	133,186	115%	206,485	83%	115,370	100%	91,115
Production Services	88,606	84,972	3,634	4%	71,523	81%	67,336	79%	4,187
Technical Solutions	63,556	79,202	(15,646)	-20%	40,468	64%	44,318	56%	(3,850)
Total	$470,068	$356,271	$113,797	32%	$351,802	75%	$258,635	73%	$93,167

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 10% to $68.8 million for the three months ended June 30, 2017, as compared to $76.2 million for the same period in 2016.  Cost of services and rentals as a percentage of revenue increased to 48% of segment revenue for the three months ended June 30, 2017, as compared to 41% for the same period in 2016, primarily due to a decrease in revenue.  Revenue from our Gulf of Mexico market area decreased 35% due to a 13% decline in offshore rig count and revenue from our international market areas decreased 38%.    The decline in revenue in these market areas is primarily attributable to decreases in revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units.  These decreases were partially offset by a 139% increase in revenue generated in our U.S. land market area.  The revenue in our U.S. land market increased as a result of increases in revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products increased along with the increase in U.S. land rig count.   During the three months ended June 30, 2016, we recorded $47.7 million in reduction in value of assets.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment increased 115% to $249.1 million for the three months ended June 30, 2017, as compared to $115.9 million for the same period in 2016.  All of this segment’s revenue is derived from the U.S. land market area, in which rig count increased by 120%.  Cost of services and rentals as a percentage of revenues decreased to 83% of segment revenue from 100% in the second quarter of 2016 primarily as a result of improved pricing and efficiencies due to higher activity levels.  The increase in revenue is primarily attributable to an increase in activity in our pressure pumping business.  During the three months ended June 30, 2016, we recorded $188.7 million in reduction in value of assets.

Production Services Segment

Revenue from our Production Services segment for the three months ended June 30, 2017 increased by 4% to $88.6 million, as compared to $85.0 million for the same period in 2016.  Cost of services and rentals as a percentage of revenue increased to 81% of segment revenue from 79% in the second quarter of 2016.  Revenue from U.S. land market area increased 61%, primarily due to increased activity in coiled tubing and well testing services.  This increase was partially offset by a decrease in revenue from our international market area.  The revenue from international market areas decreased 20%, primarily due to decreased activity in coiled tubing and well testing services, primarily in the Latin America region.  Revenue derived from the Gulf of Mexico market area remained unchanged during the three months ended June 30, 2017, as compared to the same period in 2016.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 20% to $63.6 million for the three months ended June 30, 2017, as compared to $79.2 million for the same period in 2016. Cost of services and rentals as a percentage of revenue increased to 64% of segment revenue from 56% in the second quarter of 2016.  Revenue derived from the Gulf of Mexico market area decreased 16%, primarily due to a decrease in demand for subsea intervention services.  Revenue from the U.S. land market area decreased 13%, primarily due to a decrease in demand for completion tools and products.  Revenue from the international market areas decreased 33%, primarily due to a decrease in demand for well control services.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $108.1 million during the three months ended June 30, 2017 from $132.0 million during the same period in 2016.  Depreciation and amortization expense decreased for our Drilling Products and Services segment by $8.8 million, or 21%; for our Onshore Completion and Workover Services segment by $7.5 million, or 14%; for our Production Services segment by $4.2 million, or 17% and for our Technical Solutions segment by $3.3 million, or 28%.  The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated and a reduction in capital expenditures.

General and Administrative Expenses

General and administrative expenses decreased 7% to $76.7 million for the three months ended June 30, 2017 as compared to $82.7 million for the same period in 2016.  The decrease is primarily attributable to significant cost reduction initiatives implemented during 2016.  These cost reduction initiatives resulted in significantly lower expenses for salaries and wages and other employee-related expenses and infrastructure-related expenses.

Reduction in Value of Assets

Reduction in value of assets for the three months ended June 30, 2016 was $460.3 million, which included $190.5 million related to the Production Services segment goodwill impairment and $140.0 million related to the Onshore Completion and Workover Services segment goodwill impairment. In addition, the reduction in value of assets included $129.8 million related to reduction in value of long-lived assets within the Drilling Products and Services, Onshore Completion and Workover Services and Production Services segments.

Other Income/Expense

Other income/expense for the three months ended June 30, 2017 was a $2.2 million loss as compared to $10.7 million income for the same period in 2016. The decrease in other income is primarily attributable to foreign currency fluctuations.

Income Taxes

Our effective income tax rate for the three months ended June 30, 2017 was 33% compared to a 21% effective income tax rate for the same period in 2016.  The difference in the effective tax rate from the statutory rate is primarily due to the reduction in value of goodwill in 2016, which is non-deductible for income tax purposes.

Comparison of the Results of Operations for the Six Months Ended June 30, 2017 and 2016

For the six months ended June 30, 2017, our revenue was $871.0 million, an increase of $101.6 million or 13%, as compared to the same period in 2016.  The increase is largely attributable to a 21% increase in the worldwide rig count.  The net loss from continuing operations was $151.7 million, or a $1.00 loss per share.  Net loss was $155.5 million, or a $1.02 loss per share.  For the six months ended June 30, 2016, revenue was $769.4 million and net loss from continuing operations was $553.2 million, or a $3.66 loss per share.  Net loss was $557.7 million, or a $3.69 loss per share.

The following table compares our operating results for the six months ended June 30, 2017 and 2016 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2017	2016	Change	%	2017	%	2016	%	Change

Drilling Products and
Services	$137,258	$164,626	$(27,368)	-17%	$62,476	46%	$65,532	40%	$(3,056)
Onshore Completion and
Workover Services	454,058	248,365	205,693	83%	400,051	88%	238,700	96%	161,351
Production Services	157,211	189,866	(32,655)	-17%	132,704	84%	144,823	76%	(12,119)
Technical Solutions	122,477	166,547	(44,070)	-26%	78,557	64%	94,919	57%	(16,362)
Total	$871,004	$769,404	$101,600	13%	$673,788	77%	$543,974	71%	$129,814

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 17%  to $137.3 million for the six months ended June 30, 2017, as compared to $164.6 million for the same period in 2016.  Cost of services and rentals as a percentage of revenue increased to 46% of segment revenue for the six months ended June 30, 2017, as compared to 40% for the same period in 2016, primarily due to a decrease in revenue.  Revenue from our Gulf of Mexico market area decreased 36% due to a 16% decline in offshore rig count and revenue from our international market areas decreased 30%.    The decline in revenue in these market areas is primarily attributable to decreases in revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units.  These decreases were partially offset by a 56% increase in revenue generated in our U.S. land market area.  The revenue in our U.S. land market area increased as a result of increases in revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products increased along with the increase in U.S. land rig count.  During the six months ended June 30, 2016, we recorded $47.7 million in reduction in value of assets.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment increased 83% to $454.0 million for the six months ended June 30, 2017, as compared to $248.4 million for the same period in 2016.  All of this segment’s revenue is derived from the U.S. land market area, in which rig count was up 74%.  Cost of services and rentals as a percentage of revenues decreased to 88% of segment revenue from 96% in the same period in 2016, primarily as a result of improved pricing and efficiencies due to higher activity levels.  The increase in revenue is primarily attributable to an increase in activity in our pressure pumping business.  During the six months ended June 30, 2016, we recorded $188.7 million in reduction in value of assets.

Production Services Segment

Revenue from our Production Services segment for the six months ended June 30, 2017 decreased by 17% to $157.2 million, as compared to $189.9 million for the same period in 2016.  Cost of services and rentals as a percentage of revenue increased to 84% of segment revenue from 76% in the same period in 2016, primarily as a result of a decrease in revenue.  Revenue derived from the Gulf of Mexico market area decreased 15%, primarily due to a  decrease in hydraulic workover and snubbing activities and decreased demand for specialty rentals.  Revenue from international market areas decreased 35%, primarily due to decreased activity from hydraulic workover and snubbing in the Asia Pacific and Europe regions and well testing and coiled tubing services in the Latin America region.  These decreases were partially offset by a 17% increase in revenue generated from the U.S. land market area.  The increase in revenue is primarily due to an increase in coiled tubing and well testing services driven by the increase in U.S. land rig count.  During the six months ended June 30, 2016, we recorded $226.1 million in reduction in value of assets.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 26% to $122.5 million for the six months ended June 30, 2017, as compared to $166.6 million for the same period in 2016.  Cost of services and rentals as a percentage of revenue increased to 64% of segment revenue from 57% in the same period in 2016.  Revenue derived from the Gulf of Mexico market area decreased 25%, primarily due to a decrease in demand for subsea intervention services.  Revenue from the U.S. land market area decreased 12% and revenue from the international market areas decreased 35%, primarily due to a decrease in demand for completion tools and products and well control services.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $222.4 million during the six months ended June 30, 2017 from $268.7 million during the same period in 2016.  Depreciation and amortization expense decreased for our Drilling Products and Services segment by $19.1 million, or 22%; for our Onshore Completion and Workover Services segment by $12.3 million, or 11%; for our Production Services segment by $8.5 million, or 17%, and for our Technical Solutions segment by $6.4 million, or 27%.  The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated and a reduction in capital expenditures.

General and Administrative Expenses

General and administrative expenses decreased 17% to $152.2 million for the six months ended June 30, 2017 as compared to $183.7 million for the same period in 2016.  The decrease is primarily attributable to significant cost reduction initiatives implemented during 2016.  These cost reduction initiatives resulted in significantly lower expenses for salaries and wages and other employee-related expenses and infrastructure-related expense

Reduction in Value of Assets

Reduction in value of assets for the six months ended June 30, 2016 was $462.5 million, which included $190.5 million related to the Production Services segment goodwill impairment and $140.0 million related to the Onshore Completion and Workover Services segment goodwill impairment. In addition, the reduction in value of assets included $132.0 million related to reduction in value of long-lived assets within the Drilling Products and Services, Onshore Completion and Workover Services and Production Services segments.

Other Income/Expense

Other income/expense for the six months ended June 30, 2017 was $1.5 million loss as compared to $18.4 million income for the same period in 2016. The decrease in other income is primarily attributable to foreign currency fluctuations.

Income Taxes

Our effective income tax rate for the six months ended June 30, 2017 was 33% compared to 23% effective income tax rate for the same period in 2016.  The difference in the effective tax rate from the statutory rate is primarily due to the reduction in value of goodwill in 2016, which is non-deductible for income tax purposes.

Liquidity and Capital Resources

For the six months ended June 30, 2017, we generated net cash from operating activities of $17.0 million, as compared to $97.7 million in the same period of 2016.  Our primary liquidity needs during the next twelve months are for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operations and available borrowings under our credit facility.  We had cash and cash equivalents of $177.8 million at June 30, 2017, compared to $187.6 million at December 31, 2016.  During the quarter, we received a federal income tax refund of $120.0 million.  At June 30, 2017, approximately $42.4 million of our cash balance was held outside the United States.  Cash balances held in foreign jurisdictions could be repatriated to the United States, however, they would be subject to federal income taxes, less applicable foreign tax credits.  We have not provided U.S. income tax expense on earnings of our foreign subsidiaries because we expect to reinvest the undistributed earnings indefinitely.

We spent $56.6 million of cash on capital expenditures during the six months ended June 30, 2017.  Approximately $11.0 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory, and approximately $30.5 million, $6.3 million and $8.8 million was spent to maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Technical Solutions segments, respectively.  We expect to spend approximately $125-$150 million on capital expenditures during 2017.

At June 30, 2017, we had no amounts outstanding under the revolving credit facility and $39.0 million of letters of credit outstanding.  Borrowings under the credit facility bear interest at LIBOR plus margins that depend on our credit rating.  Indebtedness under the credit facility is secured by substantially all of our assets, including the pledge of the stock of our principal domestic subsidiaries. The credit facility contains customary events of default and requires that we satisfy various financial covenants.  The credit facility also limits our ability to pay dividends or make distributions, make acquisitions, create liens or incur additional indebtedness. At June 30, 2017, we were in compliance with all such covenants.

We have outstanding $500 million of 6 3/8% unsecured senior notes due 2019. The indenture governing the 6 3/8% senior notes requires semi-annual interest payments on May 1 and November 1 of each year through the maturity date of May 1, 2019.  The indenture contains customary events of default and requires that we satisfy various covenants. At June 30, 2017, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due 2021.  The indenture governing the 7 1/8% senior notes requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants. At June 30, 2017, we were in compliance with all such covenants.

Other Matters

Off-Balance Sheet Arrangements and Hedging Activities

At June 30, 2017, we had no off-balance sheet arrangements and no hedging contracts outstanding.

Recently Issued Accounting Guidance

See Part I, Item 1, “Financial Statements – Note 14 – New Accounting Pronouncements.”

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes.  At June 30, 2017, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At June 30, 2017, we had no variable rate debt outstanding.

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

b.

Changes in internal control.  There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share
April 1 - 30, 2017	894	$18.03
May 1 - 31, 2017	42	$11.15
June 1 - 30, 2017	5,984	$10.27
Total	6,920	$11.28

(1)	Through our stock incentive plans, 6,920 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock units.

Item 6.   Exhibits

(a)	The following exhibits are filed with this Form 10-Q:

Exhibit No.	Description
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

SUPERIOR ENERGY SERVICES, INC.

Date:	July 27, 2017	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)