Form 10-Q
period 2017-09-30
SUPERIOR ENERGY SERVICES INC
filed 2017-10-25
CIK 886835

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(do not check if smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares of the registrant’s common stock outstanding on October 20, 2017 was 153,083,270.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended September 30, 2017

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2017 and December 31, 2016
(in thousands, except share data)
(unaudited)
	9/30/2017	12/31/2016

ASSETS
Current assets:
Cash and cash equivalents	$167,025	$187,591
Accounts receivable, net of allowance for doubtful accounts of $27,075 and
$29,740 at September 30, 2017 and December 31, 2016, respectively	424,776	297,164
Income taxes receivable	-	101,578
Prepaid expenses	38,709	37,288
Inventory and other current assets	139,828	130,772
Assets held for sale	27,330	27,158
Total current assets	797,668	781,551
Property, plant and equipment, net of accumulated depreciation and depletion of $2,711,597 and $2,454,339 at September 30, 2017 and December 31, 2016, respectively	1,379,560	1,605,365
Goodwill	807,488	803,917
Notes receivable	59,226	56,650
Intangible and other long-term assets, net of accumulated amortization of $80,122 and $69,588 at September 30, 2017 and December 31, 2016, respectively	167,189	222,772
Total assets	$3,211,131	$3,470,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,368	$94,831
Accrued expenses	237,823	218,192
Income taxes payable	801	694
Current portion of decommissioning liabilities	27,237	22,164
Liabilities held for sale	8,755	8,653
Total current liabilities	400,984	344,534

Deferred income taxes	150,612	243,611
Decommissioning liabilities	101,544	101,513
Long-term debt, net	1,281,714	1,284,600
Other long-term liabilities	161,522	192,077

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized-250,000,000, Issued and Outstanding - 153,083,270 at September 30, 2017 Authorized-250,000,000, Issued and Outstanding - 151,861,661 at December 31, 2016	153	152
Additional paid in capital	2,705,526	2,691,553
Accumulated other comprehensive loss, net	(68,873)	(80,248)
Retained deficit	(1,522,051)	(1,307,537)
Total stockholders’ equity	1,114,755	1,303,920
Total liabilities and stockholders’ equity	$3,211,131	$3,470,255

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2017 and 2016
(in thousands, except per share data)
(unaudited)
	Three Months		Nine Months
	2017	2016	2017	2016
Revenues:
Services	$431,874	$266,093	$1,170,455	$873,985
Rentals	74,155	60,132	206,578	221,644
Total revenues	506,029	326,225	1,377,033	1,095,629
Costs and expenses:
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	340,401	223,766	959,630	703,061
Cost of rentals (exclusive of depreciation, depletion, amortization and accretion)	27,878	34,402	82,437	99,081
Depreciation, depletion, amortization and accretion - services	92,814	100,579	281,097	312,713
Depreciation, depletion, amortization and accretion - rentals	15,937	22,729	50,054	79,304
General and administrative expenses	74,372	86,743	226,573	270,467
Reduction in value of assets	9,953	-	9,953	462,461
Loss from operations	(55,326)	(141,994)	(232,711)	(831,458)

Other income (expense):
Interest expense, net	(29,096)	(21,771)	(76,679)	(68,325)
Other income (expense)	(970)	3,667	(2,477)	22,103
Loss from continuing operations before income taxes	(85,392)	(160,098)	(311,867)	(877,680)
Income taxes	(28,203)	(46,185)	(102,978)	(210,599)
Net loss from continuing operations	(57,189)	(113,913)	(208,889)	(667,081)
Loss from discontinued operations, net of income tax	(1,860)	(4,085)	(5,625)	(8,577)
Net loss	$(59,049)	$(117,998)	$(214,514)	$(675,658)

Loss per share information:
Basic and diluted:
Net loss from continuing operations	$(0.37)	$(0.75)	$(1.37)	$(4.40)
Loss from discontinued operations	(0.02)	(0.03)	(0.04)	(0.06)
Net loss	$(0.39)	$(0.78)	$(1.41)	$(4.46)

Cash dividends declared per share	$-	$-	$-	0.08

Weighted average common shares used in computing loss per share:
Basic and diluted	153,082	151,707	152,624	151,337

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Three and Nine Months Ended September 30, 2017 and 2016
(in thousands)
	Three Months		Nine Months
	2017	2016	2017	2016
Net loss	$(59,049)	$(117,998)	$(214,514)	$(675,658)
Change in cumulative translation adjustment, net of tax	3,629	(4,693)	11,375	(26,616)
Comprehensive loss	$(55,420)	$(122,691)	$(203,139)	$(702,274)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2017 and 2016
(in thousands)
(unaudited)
	2017	2016
Cash flows from operating activities:
Net loss	$(214,514)	$(675,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	331,151	392,017
Deferred income taxes	(92,999)	(186,232)
Reduction in value of assets	9,953	462,461
Stock based compensation expense	29,780	34,167
Other reconciling items, net	(2,408)	(10,392)
Changes in operating assets and liabilities:
Accounts receivable	(116,989)	155,717
Inventory and other current assets	(8,510)	(5,028)
Accounts payable	24,821	(8,692)
Accrued expenses	7,182	(41,617)
Income taxes	100,969	(4,515)
Other, net	(13,028)	34,447
Net cash provided by operating activities	55,408	146,675

Cash flows from investing activities:
Payments for capital expenditures	(109,635)	(74,071)
Decrease in cash held in escrow	30,600	-
Other	15,647	6,238
Net cash used in investing activities	(63,388)	(67,833)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	500,000	-
Principal payments on long-term debt	(500,000)	(337,576)
Payment of debt issuance costs	(9,091)	(2,675)
Proceeds from revolving line of credit	-	325,123
Payments on revolving line of credit	-	(325,123)
Cash dividends	-	(12,111)
Other	(6,789)	(5,410)
Net cash used in financing activities	(15,880)	(357,772)
Effect of exchange rate changes on cash	3,294	(6,932)
Net decrease in cash and cash equivalents	(20,566)	(285,862)
Cash and cash equivalents at beginning of period	187,591	564,017
Cash and cash equivalents at end of period	$167,025	$278,155

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2017

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

The financial information of Superior Energy Services, Inc. and subsidiaries (the Company) for the three and nine months ended September 30, 2017 and 2016 has not been audited.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein.  Certain previously reported amounts have been reclassified to conform to the 2017 presentation.  The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

(2)Inventory

Inventories are stated at the lower of cost or net realizable value.  The Company applies net realizable value and obsolescence to the gross value of the inventory.  Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process.  Supplies and consumables primarily consist of products used in our services provided to customers.    The components of the inventory balances are as follows (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$59,263	$49,888
Raw materials	13,360	17,948
Work-in-process	5,289	5,214
Supplies and consumables	29,748	30,029
Total	$107,660	$103,079

(3) Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company related to costs associated with the abandonment of the acquired property.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities.  The Company recorded interest income related to notes receivable of $2.6  million and $2.7 million for the nine months ended September 30, 2017 and 2016, respectively.

(4)Decommissioning Liabilities

The Company’s decommissioning liabilities associated with an oil and gas property and its related assets consist of costs related to the plugging of wells, the removal of the related platform and equipment, and site restoration.  The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liabilities have changed materially.  The Company had decommissioning liabilities of $128.8 million and $123.7 million at September 30, 2017 and December 31, 2016, respectively.

(5)Debt

The Company’s outstanding debt is as follows (in thousands):

	September 30, 2017	December 31, 2016
	Long-term	Long-term
Senior Notes due September 2024	$500,000	$-
Senior Notes due December 2021	800,000	800,000
Senior Notes due May 2019	-	500,000
Total debt, gross	1,300,000	1,300,000
Unamortized debt issuance costs	(18,286)	(15,400)
Total debt, net	$1,281,714	$1,284,600

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

Subsequent to the quarter end, the Company extended its revolving credit facility maturity to October 2022 with a $300 million asset-based revolving credit facility.  The borrowing base under the credit facility will be calculated as the Company’s subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves.  Availability under the credit facility will be the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing 7 1/8% senior unsecured notes due 2021.  At October 20, 2017, availability was $285.6 million, and may increase or decrease as a result of, among other things, changes to the Company’s consolidated tangible assets.  The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.

Senior Unsecured Notes

In August 2017, the Company issued $500 million of 7 3/4% senior unsecured notes due September 2024 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).  Costs associated with the issuance of these notes were $8.9 million which will be amortized over the term of the notes.  The Company used the net proceeds of the notes offering and cash on hand to redeem all of the outstanding $500 million 6 3/8% senior unsecured notes due 2019.  In connection with the redemption of the senior unsecured notes due 2019, the Company recorded $2.6 million for the write-off of unamortized debt issuance costs.  The indenture governing the 7 3/4% senior unsecured notes due 2024 requires semi-annual interest payments beginning on March 15, 2018, until the maturity date of September 15, 2024.

The Company also has outstanding $800 million of 7 1/8% senior unsecured notes due December 2021.  The indenture governing the 7 1/8% senior unsecured notes due 2021 requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.

(6)  Derivative Financial Instruments

The Company had three interest rate swaps  for notional amounts of $100 million each, related to its 7 1/8% senior notes maturing in December 2021.  In January 2017, the Company sold these interest rate swaps to the counterparties for a net amount of $0.8 million.  The remaining balance of the derivative asset is being amortized to interest expense over the remaining term of the related notes.  For the nine months ended September 30, 2017, $1.5 million of expense related to the amortization of the remaining derivative asset was recorded.

The location and effect of the derivative asset on the condensed consolidated statement of operations, presented on a pre-tax basis, are as follows (in thousands):

Effect of derivative asset	Location of (gain) loss recognized	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Interest rate swap	Interest expense, net	$1,791	$(4,329)
Hedged item - debt	Interest expense, net	(1,805)	365
		$(14)	$(3,964)

For the three and nine months ended September 30, 2016, $0 and $4.0 million of interest income, respectively, was related to the ineffectiveness associated with this derivative asset.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at September 30, 2017
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$369	$13,341	$-	$13,710
Accounts payable
Non-qualified deferred compensation liabilities	$-	$1,157	$-	$1,157
Other long-term liabilities
Non-qualified deferred compensation liabilities	$-	$20,250	$-	$20,250

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$368	$11,992	$-	$12,360
Interest rate swaps	$-	$8,579	$-	$8,579
Accounts payable
Non-qualified deferred compensation liabilities	$-	$1,115	$-	$1,115
Other long-term liabilities
Non-qualified deferred compensation liabilities	$-	$18,489	$-	$18,489

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

The fair value of the Company’s cash equivalents, accounts receivable and current maturities of long-term debt approximates their carrying amounts.  The fair value of the Company’s long-term debt was approximately $1,351.6 million and $1,307.6 million at September 30, 2017 and December 31, 2016, respectively.  The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

(8)  Segment Information

Business Segments

The Drilling Products and Services segment rents and sells premium drill pipe, bottom hole assemblies, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities.  It also provides on-site accommodations and machining services.  The Onshore Completion and Workover Services segment provides pressure pumping services used to complete and stimulate production in new oil and gas wells, fluid handling services and well servicing rigs that provide a variety of well completion, workover and maintenance services.  The Production Services segment provides intervention services such as coiled tubing, cased hole and mechanical wireline, hydraulic workover and snubbing, production testing and optimization, and remedial pumping services.  The Technical Solutions segment provides services typically requiring specialized engineering, manufacturing or project planning, including well containment systems, stimulation and sand control services and well plug and abandonment services. It also includes production and sale of oil and gas.

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

Summarized financial information for the Company’s segments is as follows (in thousands):

Three Months Ended September 30, 2017

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$77,206	$248,405	$97,333	$83,085	$-	$506,029
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	31,715	210,103	78,074	48,387	-	368,279
Depreciation, depletion, amortization
and accretion	32,055	48,828	19,606	8,262	-	108,751
General and administrative expenses	16,491	22,931	17,441	17,509	-	74,372
Reduction in value of assets	-	1,838	-	8,115	-	9,953
Income (loss) from operations	(3,055)	(35,295)	(17,788)	812	-	(55,326)
Interest income (expense), net	-	-	-	926	(30,022)	(29,096)
Other expense	-	-	-	-	(970)	(970)
Income (loss) from continuing operations
before income taxes	$(3,055)	$(35,295)	$(17,788)	$1,738	$(30,992)	$(85,392)

Three Months Ended September 30, 2016

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$59,587	$125,022	$77,523	$64,093	$-	$326,225
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	26,955	124,747	66,000	40,466	-	258,168
Depreciation, depletion, amortization and accretion	37,950	51,346	23,131	10,881	-	123,308
General and administrative expenses	20,431	23,124	19,712	23,476	-	86,743
Loss from operations	(25,749)	(74,195)	(31,320)	(10,730)	-	(141,994)
Interest income (expense), net	-	-	(17)	870	(22,624)	(21,771)
Other income	-	-	-	-	3,667	3,667
Loss from continuing operations before income taxes	$(25,749)	$(74,195)	$(31,337)	$(9,860)	$(18,957)	$(160,098)

Nine Months Ended September 30, 2017

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$214,464	$702,463	$254,544	$205,562	$-	$1,377,033
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	94,191	610,154	210,778	126,944	-	1,042,067
Depreciation, depletion, amortization and accretion	100,859	144,090	60,905	25,297	-	331,151
General and administrative expenses	50,576	73,522	50,113	52,362	-	226,573
Reduction in value of assets	-	1,838	-	8,115	-	9,953
Loss from operations	(31,162)	(127,141)	(67,252)	(7,156)	-	(232,711)
Interest income (expense), net	-	-	-	2,627	(79,306)	(76,679)
Other expense	-	-	-	-	(2,477)	(2,477)
Loss from continuing operations
before income taxes	$(31,162)	$(127,141)	$(67,252)	$(4,529)	$(81,783)	$(311,867)

Nine Months Ended September 30, 2016

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical		Consolidated
	Services	Services	Services	Solutions	Unallocated	Total
Revenues	$224,213	$373,387	$267,389	$230,640	$-	$1,095,629
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	92,487	363,447	210,823	135,385	-	802,142
Depreciation, depletion, amortization and accretion	125,831	158,885	72,959	34,342	-	392,017
General and administrative expenses	71,403	68,250	61,214	69,600	-	270,467
Reduction in value of assets	47,659	188,741	226,061	-	-	462,461
Loss from operations	(113,167)	(405,936)	(303,668)	(8,687)	-	(831,458)
Interest income (expense), net	-	-	(1,330)	2,669	(69,664)	(68,325)
Other income	-	-	-	-	22,103	22,103
Loss from continuing operations
before income taxes	$(113,167)	$(405,936)	$(304,998)	$(6,018)	$(47,561)	$(877,680)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Consolidated
	Services	Services	Services	Solutions	Total
September 30, 2017	$686,609	$1,564,596	$531,809	$428,117	$3,211,131
December 31, 2016	$849,046	$1,573,801	$598,909	$448,499	$3,470,255

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

Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$423,137	$243,586	1,158,810	$808,546
Other countries	82,892	82,639	218,223	287,083
Total	$506,029	$326,225	$1,377,033	$1,095,629

Long-Lived Assets
	September 30, 2017	December 31, 2016
United States	$1,095,568	$1,288,077
Other countries	283,992	317,288
Total	$1,379,560	$1,605,365

(9)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants).  Under the stock incentive plans, the Company may grant incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.  The Company’s total compensation expense related to these plans was approximately $29.2 million and $32.4 million for the nine months ended September 30, 2017 and 2016, respectively, which is reflected in general and administrative expenses.

(10)  Income Taxes

The Company had $29.9 million of unrecorded tax benefits as of September 30, 2017 and December 31, 2016, all of which would impact the Company’s effective tax rate if recognized.  It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

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

For the three and nine months ended September 30, 2017 and 2016, the Company incurred a loss from continuing operations; therefore the impact of any incremental shares would be anti-dilutive.

(12)  Reduction in Value of Assets

For the nine months ended September 30, 2017, the Company recorded $9.9 million in expense related to the reduction in value of assets of property, plant and equipment, primarily in the Technical Solutions segment.

For the three and nine months ended September 30, 2016, the Company recorded $0 and $462.5 million in expense related to the reduction in value of assets, respectively.  The components of the reduction in value of assets are as follows (in thousands):

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

During the nine months ended September 30, 2016, the Company recorded a $330.5 million reduction in value of goodwill relating to its Onshore Completion and Workover Services and Production Services segments.  The Company determined that the implied fair value of its goodwill for the Onshore Completion and Workover Services segment was less than its carrying value and recorded a $140.0 million impairment of the Onshore Completion and Workover Services segment’s goodwill.  In addition, the Company determined that the implied fair value of its goodwill for the Production Services segment was less than its carrying value and recorded a $190.5 million impairment of the Production Services segment’s goodwill.

At September 30, 2017 and December 31, 2016, the Company’s accumulated reduction in value of goodwill was $1,748.2 million.

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

During the nine months ended September 30, 2016, the Company recorded $105.9 million in connection with the reduction in value of its long-lived assets.  The reduction in value of assets was comprised of $2.9 million related to equipment and $45.9 million related to intangibles in the fluid management business in the Onshore Completion and Workover Services segment and $12.4 million related to equipment and $21.0 million related to intangibles, primarily relating to the cementing business in the Production Services segment.  In addition, the Company recorded $23.7 million related to the reduction in carrying values of certain accommodation units included in the Drilling Products and Services segment.

Retirements of Long-Lived Assets

During the nine months ended September 30, 2016, the Company recorded $23.9 million in the Drilling Products and Services segment for retirement and abandonment of excess and inoperable and/or functionally obsolete long-lived assets that would require a significant cost to refurbish.

(13) Discontinued Operations

At September 30, 2017, the assets of the Company’s former subsea construction business were being actively marketed and the Company’s management is committed to selling the remaining assets, which were classified as held for sale.

The following summarizes the assets and liabilities related to the businesses reported as discontinued operations (in thousands):

	September 30, 2017	December 31, 2016
Current assets	$330	$158
Property, plant and equipment, net	27,000	27,000
Total assets	$27,330	$27,158
Current liabilities	$8,755	$8,653

Loss from discontinued operations for the three and nine months ended September 30, 2017 was $1.9 million and $5.6 million, respectively.  Loss from discontinued operations for the three and nine months ended September 30, 2016 was $4.1 million and $8.6 million, respectively.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  The guidance in this update addresses several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The Company adopted the accounting guidance as of January 1, 2017. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory, which applies to inventory measured using first-in, first-out or average cost.  The guidance in this update states that inventory within its scope shall be measured at the lower of cost or net realizable value, and when the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings.   The Company adopted the accounting guidance as of January 1, 2017.  The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

Standards not yet adopted

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  The guidance in this ASU applies to all entities that change the terms or conditions of a share-based payment award.  The amendments provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to the modification of the terms and conditions of a share-based payment award.  The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The new standard is effective for the Company beginning on January 1, 2018 and should be applied prospectively to awards modified on or after the adoption date.  The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing revenue recognition guidance in GAAP.  The guidance in this ASU requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers.  The new standard is effective for the Company beginning on January 1, 2018. The Company is in the process of determining the impacts the new standard will have on its various revenue streams.  The Company’s approach includes performing a detailed review of key contracts representative of the different businesses and comparing historical accounting policies and practices to the new accounting guidance.  The Company’s services and rental contracts are primarily short-term in nature, and therefore, based on the initial assessment, the Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements, other than the additional disclosure requirements.  Remaining implementation matters include establishing new policies, procedures, controls, and quantifying any adoption date adjustments.  The Company will adopt this standard on January 1, 2018 utilizing the modified retrospective method.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Worldwide Rig Count (1)
U.S.:
Land	927	461	101%	841	459	83%
Offshore	19	18	6%	20	23	-13%
Total	946	479	97%	861	482	79%

International (2)	947	936	1%	948	965	-2%
Worldwide Total	1,893	1,415	34%	1,809	1,447	25%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$48.18	$44.85	7%	$49.30	$41.35	19%
Natural Gas (Henry Hub)	$2.95	$2.88	2%	$3.01	$2.34	29%

(1) Estimate of drilling activity as measured by the average active drilling rigs based on Baker Hughes, a GE company, rig count information.

(2) Excludes Canadian Rig Count.

Comparison of the Results of Operations for the Three Months Ended September 30, 2017 and June 30, 2017

For the three months ended September 30, 2017, revenue was $506.0 million and net loss from continuing operations was $57.2 million, or  a $0.37 loss per share.  Net loss was $59.0 million, or $0.39 loss per share.  This compares to a net loss from continuing operations of $62.0 million, or a $0.41 loss per share for the three months ended June 30, 2017, on revenue of $470.1 million.  Net loss for the three months ended June 30, 2017 was $63.8 million, or $0.42 loss per share.  Worldwide rig count increased by 2% for the three months ended September 30, 2017 from 1,853 rigs for the three months ended June 30, 2017.  U.S. land rig count increased by 6% for the three months ended September 30, 2017 from 874 rigs for the three months ended June 30, 2017.  The increase in U.S land market drilling activity largely contributed to the overall increase in our total revenues for the three months ended September 30, 2017.

Third quarter 2017 revenue in our Drilling Products and Services segment increased 12% sequentially to $77.2 million, as compared to $68.8 million in the second quarter of 2017.  U.S. land revenue increased 22% sequentially to $33.8 million due to the increase in drilling activity during the quarter.  Gulf of Mexico revenue increased 5% sequentially to $23.2 million and international revenue increased 7% sequentially to $20.2 million due to an increase in rentals of premium drill pipe and bottom hole assemblies in those markets.

Third quarter 2017 revenue in our Onshore Completion and Workover Services segment remained flat at $248.4 million.  All of this segment’s revenue is derived from the U.S. land market area.  On a sequential basis, revenue increases related to the 6% increase in U.S. land rig count were partially offset by adverse weather conditions experienced during the quarter due to Hurricane Harvey.

Third quarter 2017 revenue in our Production Services segment increased 10% sequentially to $97.3 million, as compared to $88.6 million in the second quarter of 2017.  U.S. land revenue increased 22% sequentially to $40.1 million primarily due to an increase in well testing and coiled tubing activities.  International revenue increased 14% sequentially to $40.7 million primarily due to an increase in hydraulic workover and snubbing activities.  Gulf of Mexico revenue decreased 18% sequentially to $16.5 million, primarily as a result of decreased demand for specialty rentals.

Third quarter 2017 revenue in our Technical Solutions segment increased 31% sequentially to $83.1 million, as compared to $63.6 million in the second quarter of 2017.  Gulf of Mexico revenue increased 24% sequentially to $52.0 million due to the increased completion tools and products revenue.    U.S. land revenue increased 14% sequentially to $9.1 million and international revenue increased 62% sequentially to $22.0 million primarily due to an increase in demand for well control services.

Comparison of the Results of Operations for the Three Months Ended September 30, 2017 and 2016

For the three months ended September 30, 2017, our revenue was $506.0 million, an increase of $179.8 million or 55%, as compared to the same period in 2016.  The increase is largely attributable to a 34% increase in the worldwide rig count.  The net loss from continuing operations was $57.2 million, or a $0.37 loss per share.  Net loss was $59.0 million, or a $0.39 loss per share.  This compares to a net loss from continuing operations for the three months ended September 30, 2016 of $113.9 million, or a $0.75 loss per share.  Net loss was $118.0 million, or a $0.78 loss per share.

The following table compares our operating results for the three months ended September 30, 2017 and 2016 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2017	2016	Change	%	2017	%	2016	%	Change
Drilling Products and
Services	$77,206	$59,587	$17,619	30%	$31,715	41%	$26,955	45%	$4,760
Onshore Completion and
Workover Services	248,405	125,022	123,383	99%	210,103	85%	124,747	100%	85,356
Production Services	97,333	77,523	19,810	26%	78,074	80%	66,000	85%	12,074
Technical Solutions	83,085	64,093	18,992	30%	48,387	58%	40,466	63%	7,921
Total	$506,029	$326,225	$179,804	55%	$368,279	73%	$258,168	79%	$110,111

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 30% to $77.2 million for the three months ended September 30, 2017, as compared to $59.6 million for the same period in 2016.  Cost of services and rentals as a percentage of revenue decreased to 41% of segment revenue for the three months ended September 30, 2017, as compared to 45% for the same period in 2016.  Revenue from the Gulf of Mexico market area increased 3% primarily due to increases in revenues from rentals of premium drill pipe and accommodation units.  The revenue from the international market areas decreased 7% primarily due to decreases in revenues from rentals of premium drill pipe and accommodation units.  Revenue in the U.S. land market increased 122% as a result of increases in revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products increased along with the increase in U.S. land rig count.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment increased 99% to $248.4 million for the three months ended September 30, 2017, as compared to $125.0 million for the same period in 2016.  All of this segment’s revenue is derived from the U.S. land market area, in which rig count increased by 101%.  Cost of services and rentals as a percentage of revenue decreased to 85% of segment revenue for the three months ended September 30, 2017, as compared to100% for the same period in 2016, primarily due to improved pricing and efficiencies due to higher activity levels, partially offset by periodic delays caused by supply chain tightness and general oilfield inefficiencies.  The increase in revenue is primarily attributable to an increase in activity in our pressure pumping business.  During the three months ended September 30, 2017, we recorded $1.8 million in reduction in value of assets.

Production Services Segment

Revenue from our Production Services segment for the three months ended September 30, 2017 increased by 26% to $97.3 million, as compared to $77.6 million for the same period in 2016.  Cost of services and rentals as a percentage of revenue decreased to 80% of segment revenue for the three months ended September 30, 2017, as compared to 85% for the same period in 2016.  Revenue from the U.S. land market area increased 108%, primarily due to increased activity in coiled tubing and well testing services.  The revenue from the international market areas increased 2%, primarily due to an increase in hydraulic workover and snubbing, offset by decreased activity in coiled tubing and well testing services.  Revenue derived from the Gulf of Mexico market area decreased 9%, as compared to the same period in 2016, primarily due to a decrease in slickline services and specialty rentals.

Technical Solutions Segment

Revenue from our Technical Solutions segment increased 30% to $83.1 million for the three months ended September 30, 2017, as compared to $64.0 million for the same period in 2016.  Cost of services and rentals as a percentage of revenue decreased to 58% of segment revenue for the three months ended September 30, 2017, as compared to 63% for the same period in 2016.  Revenue derived from the Gulf of Mexico market area increased 59%, primarily due to an increase in completion tools and products revenue, offset by a decrease in subsea intervention activities.  Revenue from the U.S. land market area decreased 15%, primarily due to a decrease in demand for completion tools and products.  Revenue from the international market areas increased 6%, primarily due to an increase in demand for well control services.  During the three months ended September 30, 2017, we recorded $8.1 million in reduction in value of assets.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $108.8 million during the three months ended September 30, 2017 from $123.3 million during the same period in 2016.  Depreciation and amortization expense decreased for our Drilling Products and Services segment by $5.9 million, or 16%; for our Onshore Completion and Workover Services segment by $2.5 million, or 5%; for our Production Services segment by $3.5 million, or 15% and for our Technical Solutions segment by $2.6 million, or 24%.  The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated and reduced levels of capital expenditures.

General and Administrative Expenses

General and administrative expenses decreased 14% to $74.4 million for the three months ended September 30, 2017 as compared to $86.7 million for the same period in 2016.  The decrease is primarily attributable to significant cost reduction initiatives implemented during 2016.  These cost reduction initiatives resulted in significantly lower expenses for salaries and wages, other employee-related expenses and infrastructure-related expenses.

Reduction in Value of Assets

The reduction in value of assets recorded during the three months ended September 30, 2017 included $9.9 million related to the reduction in value of long-lived assets within the Onshore Completion and Workover Services and Technical Solutions segments.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2017 was 33% compared to a 29% effective income tax rate for the same period in 2016.  The difference in the effective tax rate from the statutory rate is primarily due to the reduction in value of goodwill in 2016, which is non-deductible for income tax purposes.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2017 and 2016

For the nine months ended September 30, 2017, our revenue was $1,377.0 million, an increase of $281.4 million or 26%, as compared to the same period in 2016.  The increase is largely attributable to a 25% increase in the worldwide rig count.  The net loss from continuing operations was $208.9 million, or a $1.37 loss per share.  Net loss was $214.5 million, or a $1.41 loss per share. This compares to a net loss from continuing operations for the nine months ended September 30, 2016 of $667.1 million, or a $4.40 loss per share.  Net loss was $675.7 million, or a $4.46 loss per share for the nine months ended September 30, 2016.

The following table compares our operating results for the nine months ended September 30, 2017 and 2016 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2017	2016	Change	%	2017	%	2016	%	Change

Drilling Products and
Services	$214,464	$224,213	$(9,749)	-4%	$94,191	44%	$92,487	41%	$1,704
Onshore Completion and
Workover Services	702,463	373,387	329,076	88%	610,154	87%	363,447	97%	246,707
Production Services	254,544	267,389	(12,845)	-5%	210,778	83%	210,823	79%	(45)
Technical Solutions	205,562	230,640	(25,078)	-11%	126,944	62%	135,385	59%	(8,441)
Total	$1,377,033	$1,095,629	$281,404	26%	$1,042,067	76%	$802,142	73%	$239,925

The following provides a discussion of our results on a segment basis:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 4% to $214.5 million for the nine months ended September 30, 2017, as compared to $224.2 million for the same period in 2016.  Cost of services and rentals as a percentage of revenue increased to 44% of segment revenue for the nine months ended September 30, 2017, as compared to 41% for the same period in 2016, primarily due to a decrease in revenue.  Revenue from the Gulf of Mexico market area decreased 27% and revenue from the international market areas decreased 25%.    The decline in revenue in these market areas is primarily attributable to decreases in revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units, primarily driven by a decrease in offshore and international rig counts.  These decreases were partially offset by a 78% increase in revenue generated in the U.S. land market area.  The revenue in the U.S. land market area increased primarily as a result of increases in revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products increased along with the increase in U.S. land rig count.  During the nine months ended September 30, 2016, we recorded $47.7 million in reduction in value of assets.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment increased 88% to $702.4 million for the nine months ended September 30, 2017, as compared to $373.4 million for the same period in 2016.  All of this segment’s revenue is derived from the U.S. land market area, in which rig count was up 83%.  Cost of services and rentals as a percentage of revenues decreased to 87% of segment revenue for the nine months ended September 30, 2017, as compared to 97% for the same period in 2016, primarily due to improved pricing and efficiencies due to higher activity levels, partially offset by periodic delays caused by supply chain tightness and general oilfield inefficiencies.  The increase in revenue is primarily attributable to an increase in activity in our pressure pumping business.  During the nine months ended September 30, 2017, we recorded $1.8 million in reduction in value of assets, as compared to $188.7 million recorded for the same period in 2016.

Production Services Segment

Revenue from our Production Services segment for the nine months ended September 30, 2017 decreased by 5% to $254.5 million, as compared to $267.4 million for the same period in 2016.  Cost of services and rentals as a percentage of revenue increased to 83% of segment revenue for the nine months ended September 30, 2017, as compared to 79% for the same period in 2016, primarily due to a decrease in revenue.  Revenue derived from the Gulf of Mexico market area decreased 13%, primarily due to decreased demand for specialty rentals.  Revenue from the international market areas decreased 25%, primarily due to decreased activity from hydraulic workover and snubbing in the Latin America and Asia Pacific regions and well testing and coiled tubing services in the Latin America region.  These decreases were partially offset by a 43% increase in revenue generated from the U.S. land market area.  The increase in revenue in the U.S. land market area is primarily due to an increase in coiled tubing and well testing services driven primarily by the increase in U.S. land rig count.  During the nine months ended September 30, 2016, we recorded $226.1 million in reduction in value of assets.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 11% to $205.6 million for the nine months ended September 30, 2017, as compared to $230.6 million for the same period in 2016.  Cost of services and rentals as a percentage of revenue increased to 62% of segment revenue for the nine months ended September 30, 2017, as compared to 59% for the same period in 2016.  Revenue derived from the Gulf of Mexico market area decreased 5%, primarily due to a decrease in demand for subsea intervention services, partially offset by an increase in demand for completion tools and products.  Revenue from the U.S. land market area decreased 13% and revenue from the international market areas decreased 22%, primarily due to a decrease in demand for completion tools and products and well control services.  During the nine months ended September 30, 2017, we recorded $8.1 million in reduction in value of assets.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $331.2 million during the nine months ended September 30, 2017 from $392.0 million during the same period in 2016.  Depreciation and amortization expense decreased for our Drilling Products and Services segment by $25.0 million, or 20%; for our Onshore Completion and Workover Services segment by $14.8 million, or 9%; for our Production Services segment by $12.0 million, or 17%, and for our Technical Solutions segment by $9.0 million, or 26%.  The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated and reduced levels of capital expenditures.

General and Administrative Expenses

General and administrative expenses decreased 16% to $226.6 million for the nine months ended September 30, 2017 as compared to $270.5 million for the same period in 2016.  The decrease is primarily attributable to significant cost reduction initiatives implemented during 2016.  These cost reduction initiatives resulted in significantly lower expenses for salaries and wages, other employee-related expenses and infrastructure-related expenses.

Reduction in Value of Assets

The reduction in value of assets recorded during the three months ended September 30, 2017 included $9.9 million related to reduction in value of long-lived assets within the Onshore Completion and Workover Services and Technical Solutions segments.  Reduction in value of assets for the nine months ended September 30, 2016 was $462.5 million, which included $190.5 million related to the Production Services segment goodwill impairment and $140.0 million related to the Onshore Completion and Workover Services segment goodwill impairment. In addition, the reduction in value of assets included $132.0 million related to reduction in value of long-lived assets within the Drilling Products and Services, Onshore Completion and Workover Services and Production Services segments.

Other Income/Expense

Other income/expense for the nine months ended September 30, 2017 was $2.5 million loss as compared to $22.1 million income for the same period in 2016. The decrease in other income is primarily attributable to foreign currency fluctuations.

Income Taxes

Our effective income tax rate for the nine months ended September 30, 2017 was 33% compared to 24% effective income tax rate for the same period in 2016.  The difference in the effective tax rate from the statutory rate is primarily due to the reduction in value of goodwill in 2016, which is non-deductible for income tax purposes.

Liquidity and Capital Resources

For the nine months ended September 30, 2017, we generated net cash from operating activities of $55.4 million, as compared to $146.7 million in the same period of 2016.  Our primary liquidity needs during the next twelve months are for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operations and available borrowings under our credit facility.  We had cash and cash equivalents of $167.0 million at September 30, 2017, compared to $187.6 million at December 31, 2016.  At September 30, 2017, approximately $39.9 million of our cash balance was held outside the United States.  Cash balances held in foreign jurisdictions could be repatriated to the United States, however, they would be subject to federal income taxes, less applicable foreign tax credits.  We have not provided U.S. income tax expense on earnings of our foreign subsidiaries because we expect to reinvest the undistributed earnings indefinitely.

We spent $109.6 million of cash on capital expenditures during the nine months ended September 30, 2017.  Approximately $15.9 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory, and approximately $74.9 million, $8.3 million and $10.5 million was spent to expand and maintain the asset bases of our Onshore Completion and Workover Services, Production Services and Technical Solutions segments, respectively.  We expect to spend approximately $150 million on capital expenditures during 2017.

Subsequent to the quarter end, the Company extended its revolving credit facility maturity to October 2022 with a $300 million asset-based revolving credit facility.  The borrowing base under the credit facility will be calculated as the Company’s subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves.  Availability under the credit facility will be the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing 7 1/8% senior unsecured notes due 2021.  At October 20, 2017, availability was $285.6 million, and may increase or decrease as a result of, among other things, changes to the Company’s consolidated tangible assets.  The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.  At September 30, 2017, we were in compliance with all such covenants.

In August 2017, the Company issued $500 million of 7 3/4% unsecured senior notes due September 2024 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act.  Costs associated with the issuance of these notes were $8.9 million which will be amortized over the term of the notes.  The Company used the net proceeds of the notes offering and cash on hand to redeem all of the outstanding $500 million 6 3/8% senior unsecured notes due 2019.  In connection with the redemption of the senior unsecured notes due May 2019, the Company recorded $2.6 million for the write-off of unamortized debt issuance costs.    The indenture governing the 7 3/4% senior notes requires semi-annual interest payments beginning on March 15, 2018, until the maturity date of September 15, 2024.  The indenture contains customary events of default and requires that we satisfy various covenants.  At September 30, 2017, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due December 2021.  The indenture governing the 7 1/8% senior notes due 2021 requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants. At September 30, 2017, we were in compliance with all such covenants.

Other Matters

Off-Balance Sheet Arrangements and Hedging Activities

At September 30, 2017, we had no off-balance sheet arrangements and no hedging contracts.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes.  At September 30, 2017, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At September 30, 2017, we had no variable rate debt outstanding.

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

(a)

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

(b)

Changes in internal control.  There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share
July 1 - 31, 2017	2,644	$9.92
August 1 - 31, 2017	197	$10.51
September 1 - 30, 2017	-	$-
Total	2,841	$9.96

(1)   Through our stock incentive plans, 2,841 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock units.

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

SUPERIOR ENERGY SERVICES, INC.

Date:	October 25, 2017	By:	/s/ Robert S. Taylor
Robert S. Taylor
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)