Form 10-K
period 2017-12-31
SUPERIOR ENERGY SERVICES INC
filed 2018-02-22
CIK 886835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________________________________________________________________________________________

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from ________ to _______

Commission File No. 001-34037

______________________________________________________________________________________________

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

At June 30, 2017, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $1.61 billion.  At February 16,  2018 there were  154,235,814 shares of the registrant’s common stock outstanding.

______________________________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K for

the Fiscal Year Ended December 31, 2017

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other documents filed by us with the Securities and Exchange Commission (SEC) contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All statements other than statements of historical fact included in this Annual Report on Form 10-K or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements.  These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made.  Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements.  Such uncertainties include, but are not limited to: the cyclicality and volatility of the oil and gas industry, including changes in prevailing oil and gas prices or expectations about future prices; operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage for which we may have limited or no insurance coverage or indemnification rights; the effect of regulatory programs (including regarding worker health and safety laws) and environmental matters on our operations or prospects, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping services, or that future changes in climate change legislation could result in increased operating costs or reduced commodity demand globally; counterparty risks associated with reliance on key suppliers; risks associated with the uncertainty of macroeconomic and business conditions worldwide; changes in competitive and technological factors affecting our operations; credit risk associated with our customer base; the potential inability to retain key employees and skilled workers; challenges with estimating our oil and natural gas reserves and potential liabilities related to our oil and natural gas property; risks associated with potential changes of Bureau of Ocean Energy Management (BOEM) security and bonding requirements for offshore platforms; risks inherent in acquiring businesses; risks associated with cyber-attacks; risks associated with business growth during an industry recovery outpacing the capabilities of our infrastructure and workforce; political, legal, economic and other risks and uncertainties associated with our international operations; potential changes in tax laws, adverse positions taken by tax authorities or tax audits impacting our operating results; risks associated with our outstanding debt obligations and the potential effect of limiting our future growth and operations our continued access to credit markets on favorable terms; and the impact that unfavorable or unusual weather conditions could have on our operations.  These risks and other uncertainties related to our business are described in detail below in Part I, Item 1A of this Annual Report on Form 10-K.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate.  Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results.  For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements.  We undertake no obligation to update any of our forward-looking statements for any reason and, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

Customers

Our customers are the major and independent oil and gas companies that are active in the geographic areas in which we operate. Anadarko Petroleum Corporation (Anadarko) accounted for approximately 13% and 11% of our revenues in 2017 and 2016, respectively, primarily within the Onshore Completion and Workover Services segment.  There were no customers that exceeded 10% of our total revenues in 2015.  Our inability to continue to perform services for a number of our large existing customers, if not offset by sales to new or other existing customers, could have a material adverse effect on our business and operations.

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

As is customary in our industry, our contracts generally provide that we will indemnify and hold harmless our customers from any claims arising from personal injury or death of our employees, damage to or loss of our equipment, and pollution emanating from our equipment and services.  Similarly, our customers generally agree to indemnify and hold us harmless from any claims arising from personal injury or death of their employees, damage to or loss of their equipment or property, and pollution caused from their equipment or the well reservoir (including uncontained oil flow from a reservoir).  Nonetheless, our indemnification arrangements may not protect us in every case.

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

Employees

At December 31, 2017, we had approximately 6,400 employees.  Approximately 10% of our employees are subject to union contracts, all of which are in international locations.  We believe that we have good relationships with our employees.

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

Executive Officers of Registrant

The following table indicates the names and ages of the executive officers, including all offices and positions held by each in the past five years:

Name and Age	Offices Held and Term of Office
David D. Dunlap (Age 56)	President and Chief Executive Officer, since February 2011
Robert S. Taylor (Age 63)	Executive Vice President, Treasurer and Chief Financial Officer, since September 2004
A. Patrick Bernard (Age 60)	Executive Vice President, since April 2016 Senior Executive Vice President, from July 2006 to March 2016
Brian K. Moore (Age 61)	Executive Vice President of Corporate Services, since April 2016 Senior Executive Vice President of North America Services, from February 2012 to March 2016
Westervelt T. Ballard, Jr. (Age 46)	Executive Vice President, since April 2016 Executive Vice President of International Services, from February 2012 to March 2016
William B. Masters (Age 60)	Executive Vice President and General Counsel, since March 2008

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

At December 31, 2017, we had $1.3 billion in outstanding debt obligations.  Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness.  These factors include those discussed elsewhere in these Risk Factors and those listed in the “Forward-Looking Statements” section included in this Annual Report on Form 10-K.

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

As is customary in our industry, our contracts generally provide that we will indemnify and hold harmless our customers from any claims arising from personal injury or death of our employees, damage to or loss of our equipment, and pollution emanating from our equipment and services.  Similarly, our customers generally agree to indemnify and hold us harmless from any claims arising from personal injury or death of their employees, damage to or loss of their equipment or property, and pollution caused from their equipment or the well reservoir (including uncontained oil flow from a reservoir).  Our indemnification arrangements may not protect us in every case.  For example, from time to time we may enter into contracts with less favorable indemnities or perform work without a contract that protects us.  In addition, our indemnification rights may not fully protect us if we cannot prove that we are entitled to be indemnified or if the customer is bankrupt or insolvent, does not maintain adequate insurance or otherwise does not possess sufficient resources to indemnify us.  In addition, our indemnification rights may be held unenforceable in some jurisdictions.

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

Increased regulation of or limiting or banning hydraulic fracturing and wastewater disposal could reduce or eliminate demand for our pressure pumping and fluid management services.

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

In addition, in recent years there have been various legislative and regulatory initiatives intended to address seismic activity associated with disposal wells.  Developing research suggests that the link between seismic activity and wastewater disposal may vary by region, and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity.  The United States Geological Survey identified certain states with the most significant hazards from induced seismicity, including states where we operate, such as Oklahoma, Texas and Colorado.  In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells in proximity to faults.  For example, Oklahoma implemented plans restricting or suspending disposal well operations of certain wells where seismic incidents have occurred. In particular, hydraulic fracturing operations in the Oklahoma SCOOP and STACK, where we conduct operations may be suspended following earthquakes of certain magnitudes in the vicinity. In addition, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division issued an order limiting future increases in the volume of oil and natural gas wastewater injected into the ground in an effort to reduce the number of earthquakes in the state. The Texas Railroad Commission adopted similar rules in 2014. Furthermore, ongoing lawsuits allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells. Increased regulation and attention given to induced seismicity could lead to greater opposition to oil and gas activities utilizing injection wells for waste disposal.

The adoption of additional legislation or regulation could impose further requirements or limitations, such as restrictions on the use of certain chemicals or prohibitions on hydraulic fracturing and disposal of wastewater in certain areas, which could impact our and our customers operations, and demand for our services.

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

In 2017, we conducted business in more than 50 countries, and we intend to expand our international operations.

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

We are subject to the jurisdiction of a significant number of domestic and foreign taxing authorities.  Changes in tax laws or tax rates, the resolution of tax assessments or audits by various tax authorities could impact our operating results.  In addition, we may periodically restructure our legal entity organization.  If taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective income tax rate could be impacted.  The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each taxing jurisdiction, as well as the significant use of estimates and assumptions regarding future operations and results and the timing of income and expenses.  We may be audited and receive tax assessments from taxing authorities that may result in assessment of additional taxes that are ultimately resolved with the authorities or through the courts.  We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law.  Resolution of any tax matter involves uncertainties and there are no assurances that the outcomes will be favorable.    The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us.  If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operating may be adversely impacted.

We are subject to environmental, worker health and safety laws and regulations, which could reduce our business opportunities and revenue, and increase our costs and liabilities.

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

Increasing concerns that emissions of carbon dioxide, methane and other greenhouse gases (GHGs) may endanger public health and produce climate changes with significant physical effects, such as increased frequency and severity of storms, floods, droughts and other climatic events, have drawn significant attention from government agencies and environmental advocacy groups.  In response, additional costly requirements and restrictions have been imposed on the oil and gas industry to regulate and reduce the emission of GHG’s.

Specifically, the EPA has adopted regulations under existing provisions of the federal Clean Air Act (CAA) which increase operational costs by requiring the monitoring and annual reporting of GHG emissions from oil and gas production, processing, transmission and storage facilities in the United States.  Although, the U.S. Congress has considered legislation to reduce emissions of GHGs, significant legislation has not yet been adopted to reduce GHG emissions at the federal level.  In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions through the completion of

GHG emissions inventories and through cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting GHGs.  Given the long-term trend towards increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility.    Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that proposed an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This agreement was signed by the United States in April 2016 and entered into force in November 2016. The United States is one of over 120 nations having ratified or otherwise consented to the agreement; however this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. In June 2017, President Trump announced that the United States intends to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or a separate agreement. In August 2017, the U.S. Department of State officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.

In addition to governmental regulations, our customers are also requiring additional equipment upgrades to address the growing concerns of GHG emission and climate change which result in higher operational costs for service providers such as us.  Despite taking additional measures to reduce GHG emissions, there is the possibility that the demand for fossil fuels may nevertheless decrease due to such concerns.

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

Our operations may be subject to cyber-attacks that could have an adverse effect on our business operations.

Like most companies, we rely heavily on information technology networks and systems, including the Internet, to process, transmit and store electronic information, to manage or support a variety of our business operations, and to maintain various records, which may include information regarding our customers, employees or other third parties, and the integrity of these systems are essential for us to conduct our business and operations.  We make significant efforts to maintain the security and integrity of these types of information and systems (and maintain contingency plans in the event of security breaches or system disruptions), however, we cannot provide assurance that our security efforts and measures will prevent security threats from materializing, unauthorized access to our systems, loss or destruction of data, account takeovers, or other forms of cyber-attacks or similar events, whether caused by mechanical failures, human error, fraud, malice, sabotage or otherwise.  Cyber-attacks include, but are not limited to, malicious software, attempts to gain unauthorized access to data, unauthorized release of confidential or otherwise protected information and corruption of data.  The frequency, scope and sophistication of cyber-attacks continue to grow, which increases the possibility that our security measures will be unable to prevent our systems’ improper functioning or the improper disclosure of proprietary information.  Any failure of our information or communication systems, whether caused by attacks, mechanical failures, natural disasters or otherwise, could interrupt our operations, damage our reputation, or subject us to claims, any of which could materially adversely affect us.

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

Federal oil and natural gas leases contain standard terms and require compliance with detailed Bureau of Safety and Environmental Enforcement (BSEE) and BOEM regulations and orders issued pursuant to various federal laws, including the Outer Continental Shelf Lands Act.  In 2016 BOEM undertook a review of its historical policies and procedures for determining a lessee’s ability to decommission platforms on the Outer Continental Shelf and whether lessees should furnish additional security, and in July 2016, BOEM issued a new Notice to Lessees requiring additional security for decommissioning activities.  In January 2017, BOEM extended the implementation timeline for properties with co-lessees by an additional six months, and in June 2017 announced that the Notice to lessees would be stayed while BOEM continued to review its implementation issues and continued industry engagement to gather additional information on the financial assurance program. We cannot predict whether these laws and regulations may change in the future, particularly in connection with the transition of presidential administrations.

During the second half of 2016, BSEE increased its estimates of many offshore operator’s decommissioning costs, including the decommissioning costs at our sole federal offshore oil and gas property, Bullwinkle. Our subsidiary owns a 51% non-operating interest in Bullwinkle.  In October 2016, BOEM sent an initial proposal letter to the operator of Bullwinkle, proposing an increase in the supplemental bonding requirement for the property’s sole fixed platform that was eight to ten times higher than the revised supplemental bonding requirement requested for any other deep-water fixed platform in the U.S. Gulf of Mexico.  Both the operator and our subsidiary submitted formal dispute notices, asserting that the estimates in the October 2016 proposal letter may be based on erroneous or arbitrary estimates of the potential decommissioning costs, and requesting in-person meetings to discuss the estimate.  We asked that BSEE and BOEM reduce the estimate to an amount that more closely approximates actual decommissioning costs, consistent with estimates identified by BSEE and BOEM for similar deep-water platforms. BSEE and BOEM have not yet responded to our dispute notice. If BOEM ultimately issues a formal order and we are unable to obtain the additional required bonds or assurances, BOEM may suspend or cancel operations at the Bullwinkle Platform or otherwise impose monetary penalties. Any of these actions could have a material effect on our financial condition, operating cash flows and liquidity.

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

		Common Stock Prices		Dividends Declared Per Common Share
		High	Low
2016
	First Quarter	$14.09	$8.25	$0.08
	Second Quarter	19.83	12.34	-
	Third Quarter	19.16	13.78	-
	Fourth Quarter	19.39	13.67	-

2017
	First Quarter	$19.08	$12.79	$-
	Second Quarter	15.25	8.99	-
	Third Quarter	12.03	7.91	-
	Fourth Quarter	10.81	7.66	-

At February 16, 2018, there were 154,235,814 shares of our common stock outstanding, which were held by 115 record holders.

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

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities during the quarter ended December 31, 2017.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (the Securities Act) or the Securities Exchange Act of 1934, as amended (the Securities Exchange Act) except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock for five years ended December 31, 2017 with the cumulative total return on the Standard & Poor’ 500 Index (S&P 500 Index) and our Self-Determined Peer Group, as described below, for the same period.  The information in the graph is based on the assumption of a $100 investment on January 1, 2013 at closing prices on December 31, 2012.

The comparisons in the graph are required by the SEC and are not intended to be a forecast or indicative of possible future performance of our common stock.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
2012
2013
2014
2015
2016
2017
Superior Energy Services, Inc.
S&P 500 Index
Peer Group

	2013	2014	2015	2016	2017
Superior Energy Services, Inc.	$128	$99	$68	$85	$49
S&P 500 Index	$132	$150	$152	$170	$206
Peer Group	$96	$127	$99	$69	$89

NOTES:

•	The lines represent monthly index levels derived from compounded daily returns that reflect the reinvestment of all dividends.
•	The indexes are reweighted daily, using the market capitalization on the previous trading day.
•	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
•	The index level for all securities was set to $100.00 on December 31, 2012.

Our Self-Determined Peer Group consists of 13 companies whose average stockholder return levels comprise part of the performance criteria established by the Compensation Committee of our Board of Directors under our long-term incentive compensation program: Basic Energy Services, Inc., Halliburton Company, Helix Energy Solutions Group, Inc., Helmerich & Payne Inc., Key Energy Services, Inc., Nabors Industries Ltd., National Oilwell Varco, Inc., Oceaneering International, Inc., Oil States International, Inc., Patterson-UTI Energy Inc., RPC, Inc., Schlumberger N.V. and Weatherford International plc.

Item 6. Selected Financial Data

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, which are in this Annual Report on Form 10-K.

	2017	2016	2015	2014	2013
	(in thousands, except per share data)

Revenues	$1,874,076	$1,450,047	$2,774,565	$4,556,622	$4,350,057
Income (loss) from operations	(272,997)	(1,030,209)	(1,952,989)	546,604	214,170
Net income (loss) from continuing operations	(187,011)	(833,340)	(1,807,763)	280,790	45,485
Loss from discontinued operations, net of tax	(18,910)	(53,559)	(46,955)	(22,973)	(156,903)
Net income (loss)	(205,921)	(886,899)	(1,854,718)	257,817	(111,418)
Net income (loss) from continuing operations per share:
Basic	(1.22)	(5.50)	(12.02)	1.81	0.29
Diluted	(1.22)	(5.50)	(12.02)	1.79	0.28
Net loss from discontinued operations per share:
Basic	(0.13)	(0.35)	(0.31)	(0.15)	(0.99)
Diluted	(0.13)	(0.35)	(0.31)	(0.14)	(0.97)
Net income (loss) per share:
Basic	(1.35)	(5.85)	(12.33)	1.66	(0.70)
Diluted	(1.35)	(5.85)	(12.33)	1.65	(0.69)

Cash dividends declared per share	-	0.08	0.32	0.24	0.08

Total assets	3,110,225	3,470,255	4,914,244	7,317,782	7,366,943
Long-term debt, net	1,279,771	1,284,600	1,588,263	1,600,373	1,610,956
Decommissioning liabilities, less current portion	103,136	101,513	98,890	88,000	56,197
Stockholders' equity	1,132,429	1,303,920	2,210,812	4,079,738	4,131,444

•	For 2017, 2016 and 2015, net loss from continuing operations included $14.2 million, $500.4 million and $1,738.9 million, respectively of reduction in value of assets.
•	For 2013, net income from continuing operations included $300.1 million of reduction in value of assets.

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

Financial Results

During 2017, our business began strengthening as commodity prices and the North America rig count improved substantially from the first half of 2016.  Average crude oil price increased by 17% during 2017 and U.S. land rig count increased by 76% when compared to 2016.  In North America, increased commodity prices and rig counts resulted in a rapidly recovering market during 2017.  During the industry downturn, which began in the fourth quarter of 2014, the international markets were more resilient than North America.  However, during 2017, our international business experienced activity reductions and pricing pressure.  Our Gulf of Mexico business was also negatively impacted by a decrease in offshore rig count and reduced deepwater drilling activity.

During 2017, we generated $1,874.1 million of revenue which represents a 29% increase from $1,450.0 million of revenue generated during 2016.  The increase in revenue is largely attributable to our U.S. land market area, in which revenue grew by 73% during 2017.  The substantial increase in U.S. land market revenue was driven by increases from the majority of our rental and service lines.  Most notably, pressure pumping revenue increased 128% during 2017 and accounted for 30% of our consolidated revenue for the year ended December 31, 2017.  The increase in the U.S. land revenue was offset by a 17% decrease in revenue from our international market areas and by a 10% decrease in revenue from the Gulf of Mexico market area.  These decreases were primarily driven by the declines in both offshore and international activity.

For the year ended December 31, 2017, we incurred a net loss of $205.9 million, which represented a $681.0 million or 77% reduction in net loss as compared to 2016.  Our general and administrative expenses decreased $51.1 million or 15% during 2017 as compared to 2016.  During 2017, we continued to benefit from the steps taken to reduce our cost structure, integrate product and service lines and reorganize certain businesses.

During 2017, we made $164.9 million of capital expenditures, an increase of 105% from 2016.  Our increased capital expenditures were primarily driven by the significant improvement in the U.S. land market area with the majority of the capital spending used to rebuild our pressure pumping fleet.  During 2018, we plan to continue adjusting capital spending to align with market conditions and customer demand.

Throughout the downturn and during 2017, our focus has remained on improving working capital and managing our balance sheet to maximize our financial flexibility.  During 2017, we issued $500 million of 7 3/4% senior unsecured notes due 2024 and redeemed $500 million of 6 3/8% senior unsecured notes due 2019.  We begin 2018 with no debt maturities until 2021.  In addition, during 2017, we amended and restated our revolving credit facility to, among other things, extend its maturity to 2022.  During 2018, we will focus on generating free cash flow and reducing our outstanding debt.

Industry Trends

The oil and gas industry is both cyclical and seasonal.  The level of spending by oil and gas companies is highly influenced by current and expected demand as well as future prices of oil and natural gas.  Changes in spending result in an increased or decreased demand for our services and products.  Rig count is an indicator of the level of spending by oil and gas companies.  Our financial performance is significantly affected by the rig count in the U.S. land and offshore market areas as well as oil and natural gas prices and worldwide rig count, which are summarized in the table below.

	2017	2016	2017 to 2016 Change	2015	2016 to 2015 Change
Worldwide Rig Count (1)
U.S.:
Land	856	486	76%	943	-48%
Offshore	20	23	-13%	35	-34%
Total	876	509	72%	978	-48%
International (2)	948	955	-1%	1,167	-18%
Worldwide Total	1,824	1,464	25%	2,145	-32%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$50.80	$43.29	17%	$48.66	-11%
Natural Gas (Henry Hub)	$2.99	$2.52	19%	$2.62	-4%

(1) Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes, a GE company, rig count information.

(2) Excludes Canadian rig count.

Overview of our business segments

We attribute revenue to major geographic regions based on the location where services are performed or the destination of the rental or sale of products.  The following table compares our revenues generated from major geographic regions (in thousands).

	Revenue
	2017	%	2016	%	Change
U.S. Land	$1,238,954	66%	$717,748	49%	$521,206
Gulf of Mexico	327,306	17%	362,765	25%	(35,459)
International	307,816	16%	369,534	25%	(61,718)
Total	$1,874,076	100%	$1,450,047	100%	$424,029

The Drilling Products and Services segment is capital intensive with higher operating margins relative to our other segments as a result of relatively low operating expenses.  The largest fixed cost is depreciation as there is little labor associated with our drilling products and services businesses.  In 2017, 40% of segment revenue was derived from U.S. land market area (up from 22% in 2016), while 31% of segment revenue was from the Gulf of Mexico market area (down from 41% in 2016) and 29% of segment revenue was from international market areas (down from 37% in 2016).  Premium drill pipe accounted for more than 55% of this segment’s revenue in 2017, while bottom hole assemblies and accommodations each accounted for approximately 20% of this segment’s revenue in 2017.

The Onshore Completion and Workover Services segment consists primarily of services used in the completion and workover of oil and gas wells on land.  These services include pressure pumping, well service rigs and fluid management services.  All of this segment’s revenue is derived in the U.S. land market areas.  Demand for these services in the U.S. land market can change quickly and is highly dependent on the number of oil and natural gas wells drilled and completed.  Given the cyclical nature of these drilling and completion activities in the U.S. land market, coupled with the high labor intensity of these services, operating margins can fluctuate widely depending on supply and demand at a given point in the cycle.  Pressure pumping is the largest service offering in this segment, representing more than 60% of this segment’s revenue in 2017.  Fluid management and well service rigs each accounted for approximately 20% of this segment’s revenue in 2017.

The Production Services segment consists of intervention services primarily used to maintain and extend oil and gas production during the life of a producing well.  These services are labor intensive and margins fluctuate based on how much capital our customers allocate towards enhancing existing oil and gas production from mature wells.  In 2017, 41% of segment revenue was derived from the U.S. land market area (up from 25% in 2016), while 20% of segment revenue was from the Gulf of Mexico market area (down from 24% in 2016) and 39% of this segment’s revenue was from international market areas (down from 51% in 2016).  Coiled tubing is the largest service offering in this segment, accounting for approximately 26% of this segment’s revenue in 2017.  Hydraulic workover and snubbing represented approximately 19% of this segment’s revenue in 2017, while pressure control and electric wireline each accounted for approximately 14% of this segment’s revenue in 2017.

The Technical Solutions segment consists of products and services that address customer-specific needs and include offerings such as completion tools and services, end-of-life services, and the production and sale of oil and gas.  Given the project-specific nature associated with several of the service offerings in this segment and the seasonality associated with Gulf of Mexico activity, revenue and operating margins in this segment can have significant variations from quarter to quarter.  In 2017, revenue derived from the U.S. land market area was 13% of segment revenue (down from 15% in 2016), while 59% of segment revenue was from the Gulf of Mexico market area (up from 55% in 2016) and 28% of segment revenue was from international market areas (down from 30% in 2016).  Completion tools and products accounted for approximately 40% of this segment’s revenue in 2017, while well control services represented more than 30% of this segment’s revenue in 2017.

Comparison of the Results of Operations for the Years Ended December 31, 2017 and 2016

For 2017, our revenue was $1,874.1 million, an increase of $424.1 million or 29%, as compared to 2016.  The increase is largely attributable to the significant increase in land-based activity, particularly in the U.S. land market, where the average rig count increased 76% as compared to 2016.  The net loss from continuing operations was $187.0 million, or a $1.22 loss per share.  Net loss was $205.9 million, or a $1.35 loss per share.  Included in the results for 2017 were pre-tax charges of $14.2 million related to the reduction in value of assets.  For 2016, our revenue was $1,450.0 million, resulting in a loss from continuing operations of $833.3 million, or $5.50 loss per share.  Net loss was $886.9 million, or $5.85 loss per share.  Included in the results for 2016 were pre-tax charges of $500.4 million related to the reduction in value of assets, $20.8 million for inventory write-down and $39.2 million, primarily, for severance and facility closures.

The following table compares our operating results for 2017 and 2016 (in thousands).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2017	2016	Change	%	2017	%	2016	%	Change

Drilling Products and
Services	$293,690	$293,543	$147	0%	$128,381	44%	$136,719	47%	$(8,338)
Onshore Completion and
Workover Services	935,183	523,965	411,218	78%	791,581	85%	515,784	98%	275,797
Production Services	372,781	348,363	24,418	7%	303,256	81%	276,223	79%	27,033
Technical Solutions	272,422	284,176	(11,754)	-4%	175,477	64%	194,548	68%	(19,071)
Total	$1,874,076	$1,450,047	$424,029	29%	$1,398,695	75%	$1,123,274	77%	$275,421

Operating Segments:

Drilling Products and Services Segment

Revenue for our Drilling Products and Services segment remained flat at $293.7 million for 2017, as compared to $293.5 million for 2016.  Cost of services and rentals as a percentage of revenue decreased to 44% of segment revenue in 2017, as compared to 47% in 2016.  Revenue from the Gulf of Mexico market area decreased 24% and revenue from the international market areas decreased 23%.  The decline in revenue in these market areas is primarily attributable to decreases in revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units, primarily driven by a decrease in offshore and international rig counts.  The revenue in the U.S. land market area increased primarily as a result of increases in revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products increased along with the increase in U.S. land rig count.  During 2017, we recorded $1.4 million in reduction in value of assets as compared to $48.9 million recorded during 2016.

Onshore Completion and Workover Services Segment

Revenue for our Onshore Completion and Workover Services segment increased 78% to $935.2 million for 2017, as compared to $523.9 million in 2016.  All of this segment’s revenue is derived from the U.S. land market area, in which rig count was up 76%.  Cost of services and rentals as a percentage of revenue decreased to 85% of segment revenue in 2017, as compared to 98% in 2016, primarily due to improved pricing and efficiencies due to higher activity levels.  The increase in revenue is primarily attributable to an increase in activity in our pressure pumping business.    During 2017, we recorded $4.7 million in reduction in value of assets as compared to $190.8 million recorded during 2016.

Production Services Segment

Revenue for our Production Services segment increased 7% to $372.8 million for 2017, as compared to $348.4 million in 2016.  Cost of services and rentals as a percentage of revenue increased to 81% of segment revenue in 2017, as compared to 79% in 2016.  Revenue derived from the Gulf of Mexico market area decreased 13% primarily due to a decrease in demand for specialty rentals.  Revenue from the U.S. land market area increased 73%, primarily due to increased activity in coiled tubing and pressure control services.  Revenue from international market areas decreased 17% primarily due to decreased activity from hydraulic workover and snubbing.  During 2016, we recorded $235.1 million in reduction in value of assets.

Technical Solutions Segment

Revenue for our Technical Solutions segment decreased 4% to $272.4 million for 2017 as compared to $284.2 million in 2016.  Cost of services and rentals as percentage of revenue decreased to 64% in 2017, as compared to 68% in 2016.  Revenue derived from the Gulf of Mexico market area increased 3%, primarily due to an increase in demand for completion tools and products and plug and abandonment services, offset by a decrease in subsea intervention activities.  Revenue from the U.S. land market area decreased 19% and revenue from international market areas decreased 10% primarily due to a decrease in demand for completion tools and products.  During 2017, we recorded $8.1 million in reduction in value of assets as compared to the $25.6 million in reduction in value of assets and $19.1 million inventory write-down charge we recorded during 2016.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $438.7 million during 2017 from $510.0 million in 2016.  Depreciation and amortization expense decreased for our Drilling Products and Services segment by $28.6 million, or 18%; for our Onshore Completion and Workover Services segment by $13.9 million, or 7%; for our Production Services segment by $14.9 million, or 16%; for our Technical Solutions segment by $12.9 million, or 30%; and for Corporate and Other by $1.0 million, or 15%.  The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated and reduced levels of capital expenditures.

Other Operating Items:

General and Administrative Expenses

General and administrative expenses decreased 15% to $295.5 million during 2017 from $346.6 million in 2016.  The decrease is primarily attributable to significant cost reduction initiatives implemented during 2016.  These cost reduction initiatives resulted in significantly lower expenses for salaries and wages, other employee-related expenses and infrastructure-related expenses.

Reduction in Value of Assets

The reduction in value of assets recorded in 2017 was $14.2 million as compared to $500.4 million in 2016.  The reduction in value of assets was comprised of $8.1 million related to property, plant and equipment in the Technical Solutions segment and $6.1 million related to property, plant and equipment primarily in the Onshore Completion and Workover Services segment.  Reduction in value of assets in 2016 included $190.5 million related to the Production Services segment goodwill impairment and $140.0 million related to the Onshore Completion and Workover Services segment goodwill impairment.  In addition, the reduction in value of assets expense included $169.9 million related to reduction in value and retirements of long-lived assets across all of our operating segments.

Nonoperating Items:

Other Income/Expense

Other expense for 2017 was $3.3 million as compared to $22.6 million of income for 2016.  The decrease in other income is primarily attributable to foreign currency fluctuations.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (U.S. Tax Reform) was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and the transition of U.S. international taxation from a worldwide tax system to a modified territorial system.  As a result, we recorded a provisional income tax benefit of $76.5 million during the fourth quarter of 2017.  The provisional amount related primarily to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future.  See note 7 to our consolidated financial statements.

Discontinued Operations

Loss from discontinued operations, net of tax, was $18.9 million for 2017 as compared to $53.6 million for 2016.  Loss from discontinued operations for 2017 and 2016 included $10.9 million and $33.0 million reduction in value of marine vessels and equipment, respectively.

Comparison of the Results of Operations for the Years Ended December 31, 2016 and 2015

For 2016, our revenue was $1,450.0 million, a decrease of $1,324.6 million or 48%, as compared to 2015.  Our performance in 2016 was severely impacted by the significant decrease in land-based activity, particularly in the U.S. land market, where the average rig count decreased 48% as compared to 2015.  Supply overcapacity in the U.S. land market remained high for most of 2016, resulting in pricing pressure across all of our services.  Net loss from continuing operations was $833.3 million, or a $5.50 loss per share.  Net loss was $886.9 million, or a $5.85 loss per share.  Included in the results for 2016 were pre-tax charges of $500.4 million related to the reduction in value of assets, $20.8 million for inventory write-down and $39.2 million, primarily, for severance and facility closures.  For 2015, our revenue was $2,774.6 million, resulting in a loss from continuing operations of $1,807.8 million, or $12.02 loss per share.  Net loss was $1,854.7 million, or $12.33 loss per share.  Included in the results for 2015 were pre-tax charges of $1,738.9 million related to the reduction in value of assets and $46.8 million expense for severance and facility closures.

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

Operating Segments:

Drilling Products and Services Segment

Revenue for our Drilling Products and Services segment decreased 46% to $293.5 million for 2016, as compared to $547.5 million for 2015.  Cost of services and rentals as a percentage of revenue increased to 47% of segment revenue in 2016, as compared to 33% in 2015, primarily due to a decrease in revenue.  Revenue from our Gulf of Mexico market area decreased 45%, revenue generated in our U.S. land market area decreased 60% and revenue from our international market areas decreased 35%.  The decrease in revenue in these market areas was primarily attributable to decreases in revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products decreased along with the worldwide rig count.  During 2016, we recorded $48.9 million in reduction in value of assets as compared to $40.2 million recorded during 2015.

Onshore Completion and Workover Services Segment

Revenue for our Onshore Completion and Workover Services segment decreased 44% to $523.9 million for 2016, as compared to $934.3 million in 2015.  All of this segment’s revenue is derived from the U.S. land market area, in which rig count was down 48%.  Cost of services and rentals as a percentage of revenue increased to 98% of segment revenue in 2016, as compared to 83% in 2015, primarily due to a decrease in revenue.  The decrease in revenue was primarily due to a decline in activity and pricing pressure for our services, primarily in our pressure pumping and fluid management businesses.  These services were impacted negatively by reduced customer spending and activity as well as continued pricing pressure in North America during 2016.  During 2016, we recorded $190.8 million in reduction in value of assets as compared to $780.2 million recorded during 2015.

Production Services Segment

Revenue for our Production Services segment decreased 56% to $348.4 million for 2016, as compared to $795.2 million in 2015.  Cost of services and rentals as a percentage of revenue increased to 79% of segment revenue in 2016, as compared to 77% in 2015.  Revenue derived from the Gulf of Mexico market area decreased 41% primarily due to a decrease in electric line activity.  Revenue from the U.S. land market area decreased 77%, primarily due to decreased activity in coiled tubing, electric line and slickline services.  Revenue from international market areas decreased 43% primarily due to decreased activity from hydraulic workover and snubbing, electric line and coiled tubing services.  During 2016, we recorded $235.1 million in reduction in value of assets as compared to $790.5 million recorded during 2015.

Technical Solutions Segment

Revenue for our Technical Solutions segment decreased 43% to $284.2 million for 2016 as compared to $497.6 million in 2015   Cost of services and rentals as percentage of revenue increased to 68% in 2016, as compared to 61% in 2015.  Revenue derived from the Gulf of Mexico market area decreased 51%, primarily due to a decrease in demand for well control services and completion tools and products.  In addition, the decrease in revenue was also attributable to the discontinuation of our marine technical services business due to the termination of the contract with its customer.  Revenue from the U.S. land market area decreased 31% and revenue from international market areas decreased 26% primarily due to a decline in demand for completion tools and products.  During 2016, we recorded $25.6 million in reduction in value of assets and $19.1 million inventory write-down charge as compared to $124.9 million reduction in value of long-lived assets recorded during 2015.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $510.0 million during 2016 from $612.1 million in 2015.  Depreciation and amortization expense decreased for our Drilling Products and Services segment by $26.1 million, or 14%; for our Onshore Completion and Workover Services segment by $16.6 million, or 7%; for our Production Services segment by $41.4 million, or 31%; and for our Technical Solutions segment by $18.6 million, or 30%.  Depreciation expense increased for Corporate and Other by $0.6 million, or 9%.  The decrease in depreciation, depletion, amortization and accretion is primarily due to lower asset values as a result of the impairments recorded during 2016 and 2015, certain assets being fully depreciated and significantly reduced capital expenditures.

Other Operating Items:

General and Administrative Expenses

General and administrative expenses decreased to $346.6 million during 2016 from $510.7 million in 2015.  The decrease was primarily attributable to significant cost reduction initiatives implemented during 2016.  These cost reduction initiatives resulted in significantly lower expenses for salaries and wages and other employee-related expenses and insurance and infrastructure-related expenses.

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

Nonoperating Items:

Other Income/Expense

Other income for 2016 was $22.6 million as compared to $9.5 million of expense for 2015.  The increase in other income was primarily attributable to foreign currency fluctuations.

Income Taxes

Our effective income tax rate for 2016 was a 24.3% tax benefit compared to a 12.2% tax benefit for 2015.  The change in the effective income tax rate was primarily due to the reduction in value of goodwill which is non-deductible for income tax purposes.  See note 7 to our consolidated financial statements.

Discontinued Operations

Loss from discontinued operations, net of tax, was $53.6 million for 2016 as compared to $47.0 million for 2015.  Loss from discontinued operations for 2016 and 2015 included $33.0 million and $34.6 reduction in value of marine vessels and equipment, respectively.

Liquidity and Capital Resources

During 2017, we generated net cash from operating activities of $103.8 million as compared to $61.3 million in 2016.  Our primary liquidity needs during the next twelve months are for working capital and capital expenditures.    Our primary sources of liquidity are cash flows from operations and available borrowings under our credit facility.  We had cash and cash equivalents of $172.0 million at December 31, 2017 as compared to $187.6 million at December 31, 2016.

We made $164.9 million of capital expenditures during 2017.  Approximately $27.2 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory.  Approximately $115.4 million was spent on our Onshore Completion and Workover Services segment, primarily to rebuild our pressure pumping fleet.  $7.9 million and $13.3 million was spent in our Production Services and Technical Solutions segments, respectively and $1.1 million was spent in Corporate and Other.

In October 2017, the Company amended and restated its revolving credit facility to, among other things, extend its maturity to October 2022.  The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe, less reserves.  Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7 1/8% senior unsecured notes due 2021.  At December 31, 2017, the borrowing base was $273.3 million and we had $35.3 million of letters of credit outstanding under our revolving credit facility.  The borrowing base may increase or decrease as a result of, among other things, changes to the Company’s consolidated tangible assets.  The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements. At December 31, 2017, we were in compliance with all such covenants.

In August 2017, the Company issued $500 million of 7 3/4% senior unsecured notes due September 2024 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act.  Costs associated with the issuance of these notes were $8.9 million which will be amortized over the term of the notes.  The Company used the net proceeds of the notes offering and cash on hand to redeem all of the outstanding $500 million 6 3/8% senior unsecured notes due 2019.  In connection with the redemption of the senior unsecured notes due May 2019, the Company recorded $2.6 million for the write-off of unamortized debt issuance costs.  The indenture governing the 7 3/4% senior unsecured notes due 2024 requires semi-annual interest payments on March 15th and September 15th of each year, beginning on March 15, 2018, through the maturity date of September 15, 2024.  The indenture contains customary events of default and requires that we satisfy various covenants.  At December 31, 2017, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% senior unsecured notes due 2021.  The indenture governing the 7 1/8% senior unsecured notes due 2021 requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants.  At December 31, 2017, we were in compliance with all such covenants.

The following table summarizes our contractual cash obligations and commercial commitments at December 31, 2017 (in thousands):

Contractual Obligations	Total	< 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt, including estimated interest payments	$1,799,250	$95,750	$191,500	$934,500	$577,500
Decommissioning liabilities, undiscounted	203,221	28,092	12,979	4,439	157,711
Operating leases	80,742	24,616	30,306	16,856	8,964
Other long-term liabilities	154,676	-	75,988	22,856	55,832
Total	$2,237,889	$148,458	$310,773	$978,651	$800,007

The table above reflects only contractual obligations at December 31, 2017 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make and (v) open purchase orders.

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

Goodwill.  In assessing the recoverability of goodwill, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  We test goodwill for impairment in accordance with authoritative guidance related to goodwill and other intangibles, which requires that goodwill, as well as other intangible assets with indefinite lives, not be amortized but instead be tested annually for impairment or when changes in circumstances indicate that the carrying value may not be recoverable.  Our annual testing of goodwill is based on carrying value and our estimate of fair value as of October 1.  We estimate the fair value of each of our reporting units (which are consistent with our business segments) using various cash flow and earnings projections discounted at a rate estimated to approximate the reporting units’ weighted average cost of capital.  We then compare these fair value estimates to the carrying value of our reporting units.  If the fair value of the reporting unit exceeds the carrying amount, no impairment loss is recognized.  If the estimated fair value of the reporting unit is below the carrying value, then an impairment is recorded which represents the amount by which a reporting unit’s carrying value exceeds its fair value.  We use all available information to estimate fair values of the reporting units, including discounted cash flows.  Our estimates of the fair value of these reporting units represent our best estimates based on industry trends and reference to market transactions.  A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events.

Based on the most recent goodwill impairment test at October 1, 2017, the fair values of the Drilling Products and Services, Onshore Completion and Workover Services and Production Services segments were substantially in excess of their carrying values.  Therefore, no goodwill impairment was recorded.

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

On December 22, 2017, U.S. Tax Reform was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and the transition of U.S. international taxation from a worldwide tax system to a modified territorial system.  As a result, we recorded a provisional income tax benefit of $76.5 million during the fourth quarter of 2017.  The provisional amount related primarily to the remeasurement of certain deferred tax assets and liabilities and was based on the rates at which they are expected to reverse in the future.  Our deferred tax assets and liabilities may change with further analysis.  Any subsequent adjustments to the provisional amount will be reported as component of income tax expense (benefit) in the reporting period in which any such adjustments are determined.  See note 7 to our consolidated financial statements.

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

Off-Balance Sheet Arrangements and Hedging Activities

At December 31, 2017, we had no off-balance sheet arrangements and no hedging contracts.

Recently Adopted and Issued Accounting Guidance

See Part II, Item 8, “Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies – New Accounting Pronouncements.”

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

We do not hold derivatives for trading purposes or use derivatives with complex features.  When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations.  We do not enter into forward foreign exchange contracts for trading purposes.  At December 31, 2017, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At December 31, 2017, we had no variable rate debt outstanding.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries (“the Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, the related notes and financial statement schedule as listed in the accompanying index (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

Houston, Texas

February 22, 2018

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2017 and 2016
(in thousands, except share data)

	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$172,000	$187,591
Accounts receivable, net of allowance for doubtful accounts of $29,037 and
$29,740 at December 31, 2017 and 2016, respectively	398,056	297,164
Income taxes receivable	959	101,578
Prepaid expenses	42,128	37,288
Inventory and other current assets	134,032	130,772
Assets held for sale	13,644	27,158
Total current assets	760,819	781,551
Property, plant and equipment, net of accumulated depreciation and depletion	1,316,944	1,605,365
Goodwill	807,860	803,917
Notes receivable	60,149	56,650
Intangible and other long-term assets, net of accumulated amortization	164,453	222,772
Total assets	$3,110,225	$3,470,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,716	$94,831
Accrued expenses	221,757	218,192
Income taxes payable	-	694
Current portion of decommissioning liabilities	27,261	22,164
Liabilities held for sale	6,463	8,653
Total current liabilities	375,197	344,534

Deferred income taxes	61,058	243,611
Decommissioning liabilities	103,136	101,513
Long-term debt, net	1,279,771	1,284,600
Other long-term liabilities	158,634	192,077

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized-250,000,000, Issued and Outstanding - 153,263,097 at December 31, 2017 Authorized-250,000,000, Issued and Outstanding - 151,861,661 at December 31, 2016	153	152
Additional paid in capital	2,713,161	2,691,553
Accumulated other comprehensive loss, net	(67,427)	(80,248)
Retained deficit	(1,513,458)	(1,307,537)
Total stockholders’ equity	1,132,429	1,303,920
Total liabilities and stockholders’ equity	$3,110,225	$3,470,255

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2017, 2016 and 2015
(in thousands, except per share data)

	2017	2016	2015
Revenues:
Services	$1,594,140	$1,162,244	$2,104,942
Rentals	279,936	287,803	669,623
Total revenues	1,874,076	1,450,047	2,774,565
Costs and expenses:
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	1,284,567	975,941	1,575,653
Cost of rentals (exclusive of depreciation, depletion, amortization and accretion)	114,128	147,333	290,159
Depreciation, depletion, amortization and accretion - services	372,787	408,752	465,232
Depreciation, depletion, amortization and accretion - rentals	65,929	101,219	146,915
General and administrative expenses	295,507	346,606	510,708
Reduction in value of assets	14,155	500,405	1,738,887
Loss from operations	(272,997)	(1,030,209)	(1,952,989)

Other income (expense):
Interest expense, net	(101,455)	(92,753)	(97,318)
Other income (expense)	(3,299)	22,621	(9,476)
Loss from continuing operations before income taxes	(377,751)	(1,100,341)	(2,059,783)
Income taxes	(190,740)	(267,001)	(252,020)
Net loss from continuing operations	(187,011)	(833,340)	(1,807,763)
Loss from discontinued operations, net of income tax	(18,910)	(53,559)	(46,955)
Net loss	$(205,921)	$(886,899)	$(1,854,718)

Loss per share information:
Basic and diluted:
Net loss from continuing operations	$(1.22)	$(5.50)	$(12.02)
Loss from discontinued operations	(0.13)	(0.35)	(0.31)
Net loss	$(1.35)	$(5.85)	$(12.33)

Cash dividends declared per share	$-	$0.08	$0.32

Weighted average common shares used in computing loss per share:
Basic and diluted	152,933	151,558	150,461

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	2017	2016	2015
Net loss	$(205,921)	$(886,899)	$(1,854,718)
Change in cumulative translation adjustment, net of tax	12,821	(34,554)	(9,414)
Comprehensive loss	$(193,100)	$(921,453)	$(1,864,132)

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2017, 2016 and 2015
(in thousands, except share data)

				Accumulated
	Common		Additional	other	Retained
	stock	Common	paid-in	comprehensive	earnings
	shares	stock	capital	loss, net	(deficit)	Total

Balances, December 31, 2014	149,648,826	$150	$2,620,328	$(36,280)	$1,495,540	$4,079,738
Net loss	-	-	-	-	(1,854,718)	(1,854,718)
Foreign currency translation adjustment	-	-	-	(9,414)	-	(9,414)
Cash dividends declared ($0.32 per share)	-	-	-	-	(48,984)	(48,984)
Stock-based compensation expense,
net of forfeitures	-	-	32,661	-	-	32,661
Restricted stock forfeited	(48,374)	-	-	-	-	-
Exercise of stock options	506,029	1	8,819	-	-	8,820
Restricted stock units vested	460,400	-	-	-	-	-
Shares withheld and retired	(323,537)	-	(5,696)	-	-	(5,696)
Tax benefit from stock-based compensation	-	-	(2,174)	-	-	(2,174)
Shares issued under Employee Stock Purchase Plan	332,534	-	5,568	-	-	5,568
Shares issued to pay performance share units	224,303	-	5,011	-	-	5,011
Vesting of restricted stock assumed with
acquisition of Complete	61,319	-	-	-	-	-
Balances, December 31, 2015	150,861,500	$151	$2,664,517	$(45,694)	$(408,162)	$2,210,812

Net loss	-	-	-	-	(886,899)	(886,899)
Foreign currency translation adjustment	-	-	-	(34,554)	-	(34,554)
Cash dividends declared ($0.08 per share)	-	-	-	-	(12,476)	(12,476)
Stock-based compensation expense,
net of forfeitures	-	-	30,122	-	-	30,122
Restricted stock forfeited	(1,495)	-	-	-	-	-
Exercise of stock options	40,723	-	524	-	-	524
Restricted stock units vested	1,034,068	1	(1)	-	-	-
Shares withheld and retired	(364,122)	-	(3,669)	-	-	(3,669)
Tax effect	-	-	(5,112)	-	-	(5,112)
Shares issued under Employee Stock Purchase Plan	290,987	-	5,172	-	-	5,172
Balances, December 31, 2016	151,861,661	$152	$2,691,553	$(80,248)	$(1,307,537)	$1,303,920

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (continued)
Years Ended December 31, 2017, 2016 and 2015
(in thousands, except share data)

				Accumulated
	Common		Additional	other	Retained
	stock	Common	paid-in	comprehensive	earnings
	shares	stock	capital	loss, net	(deficit)	Total

Balances, December 31, 2016	151,861,661	$152	$2,691,553	$(80,248)	$(1,307,537)	$1,303,920
Net loss	-	-	-	-	(205,921)	(205,921)
Foreign currency translation adjustment	-	-	-	12,821	-	12,821
Stock-based compensation expense,
net of forfeitures	-	-	26,221	-	-	26,221
Exercise of stock options	5,998	-	99	-	-	99
Restricted stock units vested	1,500,605	2	(2)	-	-	-
Shares withheld and retired	(465,632)	(1)	(8,325)	-	-	(8,326)
Shares issued under Employee Stock Purchase Plan	360,465	-	3,615	-	-	3,615
Balances, December 31, 2017	153,263,097	$153	$2,713,161	$(67,427)	$(1,513,458)	$1,132,429

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net loss	$(205,921)	$(886,899)	$(1,854,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	438,716	509,971	612,147
Deferred income taxes	(182,553)	(142,520)	(288,671)
Reduction in value of assets	14,155	500,405	1,738,887
Stock based compensation expense	36,503	41,779	46,485
Other reconciling items, net	10,586	62,056	41,882
Changes in operating assets and liabilities:
Accounts receivable	(93,309)	128,086	501,269
Inventory and other current assets	(2,455)	(7,646)	33,282
Accounts payable	23,648	3,667	(105,801)
Accrued expenses	(8,458)	(73,902)	(116,573)
Income taxes	99,089	(107,643)	(30,891)
Other, net	(26,157)	33,898	55,314
Net cash provided by operating activities	103,844	61,252	632,612

Cash flows from investing activities:
Payments for capital expenditures	(164,933)	(80,548)	(358,226)
Decrease in cash held in escrow	30,600	-	-
Proceeds from sales of assets	28,269	7,515	19,260
Purchase of leased vessels	-	-	(46,442)
Other	-	(1,206)	(2,860)
Net cash used in investing activities	(106,064)	(74,239)	(388,268)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	500,000	-	14,733
Principal payments on long-term debt	(500,000)	(337,576)	(21,038)
Payment of debt issuance costs	(11,967)	(2,711)	-
Proceeds from revolving line of credit	-	325,123	7,475
Payments on revolving line of credit	-	(325,123)	(7,475)
Payment to extinguish capital lease obligation	-	-	(20,933)
Cash dividends	-	(12,111)	(48,139)
Other	(5,058)	(3,082)	6,518
Net cash used in financing activities	(17,025)	(355,480)	(68,859)
Effect of exchange rate changes on cash	3,654	(7,959)	(4,514)
Net decrease in cash and cash equivalents	(15,591)	(376,426)	170,971
Cash and cash equivalents at beginning of period	187,591	564,017	393,046
Cash and cash equivalents at end of period	$172,000	$187,591	$564,017

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2017,  2016 and 2015

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

The Company derives a large amount of revenue from a small number of major and independent oil and gas companies.  Anadarko accounted for approximately 13% and 11% of the Company’s revenues in 2017 and 2016, respectively, primarily within the Onshore Completion and Workover Services segment.  There were no customers that exceeded 10% of our total revenues in 2015.

The Company’s assets that are potentially exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables.  The financial institutions in which the Company transacts business are large, investment grade financial institutions which are “well capitalized” under applicable regulatory capital adequacy guidelines, thereby minimizing its exposure to credit risks for deposits in excess of federally insured amounts and for failure to perform as the counterparty on interest rate swap agreements.  The Company periodically evaluates the creditworthiness of financial institutions that may serve as a counterparty to its derivative instruments.

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

	December 31, 2017	December 31, 2016
Finished goods	$61,764	$49,888
Raw materials	13,727	17,948
Work-in-process	6,174	5,214
Supplies and consumables	24,923	30,029
Total	$106,588	$103,079

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

Reduction in Value of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to their fair value calculated, in part, by the estimated undiscounted future cash flows expected to be generated by the assets.  Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance.  Estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance.  The Company’s assets are grouped by subsidiary or division for the impairment testing, which represent the lowest level of identifiable cash flows.  If the asset grouping’s fair value is less than the carrying amount of those items, impairment losses are recorded in the amount by which the carrying amount of such assets exceeds the fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.  The net carrying value of assets not fully recoverable is reduced to fair value.  The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market transactions and is subject to variability.  The oil and gas industry is cyclical and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying values of these assets and, in periods of prolonged down cycles, may result in impairment charges.  See note 3 for a discussion of the reduction in value of long-lived assets recorded during 2017, 2016 and 2015.

Goodwill

The following table summarizes the activity for the Company’s goodwill (in thousands):

		Onshore
	Drilling	Completion
	Products	and Workover	Production
	and Services	Services	Services	Total

Balance, December 31, 2015	$141,282	$723,550	$275,269	$1,140,101
Reduction in value of assets	-	(140,000)	(190,500)	(330,500)
Foreign currency translation adjustment	(5,321)	-	(363)	(5,684)
Balance, December 31, 2016	135,961	583,550	84,406	803,917
Foreign currency translation adjustment	2,532	-	1,411	3,943
Balance, December 31, 2017	$138,493	$583,550	$85,817	$807,860

During the first quarter of 2017, the Company adopted the Financial Accounting Standards Board (FASB) update (ASU) 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments in the ASU eliminate Step 2 from the goodwill impairment test.  The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.

The Company performs the goodwill impairment test on an annual basis as of October 1st or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  In order to estimate the fair value of the reporting units (which is consistent with the reported business segments), the Company used a weighting of the discounted cash flow method and the public company guideline method of determining fair value of each reporting unit.  The Company weighted the discounted cash flow method 80% and the public company guideline method 20% due to differences between the Company’s reporting units and the peer companies’ size, profitability and diversity of operations.  These fair value estimates were then compared to the carrying value of the reporting units.  If the fair value of the reporting unit exceeds the carrying amount, no impairment loss is recognized.  If the estimated fair value of the reporting unit is below the carrying value, then an impairment is recorded, which represents the amount by which a reporting unit’s carrying value exceeds its fair value. The Company uses all available information to estimate fair value of the reporting units, including discounted cash flows.  A significant amount of judgment was involved in performing these evaluations since the results are based on estimated future events.  See note 3 for a discussion of the reduction in value of goodwill recorded during 2016 and 2015.  At December 31, 2017 and 2016, the Company’s accumulated reduction in value of goodwill was $1,748.2 million.

Notes Receivable

The Company’s wholly owned subsidiary, Wild Well, has decommissioning obligations related to its ownership of the Bullwinkle platform.  Notes receivable consist of a commitment from the seller of the platform towards its eventual abandonment.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totaled $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of the platform’s removal.  The Company recorded interest income related to notes receivable of $3.6 million, $3.6 million and $1.7 million during 2017,  2016 and 2015, respectively.

Intangible and Other Long-Term Assets

Intangible assets consist of the following (in thousands):

		December 31,
		2017			2016
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Balance	Amount	Amortization	Balance
Customer relationships	17 years	$165,036	$(62,930)	$102,106	$164,603	$(52,747)	$111,856
Tradenames	10 years	30,732	(17,188)	13,544	30,519	(14,123)	16,396
Non-compete agreements	3 years	4,299	(3,241)	1,058	2,790	(2,718)	72
Total		$200,067	$(83,359)	$116,708	$197,912	$(69,588)	$128,324

Amortization expense was $12.7 million, $16.2 million and $23.0 million during 2017,  2016 and 2015, respectively.  Based on the carrying values of intangible assets at December 31, 2017, amortization expense for the next five years (2018 through 2022) is estimated to be $12.6 million per year.

Intangible and other long-term assets, net included $20.5 million and $58.5 million of escrowed cash at December 31, 2017 and 2016, respectively, primarily related to the future decommissioning obligations of the Bullwinkle platform.  During 2017, $30.6 million was released from the escrow account.

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

The following table summarizes the activity for the Company’s decommissioning liabilities (in thousands):

	December 31,
	2017	2016
Decommissioning liabilities, December 31, 2016 and 2015, respectively	$123,677	$117,942
Revisions in estimated timing and cash flows	-	(2,132)
Accretion	6,837	6,959
Liability acquisitions and dispositions	(117)	908
Total decommissioning liabilities, December 31, 2017 and 2016, respectively	$130,397	$123,677

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

During 2017, 2016 and 2015, the Company incurred losses from continuing operations; therefore the impact of any incremental shares would be anti-dilutive.

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

Financial Instruments

The fair value of the Company’s financial instruments of cash equivalents, accounts receivable, accounts payable, accrued expenses and borrowings under its credit facility approximates their carrying amounts due to their short maturity or market interest rates.  The fair value of the Company’s debt was $1,347.0 million and $1,307.6 million at December 31, 2017 and 2016, respectively, and was categorized as Level 1 in the fair value hierarchy.  The fair value of these debt instruments is determined by reference to the market value of the instrument as quoted in an over-the-counter market.

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

For international subsidiaries where the functional currency is the U.S. dollar, financial statements are remeasured into U.S. dollars using the historical exchange rate for most of the long-term assets and liabilities and the balance sheet date exchange rate for most of the current assets and liabilities.  An average exchange rate is used for each period for revenues and expenses.  These transaction gains and losses, as well as any other transactions in a currency other than the functional currency, are included in other income (expense) in the consolidated statements of operations in the period in which the currency exchange rates change.  During 2017,  2016 and 2015, the Company recorded foreign currency gains/(losses) of $(2.2)  million, $23.5 million and $(9.6) million, respectively.

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

New Accounting Pronouncements

Standards adopted

In January 2017, the Financial Accounting Standards Board (FASB) issued accounting standards update (ASU) 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments eliminate Step 2 from the goodwill impairment test.  The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The amendments should be applied on a prospective basis.  The new standard is effective for the Company on January 1, 2020.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company adopted the accounting guidance as of January 1, 2017.  The newly adopted accounting principle is preferable because it reduces the cost and complexity of evaluating goodwill for impairment.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  The guidance in this update addresses several aspects of the accounting for share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The Company adopted the accounting guidance as of January 1, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory, which applies to inventory measured using first-in, first-out or average cost.  The guidance in this update states that inventory within its scope shall be measured at the lower of cost or net realizable value, and when the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings.   The Company adopted the accounting guidance as of January 1, 2017.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Standards not yet adopted

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  The guidance in this ASU applies to all entities that change the terms or conditions of a share-based payment award.  The amendments provide clarity and reduces diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to the modification of the terms and conditions of a share-based payment award.  The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The new standard is effective for the Company beginning on January 1, 2018 and should be applied prospectively to awards modified on or after the adoption date.  The Company has concluded that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.  The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments provide a more robust framework to use in determining when a set of assets and activities is a business.  The new standard is effective for the Company beginning on January 1, 2018.  The Company has concluded that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash.  The guidance in this ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The new standard is effective for the Company beginning on January 1, 2018 and should be applied on a retrospective basis. The Company has concluded that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  The guidance in this ASU requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. The new standard is effective for the Company beginning on January 1, 2018.  The Company has concluded that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the assets and liabilities arising from leases on the balance sheet.  This new ASU will require the lessee to recognize a lease liability equal to the present value of the lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases longer than 12 months.  For leases with a term of 12 month or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and liabilities and recognize the lease expense for such leases generally on a straight-line basis over the lease term.  Under the new guidance, the Company will revise its leasing policies to require most of the leases, where the Company is the lessee, to be recognized on the balance sheet as a lease and lease liability.  Further, the Company will separate leases from other contracts where the Company is either the lessor or lessee when the rights conveyed under the contracts indicate there is a lease.  The Company is evaluating the effect ASU 2016-02 will have on its consolidated financial statements.  The Company anticipates that its assets and liabilities will increase by a significant amount.   The new standard is effective for the Company beginning on January 1, 2019.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing revenue recognition guidance in GAAP.  The guidance in this ASU requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers.  The Company’s services and rental contracts are primarily short-term in nature, and therefore, the Company has concluded that the adoption of this ASU will not have a material impact on the consolidated financial statements, other than the additional disclosure requirements.  The new standard is effective for the Company beginning on January 1, 2018.

Subsequent Events

In accordance with authoritative guidance, the Company has evaluated and disclosed all material subsequent events that occurred after the balance sheet date, but before financial statements were issued.

(2) Supplemental Cash Flow Information

The following table includes the Company’s supplemental cash flow information (in thousands):

	Years ended December 31,
	2017	2016	2015
Cash paid for interest	$88,125	$93,353	$93,946

Cash paid for income taxes, net of refunds	$(117,376)	$(28,933)	$40,074

Non-cash investing activity:
Capital expenditures included in accounts payable and accrued expenses	$11,522	$4,905	$28,704

(3) Reduction in Value of Assets

During 2017, 2016 and 2015, the Company recorded $14.2 million, $500.4 million and $1,738.9 million in expense related to reduction in value of assets, respectively.  The components of reduction in value of assets are as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Reduction in value of goodwill	$-	$330,500	$1,326,701
Reduction in value of long-lived assets	14,155	143,803	330,194
Retirements of long-lived assets	-	26,102	42,545
Reduction in value of assets related to sale of a business	-	-	39,447
Total reduction in value of assets	$14,155	$500,405	$1,738,887

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

Reduction in Value of Long-Lived Assets

During 2017, the Company recorded $14.2 million in connection with the reduction in value of its long-lived assets.  The reduction in value of assets was comprised of $8.1 million related to property, plant and equipment in the Technical Solutions segment and $6.1 million related to property, plant and equipment primarily in the Onshore Completion and Workover Services segment.

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

(4) Property, Plant and Equipment

A summary of property, plant and equipment is as follows (in thousands):

	December 31,
	2017	2016
Machinery and equipment	$3,505,171	$3,513,907
Buildings, improvements and leasehold improvements	293,133	307,658
Automobiles, trucks, tractors and trailers	32,185	37,103
Furniture and fixtures	62,632	66,045
Construction-in-progress	37,236	11,048
Land	58,363	59,774
Oil and gas producing assets	64,844	64,169
Total	4,053,564	4,059,704
Accumulated depreciation and depletion	(2,736,620)	(2,454,339)
Property, plant and equipment, net	$1,316,944	$1,605,365

The Company had $73.6 million and $82.5 million of leasehold improvements at December 31, 2017 and 2016, respectively.  These leasehold improvements are depreciated over the shorter of the life of the asset or the term of the lease using the straight line method.  Depreciation expense (excluding depletion, amortization and accretion) was $419.2 million, $486.9 million and $584.1 million during 2017,  2016 and 2015, respectively.

(5) Debt

The Company’s outstanding debt is as follows (in thousands):

	December 31,
	2017	2016
	Long-term	Long-term
Senior unsecured notes due September 2024	$500,000	$-
Senior unsecured notes due December 2021	800,000	800,000
Senior unsecured notes due May 2019	-	500,000
Total debt, gross	1,300,000	1,300,000
Unamortized debt issuance costs	(20,229)	(15,400)
Total debt, net	$1,279,771	$1,284,600

Debt maturities presented as of December 31, 2017 are as follows (in thousands):

2018	$-
2019	-
2020	-
2021	800,000
2022	-
Thereafter	500,000
Total	$1,300,000

Credit Facility

At December 31, 2016, the Company had a $400.0 million credit facility which was due in February 2019.  In February 2017, the Company amended its credit facility to, among other things, reduce the size of the credit facility from $400.0 million to $300.0 million (with a $100.0 million accordion feature) and amend the financial covenants, in part to suspend the interest coverage ratio until the third quarter of 2017.  In October 2017, the Company amended and restated its revolving credit facility  to, among other things, extend its  maturity to October 2022.  The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves.  Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7 1/8% senior unsecured notes due 2021.  At December 31, 2017, the borrowing base was $273.2 million and the Company had $35.3 million of letters of credit outstanding under the revolving credit facility.  The borrowing base may increase or decrease as a result of, among other things, changes to the Company’s consolidated tangible assets.  The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.

Senior Unsecured Notes

In August 2017, the Company issued $500 million of 7 3/4% senior unsecured notes due September 2024 in a private placement conducted pursuant to Rule 144A and Regulation S under the Securities Act.  Costs associated with the issuance of these notes were $8.9 million which will be amortized over the term of the notes.  The Company used the net proceeds of the notes offering and cash on hand to redeem all of the outstanding $500 million 6 3/8% senior unsecured notes due 2019.  In connection with the redemption of the senior unsecured notes due 2019, the Company recorded $2.6 million for the write-off of unamortized debt issuance costs included in interest expense in the consolidated statement of operations.  The indenture governing the 7 3/4% senior unsecured notes due 2024 requires semi-annual interest payments on March 15th and September 15th of each year, beginning on March 15, 2018, through the maturity date of September 15, 2024.

The Company also has outstanding $800 million of 7 1/8% senior unsecured notes due 2021.  The indenture governing the 7 1/8% senior unsecured notes due 2021     requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021.

(6) Stock-Based and Long-Term Compensation

The Company is authorized to grant restricted stock units, stock options, performance share units, and other cash and stock awards under the Long-Term Incentive Program (LTIP).  The Compensation Committee determines the recipients of the equity awards, the type of awards made, the required performance measures, and the timing and duration of each grant.  At December 31, 2017,  7,350,000 shares of the Company’s common stock were available for future grants under the plan.

Total stock-based compensation expense and the associated tax benefits are as follows (in thousands):

Compensation Expense	Years ended December 31,
	2017	2016	2015
Stock options	$4,289	$4,870	$3,663
Restricted stock	-	382	9,219
Restricted stock units	21,899	24,762	19,699
Performance share units	9,740	10,167	12,991
Total	$35,928	$40,181	$45,572

Tax Benefit	Years ended December 31,
	2017	2016	2015
Stock options	$995	$1,802	$1,355
Restricted stock	-	141	3,411
Restricted stock units	5,081	9,162	7,289
Total	$6,076	$11,105	$12,055

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

The weighted average fair values of stock options granted and the assumptions used in estimating those fair values are as follows:

	Years ended December 31,
	2017	2016	2015
Weighted average fair value of stock options granted	$8.36	$3.61	$6.25

Black-Scholes-Merton Assumptions:
Risk free interest rate	1.96%	1.46%	1.33%
Expected life (years)	6	5	5
Volatility	48.22%	55.72%	47.07%
Dividend yield	-	3.28	1.30

The following table summarizes stock option activity for 2017:

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	6,010,834	$19.23	6.0	$14,145
Granted	351,551	$18.03
Exercised	(5,998)	$16.56
Expired	(217,734)	$30.79
Outstanding as of December 31, 2017	6,138,653	$18.75	5.4	$-
Exercisable as of December 31, 2017	4,389,720	$21.37	4.3	$-
Options expected to vest as of December 31, 2017	1,748,933	$12.18	8.1	$-

The total intrinsic value of stock options exercised during 2017, 2016 and 2015 was $0, $0.3 million and $2.3 million, respectively.  The Company received $0.1 million, $0.5 million and $8.8 million during 2017, 2016 and 2015, respectively, from employee stock option exercises.  The Company has reported tax benefits of $0,  $0.1 million and $0.9 million from the exercise of stock options for 2017, 2016 and 2015, respectively.

The following table summarizes non-vested stock option activity for 2017:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2016	2,339,593	$11.97
Granted	351,551	$18.03
Vested	(942,211)	$13.85
Non-vested as of December 31, 2017	1,748,933	$12.18

At December 31, 2017, the unrecognized compensation expense related to non-vested stock options was $4.3 million.  The Company expects to recognize $3.2 million and $1.1  million of compensation expense associated with these options during 2018 and 2019, respectively.

Restricted Stock Units

Restricted stock unit awards (RSUs) vest in equal annual installments over three years.  On the vesting date, each RSU is converted to one share of the Company’s common stock having an aggregate value determined by the Company’s closing stock price on the vesting date.  Holders of RSUs are not entitled to any rights of a stockholder, such as the right to vote shares.

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

The following table summarizes RSU activity for 2017:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2016	3,686,292	$14.10
Granted	1,352,799	$17.37
Vested	(1,501,342)	$15.51
Forfeited	(345,749)	$13.67
Non-vested as of December 31, 2017	3,192,000	$14.87

At December 31, 2017, there was $21.2 million of unrecognized compensation expense related to unvested RSUs.  The Company expects to recognize $13.8 million, $7.1 million, and $0.3  million associated with unvested RSUs for 2018, 2019, and 2020, respectively.

Performance Share Units

The Company has issued performance share units (PSUs) to its employees as part of the Company’s long-term incentive program.  There is a three-year performance period associated with each PSU grant.  The two performance measures applicable to all participants are the Company’s return on invested capital and total stockholder return relative to those of the Company’s pre-defined “peer group.”  If the participant has met specified continued service requirements, the PSUs will settle in cash or a combination of cash and up to 50% of equivalent value in the Company’s common stock, at the discretion of the Compensation Committee of the Board of Directors.  At December 31, 2017, there were 344,177 PSUs outstanding (129,606,  116,324 and 98,247 related to performance periods ending December 31, 2017, 2018 and 2019, respectively).  The Company has recorded both current and long-term liabilities for this liability-based compensation award.

Employee Stock Purchase Plan (ESPP)

Eligible employees are allowed to purchase shares of the Company’s common stock at a discount during six-month offering periods beginning on January 1st and July 1st of each year and ending on June 30 and December 31 of each year, respectively.

The following table summarizes ESPP activity (in thousands except shares):

	Years ended December 31,
	2017	2016	2015
Cash received for shares issued	$3,074	$3,681	$4,803
Compensation expense	$542	$1,492	$835
Shares issued	360,465	290,987	332,467

401(k)/Profit Sharing Plan

The Company maintains a defined contribution profit sharing plan for employees who have satisfied minimum service requirements.  Employees may contribute up to 75% of their eligible earnings to the plan subject to the contribution limitations imposed by the Internal Revenue Service.  The Company provides a nondiscretionary match of 100% of an employee’s contributions to the plan, up to 4% of the employee’s salary.  The Company made contributions of $8.4 million, $8.7 million and $13.9 million 2017, 2016 and 2015, respectively.

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

The following table summarizes deferred compensation balances (in thousands):

		December 31,
	Balance sheet location	2017	2016
Deferred compensation assets	Intangible and other long-term assets, net	$14,187	$12,360
Deferred compensation liabilities, short-term	Accounts payable	$1,253	$1,115
Deferred compensation liabilities, long-term	Other long-term liabilities	$21,085	$18,489

Supplemental Executive Retirement Plan

The Company has a supplemental executive retirement plan (SERP).  The SERP provides retirement benefits to the Company’s executive officers and certain other designated key employees.  The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant.  Under the SERP, the Company will generally make annual contributions to a retirement account based on age and years of service.  The participants in the plan receive contributions ranging from 5% to 35% of salary and annual cash bonus, which totaled $0.9  million, $2.2 million and $1.2 million during 2017,  2016 and 2015, respectively.  During 2017, 2016 and 2015, the Company paid $0,  $1.4 million and $3.7 million, respectively, to eligible participants in the SERP.

(7) Income Taxes

The components of loss from continuing operations before income taxes are as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Domestic	$(336,095)	$(1,097,109)	$(2,069,019)
Foreign	(41,656)	(3,232)	9,236
	$(377,751)	$(1,100,341)	$(2,059,783)

The components of income tax benefit (provision) are as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Current:
Federal	$-	$(101,578)	$(952)
State	(750)	(159)	2,818
Foreign	9,137	19,156	19,227
	8,387	(82,581)	21,093
Deferred:
Federal	(201,768)	(179,721)	(249,193)
State	6,109	(9,348)	(10,034)
Foreign	(3,468)	4,649	(13,886)
	(199,127)	(184,420)	(273,113)
	$(190,740)	$(267,001)	$(252,020)

A reconciliation of the U.S. statutory federal tax rate of 35% to the consolidated effective tax rate is as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Computed expected tax benefit	$(132,213)	$(385,119)	$(720,923)
Increase (decrease) resulting from
State and foreign income taxes	16,437	(8,038)	(6,353)
Reduction in value of assets	-	115,725	464,395
U.S. Tax Reform	(76,529)	-	-
Other	1,565	10,431	10,861
Income tax benefit	$(190,740)	$(267,001)	$(252,020)

On December 22, 2017, U.S. Tax Reform was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and the transition of U.S. international taxation from a worldwide tax system to a modified territorial system.  As a result, we recorded a provisional income tax benefit of $76.5 million during the fourth quarter of 2017.  The provisional amount related primarily to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future.  Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities.  Any subsequent adjustments to the provisional amount will be reported as component of income tax expense (benefit) in the reporting period in which any such adjustments are determined.

The tax effects of temporary differences that give rise to significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$5,717	$9,172
Operating loss and tax credit carryforwards	118,687	85,383
Compensation and employee benefits	38,261	59,351
Decommissioning liabilities	26,875	40,994
Other	28,807	51,069
	218,347	245,969
Valuation allowance	(8,722)	(6,722)
Net deferred tax assets	209,625	239,247

Deferred tax liabilities:
Property, plant and equipment	177,231	352,683
Notes receivable	12,977	14,796
Goodwill and other intangible assets	64,746	98,868
Other	15,729	16,511
Deferred tax liabilities	270,683	482,858
Net deferred tax liability	$61,058	$243,611

At December 31, 2017, the Company had $135.5 million in U.S. net operating loss carryforwards, which are available to reduce future taxable income.  The expiration date for utilization of the U.S. loss carryforwards is 2037.  At December 31, 2017, the Company also had various state net operating loss carryforwards with expiration dates from 2018 to 2037.    A net deferred tax asset of $24.5 million reflects the expected future tax benefit for the state loss carryforwards.  At December 31, 2017, the Company also had a U.S. foreign tax credit carryforward of $55.9 million with expiration dates from 2021 to 2027.

The net deferred tax assets reflect management’s estimate of the amount that will be realized from future profitability and the reversal of taxable temporary differences that can be predicted with reasonable certainty.  A valuation allowance has been recognized on a portion of the state net operating loss carryforward deferred tax asset.  After considering all available evidence at December 31, 2017, the Company determined that it was more likely than not that a portion of the carryforward would not be realized.  Accordingly, the Company increased deferred income tax expense by an additional $2.0 million of the valuation allowance.

The Company has not provided income tax expense on earnings of its foreign subsidiaries, since the Company has reinvested or expects to reinvest undistributed earnings outside the U.S. indefinitely.  At December 31, 2017, the Company’s foreign subsidiaries had an overall accumulated deficit in earnings.  The Company does not intend to repatriate the earnings of its profitable foreign subsidiaries.  The Company has not provided U.S. income taxes for such earnings, except to the extent that such earnings were previously subject to U.S. income taxes.  These earnings could become subject to U.S. income tax if repatriated.  It is not practicable to estimate the amount of taxes that might be payable on such undistributed earnings.

The U.S. Tax Reform imposes a tax on post-1986 earnings of non-U.S. affiliates that have not been repatriated for purposes of US federal income tax, with those earnings taxed at rates of 15.5% for earnings reflected by cash and cash equivalent items and 8% for other assets. The cash tax effects of this deemed repatriation can be remitted in installments over an eight-year period. We estimate the impact of this tax will not be material to our financial position.

The Company files income tax returns in the U.S., including federal and various state filings, and certain foreign jurisdictions.  The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction.  The Company remains subject to U.S. federal tax examinations for years after 2012.

The Company had unrecognized tax benefits of $30.7 million, $29.9 million and $29.7 million as of December 31, 2017,  2016 and 2015, respectively, all of which would impact the Company’s effective tax rate if recognized.

The activity in unrecognized tax benefits is as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Unrecognized tax benefits,
December 31, 2016, 2015 and 2014, respectively	$29,956	$29,715	$30,344
Additions based on tax positions related to prior years	5,576	6,874	6,752
Reductions based on tax positions related to prior years	(4,671)	(3,582)	-
Reductions as a result of a lapse of the applicable statute of limitations	(205)	(3,051)	-
Reductions relating to settlements with taxing authorities	-	-	(7,381)
Unrecognized tax benefits,
December 31, 2017, 2016 and 2015, respectively	$30,656	$29,956	$29,715

The Company recorded $2.2  million, $2.5 million and $1.0 million of interest and penalties for 2017, 2016 and 2015, respectively, classified as a component of income tax expense in the consolidated statements of operations.  The amounts in the table above include cumulative accrued interest and penalties of $9.7  million, $7.4 million and $4.6 million at December 31, 2017, 2016 and 2015, respectively, which are included in other non-current liabilities on the consolidated balance sheets.

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

Effective as of the fourth quarter of 2017, the Company’s management changed the measurement used to evaluate the performance of its reportable segments from income or loss from operations including allocated corporate expenses to income or loss from operations excluding allocated corporate expenses.  The segment measure is calculated as follows: segment revenues less segment operating expenses, depreciation, depletion, amortization and accretion expense and reduction in value of assets.  The Company uses this segment measure to evaluate its reportable segments because it is the measure that is most consistent with how the Company organizes and manages its business operations.  Corporate and other costs primarily include expenses related to support functions, salaries and benefits for corporate employees and stock-based compensation expense.

Summarized financial information for the Company’s segments is as follows (in thousands):

2017
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$293,690	$935,183	$372,781	$272,422	$-	$1,874,076
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	128,381	791,581	303,256	175,477	-	1,398,695
Depreciation, depletion, amortization and accretion	131,394	193,098	78,999	29,506	5,719	438,716
General and administrative expenses	51,265	44,766	48,655	51,679	99,142	295,507
Reduction in value of assets	1,356	4,684	-	8,115	-	14,155
Income/(loss) from operations	(18,706)	(98,946)	(58,129)	7,645	(104,861)	(272,997)
Interest income (expense), net	-	-	-	3,567	(105,022)	(101,455)
Other expense	-	-	-	-	(3,299)	(3,299)
Income/(loss) from continuing operations
before income taxes	$(18,706)	$(98,946)	$(58,129)	$11,212	$(213,182)	$(377,751)

2016

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$293,543	$523,965	$348,363	$284,176	$-	$1,450,047
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	136,719	515,784	276,223	194,548	-	1,123,274
Depreciation, depletion, amortization and accretion	159,937	207,038	93,878	42,393	6,725	509,971
General and administrative expenses	64,182	48,837	49,687	65,299	118,601	346,606
Reduction in value of assets	48,903	190,835	235,067	25,600	-	500,405
Loss from operations	(116,198)	(438,529)	(306,492)	(43,664)	(125,326)	(1,030,209)
Interest income (expense), net	-	-	(1,343)	3,553	(94,963)	(92,753)
Other income	-	-	-	-	22,621	22,621
Loss from continuing operations
before income taxes	$(116,198)	$(438,529)	$(307,835)	$(40,111)	$(197,668)	$(1,100,341)

2015

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$547,530	$934,274	$795,215	$497,546	$-	$2,774,565
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	178,629	773,119	612,578	301,486	-	1,865,812
Depreciation, depletion, amortization
and accretion	186,047	223,626	135,310	61,013	6,151	612,147
General and administrative expenses	95,512	78,930	109,959	98,894	127,413	510,708
Reduction in value of assets	40,237	783,229	790,517	124,904	-	1,738,887
Income (loss) from operations	47,105	(924,630)	(853,149)	(88,751)	(133,564)	(1,952,989)
Interest income (expense), net	-	-	(2,013)	1,707	(97,012)	(97,318)
Other expense	-	-	-	-	(9,476)	(9,476)
Income (loss) from continuing operations
before income taxes	$47,105	$(924,630)	$(855,162)	$(87,044)	$(240,052)	$(2,059,783)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
December 31, 2017	$662,968	$1,501,214	$512,256	$377,549	$56,238	$3,110,225
December 31, 2016	$824,287	$1,534,008	$598,167	$439,521	$74,272	$3,470,255
December 31, 2015	$1,144,201	$1,913,408	$1,029,902	$789,957	$36,776	$4,914,244

Capital Expenditures
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
December 31, 2017	$27,219	$115,415	$7,860	$13,296	$1,143	$164,933
December 31, 2016	$35,413	$20,094	$20,848	$3,829	$364	$80,548
December 31, 2015	$123,075	$102,061	$76,597	$52,733	$3,760	$358,226

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

Revenues
	Years ended December 31,
	2017	2016	2015
United States	$1,566,260	$1,080,513	$2,185,071
Other countries	307,816	369,534	589,494
Total	$1,874,076	$1,450,047	$2,774,565

Long-Lived Assets
	December 31,
	2017	2016
United States	$1,064,823	$1,288,077
Other countries	252,121	317,288
Total	$1,316,944	$1,605,365

 (9) Commitments and Contingencies

The Company leases most of its office, service and assembly facilities under operating leases.  In addition, the Company also leases certain assets used in providing services under operating leases.  The leases expire at various dates over an extended period of time.  Total rent expense was $15.3 million, $24.1 million and $29.6 million during 2017,  2016 and 2015, respectively.  Future minimum lease payments under non-cancelable leases for the five years ending December 31, 2018 through 2022  and thereafter are as follows:  $24.6 million, $18.5 million, $11.8 million, $9.4 million and $16.4 million, respectively.

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

(10) Fair Value Measurements

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$370	$13,817	$-	$14,187
Accounts payable
Non-qualified deferred compensation liabilities	$-	$1,253	$-	$1,253
Other long-term liabilities
Non-qualified deferred compensation liabilities	$-	$21,085	$-	$21,085

	Fair Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$368	$11,992	$-	$12,360
Interest rate swaps	$-	$8,579	$-	$8,579
Accounts payable
Non-qualified deferred compensation liabilities	$-	$1,115	$-	$1,115
Other long-term liabilities
Non-qualified deferred compensation liabilities	$-	$18,489	$-	$18,489

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

The following table reflects the fair value measurements used in testing the impairment of long-lived assets and goodwill (in thousands):

	Year ended December 31, 2016
	Impairment	Fair Value
Goodwill	$330,500	$668,864
Intangible assets	$68,865	$-
Property, plant and equipment, net	$74,938	$294,457

Fair value is measured as of the impairment date using Level 3 inputs.  See note 3 for discussion of reduction in value of assets recorded during 2016.

(11) Derivative Financial Instruments

The Company had three interest rate swaps for notional amounts of $100 million each, related to its 7 1/8% senior unsecured notes maturing in December 2021.  In January 2017, the Company sold these interest rate swaps to the counterparties for a net amount of $0.8 million.  The remaining balance of the derivative asset is being amortized to interest expense over the remaining term of the related notes.  For the year ended December 31, 2017, $2.0 million of expense related to the amortization of the remaining derivative asset was recorded.

The location and effect of the derivative instrument on the consolidated statements of operations presented on a pre-tax basis is as follows (in thousands):

		Years ended December 31,
Effect of derivative asset	Location of (gain) loss recognized	2016	2015
Interest rate swap	Interest expense, net	$2,306	$(1,932)
Hedged item - debt	Interest expense, net	(3,980)	(790)
		$(1,674)	$(2,722)

During 2016 and 2015 $1.7  million and $2.7 million of interest income, respectively, was related to the ineffectiveness associated with these fair value hedges.  Hedge ineffectiveness represents the difference between the changes in fair value of the derivative instruments and the changes in fair value of the fixed rate debt attributable to changes in the benchmark interest rate.

(12) Discontinued Operations

At December 31, 2017, the assets of the subsea construction business were being actively marketed and the Company’s management was committed to selling the remaining assets, which were classified as held for sale and were included in the Technical Solutions segment.

The following table summarizes the components of loss from discontinued operations, net of tax (in thousands) included in the consolidated statements of operations:

	Years ended December 31,
	2017	2016	2015
Revenues	$-	$-	$18,723

Loss from discontinued operations, net of tax expense/(benefit) of $0, $1,908 and ($5,626), respectively	$(18,910)	$(53,559)	$(46,955)

During 2017, 2016 and 2015, loss from discontinued operations included $10.9 million, $33.0 million and $25.8 million, respectively, for the reduction in value of marine vessels and equipment in the subsea construction business.

The following summarizes the assets and liabilities related to the businesses reported as discontinued operations (in thousands):

	December 31,
	2017	2016
Current assets	$3,144	$158
Property, plant and equipment, net	10,500	27,000
Total assets	$13,644	$27,158
Current liabilities	$6,463	$8,653

(13) Supplemental Guarantor Information

SESI, L.L.C. (the Issuer), a 100% owned subsidiary of Superior Energy Services, Inc. (Parent), has $500 million of 7 3/4% senior unsecured notes due 2024. The Parent, along with certain of its 100% owned domestic subsidiaries, fully and unconditionally guaranteed the senior unsecured notes, and such guarantees are joint and several.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
December 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$126,533	$440	$45,027	$-	$172,000
Accounts receivable, net	-	-	332,402	70,889	(5,235)	398,056
Income taxes receivable	-	-	(221)	1,180	-	959
Intercompany accounts receivable	-	6,460	58,375	5,865	(70,700)	-
Other current assets	-	11,895	129,970	34,295	-	176,160
Assets held for sale	-	-	-	13,644	-	13,644
Total current assets	-	144,888	520,966	170,900	(75,935)	760,819

Property, plant and equipment, net	-	12,055	1,093,446	211,443	-	1,316,944
Goodwill	-	-	657,099	150,761	-	807,860
Notes receivable	-	-	60,149	-	-	60,149
Long-term intercompany accounts receivable	2,221,697	-	2,032,056	177,842	(4,431,595)	-
Equity investments of consolidated subsidiaries	(1,088,736)	4,481,702	6,590	-	(3,399,556)	-
Intangible and other long-term assets, net	-	22,118	134,115	8,220	-	164,453
Total assets	$1,132,961	$4,660,763	$4,504,421	$719,166	$(7,907,086)	$3,110,225

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$-	$14,339	$89,714	$20,898	$(5,235)	$119,716
Accrued expenses	532	116,767	80,825	23,633	-	221,757
Intercompany accounts payable	-	724	7,918	62,058	(70,700)	-
Current portion of decommissioning liabilities	-	-	25,670	1,591	-	27,261
Liabilities held for sale	-	-	-	6,463	-	6,463
Total current liabilities	532	131,830	204,127	114,643	(75,935)	375,197

Deferred income taxes	-	(147,116)	205,386	2,788	-	61,058
Decommissioning liabilities	-	-	101,293	1,843	-	103,136
Long-term debt, net	-	1,279,771	-	-	-	1,279,771
Long-term intercompany accounts payable	-	4,431,595	-	-	(4,431,595)	-
Other long-term liabilities	-	53,419	79,061	26,154	-	158,634
Total stockholders' equity (deficit)	1,132,429	(1,088,736)	3,914,554	573,738	(3,399,556)	1,132,429
Total liabilities and stockholders' equity	$1,132,961	$4,660,763	$4,504,421	$719,166	$(7,907,086)	$3,110,225

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
December 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$127,445	$942	$59,204	$-	$187,591
Accounts receivable, net	-	-	231,358	65,806	-	297,164
Intercompany accounts receivable	-	305	49,656	2,470	(52,431)	-
Income taxes receivable	-	101,578	-	-	-	101,578
Other current assets	-	12,189	120,382	35,489	-	168,060
Assets held for sale	-	-	-	27,158	-	27,158
Total current assets	-	241,517	402,338	190,127	(52,431)	781,551

Property, plant and equipment, net	-	15,211	1,339,626	250,528	-	1,605,365
Goodwill	-	-	657,099	146,818	-	803,917
Notes receivable	-	-	56,650	-	-	56,650
Long-term intercompany accounts receivable	2,200,534	-	2,041,461	177,478	(4,419,473)	-
Intercompany notes receivable	-	2,225	-	-	(2,225)	-
Equity investments of consolidated subsidiaries	(895,682)	4,545,230	7,600	-	(3,657,148)	-
Intangible and other long-term assets, net	-	30,337	175,675	16,760	-	222,772
Total assets	$1,304,852	$4,834,520	$4,680,449	$781,711	$(8,131,277)	$3,470,255

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$-	$5,250	$72,684	$16,897	$-	$94,831
Accrued expenses	932	89,451	97,858	29,951	-	218,192
Income taxes payable	-	778	-	(84)	-	694
Intercompany accounts payable	-	189	3,956	48,286	(52,431)	-
Current portion of decommissioning liabilities	-	-	20,670	1,494	-	22,164
Liabilities held for sale	-	-	-	8,653	-	8,653
Total current liabilities	932	95,668	195,168	105,197	(52,431)	344,534

Deferred income taxes	-	(139,835)	377,928	5,518	-	243,611
Decommissioning liabilities	-	-	99,669	1,844	-	101,513
Long-term debt, net	-	1,284,600	-	-	-	1,284,600
Long-term intercompany accounts payable	-	4,419,473	-	-	(4,419,473)	-
Intercompany notes payable	-	-	-	2,225	(2,225)	-
Other long-term liabilities	-	70,296	85,967	35,814	-	192,077
Total stockholders' equity (deficit)	1,303,920	(895,682)	3,921,717	631,113	(3,657,148)	1,303,920
Total liabilities and stockholders' equity	$1,304,852	$4,834,520	$4,680,449	$781,711	$(8,131,277)	$3,470,255

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Year Ended December 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$1,655,114	$234,663	$(15,701)	$1,874,076
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(4,123)	1,242,486	176,033	(15,701)	1,398,695
Depreciation, depletion, amortization and
accretion	-	4,149	383,713	50,854	-	438,716
General and administrative expenses	-	86,840	152,076	56,591	-	295,507
Reduction in value of assets	-	-	6,038	8,117	-	14,155
Loss from operations	-	(86,866)	(129,199)	(56,932)	-	(272,997)

Other income (expense):
Interest expense, net	-	(105,585)	4,451	(321)	-	(101,455)
Other income (expense)	-	(1,350)	202	(2,151)	-	(3,299)
Equity in losses of consolidated subsidiaries	(205,921)	(76,394)	(964)	-	283,279	-
Loss from continuing operations before
income taxes	(205,921)	(270,195)	(125,510)	(59,404)	283,279	(377,751)
Income taxes	-	(64,274)	(118,347)	(8,119)	-	(190,740)
Net income (loss) from continuing operations	(205,921)	(205,921)	(7,163)	(51,285)	283,279	(187,011)
Loss from discontinued operations, net of income tax	-	-	-	(18,910)	-	(18,910)
Net loss	$(205,921)	$(205,921)	$(7,163)	$(70,195)	$283,279	$(205,921)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Year Ended December 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net loss	$(205,921)	$(205,921)	$(7,163)	$(70,195)	$283,279	$(205,921)
Change in cumulative translation adjustment	12,821	12,821	-	12,821	(25,642)	12,821
Comprehensive loss	$(193,100)	$(193,100)	$(7,163)	$(57,374)	$257,637	$(193,100)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Year Ended December 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$1,193,233	$281,310	$(24,496)	$1,450,047
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	6,582	944,349	196,839	(24,496)	1,123,274
Depreciation, depletion, amortization and
accretion	-	4,592	452,180	53,199	-	509,971
General and administrative expenses	-	117,781	176,430	52,395	-	346,606
Reduction in value of assets	-	-	486,976	13,429	-	500,405
Loss from operations	-	(128,955)	(866,702)	(34,552)	-	(1,030,209)

Other income (expense):
Interest expense, net	-	(95,040)	3,425	(1,138)	-	(92,753)
Other income (expense)	-	(4,345)	196	26,770	-	22,621
Equity in losses of consolidated subsidiaries	(886,899)	(738,047)	(643)	-	1,625,589	-
Loss from continuing operations before income taxes	(886,899)	(966,387)	(863,724)	(8,920)	1,625,589	(1,100,341)
Income taxes	-	(79,488)	(189,850)	2,337	-	(267,001)
Net loss from continuing operations	(886,899)	(886,899)	(673,874)	(11,257)	1,625,589	(833,340)
Loss from discontinued operations, net of income tax	-	-	-	(53,559)	-	(53,559)
Net loss	$(886,899)	$(886,899)	$(673,874)	$(64,816)	$1,625,589	$(886,899)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Year Ended December 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(886,899)	$(886,899)	$(673,874)	$(64,816)	$1,625,589	$(886,899)
Change in cumulative translation adjustment	(34,554)	(34,554)	-	(34,554)	69,108	(34,554)
Comprehensive loss	$(921,453)	$(921,453)	$(673,874)	$(99,370)	$1,694,697	$(921,453)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Year ended December 31, 2015
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$2,360,358	$526,459	$(112,252)	$2,774,565
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	14,397	1,602,996	359,905	(111,486)	1,865,812
Depreciation, depletion, amortization and
accretion	-	5,102	550,384	56,661	-	612,147
General and administrative expenses	873	129,315	302,274	79,012	(766)	510,708
Reduction in value of assets	-	-	1,684,846	54,041	-	1,738,887
Loss from operations	(873)	(148,814)	(1,780,142)	(23,160)	-	(1,952,989)

Other income (expense):
Interest expense, net	-	(95,869)	1,359	(2,808)	-	(97,318)
Other income (expense)	-	(93)	220	(9,603)	-	(9,476)
Equity in losses of consolidated subsidiaries	(1,853,845)	(1,695,207)	(48,456)	-	3,597,508	-
Loss from continuing operations before	(1,854,718)	(1,939,983)	(1,827,019)	(35,571)	3,597,508	(2,059,783)
Income taxes	-	(86,138)	(167,413)	1,531	-	(252,020)
Net loss from continuing operations	(1,854,718)	(1,853,845)	(1,659,606)	(37,102)	3,597,508	(1,807,763)
Loss from discontinued operations, net of income tax	-	-	(7,523)	(39,432)	-	(46,955)
Net loss	$(1,854,718)	$(1,853,845)	$(1,667,129)	$(76,534)	$3,597,508	$(1,854,718)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Year ended December 31, 2015
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(1,854,718)	$(1,853,845)	$(1,667,129)	$(76,534)	$3,597,508	$(1,854,718)
Change in cumulative translation adjustment	(9,414)	(9,414)	4,682	(10,862)	15,594	(9,414)
Comprehensive loss	$(1,864,132)	$(1,863,259)	$(1,662,447)	$(87,396)	$3,613,102	$(1,864,132)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$26,221	$3,369	$89,503	$(15,249)	$-	$103,844

Cash flows from investing activities:
Payments for capital expenditures	-	(1,041)	(148,738)	(15,154)	-	(164,933)
Proceeds from sales of assets	-	-	23,485	4,784	-	28,269
Decrease in cash held in escrow	-	-	30,600	-	-	30,600
Net cash used in investing activities	-	(1,041)	(94,653)	(10,370)	-	(106,064)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	500,000	-	-	-	500,000
Principal payments on long-term debt	-	(500,000)	-	-	-	(500,000)
Payment of debt issuance costs	-	(11,967)	-	-	-	(11,967)
Changes in notes with affiliated companies, net	(21,163)	8,727	4,648	7,788	-	-
Other	(5,058)	-	-	-	-	(5,058)
Net cash provided by (used in) financing activities	(26,221)	(3,240)	4,648	7,788	-	(17,025)
Effect of exchange rate changes on cash	-	-	-	3,654	-	3,654
Net decrease in cash and cash equivalents	-	(912)	(502)	(14,177)	-	(15,591)

Cash and cash equivalents at beginning of period	-	127,445	942	59,204	-	187,591
Cash and cash equivalents at end of period	$-	$126,533	$440	$45,027	$-	$172,000

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$29,149	$(139,666)	$248,625	$(1,089)	$(75,767)	$61,252

Cash flows from investing activities:
Payments for capital expenditures	-	(405)	(64,478)	(15,665)	-	(80,548)
Other	-	-	6,309	-	-	6,309
Net cash used in investing activities	-	(405)	(58,169)	(15,665)	-	(74,239)

Cash flows from financing activities:
Proceeds from revolving credit facility	-	325,123	-	-	-	325,123
Payments on revolving credit facility	-	(325,123)	-	-	-	(325,123)
Payments on long-term debt	-	(325,000)	-	(12,576)	-	(337,576)
Payment of debt issuance costs	-	(2,711)	-	-	-	(2,711)
Intercompany dividends	-	-	(73,017)	(2,750)	75,767	-
Changes in notes with affiliated companies, net	(13,956)	185,950	(127,595)	(44,399)	-	-
Dividends paid	(12,111)	-	-	-	-	(12,111)
Other	(3,082)	-	-	-	-	(3,082)
Net cash used in financing activities	(29,149)	(141,761)	(200,612)	(59,725)	75,767	(355,480)
Effect of exchange rate changes on cash	-	-	-	(7,959)	-	(7,959)
Net decrease in cash and cash equivalents	-	(281,832)	(10,156)	(84,438)	-	(376,426)

Cash and cash equivalents at beginning of period	-	409,277	11,098	143,642	-	564,017
Cash and cash equivalents at end of period	$-	$127,445	$942	$59,204	$-	$187,591

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2015
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$36,290	$(279,888)	$787,065	$93,563	$(4,418)	$632,612

Cash flows from investing activities:
Payments for capital expenditures	-	(4,319)	(300,910)	(52,997)	-	(358,226)
Purchase of leased vessels	-	-	-	(46,442)	-	(46,442)
Other	-	1,480	19,023	(4,103)	-	16,400
Net cash used in investing activities	-	(2,839)	(281,887)	(103,542)	-	(388,268)

Cash flows from financing activities:
Proceeds from revolving credit facility	-	7,475	-	-	-	7,475
Payments on revolving credit facility	-	(7,475)	-	-	-	(7,475)
Proceeds from long-term debt	-	-	-	14,733	-	14,733
Payments on long-term debt	-	(20,000)	-	(1,038)	-	(21,038)
Payment to extinguish capital lease obligation	-	-	-	(20,933)	-	(20,933)
Intercompany dividends	-	-	-	(4,418)	4,418	-
Changes in notes with affiliated companies, net	5,331	514,048	(507,235)	(12,144)	-	-
Dividends paid	(48,139)	-	-	-	-	(48,139)
Other	6,518	-	-	-	-	6,518
Net cash provided by (used in) financing activities	(36,290)	494,048	(507,235)	(23,800)	4,418	(68,859)
Effect of exchange rate changes on cash	-	-	-	(4,514)	-	(4,514)
Net increase (decrease) in cash and cash equivalents	-	211,321	(2,057)	(38,293)	-	170,971

Cash and cash equivalents at beginning of period	-	197,956	13,155	181,935	-	393,046
Cash and cash equivalents at end of period	$-	$409,277	$11,098	$143,642	$-	$564,017

(14) Interim Financial Information (Unaudited)

The following is a summary of consolidated interim financial information (in thousands):

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$400,936	$470,068	$506,029	$497,043
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	321,986	351,802	368,279	356,628
Depreciation, depletion, amortization and accretion	114,281	108,119	108,751	107,565
Reduction in value of assets	-	-	9,953	4,202
Income (loss) from continuing operations	(89,661)	(62,039)	(57,189)	21,878
Loss from discontinued operations, net of tax	(1,998)	(1,767)	(1,860)	(13,285)
Net income (loss)	$(91,659)	$(63,806)	$(59,049)	$8,593

Income (loss) per share from continuing operations:
Basic	$(0.59)	$(0.41)	$(0.37)	$0.14
Diluted	(0.59)	(0.41)	(0.37)	0.14
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.08)
Diluted	(0.01)	(0.01)	(0.02)	(0.08)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$413,133	$356,271	$326,225	$354,418
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	285,339	258,635	258,168	321,132
Depreciation, depletion, amortization and accretion	136,672	132,037	123,308	117,954
Reduction in value of assets	2,198	460,283	1,963	35,961
Loss from continuing operations	(84,536)	(468,632)	(113,913)	(166,259)
Loss from discontinued operations, net of tax	(2,267)	(2,225)	(4,085)	(44,982)
Net loss	$(86,803)	$(470,857)	$(117,998)	$(211,241)

Loss per share from continuing operations:
Basic and diluted	$(0.56)	$(3.09)	$(0.75)	$(1.10)
Loss per share from discontinued operations:
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.30)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (SEC).  In addition, the disclosure controls and procedures ensure that information required to be disclosed, accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), allow timely decisions regarding required disclosure.  An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2017 were effective to provide reasonable assurance that information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosures.  Management’s report and the independent registered public accounting firm’s attestation report are included herein under the captions “Management’s Annual Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.

There has been no change in our internal control over financial reporting during the three months ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, and for performing an assessment of the effectiveness of internal control over our financial reporting as of December 31, 2017.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our management, including our CEO and CFO, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, our management determined that as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Our internal control over financial reporting as of December 31, 2017 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Superior Energy Services, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Superior Energy Services, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, the related notes and financial statement schedule as listed in the accompanying index (collectively, the “consolidated financial statements”), and our report February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Houston,  Texas

February 22, 2018

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included in “Executive Officers of Registrant” in Part I of this Annual Report on Form 10-K, and is incorporated herein by reference.  Information relating to Our Shared Core Values at Work (Code of Conduct) that applies to all of our directors, officers and employees, including our senior financial officers, is included in Part I, Item 1 of this Annual Report on Form 10-K, and is incorporated herein by reference.  Other information required by this item will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

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

The following financial statements are included in Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm - Audit of Financial Statements

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm - Audit of Internal Control over Financial Reporting

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2017, 2016 and 2014

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

4.2

Indenture, dated December 6, 2011, among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 12, 2011 (File No. 001-34037)), as amended by Supplemental Indenture, dated February 29, 2012, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed March 1, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated May 7, 2012, by and among SESI, L.L.C. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed May 8, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated August 29, 2014, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed September 2, 2014 (File No. 001-34037)), as further amended by Supplemental Indenture dated August 3, 2015, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed August 4, 2015 (File No. 001-34037)) as further amended by Supplemental Indenture dated August 17, 2017, by and among SESI L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed August 17, 2017 (File No. 001-34037)), as further amended by Supplemental Indenture, dated as of October 20, 2017, by and among SESI L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed October 23, 2017 (File No. 001-34037)).

4.3

Indenture, dated August 17, 2017, among SESI L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed August 17, 2017 (File No. 001-34037)), as further amended by Supplemental Indenture, dated as of October 20, 2017, by and among SESI L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed October 23, 2017 (File No. 001-34037)).

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

10.12^	Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed May 24, 2016).
10.13^

Form of Restricted Stock Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.14 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34037)).

10.14^

Form of Stock Option Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.14 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34037)).

10.15^*	Form of Performance Share Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan.
10.16^

Form of Notice of Grant of Restricted Stock Units for Non-Management Directors under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.17 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34037)).

10.17^

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

10.18^

Superior Energy Services, Inc. Directors Deferred Compensation Plan, as amended and restated December 8, 2014 (incorporated herein by reference to Exhibit 10.29 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed February 26, 2015 (File No. 001-34037)).

10.19^*	Composite Form of Employment Agreement by and between Superior Energy Services, Inc. and its executive officers.
10.20^

Superior Energy Services, Inc. Change of Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 18, 2012 (File No. 001-34037)).

10.21

Fifth Amended and Restated Credit Agreement, dated October 20, 2017, among SESI, L.L.C., Superior Energy Services, Inc., JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed October 23, 2017 (File No. 001-34037)).

10.22

Guaranty and Collateral Agreement, dated October 20, 2017, among SESI, LLC, Superior Energy Services, Inc., the other obligors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed October 23, 2017 (File No. 001-34037)).

10.23

Registration Rights Agreement, dated August 17, 2017, by and among SESI, L.L.C., Superior Energy Services, Inc., the subsidiary guarantors thereto and J.P. Morgan Securities LLC, as representative of the several named initial purchasers (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed August 17, 2017 (File No. 001-34037)).

10.24^

Superior Energy Services, Inc. Amended and Restated Legacy CPX 2008 Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed November 8, 2012 (File No. 001-34037)).

12.1*	Statement of computation of ratio of earnings to fixed charges.
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

Date: February 22, 2018
	By:	/s/ David. D. Dunlap
David D. Dunlap
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Dunlap	President and Chief Executive Officer	February 22, 2018
David D. Dunlap	(Principal Executive Officer)

/s/ Robert S. Taylor	Executive Vice President, Treasurer and	February 22, 2018
Robert S. Taylor	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Terence E. Hall	Chairman of the Board	February 22, 2018
Terence E. Hall

/s/ Harold J. Bouillion	Director	February 22, 2018
Harold J. Bouillion

/s/ James M. Funk	Director	February 22, 2018
James M. Funk

/s/ Peter D. Kinnear	Director	February 22, 2018
Peter D. Kinnear

/s/ Janiece M. Longoria	Director	February 22, 2018
Janiece M. Longoria

/s/ Michael M. McShane	Director	February 22, 2018
Michael M. McShane

/s/ W. Matt Ralls	Director	February 22, 2018
W. Matt Ralls

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts

Years Ended December 31, 2017, 2016 and 2015

(in thousands)

		Balance at the	Charged to
		beginning of	costs and		Discontinued	Balance at the
Description		the year	expenses	Deductions	operations	end of the year
2017:
	Allowance for doubtful accounts	$29,740	$4,254	$4,957	$-	$29,037
2016:
	Allowance for doubtful accounts	$28,242	$7,825	$6,327	$-	$29,740
2015:
	Allowance for doubtful accounts	$22,076	$14,341	$4,795	$3,380	$28,242