Form 10-Q
period 2018-03-31
SUPERIOR ENERGY SERVICES INC
filed 2018-04-25
CIK 886835

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of shares of the registrant’s common stock outstanding on April 20, 2018 was 154,237,551.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended March 31, 2018

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2018 and December 31, 2017
(in thousands, except share data)
(unaudited)
	3/31/2018	12/31/2017
ASSETS
Current assets:
Cash and cash equivalents	$90,438	$172,000
Accounts receivable, net of allowance for doubtful accounts of $25,762 and
$29,037 at March 31, 2018 and December 31, 2017, respectively	443,253	398,056
Income taxes receivable	-	959
Prepaid expenses	45,330	42,128
Inventory and other current assets	149,484	134,032
Assets held for sale	3,860	13,644
Total current assets	732,365	760,819
Property, plant and equipment, net of accumulated depreciation and depletion of $2,804,983 and $2,736,620 at March 31, 2018 and December 31, 2017, respectively	1,300,897	1,316,944
Goodwill	809,342	807,860
Notes receivable	61,087	60,149
Restricted cash	20,585	20,483
Intangible and other long-term assets, net of accumulated amortization of $86,709 and $83,359 at March 31, 2018 and December 31, 2017, respectively	140,487	143,970
Total assets	$3,064,763	$3,110,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148,499	$119,716
Accrued expenses	215,801	221,757
Income taxes payable	934	-
Current portion of decommissioning liabilities	22,287	27,261
Current maturities of long-term debt	744	-
Liabilities held for sale	4,851	6,463
Total current liabilities	393,116	375,197

Deferred income taxes	48,773	61,058
Decommissioning liabilities	104,088	103,136
Long-term debt, net	1,280,569	1,279,771
Other long-term liabilities	160,048	158,634

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized-250,000,000, Issued and Outstanding - 154,237,262 at March 31, 2018 Authorized-250,000,000, Issued and Outstanding - 153,263,097 at December 31, 2017	154	153
Additional paid in capital	2,714,236	2,713,161
Accumulated other comprehensive loss, net	(63,039)	(67,427)
Retained deficit	(1,573,182)	(1,513,458)
Total stockholders’ equity	1,078,169	1,132,429
Total liabilities and stockholders’ equity	$3,064,763	$3,110,225

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2018 and 2017
(in thousands, except per share data)
(unaudited)

	2018	2017
Revenues:
Services	$399,768	$334,450
Rentals	82,550	66,486
Total revenues	482,318	400,936
Costs and expenses:
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	311,139	296,434
Cost of rentals (exclusive of depreciation, depletion, amortization and accretion)	32,321	25,552
Depreciation, depletion, amortization and accretion - services	87,747	95,330
Depreciation, depletion, amortization and accretion - rentals	17,972	18,951
General and administrative expenses	75,820	75,493
Loss from operations	(42,681)	(110,824)

Other income (expense):
Interest expense, net	(24,887)	(24,250)
Other income (expense)	(1,735)	649
Loss from continuing operations before income taxes	(69,303)	(134,425)
Income taxes	(9,355)	(44,764)
Net loss from continuing operations	(59,948)	(89,661)
Income (loss) from discontinued operations, net of income tax	224	(1,998)
Net loss	$(59,724)	$(91,659)

Loss per share information:
Basic and diluted:
Net loss from continuing operations	$(0.39)	$(0.59)
Loss from discontinued operations	-	(0.01)
Net loss	$(0.39)	$(0.60)

Weighted average common shares used in computing loss per share:
Basic and diluted	154,121	152,701

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Three Months Ended March 31, 2018 and 2017
(in thousands)
(unaudited)

	2018	2017
Net loss	$(59,724)	$(91,659)
Change in cumulative translation adjustment, net of tax	4,388	1,724
Comprehensive loss	$(55,336)	$(89,935)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018 and 2017
(in thousands)
(unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(59,724)	$(91,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	105,719	114,281
Deferred income taxes	(12,285)	(29,747)
Stock based compensation expense	8,197	10,691
Other reconciling items, net	(987)	(1,430)
Changes in operating assets and liabilities:
Accounts receivable	(44,692)	(32,441)
Inventory and other current assets	(15,620)	(8,826)
Accounts payable	16,810	11,731
Accrued expenses	(14,501)	17,673
Income taxes	1,499	(20,496)
Other, net	(9,374)	(12,502)
Net cash used in operating activities	(24,958)	(42,725)

Cash flows from investing activities:
Payments for capital expenditures	(65,734)	(21,188)
Proceeds from sales of assets	12,135	4,090
Net cash used in investing activities	(53,599)	(17,098)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	744	-
Tax withholdings for vested restricted stock units	(5,155)	(8,220)
Other	(304)	(486)
Net cash used in financing activities	(4,715)	(8,706)
Effect of exchange rate changes on cash	1,812	2,194
Net decrease in cash, cash equivalents, and restricted cash	(81,460)	(66,335)
Cash, cash equivalents, and restricted cash at beginning of period	192,483	246,092
Cash, cash equivalents, and restricted cash at end of period	$111,023	$179,757

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2018

(1)Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC); however, management believes the disclosures that are made are adequate to make the information presented not misleading.  These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

The financial information of Superior Energy Services, Inc. and its subsidiaries (the Company) for the three months ended March 31, 2018 and 2017 has not been audited.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein.  Certain previously reported amounts have been reclassified to conform to the 2018 presentation.  The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

The Company evaluates events that occur after the balance sheet date but before the financial statements are issued for potential recognition or disclosure.  Based on the evaluation, the Company determined that there were no material subsequent events for recognition or disclosure.

(2)Revenues

Adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The Company adopted this ASU using the modified retrospective adoption method.  There was no impact on the condensed consolidated financial statements and no cumulative effect adjustment was recognized.

Revenue Recognition

Revenues are recognized when performance obligations are satisfied in accordance with contractual terms, in an amount that reflects the consideration the Company expects to be entitled to in exchange for services rendered or rentals provided.  Taxes collected from customers and remitted to governmental authorities and revenues are reported on a net basis in the Company’s financial statements.

Performance Obligations

A performance obligation arises under contracts with customers to render services or provide rentals, and is the unit of account under Topic 606.  The Company accounts for services rendered and rentals provided separately if they are distinct and the service or rental is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered or rentals provided on its own or with other resources that are readily available to the customer.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  A contract’s standalone selling prices are determined based on the prices that the Company charges for its services rendered and rentals provided.  The majority of the Company’s performance obligations are satisfied over time, which is generally represented by a period of 30 days or less.  The Company’s payment terms vary by the type of products or services offered.  The term between invoicing and when the payment is due is typically 30 days.

Services revenue primarily represents amounts charged to customers for the completion of services rendered, including labor, products and supplies necessary to perform the service.  Rates for these services vary depending on the type of services provided and can be based on a per job, per hour or per day basis.

Rentals revenue is, primarily priced on a per day, per man hour or similar basis and consists of fees charged to customers for use of the Company’s rental equipment over the term of the rental period, which is generally less than twelve months.

The Company expenses sales commissions when incurred because the amortization period would have been one year or less.

The following table presents the Company’s revenues by segment disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2018	2017
U.S. land
Drilling Products and Services	$40,717	$21,162
Onshore Completion and Workover Services	231,489	204,979
Production Services	52,457	23,435
Technical Solutions	6,833	9,085
Total U.S. land	$331,496	$258,661

Gulf of Mexico
Drilling Products and Services	$20,989	$23,485
Onshore Completion and Workover Services	-	-
Production Services	17,500	17,746
Technical Solutions	37,562	33,717
Total Gulf of Mexico	$76,051	$74,948

International
Drilling Products and Services	$23,496	$23,784
Onshore Completion and Workover Services	-	-
Production Services	30,760	27,424
Technical Solutions	20,515	16,119
Total International	$74,771	$67,327
Total Revenues	$482,318	$400,936

The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	Three Months Ended March 31,
	2018	2017
Services
Drilling Products and Services	$24,005	$16,871
Onshore Completion and Workover Services	221,347	199,446
Production Services	94,614	63,282
Technical Solutions	59,802	54,851
Total services	$399,768	$334,450

Rentals
Drilling Products and Services	$61,197	$51,560
Onshore Completion and Workover Services	10,142	5,533
Production Services	6,103	5,323
Technical Solutions	5,108	4,070
Total rentals	$82,550	$66,486
Total Revenues	$482,318	$400,936

(3)Inventory

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

	March 31, 2018	December 31, 2017
Finished goods	$67,635	$61,764
Raw materials	14,140	13,727
Work-in-process	8,419	6,174
Supplies and consumables	25,102	24,923
Total	$115,296	$106,588

(4)Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company related to costs associated with the abandonment of the acquired property.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities.  The Company recorded interest income related to notes receivable of $1.0 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

(5)Decommissioning Liabilities

The Company’s decommissioning liabilities associated with an oil and gas property and its related assets consist of costs related to the plugging of wells, the removal of the related platform and equipment, and site restoration.  The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liabilities have changed materially.  The Company had decommissioning liabilities of $126.4 million and $130.4 million at March 31, 2018 and December 31, 2017, respectively.

(6)Debt

The Company’s outstanding debt is as follows (in thousands):

	March 31, 2018		December 31, 2017
	Long-term	Current	Long-term
Senior unsecured notes due September 2024	$500,000	$-	$500,000
Senior unsecured notes due December 2021	800,000	-	800,000
Other	-	744	-
Total debt, gross	1,300,000	744	1,300,000
Unamortized debt issuance costs	(19,431)	-	(20,229)
Total debt, net	$1,280,569	$744	$1,279,771

Credit Facility

The Company has a $300 million asset-based revolving credit facility which matures in October 2022.  The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves.  Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7 1/8% senior unsecured notes due 2021.  At March 31, 2018, the borrowing base was $267.7 million and the Company had $35.3 million of letters of credit outstanding under the revolving credit facility.  The borrowing base may increase or decrease as a result of, among other things, changes to the Company’s consolidated tangible assets.  The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.

Senior Unsecured Notes

The Company has outstanding $500 million of 7 3/4% senior unsecured notes due September 2024.  The indenture governing the 7 3/4% senior unsecured notes due 2024 requires semi-annual interest payments on March 15th and September 15th of each year, beginning on March 15, 2018, through the maturity date of September 15, 2024.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at March 31, 2018
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$371	$13,741	$-	$14,112
Accounts payable
Non-qualified deferred compensation liabilities	$-	$1,007	$-	$1,007
Other long-term liabilities
Non-qualified deferred compensation liabilities	$-	$20,268	$-	$20,268

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$370	$13,817	$-	$14,187
Accounts payable
Non-qualified deferred compensation liabilities	$-	$1,253	$-	$1,253
Other long-term liabilities
Non-qualified deferred compensation liabilities	$-	$21,085	$-	$21,085

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

The fair value of the Company’s cash equivalents and accounts receivable approximates their carrying amounts.  The fair value of the Company’s long-term debt was approximately $1,332.5 million and $1,347.0 million as of March 31, 2018 and December 31, 2017, respectively.  The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

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

The Company evaluates the performance of its reportable segments based on income or loss from operations excluding allocated corporate expenses.  The segment measure is calculated as follows: segment revenues less segment operating expenses, depreciation, depletion, amortization and accretion expense and reduction in value of assets.  The Company uses this segment measure to evaluate its reportable segments because it is the measure that is most consistent with how the Company organizes and manages its business operations.  Corporate and other costs primarily include expenses related to support functions, salaries and benefits for corporate employees and stock-based compensation expense.

Summarized financial information for the Company’s segments is as follows (in thousands):

Three Months Ended March 31, 2018

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$85,202	$231,489	$100,717	$64,910	$-	$482,318
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	35,070	180,651	85,936	41,803	-	343,460
Depreciation, depletion, amortization
and accretion	29,641	47,655	19,280	7,730	1,413	105,719
General and administrative expenses	12,524	13,226	9,593	14,060	26,417	75,820
Income (loss) from operations	7,967	(10,043)	(14,092)	1,317	(27,830)	(42,681)
Interest income (expense), net	-	-	-	956	(25,843)	(24,887)
Other expense	-	-	-	-	(1,735)	(1,735)
Income (loss) from continuing operations
before income taxes	$7,967	$(10,043)	$(14,092)	$2,273	$(55,408)	$(69,303)

Three Months Ended March 31, 2017

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$68,431	204,979	68,605	58,921	$-	$400,936
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	29,058	193,689	60,780	38,459	-	321,986
Depreciation, depletion, amortization
and accretion	34,729	49,147	20,589	8,376	1,440	114,281
General and administrative expenses	12,966	11,271	11,281	13,568	26,407	75,493
Loss from operations	(8,322)	(49,128)	(24,045)	(1,482)	(27,847)	(110,824)
Interest income (expense), net	-	-	-	790	(25,040)	(24,250)
Other income	-	-	-	-	649	649
Loss from continuing operations before income taxes	$(8,322)	$(49,128)	$(24,045)	$(692)	$(52,238)	$(134,425)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
March 31, 2018	$585,933	$1,553,817	$508,971	$360,383	$55,659	$3,064,763
December 31, 2017	$662,968	$1,501,214	$512,256	$377,549	$56,238	$3,110,225

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

Revenues
	Three Months Ended March 31,
	2018	2017
United States	$407,547	$333,609
Other countries	74,771	67,327
Total	$482,318	$400,936

Long-Lived Assets

	March 31, 2018	December 31, 2017
United States	$1,064,635	$1,064,823
Other countries	236,262	252,121
Total	$1,300,897	$1,316,944

(9)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants).  Under the stock incentive plans, the Company may grant incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.  The Company’s total compensation expense related to these plans was approximately $7.9 million and $10.4 million for the three months ended March 31, 2018 and 2017, respectively, which is reflected in general and administrative expenses.

(10)  Income Taxes

The Company had $30.7 million of unrecorded tax benefits as of March 31, 2018 and December 31, 2017, all of which would impact the Company’s effective tax rate if recognized.  It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.  The Company continues to evaluate the impact of the Tax Cuts and Jobs Act of 2017 and no revisions were recorded during the three months ended March 31, 2018.

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

For the three months ended March 31, 2018 and 2017, the Company incurred a loss from continuing operations; therefore the impact of any incremental shares would be anti-dilutive.

(12)  Supplemental Guarantor Information

SESI, L.L.C. (the Issuer), a 100% owned subsidiary of Superior Energy Services, Inc. (Parent), has $500 million of 7 3/4% senior unsecured notes due 2024. The Parent, along with certain of its 100% owned domestic subsidiaries, fully and unconditionally guaranteed such senior unsecured notes, and such guarantees are joint and several.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
March 31, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$41,773	$582	$48,083	$-	$90,438
Accounts receivable, net	-	(3,581)	383,048	63,786	-	443,253
Intercompany accounts receivable	-	6,623	58,742	5,601	(70,966)	-
Other current assets	-	10,944	146,842	37,028	-	194,814
Assets held for sale	-	-	-	3,860	-	3,860
Total current assets	-	55,759	589,214	158,358	(70,966)	732,365

Property, plant and equipment, net	-	11,049	1,087,416	202,432	-	1,300,897
Goodwill	-	-	657,099	152,243	-	809,342
Notes receivable	-	-	61,087	-	-	61,087
Long-term intercompany accounts receivable	2,222,542	-	1,987,499	179,940	(4,389,981)	-
Equity investments of consolidated subsidiaries	(1,144,117)	4,459,353	6,422	-	(3,321,658)	-
Restricted cash	-	-	20,585	-	-	20,585
Intangible and other long-term assets, net	-	21,548	111,078	7,861	-	140,487
Total assets	$1,078,425	$4,547,709	$4,520,400	$700,834	$(7,782,605)	$3,064,763

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$-	$11,611	$118,464	$18,424	$-	$148,499
Accrued expenses	256	113,943	77,410	24,192	-	215,801
Income taxes payable	-	304	-	630	-	934
Intercompany accounts payable	-	774	7,909	62,283	(70,966)	-
Current portion of decommissioning liabilities	-	-	20,670	1,617	-	22,287
Current maturities of long-term debt	-	-	-	744	-	744
Liabilities held for sale	-	-	-	4,851	-	4,851
Total current liabilities	256	126,632	224,453	112,741	(70,966)	393,116

Deferred income taxes	-	(160,785)	205,902	3,656	-	48,773
Decommissioning liabilities	-	-	102,244	1,844	-	104,088
Long-term debt, net	-	1,280,569	-	-	-	1,280,569
Long-term intercompany accounts payable	-	4,389,981	-	-	(4,389,981)	-
Other long-term liabilities	-	55,429	78,430	26,189	-	160,048
Total stockholders' equity (deficit)	1,078,169	(1,144,117)	3,909,371	556,404	(3,321,658)	1,078,169
Total liabilities and stockholders' equity	$1,078,425	$4,547,709	$4,520,400	$700,834	$(7,782,605)	$3,064,763

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
December 31, 2017
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$126,533	$440	$45,027	$-	$172,000
Accounts receivable, net	-	-	332,402	70,889	(5,235)	398,056
Income taxes receivable	-	-	(221)	1,180	-	959
Intercompany accounts receivable	-	6,460	58,375	5,865	(70,700)	-
Other current assets	-	11,895	129,970	34,295	-	176,160
Assets held for sale	-	-	-	13,644	-	13,644
Total current assets	-	144,888	520,966	170,900	(75,935)	760,819

Property, plant and equipment, net	-	12,055	1,093,446	211,443	-	1,316,944
Goodwill	-	-	657,099	150,761	-	807,860
Notes receivable	-	-	60,149	-	-	60,149
Long-term intercompany accounts receivable	2,221,697	-	2,032,056	177,842	(4,431,595)	-
Equity investments of consolidated subsidiaries	(1,088,736)	4,481,702	6,590	-	(3,399,556)	-
Restricted cash	-	-	20,483	-	-	20,483
Intangible and other long-term assets, net	-	22,118	113,632	8,220	-	143,970
Total assets	$1,132,961	$4,660,763	$4,504,421	$719,166	$(7,907,086)	$3,110,225

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$-	$14,339	$89,714	$20,898	$(5,235)	$119,716
Accrued expenses	532	116,767	80,825	23,633	-	221,757
Intercompany accounts payable	-	724	7,918	62,058	(70,700)	-
Current portion of decommissioning liabilities	-	-	25,670	1,591	-	27,261
Liabilities held for sale	-	-	-	6,463	-	6,463
Total current liabilities	532	131,830	204,127	114,643	(75,935)	375,197

Deferred income taxes	-	(147,116)	205,386	2,788	-	61,058
Decommissioning liabilities	-	-	101,293	1,843	-	103,136
Long-term debt, net	-	1,279,771	-	-	-	1,279,771
Long-term intercompany accounts payable	-	4,431,595	-	-	(4,431,595)	-
Other long-term liabilities	-	53,419	79,061	26,154	-	158,634
Total stockholders' equity (deficit)	1,132,429	(1,088,736)	3,914,554	573,738	(3,399,556)	1,132,429
Total liabilities and stockholders' equity	$1,132,961	$4,660,763	$4,504,421	$719,166	$(7,907,086)	$3,110,225

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$435,134	$53,259	$(6,075)	$482,318
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(2,626)	311,064	41,097	(6,075)	343,460
Depreciation, depletion, amortization and
accretion	-	1,019	92,714	11,986	-	105,719
General and administrative expenses	-	25,664	38,689	11,467	-	75,820
Loss from operations	-	(24,057)	(7,333)	(11,291)	-	(42,681)

Other income (expense):
Interest expense, net	-	(25,870)	967	16	-	(24,887)
Other income (expense)	-	(66)	274	(1,943)	-	(1,735)
Equity in losses of consolidated subsidiaries	(59,724)	(17,470)	(168)	-	77,362	-
Loss from continuing operations before income taxes	(59,724)	(67,463)	(6,260)	(13,218)	77,362	(69,303)
Income taxes	-	(7,739)	(1,076)	(540)	-	(9,355)
Net loss from continuing operations	(59,724)	(59,724)	(5,184)	(12,678)	77,362	(59,948)
Loss from discontinued operations, net of income tax	-	-	-	224	-	224
Net loss	$(59,724)	$(59,724)	$(5,184)	$(12,454)	$77,362	$(59,724)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Three Months Ended March 31, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(59,724)	$(59,724)	$(5,184)	$(12,454)	$77,362	$(59,724)
Change in cumulative translation adjustment, net of tax	4,388	4,388	-	4,388	(8,776)	4,388
Comprehensive loss	$(55,336)	$(55,336)	$(5,184)	$(8,066)	$68,586	$(55,336)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2017
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$353,860	$52,188	$(5,112)	$400,936
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	760	284,960	41,378	(5,112)	321,986
Depreciation, depletion, amortization and
accretion	-	1,046	100,568	12,667	-	114,281
General and administrative expenses	-	25,935	37,144	12,414	-	75,493
Loss from operations	-	(27,741)	(68,812)	(14,271)	-	(110,824)

Other income (expense):
Interest expense, net	-	(25,241)	802	189	-	(24,250)
Other income (expense)	-	(411)	241	819	-	649
Equity in losses of consolidated subsidiaries	(91,659)	(54,562)	(60)	-	146,281	-
Loss from continuing operations before
income taxes	(91,659)	(107,955)	(67,829)	(13,263)	146,281	(134,425)
Income taxes	-	(16,296)	(28,968)	500	-	(44,764)
Net income (loss) from continuing operations	(91,659)	(91,659)	(38,861)	(13,763)	146,281	(89,661)
Loss from discontinued operations, net of income tax	-	-	-	(1,998)	-	(1,998)
Net loss	$(91,659)	$(91,659)	$(38,861)	$(15,761)	$146,281	$(91,659)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Three Months Ended March 31, 2017
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net loss	$(91,659)	$(91,659)	$(38,861)	$(15,761)	$146,281	$(91,659)
Change in cumulative translation adjustment, net of tax	1,724	1,724	-	1,724	(3,448)	1,724
Comprehensive loss	$(89,935)	$(89,935)	$(38,861)	$(14,037)	$142,833	$(89,935)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$6,229	$(42,958)	$17,549	$(15,047)	$9,269	$(24,958)

Cash flows from investing activities:
Payments for capital expenditures	-	-	(63,489)	(2,245)	-	(65,734)
Proceeds from sales of assets	-	-	2,003	10,132	-	12,135
Net cash used in investing activities	-	-	(61,486)	7,887	-	(53,599)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	-	-	744	-	744
Intercompany dividends	-	-	-	9,269	(9,269)	-
Changes in notes with affiliated companies, net	(845)	(41,727)	44,181	(1,609)	-	-
Other	(5,384)	(75)	-	-	-	(5,459)
Net cash provided by (used in) financing activities	(6,229)	(41,802)	44,181	8,404	(9,269)	(4,715)
Effect of exchange rate changes on cash	-	-	-	1,812	-	1,812
Net decrease in cash, cash equivalents, and restricted cash	-	(84,760)	244	3,056	-	(81,460)

Cash, cash equivalents, and restricted cash at beginning of period	-	126,533	20,923	45,027	-	192,483
Cash, cash equivalents, and restricted cash at end of period	$-	$41,773	$21,167	$48,083	$-	$111,023

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2017
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$6,832	$(42,698)	$(560)	$(6,299)	$(42,725)

Cash flows from investing activities:
Payments for capital expenditures	-	(70)	(16,231)	(4,887)	(21,188)
Other	-	-	4,090	-	4,090
Net cash used in investing activities	-	(70)	(12,141)	(4,887)	(17,098)

Cash flows from financing activities:
Changes in notes with affiliated companies, net	1,723	18,058	(17,874)	(1,907)	-
Other	(8,555)	(151)	-	-	(8,706)
Net cash used in financing activities	(6,832)	17,907	(17,874)	(1,907)	(8,706)
Effect of exchange rate changes on cash	-	-	-	2,194	2,194
Net decrease in cash, cash equivalents, and restricted cash	-	(24,861)	(30,575)	(10,899)	(66,335)

Cash, cash equivalents, and restricted cash at beginning of period	-	127,445	51,789	66,858	246,092
Cash, cash equivalents, and restricted cash at end of period	$-	$102,584	$21,214	$55,959	$179,757

(13)  Discontinued Operations

At March 31, 2018, the remaining assets of the Company’s former subsea construction business were being actively marketed and the Company’s management is committed to selling the remaining assets, which were classified as held for sale.

The following summarizes the assets and liabilities related to the businesses reported as discontinued operations (in thousands):

	March 31, 2018	December 31, 2017
Current assets	$2,860	$3,144
Property, plant and equipment, net	1,000	10,500
Total assets	$3,860	$13,644
Current liabilities	$4,851	$6,463

Income/(loss) from discontinued operations for the three months ended March 31, 2018 and 2017 was $0.2 million income and $(2.0) million loss, respectively.

(14)  New Accounting Pronouncements

Standards adopted

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.  The guidance in this ASU applies to all entities that change the terms or conditions of a share-based payment award.  The amendments provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to the modification of the terms and conditions of a share-based payment award.  The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.  The Company adopted the accounting guidance as of January 1, 2018.  The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.  The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments provide a more robust framework to use in determining when a set of assets and activities is a business.  The Company adopted the accounting guidance as of January 1, 2018.  The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash.  The guidance in this ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company adopted the accounting guidance as of January 1, 2018 and applied it retrospectively to the periods presented in the Company’s condensed consolidated statements of cash flows.  For the three months ended March 31, 2017, net cash used in investing activities was adjusted to exclude the change in restricted cash related to cash held in escrow for the future decommissioning obligations associated with an oil and gas property.  The adjustment resulted in a $30.6 million decrease in net cash used in investing activities for the three months ended March 31, 2017.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.  The guidance in this ASU requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory.  The Company adopted the accounting guidance as of January 1, 2018.  The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced most existing revenue recognition guidance in GAAP.  The guidance in this ASU requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers.  The Company adopted the accounting guidance as of January 1, 2018.  The Company adopted this ASU using the modified retrospective adoption method.  There was no impact on the condensed consolidated financial statements and no cumulative effect adjustment was recognized.

Standards not yet adopted

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents filed by us with the SEC contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include, but are not limited to: the cyclicality and volatility of the oil and gas industry, including changes in prevailing oil and gas prices or expectations about future prices; operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage for which we may have limited or no insurance coverage or indemnification rights; the effect of regulatory programs (including regarding worker health and safety laws) and environmental matters on our operations or prospects, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping and fluid management services, or that future changes in climate change legislation could result in increased operating costs or reduced commodity demand globally; counterparty risks associated with reliance on key suppliers; risks associated with the uncertainty of macroeconomic and business conditions worldwide; changes in competitive and technological factors affecting our operations; credit risk associated with our customer base; the potential inability to retain key employees and skilled workers; challenges with estimating our oil and natural gas reserves and potential liabilities related to our oil and natural gas property; risks associated with potential changes of Bureau of Ocean Energy management security and bonding requirements for offshore platforms; risks inherent in acquiring businesses; risks associated with cyber-attacks; risks associated with business growth during an industry recovery outpacing the capabilities of our infrastructure and workforce; political, legal, economic and other risks and uncertainties associated with our international operations; potential changes in tax laws, adverse positions taken by tax authorities or tax audits impacting our operating results; risks associated with our outstanding debt obligations and the potential effect of limiting our future growth and operations; our continued access to credit markets on favorable terms; the impact that unfavorable or unusual weather conditions could have on our operations; claims, litigation or other proceedings that require cash payments or could impair financial condition; not realizing the benefits of acquisitions or divestitures and volatility of the Company’s common stock . These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements. We undertake no obligation to update any of our forward-looking statements for any reason and, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

	Three Months Ended March 31,
	2018	2017	% Change
Worldwide Rig Count (1)
U.S.:
Land	951	722	32%
Offshore	16	21	-24%
Total	967	743	30%
International (2)	970	939	3%
Worldwide Total	1,937	1,682	15%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$62.91	$51.62	22%
Natural Gas (Henry Hub)	$3.07	$3.02	2%

(1) Estimate of drilling activity as measured by the average active drilling rigs based on Baker Hughes, a GE company, rig count information.

(2) Excludes Canadian Rig Count.

Comparison of the Results of Operations for the Three Months Ended March 31, 2018 and December 31, 2017

For the three months ended March 31, 2018, revenue was $482.3 million and the net loss from continuing operations was $59.9 million, or a $0.39 loss per share.  Net loss was $59.7 million, or a $0.39 loss per share.  This compares to net income from continuing operations of $21.9 million, or $0.14 per diluted share for the three months ended December 31, 2017, on revenue of $497.0 million.  Net income for the three months ended December 31, 2017 was $8.6 million, or $0.06 per diluted share.  Worldwide rig count increased by 4% during the three months ended March 31, 2018 from 1,871 rigs for the three months ended December 31, 2017.  U.S. land rig count increased by 5% for the three months ended March 31, 2018 from 902 rigs for the three months ended December 31, 2017.  The increase in U.S land market drilling activity largely contributed to the overall increase in our total revenues for the three months ended March 31, 2018.

First quarter 2018 revenue in our Drilling Products and Services segment increased 8% sequentially to $85.2 million, as compared to $79.2 million in the fourth quarter of 2017.  U.S. land revenue increased 16% sequentially to $40.7 million due to the increase in drilling activity during the quarter.  International revenue increased 9% sequentially to $23.5 million due to an increase in rentals of premium drill pipe.  Gulf of Mexico revenue decreased 7% sequentially to $21.0 million primarily due to a decrease in demand for accommodation units.

First quarter 2018 revenue in our Onshore Completion and Workover Services segment remained flat sequentially at $231.5 million.  All of this segment’s revenue is derived from the U.S. land market area.

First quarter 2018 revenue in our Production Services segment decreased 15% sequentially to $100.8 million, as compared to $118.2 million in the fourth quarter of 2017.  U.S. land revenue decreased 5% sequentially to $52.5 million and Gulf of Mexico revenue decreased 12% sequentially to $17.5 million primarily due to a decrease in hydraulic workover and snubbing and coil tubing activities in those markets.  International revenue decreased 29% sequentially to $30.8 million primarily due to a decrease in hydraulic workover and snubbing activities.

First quarter 2018 revenue in our Technical Solutions segment decreased 3% sequentially to $64.8 million, as compared to $66.9 million in the fourth quarter of 2017.  Gulf of Mexico revenue increased 10% sequentially to $37.5 million due to an increase in oil and gas activities and completion tools and products.  U.S. land revenue decreased 16% sequentially to $6.8 million and international revenue decreased 17% sequentially to $20.5 million primarily due to a decrease in demand for well control services.

Comparison of the Results of Operations for the Three Months Ended March 31, 2018 and March 31, 2017

For the three months ended March 31, 2018, our revenue was $482.3 million, an increase of $81.4 million or 20%, as compared to the same period in 2017.  The increase is largely attributable to a 32% increase in the U.S. land rig count.  The net loss from continuing operations was $59.9 million, or a $0.39 loss per share.  Net loss was $59.7 million, or a $0.39 loss per share.  This compares to a net loss from continuing operations for the three months ended March 31, 2017 of $89.7 million, or a $0.59 loss per share.  Net loss for the three months ended March 31, 2017 was $91.7 million, or a $0.60 loss per share.

The following table compares our operating results for the three months ended March 31, 2018 and 2017 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2018	2017	Change	%	2018	%	2017	%	Change
Drilling Products and
Services	$85,202	$68,431	$16,771	25%	$35,070	41%	$29,058	42%	$6,012
Onshore Completion and
Workover Services	231,489	204,979	26,510	13%	180,651	78%	193,689	94%	(13,038)
Production Services	100,717	68,605	32,112	47%	85,936	85%	60,780	89%	25,156
Technical Solutions	64,910	58,921	5,989	10%	41,803	64%	38,459	65%	3,344
Total	$482,318	$400,936	$81,382	20%	$343,460	71%	$321,986	80%	$21,474

Operating Segments:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 25% to $85.2 million for the three months ended March 31, 2018, as compared to $68.4 million for the same period in 2017.  Cost of services and rentals as a percentage of revenue decreased to 41% of segment revenue for the three months ended March 31, 2018, as compared to 42% for the same period in 2017.  Revenue from the U.S. land market areas increased 92% as a result of increases in revenue from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products increased along with the increase in U.S. land rig count.  The increase was partially offset by decreases in revenue from the Gulf of Mexico and international markets.  Revenue from the Gulf of Mexico market area decreased 11% primarily due to a decrease in revenue from rentals of bottom hole assemblies.  The revenue from the international market areas decreased 1% primarily due to decreases in revenue from rentals of accommodation units and bottom hole assemblies, partially offset by an increase in revenue from rentals of premium drill pipe.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment increased 13% to $231.5 million for the three months ended March 31, 2018, as compared to $205.0 million for the same period in 2017.  All of this segment’s revenue is derived from the U.S. land market area, in which rig count increased by 32%.  Cost of services and rentals as a percentage of revenue decreased to 78% of segment revenue for the three months ended March 31, 2018, as compared to 94% for the same period in 2017, primarily due to improved pricing and efficiencies, as well as decreased start-up and fleet reactivation costs for our pressure pumping business.  The increase in revenue is primarily attributable to an increase in activity in our pressure pumping and fluid management businesses.

Production Services Segment

Revenue from our Production Services segment for the three months ended March 31, 2018 increased by 47% to $100.8 million, as compared to $68.6 million for the same period in 2017.  Cost of services and rentals as a percentage of revenue decreased to 85% of segment revenue for the three months ended March 31, 2018, as compared to 89% for the same period in 2017.  Revenue from the U.S. land market area increased 124%, primarily due to increased activity in coiled tubing and pressure control services.  The revenue from the international market areas increased 12%, primarily due to an increase in hydraulic workover and snubbing and electric line activities.  These increases were partially offset by a decrease in revenue from the Gulf of Mexico market area.  Revenue from Gulf of Mexico market area decreased 1%, primarily due to a decrease in slickline services and specialty rentals, partially offset by an increase in electric line services and hydraulic workover and snubbing activities.

Technical Solutions Segment

Revenue from our Technical Solutions segment increased 10% to $64.8 million for the three months ended March 31, 2018, as compared to $58.9 million for the same period in 2017.  Cost of services and rentals as a percentage of revenue decreased to 64% of segment revenue for the three months ended March 31, 2018, as compared to 65% for the same period in 2017.  Revenue derived from the Gulf of Mexico market area increased 11%, primarily due to an increase in plug and abandonment services.  Revenue from the international market areas increased 27%, primarily due to an increase in demand for well control services.  These increases were offset by a decrease in revenue from the U.S. land market area, which decreased 25%, primarily due to a decrease in demand for completion tools and products.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $105.7 million during the three months ended March 31, 2018 from $114.3 million during the same period in 2017.  Depreciation and amortization expense decreased for our Drilling Products and Services segment by $5.1 million, or 15%, for our Onshore Completion and Workover Services segment by $1.5 million, or 3%; for our Production Services segment by $1.3 million, or 6%; and for our Technical Solutions segment by $0.6 million, or 8%.  Depreciation expense for Corporate and Other remained flat.  The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated.

General and Administrative Expenses

General and administrative expenses were $75.8 million for the three months ended March 31, 2018, as compared to $75.5 million during the same period in 2017.  Despite a 20% increase in revenue, our total general and administrative expenses remained flat.  This demonstrates that we continue to benefit from the steps taken during the industry downturn, to reduce our cost structure and integrate product and service lines.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2018 was 13% compared to a 33% effective income tax rate for the same period in 2017.  The effective tax rate for the three months ended March 31, 2018 was primarily impacted by the enactment of the Tax Cuts and Jobs Act of 2017, including a reduced U.S. corporate tax rate.

Liquidity and Capital Resources

For the three months ended March 31, 2018, cash used in operating activities was $25.0 million, as compared to cash used in operating activities of $42.7 million for the same period in 2017.  Our primary liquidity needs during the next twelve months are for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operations and available borrowings under our credit facility.  We had cash and cash equivalents of $90.4 million at March 31, 2018, compared to $172.0 million at December 31, 2017.

We spent $65.7 million of cash on capital expenditures during the three months ended March 31, 2018.  Approximately $13.3 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory.  Approximately $48.6 million was spent on our Onshore Completion and Workover Services segment, primarily to rebuild our pressure pumping fleet.  Approximately $0.8 million and $2.1 million was spent in our Production Services and Technical Solutions segments, respectively and $0.9 million was spent in Corporate and Other.  We expect to spend up to approximately $225 million on capital expenditures during 2018.  We plan to continue adjusting our capital spending to align with market conditions and customer demand.

We have a $300 million asset-based revolving credit facility which matures in October 2022.  The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves.  Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7 1/8% senior unsecured notes due 2021.  At March 31, 2018, the borrowing base was $267.7 million and we had $35.3 million of letters of credit outstanding under the revolving credit facility.  The borrowing base may increase or decrease as a result of, among other things, changes to the Company’s consolidated tangible assets.  The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.  At March 31, 2018, we were in compliance with all such covenants.

We have outstanding $500 million of 7 3/4% senior unsecured notes due September 2024.  The indenture governing the 7 3/4% senior unsecured notes due 2024 requires semi-annual interest payments on March 15th and September 15th of each year, beginning on March 15, 2018, through the maturity date of September 15, 2024.  The indenture contains customary events of default and requires that we satisfy various covenants.  At March 31, 2018, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due December 2021.  The indenture governing the 7 1/8% senior notes due 2021 requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants.  At March 31, 2018, we were in compliance with all such covenants.

Other Matters

Off-Balance Sheet Arrangements and Hedging Activities

At March 31, 2018, we had no off-balance sheet arrangements and no hedging contracts.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes.  At March 31, 2018, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At March 31, 2018, we had no variable rate debt outstanding.

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

(b)

Changes in internal control.  There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share
January 1 - 31, 2018	456,896	$11.27
February 1 - 28, 2018	585	$10.37
March 1 - 31, 2018	-	$-
Total	457,481	$11.27

(1)   Through our stock incentive plans, 457,481 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock units.

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

SUPERIOR ENERGY SERVICES, INC.

		By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr. Executive Vice President, Chief Financial Officer and Treasurer

		By:	/s/ James W. Spexarth
James W. Spexarth
Chief Accounting Officer

Date:	April 25, 2018