Form 10-Q
period 2018-06-30
SUPERIOR ENERGY SERVICES INC
filed 2018-07-25
CIK 886835

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares of the registrant’s common stock outstanding on July 20, 2018 was 154,525,627.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended June 30, 2018

   PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2018 and December 31, 2017
(in thousands, except share data)
(unaudited)
	6/30/2018	12/31/2017
ASSETS
Current assets:
Cash and cash equivalents	$118,512	$172,000
Accounts receivable, net of allowance for doubtful accounts of $19,534 and
$29,037 at June 30, 2018 and December 31, 2017, respectively	441,983	398,056
Income taxes receivable	-	959
Prepaid expenses	43,188	42,128
Inventory and other current assets	158,765	134,032
Assets held for sale	-	13,644
Total current assets	762,448	760,819
Property, plant and equipment, net of accumulated depreciation and depletion of $2,848,297 and $2,736,620 at June 30, 2018 and December 31, 2017, respectively	1,240,703	1,316,944
Goodwill	806,813	807,860
Notes receivable	62,041	60,149
Restricted cash	11,631	20,483
Intangible and other long-term assets, net of accumulated amortization of $89,561 and $83,359 at June 30, 2018 and December 31, 2017, respectively	137,349	143,970
Total assets	$3,020,985	$3,110,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,125	$119,716
Accrued expenses	201,665	221,757
Current portion of decommissioning liabilities	24,156	27,261
Liabilities held for sale	-	6,463
Total current liabilities	387,946	375,197

Deferred income taxes	41,758	61,058
Decommissioning liabilities	103,088	103,136
Long-term debt, net	1,281,145	1,279,771
Other long-term liabilities	154,333	158,634

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized - 250,000,000, Issued and Outstanding - 154,525,627 at June 30, 2018 Authorized - 250,000,000, Issued and Outstanding - 153,263,097 at December 31, 2017	155	153
Additional paid in capital	2,722,224	2,713,161
Accumulated other comprehensive loss, net	(70,092)	(67,427)
Retained deficit	(1,599,572)	(1,513,458)
Total stockholders’ equity	1,052,715	1,132,429
Total liabilities and stockholders’ equity	$3,020,985	$3,110,225

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2018 and 2017
(in thousands, except per share data)
(unaudited)
	Three Months		Six Months
	2018	2017	2018	2017
Revenues:
Services	$446,812	$404,131	$846,580	$738,581
Rentals	88,736	65,937	171,286	132,423
Total revenues	535,548	470,068	1,017,866	871,004
Costs and expenses:
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	333,126	322,795	644,265	619,229
Cost of rentals (exclusive of depreciation, depletion, amortization and accretion)	36,684	29,007	69,005	54,559
Depreciation, depletion, amortization and accretion - services	81,740	92,953	169,487	188,283
Depreciation, depletion, amortization and accretion - rentals	16,233	15,166	34,205	34,117
General and administrative expenses	69,896	76,708	145,716	152,201
Loss from operations	(2,131)	(66,561)	(44,812)	(177,385)

Other income (expense):
Interest expense, net	(24,894)	(23,333)	(49,781)	(47,583)
Other income (expense)	(2,382)	(2,156)	(4,117)	(1,507)
Loss from continuing operations before income taxes	(29,407)	(92,050)	(98,710)	(226,475)
Income taxes	(3,970)	(30,011)	(13,325)	(74,775)
Net loss from continuing operations	(25,437)	(62,039)	(85,385)	(151,700)
Loss from discontinued operations, net of income tax	(953)	(1,767)	(729)	(3,765)
Net loss	$(26,390)	$(63,806)	$(86,114)	$(155,465)

Loss per share information:
Basic and diluted:
Net loss from continuing operations	$(0.16)	$(0.41)	$(0.56)	$(1.00)
Loss from discontinued operations	(0.01)	(0.01)	-	(0.02)
Net loss	$(0.17)	$(0.42)	$(0.56)	$(1.02)

Weighted average common shares used in computing loss per share:
Basic and diluted	154,278	152,857	153,728	152,317

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Three and Six Months Ended June 30, 2018 and 2017
(in thousands)
(unaudited)
	Three Months		Six Months
	2018	2017	2018	2017
Net loss	$(26,390)	$(63,806)	$(86,114)	$(155,465)
Change in cumulative translation adjustment, net of tax	(7,053)	6,022	(2,665)	7,746
Comprehensive loss	$(33,443)	$(57,784)	$(88,779)	$(147,719)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017
(in thousands)
(unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(86,114)	$(155,465)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	203,692	222,400
Deferred income taxes	(19,300)	(61,322)
Stock based compensation expense	16,552	20,027
Other reconciling items, net	(2,595)	(1,603)
Changes in operating assets and liabilities:
Accounts receivable	(44,415)	(89,324)
Inventory and other current assets	(24,854)	(10,192)
Accounts payable	32,852	26,499
Accrued expenses	(35,729)	(11,202)
Income taxes	1,255	98,561
Other, net	(1,929)	(21,232)
Net cash provided by operating activities	39,415	17,147

Cash flows from investing activities:
Payments for capital expenditures	(119,841)	(56,649)
Proceeds from sales of assets	23,297	4,090
Net cash used in investing activities	(96,544)	(52,559)

Cash flows from financing activities:
Tax withholdings for vested restricted stock units	(5,183)	(8,298)
Other	1,283	1,324
Net cash used in financing activities	(3,900)	(6,974)
Effect of exchange rate changes on cash	(1,311)	2,093
Net decrease in cash, cash equivalents, and restricted cash	(62,340)	(40,293)
Cash, cash equivalents, and restricted cash at beginning of period	192,483	246,092
Cash, cash equivalents, and restricted cash at end of period	$130,143	$205,799

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2018

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

The financial information of Superior Energy Services, Inc. and its subsidiaries (the Company) for the three and six months ended June 30, 2018 and 2017 has not been audited.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein.  Certain previously reported amounts have been reclassified to conform to the 2018 presentation.  The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

(2)Revenue

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

The Company expenses sales commissions when incurred because the amortization period would have been one year or less.

Disaggregation of revenue

The following table presents the Company’s revenues by segment disaggregated by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. land
Drilling Products and Services	$43,394	$27,770	$84,111	$48,932
Onshore Completion and Workover Services	276,242	249,079	507,731	454,058
Production Services	47,944	33,062	100,401	56,497
Technical Solutions	7,858	7,921	14,691	17,006
Total U.S. land	$375,438	$317,832	$706,934	$576,493

Gulf of Mexico
Drilling Products and Services	$23,261	$22,266	$44,250	$45,751
Onshore Completion and Workover Services	-	-	-	-
Production Services	13,634	19,937	31,134	37,683
Technical Solutions	35,333	42,030	72,895	75,747
Total Gulf of Mexico	$72,228	$84,233	$148,279	$159,181

International
Drilling Products and Services	$27,378	$18,791	$50,874	$42,575
Onshore Completion and Workover Services	-	-	-	-
Production Services	40,426	35,607	71,186	63,031
Technical Solutions	20,078	13,605	40,593	29,724
Total International	$87,882	$68,003	$162,653	$135,330
Total Revenues	$535,548	$470,068	$1,017,866	$871,004

The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Services
Drilling Products and Services	$27,461	$19,629	$51,466	$36,500
Onshore Completion and Workover Services	266,071	240,461	487,418	439,907
Production Services	93,678	82,575	188,292	145,857
Technical Solutions	59,602	61,466	119,404	116,317
Total services	$446,812	$404,131	$846,580	$738,581

Rentals
Drilling Products and Services	$66,572	$49,198	$127,769	$100,758
Onshore Completion and Workover Services	10,171	8,618	20,313	14,151
Production Services	8,326	6,031	14,429	11,354
Technical Solutions	3,667	2,090	8,775	6,160
Total rentals	$88,736	$65,937	$171,286	$132,423
Total Revenues	$535,548	$470,068	$1,017,866	$871,004

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

	June 30, 2018	December 31, 2017
Finished goods	$72,884	$61,764
Raw materials	14,955	13,727
Work-in-process	10,051	6,174
Supplies and consumables	26,309	24,923
Total	$124,199	$106,588

(4)Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company related to costs associated with the abandonment of the acquired property.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities.  The Company recorded interest income related to notes receivable of $1.9  million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively.

(5)Decommissioning Liabilities

The Company’s decommissioning liabilities associated with an oil and gas property and its related assets consist of costs related to the plugging of wells, the removal of the related platform and equipment, and site restoration.  The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liabilities have changed materially.  The Company had decommissioning liabilities of $127.2 million and $130.4 million at June 30, 2018 and December 31, 2017, respectively.

(6)Debt

The Company’s outstanding debt is as follows (in thousands):

	June 30, 2018	December 31, 2017
	Long-term	Long-term
Senior unsecured notes due September 2024	$500,000	$500,000
Senior unsecured notes due December 2021	800,000	800,000
Total debt, gross	1,300,000	1,300,000
Unamortized debt issuance costs	(18,855)	(20,229)
Total debt, net	$1,281,145	$1,279,771

Credit Facility

The Company has a $300 million asset-based revolving credit facility which matures in October 2022.  The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves.  Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7 1/8% senior unsecured notes due 2021.  At June 30, 2018, the borrowing base was $263.0 million and the Company had $37.9  million of letters of credit outstanding that reduced its borrowing availability under the revolving credit facility.  The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at June 30, 2018
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$373	$13,904	$-	$14,277
Accounts payable
Non-qualified deferred compensation liabilities	$-	$1,163	$-	$1,163
Other long-term liabilities
Non-qualified deferred compensation liabilities	$-	$21,081	$-	$21,081

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$370	$13,817	$-	$14,187
Accounts payable
Non-qualified deferred compensation liabilities	$-	$1,253	$-	$1,253
Other long-term liabilities
Non-qualified deferred compensation liabilities	$-	$21,085	$-	$21,085

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

The fair value of the Company’s cash equivalents and accounts receivable approximates their carrying amounts.  The fair value of the Company’s long-term debt was approximately $1,321.0  million and $1,347.0 million as of June 30, 2018 and December 31, 2017, respectively.  The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

(8)  Segment Information

Business Segments

The Drilling Products and Services segment rents and sells premium drill pipe, bottom hole assemblies, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities.  It also provides on-site accommodations and machining services.  The Onshore Completion and Workover Services segment provides pressure pumping services used to complete and stimulate production in new oil and gas wells, fluid handling services and well servicing rigs that provide a variety of well completion, workover and maintenance services.  The Production Services segment provides intervention services such as coiled tubing, cased hole and mechanical wireline, hydraulic workover and snubbing, production testing and optimization, and remedial pumping services.  The Technical Solutions segment provides services typically requiring specialized engineering, manufacturing or project planning, including well control services, stimulation and sand control services and well plug and abandonment services. It also includes production and sale of oil and gas.

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

Summarized financial information for the Company’s segments is as follows (in thousands):

Three Months Ended June 30, 2018

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$94,033	$276,242	$102,004	$63,269	$-	$535,548
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	36,599	210,206	85,129	37,876	-	369,810
Depreciation, depletion, amortization
and accretion	28,590	47,423	14,303	6,273	1,384	97,973
General and administrative expenses	13,843	11,102	9,696	13,323	21,932	69,896
Income (loss) from operations	15,001	7,511	(7,124)	5,797	(23,316)	(2,131)
Interest income (expense), net	-	-	-	971	(25,865)	(24,894)
Other expense	-	-	-	-	(2,382)	(2,382)
Income (loss) from continuing operations
before income taxes	$15,001	$7,511	$(7,124)	$6,768	$(51,563)	$(29,407)

Three Months Ended June 30, 2017

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$68,827	$249,079	$88,606	$63,556	$-	$470,068
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	33,002	207,021	71,377	40,402	-	351,802
Depreciation, depletion, amortization
and accretion	33,619	44,621	20,193	8,255	1,431	108,119
General and administrative expenses	12,739	11,804	11,886	13,828	26,451	76,708
Income (loss) from operations	(10,533)	(14,367)	(14,850)	1,071	(27,882)	(66,561)
Interest income (expense), net	-	-	-	911	(24,244)	(23,333)
Other expense	-	-	-	-	(2,156)	(2,156)
Income (loss) from continuing operations
before income taxes	$(10,533)	$(14,367)	$(14,850)	$1,982	$(54,282)	$(92,050)

Six Months Ended June 30, 2018

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$179,235	$507,731	$202,721	$128,179	$-	$1,017,866
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	71,669	390,857	171,065	79,679	-	713,270
Depreciation, depletion, amortization
and accretion	58,231	95,078	33,583	14,003	2,797	203,692
General and administrative expenses	26,367	24,328	19,289	27,383	48,349	145,716
Income/(loss) from operations	22,968	(2,532)	(21,216)	7,114	(51,146)	(44,812)
Interest income (expense), net	-	-	-	1,927	(51,708)	(49,781)
Other expense	-	-	-	-	(4,117)	(4,117)
Income/(loss) from continuing operations
before income taxes	$22,968	$(2,532)	$(21,216)	$9,041	$(106,971)	$(98,710)

Six Months Ended June 30, 2017

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$137,258	$454,058	$157,211	$122,477	$-	$871,004
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	62,060	400,710	132,157	78,861	-	673,788
Depreciation, depletion, amortization
and accretion	68,348	93,768	40,782	16,631	2,871	222,400
General and administrative expenses	25,705	23,075	23,167	27,396	52,858	152,201
Loss from operations	(18,855)	(63,495)	(38,895)	(411)	(55,729)	(177,385)
Interest income (expense), net	-	-	-	1,701	(49,284)	(47,583)
Other income	-	-	-	-	(1,507)	(1,507)
Income (loss) from continuing operations
before income taxes	$(18,855)	$(63,495)	$(38,895)	$1,290	$(106,520)	$(226,475)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
June 30, 2018	$578,083	$1,553,343	$491,859	$345,196	$52,504	$3,020,985
December 31, 2017	$662,968	$1,501,214	$512,256	$377,549	$56,238	$3,110,225

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

Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$447,666	$402,065	$855,213	$735,674
Other countries	87,882	68,003	162,653	135,330
Total	$535,548	$470,068	$1,017,866	$871,004

Long-Lived Assets

	June 30, 2018	December 31, 2017
United States	$1,001,738	$1,064,823
Other countries	238,965	252,121
Total	$1,240,703	$1,316,944

(9)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants).  Under the stock incentive plans, the Company may grant incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.  The Company’s total compensation expense related to these plans was approximately $16.3 million and $19.7 million for the six months ended June 30, 2018 and 2017, respectively, which is reflected in general and administrative expenses.

(10)  Income Taxes

The Company had $30.7 million of unrecorded tax benefits as of June 30, 2018 and December 31, 2017, all of which would impact the Company’s effective tax rate if recognized.  It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.  The Company continues to evaluate the impact of the Tax Cuts and Jobs Act of 2017 and no revisions were recorded during the six months ended June 30, 2018.

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

For the three and six months ended June 30, 2018 and 2017, the Company incurred a loss from continuing operations; therefore the impact of any incremental shares would be anti-dilutive.

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
June 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$68,807	$1,243	$48,462	$-	$118,512
Accounts receivable, net	-	(924)	372,274	70,633	-	441,983
Intercompany accounts receivable	-	8,920	68,283	5,533	(82,736)	-
Other current assets	-	12,190	153,887	35,876	-	201,953
Total current assets	-	88,993	595,687	160,504	(82,736)	762,448

Property, plant and equipment, net	-	10,609	1,035,229	194,865	-	1,240,703
Goodwill	-	-	657,099	149,714	-	806,813
Notes receivable	-	-	62,041	-	-	62,041
Long-term intercompany accounts receivable	2,230,531	-	2,058,093	180,246	(4,468,870)	-
Equity investments of consolidated subsidiaries	(1,177,514)	4,461,755	6,223	-	(3,290,464)	-
Restricted cash	-	-	11,586	45	-	11,631
Intangible and other long-term assets, net	-	21,217	108,503	7,629	-	137,349
Total assets	$1,053,017	$4,582,574	$4,534,461	$693,003	$(7,842,070)	$3,020,985

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$-	$12,184	$128,478	$21,463	$-	$162,125
Accrued expenses	302	103,998	74,908	22,457	-	201,665
Intercompany accounts payable	-	724	8,250	73,762	(82,736)	-
Current portion of decommissioning liabilities	-	-	20,670	3,486	-	24,156
Total current liabilities	302	116,906	232,306	121,168	(82,736)	387,946

Deferred income taxes	-	(156,705)	194,992	3,471	-	41,758
Decommissioning liabilities	-	-	103,088	-	-	103,088
Long-term debt, net	-	1,281,145	-	-	-	1,281,145
Long-term intercompany accounts payable	-	4,468,870	-	-	(4,468,870)	-
Other long-term liabilities	-	49,872	78,276	26,185	-	154,333
Total stockholders' equity (deficit)	1,052,715	(1,177,514)	3,925,799	542,179	(3,290,464)	1,052,715
Total liabilities and stockholders' equity	$1,053,017	$4,582,574	$4,534,461	$693,003	$(7,842,070)	$3,020,985

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$473,724	$73,289	$(11,465)	$535,548
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(2,963)	334,169	50,069	(11,465)	369,810
Depreciation, depletion, amortization and
accretion	-	990	85,501	11,482	-	97,973
General and administrative expenses	-	21,098	35,668	13,130	-	69,896
Loss from operations	-	(19,125)	18,386	(1,392)	-	(2,131)

Other income (expense):
Interest expense, net	-	(25,884)	980	10	-	(24,894)
Other income (expense)	-	(186)	264	(2,460)	-	(2,382)
Equity in losses of consolidated subsidiaries	(26,390)	11,361	(200)	-	15,229	-
Loss from continuing operations before income taxes	(26,390)	(33,834)	19,430	(3,842)	15,229	(29,407)
Income taxes	-	(7,444)	3,001	473	-	(3,970)
Net loss from continuing operations	(26,390)	(26,390)	16,429	(4,315)	15,229	(25,437)
Loss from discontinued operations, net of income tax	-	-	-	(953)	-	(953)
Net loss	$(26,390)	$(26,390)	$16,429	$(5,268)	$15,229	$(26,390)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Three Months Ended June 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(26,390)	$(26,390)	$16,429	$(5,268)	$15,229	$(26,390)
Change in cumulative translation adjustment, net of tax	(7,053)	(7,053)	-	(7,053)	14,106	(7,053)
Comprehensive loss	$(33,443)	$(33,443)	$16,429	$(12,321)	$29,335	$(33,443)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2017
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$416,328	$56,311	$(2,571)	$470,068
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	1,500	311,009	41,864	(2,571)	351,802
Depreciation, depletion, amortization and
accretion	-	1,035	94,031	13,053	-	108,119
General and administrative expenses	-	25,948	37,732	13,028	-	76,708
Loss from operations	-	(28,483)	(26,444)	(11,634)	-	(66,561)

Other income (expense):
Interest expense, net	-	(24,370)	957	80	-	(23,333)
Other income (expense)	-	(311)	206	(2,051)	-	(2,156)
Equity in losses of consolidated subsidiaries	(63,806)	(24,545)	(148)	-	88,499	-
Loss from continuing operations before income taxes	(63,806)	(77,709)	(25,429)	(13,605)	88,499	(92,050)
Income taxes	-	(13,903)	(15,278)	(830)	-	(30,011)
Net income (loss) from continuing operations	(63,806)	(63,806)	(10,151)	(12,775)	88,499	(62,039)
Loss from discontinued operations, net of income tax	-	-	-	(1,767)	-	(1,767)
Net loss	$(63,806)	$(63,806)	$(10,151)	$(14,542)	$88,499	$(63,806)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Three Months Ended June 30, 2017
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(63,806)	$(63,806)	$(10,151)	$(14,542)	$88,499	$(63,806)
Change in cumulative translation adjustment, net of tax	6,022	6,022	-	6,022	(12,044)	6,022
Comprehensive loss	$(57,784)	$(57,784)	$(10,151)	$(8,520)	$76,455	$(57,784)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$908,858	$126,548	$(17,540)	$1,017,866
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(5,589)	645,233	91,166	(17,540)	713,270
Depreciation, depletion, amortization and
accretion	-	2,009	178,215	23,468	-	203,692
General and administrative expenses	-	46,762	74,357	24,597	-	145,716
Loss from operations	-	(43,182)	11,053	(12,683)	-	(44,812)

Other income (expense):
Interest expense, net	-	(51,754)	1,947	26	-	(49,781)
Other income (expense)	-	(252)	538	(4,403)	-	(4,117)
Equity in losses of consolidated subsidiaries	(86,114)	(6,109)	(368)	-	92,591	-
Loss from continuing operations before income taxes	(86,114)	(101,297)	13,170	(17,060)	92,591	(98,710)
Income taxes	-	(15,183)	1,925	(67)	-	(13,325)
Net loss from continuing operations	(86,114)	(86,114)	11,245	(16,993)	92,591	(85,385)
Loss from discontinued operations, net of income tax	-	-	-	(729)	-	(729)
Net loss	$(86,114)	$(86,114)	$11,245	$(17,722)	$92,591	$(86,114)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Six Months Ended June 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(86,114)	$(86,114)	$11,245	$(17,722)	$92,591	$(86,114)
Change in cumulative translation adjustment, net of tax	(2,665)	(2,665)	-	(2,665)	5,330	(2,665)
Comprehensive loss	$(88,779)	$(88,779)	$11,245	$(20,387)	$97,921	$(88,779)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2017
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$770,188	$108,499	$(7,683)	$871,004
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	2,260	595,969	83,242	(7,683)	673,788
Depreciation, depletion, amortization and
accretion	-	2,081	194,599	25,720	-	222,400
General and administrative expenses	-	51,883	74,876	25,442	-	152,201
Loss from operations	-	(56,224)	(95,256)	(25,905)	-	(177,385)

Other income (expense):
Interest expense, net	-	(49,611)	1,759	269	-	(47,583)
Other income (expense)	-	(722)	447	(1,232)	-	(1,507)
Equity in losses of consolidated subsidiaries	(155,465)	(79,107)	(208)	-	234,780	-
Loss from continuing operations before income taxes	(155,465)	(185,664)	(93,258)	(26,868)	234,780	(226,475)
Income taxes	-	(30,199)	(44,246)	(330)	-	(74,775)
Net income (loss) from continuing operations	(155,465)	(155,465)	(49,012)	(26,538)	234,780	(151,700)
Loss from discontinued operations, net of income tax	-	-	-	(3,765)	-	(3,765)
Net loss	$(155,465)	$(155,465)	$(49,012)	$(30,303)	$234,780	$(155,465)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Six Months Ended June 30, 2017
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(155,465)	$(155,465)	$(49,012)	$(30,303)	$234,780	$(155,465)
Change in cumulative translation adjustment, net of tax	7,746	7,746	-	7,746	(15,492)	7,746
Comprehensive loss	$(147,719)	$(147,719)	$(49,012)	$(22,557)	$219,288	$(147,719)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$12,342	$(91,600)	$131,729	$(1,787)	$(11,269)	$39,415

Cash flows from investing activities:
Payments for capital expenditures	-	(549)	(114,360)	(4,932)	-	(119,841)
Proceeds from sales of assets	-	-	10,150	13,147	-	23,297
Net cash used in investing activities	-	(549)	(104,210)	8,215	-	(96,544)

Cash flows from financing activities:
Intercompany dividends	-	-	-	(11,269)	11,269	-
Changes in notes with affiliated companies, net	(8,834)	34,815	(35,613)	9,632	-	-
Other	(3,508)	(392)	-	-	-	(3,900)
Net cash provided by (used in) financing activities	(12,342)	34,423	(35,613)	(1,637)	11,269	(3,900)
Effect of exchange rate changes on cash	-	-	-	(1,311)	-	(1,311)
Net decrease in cash, cash equivalents, and restricted cash	-	(57,726)	(8,094)	3,480	-	(62,340)

Cash, cash equivalents, and restricted cash at beginning of period	-	126,533	20,923	45,027	-	192,483
Cash, cash equivalents, and restricted cash at end of period	$-	$68,807	$12,829	$48,507	$-	$130,143

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2017
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$13,572	$11,674	$(520)	$(7,579)	$17,147

Cash flows from investing activities:
Payments for capital expenditures	-	(461)	(45,506)	(10,682)	(56,649)
Other	-	-	4,090	-	4,090
Net cash used in investing activities	-	(461)	(41,416)	(10,682)	(52,559)

Cash flows from financing activities:
Changes in notes with affiliated companies, net	(6,822)	(7,812)	11,026	3,608	-
Other	(6,750)	(224)	-	-	(6,974)
Net cash used in financing activities	(13,572)	(8,036)	11,026	3,608	(6,974)
Effect of exchange rate changes on cash	-	-	-	2,093	2,093
Net decrease in cash, cash equivalents, and restricted cash	-	3,177	(30,910)	(12,560)	(40,293)

Cash, cash equivalents, and restricted cash at beginning of period	-	127,445	51,789	66,858	246,092
Cash, cash equivalents, and restricted cash at end of period	$-	$130,622	$20,879	$54,298	$205,799

(13)  Discontinued Operations

During the six months ended June 30, 2018, the remaining marine vessels and equipment of the Company’s former subsea construction business were disposed of, resulting in $0.8 million loss on sale.    Loss from discontinued operations for the three and six months ended June 30, 2018 was $1.0 million and $0.7 million, respectively.  Loss from discontinued operations for the three and six months ended June 30, 2017 was $1.8 million and $3.8 million, respectively.

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

In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash.  The guidance in this ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company adopted the accounting guidance as of January 1, 2018 and applied it retrospectively to the periods presented in the Company’s condensed consolidated statements of cash flows.  For the six months ended June 30, 2017, net cash used in investing activities was adjusted to exclude the change in restricted cash related to cash held in escrow for the future decommissioning obligations associated with an oil and gas property.  The adjustment resulted in a $30.6 million decrease in net cash used in investing activities for the six months ended June 30, 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents filed by us with the SEC contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such uncertainties include, but are not limited to: the cyclicality and volatility of the oil and gas industry, including changes in prevailing oil and gas prices or expectations about future prices; operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage for which we may have limited or no insurance coverage or indemnification rights; the effect of regulatory programs (including regarding worker health and safety laws) and environmental matters on our operations or prospects, including the risk that future changes in the regulation of hydraulic fracturing could reduce or eliminate demand for our pressure pumping and fluid management services, or that future changes in climate change legislation could result in increased operating costs or reduced commodity demand globally; counterparty risks associated with reliance on key suppliers; risks associated with the uncertainty of macroeconomic and business conditions worldwide; changes in competitive and technological factors affecting our operations; credit risk associated with our customer base; the potential inability to retain key employees and skilled workers; challenges with estimating our oil and natural gas reserves and potential liabilities related to our oil and natural gas property; risks associated with potential changes of Bureau of Ocean Energy management security and bonding requirements for offshore platforms; risks inherent in acquiring businesses; risks associated with cyber-attacks; risks associated with business growth during an industry recovery outpacing the capabilities of our infrastructure and workforce; political, legal, economic and other risks and uncertainties associated with our international operations; potential changes in tax laws, adverse positions taken by tax authorities or tax audits impacting our operating results; risks associated with our outstanding debt obligations and the potential effect of limiting our future growth and operations; our continued access to credit markets on favorable terms; the impact that unfavorable or unusual weather conditions could have on our operations; claims, litigation or other proceedings that require cash payments or could impair financial condition; not realizing the benefits of acquisitions or divestitures and volatility of the Company’s common stock. These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements. We undertake no obligation to update any of our forward-looking statements for any reason and, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Worldwide Rig Count (1)
U.S.:
Land	1,021	874	17%	986	798	24%
Offshore	18	21	-14%	17	21	-19%
Total	1,039	895	16%	1,003	819	22%
International (2)	968	958	1%	969	948	2%
Worldwide Total	2,007	1,853	8%	1,972	1,767	12%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$68.07	$48.10	42%	$65.55	$49.85	31%
Natural Gas (Henry Hub)	$2.85	$3.08	-7%	$2.96	$3.05	-3%

(1) Estimate of drilling activity as measured by the average active drilling rigs based on Baker Hughes, a GE company, rig count information.

(2) Excludes Canadian Rig Count.

Comparison of the Results of Operations for the Three Months Ended June 30, 2018 and March 31, 2018

For the second quarter of 2018,  our revenue was $535.5 million and the net loss from continuing operations was $25.4 million, or a $0.16 loss per share.  Net loss was $26.4 million, or a $0.17 loss per share.  This compares to net loss from continuing operations of $59.9 million, or $0.39 loss per share for the first quarter of 2018, on revenue of $482.3 million.  Net loss for the first quarter of 2018 was $59.7 million, or $0.39 loss per share.  The increase in U.S land market drilling activity largely contributed to the overall increase in our total revenues for the second quarter of 2018.

Second quarter 2018 revenue in our Drilling Products and Services segment increased 10% sequentially to $94.0 million, as compared to $85.2 million in the first quarter of 2018.  U.S. land revenue increased 7% sequentially to $43.4 million due to the increase in drilling activity during the quarter.  International revenue increased 17% sequentially to $27.3 million due to an increase in rentals of premium drill pipe.  Gulf of Mexico revenue increased 11% sequentially to $23.3 million primarily due to an increase in rentals of premium drill pipe.

Second quarter 2018 revenue in our Onshore Completion and Workover Services segment increased 19% to 276.2 million, as compared to $231.5 million for the first quarter of 2018.

Second quarter 2018 revenue in our Production Services segment increased 1% sequentially to $102.0 million, as compared to $100.8 million in the first quarter of 2018. International revenue increased 31% sequentially to $40.5 million primarily due to an increase in hydraulic workover and snubbing activities.  The increase was partially offset by decreases in revenue from U.S. land and Gulf of Mexico market areas.  U.S. land revenue decreased 9% sequentially to $47.9 million and Gulf of Mexico revenue decreased 22% sequentially to $13.6 million primarily due to a decrease in pressure control, hydraulic workover and snubbing and coiled tubing activities in those markets.

Second quarter 2018 revenue in our Technical Solutions segment decreased 2% sequentially to $63.3 million, as compared to $64.8 million in the first quarter of 2018.  Gulf of Mexico revenue decreased 6% sequentially to $35.3 million due to a decrease in demand for completion tools and products.  International revenue decreased 2% sequentially to $20.1 million primarily due to a decrease in demand for well control services.  These decreases were offset by an increase from U.S. land revenue, which increased 16% sequentially to $7.9 million.  The increase in revenue was primarily due to an increase in demand for completion tools and products.

Comparison of the Results of Operations for the Three Months Ended June 30, 2018 and 2017

For the three months ended June 30, 2018, our revenue was $535.5 million, an increase of $ 65.4 million or 14%, as compared to the same period in 2017.  The increase is largely attributable to a 17% increase in the U.S. land rig count.  The net loss from continuing operations was $25.4 million, or a $0.16 loss per share.  Net loss was $26.4 million, or a $0.17 loss per share.  This compares to a net loss from continuing operations for the three months ended June 30, 2017 of $62.0 million, or a $0.41 loss per share.  Net loss for the three months ended June 30, 2017 was $63.8 million, or a $0.42 loss per share.

The following table compares our operating results for the three months ended June 30, 2018 and 2017 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2018	2017	Change	%	2018	%	2017	%	Change
Drilling Products and
Services	$94,033	$68,827	$25,206	37%	$36,599	39%	$33,002	48%	$3,597
Onshore Completion and
Workover Services	276,242	249,079	27,163	11%	210,206	76%	207,021	83%	3,185
Production Services	102,004	88,606	13,398	15%	85,129	83%	71,377	81%	13,752
Technical Solutions	63,269	63,556	(287)	0%	37,876	60%	40,402	64%	(2,526)
Total	$535,548	$470,068	$65,480	14%	$369,810	69%	$351,802	75%	$18,008

Operating Segments:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 37% to $94.0 million for the three months ended June 30, 2018, as compared to $68.8 million for the same period in 2017.  Cost of services and rentals as a percentage of revenue decreased to 39% of segment revenue for the three months ended June 30, 2018, as compared to 48% for the same period in 2017.  Revenue from the U.S. land market areas increased 56% as a result of increases in revenue from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products increased along with the increase in U.S. land rig count.  Revenue from the Gulf of Mexico market area increased 4% primarily due to an increase in revenue from rentals of premium drill pipe.  The revenue from the international market areas increased 46% primarily due to an increase in revenue from rentals of premium drill pipe.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment increased 11% to $276.2 million for the three months ended June 30, 2018, as compared to $249.1 million for the same period in 2017.  All of this segment’s revenue is derived from the U.S. land market area.  Cost of services and rentals as a percentage of revenue decreased to 76% of segment revenue for the three months ended June 30, 2018, as compared to 83% for the same period in 2017, primarily due to improved pricing and efficiencies, as well as decreased start-up and fleet reactivation costs for our pressure pumping business.  The increase in revenue is primarily attributable to increased activity in our pressure pumping and well services businesses.

Production Services Segment

Revenue from our Production Services segment for the three months ended June 30, 2018 increased by 15% to $102.0 million, as compared to $88.6 million for the same period in 2017.  Cost of services and rentals as a percentage of revenue increased to 83% of segment revenue for the three months ended June 30, 2018, as compared to 81% for the same period in 2017.  Revenue from the U.S. land market area increased 45%, primarily due to increased activity in coiled tubing and pressure control services.  The revenue from the international market areas increased 14%, primarily due to an increase in hydraulic workover and snubbing and coiled tubing activities.  These increases were partially offset by a decrease in revenue from the Gulf of Mexico market area.  Revenue from Gulf of Mexico market area decreased 32%, primarily due to a decrease in hydraulic workover and snubbing activities, slickline services and specialty rentals.

Technical Solutions Segment

Revenue from our Technical Solutions segment remained flat at $63.3 million for the three months ended June 30, 2018, as compared to the same period in 2017.  Cost of services and rentals as a percentage of revenue decreased to 60% of segment revenue for the three months ended June 30, 2018, as compared to 64% for the same period in 2017.  Revenue from the international market areas increased 48%, primarily due to an increase in demand for well control services.  Revenue derived from the Gulf of Mexico market area decreased 16%, primarily due to a decrease in demand for completion tools and products.  Revenue from the U.S. land market area remained unchanged.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $98.0 million during the three months ended June 30, 2018 from $108.1 million during the same period in 2017.  Depreciation and amortization expense decreased for our Drilling Products and Services segment by $5.0 million, or 15%; for our Production Services segment by $5.9 million, or 29%; and for our Technical Solutions segment by $2.0 million, or 24%.  Depreciation and amortization expense increased for our Onshore Completion and Workover Services segment by $2.8 million, or 6%.  Depreciation expense for Corporate and Other remained flat.  The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated.

General and Administrative Expenses

General and administrative expenses were $69.9 million for the three months ended June 30, 2018, as compared to $76.7 million during the same period in 2017.  Despite a 14% increase in revenue, our total general and administrative expenses decreased 9%.  This demonstrates that we continue to benefit from the steps taken during the industry downturn, to reduce our cost structure and integrate product and service lines.

Income Taxes

Our effective income tax rate for the three months ended June 30, 2018 was 13% compared to a 33% effective income tax rate for the same period in 2017.  The effective tax rate for the three months ended June 30, 2018 was primarily impacted by the enactment of the Tax Cuts and Jobs Act of 2017, including a reduced U.S. corporate tax rate.

Comparison of the Results of Operations for the Six Months Ended June 30, 2018 and 2017

For the six months ended June 30, 2018, our revenue was $1,017.9 million, an increase of $ 146.9 million or 17%, as compared to the same period in 2017.  The increase is largely attributable to a 24% increase in the U.S. land rig count.  The net loss from continuing operations was $85.4 million, or a $0.56 loss per share.  Net loss was $86.1 million, or a $0.56 loss per share.  This compares to a net loss from continuing operations for the six months ended June 30, 2017 of $151.7 million, or a $1.00 loss per share.  Net loss for the six months ended June 30, 2017 was $155.5 million, or a $1.02 loss per share.

The following table compares our operating results for the six months ended June 30, 2018 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2018	2017	Change	%	2018	%	2017	%	Change

Drilling Products and
Services	$179,235	$137,258	$41,977	31%	$71,669	40%	$62,060	45%	$9,609
Onshore Completion and
Workover Services	507,731	454,058	53,673	12%	390,857	77%	400,710	88%	(9,853)
Production Services	202,721	157,211	45,510	29%	171,065	84%	132,157	84%	38,908
Technical Solutions	128,179	122,477	5,702	5%	79,679	62%	78,861	64%	818
Total	$1,017,866	$871,004	$146,862	17%	$713,270	70%	$673,788	77%	$39,482

Operating Segments:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 31% to $179.2 million for the six months ended June 30, 2018, as compared to $137.3 million for the same period in 2017.  Cost of services and rentals as a percentage of revenue decreased to 40% of segment revenue for the six months ended June 30, 2018, as compared to 45% for the same period in 2017.  Revenue from the U.S. land market areas increased 72% as a result of increases in revenue from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products increased along with the increase in U.S. land rig count.    The revenue from the international market areas increased 19% primarily due to an increase in revenue from rentals of premium drill pipe.    Revenue from the Gulf of Mexico market area decreased 3% primarily due to a decrease in revenue from rentals of bottom hole assemblies.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment increased 12% to $507.7 million for the six months ended June 30, 2018, as compared to $454.0 million for the same period in 2017.  All of this segment’s revenue is derived from the U.S. land market area.  Cost of services and rentals as a percentage of revenue decreased to 77% of segment revenue for the six months ended June 30, 2018, as compared to 88% for the same period in 2017, primarily due to improved pricing and efficiencies, as well as decreased start-up and fleet reactivation costs for our pressure pumping business.  The increase in revenue is primarily attributable to increased  activity in our pressure pumping, fluid management and well services businesses.

Production Services Segment

Revenue from our Production Services segment for the six months ended June 30, 2018 increased by 29% to $202.7 million, as compared to $157.2 million for the same period in 2017.  Cost of services and rentals as a percentage of revenue remained unchanged at 84% of segment revenue for the six months ended June 30, 2018, as compared to the same period in 2017.  Revenue from the U.S. land market area increased 78%, primarily due to increased activity in coiled tubing and pressure control services.  The revenue from the international market areas increased 13%, primarily due to an increase in hydraulic workover and snubbing and coiled tubing activities.  These increases were partially offset by a decrease in revenue from the Gulf of Mexico market area.  Revenue from Gulf of Mexico market area decreased 17%, primarily due to a decrease in slickline services, specialty rentals and coiled tubing activities.

Technical Solutions Segment

Revenue from our Technical Solutions segment increased 5% to $128.2 million for the six months ended June 30, 2018, as compared to $122.5 million for the same period in 2017.  Cost of services and rentals as a percentage of revenue decreased to 62% of segment revenue for the six months ended June 30, 2018, as compared to 64% for the same period in 2017.  Revenue from the international market areas increased 37%, primarily due to an increase in demand for well control services.    Revenue derived from the Gulf of Mexico market area decreased 4%, primarily due to a decrease in demand for completion tools and products.  Revenue from the U.S. land market area decreased 14%, primarily due to a decrease in demand for completion tools and products.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $203.7 million during the six months ended June 30, 2018 from $222.4 million during the same period in 2017.  Depreciation and amortization expense decreased for our Drilling Products and Services segment by $10.1 million, or 15%; for our Production Services segment by $7.2 million, or 18%; and for our Technical Solutions segment by $2.7 million, or 16%.  Depreciation and amortization expense increased for our Onshore Completion and Workover Services segment by $1.3 million, or 1%.  Depreciation expense for Corporate and Other remained flat.  The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated.

General and Administrative Expenses

General and administrative expenses were $145.7 million for the six months ended June 30, 2018, as compared to $152.2 million during the same period in 2017.  Despite a 17% increase in revenue, our total general and administrative expenses decreased 4%.  This demonstrates that we continue to benefit from the steps taken during the industry downturn, to reduce our cost structure and integrate product and service lines.

Income Taxes

Our effective income tax rate for the six months ended June 30, 2018 was 13% compared to a 33% effective income tax rate for the same period in 2017.  The effective tax rate for the six months ended June 30, 2018 was primarily impacted by the enactment of the Tax Cuts and Jobs Act of 2017, including a reduced U.S. corporate tax rate.

Liquidity and Capital Resources

For the six months ended June 30, 2018, we generated net cash from operating activities of $39.4 million, as compared to   $17.1 million for the same period in 2017.  Our primary liquidity needs during the next twelve months are for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operations and available borrowings under our credit facility.  We had cash and cash equivalents of $118.5 million at June 30, 2018, compared to $172.0 million at December 31, 2017.

We spent $119.8 million of cash on capital expenditures during the six months ended June 30, 2018.  Approximately $28.0 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory.  Approximately $77.1 million was spent on our Onshore Completion and Workover Services segment, primarily to rebuild our pressure pumping fleet.  Approximately $3.5 million and $6.9 million was spent in our Production Services and Technical Solutions segments, respectively and $4.3 million was spent in Corporate and Other.  We expect to spend up to approximately $225 million on capital expenditures during 2018.  We plan to continue adjusting our capital spending to align with market conditions and customer demand.

We have a $300 million asset-based revolving credit facility which matures in October 2022.  The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves.  Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7 1/8% senior unsecured notes due 2021.  At June 30, 2018, the borrowing base was $263.0  million and we had $37.9 million of letters of credit outstanding that reduced our borrowing availability under the revolving credit facility.   The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.  At June 30, 2018, we were in compliance with all such covenants.

We have outstanding $500 million of 7 3/4% senior unsecured notes due September 2024.  The indenture governing the 7 3/4% senior unsecured notes due 2024 requires semi-annual interest payments on March 15th and September 15th of each year, beginning on March 15, 2018, through the maturity date of September 15, 2024.  The indenture contains customary events of default and requires that we satisfy various covenants.  At June 30, 2018, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due December 2021.  The indenture governing the 7 1/8% senior notes due 2021 requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants.  At June 30, 2018, we were in compliance with all such covenants.

Other Matters

Off-Balance Sheet Arrangements and Hedging Activities

At June 30, 2018, we had no off-balance sheet arrangements and no hedging contracts.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes.  At June 30, 2018, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At June 30, 2018, we had no variable rate debt outstanding.

Commodity Price Risk

Our revenues and profitability significantly depend upon the market prices of oil and natural gas.

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

(b)

Changes in internal control.  There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share
April 1 - 30, 2018	260	$11.31
May 1 - 31, 2018	1,245	$11.82
June 1 - 30, 2018	1,183	$10.09
Total	2,688	$11.01

(1)   Through our stock incentive plans, 2,688 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock units.

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

SUPERIOR ENERGY SERVICES, INC.

		By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr. Executive Vice President, Chief Financial Officer and Treasurer

		By:	/s/ James W. Spexarth
James W. Spexarth
Chief Accounting Officer

Date:	July 25, 2018