Form 10-Q
period 2018-09-30
SUPERIOR ENERGY SERVICES INC
filed 2018-10-23
CIK 886835

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

The number of shares of the registrant’s common stock outstanding on October 19, 2018 was 154,530,114.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended September 30, 2018

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2018 and December 31, 2017
(in thousands, except share data)
(unaudited)
	9/30/2018	12/31/2017
ASSETS
Current assets:
Cash and cash equivalents	$104,690	$172,000
Accounts receivable, net of allowance for doubtful accounts of $17,884 and
$29,037 at September 30, 2018 and December 31, 2017, respectively	493,243	398,056
Income taxes receivable	-	959
Prepaid expenses	42,271	42,128
Inventory and other current assets	150,683	134,032
Assets held for sale	-	13,644
Total current assets	790,887	760,819
Property, plant and equipment, net of accumulated depreciation and depletion of $2,890,000 and $2,736,620 at September 30, 2018 and December 31, 2017, respectively	1,198,549	1,316,944
Goodwill	806,496	807,860
Notes receivable	63,009	60,149
Restricted cash	8,677	20,483
Intangible and other long-term assets, net of accumulated amortization of $92,599 and $83,359 at September 30, 2018 and December 31, 2017, respectively	134,112	143,970
Total assets	$3,001,730	$3,110,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132,166	$119,716
Accrued expenses	230,520	221,757
Income taxes payable	2,119	-
Current portion of decommissioning liabilities	24,182	27,261
Liabilities held for sale	-	6,463
Total current liabilities	388,987	375,197

Deferred income taxes	33,464	61,058
Decommissioning liabilities	104,416	103,136
Long-term debt, net	1,282,014	1,279,771
Other long-term liabilities	156,834	158,634

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized - 250,000,000, Issued and Outstanding - 154,530,114 at September 30, 2018 Authorized - 250,000,000, Issued and Outstanding - 153,263,097 at December 31, 2017	155	153
Additional paid in capital	2,728,167	2,713,161
Accumulated other comprehensive loss, net	(70,918)	(67,427)
Retained deficit	(1,621,389)	(1,513,458)
Total stockholders’ equity	1,036,015	1,132,429
Total liabilities and stockholders’ equity	$3,001,730	$3,110,225

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2018 and 2017
(in thousands, except per share data)
(unaudited)
	Three Months		Nine Months
	2018	2017	2018	2017
Revenues:
Services	$471,218	$431,874	$1,317,798	$1,170,455
Rentals	101,850	74,155	273,136	206,578
Total revenues	573,068	506,029	1,590,934	1,377,033
Costs and expenses:
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	372,837	340,401	1,017,102	959,630
Cost of rentals (exclusive of depreciation, depletion, amortization and accretion)	31,552	27,878	100,557	82,437
Depreciation, depletion, amortization and accretion - services	81,911	92,814	251,398	281,097
Depreciation, depletion, amortization and accretion - rentals	17,981	15,937	52,186	50,054
General and administrative expenses	68,895	74,372	214,611	226,573
Reduction in value of assets	-	9,953	-	9,953
Loss from operations	(108)	(55,326)	(44,920)	(232,711)

Other expense:
Interest expense, net	(24,952)	(29,096)	(74,733)	(76,679)
Other expense	(277)	(970)	(4,394)	(2,477)
Loss from continuing operations before income taxes	(25,337)	(85,392)	(124,047)	(311,867)
Income taxes	(3,521)	(28,203)	(16,846)	(102,978)
Net loss from continuing operations	(21,816)	(57,189)	(107,201)	(208,889)
Loss from discontinued operations, net of income tax	-	(1,860)	(729)	(5,625)
Net loss	$(21,816)	$(59,049)	$(107,930)	$(214,514)

Loss per share information:
Basic and diluted:
Net loss from continuing operations	$(0.14)	$(0.37)	$(0.70)	$(1.37)
Loss from discontinued operations	-	(0.02)	-	(0.04)
Net loss	$(0.14)	$(0.39)	$(0.70)	$(1.41)

Weighted average common shares used in computing loss per share:
Basic and diluted	154,529	153,082	154,047	152,624

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Three and Nine Months Ended September 30, 2018 and 2017
(in thousands)
(unaudited)
	Three Months		Nine Months
	2018	2017	2018	2017
Net loss	$(21,816)	$(59,049)	$(107,930)	$(214,514)
Change in cumulative translation adjustment, net of tax	(826)	3,629	(3,491)	11,375
Comprehensive loss	$(22,642)	$(55,420)	$(111,421)	$(203,139)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2018 and 2017
(in thousands)
(unaudited)

	2018	2017
Cash flows from operating activities:
Net loss	$(107,930)	$(214,514)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	303,584	331,151
Deferred income taxes	(25,475)	(92,999)
Reduction in value of assets	-	9,953
Stock based compensation expense	23,303	29,780
Other reconciling items, net	(8,255)	(10,489)
Changes in operating assets and liabilities:
Accounts receivable	(95,806)	(116,989)
Inventory and other current assets	(16,879)	(8,510)
Accounts payable	18,367	24,821
Accrued expenses	(9,543)	7,182
Income taxes	1,318	100,969
Other, net	672	(12,439)
Net cash provided by operating activities	83,356	47,916

Cash flows from investing activities:
Payments for capital expenditures	(186,283)	(109,635)
Proceeds from sales of assets	29,595	15,647
Net cash used in investing activities	(156,688)	(93,988)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	500,000
Principal payments on long-term debt	-	(500,000)
Payment of debt issuance costs	-	(9,091)
Tax withholdings for vested restricted stock units	(5,189)	(8,327)
Other	1,239	1,538
Net cash used in financing activities	(3,950)	(15,880)
Effect of exchange rate changes on cash	(1,834)	3,294
Net decrease in cash, cash equivalents, and restricted cash	(79,116)	(58,658)
Cash, cash equivalents, and restricted cash at beginning of period	192,483	246,092
Cash, cash equivalents, and restricted cash at end of period	$113,367	$187,434

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2018

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

The financial information of Superior Energy Services, Inc. and its subsidiaries (the Company) for the three and nine months ended September 30, 2018 and 2017 has not been audited.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein.  Certain previously reported amounts have been reclassified to conform to the 2018 presentation.  The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

The Company expenses sales commissions when incurred because the amortization period would have been one year or less.

Disaggregation of revenue

The following table presents the Company’s revenues by segment disaggregated by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. land
Drilling Products and Services	$45,605	$33,779	$129,716	$82,711
Onshore Completion and Workover Services	294,869	248,405	802,600	702,463
Production Services	47,858	40,123	148,259	96,620
Technical Solutions	8,453	9,118	23,144	26,124
Total U.S. land	$396,785	$331,425	$1,103,719	$907,918

Gulf of Mexico
Drilling Products and Services	$26,065	$23,234	$70,315	$68,985
Onshore Completion and Workover Services	-	-	-	-
Production Services	16,776	16,487	47,910	54,170
Technical Solutions	47,286	51,991	120,181	127,738
Total Gulf of Mexico	$90,127	$91,712	$238,406	$250,893

International
Drilling Products and Services	$27,514	$20,193	$78,388	$62,768
Onshore Completion and Workover Services	-	-	-	-
Production Services	41,236	40,723	112,422	103,754
Technical Solutions	17,406	21,976	57,999	51,700
Total International	$86,156	$82,892	$248,809	$218,222
Total Revenues	$573,068	$506,029	$1,590,934	$1,377,033

The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Services
Drilling Products and Services	$24,083	$21,064	$75,549	$57,564
Onshore Completion and Workover Services	284,187	239,208	771,605	679,115
Production Services	97,551	93,422	285,843	239,279
Technical Solutions	65,397	78,180	184,801	194,497
Total services	$471,218	$431,874	$1,317,798	$1,170,455

Rentals
Drilling Products and Services	$75,101	$56,142	$202,870	$156,900
Onshore Completion and Workover Services	10,682	9,197	30,995	23,348
Production Services	8,319	3,911	22,748	15,265
Technical Solutions	7,748	4,905	16,523	11,065
Total rentals	$101,850	$74,155	$273,136	$206,578
Total Revenues	$573,068	$506,029	$1,590,934	$1,377,033

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

	September 30, 2018	December 31, 2017
Finished goods	$61,393	$61,764
Raw materials	18,131	13,727
Work-in-process	8,332	6,174
Supplies and consumables	26,785	24,923
Total	$114,641	$106,588

(4)Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company related to costs associated with the abandonment of the acquired property.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities.  The Company recorded interest income related to notes receivable of $2.9 million and $2.6 million for the nine months ended September 30, 2018 and 2017, respectively.

(5)Decommissioning Liabilities

The Company’s decommissioning liabilities associated with an oil and gas property and its related assets consist of costs related to the plugging of wells, the removal of the related platform and equipment, and site restoration.  The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows needed to satisfy the liabilities have changed materially.  The Company had decommissioning liabilities of $128.6  million and $130.4 million at September 30, 2018 and December 31, 2017, respectively.

(6)Debt

The Company’s outstanding debt is as follows (in thousands):

	September 30, 2018	December 31, 2017
	Long-term	Long-term
Senior unsecured notes due September 2024	$500,000	$500,000
Senior unsecured notes due December 2021	800,000	800,000
Total debt, gross	1,300,000	1,300,000
Unamortized debt issuance costs	(17,986)	(20,229)
Total debt, net	$1,282,014	$1,279,771

Credit Facility

The Company has an asset-based revolving credit facility which matures in October 2022.  The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves.  Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7 1/8% senior unsecured notes due 2021.  At September 30, 2018, the borrowing base was $261.0 million and the Company had $47.2 million of letters of credit outstanding that reduced its borrowing availability under the revolving credit facility.  The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.

Senior Unsecured Notes

The Company has outstanding $500 million of 7 3/4% senior unsecured notes due September 2024.  The indenture governing the 7 3/4% senior unsecured notes due 2024 requires semi-annual interest payments on March 15th and September 15th of each year through the maturity date of September 15, 2024.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at September 30, 2018
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$374	$14,368	$-	$14,742
Accounts payable
Non-qualified deferred compensation liabilities	$-	$1,355	$-	$1,355
Other long-term liabilities
Non-qualified deferred compensation liabilities	$-	$21,672	$-	$21,672

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net
Non-qualified deferred compensation assets	$370	$13,817	$-	$14,187
Accounts payable
Non-qualified deferred compensation liabilities	$-	$1,253	$-	$1,253
Other long-term liabilities
Non-qualified deferred compensation liabilities	$-	$21,085	$-	$21,085

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

The fair value of the Company’s cash equivalents and accounts receivable approximates their carrying amounts.  The fair value of the Company’s long-term debt was approximately $1,326.3 million and $1,347.0 million as of September 30, 2018 and December 31, 2017, respectively.  The fair value of these debt instruments is determined by reference to the market value of the instruments as quoted in over-the-counter markets, which are Level 1 inputs.

(8)  Segment Information

Business Segments

The Drilling Products and Services segment rents and sells premium drill pipe, bottom hole assemblies, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities.  It also provides on-site accommodations and machining services.  The Onshore Completion and Workover Services segment provides pressure pumping services used to complete and stimulate production in new oil and gas wells, fluid handling services and well servicing rigs that provide a variety of well completion, workover and maintenance services.  The Production Services segment provides intervention services such as coiled tubing, cased hole and mechanical wireline, hydraulic workover and snubbing, production testing and optimization, and remedial pumping services.  The Technical Solutions segment provides services typically requiring specialized engineering, manufacturing or project planning, including well control services, stimulation and sand control services and well plug and abandonment services. It also includes the production and sale of oil and gas.

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

Summarized financial information for the Company’s segments is as follows (in thousands):

Three Months Ended September 30, 2018

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$99,184	$294,869	$105,870	$73,145	$-	$573,068
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	37,328	239,348	84,312	43,401	-	404,389
Depreciation, depletion, amortization
and accretion	27,830	47,299	17,085	6,329	1,349	99,892
General and administrative expenses	13,771	5,455	10,471	14,453	24,745	68,895
Income (loss) from operations	20,255	2,767	(5,998)	8,962	(26,094)	(108)
Interest income (expense), net	-	-	-	986	(25,938)	(24,952)
Other expense	-	-	-	-	(277)	(277)
Income (loss) from continuing operations
before income taxes	$20,255	$2,767	$(5,998)	$9,948	$(52,309)	$(25,337)

Three Months Ended September 30, 2017

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$77,206	$248,405	$97,333	$83,085	$-	$506,029
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	31,444	210,231	78,035	48,569	-	368,279
Depreciation, depletion, amortization
and accretion	31,839	48,131	19,333	8,029	1,419	108,751
General and administrative expenses	12,758	10,922	12,735	13,492	24,465	74,372
Reduction in value of assets	-	1,838	-	8,115	-	9,953
Income (loss) from operations	1,165	(22,717)	(12,770)	4,880	(25,884)	(55,326)
Interest income (expense), net	-	-	-	926	(30,022)	(29,096)
Other expense	-	-	-	-	(970)	(970)
Income (loss) from continuing operations
before income taxes	$1,165	$(22,717)	$(12,770)	$5,806	$(56,876)	$(85,392)

Nine Months Ended September 30, 2018

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$278,419	$802,600	$308,591	$201,324	$-	$1,590,934
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	108,997	630,205	255,377	123,080	-	1,117,659
Depreciation, depletion, amortization
and accretion	86,061	142,377	50,668	20,332	4,146	303,584
General and administrative expenses	40,138	29,783	29,760	41,836	73,094	214,611
Income/(loss) from operations	43,223	235	(27,214)	16,076	(77,240)	(44,920)
Interest income (expense), net	-	-	-	2,913	(77,646)	(74,733)
Other expense	-	-	-	-	(4,394)	(4,394)
Income/(loss) from continuing operations
before income taxes	$43,223	$235	$(27,214)	$18,989	$(159,280)	$(124,047)

Nine Months Ended September 30, 2017

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$214,464	$702,463	$254,544	$205,562	$-	$1,377,033
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	93,504	610,941	210,192	127,430	-	1,042,067
Depreciation, depletion, amortization
and accretion	100,187	141,899	60,115	24,660	4,290	331,151
General and administrative expenses	38,463	33,997	35,902	40,888	77,323	226,573
Reduction in value of assets	-	1,838	-	8,115	-	9,953
Income (loss) from operations	(17,690)	(86,212)	(51,665)	4,469	(81,613)	(232,711)
Interest income (expense), net	-	-	-	2,627	(79,306)	(76,679)
Other expense	-	-	-	-	(2,477)	(2,477)
Income (loss) from continuing operations
before income taxes	$(17,690)	$(86,212)	$(51,665)	$7,096	$(163,396)	$(311,867)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
September 30, 2018	$564,813	$1,468,622	$564,300	$352,327	$51,668	$3,001,730
December 31, 2017	$662,968	$1,501,214	$512,256	$377,549	$56,238	$3,110,225

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

Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$486,912	$423,137	$1,342,125	$1,158,811
Other countries	86,156	82,892	248,809	218,222
Total	$573,068	$506,029	$1,590,934	$1,377,033

Long-Lived Assets

	September 30, 2018	December 31, 2017
United States	$982,737	$1,064,823
Other countries	215,812	252,121
Total	$1,198,549	$1,316,944

(9)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants).  Under the stock incentive plans, the Company may grant incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.  The Company’s total compensation expense related to these plans was approximately $22.8 million and $29.2 million for the nine months ended September 30, 2018 and 2017, respectively, which is reflected in general and administrative expenses.

(10)  Income Taxes

The Company had $30.7 million of unrecorded tax benefits as of September 30, 2018 and December 31, 2017, all of which would impact the Company’s effective tax rate if recognized.  It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.  The Company continues to evaluate the impact of the Tax Cuts and Jobs Act of 2017 and no revisions were recorded during the nine months ended September 30, 2018.

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

For the three and nine months ended September 30, 2018 and 2017, the Company incurred a loss from continuing operations; therefore the impact of any incremental shares would be anti-dilutive.

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
September 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$37,745	$547	$66,398	$-	$104,690
Accounts receivable, net	-	(235)	431,609	61,869	-	493,243
Intercompany accounts receivable	-	10,232	67,417	3,139	(80,788)	-
Other current assets	-	9,207	145,879	37,868	-	192,954
Total current assets	-	56,949	645,452	169,274	(80,788)	790,887

Property, plant and equipment, net	-	10,577	1,001,662	186,310	-	1,198,549
Goodwill	-	-	657,099	149,397	-	806,496
Notes receivable	-	-	63,009	-	-	63,009
Long-term intercompany accounts receivable	2,236,472	-	2,047,835	182,529	(4,466,836)	-
Equity investments of consolidated subsidiaries	(1,200,202)	4,477,064	6,122	-	(3,282,984)	-
Restricted cash	-	-	8,632	45	-	8,677
Intangible and other long-term assets, net	-	21,187	105,400	7,525	-	134,112
Total assets	$1,036,270	$4,565,777	$4,535,211	$695,080	$(7,830,608)	$3,001,730

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$-	$8,089	$106,867	$17,210	$-	$132,166
Accrued expenses	255	110,937	89,405	29,923	-	230,520
Income taxes payable	-	555	-	1,564	-	2,119
Intercompany accounts payable	-	724	6,095	73,969	(80,788)	-
Current portion of decommissioning liabilities	-	-	20,670	3,512	-	24,182
Total current liabilities	255	120,305	223,037	126,178	(80,788)	388,987

Deferred income taxes	-	(155,505)	185,496	3,473	-	33,464
Decommissioning liabilities	-	-	104,416	-	-	104,416
Long-term debt, net	-	1,282,014	-	-	-	1,282,014
Long-term intercompany accounts payable	-	4,466,836	-	-	(4,466,836)	-
Other long-term liabilities	-	52,329	78,324	26,181	-	156,834
Total stockholders' equity (deficit)	1,036,015	(1,200,202)	3,943,938	539,248	(3,282,984)	1,036,015
Total liabilities and stockholders' equity	$1,036,270	$4,565,777	$4,535,211	$695,080	$(7,830,608)	$3,001,730

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$511,510	66,428	(4,870)	$573,068
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(793)	366,568	43,484	(4,870)	404,389
Depreciation, depletion, amortization and
accretion	-	965	87,973	10,954	-	99,892
General and administrative expenses	-	23,959	34,726	10,210	-	68,895
Income (loss) from operations	-	(24,131)	22,243	1,780	-	(108)

Other income (expense):
Interest expense, net	-	(26,024)	993	79	-	(24,952)
Other income (expense)	-	(356)	264	(185)	-	(277)
Equity in earnings (losses) of consolidated subsidiaries	(21,816)	19,182	(53)	-	2,687	-
Income (loss) from operations before income taxes	(21,816)	(31,329)	23,447	1,674	2,687	(25,337)
Income taxes	-	(9,513)	5,260	732	-	(3,521)
Net income (loss)	$(21,816)	$(21,816)	$18,187	$942	$2,687	$(21,816)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Three Months Ended September 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(21,816)	$(21,816)	$18,187	$942	$2,687	$(21,816)
Change in cumulative translation adjustment, net of tax	(826)	(826)	-	(826)	1,652	(826)
Comprehensive income (loss)	$(22,642)	$(22,642)	$18,187	$116	$4,339	$(22,642)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2017
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$449,267	$60,311	$(3,549)	$506,029
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(2,505)	329,074	45,259	(3,549)	368,279
Depreciation, depletion, amortization and
accretion	-	1,033	94,829	12,889	-	108,751
General and administrative expenses	-	23,960	38,247	12,165	-	74,372
Reduction in value of assets	-	-	1,835	8,118	-	9,953
Loss from operations	-	(22,488)	(14,718)	(18,120)	-	(55,326)

Other income (expense):
Interest expense, net	-	(30,216)	969	151	-	(29,096)
Other income (expense)	-	(282)	199	(887)	-	(970)
Equity in losses of consolidated subsidiaries	(59,049)	(25,096)	(250)	-	84,395	-
Loss from continuing operations before income taxes	(59,049)	(78,082)	(13,800)	(18,856)	84,395	(85,392)
Income taxes	-	(19,033)	(2,750)	(6,420)	-	(28,203)
Net loss from continuing operations	(59,049)	(59,049)	(11,050)	(12,436)	84,395	(57,189)
Loss from discontinued operations, net of income tax	-	-	-	(1,860)	-	(1,860)
Net loss	$(59,049)	$(59,049)	$(11,050)	$(14,296)	$84,395	$(59,049)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Three Months Ended September 30, 2017
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(59,049)	$(59,049)	$(11,050)	$(14,296)	$84,395	$(59,049)
Change in cumulative translation adjustment, net of tax	3,629	3,629	-	3,629	(7,258)	3,629
Comprehensive loss	$(55,420)	$(55,420)	$(11,050)	$(10,667)	$77,137	$(55,420)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$1,420,368	$192,976	$(22,410)	$1,590,934
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(6,382)	1,011,801	134,650	(22,410)	1,117,659
Depreciation, depletion, amortization and
accretion	-	2,974	266,188	34,422	-	303,584
General and administrative expenses	-	70,721	109,083	34,807	-	214,611
Income (loss) from operations	-	(67,313)	33,296	(10,903)	-	(44,920)

Other income (expense):
Interest expense, net	-	(77,778)	2,940	105	-	(74,733)
Other income (expense)	-	(608)	802	(4,588)	-	(4,394)
Equity in earnings (losses) of consolidated subsidiaries	(107,930)	13,073	(421)	-	95,278	-
Income (loss) from continuing operations before income taxes	(107,930)	(132,626)	36,617	(15,386)	95,278	(124,047)
Income taxes	-	(24,696)	7,185	665	-	(16,846)
Net income (loss) from continuing operations	(107,930)	(107,930)	29,432	(16,051)	95,278	(107,201)
Loss from discontinued operations, net of income tax	-	-	-	(729)	-	(729)
Net income (loss)	$(107,930)	$(107,930)	$29,432	$(16,780)	$95,278	$(107,930)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Nine Months Ended September 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(107,930)	$(107,930)	$29,432	$(16,780)	$95,278	$(107,930)
Change in cumulative translation adjustment, net of tax	(3,491)	(3,491)	-	(3,491)	6,982	(3,491)
Comprehensive income (loss)	$(111,421)	$(111,421)	$29,432	$(20,271)	$102,260	$(111,421)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2017
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$1,219,455	$168,810	$(11,232)	$1,377,033
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(245)	925,043	128,501	(11,232)	1,042,067
Depreciation, depletion, amortization and
accretion	-	3,114	289,428	38,609	-	331,151
General and administrative expenses	-	75,843	113,123	37,607	-	226,573
Reduction in value of assets	-	-	1,835	8,118	-	9,953
Loss from operations	-	(78,712)	(109,974)	(44,025)	-	(232,711)

Other income (expense):
Interest expense, net	-	(79,827)	2,728	420	-	(76,679)
Other income (expense)	-	(1,004)	646	(2,119)	-	(2,477)
Equity in losses of consolidated subsidiaries	(214,514)	(104,203)	(458)	-	319,175	-
Loss from continuing operations before income taxes	(214,514)	(263,746)	(107,058)	(45,724)	319,175	(311,867)
Income taxes	-	(49,232)	(46,996)	(6,750)	-	(102,978)
Net loss from continuing operations	(214,514)	(214,514)	(60,062)	(38,974)	319,175	(208,889)
Loss from discontinued operations, net of income tax	-	-	-	(5,625)	-	(5,625)
Net loss	$(214,514)	$(214,514)	$(60,062)	$(44,599)	$319,175	$(214,514)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Nine Months Ended September 30, 2017
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(214,514)	$(214,514)	$(60,062)	$(44,599)	$319,175	$(214,514)
Change in cumulative translation adjustment, net of tax	11,375	11,375	-	11,375	(22,750)	11,375
Comprehensive loss	$(203,139)	$(203,139)	$(60,062)	$(33,224)	$296,425	$(203,139)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$18,290	$(118,313)	$174,198	$23,450	$(14,269)	$83,356

Cash flows from investing activities:
Payments for capital expenditures	-	(1,509)	(175,524)	(9,250)	-	(186,283)
Proceeds from sales of assets	-	-	16,226	13,369	-	29,595
Net cash used in investing activities	-	(1,509)	(159,298)	4,119	-	(156,688)

Cash flows from financing activities:
Intercompany dividends	-	-	-	(14,269)	14,269	-
Changes in notes with affiliated companies, net	(14,775)	31,469	(26,644)	9,950	-	-
Other	(3,515)	(435)	-	-	-	(3,950)
Net cash provided by (used in) financing activities	(18,290)	31,034	(26,644)	(4,319)	14,269	(3,950)
Effect of exchange rate changes on cash	-	-	-	(1,834)	-	(1,834)
Net decrease in cash, cash equivalents, and restricted cash	-	(88,788)	(11,744)	21,416	-	(79,116)

Cash, cash equivalents, and restricted cash at beginning of period	-	126,533	20,923	45,027	-	192,483
Cash, cash equivalents, and restricted cash at end of period	$-	$37,745	$9,179	$66,443	$-	$113,367

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2017
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$20,316	$(1,071)	$46,999	$(18,328)	$47,916

Cash flows from investing activities:
Payments for capital expenditures	-	(1,041)	(94,884)	(13,710)	(109,635)
Other	-	-	15,647	-	15,647
Net cash used in investing activities	-	(1,041)	(79,237)	(13,710)	(93,988)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	500,000	-	-	500,000
Principal payments on long-term debt	-	(500,000)	-	-	(500,000)
Payment of debt issuance costs	-	(9,091)	-	-	(9,091)
Changes in notes with affiliated companies, net	(13,527)	6,037	1,336	6,154	-
Other	(6,789)	-	-	-	(6,789)
Net cash used in financing activities	(20,316)	(3,054)	1,336	6,154	(15,880)
Effect of exchange rate changes on cash	-	-	-	3,294	3,294
Net decrease in cash, cash equivalents, and restricted cash	-	(5,166)	(30,902)	(22,590)	(58,658)

Cash, cash equivalents, and restricted cash at beginning of period	-	127,445	51,789	66,858	246,092
Cash, cash equivalents, and restricted cash at end of period	$-	$122,279	$20,887	$44,268	$187,434

(13)  Discontinued Operations

During the nine months ended September 30, 2018, the remaining marine vessels and equipment of the Company’s former subsea construction business were disposed of, resulting in $0.8 million loss on sale.  Loss from discontinued operations for the three and nine months ended September 30, 2018 was $0 and $0.7 million, respectively.  Loss from discontinued operations for the three and nine months ended September 30, 2017 was $1.9 million and $5.6 million, respectively.

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

In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash.  The guidance in this ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company adopted the accounting guidance as of January 1, 2018 and applied it retrospectively to the periods presented in the Company’s condensed consolidated statements of cash flows.  For the nine months ended September 30, 2017, net cash used in investing activities was adjusted to exclude the change in restricted cash related to cash held in escrow for the future decommissioning obligations associated with an oil and gas property.  The adjustment resulted in a $30.6 million decrease in net cash used in investing activities for the nine months ended September 30, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced most existing revenue recognition guidance in GAAP.  The guidance in this ASU requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers.  The Company adopted the accounting guidance as of January 1, 2018.  The Company adopted this ASU using the modified retrospective adoption method.  The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements and no cumulative effect adjustment was recognized.

Standards not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize the assets and liabilities arising from leases on the balance sheet and disclose key information about leasing arrangements.  The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

The Company expects to adopt the new standard on January 1, 2019 and use the effective date as the date of initial application.  Therefore, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition.  The Company expects to elect the “package of practical expedients,” that would permit the Company to not reassess under the new standard prior conclusions reached about lease identification, lease classification and initial direct costs.

The Company expects that this standard will have a material effect on its financial statements.  While, the Company continues to assess all of the effects of the adoption of this ASU, the Company believes the most significant effects relate to (i) the recognition of new ROU assets and lease liabilities on the condensed consolidated balance sheet for the Company’s operating leases and (ii) providing significant new disclosures about the Company’s leasing activities.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Worldwide Rig Count (1)
U.S.:
Land	1,032	927	11%	1,001	841	19%
Offshore	19	19	0%	18	20	-10%
Total	1,051	946	11%	1,019	861	18%
International (2)	1,003	947	6%	980	948	3%
Worldwide Total	2,054	1,893	9%	1,999	1,809	11%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$69.69	$48.18	45%	$66.93	$49.30	36%
Natural Gas (Henry Hub)	$2.93	$2.95	-1%	$2.95	$3.01	-2%

(1) Estimate of drilling activity as measured by the average active drilling rigs based on Baker Hughes, a GE company, rig count information.

(2) Excludes Canadian Rig Count.

Comparison of the Results of Operations for the Three Months Ended September 30, 2018 and June 30, 2018

For the third quarter of 2018, our revenue was $573.1 million and the net loss from continuing operations was $21.8 million, or a $0.14 loss per share.  This compares to net loss from continuing operations of $25.4 million, or a  $0.16 loss per share, for the second quarter of 2018, on revenue of $535.5 million.  Net loss for the third quarter of 2018 was $21.8 million, or a  $0.14 loss per share and net loss for the second quarter of 2018 was $26.4 million, or a  $0.17 loss per share.

Third quarter 2018 revenue in our Drilling Products and Services segment increased 6% sequentially to $99.2 million, as compared to $94.0 million in the second quarter of 2018.  U.S. land revenue increased 5% sequentially to $45.6 million due to the increase in rental activity during the quarter.  International revenue remained flat at $27.5 million.  Gulf of Mexico revenue increased 12% sequentially to $26.1 million primarily due to an increase in rentals of premium drill pipe.

Third quarter 2018 revenue in our Onshore Completion and Workover Services segment increased 7% to $294.9 million, as compared to $276.2 million for the second quarter of 2018.  The increase in revenue is primarily attributable to increased activity in our pressure pumping business.

Third quarter 2018 revenue in our Production Services segment increased 4% sequentially to $105.9 million, as compared to $102.0 million in the second quarter of 2018.  Gulf of Mexico revenue increased 24% sequentially to $16.8 million primarily due to an increase in pressure control and coiled tubing activities.  International revenue increased 2% sequentially to $41.2 million primarily due to an increase in coiled tubing activities.  U.S. land revenue remained flat at $47.9 million.

Third quarter 2018 revenue in our Technical Solutions segment increased 15% sequentially to $73.1 million, as compared to $63.3 million in the second quarter of 2018.  Gulf of Mexico revenue increased 34% sequentially to $47.3 million due to an increase in demand for completion tools and products.  U.S. land revenue increased 6% sequentially to $8.4 million, primarily due to an increase in demand for completion tools and products.  These increases were partially offset by a decrease in international revenue, which decreased 13% sequentially to $17.4 million primarily due to a decrease in demand for well control services.

Comparison of the Results of Operations for the Three Months Ended September 30, 2018 and 2017

For the three months ended September 30, 2018, our revenue was $573.1 million, an increase of $67.1 million or 13%, as compared to the same period in 2017.  The increase is largely attributable to a 11% increase in the U.S. land rig count.  Net loss was $21.8 million, or a $0.14 loss per share.  This compares to a net loss for the three months ended September 30, 2017 of $59.0 million, or a $0.39 loss per share.

The following table compares our operating results for the three months ended September 30, 2018 and 2017 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2018	2017	Change	%	2018	%	2017	%	Change
Drilling Products and
Services	$99,184	$77,206	$21,978	28%	$37,328	38%	$31,444	41%	$5,884
Onshore Completion and
Workover Services	294,869	248,405	46,464	19%	239,348	81%	210,231	85%	29,117
Production Services	105,870	97,333	8,537	9%	84,312	80%	78,035	80%	6,277
Technical Solutions	73,145	83,085	(9,940)	-12%	43,401	59%	48,569	58%	(5,168)
Total	$573,068	$506,029	$67,039	13%	$404,389	71%	$368,279	73%	$36,110

Operating Segments:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 28% to $99.2 million for the three months ended September 30, 2018, as compared to $77.2 million for the same period in 2017.  Cost of services and rentals as a percentage of revenue decreased to 38% of segment revenue for the three months ended September 30, 2018, as compared to 41% for the same period in 2017.  Revenue from the U.S. land market areas increased 35% as a result of increases in revenue from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products increased along with the increase in U.S. land rig count.  Revenue from the Gulf of Mexico market area increased 12% primarily due to an increase in revenue from rentals of premium drill pipe.  The revenue from the international market areas increased 36% primarily due to an increase in revenue from rentals of premium drill pipe.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment increased 19% to $294.9 million for the three months ended September 30, 2018, as compared to $248.4 million for the same period in 2017.  All of this segment’s revenue is derived from the U.S. land market area.  Cost of services and rentals as a percentage of revenue decreased to 81% of segment revenue for the three months ended September 30, 2018, as compared to 85% for the same period in 2017, primarily due to improved pricing and efficiencies, as well as decreased start-up and fleet reactivation costs for our pressure pumping business.  The increase in revenue is primarily attributable to increased activity in our pressure pumping and well services businesses.

Production Services Segment

Revenue from our Production Services segment for the three months ended September 30, 2018 increased by 9% to $105.9 million, as compared to $97.3 million for the same period in 2017.  Cost of services and rentals as a percentage of revenue remained at 80% of segment revenue for the three months ended September 30, 2018.  Revenue from the U.S. land market area increased 19%, primarily due to increased activity in coiled tubing and pressure control services.  The revenue from the international market areas increased 1%, primarily due to an increase in coiled tubing activities.  Revenue from the Gulf of Mexico market area increased 2%, primarily due to an increase in pressure control activities.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 12% to $73.1 million for the three months ended September 30, 2018, as compared to $83.1 million for the same period in 2017.  Cost of services and rentals as a percentage of revenue increased to 59% of segment revenue for the three months ended September 30, 2018, as compared to 58% for the same period in 2017.  Revenue from the international market areas decreased 21%, primarily due to a decrease in demand for well control services.  Revenue derived from the Gulf of Mexico market area decreased 9%, primarily due to a decrease in demand for completion tools and products.  Revenue from the U.S. land market area remained unchanged.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $99.9 million during the three months ended September 30, 2018 from $108.8 million during the same period in 2017.  Depreciation and amortization expense decreased for our Drilling Products and Services segment by $4.0 million, or 13%; for our Onshore Completion and Workover Services segment by $0.8 million, or 2% for our Production Services segment by $2.2 million, or 12%; and for our Technical Solutions segment by $2.0 million, or 21%.  Depreciation expense for Corporate and Other remained flat.  The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated.

General and Administrative Expenses

General and administrative expenses were $68.9 million for the three months ended September 30, 2018, as compared to $74.4 million during the same period in 2017.  Total general and administrative expenses decreased 7% due to a reduction in our cost structure and an increase in gains on sales of assets.

Reduction in Value of Assets

The reduction in value of assets recorded during the three months ended September 30, 2017 included $9.9 million related to the reduction in value of long-lived assets within the Onshore Completion and Workover Services and Technical Solutions segments.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2018 was 13% compared to a 33% effective income tax rate for the same period in 2017.  The effective tax rate for the three months ended September 30, 2018 was primarily impacted by the enactment of the Tax Cuts and Jobs Act of 2017, including a reduced U.S. corporate tax rate.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2018 and 2017

For the nine months ended September 30, 2018, our revenue was $1,590.9 million, an increase of $ 213.9 million or 16%, as compared to the same period in 2017.  The increase is largely attributable to a 19% increase in the U.S. land rig count.  The net loss from continuing operations was $107.2 million, or a $0.70 loss per share.  Net loss was $107.9 million, or a $0.70 loss per share.  This compares to a net loss from continuing operations for the nine months ended September 30, 2017 of $208.9 million, or a $1.37 loss per share.  Net loss for the nine months ended September 30, 2017 was $214.5 million, or a $1.41 loss per share.

The following table compares our operating results for the nine months ended September 30, 2018 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2018	2017	Change	%	2018	%	2017	%	Change

Drilling Products and
Services	$278,419	$214,464	$63,955	30%	$108,997	39%	$93,504	44%	$15,493
Onshore Completion and
Workover Services	802,600	702,463	100,137	14%	630,205	79%	610,941	87%	19,264
Production Services	308,591	254,544	54,047	21%	255,377	83%	210,192	83%	45,185
Technical Solutions	201,324	205,562	(4,238)	-2%	123,080	61%	127,430	62%	(4,350)
Total	$1,590,934	$1,377,033	$213,901	16%	$1,117,659	70%	$1,042,067	76%	$75,592

Operating Segments:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 30% to $278.4 million for the nine months ended September 30, 2018, as compared to $214.5 million for the same period in 2017.  Cost of services and rentals as a percentage of revenue decreased to 39% of segment revenue for the nine months ended September 30, 2018, as compared to 44% for the same period in 2017.  Revenue from the U.S. land market areas increased 57% as a result of increases in revenue from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products increased along with the increase in U.S. land rig count.  The revenue from the international market areas increased 25% primarily due to an increase in revenue from rentals of premium drill pipe.  Revenue from the Gulf of Mexico market area increased 2% primarily due to an increase in revenue from rentals of premium drill pipe.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment increased 14% to $802.6 million for the nine months ended September 30, 2018, as compared to $702.4 million for the same period in 2017.  All of this segment’s revenue is derived from the U.S. land market area.  Cost of services and rentals as a percentage of revenue decreased to 79% of segment revenue for the nine months ended September 30, 2018, as compared to 87% for the same period in 2017, primarily due to improved pricing and efficiencies, as well as decreased start-up and fleet reactivation costs for our pressure pumping business.  The increase in revenue is primarily attributable to increased activity in our pressure pumping, fluid management and well services businesses.

Production Services Segment

Revenue from our Production Services segment for the nine months ended September 30, 2018 increased by 21% to $308.6 million, as compared to $254.5 million for the same period in 2017.  Cost of services and rentals as a percentage of revenue remained at 83% of segment revenue for the nine months ended September 30, 2018.  Revenue from the U.S. land market area increased 53%, primarily due to increased activity in coiled tubing and pressure control services.  The revenue from the international market areas increased 8%, primarily due to an increase in hydraulic workover and snubbing and coiled tubing activities.  These increases were partially offset by a decrease in revenue from the Gulf of Mexico market area.  Revenue from Gulf of Mexico market area decreased 12%, primarily due to a decrease in slickline services and coiled tubing activities.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 2% to $201.3 million for the nine months ended September 30, 2018, as compared to $205.6 million for the same period in 2017.  Cost of services and rentals as a percentage of revenue decreased to 61% of segment revenue for the nine months ended September 30, 2018, as compared to 62% for the same period in 2017.  Revenue from the international market areas increased 12%, primarily due to an increase in demand for well control services.  Revenue derived from the Gulf of Mexico market area decreased 6%, primarily due to a decrease in demand for completion tools and products.  Revenue from the U.S. land market area decreased 11%, primarily due to a decrease in demand for well control services.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $303.6 million during the nine months ended September 30, 2018 from $331.2 million during the same period in 2017.  Depreciation and amortization expense decreased for our Drilling Products and Services segment by $14.2 million, or 14%; for our Production Services segment by $9.5 million, or 16%; and for our Technical Solutions segment by $4.3 million, or 18%.  Depreciation expense for our Onshore Completion and Workover Services segment and Corporate and Other remained flat.  The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated.

General and Administrative Expenses

General and administrative expenses were $214.6 million for the nine months ended September 30, 2018, as compared to $226.6 million during the same period in 2017.  Total general and administrative expenses decreased 5% due to a reduction in our cost structure and an increase in gains on sales of assets.

Reduction in Value of Assets

The reduction in value of assets recorded during the nine months ended September 30, 2017 included $9.9 million related to the reduction in value of long-lived assets within the Onshore Completion and Workover Services and Technical Solutions segments.

Income Taxes

Our effective income tax rate for the nine months ended September 30, 2018 was 13% compared to a 33% effective income tax rate for the same period in 2017.  The effective tax rate for the nine months ended September 30, 2018 was primarily impacted by the enactment of the Tax Cuts and Jobs Act of 2017, including a reduced U.S. corporate tax rate.

Liquidity and Capital Resources

For the nine months ended September 30, 2018, we generated net cash from operating activities of $83.4 million, as compared to $47.9 million for the same period in 2017.  Our primary liquidity needs during the next twelve months are for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operations and available borrowings under our credit facility.  We had cash and cash equivalents of $104.7 million at September 30, 2018, compared to $172.0 million at December 31, 2017.

We spent $186.3 million of cash on capital expenditures during the nine months ended September 30, 2018.  Approximately $40.2 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory.  Approximately $124.6 million was spent on our Onshore Completion and Workover Services segment, primarily to rebuild our pressure pumping fleet.  Approximately $8.6 million and $11.3 million was spent in our Production Services and Technical Solutions segments, respectively.  We expect to spend up to approximately $225 million on capital expenditures during 2018. We plan to continue adjusting our capital spending to align with market conditions and customer demand.

We have an asset-based revolving credit facility which matures in October 2022.  The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves.  Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7 1/8% senior unsecured notes due 2021.  At September 30, 2018, the borrowing base was $261.0 million and we had $47.2 million of letters of credit outstanding that reduced our borrowing availability under the revolving credit facility.   The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.  At September 30, 2018, we were in compliance with all such covenants.

We have outstanding $500 million of 7 3/4% senior unsecured notes due September 2024.  The indenture governing the 7 3/4% senior unsecured notes due 2024 requires semi-annual interest payments on March 15th and September 15th of each year through the maturity date of September 15, 2024.  The indenture contains customary events of default and requires that we satisfy various covenants.  At September 30, 2018, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due December 2021.  The indenture governing the 7 1/8% senior notes due 2021 requires semi-annual interest payments on June 15th and December 15th of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants.  At September 30, 2018, we were in compliance with all such covenants.

Other Matters

Off-Balance Sheet Arrangements and Hedging Activities

At September 30, 2018, we had no off-balance sheet arrangements and no hedging contracts.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes.  At September 30, 2018, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At September 30, 2018, we had no variable rate debt outstanding.

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

(b)

Changes in internal control.  There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share
July 1 - 31, 2018	416	$9.84
August 1 - 31, 2018	197	$9.31
September 1 - 30, 2018	-	$-
Total	613	$9.67

(1)   Through our stock incentive plans, 613 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock units.

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

First Amendment to Fifth Amended and Restated Credit Agreement, dated September 25, 2018, among SESI, L.L.C., Superior Energy Services, Inc., the guarantors party thereto, JPMorgan Chase Bank N.A. as administrative agent and the lenders party thereto.

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

SUPERIOR ENERGY SERVICES, INC.

		By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr. Executive Vice President, Chief Financial Officer and Treasurer

		By:	/s/ James W. Spexarth
James W. Spexarth
Chief Accounting Officer

Date:	October 23, 2018