Form 10-K
period 2018-12-31
SUPERIOR ENERGY SERVICES INC
filed 2019-02-21
CIK 886835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

______________________________________________________________________________________________

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018

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

At June 30, 2018, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $1.52 billion.  At February 14, 2019 there were 155,931,859 shares of the registrant’s common stock outstanding.

______________________________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Items 10, 11, 12, 13 and 14 of Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K for

the Fiscal Year Ended December 31, 2018

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other documents filed by us with the Securities and Exchange Commission (SEC) contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All statements other than statements of historical fact included in this Annual Report on Form 10-K or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements.  These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made.  Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements.  Such risks and uncertainties include, but are not limited to: the conditions in the oil and gas industry, especially oil and natural gas prices and capital expenditures by oil and gas companies; our outstanding debt obligations and the potential effect of limiting our ability to fund future growth and operations and increasing our exposure to risk during adverse economic conditions; necessary capital financing may not be available at economic rates or at all; volatility of our common stock; operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage for which we may have limited or no insurance coverage or indemnification rights; we may not be fully indemnified against losses incurred due to catastrophic events; claims, litigation or other proceedings that require cash payments or could impair financial condition; credit risk associated with our customer base; the effect of regulatory programs (including regarding worker health and safety laws) and environmental matters on our operations or prospects, including the risk that future changes in the regulation of hydraulic fracturing could reduce demand for our pressure pumping and fluid management services, or that future changes in climate change legislation could result in increased operating costs or reduced commodity demand globally; the impact that unfavorable or unusual weather conditions could have on our operations; the potential inability to retain key employees and skilled workers; political, legal, economic and other risks and uncertainties associated with our international operations; laws, regulations or practices in foreign countries could materially restrict our operations or expose us to additional risks; potential changes in tax laws, adverse positions taken by tax authorities or tax audits impacting our operating results; changes in competitive and technological factors affecting our operations; risks associated with the uncertainty of macroeconomic and business conditions worldwide; not realizing the benefits of acquisitions or divestitures; our operations may be subject to cyber-attacks that could have an adverse effect on our business operations; counterparty risks associated with reliance on key suppliers; challenges with estimating our potential liabilities related to our oil and natural gas property; and risks associated with potential changes of Bureau of Ocean Energy Management (BOEM) security and bonding requirements for offshore platforms.  These risks and other uncertainties related to our business are described in detail below in Part I, Item 1A of this Annual Report on Form 10-K.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate.  Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results.  For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements.  We undertake no obligation to update any of our forward-looking statements for any reason, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

▪	Surface rentals – Includes rentals of temporary onshore and offshore accommodation modules and accessories.

•	Onshore Completion and Workover Services – Includes pressure pumping, fluid management and workover services.

▪	Pressure pumping – Includes hydraulic fracturing and high pressure pumping services used to complete and stimulate production in new oil and gas wells.

▪

Fluid management – Includes services used to obtain, move, store and dispose of fluids that are involved in the exploration, development and production of oil and gas, including mobile piping systems, specialized trucks, fracturing tanks and other assets that transport, heat, pump and dispose of fluids.

▪	Workover services – Includes a variety of well completion, workover and maintenance services, including installations, completions, sidetracking of wells and support for perforating operations.

•	Production Services – Includes intervention services.

▪

Intervention services – Includes services to enhance, maintain and extend oil and gas production during the life of the well, including coiled tubing, cased hole and mechanical wireline, hydraulic workover and snubbing, pressure control services, production testing and optimization.

•

Technical Solutions – Includes products and services that generally address customer-specific needs with their applications, which typically require specialized engineering, manufacturing or project planning expertise.  Most operations requiring our technical solutions are generally in offshore environments during the completion, production and decommissioning phase of an oil and gas well.  These products and services primarily include completion tools and services, well control services and subsea well intervention.

▪

Completion tools and services – Provides products and services used during the completion phase of an offshore well to control sand and maximize oil and gas production, including sand control systems, well screens and filters, and surface-controlled sub surface safety valves.

▪	Well control services – Resolves well control and pressure control problems through firefighting, engineering and well control training.

▪	Subsea well intervention – Provides offshore well decommissioning services, consisting of plugging and abandoning wells at the end of their economic life.

The Technical Solutions segment also includes revenues from oil and gas production related to our 51% ownership interest in our sole federal offshore oil and gas property (which we refer to in this Annual Report on Form 10-K as the “oil and gas property”) and related assets.

Customers

Our customers are the major and independent oil and gas companies that are active in the geographic areas in which we operate.  There were no customers that exceeded 10% of our total revenues in 2018.  Anadarko Petroleum Corporation (Anadarko) accounted for approximately 13% and 11% of our revenues in 2017 and 2016, respectively, primarily within the Onshore Completion and Workover Services segment.  The reduction in sales to existing large customers could have a material adverse effect on our business and operations if it is not offset by sales to new or other existing customers.

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

We maintain a liability insurance program that covers against certain operating hazards, including product liability, property damage and personal injury claims, as well as certain limited environmental pollution claims for damage to a third party or its property arising out of contact with pollution for which we are liable, but well control costs are not covered by this program.  These policies include primary and excess umbrella liability policies with limits of $350 million per occurrence, including sudden and accidental pollution incidents.  All of the insurance policies we purchase contain specific terms, conditions, limitations and exclusions and are subject to either deductibles or self-insured retention amounts for which we are responsible.  There can be no assurance that the nature and amount of insurance we maintain will be sufficient to fully protect us against all liabilities related to our business.

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

Employees

At December 31, 2018, we had approximately 6,600 employees.  Approximately 6% of our employees are subject to union contracts, all of which are in international locations.  We believe that we have good relationships with our employees.

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

Other Information

We have our principal executive offices at 1001 Louisiana Street, Suite 2900, Houston, Texas 77002.  Our telephone number is (713) 654-2200.  We also have a website at http://www.superiorenergy.com.  Copies of the annual, quarterly and current reports we file with or furnish to the SEC, and any amendments to those reports, are available on our website free of charge soon after such reports are filed with or furnished to the SEC.  The information posted on our website is not incorporated into this Annual Report on Form 10-K.  Alternatively, you may access these reports at the SEC’s website at http://www.sec.gov/.

Our Shared Core Values at Work (Code of Conduct) applies to all of our directors, officers and employees.  This Code of Conduct is publicly available on the Corporate Governance page in the About Us section of our website at http://www.superiorenergy.com.  Any waivers granted to directors or executive officers and any material amendment to our Code of Conduct will be posted promptly on our website and/or disclosed in a current report on Form 8-K.

Investors should be aware that while we do, at various times, communicate with securities analysts, it is against our policy to selectively disclose to them any material non-public information or other confidential information.  Accordingly, investors should not assume that we agree with any statement or report issued by an analyst with respect to our past or projected performance.  To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Executive Officers

The following table indicates the names and ages of our executive officers, including all offices and positions held by each in the past five years:

Name and Age	Offices Held and Term of Office
David D. Dunlap (Age 57)	President and Chief Executive Officer, since February 2011
Westervelt T. Ballard, Jr. (Age 47)	Executive Vice President, Chief Financial Officer and Treasurer, since March 2018 Executive Vice President of International Services, from February 2012 to February 2018
James W. Spexarth (Age 51)	Chief Accounting Officer, since March 2018 Vice President and Corporate Controller, from August 2013 to February 2018
A. Patrick Bernard (Age 61)	Executive Vice President, since April 2016 Senior Executive Vice President, from July 2006 to March 2016
Brian K. Moore (Age 62)	Executive Vice President of Corporate Services, since April 2016 Senior Executive Vice President of North America Services, from February 2012 to March 2016
William B. Masters (Age 61)	Executive Vice President and General Counsel, since March 2008

Item 1A. Risk Factors

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of this Annual Report on Form 10-K, the consolidated financial statements and related notes contained in Part II, Item 8 of this Annual Report on Form 10-K and the matters contained under the caption “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

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

At December 31, 2018, we had $1.3 billion in outstanding debt obligations, $800 million of which matures in December 2021.  Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness.  These factors include those discussed elsewhere in these Risk Factors and those listed in the “Forward-Looking Statements” section included in this Annual Report on Form 10-K.

Our existing debt and associated commitments could have important adverse consequences.  For example, these commitments could:

•	make it more difficult for us to satisfy our contractual obligations;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to refinance our debt in the future or borrow additional funds;
•	limit our ability to fund future working capital, capital expenditures, acquisitions or other corporate requirements;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and
•	place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt.

Necessary capital financing may not be available at economic rates or at all.

Turmoil in the credit and financial markets could adversely affect financial institutions, inhibit lending and limit our access to funding through borrowings under our credit facility or obtaining other financing in the public or private capital markets on terms we believe to be reasonable.  Prevailing market conditions could be adversely affected by the ongoing disruptions in domestic or overseas sovereign or corporate debt markets, low commodity prices or other factors impacting our business, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad.  Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets.  This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all.  Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations, or to meet our other financial commitments.

The price of our common stock has been volatile and may continue to fluctuate substantially.

The market price of our common stock has been volatile in the past.  During the year ended December 31, 2018, our common stock had traded as high as $12.73 and as low as $2.87.  In addition, the market price of our common stock may be highly volatile in the future.  Some of the factors that could affect the price of our common stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community about our financial condition or results of operations.  General market conditions and U.S. or international economic factors and political events unrelated to our performance may also affect our stock price.  For these reasons, investors should not rely on recent trends in the price of our common stock to predict the future price of our common stock or our financial results.

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

Increased regulation of or limiting or banning hydraulic fracturing and wastewater disposal could reduce demand for our pressure pumping and fluid management services.

Our customers rely on hydraulic fracturing in conducting exploration and production operations.  Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies.  However, the practice of hydraulically fracturing formations to stimulate the production of natural gas and oil remains under increased scrutiny from federal, state and local governmental authorities.  Various federal legislative and regulatory initiatives have been undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations.  Federal agencies, including the Environmental Protection Agency (EPA) and Bureau of Land Management, have in the past asserted regulatory authority over certain aspects of hydraulic fracturing within their specific jurisdiction.  From time to time, Congress has considered legislative measures to regulate hydraulic fracturing, including the imposition of chemical disclosure and permitting requirements.

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

In addition, in recent years there have been various legislative and regulatory initiatives intended to address seismic activity associated with disposal wells.  Developing research suggests that the link between seismic activity and wastewater disposal may vary by region, and that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity.  The United States Geological Survey identified certain states with the most significant hazards from induced seismicity, including states where we operate, such as Oklahoma, Texas and Colorado.  In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells in proximity to faults.  For example, Oklahoma implemented plans restricting or suspending disposal well operations of certain wells where seismic incidents have occurred. In particular, hydraulic fracturing operations in the Oklahoma SCOOP and STACK, where we conduct operations may be suspended following earthquakes of certain magnitudes in the vicinity. In addition, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division issued an order limiting future increases in the volume of oil and natural gas wastewater injected into the ground in an effort to reduce the number of earthquakes in the state. The Texas Railroad Commission has adopted similar rules. Furthermore, ongoing lawsuits allege that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells. Increased regulation and attention given to induced seismicity could lead to greater opposition to oil and gas activities utilizing injection wells for waste disposal.

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

Increasing concerns that emissions of carbon dioxide, methane and other greenhouse gases (GHGs) may endanger public health and produce climate changes with significant physical effects, such as increased frequency and severity of storms, floods, droughts and other climatic events, have drawn significant attention from government agencies and environmental advocacy groups.  In response, additional costly requirements and restrictions have been imposed on the oil and gas industry to regulate and reduce the emission of GHGs.

Specifically, the EPA has adopted regulations under existing provisions of the federal Clean Air Act (CAA) which increase operational costs by requiring the monitoring and annual reporting of GHG emissions from oil and gas production, processing, transmission and storage facilities in the United States.  Although, the U.S. Congress has considered legislation to reduce emissions of GHGs, significant legislation has not yet been adopted to reduce GHG emissions at the federal level.  In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions through the completion of GHG emissions inventories and through cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting GHGs.  Given the long-term trend towards increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility.  Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that proposed an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This agreement was signed by the United States in April 2016 and entered into force in November 2016. The United States is one of over 120 nations having ratified or otherwise consented to the agreement; however this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. In June 2017, President Trump announced that the United States intended to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or a separate agreement. In August 2017, the U.S. Department of State officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would result in an effective exit date of November 2020. The United States’ adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time.

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

In 2018, we conducted business in more than 50 countries, and we intend to expand our international operations.

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

These and the other risks outlined above could cause us to curtail or terminate operations, result in the loss of personnel or assets, disrupt financial and commercial markets and generate greater political and economic instability in some of the geographic areas in which we operate.  International areas where we operate that have significant risk include the Middle East, Indonesia, Nigeria and Angola.

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

Estimates of our potential liabilities relating to our oil and natural gas property may be incorrect.

Actual abandonment expenses may vary substantially from those estimated by us and any significant variance in these assumptions could materially affect the estimated liability recorded in our consolidated financial statements.  Therefore, the risk exists we may underestimate the cost of plugging wells and abandoning production facilities.  If costs of abandonment are materially greater than our estimates, this could have an adverse effect on our financial condition, results of operations and cash flows.

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

During the second half of 2016, BSEE increased its estimates of many offshore operator’s decommissioning costs, including the decommissioning costs at our sole federal offshore oil and gas property, in which our subsidiary owns a 51% non-operating interest.  In October 2016, BOEM sent an initial proposal letter to the operator of the oil and gas property, proposing an increase in the supplemental bonding requirement for the property’s sole fixed platform that was eight to ten times higher than the revised supplemental bonding requirement requested for any other deep-water fixed platform in the U.S. Gulf of Mexico.  Both the operator and our subsidiary submitted formal dispute notices, asserting that the estimates in the October 2016 proposal letter may be based on erroneous or arbitrary estimates of the potential decommissioning costs, and requesting in-person meetings to discuss the estimate.  We asked that BSEE and BOEM reduce the estimate to an amount that more closely approximates actual decommissioning costs, consistent with estimates identified by BSEE and BOEM for similar deep-water platforms. BSEE and BOEM have not yet responded to our dispute notice. If BOEM ultimately issues a formal order and we are unable to obtain the additional required bonds or assurances, BOEM may suspend or cancel operations at the oil and gas property or otherwise impose monetary penalties. Any of these actions could have a material adverse effect on our financial condition, operating cash flows and liquidity.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “SPN.”  At February 14, 2019, there were 155,931,859 shares of our common stock outstanding, which were held by 112 record holders.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock for the five years ended December 31, 2018 with the cumulative total return on the Standard & Poor’ 500 Index (S&P 500 Index) and our Self-Determined Peer Group, as described below, for the same period.  The information in the graph is based on the assumption of a $100 investment on January 1, 2014 at closing prices on December 31, 2013.  The comparisons in the graph are required by the SEC and are not intended to be a forecast or indicative of possible future performance of our common stock.  The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
2013
2014
2015
2016
2017
2018
Superior Energy Services, Inc.
S&P 500 Index
Peer Group

	2014	2015	2016	2017	2018
Superior Energy Services, Inc.	$77	$52	$66	$38	$13
S&P 500 Index	$114	$115	$129	$157	$150
Peer Group	$82	$57	$80	$69	$36

NOTES:

•	The lines represent monthly index levels derived from compounded daily returns that reflect the reinvestment of all dividends.
•	The indexes are reweighted daily, using the market capitalization on the previous trading day.
•	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
•	The index level for all securities was set to $100.00 on December 31, 2013.

Our Self-Determined Peer Group consisted of 13 companies whose average stockholder return levels comprised part of the performance criteria established by the Compensation Committee of our Board of Directors under grants made in 2018 as part of our long-term incentive compensation program: Basic Energy Services, Inc., Halliburton Company, Helix Energy Solutions Group, Inc., Helmerich & Payne, Inc., Key Energy Services, Inc., Nabors Industries Ltd., National Oilwell Varco, Inc., Oceaneering International, Inc., Oil States International, Inc., Patterson-UTI Energy, Inc., RPC, Inc., Schlumberger N.V. and Weatherford International plc.

Equity Compensation Plan Information

Information required by this item with respect to compensation plans under which our equity securities are authorized for issuance is incorporated by reference from Part III, Item 12 of this Annual Report Form 10-K, which will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Share Repurchases

The following table provides information about shares of our common stock repurchased and retired during each month for the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1 - 31, 2018	865	$11.53
November 1 - 30, 2018	-	$-
December 1 - 31, 2018	-	$-
Total	865	$11.53

 (1) Through our stock incentive plans, 865 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of long-term incentive awards.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with both “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K in order to understand factors which may affect the comparability of the Selected Financial Data.

	2018	2017	2016	2015	2014
	(in thousands, except per share data)

Revenues	$2,130,265	$1,874,076	$1,450,047	$2,774,565	$4,556,622
Income (loss) from operations	(801,664)	(272,997)	(1,030,209)	(1,952,989)	546,604
Net income (loss) from continuing operations	(857,386)	(187,011)	(833,340)	(1,807,763)	280,790
Loss from discontinued operations, net of tax	(729)	(18,910)	(53,559)	(46,955)	(22,973)
Net income (loss)	(858,115)	(205,921)	(886,899)	(1,854,718)	257,817
Net income (loss) from continuing operations per share:
Basic	(5.55)	(1.22)	(5.50)	(12.02)	1.81
Diluted	(5.55)	(1.22)	(5.50)	(12.02)	1.79
Net loss from discontinued operations per share:
Basic	(0.01)	(0.13)	(0.35)	(0.31)	(0.15)
Diluted	(0.01)	(0.13)	(0.35)	(0.31)	(0.14)
Net income (loss) per share:
Basic	(5.56)	(1.35)	(5.85)	(12.33)	1.66
Diluted	(5.56)	(1.35)	(5.85)	(12.33)	1.65

Cash dividends declared per share	-	-	0.08	0.32	0.24

Cash	$158,050	$172,000	$187,591	$564,017	$393,046
Working capital	410,128	385,622	437,017	846,549	984,626
Total assets	2,215,962	3,110,225	3,470,255	4,914,244	7,317,782
Long-term debt, net	1,282,921	1,279,771	1,284,600	1,588,263	1,600,373
Decommissioning liabilities, less current portion	126,558	103,136	101,513	98,890	88,000
Stockholders' equity	290,739	1,132,429	1,303,920	2,210,812	4,079,738

For 2018, 2017, 2016 and 2015 net loss from continuing operations included $739.7 million, $14.2 million, $500.4 million and $1,738.9 million, respectively of reduction in value of assets.

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

Financial Results

During the first three quarters of 2018, both commodity prices and the worldwide rig count increased compared to 2017.  Commencing early in the fourth quarter of 2018, and by the end of the year, the price of crude oil had declined by more than 40%, which led to a sharp decrease in U.S. land well completion activity during the final months of the year.  In addition, during the fourth quarter of 2018, we faced temporary challenges caused by offtake capacity constraints in the Permian and Midcontinent basins in West Texas which led to a decrease in demand for our completion services, and, in turn, to negative pressure on our utilization and pricing.

During 2018, we generated $2,130.3 million of revenue which represents a 14% increase from $1,874.1 million of revenue generated during 2017.  The increase in revenue is largely attributable to our U.S. land market area, in which revenue grew by 18% during 2018.  The increase in revenue generated in the U.S. land market area was primarily due to increased revenues from our hydraulic fracturing services, rental products and an increase in demand for completion tools and products.  In addition, revenue from our international market areas increased by 11%, primarily driven by increased revenue from premium drill pipe rentals, coiled tubing services and completion tools and products.  Revenue generated from the Gulf of Mexico market area remained flat.  We believe our 2018 results demonstrated the value of our geographical diversity and exposure that we have to the opportunities in the global offshore and land markets with multiple product lines.

During the fourth quarter of 2018, the industry climate deteriorated rapidly due to the dramatic decline in crude oil prices and the related large sell-off in the equity markets for issuers in the energy industry.  As a result of these adverse changes in the business environment that occurred during the fourth quarter and our strategic review of expected near-term cash flows from operations, we recorded a pre-tax impairment charge of $739.7 million.  The pre-tax impairment charge included a $668.9 million impairment of the remaining goodwill in our Onshore Completion and Workover Services and Production Services segments and a $70.8 million impairment of long-lived assets primarily in our Onshore Completion and Workover Services and Production Services segments.  In addition, we also recorded a pre-tax charge of $12.0 million, primarily for severance and inventory write-downs.  For the year ended December 31, 2018, our net loss was $858.1 million, or $5.56 loss per share.

Despite the challenges we faced as the year progressed, we generated $350.9 million in adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), which represents a 95% increase from $179.8 million of adjusted EBITDA generated during 2017.  Refer to the “Non-GAAP Financial Measures” section below for a further discussion and a reconciliation of adjusted EBITDA to net operating loss.  During 2018, we generated $165.1 million of cash flows from operating activities, which represents a 71% increase from operating cash flows generated during 2017.  The increase in operating cash flows demonstrates our commitment to improving and managing our working capital position.  During 2018, we also received $33.3 million in proceeds from sales of non-core long-lived assets.

During 2018, we made $221.4 million of capital expenditures, an increase of 34% from 2017.  Our increased capital expenditures were primarily driven by the increased activity in the U.S. land market area with the majority of the capital spending used to rebuild our pressure pumping fleet.  During 2019, we expect to limit capital spending within our operational cash flow levels to generate free cash flow and allocate capital to businesses with higher returns on invested capital.

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

	2018	2017	2018 to 2017 Change	2016	2017 to 2016 Change
Worldwide Rig Count (1)
U.S.:
Land	1,013	856	18%	486	76%
Offshore	19	20	-5%	23	-13%
Total	1,032	876	18%	509	72%
International (2)	988	948	4%	955	-1%
Worldwide Total	2,020	1,824	11%	1,464	25%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$65.23	$50.80	28%	$43.29	17%
Natural Gas (Henry Hub)	$3.15	$2.99	5%	$2.52	19%

(1) Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes, a GE company, rig count information.

(2) Excludes Canadian rig count.

At December 31, 2018, the U.S. land rig count was 1,059 rigs and the price of crude oil was $45.15 per barrel.

Overview of our business segments

We attribute revenue to major geographic regions based on the location where services are performed or the destination of the rental or sale of products.  The following table compares our revenues generated from major geographic regions (in thousands).

	Revenue
	2018	%	2017	%	Change
U.S. Land	$1,460,604	69%	$1,238,954	66%	$221,650
Gulf of Mexico	327,874	15%	327,306	17%	568
International	341,787	16%	307,816	16%	33,971
Total	$2,130,265	100%	$1,874,076	100%	$256,189

The Drilling Products and Services segment is capital intensive with higher operating margins relative to our other segments as a result of relatively low operating expenses.  The largest fixed cost is depreciation as there is little labor associated with our drilling products and services businesses.  In 2018, 46% of segment revenue was derived from U.S. land market area (up from 40% in 2017), while 26% of segment revenue was from the Gulf of Mexico market area (down from 31% in 2017) and 28% of segment revenue was from international market areas (down from 29% in 2017).  Premium drill pipe accounted for more than 55% of this segment’s revenue in 2018, while bottom hole assemblies and accommodations each accounted for approximately 20% of this segment’s revenue in 2018.

The Onshore Completion and Workover Services segment consists primarily of services used in the completion and workover of oil and gas wells on land.  These services include pressure pumping, well service rigs and fluid management services.  All of this segment’s revenue is derived in the U.S. land market areas.  Demand for these services in the U.S. land market can change quickly and is highly dependent on the number of oil and natural gas wells drilled and completed.  Given the cyclical nature of these drilling and completion activities in the U.S. land market, coupled with the high labor intensity of these services, operating margins can fluctuate widely depending on supply and demand at a given point in the cycle.  Pressure pumping is the largest service offering in this segment, representing more than 60% of this segment’s revenue in 2018.  Fluid management and well service rigs each accounted for approximately 20% of this segment’s revenue in 2018.

The Production Services segment consists of intervention services primarily used to maintain and extend oil and gas production during the life of a producing well.  These services are labor intensive and margins fluctuate based on how much capital our customers allocate towards enhancing existing oil and gas production from mature wells.  In 2018, 47% of segment revenue was derived from the U.S. land market area (up from 41% in 2017), while 16% of segment revenue was from the Gulf of Mexico market area (down from 20% in 2017) and 37% of this segment’s revenue was from international market areas (down from 39% in 2017).  Coiled tubing is the largest service offering in this segment, accounting for approximately 28% of this segment’s revenue in 2018.  Hydraulic workover and snubbing represented approximately 18% of this segment’s revenue in 2018, pressure control services represented approximately 22% of this segment’s revenue and electric wireline accounted for approximately 12% of this segment’s revenue in 2018.

The Technical Solutions segment consists of products and services that address customer-specific needs and include offerings such as completion tools and services, well control services, subsea well intervention and the production and sale of oil and gas.  Given the project-specific nature associated with several of the service offerings in this segment and the seasonality associated with Gulf of Mexico activity, revenue and operating margins in this segment can have significant variations from quarter to quarter.  In 2018, revenue derived from the U.S. land market area was 12% of segment revenue (down from 13% in 2017), while 59% of segment revenue was from the Gulf of Mexico market area (unchanged from 2017) and 29% of segment revenue was from international market areas (up from 28% in 2017).  Completion tools and products accounted for approximately 40% of this segment’s revenue in 2018, while well control services represented more than 30% of this segment’s revenue in 2018.

Comparison of the Results of Operations for the Years Ended December 31, 2018 and 2017

For 2018, our revenue was $2,130.3 million, an increase of $256.2 million or 14%, as compared to 2017.  The increase is largely attributable to an increase in land-based activity, particularly in the U.S. land market, where the average rig count increased 18% as compared to 2017.  As a result of the adverse changes in the business environment that occurred during the fourth quarter of 2018 and our strategic review of expected near-term cash flows from operations, we recorded a pre-tax impairment charge of $739.7 million, which resulted in a net loss from continuing operations of $857.4 million, or a $5.55 loss per share.  Net loss was $858.1 million, or $5.56 loss per share.  For 2017, our revenue was $1,874.1 million, resulting in a loss from continuing operations of $187.0 million, or $1.22 loss per share.  Net loss was $205.9 million, or $1.35 loss per share.  Included in the results for 2017 were pre-tax charges of $14.2 million related to the reduction in value of assets.

The following table compares our operating results for 2018 and 2017 (in thousands).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2018	2017	Change	%	2018	%	2017	%	Change

Drilling Products and
Services	$383,719	$293,690	$90,029	31%	$148,019	39%	$128,381	44%	$19,638
Onshore Completion and
Workover Services	1,057,656	935,183	122,473	13%	846,907	80%	791,581	85%	55,326
Production Services	418,525	372,781	45,744	12%	342,420	82%	303,256	81%	39,164
Technical Solutions	270,365	272,422	(2,057)	-1%	164,758	61%	175,477	64%	(10,719)
Total	$2,130,265	$1,874,076	$256,189	14%	$1,502,104	71%	$1,398,695	75%	$103,409

Operating Segments:

Drilling Products and Services Segment

Revenue for our Drilling Products and Services segment increased 31% to $383.7 million for 2018, as compared to $293.7 million for 2017.  Cost of services and rentals as a percentage of revenue decreased to 39% of segment revenue in 2018, as compared to 44% in 2017.  Revenue from the U.S. land market area increased 50% as a result of increased revenue from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products increased along with the increase in U.S. land rig count.  Revenue from the Gulf of Mexico market area and from the international market areas increased 10% and 26%, respectively, primarily due to an increase in revenue from rentals of premium drill pipe.

Onshore Completion and Workover Services Segment

Revenue for our Onshore Completion and Workover Services segment increased 13% to $1,057.7 million for 2018, as compared to $935.2 million in 2017.  All of this segment’s revenue is derived from the U.S. land market area, in which rig count was up 18%.  Cost of services and rentals as a percentage of revenue decreased to 80% of segment revenue in 2018, as compared to 85% in 2017, primarily due to improved pricing and efficiencies due to higher activity levels.  The increase in revenue is primarily attributable to an increase in activity in our pressure pumping business.   During 2018, we recorded $644.8 million in reduction in value of assets for goodwill and long-lived assets impairments.

Production Services Segment

Revenue for our Production Services segment increased 12% to $418.5 million for 2018, as compared to $372.8 million in 2017.  Cost of services and rentals as a percentage of revenue increased to 82% of segment revenue in 2018, as compared to 81% in 2017.    Revenue from the U.S. land market area increased 29%, primarily due to increased activity in coiled tubing and hydraulic workover and snubbing services.  Revenue from international market areas increased 7% primarily due to increased activity from coiled tubing and hydraulic workover and snubbing services.  Revenue derived from the Gulf of Mexico market area decreased 10% primarily due to a decrease in hydraulic workover and snubbing activities.  During 2018, we recorded $92.3 million in reduction in value of assets for goodwill and long-lived assets impairments.

Technical Solutions Segment

Revenue for our Technical Solutions segment remained flat at $270.4 million for 2018.  Cost of services and rentals as percentage of revenue decreased to 61% in 2018, as compared to 64% in 2017.  Revenue derived from the Gulf of Mexico market area remained unchanged from 2017.  Revenue from the U.S. land market area decreased 9% and revenue from international market areas increased 3% primarily due to an increase in demand for completion tools and products.  During 2017, we recorded $8.1 million in reduction in value of assets.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $400.8 million during 2018 from $438.7 million in 2017.  Depreciation and amortization expense decreased for our Drilling Products and Services segment by $19.3 million, or 15%; for our Onshore Completion and Workover Services segment by $2.5 million, or 1%; for our Production Services segment by $12.0 million, or 15% and for our Technical Solutions segment by $3.8 million, or 13%.  The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated.

Other Operating Items:

General and Administrative Expenses

General and administrative expenses decreased to $289.3 million during 2018 from $295.5 million in 2017.  Total general and administrative expenses decreased 2% due to our continued focus on reducing our cost structure and an increase in gains on sales of assets.

Reduction in Value of Assets

The reduction in value of assets recorded in 2018 was $739.7 million as compared to $14.2 million in 2017.  In 2018, the reduction in value of assets was comprised of $668.9 million related to impairment of the remaining goodwill at our Onshore Completion and Workover Services and Production Services segments and $70.8 million impairment related to reduction in value of long-lived assets, primarily in our Onshore Completion and Workover Services and Production Services segments.   In 2017, the reduction in value of assets was comprised of $8.1 million related to property, plant and equipment in the Technical Solutions segment and $6.1 million related to property, plant and equipment primarily in the Onshore Completion and Workover Services segment.  See note 10 to our consolidated financial statements for further discussion of the reduction in value of assets.

Nonoperating Items:

Income Taxes

Our effective income tax rate for 2018 was a 5% tax benefit compared to a 50% tax benefit for 2017.  The change in the effective income tax rate was primarily impacted by the reduction in value of goodwill recorded during the fourth quarter of 2018, which is non-deductible for income tax purposes.  Our 2017 effective income tax rate was impacted by the Tax Cuts and Jobs Act of 2017 (U.S. Tax Reform).  See note 6 to our consolidated financial statements.

Discontinued Operations

Loss from discontinued operations, net of tax, was $0.7 million for 2018 as compared to $18.9 million for 2017.  During 2018, the remaining marine vessels and equipment of our former subsea construction business were disposed of, resulting in $0.8 million loss on sale.  Loss from discontinued operations for 2017 included $10.9 million reduction in value of marine vessels and equipment.

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

Operating Segments:

Drilling Products and Services Segment

Revenue for our Drilling Products and Services segment remained flat at $293.7 million for 2017, as compared to $293.5 million for 2016.  Cost of services and rentals as a percentage of revenue decreased to 44% of segment revenue in 2017, as compared to 47% in 2016. Revenue from the Gulf of Mexico market area decreased 24% and revenue from the international market areas decreased 23%.  The decline in revenue in these market areas is primarily attributable to decreased revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units, primarily driven by a decrease in offshore and international rig counts.  The revenue in the U.S. land market area increased primarily as a result of increased revenues from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products increased along with the increase in U.S. land rig count.  During 2017, we recorded $1.4 million in reduction in value of assets as compared to $48.9 million recorded during 2016.

Onshore Completion and Workover Services Segment

Revenue for our Onshore Completion and Workover Services segment increased 78% to $935.2 million for 2017, as compared to $523.9 million in 2016.  All of this segment’s revenue is derived from the U.S. land market area, in which rig count was up 76%.  Cost of services and rentals as a percentage of revenue decreased to 85% of segment revenue in 2017, as compared to 98% in 2016, primarily due to improved pricing and efficiencies due to higher activity levels.  The increased revenue is primarily attributable to an increase in activity in our pressure pumping business.   During 2017, we recorded $4.7 million in reduction in value of assets as compared to $190.8 million recorded during 2016.

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

Income Taxes

On December 22, 2017, U.S. Tax Reform was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and the transition of U.S. international taxation from a worldwide tax system to a modified territorial system.  As a result, we recorded a provisional income tax benefit of $76.5 million during the fourth quarter of 2017.  The provisional amount related primarily to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future.  See note 6 to our consolidated financial statements.

Discontinued Operations

Loss from discontinued operations, net of tax, was $18.9 million for 2017 as compared to $53.6 million for 2016.  Loss from discontinued operations for 2017 and 2016 included $10.9 million and $33.0 million reduction in value of marine vessels and equipment, respectively.

Liquidity and Capital Resources

During 2018, we generated net cash from operating activities of $165.1 million as compared to $96.4 million in 2017.  Our primary liquidity needs during the next twelve months are for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operations and available borrowings under our credit facility.  We had cash and cash equivalents of $158.1 million at December 31, 2018 as compared to $172.0 million at December 31, 2017.

We spent $221.4 million of cash on capital expenditures during 2018.  Approximately $46.7 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory.  Approximately $147.8 million was spent on our Onshore Completion and Workover Services segment, primarily to rebuild our pressure pumping fleet.  Approximately $8.7 million and $16.2 million was spent in our Production Services and Technical Solutions segments, respectively.  During 2019, we expect to limit capital spending within our operational cash flow levels to generate free cash flow and allocate capital to businesses with higher returns on invested capital.

We have an asset-based revolving credit facility which matures in October 2022.  The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves.  Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7 1/8% senior unsecured notes due 2021.  At December 31, 2018, the borrowing base was $249.6 million and we had $52.3 million of letters of credit outstanding that reduced our borrowing availability under the revolving credit facility.   The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.  At December 31, 2018, we were in compliance with all such covenants.

We have outstanding $500 million of 7 3/4% senior unsecured notes due September 2024.  The indenture governing the 7 3/4% senior unsecured notes due 2024 requires semi-annual interest payments on March 15 and September 15 of each year through the maturity date of September 15, 2024.  The indenture contains customary events of default and requires that we satisfy various covenants.  At December 31, 2018, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% senior unsecured notes due December 2021.  The indenture governing the 7 1/8% senior unsecured notes due 2021 requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants.  At December 31, 2018, we were in compliance with all such covenants.

The following table summarizes our contractual cash obligations and commercial commitments at December 31, 2018 (in thousands):

Contractual Obligations	Total	< 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt, including estimated interest payments	$1,703,500	$95,750	$991,500	$77,500	$538,750
Decommissioning liabilities, undiscounted	199,325	3,538	7,728	5,247	182,812
Operating leases	126,274	30,818	40,904	16,746	37,806
Other long-term liabilities	151,846	1,826	51,906	14,218	83,896
Total	$2,180,945	$131,932	$1,092,038	$113,711	$843,264

The table above reflects only contractual obligations at December 31, 2018 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make and (v) open purchase orders.

Non-GAAP Financial Measures

We define adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit) and depreciation, amortization and depletion, adjusted for reduction in value of assets and other charges, which management does not consider representative of our ongoing operations.  This non-GAAP measure is not calculated in accordance with, or a substitute for, a measure provided in accordance with generally accepted accounting principles (GAAP), and may be different from non-GAAP measures used by other companies.  This financial measure is provided to enhance investors’ overall understanding of the Company’s current financial performance.

The following table reconciles net loss from continuing operations, which is the directly comparable financial measure determined in accordance with GAAP, to adjusted EBITDA (in thousands):

	Years ended December 31,
	2018	2017
Reported net loss from continuing operations	$(857,386)	$(187,011)
Reduction in value of assets	739,725	14,155
Restructuring and other related costs	12,026	-
Interest expense, net	99,477	101,455
Other expense	1,678	3,299
Income taxes	(45,433)	(190,740)
Depreciation, depletion, amortization and accretion	400,848	438,716
Adjusted EBITDA	$350,935	$179,874

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

Long-Lived Assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable.  We record impairment losses on long-lived assets used in operations when the fair value of those assets is less than their respective carrying amount.  Fair value is measured, in part, by the estimated cash flows to be generated by those assets.   Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization levels and operating performance.  Our estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance.  Assets are generally grouped by subsidiary or division for the impairment testing, which represent the lowest level of identifiable cash flows.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.  Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability.  The oil and gas industry is cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.  During 2018, we recorded $70.8 million in expense in connection with the reduction in value of our long-lived assets in our Onshore Completion and Workover Services and Production Services segments.  See note 10 to our consolidated financial statements for further information about these impairments.

Goodwill.  We perform the goodwill impairment test on an annual basis as of October 1 or more often if events or circumstances indicate there may be impairment.  Goodwill impairment testing is performed at the reporting unit level, which is consistent with our reporting segments.  We assess whether any indicators of impairment exist, which requires a significant amount of judgment.  Such indicators may include a sustained decrease in our stock price and market capitalization; a decline in our expected future cash flows; overall weakness in our industry; and slower growth rates.

Goodwill impairment exists when the estimated fair value of the reporting unit is below the carrying value.  In estimating the fair value of the reporting units, we use a combination of an income approach and a market-based approach.

•

Income approach – We discount the expected cash flows of each reporting unit.  The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and cash flows and the rate of return an outside investor would expect to earn.

•	Market-based approach – We use the guideline public company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar publicly traded companies.

We weighted the income approach 80% and the market-based approach 20% due to differences between our reporting units and the peer companies’ size, profitability and diversity of operations.  In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization was performed for each unit on a standalone basis.  A control premium, derived from market transaction data, was used in this reconciliation to ensure that fair values were reasonably stated in conjunction with the Company’s capitalization.  Our estimates of the fair value of these reporting units represent our best estimates based on industry trends and reference to market transactions.  A significant amount of judgment is involved in performing these evaluations given that the results are based on estimated future events.

During the fourth quarter of 2018, the industry climate deteriorated rapidly due to the dramatic decline in crude oil prices and the related large sell-off in the equity market for issuers in the energy industry.  As a result of the adverse changes in the business environment that occurred during the fourth quarter of 2018 and our strategic review of expected near-term cash flows from operations, we reviewed our goodwill for impairment.  We concluded that as of December 31, 2018, our Onshore Completion and Workover Services segment’s goodwill of $583.6 million and our Production Services segment’s goodwill of $85.3 million were fully impaired.  The fair value of the Drilling Products and Services segment was substantially in excess of its carrying value.  See note 10 to our consolidated financial statements for further information about these impairments.

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

Revenue Recognition.  Revenues are recognized when performance obligations are satisfied in accordance with contractual terms, in an amount that reflects the consideration the Company expects to be entitled to in exchange for services rendered or rentals provided.  A performance obligation arises under contracts with customers to render services or provide rentals, and is the unit of account under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers.  The Company accounts for services rendered and rentals provided separately if they are distinct and the service or rental is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered or rentals provided on its own or with other resources that are readily available to the customer.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  A contract’s standalone selling prices are determined based on the prices that the Company charges for its services rendered and rentals provided.  The majority of the Company’s performance obligations are satisfied over time, which is generally represented by a period of 30 days or less.  The Company’s payment terms vary by the type of products or services offered.  The term between invoicing and when the payment is due is typically 30 days.

Off-Balance Sheet Arrangements and Hedging Activities

At December 31, 2018, we had no off-balance sheet arrangements and no hedging contracts.

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

We do not hold derivatives for trading purposes or use derivatives with complex features.  When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations.  We do not enter into forward foreign exchange contracts for trading purposes.  At December 31, 2018, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At December 31, 2018, we had no variable rate debt outstanding.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries (“the Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, the related notes and financial statement schedules as listed in the accompanying index (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Emphasis of Matter

We draw your attention to Note 1 to the consolidated financial statements, which discusses the adoption, as of January 2017, of ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendment is pertinent to the readers of these consolidated financial statements as 2017 is the first year in which the standard applied to the Company. Our opinion is not modified with respect to this matter.

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

Houston, Texas

February 21, 2019

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2018 and 2017
(in thousands, except share data)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$158,050	$172,000
Accounts receivable, net of allowance for doubtful accounts of $12,080 and
$29,037 at December 31, 2018 and 2017, respectively	447,353	398,056
Income taxes receivable	-	959
Prepaid expenses	45,802	42,128
Inventory and other current assets	121,700	134,032
Assets held for sale	-	13,644
Total current assets	772,905	760,819

Property, plant and equipment, net of accumulated depreciation and depletion	1,109,126	1,316,944
Goodwill	136,788	807,860
Notes receivable	63,993	60,149
Restricted cash	5,698	20,483
Intangible and other long-term assets, net of accumulated amortization	127,452	143,970
Total assets	$2,215,962	$3,110,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,325	$119,716
Accrued expenses	219,180	221,757
Income taxes payable	734	-
Current portion of decommissioning liabilities	3,538	27,261
Liabilities held for sale	-	6,463
Total current liabilities	362,777	375,197

Deferred income taxes	-	61,058
Decommissioning liabilities	126,558	103,136
Long-term debt, net	1,282,921	1,279,771
Other long-term liabilities	152,967	158,634

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized - 250,000,000, Issued and Outstanding - 154,885,418 at December 31, 2018 Authorized - 250,000,000, Issued and Outstanding - 153,263,097 at December 31, 2017	155	153
Additional paid in capital	2,735,125	2,713,161
Accumulated other comprehensive loss, net	(73,177)	(67,427)
Retained deficit	(2,371,364)	(1,513,458)
Total stockholders’ equity	290,739	1,132,429
Total liabilities and stockholders’ equity	$2,215,962	$3,110,225

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2018, 2017 and 2016
(in thousands, except per share data)

	2018	2017	2016
Revenues:
Services	$1,749,969	$1,594,140	$1,162,244
Rentals	380,296	279,936	287,803
Total revenues	2,130,265	1,874,076	1,450,047
Costs and expenses:
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	1,365,969	1,284,567	975,941
Cost of rentals (exclusive of depreciation, depletion, amortization and accretion)	136,135	114,128	147,333
Depreciation, depletion, amortization and accretion - services	329,187	372,787	408,752
Depreciation, depletion, amortization and accretion - rentals	71,661	65,929	101,219
General and administrative expenses	289,252	295,507	346,606
Reduction in value of assets	739,725	14,155	500,405
Loss from operations	(801,664)	(272,997)	(1,030,209)

Other expense:
Interest expense, net	(99,477)	(101,455)	(92,753)
Other expense	(1,678)	(3,299)	22,621
Loss from continuing operations before income taxes	(902,819)	(377,751)	(1,100,341)
Income taxes	(45,433)	(190,740)	(267,001)
Net loss from continuing operations	(857,386)	(187,011)	(833,340)
Loss from discontinued operations, net of income tax	(729)	(18,910)	(53,559)
Net loss	$(858,115)	$(205,921)	$(886,899)

Loss per share information:
Basic and diluted:
Net loss from continuing operations	$(5.55)	$(1.22)	$(5.50)
Loss from discontinued operations	(0.01)	(0.13)	(0.35)
Net loss	$(5.56)	$(1.35)	$(5.85)

Cash dividends declared per share	$-	$-	$0.08

Weighted average common shares used in computing loss per share:
Basic and diluted	154,367	152,933	151,558

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Years Ended December 31, 2018, 2017 and 2016
(in thousands)

	2018	2017	2016
Net loss	$(858,115)	$(205,921)	$(886,899)
Change in cumulative translation adjustment, net of tax	(5,750)	12,821	(34,554)
Comprehensive loss	$(863,865)	$(193,100)	$(921,453)

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2018, 2017 and 2016
(in thousands, except share data)

				Accumulated
	Common		Additional	other
	stock	Common	paid-in	comprehensive	Retained
	shares	stock	capital	loss, net	deficit	Total

Balances, December 31, 2015	150,861,500	$151	$2,664,517	$(45,694)	$(408,162)	$2,210,812
Net loss	-	-	-	-	(886,899)	(886,899)
Foreign currency translation adjustment	-	-	-	(34,554)	-	(34,554)
Cash dividends declared ($0.08 per share)	-	-	-	-	(12,476)	(12,476)
Stock-based compensation expense,
net of forfeitures	-	-	30,122	-	-	30,122
Restricted stock forfeited	(1,495)	-	-	-	-	-
Exercise of stock options	40,723	-	524	-	-	524
Restricted stock units vested	1,034,068	1	(1)	-	-	-
Shares withheld and retired	(364,122)	-	(3,669)	-	-	(3,669)
Tax effect	-	-	(5,112)	-	-	(5,112)
Shares issued under Employee Stock Purchase Plan	290,987	-	5,172	-	-	5,172
Balances, December 31, 2016	151,861,661	$152	$2,691,553	$(80,248)	$(1,307,537)	$1,303,920

Net loss	-	-	-	-	(205,921)	(205,921)
Foreign currency translation adjustment	-	-	-	12,821	-	12,821
Stock-based compensation expense,
net of forfeitures	-	-	26,221	-	-	26,221
Exercise of stock options	5,998	-	99	-	-	99
Restricted stock units vested	1,500,605	2	(2)	-	-	-
Shares withheld and retired	(465,632)	(1)	(8,325)	-	-	(8,326)
Shares issued under Employee Stock Purchase Plan	360,465	-	3,615	-	-	3,615
Balances, December 31, 2017	153,263,097	$153	$2,713,161	$(67,427)	$(1,513,458)	$1,132,429

Net loss	-	-	-	-	(858,115)	(858,115)
Foreign currency translation adjustment	-	-	-	(5,750)	-	(5,750)
Forfeited dividends	-	-	-	-	209	209
Stock-based compensation expense,
net of forfeitures	-	-	24,076	-	-	24,076
Restricted stock units vested	1,533,018	2	(2)	-	-	-
Shares withheld and retired	(461,647)	-	(5,198)	-	-	(5,198)
Shares issued under Employee Stock Purchase Plan	550,950	-	3,088	-	-	3,088
Balances, December 31, 2018	154,885,418	$155	$2,735,125	$(73,177)	$(2,371,364)	$290,739

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016
(in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net loss	$(858,115)	$(205,921)	$(886,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	400,848	438,716	509,971
Deferred income taxes	(61,058)	(182,553)	(142,520)
Reduction in value of assets	739,725	14,155	500,405
Stock based compensation expense	31,451	36,503	41,779
Other reconciling items, net	(9,545)	2,505	62,056
Changes in operating assets and liabilities:
Accounts receivable	(50,116)	(93,309)	128,086
Inventory and other current assets	(7,559)	(2,455)	(7,646)
Accounts payable	8,912	23,648	3,667
Accrued expenses	(21,113)	(8,458)	(73,902)
Income taxes	2,320	99,089	(107,643)
Other, net	(10,693)	(25,494)	33,898
Net cash provided by operating activities	165,057	96,426	61,252

Cash flows from investing activities:
Payments for capital expenditures	(221,370)	(164,933)	(80,548)
Proceeds from sales of assets	33,299	28,269	7,515
Other	-	-	(1,014)
Net cash used in investing activities	(188,071)	(136,664)	(74,047)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	500,000	-
Principal payments on long-term debt	-	(500,000)	(337,576)
Payment of debt issuance costs	-	(11,967)	(2,711)
Cash dividends	-	-	(12,111)
Tax withholdings for vested restricted stock units	(5,199)	(8,326)	(3,669)
Other	2,613	3,268	587
Net cash used in financing activities	(2,586)	(17,025)	(355,480)
Effect of exchange rate changes on cash	(3,135)	3,654	(7,959)
Net decrease in cash, cash equivalents, and restricted cash	(28,735)	(53,609)	(376,234)
Cash, cash equivalents, and restricted cash at beginning of period	192,483	246,092	622,326
Cash, cash equivalents, and restricted cash at end of period	$163,748	$192,483	$246,092

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid	$101,056	$88,125	$93,353
Income taxes paid (net of income tax refunds received)	3,137	(117,376)	(28,933)
Non-cash investing activity:
Capital expenditures included in accounts payable and accrued expenses	26,259	11,522	4,905

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017 and 2016

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

The Company derives a large amount of revenue from a small number of major and independent oil and gas companies.  There were no customers that exceeded 10% of the Company’s total revenues in 2018.  Anadarko accounted for approximately 13% and 11% of the Company’s revenues in 2017 and 2016, respectively, primarily within the Onshore Completion and Workover Services segment.

The Company’s assets that are potentially exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables.  The financial institutions in which the Company transacts business are large, investment grade financial institutions which are “well capitalized” under applicable regulatory capital adequacy guidelines, thereby minimizing its exposure to credit risks for deposits in excess of federally insured amounts.

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

	December 31,
	2018	2017
Finished goods	$54,144	$61,764
Raw materials	16,795	13,727
Work-in-process	5,544	6,174
Supplies and consumables	30,822	24,923
Total	$107,305	$106,588

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

Reduction in Value of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to their fair value calculated, in part, by the estimated undiscounted future cash flows expected to be generated by the assets.  Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance.  Estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance.  The Company’s assets are grouped by subsidiary or division for the impairment testing, which represent the lowest level of identifiable cash flows.  If the asset grouping’s fair value is less than the carrying amount of those items, impairment losses are recorded in the amount by which the carrying amount of such assets exceeds the fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.  The net carrying value of assets not fully recoverable is reduced to fair value.  The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market transactions and is subject to variability.  The oil and gas industry is cyclical and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying values of these assets and, in periods of prolonged down cycles, may result in impairment charges.  See note 10 for a discussion of the reduction in value of long-lived assets recorded during 2018, 2017 and 2016.

Goodwill

The following table summarizes the activity for the Company’s goodwill (in thousands):

		Onshore
	Drilling	Completion
	Products	and Workover	Production
	and Services	Services	Services	Total

Balance, December 31, 2016	$135,961	$583,550	$84,406	$803,917
Foreign currency translation adjustment	2,532	-	1,411	3,943
Balance, December 31, 2017	138,493	583,550	85,817	807,860
Foreign currency translation adjustment	(1,705)	-	(529)	(2,234)
Reduction in value of assets	-	(583,550)	(85,288)	(668,838)
Balance, December 31, 2018	$136,788	$-	$-	$136,788

During 2017, the Company adopted the Financial Accounting Standards Board (FASB) update (ASU) 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments in the ASU eliminate Step 2 from the goodwill impairment test.  The annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.

The Company performs the goodwill impairment test on an annual basis as of October 1 or more often if events or circumstances indicate there may be impairment.  Goodwill impairment testing is performed at the reporting unit level, which is consistent with the reporting segments.  The Company assesses whether any indicators of impairment exist, which requires a significant amount of judgment.  Such indicators may include a sustained decrease in the Company’s stock price and market capitalization; a decline in the expected future cash flows; overall weakness in the industry; and slower growth rates.

Goodwill impairment exists when the estimated fair value of the reporting unit is below the carrying value.  In estimating the fair value of the reporting units, the Company uses a combination of an income approach and a market-based approach.

•

Income approach – The Company discounts the expected cash flows of each reporting unit.  The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the Company’s operations and cash flows and the rate of return an outside investor would expect to earn.

•

Market-based approach – The Company uses the guideline public company method, which focuses on comparing the Company’s risk profile and growth prospects to select reasonably similar publicly traded companies.

The Company weighted the income approach 80% and the market-based approach 20% due to differences between the Company’s reporting units and the peer companies’ size, profitability and diversity of operations.  In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization was performed for each unit on a standalone basis.  A control premium, derived from market transaction data, was used in this reconciliation to ensure that fair values were reasonably stated in conjunction with the Company’s capitalization.  The Company uses all available information to estimate fair value of the reporting units, including discounted cash flows.  A significant amount of judgment was involved in performing these evaluations given that the results are based on estimated future events.

During the fourth quarter of 2018, the industry climate deteriorated rapidly due to the dramatic decline in crude oil prices and the related large sell-off in the equity markets for issuers in the energy industry.  As a result of the adverse changes in the business environment that occurred during the fourth quarter of 2018 and the strategic review of the Company’s expected near-term cash flows from operations, the Company reviewed the goodwill for impairment.   It was concluded that at December 31, 2018, the Onshore Completion and Workover Services segment’s goodwill of $583.6 million and the Production Services segment’s goodwill of $85.3 million were fully impaired.  The fair value of the Drilling Products and Services segment was substantially in excess of its carrying value.  A significant amount of judgment was involved in performing these evaluations given that the results are based on estimated future events.  See note 10 for a discussion of the reduction in value of goodwill recorded during 2018 and 2016.  At December 31, 2018 and 2017, the Company’s accumulated reduction in value of goodwill was $2,417.1 million and $1,748.2 million, respectively.

Notes Receivable

The Company’s wholly owned subsidiary, Wild Well, has decommissioning obligations related to its ownership of the oil and gas property and related assets.  Notes receivable consist of a commitment from the seller of the property’s sole platform towards its eventual abandonment.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totaled $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of the platform’s removal.  The Company recorded interest income related to notes receivable of $3.9 million during 2018 and $3.6 million in each of 2017 and 2016.

Restricted Cash

Restricted cash represents cash held in escrow to secure the future decommissioning obligations related to the oil and gas property.

Intangible and Other Long-Term Assets

Intangible assets consist of the following (in thousands):

		December 31,
		2018			2017
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Balance	Amount	Amortization	Balance
Customer relationships	17 years	$133,374	$(59,711)	$73,663	$165,036	$(62,930)	$102,106
Tradenames	10 years	20,717	(13,334)	7,383	30,732	(17,188)	13,544
Non-compete agreements	3 years	4,474	(3,313)	1,161	4,299	(3,241)	1,058
Total		$158,565	$(76,358)	$82,207	$200,067	$(83,359)	$116,708

Amortization expense was $12.7 million, $12.7 million and $16.2 million during 2018, 2017 and 2016, respectively.  Based on the carrying values of intangible assets at December 31, 2018, amortization expense for the next five years (2019 through 2023) is estimated to be $10.0 million per year.

During 2018, the Company recorded $21.7 million of expense related to the reduction in carrying values of intangibles in the Onshore Completion and Workover Services and Production Services segments (see note 10).

Decommissioning Liabilities

The Company’s decommissioning liabilities associated with the oil and gas property and its related assets consist of costs related to the plugging of wells, the removal of the related platform and equipment, and site restoration.  The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially.

The following table summarizes the activity for the Company’s decommissioning liabilities (in thousands):

	December 31,
	2018	2017
Balance at beginning of period	$130,397	$123,677
Accretion	4,906	6,837
Liability acquisitions and dispositions	-	(117)
Liabilities settled	(5,207)	-
Balance at end of period	$130,096	$130,397

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

During 2018, 2017 and 2016, the Company incurred losses from continuing operations; as such, the impact of any incremental shares would be anti-dilutive.

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

For international subsidiaries where the functional currency is the U.S. dollar, financial statements are remeasured into U.S. dollars using the historical exchange rate for most of the long-term assets and liabilities and the balance sheet date exchange rate for most of the current assets and liabilities.  An average exchange rate is used for each period for revenues and expenses.  These transaction gains and losses, as well as any other transactions in a currency other than the functional currency, are included in other income (expense) in the consolidated statements of operations in the period in which the currency exchange rates change.  During 2018, 2017 and 2016, the Company recorded foreign currency gains/(losses) of $(1.9) million, $(2.2) million and $23.5 million, respectively.

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

Self-Insurance Reserves

The Company is self-insured, through deductibles and retentions, up to certain levels for losses under its insurance programs.  The Company accrues for these liabilities based on estimates of the ultimate cost of claims incurred as of the balance sheet date.  The Company regularly reviews the estimates of asserted and unasserted claims and provides for losses through reserves.  The Company obtains actuarial reviews to evaluate the reasonableness of internal estimates for losses related to workers’ compensation, auto liability and group medical on an annual basis.

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

In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flows (Topic 230): Restricted Cash.  The guidance in this ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The Company adopted the accounting guidance as of January 1, 2018 and applied it retrospectively to the periods presented in the Company’s consolidated statements of cash flows.  For 2017, net cash used in investing activities was adjusted to exclude the change in restricted cash related to cash held in escrow for the future decommissioning obligations associated with an oil and gas property.  The adjustment resulted in a $30.6 million decrease in net cash used in investing activities for the year ended December 31, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaced most existing revenue recognition guidance in GAAP.  The guidance in this ASU requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers.  The Company adopted this ASU as of January 1, 2018.  The Company adopted this ASU using the modified retrospective adoption method.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and no cumulative effect adjustment was recognized.

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

The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application.  Therefore, prior period financial information that will be presented in the Company’s future filings will not be adjusted and will continue to be reflected in accordance with the Company’s historical accounting policy.

The new standard provides a number of optional practical expedients in transition.  The Company elected the “package of practical expedients,” which, among other things, allows the Company to carry forward its historical lease classification.

On January 1, 2019, the Company recognized additional operating liabilities of approximately $100.0 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases.

Subsequent Events

In accordance with authoritative guidance, the Company has evaluated and disclosed all material subsequent events that occurred after the balance sheet date, but before financial statements were issued.

(2) Revenue

Adoption of ASU 2014-09, Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The Company adopted this ASU using the modified retrospective adoption method.  There was no impact on the consolidated financial statements and no cumulative effect adjustment was recognized.

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

Rentals revenue is primarily priced on a per day, per man hour or similar basis and consists of fees charged to customers for use of the Company’s rental equipment over the term of the rental period, which is generally less than twelve months.

The Company expenses sales commissions when incurred because the amortization period would have been one year or less.

Disaggregation of revenue

The following table presents the Company’s revenues by segment disaggregated by geography (in thousands):

	2018	2017	2016
U.S. land
Drilling Products and Services	$176,448	$117,856	$64,251
Onshore Completion and Workover Services	1,057,656	935,183	523,966
Production Services	195,363	151,632	87,434
Technical Solutions	31,137	34,283	42,097
Total U.S. land	$1,460,604	$1,238,954	$717,748

Gulf of Mexico
Drilling Products and Services	$100,855	$91,507	$120,323
Onshore Completion and Workover Services	-	-	-
Production Services	66,512	74,033	84,839
Technical Solutions	160,507	161,766	157,603
Total Gulf of Mexico	$327,874	$327,306	$362,765

International
Drilling Products and Services	$106,416	$84,327	$108,968
Onshore Completion and Workover Services	-	-	-
Production Services	156,650	147,116	176,090
Technical Solutions	78,721	76,373	84,476
Total International	$341,787	$307,816	$369,534
Total Revenues	$2,130,265	$1,874,076	$1,450,047

The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	2018	2017	2016
Services
Drilling Products and Services	$101,969	$81,788	$77,628
Onshore Completion and Workover Services	1,015,908	903,048	503,777
Production Services	381,957	354,445	308,226
Technical Solutions	250,135	254,859	272,613
Total services	$1,749,969	$1,594,140	$1,162,244

Rentals
Drilling Products and Services	$281,750	$211,902	$215,915
Onshore Completion and Workover Services	41,748	32,135	20,188
Production Services	36,568	18,336	40,137
Technical Solutions	20,230	17,563	11,563
Total rentals	$380,296	$279,936	$287,803
Total Revenues	$2,130,265	$1,874,076	$1,450,047

(3) Property, Plant and Equipment

A summary of property, plant and equipment is as follows (in thousands):

	December 31,
	2018	2017
Machinery and equipment	$3,229,793	$3,505,171
Buildings, improvements and leasehold improvements	278,339	293,133
Automobiles, trucks, tractors and trailers	26,522	32,185
Furniture and fixtures	52,045	62,632
Construction-in-progress	38,119	37,236
Land	58,047	58,363
Oil and gas producing assets	66,605	64,844
Total	3,749,470	4,053,564
Accumulated depreciation and depletion	(2,640,344)	(2,736,620)
Property, plant and equipment, net	$1,109,126	$1,316,944

The Company had $74.9 million and $73.6 million of leasehold improvements at December 31, 2018 and 2017, respectively.  These leasehold improvements are depreciated over the shorter of the life of the asset or the term of the lease using the straight line method.  Depreciation expense (excluding depletion, amortization and accretion) was $374.5 million, $419.2 million and $486.9 million during 2018, 2017 and 2016, respectively.  During 2018, the Company recorded $49.1 million related to reduction in value of property, plant and equipment (see note 10).

(4) Debt

The Company’s outstanding debt is as follows (in thousands):

	December 31,
	2018	2017
	Long-term	Long-term
Senior unsecured notes due September 2024	$500,000	$500,000
Senior unsecured notes due December 2021	800,000	800,000
Total debt, gross	1,300,000	1,300,000
Unamortized debt issuance costs	(17,079)	(20,229)
Total debt, net	$1,282,921	$1,279,771

Debt maturities presented as of December 31, 2018 are as follows (in thousands):

2019	$-
2020	-
2021	800,000
2022	-
2023	-
Thereafter	500,000
Total	$1,300,000

Credit Facility

The Company has an asset-based revolving credit facility which matures in October 2022.  The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves.  Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7 1/8% senior unsecured notes due 2021.  At December 31, 2018, the borrowing base was $249.6 million and the Company had $52.3 million of letters of credit outstanding that reduced its borrowing availability under the revolving credit facility.  The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.

Senior Unsecured Notes

The Company has outstanding $500 million of 7 3/4% senior unsecured notes due September 2024.  The indenture governing the 7 3/4% senior unsecured notes due 2024 requires semi-annual interest payments on March 15 and September 15 of each year through the maturity date of September 15, 2024.

The Company also has outstanding $800 million of 7 1/8% senior unsecured notes due December 2021.  The indenture governing the 7 1/8% senior unsecured notes due 2021 requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.

(5) Stock-Based and Long-Term Incentive Compensation

The Company is authorized to grant restricted stock units, stock options, performance share units and other cash and stock awards as part of the Long-Term Incentive Program (LTIP).  The Compensation Committee determines the recipients of the equity awards, the type of awards made, the required performance measures, and the timing and duration of each grant.  At December 31, 2018, 5,877,000 shares of the Company’s common stock were available for future grants under the plan.

Total stock-based compensation expense and the associated tax benefits are as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Stock options	$4,247	$4,289	$4,870
Restricted stock	-	-	382
Restricted stock units	19,828	21,899	24,762
Performance share units	6,912	9,740	10,167
Total compensation expense	30,987	35,928	40,181

Related income taxes	7,189	8,335	14,867
Total compensation expense, net of income taxes	$23,798	$27,593	$25,314

Total stock-based compensation expense is reflected in general and administrative expenses in the consolidated statements of operations.

Stock Options

Stock options are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant.  The stock options generally vest in equal installments over three years and expire in ten years from the grant date.  Non-vested stock options are generally forfeited upon termination of employment.

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

The weighted average fair values of stock options granted and the assumptions used in estimating those fair values are as follows:

	Years ended December 31,
	2018	2017	2016
Weighted average fair value of stock options granted	$5.61	$8.36	$3.61

Black-Scholes-Merton Assumptions:
Risk free interest rate	2.43%	1.96%	1.46%
Expected life (years)	6	6	5
Volatility	51.21%	48.22%	55.72%
Dividend yield	-	-	3.28

The following table summarizes stock option activity for 2018:

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	6,138,653	$18.75	5.4	$-
Granted	567,967	$11.04
Exercised	-	$-
Expired	(271,167)	$14.1
Outstanding at end of period	6,435,453	$18.27	5.0	$-
Exercisable at end of period	5,022,592	$20.13	4.2	$-
Options expected to vest at end of period	1,412,861	$11.65	8.0	$-

The total intrinsic value of stock options exercised during 2018, 2017 and 2016 was $0, $0  and $0.3 million, respectively.  The Company received $0,  $0.1 million and $0.5 million during 2018, 2017 and 2016, respectively, from employee stock option exercises.  The Company has reported tax benefits of $0,  $0 and $0.1 million from the exercise of stock options for 2018, 2017 and 2016, respectively.

The following table summarizes non-vested stock option activity for 2018:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	1,748,933	$12.18
Granted	567,967	$11.04
Vested	(904,039)	$12.3
Non-vested at end of period	1,412,861	$8.00

At December 31, 2018, the unrecognized compensation expense related to non-vested stock options was $3.3 million.  The Company expects to recognize $2.2 million and $1.1 million of compensation expense associated with these options during 2019 and 2020, respectively.

Restricted Stock Units

Restricted stock unit awards (RSUs) vest in equal annual installments over three years.  On the vesting date, each RSU is converted to one share of the Company’s common stock having an aggregate value determined by the Company’s closing stock price on the vesting date.  Holders of RSUs are not entitled to any rights of a stockholder, such as the right to vote shares.

The following table summarizes RSU activity for 2018:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	3,192,000	$14.87
Granted	2,030,896	$11.31
Vested	(1,534,153)	$14.26
Forfeited	(266,307)	$12.51
Non-vested at end of period	3,422,436	$13.22

At December 31, 2018, there was $21.0 million of unrecognized compensation expense related to unvested RSUs.  The Company expects to recognize $13.7 million, $7.0 million, and $0.3 million associated with unvested RSUs for 2019, 2020, and 2021, respectively.

Performance Share Units

The Company has issued performance share units (PSUs) to its employees as part of the Company’s LTIP.  There is a three-year performance period associated with each PSU grant.  The two performance metrics are the Company’s return on assets and total stockholder return relative to those of the Company’s pre-defined “peer group.”  The PSUs will settle in cash or a combination of cash and up to 50% of equivalent value in the Company’s common stock, at the discretion of the Compensation Committee.  At December 31, 2018, there were 320,284 PSUs outstanding (115,397,  97,044 and 107,843 related to performance periods ending December 31, 2018, 2019 and 2020, respectively).  The Company has recorded both current and long-term liabilities for this liability-based compensation award.

Employee Stock Purchase Plan (ESPP)

Eligible employees are allowed to purchase shares of the Company’s common stock at a discount during six-month offering periods beginning on January 1st and July 1st of each year and ending on June 30 and December 31 of each year, respectively.

The following table summarizes ESPP activity (in thousands except shares):

	Years ended December 31,
	2018	2017	2016
Cash received for shares issued	$2,625	$3,074	$3,681
Compensation expense	$463	$542	$1,492
Shares issued	550,950	360,465	290,987

401(k)/Profit Sharing Plan

The Company maintains a defined contribution profit sharing plan for employees who have satisfied minimum service requirements.  Employees may contribute up to 75% of their eligible earnings to the plan subject to the contribution limitations imposed by the Internal Revenue Service.  The Company provides a nondiscretionary match of 100% of an employee’s contributions to the plan, up to 4% of the employee’s salary.  The Company made contributions of $10.0 million, $8.4 million and $8.7 million 2018, 2017 and 2016, respectively.

Non-Qualified Deferred Compensation Plans

The Company maintains a non-qualified deferred compensation plan which allows senior management to defer up to 75% of their base salary, up to 100% of their bonus, up to 100% of the cash portion of their PSU compensation and up to 100% of the vested RSUs to the plan.   The Company also maintains a non-qualified deferred compensation plan for its non-employee directors which allows each director to defer up to 100% of their cash compensation paid by the Company and up to 100% of their vested RSUs to the plan.  Payments are made to participants based on their annual enrollment elections and plan balances.

The following table summarizes deferred compensation balances (in thousands):

		December 31,
	Balance sheet location	2018	2017
Deferred compensation assets	Intangible and other long-term assets, net	$13,306	$14,187
Deferred compensation liabilities, short-term	Accounts payable	$1,138	$1,253
Deferred compensation liabilities, long-term	Other long-term liabilities	$19,766	$21,085

Supplemental Executive Retirement Plan

The Company has a supplemental executive retirement plan (SERP).  The SERP provides retirement benefits to the Company’s executive officers and certain other designated key employees.  The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant.  Under the SERP, the Company will generally make annual contributions to a retirement account based on age and years of service.  The participants in the plan receive contributions ranging from 5% to 35% of salary and annual cash bonus, which totaled $1.2 million, $0.9 million and $2.2 million during 2018, 2017 and 2016, respectively.  During 2018, 2017 and 2016, the Company paid $0,  $0 and $1.4 million, respectively, to eligible participants in the SERP.

(6) Income Taxes

The components of loss from continuing operations before income taxes are as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Domestic	$(880,988)	$(336,095)	$(1,097,109)
Foreign	(21,831)	(41,656)	(3,232)
	$(902,819)	$(377,751)	$(1,100,341)

The components of income tax benefit (provision) are as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Current:
Federal	$-	$-	$(101,578)
State	2,118	(750)	(159)
Foreign	14,856	9,137	19,156
	16,974	8,387	(82,581)
Deferred:
Federal	(68,469)	(201,768)	(179,721)
State	(4,161)	6,109	(9,348)
Foreign	10,223	(3,468)	4,649
	(62,407)	(199,127)	(184,420)
	$(45,433)	$(190,740)	$(267,001)

A reconciliation of the U.S. statutory federal tax rate to the consolidated effective tax rate is as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Computed expected tax benefit	$(189,592)	$(132,213)	$(385,119)
Increase (decrease) resulting from
State and foreign income taxes	10,437	16,437	(8,038)
Reduction in value of assets	115,253	-	115,725
U.S. Tax Reform	-	(76,529)	-
Other	18,469	1,565	10,431
Income tax benefit	$(45,433)	$(190,740)	$(267,001)

During 2018, the Company recorded a $668.9 million reduction in value of goodwill relating to its Onshore Completion and Workover Services and Production Services segments.  For tax purposes, the goodwill impairment generated a reduction to the permanent book-tax basis difference of $548.8 million and a reduction to the book-tax temporary basis difference of $102.0 million net of current year amortization expense of $18.0 million.

On December 22, 2017, U.S. Tax Reform was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and the transition of U.S. international taxation from a worldwide tax system to a modified territorial system.  As a result, the Company recorded a provisional income tax benefit of $76.5 million during the fourth quarter of 2017.  During 2018, the Company finalized its assessment of the impact of U.S. Tax Reform and no material adjustments were recorded.

The tax effects of temporary differences that give rise to significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$856	$5,717
Operating loss and tax credit carryforwards	146,926	118,687
Compensation and employee benefits	38,006	38,261
Decommissioning liabilities	27,979	26,875
Other	25,331	28,807
	239,098	218,347
Valuation allowance	(25,571)	(8,722)
Net deferred tax assets	213,527	209,625

Deferred tax liabilities:
Property, plant and equipment	146,971	177,231
Notes receivable	12,977	12,977
Goodwill and other intangible assets	38,955	64,746
Other	14,624	15,729
Deferred tax liabilities	213,527	270,683
Net deferred tax liability	$-	$61,058

At December 31, 2018, the Company had $222.8 million in U.S. net operating loss carryforwards, which are available to reduce future taxable income.  The expiration date for utilization of the U.S. loss carryforwards is 2037 for losses generated before 2018.  Losses generated in 2018 and later cannot be carried back and have an indefinite carryforward that is limited to 80% of taxable income.  At December 31, 2018, the Company also had various state net operating loss carryforwards with expiration dates from 2019 to 2038.    A net deferred tax asset of $24.6 million reflects the expected future tax benefit for the state loss carryforwards.  At December 31, 2018, the Company also had a U.S. foreign tax credit carryforward of $54.5 million with expiration dates from 2021 to 2028.

The net deferred tax assets reflect management’s estimate of the amount that will be realized from future profitability and the reversal of taxable temporary differences that can be predicted with reasonable certainty.  After considering all available evidence at December

31, 2018, the Company determined that it was more likely than not that a portion of the carryforwards would not be realized.  Accordingly, the Company increased deferred income tax expense by an additional $16.8 million in the valuation allowance.

The Company has not provided income tax expense on earnings of its foreign subsidiaries, since the Company has reinvested or expects to reinvest undistributed earnings outside the U.S. indefinitely.  At December 31, 2018, the Company’s foreign subsidiaries had an overall accumulated deficit in earnings.  The Company does not intend to repatriate the earnings of its profitable foreign subsidiaries.  The Company has not provided U.S. income taxes for such earnings, except to the extent that such earnings were previously subject to U.S. income taxes.  These earnings could become subject to U.S. income tax if repatriated.  It is not practicable to estimate the amount of taxes that might be payable on such undistributed earnings.

The U.S. Tax Reform imposes a tax on post-1986 earnings of non-U.S. affiliates that have not been repatriated for purposes of US federal income tax, with those earnings taxed at rates of 15.5% for earnings reflected by cash and cash equivalent items and 8% for other assets. The cash tax effects of this deemed repatriation can be remitted in installments over an eight-year period.  The Company made reasonable estimates of the effects and determined the impact was not material to its financial statements.

The Company files income tax returns in the U.S., including federal and various state filings, and certain foreign jurisdictions.  The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction.  The Company remains subject to U.S. federal tax examinations for years after 2017.

The Company had unrecognized tax benefits of $30.6 million, $30.7 million and $29.9 million as of December 31, 2018, 2017 and 2016, respectively, all of which would impact the Company’s effective tax rate if recognized.

The activity in unrecognized tax benefits is as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Unrecognized tax benefits at beginning of period	$30,656	$29,956	$29,715
Additions based on tax positions related to prior years	1,899	5,576	6,874
Reductions based on tax positions related to prior years	(1,864)	(4,671)	(3,582)
Reductions as a result of a lapse of the applicable statute of limitations	(133)	(205)	(3,051)
Unrecognized tax benefits at end of period	$30,558	$30,656	$29,956

The amounts above include accrued interest and penalties of $9.7 million, $9.7 million and $7.4 million at December 31, 2018, 2017 and 2016, respectively.  The Company recorded $0, $2.2 million and $2.5 million of interest and penalties for 2018, 2017 and 2016, respectively, classified as a component of income tax expense in the consolidated statements of operations.

 (7) Segment Information

Business Segments

The Drilling Products and Services segment rents and sells bottom hole assemblies, premium drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities.  It also provides on-site accommodations and machining services.  The Onshore Completion and Workover Services segment provides pressure pumping services used to complete and stimulate production in new oil and gas wells, fluid handling services and well servicing rigs that provide a variety of well completion, workover and maintenance services.  The Production Services segment provides intervention services such as coiled tubing, cased hole and mechanical wireline, hydraulic workover and snubbing, production testing and optimization, and remedial pumping services.  The Technical Solutions segment provides services typically requiring specialized engineering, manufacturing or project planning, including well containment systems, stimulation and sand control services, well plug and abandonment services and the production and sale of oil and gas.

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

Summarized financial information for the Company’s segments is as follows (in thousands):

2018

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$383,719	$1,057,656	$418,525	$270,365	$-	$2,130,265
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	148,019	846,907	342,420	164,758	-	1,502,104
Depreciation, depletion, amortization
and accretion	112,111	190,592	66,993	25,653	5,499	400,848
General and administrative expenses	53,688	37,170	41,499	57,600	99,295	289,252
Reduction in value of assets	-	644,813	92,252	-	2,660	739,725
Income (loss) from operations	69,901	(661,826)	(124,639)	22,354	(107,454)	(801,664)
Interest income (expense), net	-	-	-	3,915	(103,392)	(99,477)
Other expense	-	-	-	-	(1,678)	(1,678)
Income (loss) from continuing operations
before income taxes	$69,901	$(661,826)	$(124,639)	$26,269	$(212,524)	$(902,819)

2017

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$293,690	$935,183	$372,781	$272,422	$-	$1,874,076
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	128,381	791,581	303,256	175,477	-	1,398,695
Depreciation, depletion, amortization
and accretion	131,394	193,098	78,999	29,506	5,719	438,716
General and administrative expenses	51,265	44,766	48,655	51,679	99,142	295,507
Reduction in value of assets	1,356	4,684	-	8,115	-	14,155
Income (loss) from operations	(18,706)	(98,946)	(58,129)	7,645	(104,861)	(272,997)
Interest income (expense), net	-	-	-	3,567	(105,022)	(101,455)
Other expense	-	-	-	-	(3,299)	(3,299)
Income (loss) from continuing operations
before income taxes	$(18,706)	$(98,946)	$(58,129)	$11,212	$(213,182)	$(377,751)

2016

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$293,543	$523,965	$348,363	$284,176	$-	$1,450,047
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	136,719	515,784	276,223	194,548	-	1,123,274
Depreciation, depletion, amortization
and accretion	159,937	207,038	93,878	42,393	6,725	509,971
General and administrative expenses	64,182	48,837	49,687	65,299	118,601	346,606
Reduction in value of assets	48,903	190,835	235,067	25,600	-	500,405
Income (loss) from operations	(116,198)	(438,529)	(306,492)	(43,664)	(125,326)	(1,030,209)
Interest income (expense), net	-	-	(1,343)	3,553	(94,963)	(92,753)
Other expense	-	-	-	-	22,621	22,621
Income (loss) from continuing operations
before income taxes	$(116,198)	$(438,529)	$(307,835)	$(40,111)	$(197,668)	$(1,100,341)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
December 31, 2018	$587,264	$808,037	$434,430	$340,161	$46,070	$2,215,962
December 31, 2017	$662,968	$1,501,214	$512,256	$377,549	$56,238	$3,110,225
December 31, 2016	$824,287	$1,534,008	$598,167	$439,521	$74,272	$3,470,255

Capital Expenditures
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
December 31, 2018	$46,649	$147,793	$8,651	$16,221	$2,056	$221,370
December 31, 2017	$27,219	$115,415	$7,860	$13,296	$1,143	$164,933
December 31, 2016	$35,413	$20,094	$20,848	$3,829	$364	$80,548

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

Revenues
	Years ended December 31,
	2018	2017	2016
United States	$1,788,478	$1,566,260	$1,080,513
Other countries	341,787	307,816	369,534
Total	$2,130,265	$1,874,076	$1,450,047

Long-Lived Assets

	December 31,
	2018	2017
United States	$903,520	$1,064,823
Other countries	205,606	252,121
Total	$1,109,126	$1,316,944

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$376	$12,930	$-	$13,306
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$1,138	$-	$1,138
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$19,766	$-	$19,766
Total debt	$1,084,711	$-	$-	$1,084,711

	Fair Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$370	$13,817	$-	$14,187
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$1,253	$-	$1,253
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$21,085	$-	$21,085
Total debt	$1,346,985	$-	$-	$1,346,985

The Company’s non-qualified deferred compensation plans allow officers, certain highly compensated employees and non-employee directors to defer receipt of a portion of their compensation and contribute such amounts to one or more hypothetical investment funds (see note 5).  The Company entered into separate trust agreements, subject to general creditors, to segregate assets of each plan and reports the accounts of the trusts in its consolidated financial statements.  These investments are reported at fair value based on unadjusted quoted prices in active markets for identifiable assets and observable inputs for similar assets and liabilities, which represent Levels 1 and 2, respectively, in the fair value hierarchy.

The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued expenses, as reflected in the consolidated balance sheets, approximates fair value due to the short maturities.  The fair value of the debt instruments is determined by reference to the market value of the instrument as quoted in an over-the-counter market.

The following table reflects the fair value measurements used in testing the impairment of long-lived assets and goodwill (in thousands):

	Years Ended December 31, 2018
	Impairment	Fair Value
Property, plant and equipment, net	$49,198	$65,441
Goodwill	$668,838	$-
Intangible assets	$21,689	$-

Fair value is measured as of the impairment date using Level 3 inputs.  See note 10 for discussion of reduction in value of assets recorded during 2018.

 (9) Commitments and Contingencies

The Company leases most of its office, service and assembly facilities under operating leases.  In addition, the Company also leases certain assets used in providing services under operating leases.  The leases expire at various dates over an extended period of time.  For 2018, total operating lease expense, which includes short-term and variable lease expenses, was $53.9 million.  For 2017 and 2016, total rent expense was $15.3 million and $24.1 million, respectively.  Future minimum lease payments under long-term leases for the five years ending December 31, 2019 through 2023 and thereafter are as follows:  $30.8 million, $24.3 million, $16.6 million, $9.8 million and $6.9 million, respectively.

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

(10) Reduction in Value of Assets

During 2018, 2017 and 2016, the Company recorded $739.7 million, $14.2 million and $500.4 million in expense related to reduction in value of assets, respectively.  The components of the reductions in value of assets are as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Reduction in value of goodwill	$668,838	$-	$330,500
Reduction in value of long-lived assets	70,887	14,155	143,803
Retirements of long-lived assets	-	-	26,102
Total reduction in value of assets	$739,725	$14,155	$500,405

Reduction in Value of Goodwill

During 2018, the Company recorded a $668.9 million reduction in value of goodwill relating to its Onshore Completion and Workover Services and Production Services segments.  The Company determined that the fair value of its goodwill for the Onshore Completion and Workover Services segment was less than its carrying value and fully wrote-off the goodwill balance of $583.6 million.  In addition, the Company determined that the fair value of its goodwill for the Production Services segment was less than its carrying value and fully wrote-off the goodwill balance of $85.3 million.

During 2016, the Company recorded a $330.5 million reduction in value of goodwill relating to its Onshore Completion and Workover Services and Production Services segments.  The Company determined that the implied fair value of its goodwill for the Onshore Completion and Workover Services segment was less than its carrying value and recorded a $140.0 million impairment of the Onshore Completion and Workover Services segment’s goodwill.  In addition, the Company determined that the implied fair value of its goodwill for the Production Services segment was less than its carrying value and recorded a $190.5 million impairment of the Production Services segment’s goodwill.

Reduction in Value of Long-Lived Assets

During 2018, the Company recorded $70.8 million in connection with the reduction in value of its long-lived assets.  The reduction in value of assets was comprised of $41.4 million and $19.8 million related to property, plant and equipment and intangibles, respectively, in the well servicing rigs business in the Onshore Completion and Workover Services segment and $5.1 million related to property, plant and equipment and $1.9 million related to intangibles in the Production Services segment.  The reduction in value of assets recorded during 2018 was primarily driven by the decline in demand for these services and the forecast did not indicate a timely recovery sufficient to support the carrying values of these assets.  In addition, the Company recorded a $2.6 million reduction in carrying value of its former corporate facility and its related assets.

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

Retirements of Long-Lived Assets

During 2016, the Company recorded $26.1 million, primarily in the Drilling Products and Services segment, for retirement and abandonment of excess and inoperable and/or functionally obsolete long-lived assets that would require a significant cost to refurbish.

(11) Discontinued Operations

During 2018, the remaining marine vessels and equipment of the Company’s former subsea construction business were disposed of, resulting in a $0.8 million loss on sale.  Loss from discontinued operations for 2018, 2017 and 2016 was $0.7 million, $18.9 million and $53.6 million, respectively.

The following summarizes the assets and liabilities related to the business reported as discontinued operations (in thousands):

December 31, 2017
Current assets	$3,144
Property, plant and equipment, net	10,500
Total assets	$13,644
Current liabilities	$6,463

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
December 31, 2018
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$102,224	$707	$55,119	$-	$158,050
Accounts receivable, net	-	160	367,497	79,696	-	447,353
Intercompany accounts receivable	-	12,279	74,906	3,489	(90,674)	-
Other current assets	-	12,805	111,560	43,137	-	167,502
Total current assets	-	127,468	554,670	181,441	(90,674)	772,905

Property, plant and equipment, net	-	10,129	920,978	178,019	-	1,109,126
Goodwill	-	-	80,544	56,244	-	136,788
Notes receivable	-	-	63,993	-	-	63,993
Long-term intercompany accounts receivable	2,243,431	-	1,991,912	182,284	(4,417,627)	-
Equity investments of consolidated subsidiaries	(1,952,647)	3,754,887	5,992	-	(1,808,232)	-
Restricted cash	-	-	5,653	45	-	5,698
Intangible and other long-term assets, net	-	19,255	100,847	7,350	-	127,452
Total assets	$290,784	$3,911,739	$3,724,589	$605,383	$(6,316,533)	$2,215,962

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$-	$8,807	$109,903	$20,615	$-	$139,325
Accrued expenses	45	102,845	86,926	29,364	-	219,180
Income taxes payable	-	1,237	-	(503)	-	734
Intercompany accounts payable	-	724	6,869	83,081	(90,674)	-
Current portion of decommissioning liabilities	-	-	-	3,538	-	3,538
Total current liabilities	45	113,613	203,698	136,095	(90,674)	362,777

Decommissioning liabilities	-	-	126,558	-	-	126,558
Long-term debt, net	-	1,282,921	-	-	-	1,282,921
Long-term intercompany accounts payable	-	4,417,627	-	-	(4,417,627)	-
Other long-term liabilities	-	50,225	76,543	26,199	-	152,967
Total stockholders' equity (deficit)	290,739	(1,952,647)	3,317,790	443,089	(1,808,232)	290,739
Total liabilities and stockholders' equity	$290,784	$3,911,739	$3,724,589	$605,383	$(6,316,533)	$2,215,962

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Year Ended December 31, 2018
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$1,889,751	271,769	(31,255)	$2,130,265
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(13,265)	1,355,524	191,100	(31,255)	1,502,104
Depreciation, depletion, amortization and
accretion	-	3,945	351,974	44,929	-	400,848
General and administrative expenses	-	95,725	142,451	51,076	-	289,252
Reduction in value of assets	-	-	647,441	92,284	-	739,725
Income (loss) from operations	-	(86,405)	(607,639)	(107,620)	-	(801,664)

Other income (expense):
Interest expense, net	-	(103,594)	3,950	167	-	(99,477)
Other income (expense)	-	71	1,014	(2,763)	-	(1,678)
Equity in earnings (losses) of consolidated subsidiaries	(858,115)	(707,348)	(597)	-	1,566,060	-
Income (loss) from operations before income taxes	(858,115)	(897,276)	(603,272)	(110,216)	1,566,060	(902,819)
Income taxes	-	(39,161)	(6,554)	282	-	(45,433)
Net loss from continuing operations	(858,115)	(858,115)	(596,718)	(110,498)	1,566,060	(857,386)
Loss from discontinued operations, net of income tax	-	-	-	(729)	-	(729)
Net income (loss)	$(858,115)	$(858,115)	$(596,718)	$(111,227)	$1,566,060	$(858,115)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Year Ended December 31, 2018
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(858,115)	$(858,115)	$(596,718)	$(111,227)	$1,566,060	$(858,115)
Change in cumulative translation adjustment, net of tax	(5,750)	(5,750)	-	(5,750)	11,500	(5,750)
Comprehensive income (loss)	$(863,865)	$(863,865)	$(596,718)	$(116,977)	$1,577,560	$(863,865)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Year Ended December 31, 2017
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$1,655,114	$234,663	$(15,701)	$1,874,076
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(4,123)	1,242,486	176,033	(15,701)	1,398,695
Depreciation, depletion, amortization and
accretion	-	4,149	383,713	50,854	-	438,716
General and administrative expenses	-	86,840	152,076	56,591	-	295,507
Reduction in value of assets	-	-	6,038	8,117	-	14,155
Loss from operations	-	(86,866)	(129,199)	(56,932)	-	(272,997)

Other income (expense):
Interest expense, net	-	(105,585)	4,451	(321)	-	(101,455)
Other income (expense)	-	(1,350)	202	(2,151)	-	(3,299)
Equity in losses of consolidated subsidiaries	(205,921)	(76,394)	(964)	-	283,279	-
Loss from continuing operations before income taxes	(205,921)	(270,195)	(125,510)	(59,404)	283,279	(377,751)
Income taxes	-	(64,274)	(118,347)	(8,119)	-	(190,740)
Net loss from continuing operations	(205,921)	(205,921)	(7,163)	(51,285)	283,279	(187,011)
Loss from discontinued operations, net of income tax	-	-	-	(18,910)	-	(18,910)
Net loss	$(205,921)	$(205,921)	$(7,163)	$(70,195)	$283,279	$(205,921)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Year Ended December 31, 2017
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(205,921)	$(205,921)	$(7,163)	$(70,195)	$283,279	$(205,921)
Change in cumulative translation adjustment, net of tax	12,821	12,821	-	12,821	(25,642)	12,821
Comprehensive loss	$(193,100)	$(193,100)	$(7,163)	$(57,374)	$257,637	$(193,100)

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Year Ended December 31, 2016
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(886,899)	$(886,899)	$(673,874)	$(64,816)	$1,625,589	$(886,899)
Change in cumulative translation adjustment, net of tax	(34,554)	(34,554)	-	(34,554)	69,108	(34,554)
Comprehensive loss	$(921,453)	$(921,453)	$(673,874)	$(99,370)	$1,694,697	$(921,453)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2018
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$23,866	$(2,013)	$150,510	$(4,023)	$(3,283)	$165,057

Cash flows from investing activities:
Payments for capital expenditures	-	(2,055)	(207,640)	(11,675)	-	(221,370)
Proceeds from sales of assets	-	-	20,003	13,296	-	33,299
Net cash used in investing activities	-	(2,055)	(187,637)	1,621	-	(188,071)

Cash flows from financing activities:
Intercompany dividends	-	-	-	(3,283)	3,283	-
Changes in notes with affiliated companies, net	(21,734)	(19,787)	22,564	18,957	-	-
Other	(2,132)	(454)	-	-	-	(2,586)
Net cash provided by (used in) financing activities	(23,866)	(20,241)	22,564	15,674	3,283	(2,586)
Effect of exchange rate changes on cash	-	-	-	(3,135)	-	(3,135)
Net decrease in cash, cash equivalents, and restricted cash	-	(24,309)	(14,563)	10,137	-	(28,735)

Cash, cash equivalents, and restricted cash at beginning of period	-	126,533	20,923	45,027	-	192,483
Cash, cash equivalents, and restricted cash at end of period	$-	$102,224	$6,360	$55,164	$-	$163,748

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2017
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$26,221	$3,369	$89,739	$(22,903)	$96,426

Cash flows from investing activities:
Payments for capital expenditures	-	(1,041)	(148,738)	(15,154)	(164,933)
Other	-	-	23,485	4,784	28,269
Net cash used in investing activities	-	(1,041)	(125,253)	(10,370)	(136,664)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	500,000	-	-	500,000
Principal payments on long-term debt	-	(500,000)	-	-	(500,000)
Payment of debt issuance costs	-	(11,967)	-	-	(11,967)
Changes in notes with affiliated companies, net	(21,163)	8,727	4,648	7,788	-
Other	(5,058)	-	-	-	(5,058)
Net cash provided by (used in) financing activities	(26,221)	(3,240)	4,648	7,788	(17,025)
Effect of exchange rate changes on cash	-	-	-	3,654	3,654
Net decrease in cash, cash equivalents, and restricted cash	-	(912)	(30,866)	(21,831)	(53,609)

Cash, cash equivalents, and restricted cash at beginning of period	-	127,445	51,789	66,858	246,092
Cash, cash equivalents, and restricted cash at end of period	$-	$126,533	$20,923	$45,027	$192,483

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2016
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$29,149	$(139,666)	$248,627	$(1,091)	$(75,767)	$61,252

Cash flows from investing activities:
Payments for capital expenditures	-	(405)	(64,478)	(15,665)	-	(80,548)
Other	-	-	6,501	-	-	6,501
Net cash used in investing activities	-	(405)	(57,977)	(15,665)	-	(74,047)

Cash flows from financing activities:
Proceeds from revolving credit facility	-	325,123	-	-	-	325,123
Payments on revolving credit facility	-	(325,123)	-	-	-	(325,123)
Payments on long-term debt	-	(325,000)	-	(12,576)	-	(337,576)
Payment of debt issuance costs	-	(2,711)	-	-	-	(2,711)
Intercompany dividends	-	-	(73,017)	(2,750)	75,767	-
Changes in notes with affiliated companies, net	(13,956)	185,950	(127,595)	(44,399)	-	-
Dividends paid	(12,111)	-	-	-	-	(12,111)
Other	(3,082)	-	-	-	-	(3,082)
Net cash provided by (used in) financing activities	(29,149)	(141,761)	(200,612)	(59,725)	75,767	(355,480)
Effect of exchange rate changes on cash	-	-	-	(7,959)	-	(7,959)
Net decrease in cash, cash equivalents, and restricted cash	-	(281,832)	(9,962)	(84,440)	-	(376,234)

Cash, cash equivalents, and restricted cash at beginning of period	-	409,277	61,751	151,298	-	622,326
Cash, cash equivalents, and restricted cash at end of period	$-	$127,445	$51,789	$66,858	$-	$246,092

(13) Interim Financial Information (Unaudited)

The following is a summary of consolidated interim financial information (in thousands):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$482,318	$535,548	$573,068	$539,331
Less:
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	343,460	369,810	404,389	384,445
Depreciation, depletion, amortization and accretion	105,719	97,973	99,892	97,264
Gross profit	33,139	67,765	68,787	57,622
Reduction in value of assets	-	-	-	739,725
Income (loss) from continuing operations	(59,948)	(25,437)	(21,816)	(750,185)
Income (loss) from discontinued operations, net of tax	224	(953)	-	-
Net loss	$(59,724)	$(26,390)	$(21,816)	$(750,185)

Loss per share from continuing operations:
Basic and diluted	$(0.39)	$(0.16)	$(0.14)	$(4.85)
Loss per share from discontinued operations:
Basic and diluted	$-	$(0.01)	$-	$(4.85)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$400,936	$470,068	$506,029	$497,043
Less:
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	321,986	351,802	368,279	356,628
Depreciation, depletion, amortization and accretion	114,281	108,119	108,751	107,565
Gross profit	(35,331)	10,147	28,999	32,850
Reduction in value of assets	-	-	9,953	4,202
Income (loss) from continuing operations	(89,661)	(62,039)	(57,189)	21,878
Loss from discontinued operations, net of tax	(1,998)	(1,767)	(1,860)	(13,285)
Net income (loss)	$(91,659)	$(63,806)	$(59,049)	$8,593

Income (loss) per share from continuing operations:
Basic	$(0.59)	$(0.41)	$(0.37)	$0.14
Diluted	(0.59)	(0.41)	(0.37)	0.14
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.08)
Diluted	(0.01)	(0.01)	(0.02)	(0.08)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (SEC).  In addition, the disclosure controls and procedures ensure that information required to be disclosed, accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), allow timely decisions regarding required disclosure.  An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2018 were effective to provide reasonable assurance that information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosures.  Management’s report and the independent registered public accounting firm’s attestation report are included herein under the captions “Management’s Annual Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.

There has been no change in our internal control over financial reporting during the three months ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, and for performing an assessment of the effectiveness of internal control over our financial reporting as of December 31, 2018.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our management, including our CEO and CFO, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, our management determined that as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Our internal control over financial reporting as of December 31, 2018 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Superior Energy Services, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Superior Energy Services, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, the related notes and financial statement schedule as listed in the accompanying index (collectively, the “consolidated financial statements”), and our report February 21, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

February 21, 2019

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

The following financial statements are included in Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm - Audit of Financial Statements

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Management’s Annual Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm - Audit of Internal Control over Financial Reporting

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2018, 2017 and 2016

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

10.14^

Form of Stock Option Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.15 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34037)).

10.15^

Form of Performance Share Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.16 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34037)).

10.16^

Form of Performance Share Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.15 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-34037)).

10.17^*	Form of Restricted Stock Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan.
10.18^*	Form of Performance Share Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan.
10.19^*	Form of Stock Option Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan.
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

10.23^

Composite Form of Employment Agreement by and between Superior Energy Services, Inc. and its executive officers (incorporated herein by reference to Exhibit 10.19 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed February 22, 2018 (File No. 001-34037)).

10.24^

Superior Energy Services, Inc. Change of Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 18, 2012 (File No. 001-34037)).

10.25

Fifth Amended and Restated Credit Agreement, dated October 20, 2017, among SESI, L.L.C., Superior Energy Services, Inc., JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed October 23, 2017 (File No. 001-34037)), as amended by First Amendment to Fifth Amended and Restated Credit Agreement, dated September 25, 2018, among SESI, L.L.C., Superior Energy Services, Inc., the guarantors party thereto, JPMorgan Chase Bank N.A. as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed October 23, 2018 (File No. 001-34037)).

10.26

Guaranty and Collateral Agreement, dated October 20, 2017, among SESI, LLC, Superior Energy Services, Inc., the other obligors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed October 23, 2017 (File No. 001-34037)).

10.27

Registration Rights Agreement, dated August 17, 2017, by and among SESI, L.L.C., Superior Energy Services, Inc., the subsidiary guarantors thereto and J.P. Morgan Securities LLC, as representative of the several named initial purchasers (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed August 17, 2017 (File No. 001-34037)).

10.28^

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date: February 21, 2019
	By:	/s/ David. D. Dunlap
David D. Dunlap
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Dunlap	President and Chief Executive Officer	February 21, 2019
David D. Dunlap	(Principal Executive Officer)

/s/ Westervelt T. Ballard, Jr. Westervelt T. Ballard, Jr.	Executive Vice President, Chief Financial Officer and Treasurer	February 21, 2019
(Principal Financial Officer)

/s/ James W. Spexarth	Chief Accounting Officer	February 21, 2019
James W. Spexarth	(Principal Accounting Officer)

/s/ Terence E. Hall	Chairman of the Board	February 21, 2019
Terence E. Hall

/s/ Harold J. Bouillion	Director	February 21, 2019
Harold J. Bouillion

/s/ James M. Funk	Director	February 21, 2019
James M. Funk

/s/ Peter D. Kinnear	Director	February 21, 2019
Peter D. Kinnear

/s/ Janiece M. Longoria	Director	February 21, 2019
Janiece M. Longoria

/s/ Michael M. McShane	Director	February 21, 2019
Michael M. McShane

/s/ W. Matt Ralls	Director	February 21, 2019
W. Matt Ralls

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts

Years Ended December 31, 2018, 2017 and 2016

(in thousands)

		Balance at the	Charged to
		beginning of	costs and		Balance at the
Description		the year	expenses	Deductions	end of the year

2018	Allowance for doubtful accounts	$29,037	$3,569	$20,526	$12,080

2017	Allowance for doubtful accounts	$29,740	$4,254	$4,957	$29,037

2016	Allowance for doubtful accounts	$28,242	$7,825	$6,327	$29,740