Form 10-Q
period 2019-03-31
SUPERIOR ENERGY SERVICES INC
filed 2019-04-24
CIK 886835

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

The number of shares of the registrant’s common stock outstanding on April 19, 2019 was 155,956,938.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended March 31, 2019

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2019 and December 31, 2018
(in thousands, except share data)
(unaudited)

	3/31/2019	12/31/2018
ASSETS
Current assets:
Cash and cash equivalents	$151,568	$158,050
Accounts receivable, net of allowance for doubtful accounts of $13,512 and
$12,080 at March 31, 2019 and December 31, 2018, respectively	420,811	447,353
Prepaid expenses	52,241	45,802
Inventory and other current assets	127,646	121,700
Total current assets	752,266	772,905

Property, plant and equipment, net of accumulated depreciation and depletion of $2,697,409 and $2,640,344 at March 31, 2019 and December 31, 2018, respectively	1,061,357	1,109,126
Operating lease right-of-use assets	103,082	-
Goodwill	137,495	136,788
Notes receivable	64,993	63,993
Restricted cash	2,722	5,698
Intangible and other long-term assets, net of accumulated amortization of $78,723 and $76,358 at March 31, 2019 and December 31, 2018, respectively	125,420	127,452
Total assets	$2,247,335	$2,215,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,549	$139,325
Accrued expenses	229,225	219,180
Income taxes payable	1,043	734
Current portion of decommissioning liabilities	3,565	3,538
Total current liabilities	354,382	362,777

Long-term debt, net	1,283,862	1,282,921
Decommissioning liabilities	128,062	126,558
Operating lease liabilities	78,384	-
Other long-term liabilities	154,579	152,967

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized - 250,000,000, Issued and Outstanding - 155,956,600 at March 31, 2019 Authorized - 250,000,000, Issued and Outstanding - 154,885,418 at December 31, 2018	156	155
Additional paid in capital	2,739,083	2,735,125
Accumulated other comprehensive loss, net	(72,104)	(73,177)
Retained deficit	(2,419,069)	(2,371,364)
Total stockholders’ equity	248,066	290,739
Total liabilities and stockholders’ equity	$2,247,335	$2,215,962

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2019 and 2018
(in thousands, except per share data)
(unaudited)

	2019	2018
Revenues:
Services	$376,139	$399,768
Rentals	91,037	82,550
Total revenues	467,176	482,318
Costs and expenses:
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	288,476	311,139
Cost of rentals (exclusive of depreciation, depletion, amortization and accretion)	41,687	32,321
Depreciation, depletion, amortization and accretion - services	66,776	87,747
Depreciation, depletion, amortization and accretion - rentals	15,663	17,972
General and administrative expenses	73,845	75,820
Loss from operations	(19,271)	(42,681)

Other expense:
Interest expense, net	(25,121)	(24,887)
Other expense	(1,612)	(1,735)
Loss from continuing operations before income taxes	(46,004)	(69,303)
Income taxes	1,701	(9,355)
Net loss from continuing operations	(47,705)	(59,948)
Loss from discontinued operations, net of income tax	-	224
Net loss	$(47,705)	$(59,724)

Basic and diluted loss per share	$(0.31)	$(0.39)

Weighted average shares outstanding	155,777	154,121

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
Three Months Ended March 31, 2019 and 2018
(in thousands)
(unaudited)

	2019	2018
Net loss	$(47,705)	$(59,724)
Change in cumulative translation adjustment, net of tax	1,073	4,388
Comprehensive loss	$(46,632)	$(55,336)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2019 and 2018
(in thousands)
(unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(47,705)	$(59,724)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and accretion	82,439	105,719
Deferred income taxes	-	(12,285)
Stock based compensation expense	8,453	8,197
Other reconciling items, net	(3,986)	(987)
Changes in operating assets and liabilities:
Accounts receivable	26,590	(44,692)
Inventory and other current assets	(5,941)	(15,620)
Accounts payable	(8,172)	16,810
Accrued expenses	(17,709)	(14,501)
Other, net	(6,590)	(7,875)
Net cash provided by (used in) operating activities	27,379	(24,958)

Cash flows from investing activities:
Payments for capital expenditures	(41,160)	(65,734)
Proceeds from sales of assets	5,066	12,135
Net cash used in investing activities	(36,094)	(53,599)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	-	744
Tax withholdings for vested restricted stock units	(1,667)	(5,155)
Other	-	(304)
Net cash used in financing activities	(1,667)	(4,715)
Effect of exchange rate changes on cash	924	1,812
Net change in cash, cash equivalents, and restricted cash	(9,458)	(81,460)
Cash, cash equivalents, and restricted cash at beginning of period	163,748	192,483
Cash, cash equivalents, and restricted cash at end of period	$154,290	$111,023

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2019 and 2018
(in thousands, except share data)
(unaudited)

				Accumulated
	Common		Additional	other
	stock	Common	paid-in	comprehensive	Retained
	shares	stock	capital	loss, net	deficit	Total

Balances, December 31, 2018	154,885,418	$155	$2,735,125	$(73,177)	$(2,371,364)	$290,739
Net loss	-	-	-	-	(47,705)	(47,705)
Foreign currency translation adjustment	-	-	-	1,073	-	1,073
Stock-based compensation expense,
net of forfeitures	-	-	5,625	-	-	5,625
Restricted stock units vested	1,503,046	1	(1)	-	-	-
Shares withheld and retired	(431,864)	-	(1,666)	-	-	(1,666)
Balances, March 31, 2019	155,956,600	$156	$2,739,083	$(72,104)	$(2,419,069)	$248,066

Balances, December 31, 2017	153,263,097	$153	$2,713,161	$(67,427)	$(1,513,458)	$1,132,429
Net loss	-	-	-	-	(59,724)	(59,724)
Foreign currency translation adjustment	-	-	-	4,388	-	4,388
Stock-based compensation expense,
net of forfeitures	-	-	6,229	-	-	6,229
Restricted stock units vested	1,431,646	1	(1)	-	-	-
Shares withheld and retired	(457,481)	-	(5,153)	-	-	(5,153)
Balances, March 31, 2018	154,237,262	$154	$2,714,236	$(63,039)	$(1,573,182)	$1,078,169

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2019

(1)Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC); however, management believes the disclosures that are made are adequate to make the information presented not misleading.  These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

The financial information of Superior Energy Services, Inc. and its subsidiaries (the Company) for the three months ended March 31, 2019 and 2018 has not been audited.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein.  The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

Disaggregation of revenue

The following table presents the Company’s revenues by segment disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2019	2018
U.S. land
Drilling Products and Services	$48,217	$40,717
Onshore Completion and Workover Services	205,038	231,489
Production Services	40,666	52,457
Technical Solutions	11,920	6,833
Total U.S. land	$305,841	$331,496

U.S. offshore
Drilling Products and Services	$29,067	$20,989
Onshore Completion and Workover Services	-	-
Production Services	19,272	17,500
Technical Solutions	20,933	37,562
Total U.S. offshore	$69,272	$76,051

International
Drilling Products and Services	$23,795	$23,496
Onshore Completion and Workover Services	-	-
Production Services	43,512	30,760
Technical Solutions	24,756	20,515
Total International	$92,063	$74,771
Total Revenues	$467,176	$482,318

The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	Three Months Ended March 31,
	2019	2018
Services
Drilling Products and Services	$31,121	$24,005
Onshore Completion and Workover Services	194,417	221,347
Production Services	94,848	94,614
Technical Solutions	55,753	59,802
Total services	$376,139	$399,768

Rentals
Drilling Products and Services	$69,958	$61,197
Onshore Completion and Workover Services	10,621	10,142
Production Services	8,602	6,103
Technical Solutions	1,856	5,108
Total rentals	$91,037	$82,550
Total Revenues	$467,176	$482,318

Impact of adoption of Accounting Standards Update (ASU) 2016-02, Leases (Topic 842)

Services revenue:

In connection with adoption of Topic 842, the Company determined that certain of its services revenue contracts contain a lease component.  The Company elected to adopt a practical expedient available to lessors, which allows the Company to combine the lease and non-lease components and account for the combined component in accordance with the accounting treatment for the predominant component.  Therefore, the Company combined the lease and service components for certain of the Company’s service contracts and continues to account for the combined component under Topic 606, Revenue from Contracts with Customers.

Rentals revenue:

The Company determined that its rentals revenue contracts represent short-term operating leases.  Therefore, the adoption of the ASU 2016-02 did not result in any changes in the timing or method of revenue recognition for the Company’s rental revenues.

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

	March 31, 2019	December 31, 2018
Finished goods	$54,931	$54,144
Raw materials	17,358	16,795
Work-in-process	7,992	5,544
Supplies and consumables	34,064	30,822
Total	$114,345	$107,305

(4)Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company related to costs associated with the abandonment of the acquired property.  Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities.  The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%.  The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities.  The Company recorded interest income related to notes receivable of $1.0 million for each of the three months ended March 31, 2019 and 2018.

(5)Debt

The Company’s outstanding debt is as follows (in thousands):

	March 31, 2019	December 31, 2018
	Long-term	Long-term
Senior unsecured notes due September 2024	$500,000	$500,000
Senior unsecured notes due December 2021	800,000	800,000
Total debt, gross	1,300,000	1,300,000
Unamortized debt issuance costs	(16,138)	(17,079)
Total debt, net	$1,283,862	$1,282,921

Credit Facility

The Company has an asset-based revolving credit facility which matures in October 2022.  The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves.  Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7 1/8% senior unsecured notes due 2021.  At March 31, 2019, the borrowing base was $240.8 million and the Company had $73.2 million of letters of credit outstanding that reduced its borrowing availability under the revolving credit facility.  The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.

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

(6)Decommissioning Liabilities

The Company’s decommissioning liabilities associated with an oil and gas property and its related assets include liabilities related to the plugging of wells, removal of the related platform and equipment, and site restoration.  The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially.  The Company had decommissioning liabilities of $131.6 million and $130.1 million at March 31, 2019 and December 31, 2018, respectively.

(7)  Leases

Adoption of ASU 2016-02, Leases

The Company adopted the new standard on January 1, 2019 and used the effective date as the date of initial application.  Therefore, prior period financial information has not been adjusted and continues to be reflected in accordance with the Company’s historical accounting policy.  The standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

The standard provides a number of optional practical expedients in transition.  The Company elected the “package of practical expedients,” which, among other things, allows the Company to carry forward its historical lease classification.

The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities of approximately $100.0 million as of January 1, 2019, with no related impact on the Company’s condensed consolidated statement of equity or condensed consolidated statement of operations.  Short-term leases have not been recorded on the balance sheet.

Accounting Policy for Leases

The Company determines if an arrangement is a lease at inception.  All of the Company’s leases are operating leases and are included in ROU assets, accounts payable and operating lease liabilities in the condensed consolidated balance sheet.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligations to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  The Company’s lease terms may include options to extend or terminate the lease.

Overview

The Company’s operating leases are primarily for real estate, machinery and equipment, and vehicles.  The terms and conditions for these leases vary by the type of underlying asset.  Total operating lease expense was $15.7 million and $13.5 million for the three months ended March 31, 2019 and 2018, respectively.  For the three months ended March 31, 2019, a portion of the total operating lease expense relating to short-term leases was $5.4 million.

Supplemental Balance Sheet Information

Operating leases at March 31, 2019 were as follows (in thousands):

March 31, 2019
Operating lease ROU assets	$103,082

Accrued expenses	$27,589
Operating lease liabilities	78,384
Total operating lease liabilities	$105,973

Cash paid for operating leases	$8,742
ROU assets obtained in exchange for lease obligations	$6,877

Weighted average remaining lease term	8 years
Weighted average discount rate	6.75%

Maturities of operating lease liabilities at March 31, 2019 are as follows (in thousands):

Remainder of 2019	$ 24,890
2020	27,169
2021	20,317
2022	11,847
2023	7,341
Thereafter	48,535
Total lease payments	140,099
Less imputed interest	(34,126)
Total	$ 105,973

At December 31, 2018, future minimum lease payments under long-term leases for the five years ending December 31, 2019 through 2023 and thereafter are as follows:  $30.8 million, $24.3 million, $16.6 million, $9.8 million and $6.9 million and $37.8 million, respectively.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at March 31, 2019
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$-	$14,183	$-	$14,183
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$1,329	$-	$1,329
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$20,961	$-	$20,961
Total debt	$1,141,127	$-	$-	$1,141,127

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$376	$12,930	$-	$13,306
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$1,138	$-	$1,138
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$19,766	$-	$19,766
Total debt	$1,084,711	$-	$-	$1,084,711

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

The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued expenses, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities.  The fair value of the debt instruments is determined by reference to the market value of the instrument as quoted in an over-the-counter market.

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

The Company evaluates the performance of its reportable segments based on income or loss from operations excluding corporate expenses.  The segment measure is calculated as follows: segment revenues less segment operating expenses, depreciation, depletion, amortization and accretion expense and reduction in value of assets.  The Company uses this segment measure to evaluate its reportable segments because it is the measure that is most consistent with how the Company organizes and manages its business operations.  Corporate and other costs primarily include expenses related to support functions, salaries and benefits for corporate employees and stock-based compensation expense.

Summarized financial information for the Company’s segments is as follows (in thousands):

Three Months Ended March 31, 2019

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$101,079	$205,038	$103,450	$57,609	$-	$467,176
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	42,205	171,799	79,881	36,278	-	330,163
Depreciation, depletion, amortization
and accretion	23,026	37,743	14,140	6,310	1,220	82,439
General and administrative expenses	14,569	10,575	7,812	15,937	24,952	73,845
Income (loss) from operations	21,279	(15,079)	1,617	(916)	(26,172)	(19,271)
Interest income (expense), net	-	-	-	1,018	(26,139)	(25,121)
Other expense	-	-	-	-	(1,612)	(1,612)
Income (loss) from continuing operations
before income taxes	$21,279	$(15,079)	$1,617	$102	$(53,923)	$(46,004)

Three Months Ended March 31, 2018

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$85,202	$231,489	$100,717	$64,910	$-	$482,318
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	35,070	180,651	85,936	41,803	-	343,460
Depreciation, depletion, amortization
and accretion	29,641	47,655	19,280	7,730	1,413	105,719
General and administrative expenses	12,524	13,226	9,593	14,060	26,417	75,820
Income (loss) from operations	7,967	(10,043)	(14,092)	1,317	(27,830)	(42,681)
Interest income (expense), net	-	-	-	956	(25,843)	(24,887)
Other expense	-	-	-	-	(1,735)	(1,735)
Income (loss) from continuing operations
before income taxes	$7,967	$(10,043)	$(14,092)	$2,273	$(55,408)	$(69,303)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
March 31, 2019	$607,991	$743,319	$497,110	$331,877	$67,038	$2,247,335
December 31, 2018	$587,264	$808,037	$434,430	$340,161	$46,070	$2,215,962

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

Revenues
	Three Months Ended March 31,
	2019	2018
United States	$375,113	$407,547
Other countries	92,063	74,771
Total	$467,176	$482,318

Long-Lived Assets

	March 31, 2019	December 31, 2018
United States	$867,831	$903,520
Other countries	193,526	205,606
Total	$1,061,357	$1,109,126

(10)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants).  Under the stock incentive plans, the Company may grant incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants.  The Company’s total compensation expense related to these plans was approximately $8.0  million and $7.9 million for the three months ended March 31, 2019 and March 31, 2018, respectively, which is reflected in general and administrative expenses.

(11)  Income Taxes

The Company had $30.6 million of unrecorded tax benefits as of March 31, 2019 and December 31, 2018, all of which would impact the Company’s effective tax rate if recognized.  It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

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

The Company incurred a loss from continuing operations for the three months ended March 31, 2019 and 2018; therefore the impact of any incremental shares would be anti-dilutive.

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
March 31, 2019
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$93,466	$1,054	$57,048	$-	$151,568
Accounts receivable, net	-	33	333,795	86,983	-	420,811
Intercompany accounts receivable	-	15,096	71,698	3,752	(90,546)	-
Other current assets	-	11,087	118,721	50,079	-	179,887
Total current assets	-	119,682	525,268	197,862	(90,546)	752,266

Property, plant and equipment, net	-	9,981	881,610	169,766	-	1,061,357
Operating lease right-of-use assets	-	20,785	68,086	14,211	-	103,082
Goodwill	-	-	80,544	56,951	-	137,495
Notes receivable	-	-	64,993	-	-	64,993
Long-term intercompany accounts receivable	2,247,345	-	2,032,421	182,186	(4,461,952)	-
Equity investments of consolidated subsidiaries	(1,999,279)	3,748,111	6,721	-	(1,755,553)	-
Restricted cash	-	-	2,677	45	-	2,722
Intangible and other long-term assets, net	-	19,636	98,608	7,176	-	125,420
Total assets	$248,066	$3,918,195	$3,760,928	$628,197	$(6,308,051)	$2,247,335

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$-	$13,988	$83,417	$23,144	$-	$120,549
Accrued expenses	-	86,259	108,566	34,400	-	229,225
Income taxes payable	-	(1,881)	-	2,924	-	1,043
Intercompany accounts payable	-	724	7,501	82,321	(90,546)	-
Current portion of decommissioning liabilities	-	-	-	3,565	-	3,565
Total current liabilities	-	99,090	199,484	146,354	(90,546)	354,382

Long-term debt, net	-	1,283,862	-	-	-	1,283,862
Decommissioning liabilities	-	-	128,062	-	-	128,062
Operating lease liabilities	-	21,252	47,502	9,630	-	78,384
Long-term intercompany accounts payable	-	4,461,952	-	-	(4,461,952)	-
Other long-term liabilities	-	51,318	77,062	26,199	-	154,579
Total stockholders' equity (deficit)	248,066	(1,999,279)	3,308,818	446,014	(1,755,553)	248,066
Total liabilities and stockholders' equity	$248,066	$3,918,195	$3,760,928	$628,197	$(6,308,051)	$2,247,335

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
December 31, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$102,224	$707	$55,119	$-	$158,050
Accounts receivable, net	-	160	367,497	79,696	-	447,353
Intercompany accounts receivable	-	12,279	74,906	3,489	(90,674)	-
Other current assets	-	12,805	111,560	43,137	-	167,502
Total current assets	-	127,468	554,670	181,441	(90,674)	772,905

Property, plant and equipment, net	-	10,129	920,978	178,019	-	1,109,126
Goodwill	-	-	80,544	56,244	-	136,788
Notes receivable	-	-	63,993	-	-	63,993
Long-term intercompany accounts receivable	2,243,431	-	1,991,912	182,284	(4,417,627)	-
Equity investments of consolidated subsidiaries	(1,952,647)	3,754,887	5,992	-	(1,808,232)	-
Restricted cash	-	-	5,653	45	-	5,698
Intangible and other long-term assets, net	-	19,255	100,847	7,350	-	127,452
Total assets	$290,784	$3,911,739	$3,724,589	$605,383	$(6,316,533)	$2,215,962

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$-	$8,807	$109,903	$20,615	$-	$139,325
Accrued expenses	45	102,845	86,926	29,364	-	219,180
Income taxes payable	-	1,237	-	(503)	-	734
Intercompany accounts payable	-	724	6,869	83,081	(90,674)	-
Current portion of decommissioning liabilities	-	-	-	3,538	-	3,538
Total current liabilities	45	113,613	203,698	136,095	(90,674)	362,777

Long-term debt, net	-	1,282,921	-	-	-	1,282,921
Decommissioning liabilities	-	-	126,558	-	-	126,558
Long-term intercompany accounts payable	-	4,417,627	-	-	(4,417,627)	-
Other long-term liabilities	-	50,225	76,543	26,199	-	152,967
Total stockholders' equity (deficit)	290,739	(1,952,647)	3,317,790	443,089	(1,808,232)	290,739
Total liabilities and stockholders' equity	$290,784	$3,911,739	$3,724,589	$605,383	$(6,316,533)	$2,215,962

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2019
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$391,392	81,899	(6,115)	$467,176
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(819)	280,978	56,119	(6,115)	330,163
Depreciation, depletion, amortization and
accretion	-	950	71,563	9,926	-	82,439
General and administrative expenses	-	24,322	39,416	10,107	-	73,845
Income (loss) from operations	-	(24,453)	(565)	5,747	-	(19,271)

Other income (expense):
Interest expense, net	-	(26,382)	1,227	34	-	(25,121)
Other income (expense)	-	(791)	98	(919)	-	(1,612)
Equity in earnings (losses) of consolidated subsidiaries	(47,705)	(7,848)	729	-	54,824	-
Income (loss) from operations before income taxes	(47,705)	(59,474)	1,489	4,862	54,824	(46,004)
Income taxes	-	(11,769)	10,459	3,011	-	1,701
Net income (loss)	(47,705)	(47,705)	(8,970)	1,851	54,824	(47,705)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Loss
Three Months Ended March 31, 2019
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(47,705)	$(47,705)	$(8,970)	$1,851	$54,824	$(47,705)
Change in cumulative translation adjustment, net of tax	1,073	1,073	-	1,073	(2,146)	1,073
Comprehensive income (loss)	$(46,632)	$(46,632)	$(8,970)	$2,924	$52,678	$(46,632)

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2019
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$5,581	$(49,421)	$67,883	$3,336	$27,379

Cash flows from investing activities:
Payments for capital expenditures	-	(845)	(38,909)	(1,406)	(41,160)
Proceeds from sales of assets	-	-	5,066	-	5,066
Net cash used in investing activities	-	(845)	(33,843)	(1,406)	(36,094)

Cash flows from financing activities:
Changes in notes with affiliated companies, net	(3,914)	41,508	(36,669)	(925)	-
Other	(1,667)	-	-	-	(1,667)
Net cash provided by (used in) financing activities	(5,581)	41,508	(36,669)	(925)	(1,667)
Effect of exchange rate changes on cash	-	-	-	924	924
Net change in cash, cash equivalents, and restricted cash	-	(8,758)	(2,629)	1,929	(9,458)

Cash, cash equivalents, and restricted cash at beginning of period	-	102,224	6,360	55,164	163,748
Cash, cash equivalents, and restricted cash at end of period	$-	$93,466	$3,731	$57,093	$154,290

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$6,229	$(42,958)	$17,549	$(15,047)	$9,269	$(24,958)

Cash flows from investing activities:
Payments for capital expenditures	-	-	(63,489)	(2,245)	-	(65,734)
Other	-	-	2,003	10,132	-	12,135
Net cash used in investing activities	-	-	(61,486)	7,887	-	(53,599)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	-	-	-	744	-	744
Intercompany dividends	-	-	-	9,269	(9,269)	-
Changes in notes with affiliated companies, net	(845)	(41,727)	44,181	(1,609)	-	-
Other	(5,384)	(75)	-	-	-	(5,459)
Net cash provided by (used in) financing activities	(6,229)	(41,802)	44,181	8,404	(9,269)	(4,715)
Effect of exchange rate changes on cash	-	-	-	1,812	-	1,812
Net change in cash, cash equivalents, and restricted cash	-	(84,760)	244	3,056	-	(81,460)

Cash, cash equivalents, and restricted cash at beginning of period	-	126,533	20,923	45,027	-	192,483
Cash, cash equivalents, and restricted cash at end of period	$-	$41,773	$21,167	$48,083	$-	$111,023

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents filed by us with the SEC contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words.  All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to: the conditions in the oil and gas industry, especially oil and natural gas prices and capital expenditures by oil and gas companies; our outstanding debt obligations and the potential effect of limiting our ability to fund future growth and operations and increasing our exposure to risk during adverse economic conditions; necessary capital financing may not be available at economic rates or at all; volatility of our common stock; operating hazards, including the significant possibility of accidents resulting in personal injury or death, property damage or environmental damage for which we may have limited or no insurance coverage or indemnification rights; we may not be fully indemnified against losses incurred due to catastrophic events; claims, litigation or other proceedings that require cash payments or could impair financial condition; credit risk associated with our customer base; the effect of regulatory programs (including regarding worker health and safety laws) and environmental matters on our operations or prospects, including the risk that future changes in the regulation of hydraulic fracturing could reduce demand for our pressure pumping and fluid management services, or that future changes in climate change legislation could result in increased operating costs or reduced commodity demand globally; the impact that unfavorable or unusual weather conditions could have on our operations; the potential inability to retain key employees and skilled workers; political, legal, economic and other risks and uncertainties associated with our international operations; laws, regulations or practices in foreign countries could materially restrict our operations or expose us to additional risks; potential changes in tax laws, adverse positions taken by tax authorities or tax audits impacting our operating results; changes in competitive and technological factors affecting our operations; risks associated with the uncertainty of macroeconomic and business conditions worldwide; not realizing the benefits of acquisitions or divestitures; our operations may be subject to cyber-attacks that could have an adverse effect on our business operations; counterparty risks associated with reliance on key suppliers; challenges with estimating our potential liabilities related to our oil and natural gas property; and risks associated with potential changes of Bureau of Ocean Energy Management security and bonding requirements for offshore platforms.  These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements. We undertake no obligation to update any of our forward-looking statements for any reason and, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

	Three Months Ended March 31,
	2019	2018	% Change
Worldwide Rig Count (1)
U.S.:
Land	1,023	951	8%
Offshore	21	16	31%
Total	1,044	967	8%
International (2)	1,030	970	6%
Worldwide Total	2,074	1,937	7%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$54.82	$62.91	-13%
Natural Gas (Henry Hub)	$2.92	$3.07	-5%

(1) Estimate of drilling activity as measured by the average active drilling rigs based on Baker Hughes, a GE company, rig   count information.

(2) Excludes Canadian Rig Count.

Comparison of the Results of Operations for the Three Months Ended March 31, 2019 and December 31, 2018

For the first quarter of 2019, our revenue was $467.2 million and the net loss was $47.7 million, or a $0.31 loss per share.  This compares to net loss of $750.2 million, or a $4.85 loss per share, for the fourth quarter of 2018, on revenue of $539.3 million.  Net loss for the fourth quarter of 2018 included a pre-tax charge of $743.7 million, primarily related to reduction in value of goodwill and long-lived assets.

First quarter 2019 revenue in our Drilling Products and Services segment decreased 4% sequentially to $101.1 million, as compared to $105.3 million in the fourth quarter of 2018.  U.S. land revenue increased 3% sequentially to $48.2 million due to the increase in rentals of premium drill pipe during the quarter.  International revenue decreased 15% to $23.8 million and U.S. offshore revenue decreased 5% sequentially to $29.1 million primarily due to decrease in rentals of premium drill pipe.

First quarter 2019 revenue in our Onshore Completion and Workover Services segment decreased 20% to $205.0 million, as compared to $255.1 million for the fourth quarter of 2018.  The decrease in revenue is primarily attributable to decreased activity in our pressure pumping business.

First quarter 2019 revenue in our Production Services segment decreased 6% sequentially to $103.5 million, as compared to $109.9 million in the fourth quarter of 2018.  Revenue from U.S. offshore and international market areas remained flat at $19.3 million and $43.5 million, respectively.  U.S. land revenue decreased 14% to $40.7 million, primarily due to a decrease in coiled tubing activities.

First quarter 2019 revenue in our Technical Solutions segment decreased 17% sequentially to $57.6 million, as compared to $69.0 million in the fourth quarter of 2018.  U.S. land revenue increased 49% sequentially to $11.9 million, primarily due to an increase in demand for well control services.  International revenue increased 20% sequentially to $24.8 million primarily due to an increase in subsea intervention services.  U.S. offshore revenue decreased 48% sequentially to $20.9 million due to a decrease in demand for completion tools and products.

Comparison of the Results of Operations for the Three Months Ended March 31, 2019 and March 31, 2018

For the three months ended March 31, 2019, our revenue was $467.2 million, a decrease of $15.2 million or 3%, as compared to the same period in 2018.  Net loss was $47.7 million, or a $0.31 loss per share.  This compares to a net loss for the three months ended March 31, 2018 of $59.7 million, or a $0.39 loss per share.

The following table compares our operating results for the three months ended March 31, 2019 and March 31, 2018 (in thousands, except percentages).  Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2019	2018	Change	%	2019	%	2018	%	Change
Drilling Products and
Services	$101,079	$85,202	$15,877	19%	$42,205	42%	$35,070	41%	$7,135
Onshore Completion and
Workover Services	205,038	231,489	(26,451)	-11%	171,799	84%	180,651	78%	(8,852)
Production Services	103,450	100,717	2,733	3%	79,881	77%	85,936	85%	(6,055)
Technical Solutions	57,609	64,910	(7,301)	-11%	36,278	63%	41,803	64%	(5,525)
Total	$467,176	$482,318	$(15,142)	-3%	$330,163	71%	$343,460	71%	$(13,297)

Operating Segments:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 19% to $101.1 million for the three months ended March 31, 2019, as compared to $85.2 million for the same period in 2018.  Cost of services and rentals as a percentage of revenue increased to 42% of segment revenue for the three months ended March 31, 2019, as compared to 41% for the same period in 2018.  Revenue from the U.S. land market areas increased 18% as a result of increases in revenue from rentals of premium drill pipe and bottom hole assemblies, as demand for these rental products increased along with the increase in U.S. land rig count.  Revenue from the U.S. offshore market area increased 38% primarily due to an increase in revenue from rentals of premium drill pipe and bottom hole assemblies.  The revenue from the international market areas remained flat.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 11% to $205.0 million for the three months ended March 31, 2019, as compared to $231.5 million for the same period in 2018.  All of this segment’s revenue is derived from the U.S. land market area.  Cost of services and rentals as a percentage of revenue increased to 84% of segment revenue for the three months ended March 31, 2019, as compared to 78% for the same period in 2018.  The decrease in revenue is primarily attributable to decreased activity in our pressure pumping and well services businesses.

Production Services Segment

Revenue from our Production Services segment for the three months ended March 31, 2019 increased by 3% to $103.5 million, as compared to $100.8 million for the same period in 2018.  Cost of services and rentals as a percentage of revenue decreased to 77% of segment revenue for the three months ended March 31, 2019, as compared to 85% for the same period in 2018.  Revenue from the U.S. land market area decreased 22%, primarily due to a decrease in coiled tubing activities.  The revenue from the international market areas increased 41%, primarily due to an increase in hydraulic workover and snubbing activities.  Revenue from the U.S. offshore market area increased 10%, primarily due to an increase in pressure control activities.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 11% to $57.6 million for the three months ended March 31, 2019, as compared to $64.8 million for the same period in 2018.  Cost of services and rentals as a percentage of revenue decreased to 63% of segment revenue for the three months ended March 31, 2019, as compared to 64% for the same period in 2018.  Revenue from the U.S. land market area increased 74%, primarily due to an increase in well control services.  Revenue from the international market areas increased 21%, primarily due to an increase in demand for completion tools and products.  Revenue derived from the U.S. offshore market area decreased 44%, primarily due to a decrease in demand for completion tools and products.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $82.4 million during the three months ended March 31, 2019 from $105.7 million during the same period in 2018.  Depreciation and amortization expense decreased for our Drilling Products and Services segment by $6.6 million, or 22%; for our Onshore Completion and Workover Services segment by $9.9 million, or 21%; for our Production Services segment by $5.1 million, or 27%; and for our Technical Solutions segment by $1.4 million, or 18%.  Depreciation expense for Corporate and Other remained flat.  The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2019 was a 4% expense compared to a 14% benefit for the same period in 2018.  The change in the effective income tax rate was primarily impacted by discrete items recorded during the three months ended March 31, 2019.

Liquidity and Capital Resources

For the three months ended March 31, 2019, we generated net cash from operating activities of $27.4 million, as compared to cash used in operating activities of $25.0 million for the same period in 2018.  Our primary liquidity needs during the next twelve months are for working capital and capital expenditures.  Our primary sources of liquidity are cash flows from operations and available borrowings under our credit facility.  We had cash and cash equivalents of $151.6 million at March 31, 2019, compared to $158.1 million at December 31, 2018.

We spent $41.2 million of cash on capital expenditures during the three months ended March 31, 2019.  Approximately $20.2 million was used to expand and maintain our Drilling Products and Services segment’s equipment inventory.  Approximately $18.0 million, $1.3 million and $1.3 million was spent in our Onshore Completion and Workover Services, Production Services and Technical Solutions segments, respectively.  During 2019, we intend to limit capital spending within our operational cash flow levels to generate free cash flow and allocate capital to businesses with higher returns on invested capital.

We have an asset-based revolving credit facility which matures in October 2022.  The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves.  Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7 1/8% senior unsecured notes due 2021.  At March 31, 2019, the borrowing base was $240.8 million and we had $73.2 million of letters of credit outstanding that reduced our borrowing availability under the revolving credit facility.   The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.  At March 31, 2019, we were in compliance with all such covenants.

We have outstanding $500 million of 7 3/4% senior unsecured notes due September 2024.  The indenture governing the 7 3/4% senior unsecured notes due 2024 requires semi-annual interest payments on March 15 and September 15 of each year through the maturity date of September 15, 2024.  The indenture contains customary events of default and requires that we satisfy various covenants.  At March 31, 2019, we were in compliance with all such covenants.

We also have outstanding $800 million of 7 1/8% unsecured senior notes due December 2021.  The indenture governing the 7 1/8% senior notes due 2021 requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants.  At March 31, 2019, we were in compliance with all such covenants.

Other Matters

Off-Balance Sheet Arrangements and Hedging Activities

At March 31, 2019, we had no off-balance sheet arrangements and no hedging contracts.

Recently Adopted Accounting Guidance

See Part I, Item 1, “Financial Statements – Note 7 – Leases.”

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes.  At March 31, 2019, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At March 31, 2019, we had no variable rate debt outstanding.

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

(b)

Changes in internal control.  Effective January 1, 2019, we adopted Topic 842, Leases.  The adoption of this standard resulted in recording of operating lease assets and operating lease liabilities, with no related impact on our condensed consolidated statement of equity or condensed consolidated statement of operations for the three months ended March 31, 2019.  In connection with the adoption of the new standard, we implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard.  There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 - 31, 2019	423,574	$3.84
February 1 - 28, 2019	8,290	$4.67
March 1 - 31, 2019	-	$-
Total	431,864	$3.86

 (1)   Through our stock incentive plans, 431,864 shares were delivered to us by our employees to satisfy their tax withholding requirements upon vesting of restricted stock units.

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

SUPERIOR ENERGY SERVICES, INC.

		By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr. Executive Vice President, Chief Financial Officer and Treasurer

		By:	/s/ James W. Spexarth
James W. Spexarth
Chief Accounting Officer

Date:	April 24, 2019