Form 10-Q
period 2019-06-30
SUPERIOR ENERGY SERVICES INC
filed 2019-07-24
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File No. 001-34037

Commission Company Name: SUPERIOR ENERGY SERVICES INC

SUPERIOR ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2379388
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1001 Louisiana Street, Suite 2900	77002
Houston, TX	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 654-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.001 par value	SPN	New York Stock Exchange

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

The number of shares of the registrant’s common stock outstanding on July 19, 2019 was 156,573,160.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$234,132	$158,050
Accounts receivable, net of allowance for doubtful accounts of $13,217 and
$12,080 at June 30, 2019 and December 31, 2018, respectively	369,834	447,353
Prepaid expenses	61,989	45,802
Inventory and other current assets	133,815	121,700
Total current assets	799,770	772,905

Property, plant and equipment, net of accumulated depreciation and depletion of $2,618,764 and $2,640,344 at June 30, 2019 and December 31, 2018, respectively	940,933	1,109,126
Operating lease right-of-use assets	99,004	-
Goodwill	136,787	136,788
Notes receivable	66,010	63,993
Restricted cash	2,739	5,698
Intangible and other long-term assets, net of accumulated amortization of $23,037 and $76,358 at June 30, 2019 and December 31, 2018, respectively	101,054	127,452
Total assets	$2,146,297	$2,215,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,894	$139,325
Accrued expenses	218,882	219,180
Income taxes payable	3,734	734
Current portion of decommissioning liabilities	3,593	3,538
Total current liabilities	322,103	362,777

Long-term debt, net	1,284,814	1,282,921
Decommissioning liabilities	129,604	126,558
Operating lease liabilities	78,973	-
Other long-term liabilities	150,412	152,967

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized - 250,000,000, Issued and Outstanding - 156,573,160 at June 30, 2019 Authorized - 250,000,000, Issued and Outstanding - 154,885,418 at December 31, 2018	157	155
Additional paid in capital	2,744,373	2,735,125
Accumulated other comprehensive loss, net	(74,020)	(73,177)
Retained deficit	(2,490,119)	(2,371,364)
Total stockholders’ equity	180,391	290,739
Total liabilities and stockholders’ equity	$2,146,297	$2,215,962

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Services	$344,304	$446,812	$720,443	$846,580
Rentals	92,011	88,736	183,048	171,286
Total revenues	436,315	535,548	903,491	1,017,866
Costs and expenses:
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	257,578	333,126	546,132	644,265
Cost of rentals (exclusive of depreciation, depletion, amortization and accretion)	38,850	36,684	80,459	69,005
Depreciation, depletion, amortization and accretion - services	59,423	81,740	126,199	169,487
Depreciation, depletion, amortization and accretion - rentals	15,795	16,233	31,458	34,205
General and administrative expenses	71,984	69,896	145,829	145,716
Reduction in value of assets	31,381	-	31,381	-
Loss from operations	(38,696)	(2,131)	(57,967)	(44,812)

Other expense:
Interest expense, net	(24,650)	(24,894)	(49,771)	(49,781)
Other income (expense)	490	(2,382)	(1,122)	(4,117)
Loss from continuing operations before income taxes	(62,856)	(29,407)	(108,860)	(98,710)
Income taxes	8,194	(3,970)	9,895	(13,325)
Net loss from continuing operations	(71,050)	(25,437)	(118,755)	(85,385)
Loss from discontinued operations, net of income tax	-	(953)	-	(729)
Net loss	$(71,050)	$(26,390)	$(118,755)	$(86,114)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.46)	$(0.16)	$(0.76)	$(0.56)
Loss from discontinued operations	-	(0.01)	-	-
Net loss	$(0.46)	$(0.17)	$(0.76)	$(0.56)

Weighted average shares outstanding	155,997	154,278	155,383	153,728

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(71,050)	$(26,390)	$(118,755)	$(86,114)
Change in cumulative translation adjustment, net of tax	(1,916)	(7,053)	(843)	(2,665)
Comprehensive loss	$(72,966)	$(33,443)	$(119,598)	$(88,779)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(118,755)	$(86,114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	157,657	203,692
Deferred income taxes	-	(19,300)
Reduction in value of assets	31,381	-
Right-of-use assets amortization	11,286	-
Stock based compensation expense	13,507	16,552
Other reconciling items, net	(7,005)	(2,595)
Changes in operating assets and liabilities:
Accounts receivable	67,506	(44,415)
Prepaid expenses	(16,953)	(862)
Inventory and other current assets	(13,680)	(24,854)
Accounts payable	(21,931)	32,852
Accrued expenses	(28,089)	(35,729)
Other, net	(6,094)	188
Net cash provided by operating activities	68,830	39,415

Cash flows from investing activities:
Payments for capital expenditures	(79,136)	(119,841)
Proceeds from sales of assets	84,557	23,297
Net cash provided by (used in) investing activities	5,421	(96,544)

Cash flows from financing activities:
Tax withholding for vested restricted stock units	(1,677)	(5,183)
Other	651	1,283
Net cash used in financing activities	(1,026)	(3,900)
Effect of exchange rate changes on cash	(102)	(1,311)
Net change in cash, cash equivalents, and restricted cash	73,123	(62,340)
Cash, cash equivalents, and restricted cash at beginning of period	163,748	192,483
Cash, cash equivalents, and restricted cash at end of period	$236,871	$130,143

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2019
(in thousands, except share data)
(unaudited)

				Accumulated
	Common		Additional	other
	stock	Common	paid-in	comprehensive	Retained
	shares	stock	capital	loss, net	deficit	Total
Balances, December 31, 2018	154,885,418	$155	$2,735,125	$(73,177)	$(2,371,364)	$290,739
Net loss	-	-	-	-	(47,705)	(47,705)
Foreign currency translation adjustment	-	-	-	1,073	-	1,073
Stock-based compensation expense,
net of forfeitures	-	-	5,625	-	-	5,625
Transactions under stock plans	1,071,182	1	(1,667)	-	-	(1,666)
Balances, March 31, 2019	155,956,600	$156	$2,739,083	$(72,104)	$(2,419,069)	$248,066

Net loss	-	-	-	-	(71,050)	(71,050)
Foreign currency translation adjustment	-	-	-	(1,916)	-	(1,916)
Stock-based compensation expense,
net of forfeitures	-	-	4,650	-	-	4,650
Transactions under stock plans	116,374	-	(10)	-	-	(10)
Shares issued under Employee Stock Purchase Plan	500,186	1	650	-	-	651
Balances, June 30, 2019	156,573,160	$157	$2,744,373	$(74,020)	$(2,490,119)	$180,391

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2018
(in thousands, except share data)
(unaudited)

				Accumulated
	Common		Additional	other
	stock	Common	paid-in	comprehensive	Retained
	shares	stock	capital	loss, net	deficit	Total
Balances, December 31, 2017	153,263,097	$153	$2,713,161	$(67,427)	$(1,513,458)	$1,132,429
Net loss	-	-	-	-	(59,724)	(59,724)
Foreign currency translation adjustment	-	-	-	4,388	-	4,388
Stock-based compensation expense,
net of forfeitures	-	-	6,229	-	-	6,229
Transactions under stock plans	974,165	1	(5,154)	-	-	(5,153)
Balances, March 31, 2018	154,237,262	$154	$2,714,236	$(63,039)	$(1,573,182)	$1,078,169

Net loss	-	-	-	-	(26,390)	(26,390)
Foreign currency translation adjustment	-	-	-	(7,053)	-	(7,053)
Stock-based compensation expense,
net of forfeitures	-	-	6,113	-	-	6,113
Transactions under stock plans	90,535	-	(30)	-	-	(30)
Shares issued under Employee Stock Purchase Plan	197,830	1	1,905	-	-	1,906
Balances, June 30, 2018	154,525,627	$155	$2,722,224	$(70,092)	$(1,599,572)	$1,052,715

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2019

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

The financial information of Superior Energy Services, Inc. and its subsidiaries (the Company) for the three and six months ended June 30, 2019 and 2018 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

Performance Obligations

A performance obligation arises under contracts with customers to render services or provide rentals, and is the unit of account under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The Company accounts for services rendered and rentals provided separately if they are distinct and the service or rental is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered or rentals provided on its own or with other resources that are readily available to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. A contract’s standalone selling prices are determined based on the prices that the Company charges for its services rendered and rentals provided. The majority of the Company’s performance obligations are satisfied over time, which is generally represented by a period of 30 days or less. The Company’s payment terms vary by the type of products or services offered. The term between invoicing and when the payment is due is typically 30 days.

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

The Company expenses sales commissions when incurred because the amortization period would have been one year or less.

Disaggregation of revenue

The following table presents the Company’s revenues by segment disaggregated by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. land
Drilling Products and Services	$47,267	$43,394	$95,483	$84,111
Onshore Completion and Workover Services	163,495	276,242	368,533	507,731
Production Services	38,808	47,944	79,475	100,401
Technical Solutions	13,385	7,858	25,307	14,691
Total U.S. land	$262,955	$375,438	$568,798	$706,934

U.S. offshore
Drilling Products and Services	$28,085	$23,261	$57,153	$44,250
Onshore Completion and Workover Services	-	-	-	-
Production Services	21,410	13,634	40,682	31,134
Technical Solutions	33,492	35,333	54,424	72,895
Total U.S. offshore	$82,987	$72,228	$152,259	$148,279

International
Drilling Products and Services	$25,330	$27,378	$49,125	$50,874
Onshore Completion and Workover Services	-	-	-	-
Production Services	42,784	40,426	86,295	71,186
Technical Solutions	22,259	20,078	47,014	40,593
Total International	$90,373	$87,882	$182,434	$162,653
Total Revenues	$436,315	$535,548	$903,491	$1,017,866

The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Services
Drilling Products and Services	$28,046	$27,461	$59,169	$51,466
Onshore Completion and Workover Services	154,395	266,071	348,812	487,418
Production Services	95,752	93,678	190,600	188,292
Technical Solutions	66,111	59,602	121,862	119,404
Total services	$344,304	$446,812	$720,443	$846,580

Rentals
Drilling Products and Services	$72,636	$66,572	$142,592	$127,769
Onshore Completion and Workover Services	9,100	10,171	19,721	20,313
Production Services	7,250	8,326	15,852	14,429
Technical Solutions	3,025	3,667	4,883	8,775
Total rentals	$92,011	$88,736	$183,048	$171,286
Total Revenues	$436,315	$535,548	$903,491	$1,017,866

Impact of adoption of ASU 2016-02, Leases (Topic 842)

Services revenue:

In connection with its adoption of Topic 842, the Company determined that certain of its services revenue contracts contain a lease component. The Company elected to adopt a practical expedient option available to lessors, which allows the Company to combine the lease and non-lease components and account for the combined component in accordance with the accounting treatment for the predominant component. Therefore, the Company combined the lease and service components for certain of the Company’s service contracts and continues to account for the combined component under ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

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

	June 30, 2019	December 31, 2018
Finished goods	$60,425	$54,144
Raw materials	15,802	16,795
Work-in-process	11,089	5,544
Supplies and consumables	33,663	30,822
Total	$120,979	$107,305

(4)Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company related to costs associated with the abandonment of the acquired property. Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%. The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities. The Company recorded interest income related to notes receivable of $2.0 million for each of the six months ended June 30, 2019 and 2018.

(5)Debt

The Company’s outstanding debt is as follows (in thousands):

		June 30, 2019	December 31, 2018
	Stated Interest Rate (%)	Long-term
Senior unsecured notes due September 2024	7.750	$500,000	$500,000
Senior unsecured notes due December 2021	7.125	800,000	800,000
Total debt, gross		1,300,000	1,300,000
Unamortized debt issuance costs		(15,186)	(17,079)
Total debt, net		$1,284,814	$1,282,921

Credit Facility

The Company has an asset-based revolving credit facility which matures in October 2022. The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves. Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the senior unsecured notes due 2021. At June 30, 2019, the borrowing base was $231.7 million and the Company had $70.9 million of letters of credit outstanding that reduced its borrowing availability under the revolving credit facility. The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.

Senior Unsecured Notes

The Company has outstanding $500 million of senior unsecured notes due September 2024. The indenture governing the 7.75% senior unsecured notes due 2024 requires semi-annual interest payments on March 15 and September 15 of each year through the maturity date of September 15, 2024.

The Company also has outstanding $800 million of senior unsecured notes due December 2021. The indenture governing the 7.125% senior unsecured notes due 2021 requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.

(6)Decommissioning Liabilities

The Company’s decommissioning liabilities associated with an oil and gas property and its related assets include liabilities related to the plugging of wells, removal of the related platform and equipment, and site restoration. The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially. The Company had decommissioning liabilities of $133.2 million and $130.1 million at June 30, 2019 and December 31, 2018, respectively.

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

Overview

The Company’s operating leases are primarily for real estate, machinery and equipment, and vehicles. The terms and conditions for these leases vary by the type of underlying asset. Total operating lease expense was as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Long-term fixed lease expense	$9,821	$19,328
Long-term variable lease expense	505	1,330
Short-term lease expense	4,628	10,001
Total operating lease expense	$14,954	$30,659

For the three and six months ended June 30, 2018, total operating lease expense was $13.5 million and $27.0 million, respectively.

Supplemental Balance Sheet Information

Operating leases at June 30, 2019 were as follows (in thousands):

June 30, 2019
Operating lease ROU assets	$99,004

Accrued expenses	$26,959
Operating lease liabilities	78,973
Total operating lease liabilities	$105,932

Cash paid for operating leases	$17,435
ROU assets obtained in exchange for lease obligations	$16,150

Weighted average remaining lease term	9 years
Weighted average discount rate	6.75%

Maturities of operating lease liabilities at June 30, 2019 are as follows (in thousands):

Remainder of 2019	$ 16,989
2020	28,098
2021	20,451
2022	12,653
2023	9,549
Thereafter	53,750
Total lease payments	141,490
Less imputed interest	(35,558)
Total	$ 105,932

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at June 30, 2019
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$-	$14,686	$-	$14,686
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$1,224	$-	$1,224
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$21,974	$-	$21,974
Total debt	$885,500	$-	$-	$885,500

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$376	$12,930	$-	$13,306
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$1,138	$-	$1,138
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$19,766	$-	$19,766
Total debt	$1,084,711	$-	$-	$1,084,711

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

The following table reflects the fair value measurements used in testing the impairment of long-lived assets (in thousands):

	Six Months Ended June 30, 2019
	Impairment	Fair Value
Long-lived assets	$25,780	$267,277

Fair value is measured as of impairment date using Level 3 inputs. See note 10 for a discussion of the reduction in value of assets recorded during the six months ended June 30, 2019.

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

Summarized financial information for the Company’s segments is as follows (in thousands):

Three Months Ended June 30, 2019

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$100,682	$163,495	$103,002	$69,136	$-	$436,315
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	37,864	140,984	78,418	39,162	-	296,428
Depreciation, depletion, amortization
and accretion	21,490	33,387	13,172	5,979	1,190	75,218
General and administrative expenses	15,241	9,005	7,970	15,522	24,246	71,984
Reduction in value of assets	-	31,381	-	-	-	31,381
Income (loss) from operations	26,087	(51,262)	3,442	8,473	(25,436)	(38,696)
Interest income (expense), net	-	-	-	1,035	(25,685)	(24,650)
Other income	-	-	-	-	490	490
Income (loss) from continuing operations
before income taxes	$26,087	$(51,262)	$3,442	$9,508	$(50,631)	$(62,856)

Three Months Ended June 30, 2018

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$94,033	$276,242	$102,004	$63,269	$-	$535,548
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	36,599	210,206	85,129	37,876	-	369,810
Depreciation, depletion, amortization
and accretion	28,590	47,423	14,303	6,273	1,384	97,973
General and administrative expenses	13,843	11,102	9,696	13,323	21,932	69,896
Income (loss) from operations	15,001	7,511	(7,124)	5,797	(23,316)	(2,131)
Interest income (expense), net	-	-	-	971	(25,865)	(24,894)
Other expense	-	-	-	-	(2,382)	(2,382)
Income (loss) from continuing operations
before income taxes	$15,001	$7,511	$(7,124)	$6,768	$(51,563)	$(29,407)

Six Months Ended June 30, 2019

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$201,761	$368,533	$206,452	$126,745	$-	$903,491
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	80,069	312,783	158,299	75,440	-	626,591
Depreciation, depletion, amortization
and accretion	44,516	71,130	27,312	12,289	2,410	157,657
General and administrative expenses	29,810	19,580	15,782	31,459	49,198	145,829
Reduction in value of assets	-	31,381	-	-	-	31,381
Income/(loss) from operations	47,366	(66,341)	5,059	7,557	(51,608)	(57,967)
Interest income (expense), net	-	-	-	2,053	(51,824)	(49,771)
Other expense	-	-	-	-	(1,122)	(1,122)
Income/(loss) from continuing operations
before income taxes	$47,366	$(66,341)	$5,059	$9,610	$(104,554)	$(108,860)

Six Months Ended June 30, 2018

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$179,235	$507,731	$202,721	$128,179	$-	$1,017,866
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	71,669	390,857	171,065	79,679	-	713,270
Depreciation, depletion, amortization
and accretion	58,231	95,078	33,583	14,003	2,797	203,692
General and administrative expenses	26,367	24,328	19,289	27,383	48,349	145,716
Income (loss) from operations	22,968	(2,532)	(21,216)	7,114	(51,146)	(44,812)
Interest income (expense), net	-	-	-	1,927	(51,708)	(49,781)
Other expense	-	-	-	-	(4,117)	(4,117)
Income (loss) from continuing operations
before income taxes	$22,968	$(2,532)	$(21,216)	$9,041	$(106,971)	$(98,710)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
June 30, 2019	$633,898	$684,551	$398,441	$360,056	$69,351	$2,146,297
December 31, 2018	$587,264	$808,037	$434,430	$340,161	$46,070	$2,215,962

During the six months ended June 30, 2019, the Company sold its drilling rigs service line, which was previously included in the Onshore Completion and Workover Services segment. This service line included twelve active U.S. land based drilling rigs and associated equipment with a carrying value of $66.2 million. The Company received $74.0 million in cash proceeds during the quarter at closing and recognized a $0.2 million loss on sale of assets. In addition, the Company recorded a $7.5 million impairment of the intangibles associated with the disposed assets.

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

Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$345,942	$447,666	$721,057	$855,213
Other countries	90,373	87,882	182,434	162,653
Total	$436,315	$535,548	$903,491	$1,017,866

Long-Lived Assets

	June 30, 2019	December 31, 2018
United States	$756,345	$903,520
Other countries	184,588	205,606
Total	$940,933	$1,109,126

(10)Reduction in Value of Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to their fair value calculated, in part, by the estimated undiscounted future cash flows expected to be generated by the assets. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance. Estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance. The Company’s assets are grouped by line of business or division for the impairment testing, which represent the lowest level of identifiable cash flows. If the asset grouping’s fair value is less than the carrying amount of the asset grouping, impairment losses are recorded in the amount by which the carrying amount of asset grouping exceeds the fair value. The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market transactions and is subject to variability.

During the six months ended June 30, 2019, the Company recorded an estimated $31.4 million in connection with the reduction in value of its long-lived assets. The reduction in value of assets was primarily related to reduction in value of certain intangibles in the Onshore Completion and Workover Services segment.

(11)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants). Under the stock incentive plans, the Company may grant incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants. The Company’s total compensation expense related to these plans was approximately $13.4 million and $16.3 million for the six months ended June 30, 2019 and 2018, respectively, which is reflected in general and administrative expenses.

(12) Income Taxes

The Company had $30.6 million of unrecorded tax benefits as of June 30, 2019 and December 31, 2018, all of which would impact the Company’s effective tax rate if recognized. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

(13) Earnings per Share

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

The Company incurred a loss from continuing operations for the six months ended June 30, 2019 and 2018; therefore the impact of any incremental shares would be anti-dilutive.

(14) Contingencies

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

A subsidiary of the Company is involved in legal proceedings with two employees regarding the payment of royalties for a patentable product developed by them. The employees filed a lawsuit in the Harris County District Court alleging that the royalty payments they had received since 2010 should have been higher. In May 2019, the jury issued a verdict in favor of the plaintiffs. The Company strongly disagrees with the verdict and believes the district court committed several legal errors that should result in a reversal or remand of the case by the Court of Appeals. The ultimate resolution of this matter could result in a loss of up to $10.0 million in excess of amounts accrued.

(15) Supplemental Guarantor Information

SESI, L.L.C. (the Issuer), a 100% owned subsidiary of Superior Energy Services, Inc. (Parent), has $500 million of 7.75% senior unsecured notes due 2024. The Parent, along with certain of its 100% owned domestic subsidiaries, fully and unconditionally guaranteed such senior unsecured notes, and such guarantees are joint and several.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
June 30, 2019
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$171,636	$1,383	$61,113	$-	$234,132
Accounts receivable, net	-	53	282,845	86,936	-	369,834
Intercompany accounts receivable	-	16,634	74,813	4,623	(96,070)	-
Other current assets	-	10,753	129,111	55,940	-	195,804
Total current assets	-	199,076	488,152	208,612	(96,070)	799,770

Property, plant and equipment, net	-	11,485	767,468	161,980	-	940,933
Operating lease right-of-use assets	-	22,970	61,325	14,709	-	99,004
Goodwill	-	-	80,544	56,243	-	136,787
Notes receivable	-	-	66,010	-	-	66,010
Long-term intercompany accounts receivable	2,252,636	-	2,296,357	186,844	(4,735,837)	-
Intercompany notes receivable	-	600	-	6,000	(6,600)	-
Equity investments of consolidated subsidiaries	(2,072,245)	3,709,645	6,668	-	(1,644,068)	-
Restricted cash	-	-	2,694	45	-	2,739
Intangible and other long-term assets, net	-	19,439	74,397	7,218	-	101,054
Total assets	$180,391	$3,963,215	$3,843,615	$641,651	$(6,482,575)	$2,146,297

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$-	$7,220	$64,473	$24,201	$-	$95,894
Accrued expenses	-	86,167	96,837	35,878	-	218,882
Income taxes payable	-	(126)	-	3,860	-	3,734
Intercompany accounts payable	-	753	8,762	86,555	(96,070)	-
Current portion of decommissioning liabilities	-	-	-	3,593	-	3,593
Total current liabilities	-	94,014	170,072	154,087	(96,070)	322,103

Long-term debt, net	-	1,284,814	-	-	-	1,284,814
Deferred income taxes	-	(156,259)	152,305	3,954	-	-
Decommissioning liabilities	-	-	129,604	-	-	129,604
Operating lease liabilities	-	23,564	44,875	10,534	-	78,973
Long-term intercompany accounts payable	-	4,735,837	-	-	(4,735,837)	-
Intercompany notes payable	-	6,000	-	600	(6,600)	-
Other long-term liabilities	-	47,490	76,722	26,200	-	150,412
Total stockholders' equity (deficit)	180,391	(2,072,245)	3,270,037	446,276	(1,644,068)	180,391
Total liabilities and stockholders' equity	$180,391	$3,963,215	$3,843,615	$641,651	$(6,482,575)	$2,146,297

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2019
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$365,091	76,237	(5,013)	$436,315
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(6,052)	257,675	49,818	(5,013)	296,428
Depreciation, depletion, amortization and
accretion	-	923	64,797	9,498	-	75,218
General and administrative expenses	-	23,416	35,247	13,321	-	71,984
Reduction in value of assets	-	-	31,381	-	-	31,381
Income (loss) from operations	-	(18,287)	(24,009)	3,600	-	(38,696)

Other income (expense):
Interest income (expense), net	-	(25,902)	1,245	7	-	(24,650)
Intercompany interest income (expense)	-	(25)	-	25	-	-
Other income (expense)	-	(284)	(1,308)	2,082	-	490
Equity in losses of consolidated subsidiaries	(71,050)	(36,551)	(5)	-	107,606	-
Income (loss) from operations before income taxes	(71,050)	(81,049)	(24,077)	5,714	107,606	(62,856)
Income taxes	-	(9,999)	14,703	3,490	-	8,194
Net income (loss)	(71,050)	(71,050)	(38,780)	2,224	107,606	(71,050)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2019
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(71,050)	$(71,050)	$(38,780)	$2,224	$107,606	$(71,050)
Change in cumulative translation adjustment, net of tax	(1,916)	(1,916)	-	(1,916)	3,832	(1,916)
Comprehensive loss	$(72,966)	$(72,966)	$(38,780)	$308	$111,438	$(72,966)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended June 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$473,724	$73,289	$(11,465)	$535,548
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(2,963)	334,169	50,069	(11,465)	369,810
Depreciation, depletion, amortization and
accretion	-	990	85,501	11,482	-	97,973
General and administrative expenses	-	21,098	35,668	13,130	-	69,896
Income (loss) from operations	-	(19,125)	18,386	(1,392)	-	(2,131)

Other income (expense):
Interest income (expense), net	-	(25,884)	980	10	-	(24,894)
Other income (expense)	-	(186)	264	(2,460)	-	(2,382)
Equity in earnings (losses) of consolidated subsidiaries	(26,390)	11,361	(200)	-	15,229	-
Income (loss) from continuing operations before income taxes	(26,390)	(33,834)	19,430	(3,842)	15,229	(29,407)
Income taxes	-	(7,444)	3,001	473	-	(3,970)
Net income (loss) from continuing operations	(26,390)	(26,390)	16,429	(4,315)	15,229	(25,437)
Loss from discontinued operations, net of income tax	-	-	-	(953)	-	(953)
Net income (loss)	$(26,390)	$(26,390)	$16,429	$(5,268)	$15,229	$(26,390)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(26,390)	$(26,390)	$16,429	$(5,268)	$15,229	$(26,390)
Change in cumulative translation adjustment, net of tax	(7,053)	(7,053)	-	(7,053)	14,106	(7,053)
Comprehensive income (loss)	$(33,443)	$(33,443)	$16,429	$(12,321)	$29,335	$(33,443)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Six Months Ended June 30, 2019
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$756,483	$158,136	$(11,128)	$903,491
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(6,871)	538,653	105,937	(11,128)	626,591
Depreciation, depletion, amortization and
accretion	-	1,873	136,360	19,424	-	157,657
General and administrative expenses	-	47,738	74,663	23,428	-	145,829
Reduction in value of assets	-	-	31,381	-	-	31,381
Income (loss) from operations	-	(42,740)	(24,574)	9,347	-	(57,967)

Other income (expense):
Interest income (expense), net	-	(52,284)	2,472	41	-	(49,771)
Intercompany interest income (expense)		(25)	-	25
Other income (expense)	-	(1,075)	(1,210)	1,163	-	(1,122)
Equity in earnings (losses) of consolidated subsidiaries	(118,755)	(44,399)	724	-	162,430	-
Income (loss) from continuing operations before income taxes	(118,755)	(140,523)	(22,588)	10,576	162,430	(108,860)
Income taxes	-	(21,768)	25,162	6,501	-	9,895
Net income (loss)	$(118,755)	$(118,755)	$(47,750)	$4,075	$162,430	$(118,755)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2019
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(118,755)	$(118,755)	$(47,750)	$4,075	$162,430	$(118,755)
Change in cumulative translation adjustment, net of tax	(843)	(843)	-	(843)	1,686	(843)
Comprehensive income (loss)	$(119,598)	$(119,598)	$(47,750)	$3,232	$164,116	$(119,598)

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(86,114)	$(86,114)	$11,245	$(17,722)	$92,591	$(86,114)
Change in cumulative translation adjustment, net of tax	(2,665)	(2,665)	-	(2,665)	5,330	(2,665)
Comprehensive income (loss)	$(88,779)	$(88,779)	$11,245	$(20,387)	$97,921	$(88,779)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2019
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$10,232	$(246,583)	$288,600	$16,581	$68,830

Cash flows from investing activities:
Payments for capital expenditures	-	(3,290)	(72,981)	(2,865)	(79,136)
Proceeds from sales of assets	-	-	84,557	-	84,557
Net cash provided by (used in) investing activities	-	(3,290)	11,576	(2,865)	5,421

Cash flows from financing activities:
Changes in notes with affiliated companies, net	(9,206)	319,285	(302,459)	(7,620)	-
Other	(1,026)	-	-	-	(1,026)
Net cash provided by (used in) financing activities	(10,232)	319,285	(302,459)	(7,620)	(1,026)
Effect of exchange rate changes on cash	-	-	-	(102)	(102)
Net change in cash, cash equivalents, and restricted cash	-	69,412	(2,283)	5,994	73,123

Cash, cash equivalents, and restricted cash at beginning of period	-	102,224	6,360	55,164	163,748
Cash, cash equivalents, and restricted cash at end of period	$-	$171,636	$4,077	$61,158	$236,871

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$12,342	$(91,600)	$131,729	$(1,787)	$(11,269)	$39,415

Cash flows from investing activities:
Payments for capital expenditures	-	(549)	(114,360)	(4,932)	-	(119,841)
Proceeds from sales of assets	-	-	10,150	13,147	-	23,297
Net cash provided by (used in) investing activities	-	(549)	(104,210)	8,215	-	(96,544)

Cash flows from financing activities:
Intercompany dividends	-	-	-	(11,269)	11,269	-
Changes in notes with affiliated companies, net	(8,834)	34,815	(35,613)	9,632	-	-
Other	(3,508)	(392)	-	-	-	(3,900)
Net cash provided by (used in) financing activities	(12,342)	34,423	(35,613)	(1,637)	11,269	(3,900)
Effect of exchange rate changes on cash	-	-	-	(1,311)	-	(1,311)
Net change in cash, cash equivalents, and restricted cash	-	(57,726)	(8,094)	3,480	-	(62,340)

Cash, cash equivalents, and restricted cash at beginning of period	-	126,533	20,923	45,027	-	192,483
Cash, cash equivalents, and restricted cash at end of period	$-	$68,807	$12,829	$48,507	$-	$130,143

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Worldwide Rig Count (1)
U.S.:
Land	967	1,021	-5%	995	986	1%
Offshore	23	18	28%	22	17	29%
Total	990	1,039	-5%	1,017	1,003	1%
International (2)	1,109	968	15%	1,069	969	10%
Worldwide Total	2,099	2,007	5%	2,086	1,972	6%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$59.87	$68.07	-12%	$57.40	$65.55	-12%
Natural Gas (Henry Hub)	$2.57	$2.85	-10%	$2.74	$2.96	-7%

(1) Estimate of drilling activity as measured by the average active drilling rigs based on Baker Hughes, a GE company, rig count information.

(2) Excludes Canadian Rig Count.

Comparison of the Results of Operations for the Three Months Ended June 30, 2019 and March 31, 2019

For the second quarter of 2019, our revenue was $436.3 million and the net loss was $71.1 million, or a $0.46 loss per share. This compares to net loss of $47.7 million, or a $0.31 loss per share, for the first quarter of 2019, on revenue of $467.2 million. Included in the results for the three months ended June 30, 2019 was a pre-tax charge of $31.4 million primarily related to the reduction in value of intangible assets.

Second quarter 2019 revenue in our Drilling Products and Services segment remained flat at $100.7 million. U.S. land revenue decreased 2% sequentially to $47.3 million and U.S. offshore revenue decreased 3% sequentially to $28.1 million primarily due to decrease in rentals of premium drill pipe and accommodation units during the quarter. These decreases were partially offset by an increase in international revenue, which increased 6% to $25.3 million primarily due to an increase in rentals of premium drill pipe.

Second quarter 2019 revenue in our Onshore Completion and Workover Services segment decreased 20% sequentially to $163.5 million, as compared to $205.0 million for the first quarter of 2019. The decrease in revenue is primarily attributable to decreased activity in our pressure pumping business. During the first half of 2019, the overcapacity of the available pressure pumping horsepower in the market contributed to the downward pressure on pricing and utilization for our services. In response to the unfavorable market conditions, we have reduced the number of pressure pumping fleets deployed in the field and curtailed our operations.

Second quarter 2019 revenue in our Production Services segment remained flat at $103.0 million. U.S. offshore revenue increased 11% to $21.4 million primarily due to an increase in hydraulic workover and snubbing activities. This increase was partially offset by a decrease in revenue in U.S. land and international market areas. U.S. land revenue decreased 5% to $38.8 million and international revenue decreased 2% to $42.8 million, primarily due to a decrease in hydraulic workover and snubbing activities.

Second quarter 2019 revenue in our Technical Solutions segment increased 20% sequentially to $69.1 million, as compared to $57.6 million in the first quarter of 2019. U.S. land revenue increased 13% sequentially to $13.4 million, primarily due to an increase in demand for well control services. U.S. offshore revenue increased 60% sequentially to $33.5 million due to an increase in demand for completion tools and products. These increases were partially offset by a decrease in international revenue, which decreased 10% sequentially to $22.2 million primarily due to a decrease in subsea intervention services.

During the second quarter of 2019, we divested our drilling rigs service line, which was previously included in our Onshore Completion and Workover Services segment. This service line included twelve active U.S. land based drilling rigs and associated equipment for which we received $74.0 million in cash proceeds at closing. For the six months ended June 30, 2019, this service line contributed $32.8 million to our consolidated revenues and incurred $2.6 million in operating losses.

Comparison of the Results of Operations for the Three Months Ended June 30, 2019 and 2018

For the three months ended June 30, 2019, our revenue was $436.3 million, a decrease of $99.2 million or 19%, as compared to the same period in 2018. Net loss was $71.1 million, or a $0.46 loss per share. Included in the results for the three months ended June 30, 2019 was a pre-tax charge of $31.4 million related to the reduction in value of assets. This compares to a net loss for the three months ended June 30, 2018 of $26.4 million, or a $0.17 loss per share.

The following table compares our operating results for the three months ended June 30, 2019 and 2018 (in thousands, except percentages). Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2019	2018	Change	%	2019	%	2018	%	Change
Drilling Products and
Services	$100,682	$94,033	$6,649	7%	$37,864	38%	$36,599	39%	$1,265
Onshore Completion and
Workover Services	163,495	276,242	(112,747)	-41%	140,984	86%	210,206	76%	(69,222)
Production Services	103,002	102,004	998	1%	78,418	76%	85,129	83%	(6,711)
Technical Solutions	69,136	63,269	5,867	9%	39,162	57%	37,876	60%	1,286
Total	$436,315	$535,548	$(99,233)	-19%	$296,428	68%	$369,810	69%	$(73,382)

Operating Segments:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 7% to $100.7 million for the three months ended June 30, 2019, as compared to $94.0 million for the same period in 2018. Cost of services and rentals as a percentage of revenue decreased to 38% of segment revenue for the three months ended June 30, 2019, as compared to 39% for the same period in 2018. Revenue from the U.S. land market areas increased 9% as a result of increases in revenue from rentals of premium drill pipe. Revenue from the U.S. offshore market area increased 21% primarily due to an increase in revenue from rentals of premium drill pipe and bottom hole assemblies, as demand for these rental products increased along with the increase in U.S. offshore rig count. Revenue from the international market areas decreased 8%, primarily due to decrease in demand for premium drill pipe rentals.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 41% to $163.5 million for the three months ended June 30, 2019, as compared to $276.2 million for the same period in 2018. All of this segment’s revenue is derived from the U.S. land market area. Cost of services and rentals as a percentage of revenue increased to 86% of segment revenue for the three months ended June 30, 2019, as compared to 76% for the same period in 2018. The decrease in revenue is primarily attributable to decreased activity in our pressure pumping and well services businesses. During the first half of 2019, the overcapacity of the available pressure pumping horsepower in the market contributed to the downward pressure on pricing and utilization for our services. In response to the unfavorable market conditions, we have reduced the number of pressure pumping fleets deployed in the field and curtailed our operations. During the three months ended June 30, 2019, we recorded $31.4 million in reduction in value of assets.

Production Services Segment

Revenue from our Production Services segment for the three months ended June 30, 2019 increased by 1% to $103.0 million, as compared to $102.0 million for the same period in 2018. Cost of services and rentals as a percentage of revenue decreased to 76% of segment revenue for the three months ended June 30, 2019, as compared to 83% for the same period in 2018. Revenue from the U.S. land market area decreased 19%, primarily due to a decrease in coiled tubing activities. Revenue from the international market areas increased 6%, primarily due to an increase in hydraulic workover and snubbing activities. Revenue from the U.S. offshore market area increased 57%, primarily due to an increase in hydraulic workover and snubbing activities.

Technical Solutions Segment

Revenue from our Technical Solutions segment increased 9% to $69.1 million for the three months ended June 30, 2019, as compared to $63.3 million for the same period in 2018. Cost of services and rentals as a percentage of revenue decreased to 57% of segment revenue for the three months ended June 30, 2019, as compared to 60% for the same period in 2018. Revenue from the U.S. land market area increased 70%, primarily due to an increase in well control services. Revenue from the international market areas increased 11%, primarily due to an increase in demand for subsea intervention services. Revenue derived from the U.S. offshore market area decreased 5%, primarily due to a decrease in demand for well control and subsea intervention services.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $75.2 million during the three months ended June 30, 2019 from $98.0 million during the same period in 2018. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $7.1 million, or 25%; for our Onshore Completion and Workover Services segment by $14.0 million, or 30%; for our Production Services segment by $1.1 million, or 8%; and for our Technical Solutions segment by $0.3 million, or 5%. Depreciation expense for Corporate and Other remained flat. The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated.

Reduction in Value of Assets

The reduction in value of assets recorded during the three months ended June 30, 2019 included $31.4 million primarily related to the reduction in value of long-lived assets within the Onshore Completion and Workover Services segment.

Income Taxes

Our effective income tax rate for the three months ended June 30, 2019 was a 13% expense compared to a 13% benefit for the same period in 2018. The change in the effective income tax rate was primarily impacted by a deferred tax assets valuation allowance recorded during the three months ended June 30, 2019.

Comparison of the Results of Operations for the Six Months Ended June 30, 2019 and June 30, 2018

For the six months ended June 30, 2019, our revenue was $903.5 million, a decrease of $114.4 million or 11%, as compared to the same period in 2018. Net loss was $118.8 million, or a $0.76 loss per share. This compares to a net loss for the six months ended June 30, 2018 of $86.1 million, or a $0.56 loss per share. Included in the results for the six months ended June 30, 2019 was a pre-tax charge of $31.4 million related to the reduction in value of assets.

The following table compares our operating results for the six months ended June 30, 2019 and June 30, 2018 (in thousands, except percentages). Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2019	2018	Change	%	2019	%	2018	%	Change

Drilling Products and
Services	$201,761	$179,235	$22,526	13%	$80,069	40%	$71,669	40%	$8,400
Onshore Completion and
Workover Services	368,533	507,731	(139,198)	-27%	312,783	85%	390,857	77%	(78,074)
Production Services	206,452	202,721	3,731	2%	158,299	77%	171,065	84%	(12,766)
Technical Solutions	126,745	128,179	(1,434)	-1%	75,440	60%	79,679	62%	(4,239)
Total	$903,491	$1,017,866	$(114,375)	-11%	$626,591	69%	$713,270	70%	$(86,679)

Operating Segments:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 13% to $201.8 million for the six months ended June 30, 2019, as compared to $179.2 million for the same period in 2018. Cost of services and rentals as a percentage of revenue remained flat at 40% of segment revenue for the six months ended June 30, 2019. Revenue from the U.S. land market areas increased 14% as a result of increases in revenue from rentals of premium drill pipe and bottom hole assemblies. Revenue from the U.S. offshore market area increased 29% primarily due to an increase in revenue from rentals of premium drill pipe and bottom hole assemblies. Revenue from the international market areas decreased 3% due to a decrease in rentals of premium drill pipe and accommodation units .

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 27% to $368.5 million for the six months ended June 30, 2019 months, as compared to $507.7 million for the same period in 2018. All of this segment’s revenue is derived from the U.S. land market area. Cost of services and rentals as a percentage of revenue increased to 85% of segment revenue for the six months ended June 30, 2019, as compared to 77% for the same period in 2018. The decrease in revenue is primarily attributable to decreased activity in our pressure pumping and well services businesses. During the first half of 2019, the overcapacity of the available pressure pumping horsepower in the market contributed to the downward pressure on pricing and utilization for our services. In response to the unfavorable market conditions, we have reduced the number of pressure pumping fleets deployed in the field and curtailed our operations. During the six months ended June 30, 2019, we recorded $31.4 million in reduction in value of assets.

Production Services Segment

Revenue from our Production Services segment for the six months ended June 30, 2019 increased by 2% to $206.5 million, as compared to $202.7 million for the same period in 2018. Cost of services and rentals as a percentage of revenue decreased to 77% of segment revenue for the six months ended June 30, 2019, as compared to 84% for the same period in 2018. Revenue from the U.S. land market area decreased 21%, primarily due to a decrease in coiled tubing activities. Revenue from the international market areas increased 21%, primarily due to an increase in hydraulic workover and snubbing activities. Revenue from the U.S. offshore market area increased 31%, primarily due to an increase in hydraulic workover and snubbing and pressure control activities.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 1% to $126.7 million for the six months ended June 30, 2019, as compared to $128.2 million for the same period in 2018. Cost of services and rentals as a percentage of revenue decreased to 60% of segment revenue for the six months ended June 30, 2019, as compared to 62% for the same period in 2018. Revenue from the U.S. land market area increased 72%, primarily due to an increase in well control services. Revenue from the international market areas increased 16%, primarily due to an increase in demand for well control services and completion tools and products. Revenue derived from the U.S. offshore market area decreased 25%, primarily due to a decrease in demand for completion tools and products.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $157.7 million during the six months ended June 30, 2019 from $203.7 million during the same period in 2018. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $13.7 million, or 24%; for our Onshore Completion and Workover Services segment by $23.9 million, or 25%; for our Production Services segment by $6.3 million, or 19%; and for our Technical Solutions segment by $1.7 million, or 12%. Depreciation expense for Corporate and Other remained flat. The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated.

Reduction in Value of Assets

The reduction in value of assets recorded during the six months ended June 30, 2019 included $31.4 million related to the reduction in value of long-lived assets within the Onshore Completion and Workover segment.

Income Taxes

Our effective income tax rate for the six months ended June 30, 2019 was a 9% expense compared to a 14% benefit for the same period in 2018. The change in the effective income tax rate was primarily impacted by a deferred tax assets valuation allowance recorded during the six months ended June 30, 2019.

Liquidity and Capital Resources

For the six months ended June 30, 2019, we generated net cash from operating activities of $68.8 million, as compared to $39.4 million of cash generated by operating activities in the same period of 2018. Our primary liquidity needs during the next twelve months are for working capital and capital expenditures. Our primary sources of liquidity are cash flows from operations and available borrowings under our credit facility. We had cash and cash equivalents of $234.1 million at June 30, 2019, compared to $158.1 million at December 31, 2018. During the second quarter of 2019, we sold our drilling rigs service line and received $74.0 million in cash proceeds upon closing. Subsequent to the quarter end, we received an additional $4.4 million relating to the collection of excess working capital.

We spent $79.1 million of cash on capital expenditures during the six months ended June 30, 2019. Capital expenditures of $39.0 million primarily related to the expansion and maintenance of our equipment inventory at our Drilling Products and Services segment and the remaining capital expenditures related to ongoing maintenance of our equipment across all other segments. During 2019, we intend to limit capital spending within our operational cash flow levels to generate free cash flow and allocate capital to businesses with higher returns on invested capital.

We have an asset-based revolving credit facility which matures in October 2022. The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves. Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7.125% senior unsecured notes due 2021. At June 30, 2019, the borrowing base was $231.7 million and we had $70.9 million of letters of credit outstanding that reduced our borrowing availability under the revolving credit facility. The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements. At June 30, 2019, we were in compliance with all such covenants.

We have outstanding $500 million of 7.75% senior unsecured notes due September 2024. The indenture governing the 7.75% senior unsecured notes due 2024 requires semi-annual interest payments on March 15 and September 15 of each year through the maturity date of September 15, 2024. The indenture contains customary events of default and requires that we satisfy various covenants. At June 30, 2019, we were in compliance with all such covenants.

We also have outstanding $800 million of 7.125% senior unsecured notes due December 2021. The indenture governing the 7.125% senior notes due 2021 requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants. At June 30, 2019, we were in compliance with all such covenants.

Other Matters

Off-Balance Sheet Arrangements and Hedging Activities

At June 30, 2019, we had no off-balance sheet arrangements and no hedging contracts.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes. At June 30, 2019, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At June 30, 2019, we had no variable rate debt outstanding.

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

(b)

Changes in internal control.  Effective January 1, 2019, we adopted Topic 842, Leases. The adoption of this standard resulted in recording of operating lease assets and operating lease liabilities, with no related impact on our condensed consolidated statement of equity or condensed consolidated statement of operations for the six months ended June 30, 2019. In connection with the adoption of the new standard, we implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard. There were no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal actions incidental to our business. The outcome of these proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows. See Part I, Item 1, “Financial Statements – Note 14 – Contingencies.”

Item 1A. Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

SUPERIOR ENERGY SERVICES, INC.

		By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr. Executive Vice President, Chief Financial Officer and Treasurer

		By:	/s/ James W. Spexarth
James W. Spexarth
Chief Accounting Officer

Date:	July 24, 2019