Form 10-Q
period 2019-09-30
SUPERIOR ENERGY SERVICES INC
filed 2019-11-06
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of shares of the registrant’s common stock outstanding on November 1, 2019 was 146,849,439.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$259,889	$158,050
Accounts receivable, net of allowance for doubtful accounts of $14,500 and
$12,080 at September 30, 2019 and December 31, 2018, respectively	368,530	447,353
Prepaid expenses	64,760	45,802
Inventory and other current assets	139,840	121,700
Total current assets	833,019	772,905

Property, plant and equipment, net of accumulated depreciation and depletion of $2,620,197 and $2,640,344 at September 30, 2019 and December 31, 2018, respectively	891,540	1,109,126
Operating lease right-of-use assets	96,190	-
Goodwill	135,922	136,788
Notes receivable	67,042	63,993
Restricted cash	2,753	5,698
Intangible and other long-term assets, net of accumulated amortization of $24,686 and $76,358 at September 30, 2019 and December 31, 2018, respectively	97,285	127,452
Total assets	$2,123,751	$2,215,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,398	$139,325
Accrued expenses	220,623	219,180
Income taxes payable	3,842	734
Current portion of decommissioning liabilities	3,621	3,538
Total current liabilities	338,484	362,777

Long-term debt, net	1,285,755	1,282,921
Decommissioning liabilities	131,263	126,558
Operating lease liabilities	76,255	-
Other long-term liabilities	148,907	152,967

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized - 250,000,000, Issued and Outstanding - 156,573,565 at September 30, 2019 Authorized - 250,000,000, Issued and Outstanding - 154,885,418 at December 31, 2018	157	155
Additional paid in capital	2,748,477	2,735,125
Accumulated other comprehensive loss, net	(76,987)	(73,177)
Retained deficit	(2,528,560)	(2,371,364)
Total stockholders’ equity	143,087	290,739
Total liabilities and stockholders’ equity	$2,123,751	$2,215,962

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Services	$325,946	$471,218	$1,046,388	$1,317,798
Rentals	99,771	101,850	282,820	273,136
Total revenues	425,717	573,068	1,329,208	1,590,934
Costs and expenses:
Cost of services (exclusive of depreciation, depletion, amortization and accretion)	255,087	372,837	801,143	1,017,102
Cost of rentals (exclusive of depreciation, depletion, amortization and accretion)	39,119	31,552	119,654	100,557
Depreciation, depletion, amortization and accretion - services	51,889	81,911	178,088	251,398
Depreciation, depletion, amortization and accretion - rentals	15,500	17,981	46,958	52,186
General and administrative expenses	62,768	68,895	208,597	214,611
Reduction in value of assets	9,571	-	40,952	-
Loss from operations	(8,217)	(108)	(66,184)	(44,920)

Other expense:
Interest expense, net	(24,505)	(24,952)	(74,275)	(74,733)
Other income (expense)	(3,353)	(277)	(4,476)	(4,394)
Loss from continuing operations before income taxes	(36,075)	(25,337)	(144,935)	(124,047)
Income taxes	2,366	(3,521)	12,261	(16,846)
Net loss from continuing operations	(38,441)	(21,816)	(157,196)	(107,201)
Loss from discontinued operations, net of income tax	-	-	-	(729)
Net loss	$(38,441)	$(21,816)	$(157,196)	$(107,930)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.25)	$(0.14)	$(1.01)	$(0.70)
Loss from discontinued operations	-	-	-	-
Net loss	$(0.25)	$(0.14)	$(1.01)	$(0.70)

Weighted average shares outstanding	156,573	154,529	155,808	154,047

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(38,441)	$(21,816)	$(157,196)	$(107,930)
Change in cumulative translation adjustment, net of tax	(2,967)	(826)	(3,810)	(3,491)
Comprehensive loss	$(41,408)	$(22,642)	$(161,006)	$(111,421)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(157,196)	$(107,930)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	225,044	303,584
Deferred income taxes	-	(25,475)
Reduction in value of assets	40,952	-
Right-of-use assets amortization	16,341	-
Stock based compensation expense	14,155	23,303
Other reconciling items, net	(9,340)	(8,255)
Changes in operating assets and liabilities:
Accounts receivable	68,239	(95,806)
Prepaid expenses	(20,012)	1,742
Inventory and other current assets	(19,966)	(16,879)
Accounts payable	(8,221)	18,367
Accrued expenses	(25,054)	(9,543)
Other, net	(8,438)	248
Net cash provided by operating activities	116,504	83,356

Cash flows from investing activities:
Payments for capital expenditures	(105,393)	(186,283)
Proceeds from sales of assets	90,696	29,595
Net cash used in investing activities	(14,697)	(156,688)

Cash flows from financing activities:
Tax withholding for vested restricted stock units	(1,677)	(5,189)
Other	621	1,239
Net cash used in financing activities	(1,056)	(3,950)
Effect of exchange rate changes on cash	(1,857)	(1,834)
Net change in cash, cash equivalents, and restricted cash	98,894	(79,116)
Cash, cash equivalents, and restricted cash at beginning of period	163,748	192,483
Cash, cash equivalents, and restricted cash at end of period	$262,642	$113,367

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2019
(in thousands, except share data)
(unaudited)

				Accumulated
	Common		Additional	other
	stock	Common	paid-in	comprehensive	Retained
	shares	stock	capital	loss, net	deficit	Total
Balances, December 31, 2018	154,885,418	$155	$2,735,125	$(73,177)	$(2,371,364)	$290,739
Net loss	-	-	-	-	(47,705)	(47,705)
Foreign currency translation adjustment	-	-	-	1,073	-	1,073
Stock-based compensation expense,
net of forfeitures	-	-	5,625	-	-	5,625
Transactions under stock plans	1,071,182	1	(1,667)	-	-	(1,666)
Balances, March 31, 2019	155,956,600	$156	$2,739,083	$(72,104)	$(2,419,069)	$248,066

Net loss	-	-	-	-	(71,050)	(71,050)
Foreign currency translation adjustment	-	-	-	(1,916)	-	(1,916)
Stock-based compensation expense,
net of forfeitures	-	-	4,650	-	-	4,650
Transactions under stock plans	116,374	-	(10)	-	-	(10)
Shares issued under Employee Stock Purchase Plan	500,186	1	650	-	-	651
Balances, June 30, 2019	156,573,160	$157	$2,744,373	$(74,020)	$(2,490,119)	$180,391

Net loss	-	-	-	-	(38,441)	(38,441)
Foreign currency translation adjustment	-	-	-	(2,967)	-	(2,967)
Stock-based compensation expense,
net of forfeitures	-	-	4,104	-	-	4,104
Transactions under stock plans	405	-		-	-	-
Balances, September 30, 2019	156,573,565	$157	$2,748,477	$(76,987)	$(2,528,560)	$143,087

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2018
(in thousands, except share data)
(unaudited)

				Accumulated
	Common		Additional	other
	stock	Common	paid-in	comprehensive	Retained
	shares	stock	capital	loss, net	deficit	Total
Balances, December 31, 2017	153,263,097	$153	$2,713,161	$(67,427)	$(1,513,458)	$1,132,429
Net loss	-	-	-	-	(59,724)	(59,724)
Foreign currency translation adjustment	-	-	-	4,388	-	4,388
Stock-based compensation expense,
net of forfeitures	-	-	6,229	-	-	6,229
Transactions under stock plans	974,165	1	(5,154)	-	-	(5,153)
Balances, March 31, 2018	154,237,262	$154	$2,714,236	$(63,039)	$(1,573,182)	$1,078,169

Net loss	-	-	-	-	(26,390)	(26,390)
Foreign currency translation adjustment	-	-	-	(7,053)	-	(7,053)
Stock-based compensation expense,
net of forfeitures	-	-	6,113	-	-	6,113
Transactions under stock plans	90,535	-	(30)	-	-	(30)
Shares issued under Employee Stock Purchase Plan	197,830	1	1,905	-	-	1,906
Balances, June 30, 2018	154,525,627	$155	$2,722,224	$(70,092)	$(1,599,572)	$1,052,715

Net loss	-	-	-	-	(21,816)	(21,816)
Foreign currency translation adjustment	-	-	-	(826)	-	(826)
Stock-based compensation expense,
net of forfeitures	-	-	5,948	-	-	5,948
Transactions under stock plans	4,487	-	(5)	-	-	(5)
Balances, September 30, 2018	154,530,114	$155	$2,728,167	$(70,918)	$(1,621,388)	$1,036,016

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2019

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

The financial information of Superior Energy Services, Inc. and its subsidiaries (the Company) for the three and nine months ended September 30, 2019 and 2018 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

The Company expenses sales commissions when incurred because the amortization period would have been one year or less.

Disaggregation of revenue

The following table presents the Company’s revenues by segment disaggregated by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. land
Drilling Products and Services	$46,590	$45,605	$142,073	$129,716
Onshore Completion and Workover Services	145,105	294,869	513,638	802,600
Production Services	32,620	47,858	112,095	148,259
Technical Solutions	7,283	8,453	32,589	23,144
Total U.S. land	$231,598	$396,785	$800,395	$1,103,719

U.S. offshore
Drilling Products and Services	$33,895	$26,065	$91,048	$70,315
Onshore Completion and Workover Services	-	-	-	-
Production Services	18,295	16,776	58,977	47,910
Technical Solutions	40,771	47,286	95,195	120,181
Total U.S. offshore	$92,961	$90,127	$245,220	$238,406

International
Drilling Products and Services	$30,700	$27,514	$79,825	$78,388
Onshore Completion and Workover Services	-	-	-	-
Production Services	47,872	41,236	134,167	112,422
Technical Solutions	22,586	17,406	69,601	57,999
Total International	$101,158	$86,156	$283,593	$248,809
Total Revenues	$425,717	$573,068	$1,329,208	$1,590,934

The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Services
Drilling Products and Services	$32,471	$24,083	$91,640	$75,549
Onshore Completion and Workover Services	136,154	284,187	484,965	771,605
Production Services	89,571	97,551	280,171	285,843
Technical Solutions	67,750	65,397	189,612	184,801
Total services	$325,946	$471,218	$1,046,388	$1,317,798

Rentals
Drilling Products and Services	$78,714	$75,101	$221,306	$202,870
Onshore Completion and Workover Services	8,951	10,682	28,673	30,995
Production Services	9,216	8,319	25,068	22,748
Technical Solutions	2,890	7,748	7,773	16,523
Total rentals	$99,771	$101,850	$282,820	$273,136
Total Revenues	$425,717	$573,068	$1,329,208	$1,590,934

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

	September 30, 2019	December 31, 2018
Finished goods	$62,301	$54,144
Raw materials	16,758	16,795
Work-in-process	9,504	5,544
Supplies and consumables	34,957	30,822
Total	$123,520	$107,305

(4)Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company related to costs associated with the abandonment of the acquired property. Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%. The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities. The Company recorded interest income related to notes receivable of $3.1 million and $2.9 million for the nine months ended September 30, 2019 and 2018, respectively.

(5)Debt

The Company’s outstanding debt is as follows (in thousands):

		September 30, 2019	December 31, 2018
	Stated Interest Rate (%)	Long-term
Senior unsecured notes due September 2024	7.750	$500,000	$500,000
Senior unsecured notes due December 2021	7.125	800,000	800,000
Total debt, gross		1,300,000	1,300,000
Unamortized debt issuance costs		(14,245)	(17,079)
Total debt, net		$1,285,755	$1,282,921

Credit Facility

The Company has an asset-based revolving credit facility which matures in October 2022. The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves. Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7.125% senior unsecured notes due 2021. On September 20, 2019, the Company amended its credit facility to increase the letter of credit capacity from $100.0 million to $150.0 million. At September 30, 2019, the borrowing base was $229.6 million and the Company had $83.1 million of letters of credit outstanding that reduced its borrowing availability under the revolving credit facility. The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.

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

(6)Decommissioning Liabilities

The Company’s decommissioning liabilities associated with an oil and gas property and its related assets include liabilities related to the plugging of wells, removal of the related platform and equipment, and site restoration. The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially. The Company had decommissioning liabilities of $134.9 million and $130.1 million at September 30, 2019 and December 31, 2018, respectively.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligations to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the respective lease term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease.

Overview

The Company’s operating leases are primarily for real estate, machinery and equipment, and vehicles. The terms and conditions for these leases vary by the type of underlying asset. Total operating lease expense was as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Long-term fixed lease expense	$10,105	$29,433
Long-term variable lease expense	400	1,640
Short-term lease expense	3,355	13,356
Total operating lease expense	$13,860	$44,429

For the three and nine months ended September 30, 2018, total operating lease expense was $13.5 million and $40.4 million, respectively.

Supplemental Balance Sheet Information

Operating leases were as follows (in thousands):

September 30, 2019
Operating lease ROU assets	$96,190

Accrued expenses	$26,368
Operating lease liabilities	76,255
Total operating lease liabilities	$102,623

Cash paid for operating leases	$26,242
ROU assets obtained in exchange for lease obligations	$21,045

Weighted average remaining lease term	9 years
Weighted average discount rate	6.75%

Maturities of operating lease liabilities at September 30, 2019 are as follows (in thousands):

Remainder of 2019	$ 8,976
2020	30,144
2021	22,142
2022	13,955
2023	10,258
Thereafter	54,745
Total lease payments	140,220
Less imputed interest	(37,597)
Total	$ 102,623

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at September 30, 2019
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$-	$14,741	$-	$14,741
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$1,243	$-	$1,243
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$22,224	$-	$22,224
Total debt	$857,750	$-	$-	$857,750

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$376	$12,930	$-	$13,306
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$1,138	$-	$1,138
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$19,766	$-	$19,766
Total debt	$1,084,711	$-	$-	$1,084,711

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

The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued expenses, as reflected in the condensed consolidated balance sheets, approximates fair value due to the short maturities. The fair value of the debt instruments is determined by reference to the market value of such instruments as quoted in an over-the-counter market, which represents Level 1 in the fair value hierarchy.

The following table reflects the fair value measurements used in testing the impairment of long-lived assets (in thousands):

	Nine Months Ended September 30, 2019
	Impairment	Fair Value
Long-lived assets	$40,952	$292,277

Fair value is measured as of impairment date using Level 3 inputs. See Note 10 for a discussion of the reduction in value of assets recorded during the nine months ended September 30, 2019.

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

Summarized financial information for the Company’s segments is as follows (in thousands):

Three Months Ended September 30, 2019

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$111,185	$145,105	$98,787	$70,640	$-	$425,717
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	38,663	123,617	82,556	49,370	-	294,206
Depreciation, depletion, amortization
and accretion	20,168	29,080	12,063	4,909	1,169	67,389
General and administrative expenses	14,363	10,046	2,905	14,935	20,519	62,768
Reduction in value of assets	-	566	1,997	7,008	-	9,571
Income (loss) from operations	37,991	(18,204)	(734)	(5,582)	(21,688)	(8,217)
Interest income (expense), net	-	-	-	1,051	(25,556)	(24,505)
Other income	-	-	-	-	(3,353)	(3,353)
Income (loss) from continuing operations
before income taxes	$37,991	$(18,204)	$(734)	$(4,531)	$(50,597)	$(36,075)

Three Months Ended September 30, 2018

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$99,184	$294,869	$105,870	$73,145	$-	$573,068
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	37,328	239,348	84,312	43,401	-	404,389
Depreciation, depletion, amortization
and accretion	27,830	47,299	17,085	6,329	1,349	99,892
General and administrative expenses	13,771	5,455	10,471	14,453	24,745	68,895
Income (loss) from operations	20,255	2,767	(5,998)	8,962	(26,094)	(108)
Interest income (expense), net	-	-	-	986	(25,938)	(24,952)
Other expense	-	-	-	-	(277)	(277)
Income (loss) from continuing operations
before income taxes	$20,255	$2,767	$(5,998)	$9,948	$(52,309)	$(25,337)

Nine Months Ended September 30, 2019

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$312,946	$513,638	$305,239	$197,385	$-	$1,329,208
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	118,732	436,400	240,855	124,810	-	920,797
Depreciation, depletion, amortization
and accretion	64,684	100,210	39,375	17,198	3,579	225,046
General and administrative expenses	44,173	29,626	18,687	46,394	69,717	208,597
Reduction in value of assets	-	31,947	1,997	7,008	-	40,952
Income/(loss) from operations	85,357	(84,545)	4,325	1,975	(73,296)	(66,184)
Interest income (expense), net	-	-	-	3,104	(77,379)	(74,275)
Other expense	-	-	-	-	(4,476)	(4,476)
Income/(loss) from continuing operations
before income taxes	$85,357	$(84,545)	$4,325	$5,079	$(155,151)	$(144,935)

Nine Months Ended September 30, 2018

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$278,419	$802,600	$308,591	$201,324	$-	$1,590,934
Cost of services and rentals (exclusive of
depreciation, depletion, amortization and accretion)	108,997	630,205	255,377	123,080	-	1,117,659
Depreciation, depletion, amortization
and accretion	86,061	142,377	50,668	20,332	4,146	303,584
General and administrative expenses	40,138	29,783	29,760	41,836	73,094	214,611
Income (loss) from operations	43,223	235	(27,214)	16,076	(77,240)	(44,920)
Interest income (expense), net	-	-	-	2,913	(77,646)	(74,733)
Other expense	-	-	-	-	(4,394)	(4,394)
Income (loss) from continuing operations
before income taxes	$43,223	$235	$(27,214)	$18,989	$(159,280)	$(124,047)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
September 30, 2019	$663,515	$607,947	$420,208	$361,434	$70,647	$2,123,751
December 31, 2018	$587,264	$808,037	$434,430	$340,161	$46,070	$2,215,962

During the nine months ended September 30, 2019, the Company sold its drilling rig service line, which was previously included in the Onshore Completion and Workover Services segment. This service line included twelve active U.S. land based drilling rigs and associated equipment with a carrying value of $66.2 million. The Company received $78.0 million in cash proceeds and recognized a $0.2 million loss on sale of assets. In addition, the Company recorded a $7.5 million impairment of the intangibles associated with the disposed assets.

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

Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$324,559	$486,912	$1,045,615	$1,342,125
Other countries	101,158	86,156	283,593	248,809
Total	$425,717	$573,068	$1,329,208	$1,590,934

Long-Lived Assets

	September 30, 2019	December 31, 2018
United States	$712,661	$903,520
Other countries	178,879	205,606
Total	$891,540	$1,109,126

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

During the three and nine months ended September 30, 2019, the Company recorded an estimated $9.6 million and $41.0 million, respectively, in connection with the reduction in value of its long-lived assets. The reduction in value of assets was primarily related to reduction in value of certain intangibles in the Onshore Completion and Workover Services segment and long-lived assets in the Technical Solutions segment.

(11)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (Eligible Participants). Under the stock incentive plans, the Company may grant incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants. The Company’s total compensation expense related to these plans was approximately $13.9 million and $22.8 million for the nine months ended September 30, 2019 and 2018, respectively, which is reflected in general and administrative expenses.

(12) Income Taxes

The Company had $30.6 million of unrecorded tax benefits as of September 30, 2019 and December 31, 2018, all of which would impact the Company’s effective tax rate if recognized. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

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

The Company incurred a loss from continuing operations for the three and nine months ended September 30, 2019 and 2018; therefore the impact of any incremental shares would be anti-dilutive.

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

A subsidiary of the Company is involved in legal proceedings with two employees regarding the payment of royalties for a patentable product developed by them. On April 2, 2018, the employees filed a lawsuit in the Harris County District Court alleging that the royalty payments they had received since 2010 should have been higher. In May 2019, the jury issued a verdict in favor of the plaintiffs. On October 25, 2019, the court issued a final judgment against the Company. The Company strongly disagrees with the verdict and believes the district court committed several legal errors that should result in a reversal or remand of the case by the Court of Appeals. The ultimate resolution of this matter could result in a loss of up to $11.0 million in excess of amounts accrued.

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
September 30, 2019
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$187,979	$1,341	$70,569	$-	$259,889
Accounts receivable, net	-	30	280,704	87,796	-	368,530
Other current assets	-	8,592	133,669	62,339	-	204,600
Total current assets	-	196,601	415,714	220,704	-	833,019

Property, plant and equipment, net	-	11,372	722,830	157,338	-	891,540
Operating lease right-of-use assets	-	22,530	57,334	16,326	-	96,190
Goodwill	-	-	80,544	55,378	-	135,922
Notes receivable	-	-	67,042	-	-	67,042
Long-term intercompany accounts receivable	2,256,701	1,111,335	3,491,267	218,291	(7,077,594)	-
Intercompany notes receivable	-	1,200	-	6,000	(7,200)	-
Equity investments of consolidated subsidiaries	(2,113,614)	3,701,545	7,764	-	(1,595,695)	-
Restricted cash	-	-	2,708	45	-	2,753
Intangible and other long-term assets, net	-	19,203	71,239	6,843	-	97,285
Total assets	$143,087	$5,063,786	$4,916,442	$680,925	$(8,680,489)	$2,123,751

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$-	$8,986	$67,127	$34,285	$-	$110,398
Accrued expenses	-	80,810	104,122	35,691	-	220,623
Income taxes payable	-	(717)	-	4,559	-	3,842
Current portion of decommissioning liabilities	-	-	-	3,621	-	3,621
Total current liabilities	-	89,079	171,249	78,156	-	338,484

Long-term debt, net	-	1,285,755	-	-	-	1,285,755
Deferred income taxes	-	(149,512)	145,416	4,096	-	-
Decommissioning liabilities	-	-	131,263	-	-	131,263
Operating lease liabilities	-	23,093	42,009	11,153	-	76,255
Long-term intercompany accounts payable	-	5,876,786	1,082,435	118,373	(7,077,594)	-
Intercompany notes payable	-	6,000	-	1,200	(7,200)	-
Other long-term liabilities	-	46,199	76,510	26,198	-	148,907
Total stockholders' equity (deficit)	143,087	(2,113,614)	3,267,560	441,749	(1,595,695)	143,087
Total liabilities and stockholders' equity	$143,087	$5,063,786	$4,916,442	$680,925	$(8,680,489)	$2,123,751

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2019
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$352,158	80,018	(6,459)	$425,717
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(1,373)	245,743	56,295	(6,459)	294,206
Depreciation, depletion, amortization and
accretion	-	907	57,143	9,339	-	67,389
General and administrative expenses	-	16,581	35,320	10,867	-	62,768
Reduction in value of assets	-	-	9,571	-	-	9,571
Income (loss) from operations	-	(16,115)	4,381	3,517	-	(8,217)

Other income (expense):
Interest income (expense), net	-	(25,911)	1,364	42	-	(24,505)
Intercompany interest income (expense)	-	(42)	-	42	-	-
Other income (expense)	-	(132)	411	(3,632)	-	(3,353)
Equity in losses of consolidated subsidiaries	(38,441)	(5,124)	(2,544)	-	46,109	-
Income (loss) from operations before income taxes	(38,441)	(47,324)	3,612	(31)	46,109	(36,075)
Income taxes	-	(8,883)	9,729	1,520	-	2,366
Net income (loss)	(38,441)	(38,441)	(6,117)	(1,551)	46,109	(38,441)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2019
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(38,441)	$(38,441)	$(6,117)	$(1,551)	$46,109	$(38,441)
Change in cumulative translation adjustment, net of tax	(2,967)	(2,967)	-	(2,967)	5,934	(2,967)
Comprehensive loss	$(41,408)	$(41,408)	$(6,117)	$(4,518)	$52,043	$(41,408)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Three Months Ended September 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$511,510	$66,428	$(4,870)	$573,068
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(793)	366,568	43,484	(4,870)	404,389
Depreciation, depletion, amortization and
accretion	-	965	87,973	10,954	-	99,892
General and administrative expenses	-	23,959	34,726	10,210	-	68,895
Income (loss) from operations	-	(24,131)	22,243	1,780	-	(108)

Other income (expense):
Interest income (expense), net	-	(26,024)	993	79	-	(24,952)
Other income (expense)	-	(356)	264	(185)	-	(277)
Equity in earnings (losses) of consolidated subsidiaries	(21,816)	19,182	(53)	-	2,687	-
Income (loss) from continuing operations before income taxes	(21,816)	(31,329)	23,447	1,674	2,687	(25,337)
Income taxes	-	(9,513)	5,260	732	-	(3,521)
Net income (loss)	$(21,816)	$(21,816)	$18,187	$942	$2,687	$(21,816)

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2019
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$1,108,641	$238,154	$(17,587)	$1,329,208
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(8,244)	784,396	162,232	(17,587)	920,797
Depreciation, depletion, amortization and
accretion	-	2,780	193,503	28,763	-	225,046
General and administrative expenses	-	64,319	109,983	34,295	-	208,597
Reduction in value of assets	-	-	40,952	-	-	40,952
Income (loss) from operations	-	(58,855)	(20,193)	12,864	-	(66,184)

Other income (expense):
Interest income (expense), net	-	(78,195)	3,836	84	-	(74,275)
Intercompany interest income (expense)		(67)	-	67
Other income (expense)	-	(1,207)	(799)	(2,470)	-	(4,476)
Equity in earnings (losses) of consolidated subsidiaries	(157,196)	(49,523)	(1,820)	-	208,539	-
Income (loss) from continuing operations before income taxes	(157,196)	(187,847)	(18,976)	10,545	208,539	(144,935)
Income taxes	-	(30,651)	34,891	8,021	-	12,261
Net income (loss)	$(157,196)	$(157,196)	$(53,867)	$2,524	$208,539	$(157,196)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2019
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(157,196)	$(157,196)	$(53,867)	$2,524	$208,539	$(157,196)
Change in cumulative translation adjustment, net of tax	(3,810)	(3,810)	-	(3,810)	7,620	(3,810)
Comprehensive income (loss)	$(161,006)	$(161,006)	$(53,867)	$(1,286)	$216,159	$(161,006)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Nine Months Ended September 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$1,420,368	$192,976	$(22,410)	$1,590,934
Cost of services and rentals (exclusive of depreciation,
depletion, amortization and accretion)	-	(6,382)	1,011,801	134,650	(22,410)	1,117,659
Depreciation, depletion, amortization and
accretion	-	2,974	266,188	34,422	-	303,584
General and administrative expenses	-	70,721	109,083	34,807	-	214,611
Loss from operations	-	(67,313)	33,296	(10,903)	-	(44,920)

Other income (expense):
Interest expense, net	-	(77,778)	2,940	105	-	(74,733)
Other income (expense)	-	(608)	802	(4,588)	-	(4,394)
Equity in losses of consolidated subsidiaries	(107,930)	13,073	(421)	-	95,278	-
Loss from continuing operations before income taxes	(107,930)	(132,626)	36,617	(15,386)	95,278	(124,047)
Income taxes	-	(24,696)	7,185	665	-	(16,846)
Net loss from continuing operations	(107,930)	(107,930)	29,432	(16,051)	95,278	(107,201)
Loss from discontinued operations, net of income taxes	-	-	-	(729)	-	(729)
Net loss	$(107,930)	$(107,930)	$29,432	$(16,780)	$95,278	$(107,930)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Income (Loss)
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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2019
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$14,295	$(272,879)	$350,633	$24,455	$116,504

Cash flows from investing activities:
Payments for capital expenditures	-	(5,514)	(94,757)	(5,122)	(105,393)
Proceeds from sales of assets	-	-	90,696	-	90,696
Net cash provided by (used in) investing activities	-	(5,514)	(4,061)	(5,122)	(14,697)

Cash flows from financing activities:
Changes in notes with affiliated companies, net	(13,270)	364,179	(348,883)	(2,026)	-
Other	(1,025)	(31)	-	-	(1,056)
Net cash provided by (used in) financing activities	(14,295)	364,148	(348,883)	(2,026)	(1,056)
Effect of exchange rate changes on cash	-	-	-	(1,857)	(1,857)
Net change in cash, cash equivalents, and restricted cash	-	85,755	(2,311)	15,450	98,894

Cash, cash equivalents, and restricted cash at beginning of period	-	102,224	6,360	55,164	163,748
Cash, cash equivalents, and restricted cash at end of period	$-	$187,979	$4,049	$70,614	$262,642

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2018
(in thousands)
(unaudited)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$18,290	$(118,313)	$174,198	$23,450	$(14,269)	$83,356

Cash flows from investing activities:
Payments for capital expenditures	-	(1,509)	(175,524)	(9,250)	-	(186,283)
Proceeds from sales of assets	-	-	16,226	13,369	-	29,595
Net cash provided by (used in) investing activities	-	(1,509)	(159,298)	4,119	-	(156,688)

Cash flows from financing activities:
Intercompany dividends	-	-	-	(14,269)	14,269	-
Changes in notes with affiliated companies, net	(14,775)	31,469	(26,644)	9,950	-	-
Other	(3,515)	(435)	-	-	-	(3,950)
Net cash provided by (used in) financing activities	(18,290)	31,034	(26,644)	(4,319)	14,269	(3,950)
Effect of exchange rate changes on cash	-	-	-	(1,834)	-	(1,834)
Net change in cash, cash equivalents, and restricted cash	-	(88,788)	(11,744)	21,416	-	(79,116)

Cash, cash equivalents, and restricted cash at beginning of period	-	126,533	20,923	45,027	-	192,483
Cash, cash equivalents, and restricted cash at end of period	$-	$37,745	$9,179	$66,443	$-	$113,367

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Worldwide Rig Count (1)
U.S.:
Land	894	1,032	-13%	961	1,001	-4%
Offshore	26	19	37%	23	18	28%
Total	920	1,051	-12%	984	1,019	-3%
International (2)	1,144	1,003	14%	1,094	980	12%
Worldwide Total	2,064	2,054	0%	2,078	1,999	4%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$56.34	$69.69	-19%	$57.04	$66.93	-15%
Natural Gas (Henry Hub)	$2.38	$2.93	-19%	$2.61	$2.95	-12%

(1) Estimate of drilling activity as measured by the average active drilling rigs based on Baker Hughes Co. rig count information.

(2) Excludes Canadian Rig Count.

Recent Developments

Appeal of New York Stock Exchange Determination to Delist our Common Stock

Shares of our common stock are registered on the New York Stock Exchange (NYSE) and were previously traded on the NYSE under the symbol “SPN.” On September 26, 2019, the NYSE suspended trading in our common stock as a result of our “abnormally low” stock price levels pursuant to Section 802.01D of the NYSE Listed Company Manual, and commenced procedures to delist our common stock. Following the NYSE’s suspension of trading of our common stock, on September 27, 2019, our common stock commenced trading on the OTC Markets under the symbol “SPNV.” On October 4, 2019, our common stock also commenced trading on the OTCQX Best Market, operated by OTC Markets Group Inc., under the same trading symbol “SPNV.” We have appealed the determination by the staff of the NYSE to delist our common stock in accordance with the NYSE rules. We also intend to conduct a reverse stock split to increase the market price of our common stock to enable our common stock to be listed on the NASDAQ National Market if the NYSE appeal is ultimately unsuccessful.

Comparison of the Results of Operations for the Three Months Ended September 30, 2019 and June 30, 2019

For the third quarter of 2019, our revenue was $425.7 million and the net loss was $38.4 million, or a $0.25 loss per share. Included in the results for the three months ended September 30, 2019 was a pre-tax charge of $9.6 million primarily related to the reduction in value of long-lived assets and a gain from a legal settlement of $5.8 million. This compares to net loss of $71.1 million, or a $0.46 loss per share, for the second quarter of 2019, on revenue of $436.3 million. Included in the results for the three months ended June 30, 2019 was a pre-tax charge of $31.4 million primarily related to the reduction in value of intangible assets.

Third quarter 2019 revenue in our Drilling Products and Services segment increased 10% sequentially to $111.2 million, as compared to $100.7 million for the second quarter of 2019. U.S. offshore revenue increased 21% sequentially to $33.9 million primarily due to increase in rentals of premium drill pipe and accommodation units during the quarter. International revenue increased 21% to $30.7 million primarily due to an increase in rentals of premium drill pipe and bottom hole assemblies. U.S. land revenue remained flat at $46.6 million.

Third quarter 2019 revenue in our Onshore Completion and Workover Services segment decreased 11% sequentially to $145.1 million, as compared to $163.5 million for the second quarter of 2019. The decrease in revenue is primarily attributable to the disposition of our drilling rig service line during the second quarter of 2019.

Third quarter 2019 revenue in our Production Services segment decreased 4% sequentially to $98.7 million, as compared to $103.0 million for the second quarter of 2019. U.S. offshore revenue decreased 14% to $18.3 million primarily due to a decrease in hydraulic workover and snubbing activities. U.S. land revenue decreased 16% sequentially to $32.6 million primarily due to a decrease in coiled tubing and hydraulic workover and snubbing activities. These decreases were partially offset by an increase in international revenue which increased 12% to $47.8 million, primarily due to an increase in electric line, pressure control and hydraulic workover and snubbing activities.

Third quarter 2019 revenue in our Technical Solutions segment increased 2% sequentially to $70.7 million, as compared to $69.1 million in the second quarter of 2019. U.S. offshore revenue increased 22% sequentially to $40.8 million due to an increase in demand for completion tools and products. International revenue increased 2% sequentially to $22.6 million primarily due to an increase in well control services and completion tools and products. U.S. land revenue decreased 46% sequentially to $7.3 million, primarily due to a decrease in demand for well control services.

Comparison of the Results of Operations for the Three Months Ended September 30, 2019 and 2018

For the three months September 30, 2019, our revenue was $425.7 million, a decrease of $147.4 million or 26%, as compared to the same period in 2018. Net loss was $38.4 million, or a $0.25 loss per share. Included in the results for the three months ended September 30, 2019 was a pre-tax charge of $9.6 million related to the reduction in value of assets. This compares to a net loss for the three months ended September 30, 2018 of $21.8 million, or a $0.14 loss per share.

The following table compares our operating results for the three months ended September 30, 2019 and 2018 (in thousands, except percentages). Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2019	2018	Change	%	2019	%	2018	%	Change
Drilling Products and
Services	$111,185	$99,184	$12,001	12%	$38,663	35%	$37,328	38%	$1,335
Onshore Completion and
Workover Services	145,105	294,869	(149,764)	-51%	123,617	85%	239,348	81%	(115,731)
Production Services	98,787	105,870	(7,083)	-7%	82,556	84%	84,312	80%	(1,756)
Technical Solutions	70,640	73,145	(2,505)	-3%	49,370	70%	43,401	59%	5,969
Total	$425,717	$573,068	$(147,351)	-26%	$294,206	69%	$404,389	71%	$(110,183)

Operating Segments:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 12% to $111.2 million for the three months ended September 30, 2019, as compared to $99.2 million for the same period in 2018. Cost of services and rentals as a percentage of revenue decreased to 35% of segment revenue for the three months ended September 30, 2019, as compared to 38% for the same period in 2018. Revenue from the U.S. land market areas increased 2% as a result of increases in revenue from rentals of premium drill pipe. Revenue from the U.S. offshore market area increased 30% primarily due to an increase in revenue from rentals of premium drill pipe and bottom hole assemblies, as demand for these rental products increased along with the increase in U.S. offshore rig count. Revenue from the international market areas increased 12%, primarily due to an increase in demand for rentals of premium drill pipe and bottom hole assemblies.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 51% to $145.1 million for the three months ended September 30, 2019, as compared to $294.9 million for the same period in 2018. All of this segment’s revenue is derived from the U.S. land market area. Cost of services and rentals as a percentage of revenue increased to 85% of segment revenue for the three months ended September 30, 2019, as compared to 81% for the same period in 2018. The decrease in revenue is primarily attributable to decreased activity in our pressure pumping and well services businesses. During the first half of 2019, the overcapacity of the available pressure pumping horsepower in the market contributed to the downward pressure on pricing and utilization for our services. In response to the unfavorable market conditions, we have reduced the number of pressure pumping fleets deployed in the field and curtailed our operations. The decrease in revenue is also attributable to the disposition of our drilling rig service line during the second quarter of 2019.

Production Services Segment

Revenue from our Production Services segment for the three months ended September 30, 2019 decreased by 7% to $98.8 million, as compared to $105.9 million for the same period in 2018. Cost of services and rentals as a percentage of revenue increased to 84% of segment revenue for the three months ended September 30, 2019, as compared to 80% for the same period in 2018. Revenue from the U.S. land market area decreased 32%, primarily due to a decrease in coiled tubing activities. Revenue from the international market areas increased 16%, primarily due to an increase in hydraulic workover and snubbing activities. Revenue from the U.S. offshore market area increased 9%, primarily due to an increase in hydraulic workover and snubbing activities.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 3% to $70.6 million for the three months ended September 30, 2019, as compared to $73.1 million for the same period in 2018. Cost of services and rentals as a percentage of revenue increased to 70% of segment revenue for the three months ended September 30, 2019, as compared to 59% for the same period in 2018. Revenue from the U.S. land market area decreased 14%, primarily due to a decrease in demand for well control services. Revenue from the international market areas increased 30%, primarily due to an increase in demand for well control services. Revenue derived from the U.S. offshore market area decreased 14%, primarily due to a decrease in demand for subsea intervention services. During the three months ended September 30, 2019, we recorded $7.0 million in reduction in value of assets.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $67.4 million during the three months ended September 30, 2019 from $99.9 million during the same period in 2018. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $7.7 million, or 27.5%; for our Onshore Completion and Workover Services segment by $18.2 million, or 38.5%; for our Production Services segment by $5.0 million, or 29.3%; and for our Technical Solutions segment by $1.4 million, or 22%. Depreciation expense for Corporate and Other remained flat. The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated.

Reduction in Value of Assets

The reduction in value of assets recorded during the three months ended September 30, 2019 was $9.6 million primarily related to the reduction in value of long-lived assets within the Technical Solutions segment.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2019 was a 7% expense compared to a 13% benefit for the same period in 2018. The change in the effective income tax rate was primarily impacted by a deferred tax assets valuation allowance recorded during the three months ended September 30, 2019.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2019 and September 30, 2018

For the nine months ended September 30, 2019, our revenue was $1,329.2 million, a decrease of $261.7 million or 16%, as compared to the same period in 2018. Net loss was $157.2 million, or a $1.01 loss per share. This compares to a net loss for the nine months ended September 30, 2018 of $107.9 million, or a $0.70 loss per share. Included in the results for the nine months ended September 30, 2019 was a pre-tax charge of $41.0 million related to the reduction in value of assets.

The following table compares our operating results for the nine months ended September 30, 2019 and September 30, 2018 (in thousands, except percentages). Cost of services and rentals excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2019	2018	Change	%	2019	%	2018	%	Change

Drilling Products and
Services	$312,946	$278,419	$34,527	12%	$118,732	38%	$108,997	39%	$9,735
Onshore Completion and
Workover Services	513,638	802,600	(288,962)	-36%	436,400	85%	630,205	79%	(193,805)
Production Services	305,239	308,591	(3,352)	-1%	240,855	79%	255,377	83%	(14,522)
Technical Solutions	197,385	201,324	(3,939)	-2%	124,810	63%	123,080	61%	1,730
Total	$1,329,208	$1,590,934	$(261,726)	-16%	$920,797	69%	$1,117,659	70%	$(196,862)

Operating Segments:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 12% to $312.9 million for the nine months ended September 30, 2019, as compared to $278.4 million for the same period in 2018. Cost of services and rentals as a percentage of revenue decreased to 38% of segment revenue for the nine months ended September 30, 2019, as compared to 39% for the same period in 2018. Revenue from the U.S. land market areas increased 10% as a result of increases in revenue from rentals of premium drill pipe and bottom hole assemblies. Revenue from the U.S. offshore market area increased 30% primarily due to an increase in revenue from rentals of premium drill pipe and bottom hole assemblies, as demand for these rental products increased along with the increase in U.S. offshore rig count. Revenue from the international market areas increased 2% due to an increase in rentals of premium drill pipe and bottom hole assemblies.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 36% to $513.6 million for the nine months ended September 30, 2019 months, as compared to $802.6 million for the same period in 2018. All of this segment’s revenue is derived from the U.S. land market area. Cost of services and rentals as a percentage of revenue increased to 85% of segment revenue for the nine months ended September 30, 2019, as compared to 79% for the same period in 2018. The decrease in revenue is primarily attributable to decreased activity in our pressure pumping and well services businesses. During the first half of 2019, the overcapacity of the available pressure pumping horsepower in the market contributed to the downward pressure on pricing and utilization for our services. In response to the unfavorable market conditions, we have reduced the number of pressure pumping fleets deployed in the field and curtailed our operations. The decrease in revenue is also attributable to the disposition of our drilling rig service line during the second quarter of 2019. During the nine months ended September 30, 2019, we recorded $31.9 million in reduction in value of assets.

Production Services Segment

Revenue from our Production Services segment for the nine months ended September 30, 2019 decreased by 1% to $305.2 million, as compared to $308.6 million for the same period in 2018. Cost of services and rentals as a percentage of revenue decreased to 79% of segment revenue for the nine months ended September 30, 2019, as compared to 83% for the same period in 2018. Revenue from the U.S. land market area decreased 24%, primarily due to a decrease in coiled tubing activities. Revenue from the international market areas increased 19%, primarily due to an increase in hydraulic workover and snubbing activities. Revenue from the U.S. offshore market area increased 23%, primarily due to an increase in hydraulic workover and snubbing and pressure control activities.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 2% to $197.4 million for the nine months ended September 30, 2019, as compared to $201.3 million for the same period in 2018. Cost of services and rentals as a percentage of revenue increased to 63% of segment revenue for the nine months ended September 30, 2019, as compared to 61% for the same period in 2018. Revenue from the U.S. land market area increased 41%, primarily due to an increase in well control services. Revenue from the international market areas increased 20%, primarily due to an increase in demand for subsea intervention services and completion tools and products. Revenue derived from the U.S. offshore market area decreased 21%, primarily due to a decrease in demand for completion tools and products and subsea intervention services. During the nine months ended September 30, 2019, we recorded $7.0 million in reduction in value of assets.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $225.0 million during the nine months ended September 30, 2019 from $303.6 million during the same period in 2018. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $21.4 million, or 25%; for our Onshore Completion and Workover Services segment by $42.2 million, or 30%; for our Production Services segment by $11.3 million, or 22%; and for our Technical Solutions segment by $3.1 million, or 15%. Depreciation expense for Corporate and Other remained flat. The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated and impairments of long-lived assets recorded during 2018.

Reduction in Value of Assets

The reduction in value of assets recorded during the nine months ended September 30, 2019 included $41.0 million related to the reduction in value of long-lived assets within the Onshore Completion and Workover and Technical Solutions segments.

Income Taxes

Our effective income tax rate for the nine months ended September 30, 2019 was a 8% expense compared to a 13% benefit for the same period in 2018. The change in the effective income tax rate was primarily impacted by a deferred tax assets valuation allowance recorded during the nine months ended September 30, 2019.

Liquidity and Capital Resources

For the nine months ended September 30, 2019, we generated net cash from operating activities of $116.5 million, as compared to $83.4 million of cash generated by operating activities in the same period of 2018. Our primary liquidity needs during the next twelve months are for working capital and capital expenditures. Our primary sources of liquidity are cash flows from operations and available borrowings under our credit facility. We had cash and cash equivalents of $259.9 million at September 30, 2019, compared to $158.1 million at December 31, 2018.

We spent $105.4 million of cash on capital expenditures during the nine months ended September 30, 2019. Capital expenditures of $48.2 million primarily related to the expansion and maintenance of our equipment inventory at our Drilling Products and Services segment and the remaining capital expenditures related to ongoing maintenance of our equipment across all other segments. During the remainder of 2019, we intend to limit capital spending within our operational cash flow levels to generate free cash flow and allocate capital to businesses with higher returns on invested capital.

We have an asset-based revolving credit facility which matures in October 2022. The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves. Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7.125% senior unsecured notes due 2021. On September 20, 2019, we amended its credit facility to increase the letter of credit capacity from $100.0 million to $150.0 million. At September 30, 2019, the borrowing base was $229.6 million and we had $83.1 million of letters of credit outstanding that reduced our borrowing availability under the revolving credit facility. The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements. At September 30, 2019, we were in compliance with all such covenants.

We have outstanding $500 million of 7.75% senior unsecured notes due September 2024. The indenture governing the 7.75% senior unsecured notes due 2024 requires semi-annual interest payments on March 15 and September 15 of each year through the maturity date of September 15, 2024. The indenture contains customary events of default and requires that we satisfy various covenants. At September 30, 2019, we were in compliance with all such covenants.

We also have outstanding $800 million of 7.125% senior unsecured notes due December 2021. The indenture governing the 7.125% senior notes due 2021 requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.  The indenture contains customary events of default and requires that we satisfy various covenants. At September 30, 2019, we were in compliance with all such covenants.

Other Matters

Off-Balance Sheet Arrangements and Hedging Activities

At September 30, 2019, we had no off-balance sheet arrangements and no hedging contracts.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes. At September 30, 2019, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At September 30, 2019, we had no variable rate debt outstanding.

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

(b)

Changes in internal control.  Effective January 1, 2019, we adopted Topic 842, Leases. The adoption of this standard resulted in recording of operating lease assets and operating lease liabilities, with no related impact on our condensed consolidated statement of equity or condensed consolidated statement of operations for the nine months ended September 30, 2019. In connection with the adoption of the new standard, we implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard. There were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report, except as set forth below.

We have received notice of the NYSE’s intention to delist our common stock, which could materially impair the liquidity and value of our common stock.

On September 26, 2019, we were notified by the NYSE that due to “abnormally low” trading price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, the NYSE had suspended trading in the Company’s common stock effective immediately and has determined to commence delisting proceedings to delist our common stock. While we have appealed the determination by the staff of the NYSE to delist the Company’s common stock and intend to conduct a reverse stock split to increase the market price of our common stock to enable our common stock to be listed on the NASDAQ National Market if the NYSE appeal is ultimately unsuccessful, we can provide no assurance that these efforts will be successful.

On September 27, 2019, our common stock commenced trading on the OTC Markets under the symbol “SPNV.” In addition, as of October 4, 2019, our common stock commenced trading on the OTCQX Best Market, operated by the OTC Markets Group Inc., (together with the OTC Markets, the OTC) under the same trading symbol “SPNV.” The OTC is a significantly more limited market than the NYSE, and quotation on the OTC may result in a less liquid market available for existing and potential stockholders to trade the common stock and could further depress the trading price of our common stock. We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market or whether the trading volume of our common stock will be sufficient to provide for an efficient trading market.

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

Second Amendment to Fifth Amended and Restated Credit Agreement, dated September 20, 2019, among SESI, L.L.C., Superior Energy Services, Inc., the guarantors party thereto, JPMorgan Chase Bank N.A., as administrative agent, and the lenders party thereto.

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

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

		By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr. Executive Vice President, Chief Financial Officer and Treasurer

		By:	/s/ James W. Spexarth
James W. Spexarth
Chief Accounting Officer

Date:	November 6, 2019