Form 10-K
period 2019-12-31
SUPERIOR ENERGY SERVICES INC
filed 2020-02-28
CIK 886835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________________________________________

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from ________ to _______

Commission File No. 001-34037

Commission Company Name: SUPERIOR ENERGY SERVICES INC

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

At June 30, 2019, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was $205.4 million. At February 25, 2020 there were 15,798,428 shares of the registrant’s common stock outstanding.

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

the Fiscal Year Ended December 31, 2019

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other documents filed by us with the Securities and Exchange Commission (SEC) contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements other than statements of historical fact included in this Annual Report on Form 10-K or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

•the conditions in the oil and gas industry;

•our outstanding debt obligations and the potential effect of limiting our ability to fund future growth;

•necessary capital financing may not be available at economic rates or at all;

•volatility of our common stock;

•operating hazards, including the significant possibility of accidents resulting in personal injury or death, or property damage for which we may have limited or no insurance coverage or indemnification rights;

•we may not be fully indemnified against losses incurred due to catastrophic events;

•claims, litigation or other proceedings that require cash payments or could impair financial condition;

•credit risk associated with our customer base;

•the effect of regulatory programs and environmental matters on our operations or prospects;

•the impact that unfavorable or unusual weather conditions could have on our operations;

•the potential inability to retain key employees and skilled workers;

•political, legal, economic and other risks and uncertainties associated with our international operations;

•laws, regulations or practices in foreign countries could materially restrict our operations or expose us to additional risks;

•potential changes in tax laws, adverse positions taken by tax authorities or tax audits impacting our operating results;

•changes in competitive and technological factors affecting our operations;

•risks associated with the uncertainty of macroeconomic and business conditions worldwide;

•our operations may be subject to cyber-attacks;

•counterparty risks associated with reliance on key suppliers;

•challenges with estimating our potential liabilities related to our oil and natural gas property;

•risks associated with potential changes of Bureau of Ocean Energy Management (BOEM) security and bonding requirements for offshore platforms;

•the consummation of the Combination (as defined herein) and the timing thereof;

•expenses incurred in connection with the Combination;

•failure to complete the Combination could negatively impact our business and financial results;

•business uncertainties and contractual restrictions related to the Superior Energy U.S. Business (as defined herein) until the Combination closes;

•the Combination may distract management personnel and other key employees;

•future potential litigation against us or Forbes could prevent the completion of the Combination or result in the payment of damages;

•the interests of some of our executive officers in the Combination may differ from the interests of our stockholders generally; and

•failure to achieve the anticipated return on our investment in Newco (as defined herein);

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

PART I

Item 1. Business

General

We provide a wide variety of services and products to the energy industry. We serve major, national and independent oil and natural gas exploration and production companies around the world and we offer products and services with respect to the various phases of a well’s economic life cycle. We report our operating results in four business segments: Drilling Products and Services; Onshore Completion and Workover Services; Production Services; and Technical Solutions. Given our long-term strategy of geographic expansion, we also provide supplemental segment revenue information in three geographic areas: U.S. land; U.S. offshore; and International.

For information about our operating segments and financial information by operating segment and geographic area, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and note 8 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Developments

•The Combination

On December 18, 2019, we entered into a definitive merger agreement (the Merger Agreement) to divest our U.S. service rig, coiled tubing, wireline, pressure control, flowback, fluid management and accommodations service lines (the Superior Energy U.S. Business) and combine them with Forbes Energy Services Ltd.’s (Forbes) complimentary service lines to create a new, publicly traded consolidation platform for U.S. completion, production and water solutions (the Combination).

Following the completion of the Combination, which is expected to close in the second quarter of 2020, we will remain a globally diversified oilfield services company built around the following key product and service lines: premium drill pipe, bottom hole assemblies, completion tools and products, hydraulic workover, snubbing and production services and well control services.

Under the terms of the Merger Agreement, the Superior Energy U.S. Business and Forbes will be merged into a newly formed company (Newco). At the closing of the Combination, we will receive 49.9% of Newco’s issued and outstanding voting Class A common stock (the Class A Stock) and 100% of Newco’s issued and outstanding non-voting Class B common stock (the Class B Stock), which will collectively represent an approximate 65% economic interest in Newco. Our and Forbes’ economic interests in Newco are subject to adjustment within certain parameters based on Forbes’ net debt position calculated at closing pursuant to the terms of the Merger Agreement. In addition, certain lenders under Forbes’ existing term loan (the Forbes Term Loan) will exchange their portion of the aggregate principal amount outstanding under the Forbes Term Loan for approximately $30.0 million in newly issued mandatory convertible preferred shares of Newco (the Preferred Shares), which will be entitled to cash dividends at a rate of 5% per annum, payable semi-annually, and, on the third anniversary of the closing of the Combination will be subject to mandatory conversion into shares of Newco’s Class A Stock. After giving effect to such conversion, we would own an approximate 52% economic interest in Newco and Forbes’ existing stockholders would own an approximate 48% economic interest in Newco.

The Combination has been unanimously approved by our and Forbes’ Boards of Directors as well as the special committee of the Board of Directors of Forbes. Newco filed a joint proxy statement/prospectus on February 12, 2020, pursuant to which Forbes will solicit proxies of its stockholders to approve the Combination at a special meeting of stockholders. However, certain stockholders of Forbes who will collectively own a majority of Forbes’ common stock on the record date for Forbes’ special meeting have committed to vote the shares they beneficially own in favor of the Combination and have the ability to approve the Combination without the vote of any other stockholder of Forbes.

•Related Financing Transactions

As a condition of the Combination, SESI, L.L.C. (SESI), our wholly owned subsidiary, consummated an offer to exchange (the Exchange Offer) up to $635.0 million of SESI’s previously outstanding $800.0 million aggregate principal amount of 7.125% Senior Notes due 2021 (the Original Notes) for up to $635.0 million aggregate principal amount of SESI’s 7.125% Senior Notes due 2021 (the New Notes) and conducted a concurrent consent solicitation (the Consent Solicitation) to amend the liens covenant in the indenture governing the Original Notes (the Original Notes Indenture) to permit the issuance of the Superior Secured Notes described below (the Proposed Amendment) upon the terms and subject to the conditions set forth in SESI’s offering memorandum and consent solicitation statement, dated as of January 6, 2020 (as amended by the press releases dated January 16, 2020, January 22, 2020, January 31, 2020, February 14, 2020, February 18, 2020, February 19, 2020, February 20, 2020 and February 24, 2020 issued by the Company and Supplement No. 1 to the Offering Memorandum and Consent Solicitation, dated as of January 31, 2020 (the Offering Memorandum)). A supplemental indenture by and among SESI, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee, related to the Proposed Amendment was executed on February 14, 2020. The Original Notes outstanding after the Exchange Offer are governed by the Original Notes Indenture, as amended by the Proposed Amendment, provided that the Proposed Amendment will only become operative immediately prior to the occurrence of the Combination.

The Exchange Offer expired at 5:00 p.m., New York City time, on February 21, 2020, and $617.9 million aggregate principal amount of outstanding Original Notes were validly tendered for exchange and not withdrawn, representing 77.24% of the aggregate principal amount of Original Notes outstanding upon commencement of the Exchange Offer. SESI accepted all validly tendered Original Notes and issued $617.9 million aggregate principal amount of New Notes pursuant to an indenture dated February 24, 2020 by and among SESI, the guarantors party thereto and UMB Bank, N.A., as trustee (the New Notes Indenture).

Substantially concurrently with the consummation of the Combination, eligible note holders will receive, in exchange for $617.9 million aggregate principal amount of New Notes, on a pro rata basis: (1) $243.3 million aggregate principal amount of 9.750% Senior Second Lien Secured Notes due 2025 to be issued by Newco (the Newco Secured Notes), (2) $243.3 million aggregate principal amount of 8.750% Senior Second Lien Secured Notes due 2026 to be issued by SESI (the Superior Secured Notes), (3) $131.3 million in cash and (4) $6.35 million in cash constituting the total consent payment (the Combination Exchange). The indentures governing the Newco Secured Notes and the Superior Secured Notes will each contain restrictive covenants customary for issuances of high-yield secured notes of this type. On February 20, 2020, we entered into an amendment to the Merger Agreement (the Amendment). The Amendment amends certain covenants, among other things, to account for the amended terms of the Exchange Offer.

•Exit and Discontinuation of the Hydraulic Fracturing Service Line

On December 10, 2019, our indirect, wholly owned subsidiary, Pumpco Energy Services, Inc. (Pumpco), completed its existing hydraulic fracturing field operations, and we determined to discontinue, wind down and exit Pumpco’s hydraulic fracturing operations. We intend to maintain an adequate number of employees to efficiently wind down Pumpco’s business and divest Pumpco’s assets over time. The financial results of Pumpco’s operations have historically been included in our Onshore Completion and Workover Services segment. Pumpco’s business is reflected as discontinued operations for each of the years ended December 31, 2019, 2018 and 2017 and its assets are in the process of being divested. See note 12 to our consolidated financial statements for further discussion of discontinued operations. Discontinuing hydraulic fracturing aligns with our strategic objective to divest assets and service lines that do not compete for investment in the current market environment. Net proceeds from the divestiture of Pumpco’s assets will be used to reduce debt.

•Reverse Stock Split

At a special meeting of stockholders held on December 18, 2019, our stockholders voted to approve a proposal authorizing our Board of Directors to effect a reverse stock split of our issued and outstanding common stock (the Reverse Stock Split) and to proportionately reduce the number of our authorized shares of common stock. Following the special meeting of stockholders, our Board of Directors approved a 1-for-10 Reverse Stock Split.

As a result of the Reverse Stock Split, each 10 pre-split shares of common stock outstanding immediately prior to the Reverse Stock Split automatically were converted to one issued and outstanding share of common stock without any action on the part of our stockholders. No fractional shares of common stock were issued as a result of the Reverse Stock Split. Instead, any stockholder who would have been entitled to a fractional share received a cash payment in lieu of such fractional shares. The total number of shares of common stock that the Company is authorized to issue has also been reduced by the same ratio.

Unless otherwise indicated, the number of shares of common stock outstanding and per-share amounts in the consolidated financial statements and accompanying notes contained in Part II, Item 8 of this Annual Report on Form 10-K have been retroactively adjusted to reflect the effect of the Reverse Stock Split. The par value of our common stock remains at $0.001 per share.

•Resumption of Trading on the New York Stock Exchange

On September 26, 2019, the New York Stock Exchange (the NYSE) suspended trading of our common stock and commenced delisting proceedings due to our “abnormally low” stock price. Following the NYSE’s suspension of trading of our common stock, we appealed the NYSE staff’s determination. On September 27, 2019, our common stock commenced trading on the OTC Markets and, on October 4, 2019, our common stock also commenced trading on the OTCQX Best Market, operated by OTC Markets Group Inc. The NYSE formally withdrew the delisting determination, and, on December 26, 2019, our common stock resumed trading on the NYSE under the ticker symbol “SPN.”

Products and Services

We offer a wide variety of specialized oilfield services and equipment generally categorized by their typical use during the economic life of a well. A description of the products and services offered by each of our four segments is as follows:

•Drilling Products and Services – Includes downhole drilling tools and surface rentals.

▪Downhole drilling tools – Includes rentals of tubulars, such as primary drill pipe strings, landing strings, completion tubulars and associated accessories, and manufacturing and rentals of bottom hole tools, including stabilizers, non-magnetic drill collars and hole openers.

▪Surface rentals – Includes rentals of temporary onshore and offshore accommodation modules and accessories.

•Onshore Completion and Workover Services – Includes fluid management and workover services.

▪Fluid management – Includes services used to obtain, move, store and dispose of fluids that are involved in the exploration, development and production of oil and gas, including mobile piping systems, specialized trucks, fracturing tanks and other assets that transport, heat, pump and dispose of fluids.

▪Workover services – Includes a variety of well completion, workover and maintenance services, including installations, completions, sidetracking of wells and support for perforating operations.

•Production Services – Includes intervention services.

▪Intervention services – Includes services to enhance, maintain and extend oil and gas production during the life of the well, including coiled tubing, cased hole and mechanical wireline, hydraulic workover and snubbing, pressure control services, production testing and optimization.

•Technical Solutions – Includes products and services that generally address customer-specific needs with their applications, which typically require specialized engineering, manufacturing or project planning expertise. Most operations requiring our technical solutions are generally in offshore environments during the completion, production and decommissioning phase of an oil and gas well. These products and services primarily include completion tools and services, well control services and subsea well intervention.

▪Completion tools and services – Provides products and services used during the completion phase of an offshore well to control sand and maximize oil and gas production, including sand control systems, well screens and filters, and surface-controlled sub surface safety valves.

▪Well control services – Resolves well control and pressure control problems through firefighting, engineering and well control training.

The Technical Solutions segment also includes revenues from oil and gas production related to our 51% ownership interest in our sole federal offshore oil and gas property (which we refer to in this Annual Report on Form 10-K as the oil and gas property) and related assets.

Customers

Our customers are the major and independent oil and gas companies that are active in the geographic areas in which we operate. There were no customers that exceeded 10% of our total revenues in 2019, 2018 or 2017. A reduction in sales to our existing large customers could have a material adverse effect on our business and operations.

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

Government Regulation

Our business is significantly affected by Federal, State and local laws and other regulations. These laws and regulations relate to, among other things:

•worker safety standards;

•the protection of the environment;

•the handling and transportation of hazardous materials; and

•the mobilization of our equipment to, and operations conducted at, our work sites.

Numerous permits are required for the conduct of our business and operation of our various facilities and equipment, including our underground injection wells, trucks and other heavy equipment. These permits can be revoked, modified or renewed by issuing authorities based on factors both within and outside our control.

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

Employees

At December 31, 2019, we had approximately 5,200 employees. Approximately 6% of our employees are subject to union contracts, all of which are in international locations. We believe that we have good relationships with our employees.

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

Executive Officers

The following table indicates the names and ages of our executive officers, including all offices and positions held by each in the past five years:

Name and Age	Offices Held and Term of Office
David D. Dunlap (Age 58)	President and Chief Executive Officer, since February 2011
Westervelt T. Ballard, Jr. (Age 48)	Executive Vice President, Chief Financial Officer and Treasurer, since March 2018 Executive Vice President of International Services, from February 2012 to February 2018
James W. Spexarth (Age 52)	Chief Accounting Officer, since March 2018 Vice President and Corporate Controller, from August 2013 to February 2018
A. Patrick Bernard (Age 62)	Executive Vice President, since April 2016 Senior Executive Vice President, from July 2006 to March 2016
Brian K. Moore (Age 63)	Executive Vice President of Corporate Services, since April 2016 Senior Executive Vice President of North America Services, from February 2012 to March 2016
William B. Masters (Age 62)	Executive Vice President and General Counsel, since March 2008

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

The demand for our services may be affected by numerous factors, including the following:

•the cost of exploring for, producing and delivering oil and natural gas;

•demand for energy, which is affected by worldwide economic activity, population growth and market expectations regarding future trends;

•the ability of Organization of Petroleum Exporting Countries (OPEC) and other key oil-producing countries to set and maintain production levels for oil;

•the level of excess production capacity;

•the discovery rate of new oil and natural gas reserves;

•domestic and global political and economic uncertainty, socio-political unrest and instability, terrorism or hostilities;

•weather conditions and changes in weather patterns, including summer and winter temperatures that impact demand;

•the availability, proximity and capacity of transportation facilities;

•oil refining capacity and shifts in end-customer preferences toward fuel efficiency;

•the level and effect of trading in commodity future markets, including trading by commodity price speculators and others;

•demand for and availability of alternative, competing sources of energy;

•the extent to which taxes, tax credits, environmental regulations, auctions of mineral rights, drilling permits, drilling concessions, drilling moratoriums or other governmental regulations, actions or policies affect the production, cost of production, price or availability of petroleum products and alternative energy sources; and

•technological advances affecting energy exploration, production and consumption.

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

At December 31, 2019, we had $1.3 billion in outstanding debt obligations, $800.0 million of which matures in December 2021. Pursuant to the Exchange Offer, on February 24, 2020, $617.9 million of outstanding $800.0 million of 7.125% Senior Notes due 2021 were exchanged for $617.9 million of newly issued 7.125% Senior Notes due 2021 (referred to herein as the New Notes). Many factors, including factors beyond our control, may affect our ability to make payments on our outstanding indebtedness. These factors include those discussed elsewhere in these Risk Factors and those listed in the “Forward-Looking Statements” section included in this Annual Report on Form 10-K.

Our existing debt and associated commitments could have important adverse consequences. For example, these commitments could:

•make it more difficult for us to satisfy our contractual obligations;

•increase our vulnerability to general adverse economic and industry conditions;

•limit our ability to refinance our debt in the future or borrow additional funds;

•limit our ability to fund future working capital, capital expenditures, acquisitions or other corporate requirements;

•limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•place us at a disadvantage compared to our competitors that have less debt or less restrictive covenants in such debt.

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

We are subject to environmental and worker health and safety laws and regulations, which could reduce our business opportunities and revenue, and increase our costs and liabilities.

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

In 2019, we conducted business in more than 50 countries. Our international operations are subject to varying degrees of regulation in each of the foreign jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time. Future regulatory, judicial and legislative changes or interpretations may have a material adverse effect on our ability to deliver services within various foreign jurisdictions.

In addition to these international regulatory risks, our international operations are subject to a number of other risks inherent in any business operating in foreign countries, including, but not limited to, the following:

•political, social and economic instability;

•potential expropriation, seizure or nationalization of assets;

•inflation;

•deprivation of contract rights;

•increased operating costs;

•inability to collect receivables and longer receipt of payment cycles;

•civil unrest and protests, strikes, acts of terrorism, war or other armed conflict;

•import-export quotas or restrictions, including tariffs and the risk of fines or penalties assessed for violations;

•confiscatory taxation or other adverse tax policies;

•currency exchange controls;

•currency exchange rate fluctuations, devaluations and conversion restrictions;

•potential submission of disputes to the jurisdiction of a foreign court or arbitration panel;

•pandemics or epidemics that disrupt our ability to transport personnel or equipment;

•embargoes or other restrictive governmental actions that could limit our ability to operate in foreign countries;

•additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act (the FCPA) as well as other anti-corruption laws;

•restrictions on the repatriation of funds;

•limitations in the availability, amount or terms of insurance coverage;

•the risk that our international customers may have reduced access to credit because of higher interest rates, reduced bank lending or a deterioration in our customers’ or their lenders’ financial condition;

•the burden of complying with multiple and potentially conflicting laws and regulations;

•the imposition of unanticipated or increased environmental and safety regulations or other forms of public or governmental regulation that increase our operating expenses;

•complications associated with installing, operating and repairing equipment in remote locations;

•the geographic, time zone, language and cultural differences among personnel in different areas of the world; and

•challenges in staffing and managing international operations.

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

Risks Relating to the Combination

There can be no assurances when or if the Combination will be completed.

Although we expect to complete the Combination in the second quarter of 2020, there can be no assurances as to the exact timing of completion of the Combination or that the Combination will be completed at all. The completion of the Combination is subject to customary approvals and conditions, many of which are outside of our control, including, among others, (i) the consummation of the Combination Exchange, (ii) entrance into an asset-based loan facility by Newco, (iii) the absence of a material adverse effect on the Superior Energy U.S. Business or Forbes, (iv) the accuracy of the representations and warranties of the parties to the Merger Agreement in all material respects, (v) material compliance by the parties with their respective covenants and agreements under the Merger Agreement and (vi) amending our existing credit facility.

There can be no assurance that the conditions required to complete the Combination will be satisfied or waived on the anticipated schedule, or at all. If the Merger Agreement is terminated under certain circumstances, we may be obligated to pay Forbes a termination fee.

If the Combination does not close, we will not benefit from the expenses incurred in connection therewith.

The Combination may not be completed. If the Combination is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Combination for investment banking, legal and accounting fees and financial printing and other costs and expenses, much of which will be incurred even if the Combination is not completed.

Termination of the Merger Agreement or failure to otherwise complete the Combination could negatively impact our business and financial results.

Termination of the Merger Agreement or any failure to otherwise complete the Combination may result in various consequences, including the following:

•our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Combination, without realizing any of the anticipated benefits of completing the Combination.

•our management has and will continue to expend a significant amount of capital and time and resources on the Combination, and a failure to consummate the Combination as currently contemplated could have a material adverse effect on our business and results of operations;

•the market price of our common stock may decline to the extent that the market price prior to the closing of the Combination reflects a market assumption that the Combination will be completed;

•we may be required, under certain circumstances, to pay Forbes a termination fee of up to $5.0 million under the Merger Agreement, which could adversely affect our financial condition and liquidity; and

•negative reactions from the financial markets may occur if the anticipated return on our investment in Newco is not realized.

If the Combination is not consummated, we cannot assure our stockholders that the risks described above will not negatively impact our business or financial results.

We are subject to business uncertainties with respect to the operation of the Superior Energy U.S. Business until the Combination closes.

In connection with the pendency of the Combination, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us, as the case may be, as a result of the Combination, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Combination is completed. Such risks may be exacerbated by delays or other adverse developments with respect to the completion of the Combination.

Furthermore, the historical financial information we have included in this Form 10-K has been derived from our consolidated financial statements and does not necessarily reflect what our financial position, results of operations and cash flows would have been as a separate, stand-alone entity during the periods presented if the Combination had been consummated.

Uncertainties associated with the Combination may distract management personnel and other key employees and divert their attention away from growing our business, which could adversely affect our future business and operations.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. In connection with the Combination, it is expected that some of our executive officers will resign from their roles within our business to become executive officers of Newco. Prior to completion of the Combination, as a result of our expected management changes, our current and prospective employees may experience uncertainty about their roles following the completion of the Combination, which may have an adverse effect on our ability to attract or retain key management and other key personnel.

Furthermore, in connection with the Combination, we will enter into various agreements, including a separation agreement and transition services agreement with Newco, to effect the separation of the Superior Energy U.S. Business from our other businesses and provide a framework for our relationship with Newco after the Combination. The performance of these agreements following the closing of the Combination will require significant amounts of our management’s time and effort, which may divert management’s attention from operating and growing our remaining business.

Potential litigation against us or Forbes could result in an injunction preventing the completion of the Combination or a judgment resulting in the payment of damages.

Stockholders of our company and/or Forbes may file lawsuits against us or Forbes, respectively, and/or the directors and officers of such companies in connection with the Combination. As of the date of this filing, there have been no such lawsuits filed against either Forbes or us. However, if filed in the future, these lawsuits could prevent or delay the completion of the Combination and result in significant costs to us, including any costs associated with the indemnification of directors and officers. The defense or settlement of any lawsuit or claim against us that remains unresolved at the time the Combination is completed may adversely affect our business, financial condition, results of operations and cash flows.

Some of our executive officers have interests in the Combination that are different from the interests of our stockholders generally.

Some of our executive officers have interests in the Combination that are different from, or are in addition to, the interests of our stockholders generally. These interests may include their expected designation as directors and/or executive officers of Newco following the completion of the Combination.

If the Combination is completed, we may not achieve the anticipated return on our investment in Newco.

The success of our investment in Newco as a result of the Combination will depend, in part, on Newco’s ability to realize the anticipated benefits and cost savings from combining the Superior Energy U.S. Business and Forbes’ business. There can be no assurance that the Superior Energy U.S. Business and Forbes will be able to successfully integrate, which may negatively impact our investment in Newco. Difficulties in integrating the Superior Energy U.S. Business and Forbes may result in Newco performing differently than expected, in operational challenges, or in the failure to realize anticipated expense-related efficiencies that may have a negative impact on our investment in Newco.

Furthermore, we may not be able to achieve the full strategic and financial benefits expected from the Combination. Following the Combination, our business will be less diversified than our business prior to the Combination and the actions required to separate the Superior Energy U.S. Business from the remaining businesses, including an internal restructuring to effectuate the Combination, could disrupt our operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information on properties is contained in Part I, Item 1 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

From time to time, we are involved in various legal actions incidental to our business. The outcome of these proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows. See note 10 to our consolidated financial statements for further information.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “SPN.” At February 25, 2020, there were 15,798,428 shares of our common stock outstanding, which were held by 26 record holders.

Performance Graph

The following graph compares the yearly percentage change in cumulative total stockholder return on our common stock for the five years ended December 31, 2019 with the cumulative total return on the Standard & Poor’s 500 Index (the S&P 500 Index) and our Self-Determined Peer Group, as described below, for the same period. The information in the graph is based on the assumption of a $100 investment on January 1, 2015. The comparisons in the graph are required by the SEC and are not intended to be a forecast or indicative of possible future performance of our common stock. The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the Exchange Act), except to the extent that we specifically incorporate it by reference into such filing.

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
$0
2014
2015
2016
2017
2018
2019
Superior Energy Services, Inc.
S&P 500 Index
Peer Group

	2015	2016	2017	2018	2019
Superior Energy Services, Inc.	$68	$86	$49	$17	$3
S&P 500 Index	$101	$114	$138	$132	$174
Peer Group	$68	$103	$89	$42	$42

NOTES:

•The lines represent monthly index levels derived from compounded daily returns that reflect the reinvestment of all dividends.

•The indexes are reweighted daily, using the market capitalization on the previous trading day.

•If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

•The index level for all securities was set to $100.00 on December 31, 2014.

Our Self-Determined Peer Group consisted of 12 companies whose average stockholder return levels comprised part of the performance criteria established by the Compensation Committee of our Board of Directors under grants made in 2019 as part of our long-term incentive compensation program: Basic Energy Services, Inc., C&J Energy Services, Ltd., Halliburton Company, Helix Energy Solutions Group, Inc., Key Energy Services, Inc., Nabors Industries Ltd., Nine Energy Services, Inc., Oil States International, Inc., Patterson-UTI Energy, Inc., RPC, Inc., Schlumberger N.V. and Weatherford International plc.

Equity Compensation Plan Information

Information required by this item with respect to compensation plans under which our equity securities are authorized for issuance is incorporated by reference from Part III, Item 12 of this Annual Report Form 10-K, which will be contained in our definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

Common Stock Repurchases

The following table provides information about shares of our common stock repurchased during each month for the three months ended December 31, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that may yet be Purchased Under the Plan or Programs (1)
October 1 - 31, 2019	972,412	$ 4.36	972,412	$10,709,806
November 1 - 30, 2019	-	$ -	-	$-
December 1 - 31, 2019	-	$ -	-	$-
Total	972,412	$ 4.36	972,412	$10,709,806

(1) On October 1, 2019, our Board of Directors authorized a program to repurchase up to $15.0 million of our common stock, which will expire on March 31, 2020.

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

	2019	2018	2017	2016	2015
	(in thousands, except per share data)

Revenues	$1,425,369	$1,478,857	$1,305,529	$1,200,977	$2,360,466
Income (loss) from operations	18,417	(369,251)	(207,123)	(836,908)	(1,556,321)
Net loss from continuing operations	(77,753)	(427,403)	(180,315)	(684,834)	(1,430,290)
Loss from discontinued operations, net of tax	(177,968)	(430,712)	(25,606)	(202,065)	(424,428)
Net loss	(255,721)	(858,115)	(205,921)	(886,899)	(1,854,718)
Net loss from continuing operations per share:
Basic and diluted	$(5.05)	$(27.69)	$(11.79)	$(45.19)	$(95.06)
Net loss from discontinued operations per share:
Basic and diluted	(11.56)	(27.90)	(1.68)	(13.33)	(28.21)
Net loss per share:
Basic and diluted	(16.61)	(55.59)	(13.47)	(58.52)	(123.27)

Cash dividends declared per share	-	-	-	0.08	0.32

Cash	$272,624	$158,050	$172,000	$187,591	$564,017
Working capital	663,882	410,128	385,622	437,017	846,549
Total assets	1,993,230	2,215,962	3,110,225	3,470,255	4,914,244
Long-term debt, net	1,286,629	1,282,921	1,279,771	1,284,600	1,588,263
Decommissioning liabilities, less current portion	132,632	126,558	103,136	101,513	98,890
Stockholders' equity	49,573	290,739	1,132,429	1,303,920	2,210,812

For 2019, 2018, 2017, 2016 and 2015 net loss from continuing operations included $17.2 million, $322.7 million, $10.4 million, $436.0 million and $1,391.5 million, respectively, of reduction in value of assets.

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

Executive Summary

General

We provide a wide variety of services and products to the energy industry. We serve major, national and independent oil and natural gas exploration and production companies around the world and we offer products and services with respect to the various phases of a well’s economic life cycle. We currently report our operating results in four business segments: Drilling Products and Services; Onshore Completion and Workover Services; Production Services; and Technical Solutions. Given our long-term strategy of geographic expansion, we also provide supplemental segment revenue information in three geographic areas: U.S. land; U.S. offshore; and International.

Recent Developments

•Combination

On December 18, 2019, we entered into the Merger Agreement to divest the Superior Energy U.S. Business and combine it with Forbes’ complimentary service lines to create a new, publicly traded consolidation platform for U.S. completion, production and water solutions.

Following the completion of the Combination, which is expected to close in the second quarter of 2020, we will remain a globally diversified oilfield services company built around the following key product and service lines: premium drill pipe, bottom hole assemblies, completion tools and products, hydraulic workover, snubbing and production services and well control services.

Under the terms of the Merger Agreement, the Superior Energy U.S. Business and Forbes will be merged into Newco. At the closing of the Combination, we will receive 49.9% of the issued and outstanding voting Class A Stock of Newco and 100% of the issued and outstanding non-voting Class B Stock of Newco, which will collectively represent an approximate 65% economic interest in Newco. Our and Forbes’ economic interest in Newco are subject to adjustment within certain parameters based on Forbes’ net debt position calculated at closing pursuant to the terms of the Merger Agreement. In addition, certain lenders under the Forbes Term Loan will exchange their portion of the aggregate principal amount outstanding under the Forbes Term Loan for approximately $30.0 million in Preferred Shares, which will be entitled to cash dividends at a rate of 5% per annum, payable semi-annually, and, on the third anniversary of the closing of the Combination will be subject to mandatory conversion into shares of Newco’s Class A Stock. After giving effect to such conversion, we would own an approximate 52% economic interest and Forbes’ existing stockholders would own an approximate 48% economic interest in Newco.

The Combination has been unanimously approved by our and Forbes’ Boards of Directors as well as the special committee of the Board of Directors of Forbes. Newco filed a proxy statement/prospectus on February 12, 2020, pursuant to which Forbes will solicit proxies of its stockholders to approve the Combination at a special meeting of stockholders. However, certain stockholders of Forbes who will collectively own a majority of Forbes’ common stock on the record date for the Forbes special meeting have committed to vote the shares they beneficially own in favor of the Combination and have the ability to approve the Combination without the vote of any other stockholder of Forbes.

•Related Financing Transactions

As a condition of the Combination, SESI, our wholly owned subsidiary, consummated the Exchange Offer of SESI’s previously outstanding $800.0 million aggregate principal amount of Original Notes for up to $635.0 million aggregate principal amount of New Notes and conducted the Consent Solicitation to amend the liens covenant in the Original Notes Indenture to permit the Proposed Amendment upon the terms and subject to the conditions set forth in SESI’s Offering Memorandum. A supplemental indenture by and among SESI, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee, related to the Proposed Amendment was executed on February 14, 2020. The Original Notes outstanding after the Exchange Offer are governed by the Original Notes Indenture, as amended by the Proposed Amendment, provided that the Proposed Amendment will only become operative immediately prior to the occurrence of the Combination.

The Exchange Offer expired at 5:00 p.m., New York City time, on February 21, 2020, and $617.9 million aggregate principal amount of outstanding Original Notes were validly tendered for exchange and not withdrawn, representing 77.24% of the aggregate principal amount of Original Notes outstanding upon commencement of the Exchange Offer. SESI accepted all validly tendered Original Notes and issued $617.9 million aggregate principal amount of New Notes pursuant to the New Notes Indenture.

Substantially concurrently with the consummation of the Combination, eligible note holders will receive, in exchange for $617.9 million aggregate principal amount of New Notes, on a pro rata basis: (1) $243.3 million aggregate principal amount of Newco Secured Notes, (2) $243.3 million aggregate principal amount of the Superior Secured Notes, (3) $131.3 million in cash and (4) $6.35 million in cash constituting the total consent payment. The indentures governing the Newco Secured Notes and the Superior Secured Notes will each contain restrictive covenants customary for issuances of high-yield secured notes of this type. On February 20, 2020, we entered into the Amendment which amends certain covenants, among other things, to account for the amended terms of the Exchange Offer.

•Exit and Discontinuation of the Hydraulic Fracturing Service Line

On December 10, 2019, our indirect, wholly owned subsidiary, Pumpco, completed its existing hydraulic fracturing field operations and determined to discontinue, wind down and exit its hydraulic fracturing operations. We intend to maintain an adequate number of employees to efficiently wind down Pumpco’s business and divest assets over time. The financial results of Pumpco’s operations have historically been included in our Onshore Completions and Workover Services segment. Pumpco’s business is reflected as discontinued operations for each of the years ended December 31, 2019, 2018 and 2017 and its assets are in the process of being divested. See note 12 to our consolidated financial statements for further discussion of discontinued operations. Discontinuing hydraulic fracturing aligns with our strategic objective to divest assets and service lines that do not compete for investment in the current market environment. Net proceeds from the divestiture of Pumpco’s assets will be used to reduce debt.

•Reverse Stock Split

At a special meeting of stockholders held on December 18, 2019, our stockholders voted to approve a proposal authorizing our Board of Directors to effect the Reverse Stock Split and to proportionately reduce the number of our authorized shares of common stock. Following the special meeting of stockholders, our Board of Directors approved a 1-for-10 Reverse Stock Split.

As a result of the Reverse Stock Split, each 10 pre-split shares of common stock outstanding immediately prior to the Reverse Stock Split automatically were converted to one issued and outstanding share of common stock without any action on the part of our stockholders. No fractional shares of common stock were issued as a result of the Reverse Stock Split. Instead, any stockholder who would have been entitled to a fractional share received a cash payment in lieu of such fractional shares. The total number of shares of common stock that we are authorized to issue has also been reduced by the same ratio.

•Resumption of Trading on the NYSE

On September 26, 2019, the NYSE suspended trading of our common stock and commenced delisting proceedings due to our “abnormally low” stock price. Following the NYSE’s suspension of trading of our common stock, we appealed the NYSE staff’s determination. On September 27, 2019, our common stock commenced trading on the OTC Markets and, on October 4, 2019, our common stock also commenced trading on the OTCQX Best Market, operated by OTC Markets Group Inc. Subsequently, the NYSE formally withdrew the delisting determination, and, on December 26, 2019, our common stock resumed trading on the NYSE under the ticker symbol “SPN.”

Financial Results

During 2019, we continued to manage challenging market dynamics as a divergence of operating results in the U.S. and international markets remained prevalent. We generated $1,425.4 million of revenue in 2019, which represents a 4% decrease from $1,478.9 million of revenue generated during 2018. The decrease in revenue is largely attributable to our U.S. land market area, in which revenue decreased by 14% during 2019.

In North America, the negative pricing pressures that began during the fourth quarter of 2018 continued to impact the demand for our completion services during 2019. The decrease in revenue generated in the U.S. land market area was primarily due to decreased revenues from our coiled tubing services, fluid management and well servicing rigs. The decrease in revenue is also attributable to the disposition of our land drilling rigs service line during the second quarter of 2019.

Revenue in our international market areas increased 13% during 2019, as compared to 2018, outpacing the 11% increase in international rig count. The increase in revenue generated in our international market areas was primarily driven by increased revenue from rentals of premium drill pipe and bottom hole assemblies, increased revenue from hydraulic workover and snubbing services, electric line and pressure control services. We experienced revenue growth primarily in our Asia-Pacific, Middle East and African regions. Revenue generated from the U.S. offshore market increased 4%, primarily due to increased revenues from rentals of premium drill pipe and bottom hole assemblies and increased revenue from hydraulic workover and snubbing and pressure control services.

Despite the challenging year, we generated $235.4 million in adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), which represents a modest decrease of 2% from $241.3 million of adjusted EBITDA generated during 2018. In addition, during 2019, we generated $5.9 million of free cash flow, as compared to a $56.3 million free cash flow deficit generated during 2018. Refer to the “Non-GAAP Financial Measures” section below for a further discussion and a reconciliation of adjusted EBITDA to net loss from continuing operations and a reconciliation of free cash flow to cash flows from operating activities.

During 2019, we focused on growing our cash balance, reducing capital expenditures and divesting non-core assets. Our capital expenditures decreased by 37% during 2019, while our cash balance increased by 72% as of December 31, 2019 compared to December 31, 2018. During 2019, we divested several non-core assets resulting in cash proceeds of $110.0 million. In January of 2020, we received the remaining payment of $24.0 million relating to an asset sale which occurred during the fourth quarter of 2019.

During 2020, we expect to limit capital spending within our operational cash flow levels to generate free cash flow and allocate capital to businesses with higher returns on invested capital. Additionally, we intend to carefully manage our liquidity by continuously monitoring cash flow and capital spending and timing of debt retirement. We intend to reduce long-term indebtedness through generation of free cash flow, successful execution of the Combination outlined herein and further divestiture of non-core assets.

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

	2019	2018	2019 to 2018 Change	2017	2018 to 2017 Change
Worldwide Rig Count (1)
U.S.:
Land	920	1,013	-9%	856	18%
Offshore	23	19	21%	20	-5%
Total	943	1,032	-9%	876	18%
International (2)	1,098	988	11%	948	4%
Worldwide Total	2,041	2,020	1%	1,824	11%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$56.98	$65.23	-13%	$50.80	28%
Natural Gas (Henry Hub)	$2.57	$3.15	-18%	$2.99	5%

(1) Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Co. rig count information.

(2) Excludes Canadian rig count.

Overview of our business segments

We attribute revenue to major geographic regions based on the location where services are performed or the destination of the rental or sale of products. The following table compares our revenues generated from major geographic regions (in thousands).

	Revenue
	2019	%	2018	%	Change
U.S. Land	$698,305	49%	$809,196	55%	$(110,891)
U.S. Offshore	340,565	24%	327,874	22%	12,691
International	386,499	27%	341,787	23%	44,712
Total	$1,425,369	100%	$1,478,857	100%	$(53,488)

The Drilling Products and Services segment is moderately capital intensive with higher operating margins relative to our other segments as a result of relatively low operating expenses. The largest fixed cost is depreciation as there is little labor associated with our drilling products and services businesses. In 2019, 43% of segment revenue was derived from U.S. land market area (down from 46% in 2018), while 30% of segment revenue was from the U.S. offshore market area (up from 26% in 2018) and 26% of segment revenue was from international market areas (down from 28% in 2018). Premium drill pipe accounted for more than 60% of this segment’s revenue in 2019, while bottom hole assemblies accounted for approximately 24% of this segment’s revenue in 2019.

The Onshore Completion and Workover Services segment consists primarily of services used in the completion and workover of oil and gas wells on land. These services include well service rigs and fluid management services. All of this segment’s revenue is derived in the U.S. land market areas. Demand for these services in the U.S. land market can change quickly and is highly dependent on the number of oil and natural gas wells drilled and completed. Given the cyclical nature of these drilling and completion activities in the U.S. land market, coupled with the high labor intensity of these services, operating margins can fluctuate widely depending on supply and demand at a given point in the cycle. Fluid management and well service rigs each accounted for approximately 50% of this segment’s revenue in 2019.

The Production Services segment consists of intervention services primarily used to maintain and extend oil and gas production during the life of a producing well. These services are labor intensive and margins fluctuate based on how much capital our customers allocate towards enhancing existing oil and gas production from mature wells. In 2019, 34% of segment revenue was derived from the U.S. land market area (down from 47% in 2018), while 18% of segment revenue was from the U.S. offshore market area (up from 16% in 2018) and 48% of this segment’s revenue was from international market areas (up from 37% in 2018). Coiled tubing services represented approximately 17% of this segment’s revenue in 2019. Hydraulic workover and snubbing and pressure control services each represented approximately 25% of this segment’s revenue in 2019 and electric wireline accounted for approximately 13% of this segment’s revenue in 2019.

The Technical Solutions segment consists of products and services that address customer-specific needs and include offerings such as completion tools and services, well control services, subsea well intervention and the production and sale of oil and gas. Given the project-specific nature associated with several of the service offerings in this segment and the seasonality associated with Gulf of Mexico activity, revenue and operating margins in this segment can have significant variations from quarter to quarter. In 2019, revenue derived from the U.S. land market area was 15% of segment revenue (up from 12% in 2018), while 53% of segment revenue was from the U.S. offshore market area (down from 59% in 2018) and 32% of segment revenue was from international market areas (up from 29% in 2018). Completion tools and products accounted for approximately 40% of this segment’s revenue in 2019, while well control services represented more than 30% of this segment’s revenue in 2019.

Comparison of the Results of Operations for the Years Ended December 31, 2019 and 2018

For 2019, our revenue was $1,425.4 million, a decrease of $53.5 million or 4%, as compared to 2018. Net loss from continuing operations was $77.8 million, or a $5.05 loss per share. Net loss was $255.7 million, or a $16.61 loss per share. Included in the results for 2019 was a pre-tax charge of $17.2 million related to a reduction in value of assets. For 2018, our revenue was $1,478.9 million, resulting in a loss from continuing operations of $427.4 million, or a $27.69 loss per share. Net loss was $858.1 million, or a $55.59 loss per share. Included in the results for 2018 was a pre-tax charge of $322.7 million related to a reduction in value of assets.

The following table compares our operating results for 2019 and 2018 (in thousands). Cost of revenues excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2019	2018	Change	%	2019	%	2018	%	Change
Drilling Products and
Services	$411,573	$383,719	$27,854	7%	$154,503	38%	$148,019	39%	$6,484
Onshore Completion and
Workover Services	341,297	406,248	(64,951)	-16%	274,162	80%	315,291	78%	(41,129)
Production Services	405,830	418,525	(12,695)	-3%	328,527	81%	342,420	82%	(13,893)
Technical Solutions	266,669	270,365	(3,696)	-1%	167,890	63%	164,758	61%	3,132
Total	$1,425,369	$1,478,857	$(53,488)	-4%	$925,082	65%	$970,488	66%	$(45,406)

Operating Segments:

Drilling Products and Services Segment

Revenue for our Drilling Products and Services segment increased 7% to $411.6 million for 2019, as compared to $383.7 million for 2018. Cost of revenues as a percentage of revenue decreased to 38% of segment revenue in 2019, as compared to 39% in 2018. Revenue from the U.S. offshore market area increased 24% as a result of increased revenue from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products increased along with the increase in offshore rig count. Revenue from the U.S. land market area and international market areas remained flat.

Onshore Completion and Workover Services Segment

Revenue for our Onshore Completion and Workover Services segment decreased 16% to $341.3 million for 2019, as compared to $406.2 million in 2018. All of this segment’s revenue is derived from the U.S. land market area, in which rig count was down 9%. Cost of revenues as a percentage of revenue increased to 80% of segment revenue in 2019, as compared to 78% in 2018. During 2019, we recorded a $8.2 million in reduction in value of assets as compared to $227.8 million in reduction in value of assets for goodwill and long-lived assets impairments recorded during 2018.

Production Services Segment

Revenue for our Production Services segment decreased 3% to $405.8 million for 2019, as compared to $418.5 million in 2018. Cost of revenues as a percentage of revenues decreased to 81% of segment revenue in 2019, as compared to 82% in 2018. Revenue from the U.S. land market area decreased 29%, primarily due to decreased activity in coiled tubing services. Revenue from international market areas increased 24% primarily due to increased activity from hydraulic workover and snubbing services, electric line and pressure control services. Revenue derived from the U.S. offshore market area increased 11%, primarily due to an increase in hydraulic workover and snubbing activities and electric line services. During 2018, we recorded $92.3 million in reduction in value of assets for goodwill and long-lived assets impairments.

Technical Solutions Segment

Revenue for our Technical Solutions segment decreased 1% to $266.7 million for 2019, as compared to $270.4 million in 2018. Cost of revenues as percentage of revenue increased to 63% in 2019, as compared to 61% in 2018. Revenue derived from the U.S. offshore market area decreased 12%, primarily due to decline in revenue from subsea intervention services. Revenue from the U.S. land market area increased 30% primarily due to an increase in demand for completion tools and products. Revenue from international market areas increased 7%, primarily due to an increase in subsea intervention services. During 2019, we recorded $7.0 million in reduction in value of assets.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $196.5 million during 2019 from $278.4 million in 2018. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $28.1 million, or 25%; for our Onshore Completion and Workover Services segment by $34.5 million, or 50%; for our Production Services segment by $15.6 million, or 23%; and for our Technical Solutions segment by $3.0 million, or 12%. The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated and impairments of long-lived assets recorded during 2019 and 2018.

Other Operating Items:

General and Administrative Expenses

General and administrative expenses decreased to $268.2 million during 2019 from $276.5 million in 2018. Total general and administrative expenses decreased 3% due to our continued focus on reducing our cost structure and an increase in gains on sales of assets.

Reduction in Value of Assets

The reduction in value of assets recorded in 2019 was $17.2 million as compared to $322.7 million in 2018. In 2019, the reduction in value of assets primarily related to impairment of our long-lived assets, primarily in our Technical Solutions and Production Services segments. In 2018, the reduction in value of assets was comprised of $251.8 million related to impairment of the remaining goodwill at our Onshore Completion and Workover Services and Production Services segments and $70.8 million impairment related to reduction in value of long-lived assets, primarily in our Onshore Completion and Workover Services and Production Services segments. See note 11 to our consolidated financial statements for further discussion of the reduction in value of assets.

Non-operating Items:

Income Taxes

Our effective income tax rate for 2019 was a 6% tax benefit compared to a 9% tax benefit for 2018. The change in the effective income tax rate was primarily impacted by a deferred tax assets valuation allowance recorded during 2019.

Discontinued Operations

Loss from discontinued operations, net of tax, was $177.9 million for 2019 and represented Pumpco’s operating results. Loss from discontinued operations, net of tax, was $430.7 million for 2018 and included operating results for both Pumpco and our subsea construction business which was wound down during 2018. See note 12 to our consolidated financial statements for further discussion of the discontinued operations.

Comparison of the Results of Operations for the Years Ended December 31, 2018 and 2017

For 2018, our revenue was $1,478.9 million, an increase of $173.3 million or 13%, as compared to 2017. The increase is largely attributable to an increase in land-based activity, particularly in the U.S. land market, where the average rig count increased 18% as compared to 2017. Net loss from continuing operations was $427.4 million, or $27.69 loss per share. Net loss was $858.1 million, or $55.59 loss per share. Included in the results for 2018 were pre-tax charges of $322.7 million related to the reduction in value of assets. For 2017, our revenue was $1,305.5 million, resulting in a loss from continuing operations of $180.3 million, or $11.79 loss per share. Net loss was $205.9 million, or $13.47 loss per share. Included in the results for 2017 were pre-tax charges of $10.4 million related to the reduction in value of assets.

The following table compares our operating results for 2018 and 2017 (in thousands). Cost of revenues excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Services and Rentals
	2018	2017	Change	%	2018	%	2017	%	Change

Drilling Products and
Services	$383,719	$293,690	$90,029	31%	$148,019	39%	$128,381	44%	$19,638
Onshore Completion and
Workover Services	406,248	366,636	39,612	11%	315,291	78%	282,695	77%	32,596
Production Services	418,525	372,781	45,744	12%	342,420	82%	303,256	81%	39,164
Technical Solutions	270,365	272,422	(2,057)	-1%	164,758	61%	175,477	64%	(10,719)
Total	$1,478,857	$1,305,529	$173,328	13%	$970,488	66%	$889,809	68%	$80,679

Operating Segments:

Drilling Products and Services Segment

Revenue for our Drilling Products and Services segment increased 31% to $383.7 million for 2018, as compared to $293.7 million for 2017. Cost of revenues as a percentage of revenue decreased to 39% of segment revenue in 2018, as compared to 44% in 2017. Revenue from the U.S. land market area increased 50% as a result of increased revenue from rentals of premium drill pipe, bottom hole assemblies and accommodation units, as demand for these rental products increased along with the increase in U.S. land rig count. Revenue from the U.S. offshore market area and from the international market areas increased 10% and 26%, respectively, primarily due to an increase in revenue from rentals of premium drill pipe.

Onshore Completion and Workover Services Segment

Revenue for our Onshore Completion and Workover Services segment increased 11% to $406.2 million for 2018, as compared to $366.6 million in 2017. All of this segment’s revenue is derived from the U.S. land market area, in which rig count increased 18%. Cost of revenues as a percentage of revenue increased to 78% of segment revenue in 2018, as compared to 77% in 2017. The increase in revenue is primarily attributable to an increase in activity in our fluid management and drilling rigs businesses. During 2018, we recorded $227.8 million in reduction in value of assets for goodwill and long-lived assets impairments.

Production Services Segment

Revenue for our Production Services segment increased 12% to $418.5 million for 2018, as compared to $372.8 million in 2017. Cost of revenues as a percentage of revenue increased to 82% of segment revenue in 2018, as compared to 81% in 2017. Revenue from the U.S. land market area increased 29%, primarily due to increased activity in coiled tubing and hydraulic workover and snubbing services. Revenue from international market areas increased 7% primarily due to increased activity from coiled tubing and hydraulic workover and snubbing services. Revenue derived from the U.S. offshore market area decreased 10%, primarily due to a decrease in hydraulic workover and snubbing activities. During 2018, we recorded $92.3 million in reduction in value of assets for goodwill and long-lived assets impairments.

Technical Solutions Segment

Revenue for our Technical Solutions segment remained flat at $270.4 million for 2018. Cost of revenues as percentage of revenue decreased to 61% in 2018, as compared to 64% in 2017. Revenue derived from the U.S. offshore market area remained unchanged from

2017. Revenue from the U.S. land market area decreased 9% and revenue from international market areas increased 3% primarily due to an increase in demand for completion tools and products. During 2017, we recorded $8.1 million in reduction in value of assets.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $278.4 million during 2018 from $326.9 million in 2017. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $19.3 million, or 15%; for our Onshore Completion and Workover Services segment by $13.1 million, or 16%; for our Production Services segment by $12.0 million, or 15%, and for our Technical Solutions segment by $3.8 million, or 13%. The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated.

Other Operating Items:

General and Administrative Expenses

General and administrative expenses decreased to $276.5 million during 2018 from $285.6 million in 2017. Total general and administrative expenses decreased 3% due to our continued focus on reducing our cost structure and an increase in gains on sales of assets.

Reduction in Value of Assets

The reduction in value of assets recorded in 2018 was $322.7 million as compared to $10.4 million in 2017. In 2018, the reduction in value of assets was comprised of $251.8 million related to impairment of the remaining goodwill at our Onshore Completion and Workover Services and Production Services segments and $70.8 million impairment related to reduction in value of long-lived assets, primarily in our Onshore Completion and Workover Services and Production Services segments. In 2017, the reduction in value of assets was comprised of $8.1 million related to property, plant and equipment in the Technical Solutions segment and $2.3 million related to property, plant and equipment primarily in the Onshore Completion and Workover Services segment. See note 11 to our consolidated financial statements for further discussion of the reduction in value of assets.

Non-operating Items:

Income Taxes

Our effective income tax rate for 2018 was a 9% tax benefit compared to a 42% tax benefit for 2017. The change in the effective income tax rate was primarily impacted by the reduction in value of goodwill recorded during the fourth quarter of 2018, which is non-deductible for income tax purposes. Our 2017 effective income tax rate was impacted by the Tax Cuts and Jobs Act of 2017 (U.S. Tax Reform). See note 7 to our consolidated financial statements.

Discontinued Operations

Loss from discontinued operations, net of tax, was $430.7 million for 2018 as compared to $25.6 million for 2017. Loss from discontinued operations included results for both Pumpco and subsea construction business which was sold during 2018. See note 12 to our consolidated financial statements for further discussion of the discontinued operations.

Liquidity and Capital Resources

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Certain sources and uses of cash, such as our level of discretionary capital expenditures, divestitures of non-core assets, issuances and repurchases of debt and of our common stock are within our control and are adjusted as necessary based on market conditions.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, availability under our revolving credit facility, cash generated from operations and proceeds from divestiture of non-core assets. As of December 31, 2019, we had cash and cash equivalents of $272.6 million and $117.5 million of availability remaining under our revolving credit facility. During 2019, we generated net cash from operating activities of $146.4 million and received $110.0 million in cash proceeds from the sale of assets.

Uses of Liquidity

Our primary uses of liquidity are to provide support for our operating activities, debt service obligations and capital expenditures. We spent $140.5 million of cash on capital expenditures during 2019. Capital expenditures of $63.3 million primarily related to the expansion and maintenance of our equipment inventory at our Drilling Products and Services segment; $42.6 million (which includes $36.7 million spent by Pumpco) primarily related to maintenance of equipment inventory at our Onshore Completion and Workover Services segment and the remaining $34.6 million of capital expenditures primarily related to the maintenance of our equipment for our Production Services and Technical Solutions segments.

During 2020, we expect to limit capital spending within our operational cash flow levels to generate free cash flow and allocate capital to businesses with higher returns on invested capital. Furthermore, in connection with the Combination, we will pay down $131.3 million of our 7.125 % senior unsecured notes due December 2021. In addition, we will pay the $6.35 million consent fee and related transaction costs using available cash on hand.

Debt Instruments

We have an asset-based revolving credit facility which matures in October 2022. The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves. Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7.125% senior unsecured notes due 2021. The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements. At December 31, 2019, we were in compliance with all such covenants.

We have outstanding $500 million of 7.75% senior unsecured notes due September 2024. The indenture governing the 7.75% senior unsecured notes due 2024 requires semi-annual interest payments on March 15 and September 15 of each year through the maturity date of September 15, 2024. The indenture contains customary events of default and requires that we satisfy various covenants. At December 31, 2019, we were in compliance with all such covenants.

At December 31, 2019, we had outstanding $800 million of 7.125% senior unsecured notes due December 2021 (referred to herein as the Original Notes). In connection with the Exchange Offer, $617.9 million aggregate principal amount of outstanding Original Notes were validly tendered for exchange and not withdrawn, representing 77.24% of the aggregate principal amount of Original Notes outstanding upon commencement of the Exchange Offer. SESI accepted all validly tendered Original Notes and issued $617.9 million aggregate principal amount of New Notes pursuant to the New Notes Indenture. As a result of the Exchange Offer, as of February 24, 2020, we have outstanding $182.1 million of Original Notes and $617.9 million of New Notes. The Original Notes Indenture requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.  The New Notes Indenture and the Original Notes Indenture each contain customary events of default and require that we satisfy various covenants. At December 31, 2019, we were in compliance with all such covenants in the Original Notes Indenture.

Combination

Substantially concurrently with the consummation of the Combination, eligible note holders will receive, in exchange for $617.9 million aggregate principal amount of New Notes, on a pro rata basis: (1) $243.3 million aggregate principal amount of Newco Secured Notes, (2) $243.3 million aggregate principal amount of Superior Secured Notes, (3) $131.3 million in cash and (4) $6.35 million in cash constituting the total consent payment. As a result, upon consummation of the Combination, we will retire $374.6 million of the New Notes, comprised of the $131.3 cash payment and $243.3 million aggregate principal amount of the Newco Secured Notes. Subsequent to the completion of the Combination, we expect to have $0.9 billion of outstanding debt obligations, of which $182.1 million will mature in December 2021. Additionally, in connection with the Combination, we will amend our current credit facility, to among other things, reduce the total commitments thereunder from $300.0 million to $200.0 million.

Contractual Obligations

The following table summarizes our contractual cash obligations and commercial commitments at December 31, 2019 (in thousands):

Contractual Obligations	Total	< 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt, including estimated interest payments	$1,607,750	$95,750	$934,500	$577,500	$-
Decommissioning liabilities, undiscounted	198,234	3,649	3,210	7,419	183,956
Operating leases	126,101	29,796	34,981	16,943	44,381
Other long-term liabilities	135,679	1,827	52,340	12,493	69,019
Total	$2,067,764	$131,022	$1,025,031	$614,355	$297,356

The table above reflects only contractual obligations at December 31, 2019 and excludes, among other things, (i) commitments made thereafter, (ii) options to purchase assets, (iii) contingent liabilities, (iv) capital expenditures that we plan, but are not committed, to make and (v) open purchase orders.

Non-GAAP Financial Measures

We define adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit) and depreciation, amortization and depletion, adjusted for reduction in value of assets and other charges, which management does not consider representative of our ongoing operations. We define free cash flow (deficit) as cash flows provided by operating activities less capital expenditures. These non-GAAP measures are not calculated in accordance with, or a substitute for, measures provided in accordance with generally accepted accounting principles (GAAP), and may be different from non-GAAP measures used by other companies. These financial measures are provided to enhance investors’ overall understanding of the Company’s current financial performance.

The following table reconciles net loss from continuing operations, which is the directly comparable financial measure determined in accordance with GAAP, to adjusted EBITDA (in thousands):

	Years ended December 31,
	2019	2018
Reported net loss from continuing operations	$(77,753)	$(427,403)
Reduction in value of assets	17,185	322,713
Restructuring and other related costs	6,035	9,374
Gain on legal settlement	(5,776)	-
Merger-related costs	3,095	-
Interest expense, net	98,312	99,477
Other expense	2,484	1,678
Income taxes	(4,626)	(43,003)
Depreciation, depletion, amortization and accretion	196,459	278,439
Adjusted EBITDA	$235,415	$241,275

The following table reconciles cash provided by operating activities, which is the directly comparable financial measure determined in accordance with GAAP, to free cash flow (deficit) (in thousands):

	Years ended December 31,
	2019	2018
Net cash provided by operating activities	$146,428	$165,057
Less: capital expenditures	(140,465)	(221,370)
Free cash flow (deficit)	$5,963	$(56,313)

Critical Accounting Policies and Estimates

The accounting policies described below are considered critical in obtaining an understanding of our consolidated financial statements because their application requires significant estimates and judgments by management in preparing our consolidated financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the following conditions apply:

•the estimate requires significant assumptions; and

•changes in estimate could have a material effect on our consolidated results of operations or financial condition; or

•if different estimates that could have been selected had been used, there could be a material effect on our consolidated results of operations or financial condition.

It is management’s view that the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, actual results can differ significantly from those estimates under different assumptions and conditions. The sections below contain information about our most critical accounting estimates.

Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. We record impairment losses on long-lived assets used in operations when the fair value of those assets is less than their respective carrying amount. Fair value is measured, in part, by the estimated cash flows to be generated by those assets. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization levels and operating performance. Our estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance. Assets are generally grouped by subsidiary or division for the impairment testing, which represent the lowest level of identifiable cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. The oil and gas industry is cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges. During 2019, we recorded $17.2 million in expense in connection with the reduction in value of long-lived assets in our Onshore Completion and Workover Services, Production Services and Technical Solutions segments. See note 11 to our consolidated financial statements for further information about these impairments.

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

•Income approach – We discount the expected cash flows of each reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and cash flows and the rate of return an outside investor would expect to earn.

•Market-based approach – We use the guideline public company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar publicly traded companies.

We weigh the income approach 80% and the market-based approach 20% due to differences between our reporting units and the peer companies’ size, profitability and diversity of operations. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization is performed for each unit on a standalone basis. A control premium, derived from market transaction data, is used in this reconciliation to ensure that fair values are reasonably stated in conjunction with the Company’s capitalization. A significant amount of judgment is involved in performing these evaluations given that the results are based on estimated future events.

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

Revenue Recognition. Revenues are recognized when performance obligations are satisfied in accordance with contractual terms, in an amount that reflects the consideration the Company expects to be entitled to in exchange for services rendered, rentals provided or products sold. A performance obligation arises under contracts with customers and is the unit of account under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The Company accounts for services rendered and rentals provided separately if they are distinct and the service or rental is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered or rentals provided on its own or with other resources that are readily available to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. A contract’s standalone selling prices are determined based on the prices that the Company charges for its services rendered, rentals provided and products sold. The majority of the Company’s performance obligations are satisfied over time, which is generally represented by a period of 30 days or less. The Company’s payment terms vary by the type of products or services offered. The term between invoicing and when the payment is due is typically 30 days.

Off-Balance Sheet Arrangements and Hedging Activities

At December 31, 2019, we had no off-balance sheet arrangements and no hedging contracts.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading purposes. At December 31, 2019, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At December 31, 2019, we had no variable rate debt outstanding.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU 2016-02, Leases.

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

We have audited the accompanying consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, the related notes and financial statement schedules as listed in the accompanying index (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

Houston, Texas

February 28, 2020

e

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$272,624	$158,050
Accounts receivable, net of allowance for doubtful accounts of $12,156 and
$12,080 at December 31, 2019 and 2018, respectively	332,047	447,353
Income taxes receivable	740	-
Prepaid expenses	49,132	45,802
Inventory and other current assets	117,629	121,700
Assets held for sale	216,197	-
Total current assets	988,369	772,905

Property, plant and equipment, net of accumulated depreciation and depletion	664,949	1,109,126
Operating lease right-of-use assets	80,906	-
Goodwill	137,695	136,788
Notes receivable	68,092	63,993
Restricted cash	2,764	5,698
Intangible and other long-term assets, net of accumulated amortization	50,455	127,452
Total assets	$1,993,230	$2,215,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,966	$139,325
Accrued expenses	182,934	219,180
Income taxes payable	-	734
Current portion of decommissioning liabilities	3,649	3,538
Liabilities held for sale	44,938	-
Total current liabilities	324,487	362,777

Long-term debt, net	1,286,629	1,282,921
Decommissioning liabilities	132,632	126,558
Operating lease liabilities	62,354	-
Deferred income taxes	3,247	-
Other long-term liabilities	134,308	152,967

Stockholders’ equity:
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized - 25,000,000, Issued - 15,689,463, Outstanding - 14,717,051 at December 31, 2019	16	155
Authorized - 25,000,000, Issued and Outstanding - 15,488,542 as of December 31, 2018
Additional paid in capital	2,752,859	2,735,125
Treasury stock at cost, 972,412 and 0 shares at December 31, 2019 and 2018, respectively	(4,290)	-
Accumulated other comprehensive loss, net	(71,927)	(73,177)
Retained deficit	(2,627,085)	(2,371,364)
Total stockholders’ equity	49,573	290,739
Total liabilities and stockholders’ equity	$1,993,230	$2,215,962

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Services	$885,252	$933,029	$868,211
Rentals	376,247	380,296	279,936
Product sales	163,870	165,532	157,382
Total revenues	1,425,369	1,478,857	1,305,529
Costs and expenses:
Cost of services	698,150	699,322	675,896
Cost of rentals	128,695	136,135	114,128
Cost of sales	98,237	135,031	99,785
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	925,082	970,488	889,809
Depreciation, depletion, amortization and accretion - services	121,805	175,417	218,994
Depreciation, depletion, amortization and accretion - rentals	59,189	71,661	65,929
Depreciation, depletion, amortization and accretion - sales	15,465	31,361	41,933
General and administrative expenses	268,226	276,468	285,597
Reduction in value of assets	17,185	322,713	10,390
Income (loss) from operations	18,417	(369,251)	(207,123)

Other expense:
Interest expense, net	(98,312)	(99,477)	(101,455)
Other expense	(2,484)	(1,678)	(3,299)
Loss from continuing operations before income taxes	(82,379)	(470,406)	(311,877)
Income taxes	(4,626)	(43,003)	(131,562)
Net loss from continuing operations	(77,753)	(427,403)	(180,315)
Loss from discontinued operations, net of income tax	(177,968)	(430,712)	(25,606)
Net loss	$(255,721)	$(858,115)	$(205,921)

Basic and diluted loss per share:
Net loss from continuing operations	$(5.05)	$(27.69)	$(11.79)
Loss from discontinued operations	(11.56)	(27.90)	(1.68)
Net loss	$(16.61)	$(55.59)	$(13.47)

Weighted average shares outstanding	15,393	15,437	15,293

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2019	2018	2017
Net loss	(255,721)	(858,115)	(205,921)
Change in cumulative translation adjustment, net of tax	1,250	(5,750)	12,821
Comprehensive loss	$(254,471)	$(863,865)	$(193,100)

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2019, 2018 and 2017
(in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Treasury	comprehensive	Retained
	shares	stock	capital	stock	loss, net	deficit	Total
Balances, December 31, 2016	151,861,661	$152	$2,691,553	$-	$(80,248)	$(1,307,537)	$1,303,920
Net loss	-	-	-	-	-	(205,921)	(205,921)
Foreign currency translation adjustment	-	-	-	-	12,821	-	12,821
Stock-based compensation expense,
net of forfeitures	-	-	26,221	-	-	-	26,221
Exercise of stock options	5,998		99	-	-	-	99
Transactions under stock plans	1,034,973	1	(8,327)	-	-	-	(8,326)
Shares issued under Employee Stock Purchase Plan	360,465	-	3,615		-	-	3,615
Balances, December 31, 2017	153,263,097	$153	$2,713,161	$-	$(67,427)	$(1,513,458)	$1,132,429

Net loss	-	-	-	-	-	(858,115)	(858,115)
Foreign currency translation adjustment	-	-	-	-	(5,750)	-	(5,750)
Forfeited dividends	-	-	-	-	-	209	209
Stock-based compensation expense,
net of forfeitures	-	-	24,076	-	-	-	24,076
Transactions under stock plans	1,071,371	2	(5,200)	-	-	-	(5,198)
Shares issued under Employee Stock Purchase Plan	550,950	-	3,088	-	-	-	3,088
Balances, December 31, 2018	154,885,418	$155	$2,735,125	$-	$(73,177)	$(2,371,364)	$290,739

Net loss	-	-	-	-	-	(255,721)	(255,721)
Foreign currency translation adjustment	-	-	-	-	1,250	-	1,250
Purchases of treasury stock	-	-	-	(4,290)	-	-	(4,290)
Stock-based compensation expense,
net of forfeitures	-	-	18,459	-	-	-	18,459
Transactions under stock plans	1,187,961	2	(1,677)	-	-	-	(1,675)
Shares issued under Employee Stock Purchase Plan	532,292	-	811	-	-	-	811
1-for-10 Reverse Stock Split	(140,916,208)	(141)	141	-	-	-	-
Balances, December 31, 2019	15,689,463	$16	$2,752,859	$(4,290)	$(71,927)	$(2,627,085)	$49,573

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(255,721)	$(858,115)	$(205,921)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	271,410	400,848	438,716
Deferred income taxes	3,247	(61,058)	(182,553)
Reduction in value of assets	93,763	739,725	14,155
Right-of-use assets amortization	20,613	-	-
Stock based compensation expense	19,814	31,451	36,503
Other reconciling items, net	(16,023)	(9,545)	2,505
Changes in operating assets and liabilities:
Accounts receivable	104,538	(50,116)	(93,309)
Prepaid expenses	(4,956)	(2,373)	(5,441)
Inventory and other current assets	(6,137)	(7,559)	(2,455)
Accounts payable	(12,278)	8,912	23,648
Accrued expenses	(37,482)	(21,113)	(8,458)
Income taxes	(1,258)	2,320	99,089
Other, net	(33,102)	(8,320)	(20,053)
Net cash provided by operating activities	146,428	165,057	96,426

Cash flows from investing activities:
Payments for capital expenditures	(140,465)	(221,370)	(164,933)
Proceeds from sales of assets	110,008	33,299	28,269
Net cash used in investing activities	(30,457)	(188,071)	(136,664)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	-	500,000
Principal payments on long-term debt	-	-	(500,000)
Payment of debt issuance costs	-	-	(11,967)
Purchases of treasury stock	(4,290)	-	-
Tax withholdings for vested restricted stock units	(1,677)	(5,199)	(8,326)
Other	675	2,613	3,268
Net cash used in financing activities	(5,292)	(2,586)	(17,025)
Effect of exchange rate changes on cash	961	(3,135)	3,654
Net change in cash, cash equivalents, and restricted cash	111,640	(28,735)	(53,609)
Cash, cash equivalents, and restricted cash at beginning of period	163,748	192,483	246,092
Cash, cash equivalents, and restricted cash at end of period	$275,388	$163,748	$192,483

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid	$99,585	$101,056	$88,125
Income taxes paid (net of income tax refunds received)	5,354	3,137	(117,376)
Non-cash investing activity:
Capital expenditures included in accounts payable and accrued expenses	10,567	26,259	11,522

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2019, 2018 and 2017

(1) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Superior Energy Services, Inc. and subsidiaries (the Company). All significant intercompany accounts and transactions are eliminated in consolidation. Certain previously reported amounts have been reclassified to conform to the 2019 presentation.

Business

The Company provides a wide variety of services and products to the energy industry. The Company serves major, national and independent oil and natural gas companies around the world and offers products and services with respect to the various phases of a well’s economic life cycle. The Company reports its operating results in four business segments: Drilling Products and Services; Onshore Completion and Workover Services; Production Services; and Technical Solutions. Given the Company’s long-term strategy of expanding geographically, the Company also provides supplemental segment revenue information in three geographic areas: U.S. land; U.S. offshore; and International.

Recent Developments

•Combination

On December 18, 2019, the Company entered into a definitive merger agreement (the Merger Agreement) to divest its U.S. service rig, coiled tubing, wireline, pressure control, flowback, fluid management and accommodations service lines (the Superior Energy U.S. Business) and combine them with Forbes Energy Services Ltd.’s (Forbes) complimentary service lines to create a new, publicly traded consolidation platform for U.S. completion, production and water solutions (the Combination).

Following the completion of the Combination, which is expected to close in the second quarter of 2020, the Company will remain a globally diversified oilfield services company built around the following key product and service lines: premium drill pipe, bottom hole assemblies, completion tools and products, hydraulic workover, snubbing and production services and well control services.

Under the terms of the Merger Agreement, the Superior Energy U.S. Business and Forbes will be merged into a newly formed company (Newco). At the closing of the Combination, the Company will receive 49.9% of Newco’s issued and outstanding voting Class A Stock (the Class A Stock) and 100% of the issued and outstanding non-voting Class B Stock of Newco (the Class B stock), which will collectively represent an approximate 65% economic interest in Newco. The Company’s and Forbes’ economic interests in Newco are subject to adjustment within certain parameters based on Forbes’ net debt position calculated at closing pursuant to the terms of the Merger Agreement. In addition, certain lenders under Forbes’ existing term loan (the Forbes Term Loan) will exchange their portion of the aggregate principal amount outstanding under the Forbes Term Loan for approximately $30.0 million in newly issued mandatory convertible preferred shares of Newco (the Preferred Shares), which will be entitled to cash dividends at a rate of 5% per annum, payable semi-annually, and, on the third anniversary of the closing of the Combination will be subject to mandatory conversion into shares of Newco’s Class A Stock. After giving effect to such conversion, the Company would own an approximate 52% economic interest and Forbes ’existing stockholders would own an approximate 48% economic interest in Newco.

The Combination has been unanimously approved by the Board of Directors of each of the Company and Forbes and the special committee of the Board of Directors of Forbes. Newco filed a proxy statement/prospectus on February 12, 2020, pursuant to which Forbes will solicit proxies of its stockholders to approve the Combination at a special meeting of Forbes’ stockholders. However, certain stockholders of Forbes who will collectively own a majority of Forbes’ common stock on the record date for the Forbes special meeting have committed to vote the shares they beneficially own in favor of the Combination and have the ability to approve the Combination without the vote of any other stockholder of Forbes.

•Related Financing Transactions

As a condition of the Combination, SESI, L.L.C. (SESI), the Company’s wholly owned subsidiary, consummated an offer to exchange (the Exchange Offer) up to $635.0 million of SESI’s previously outstanding $800.0 million aggregate principal amount of 7.125% Senior Notes due 2021 (the Original Notes) for up to $635.0 million aggregate principal amount of SESI’s 7.125% Senior Notes due 2021 (the New Notes) and conducted a concurrent consent solicitation (the Consent Solicitation) to amend the liens covenant in the indenture governing the Original Notes (the Original Notes Indenture) to permit the issuance of the Superior Secured Notes described below (the Proposed Amendment) upon the terms and subject to the conditions set forth in SESI’s offering memorandum and consent solicitation statement, dated as of January 6, 2020 (as amended by the press releases dated January 16, 2020, January 22, 2020, January 31, 2020, February 18, 2020, February 19, 2020, February 20, 2020 and February 24, 2020 issued by the Company and Supplement No. 1 to the Offering Memorandum and Consent Solicitation, dated as of January 31, 2020 (the Offering Memorandum)). A supplemental indenture by and among SESI, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee, related to the Proposed Amendment was executed on February 14, 2020. The Original Notes outstanding after the Exchange Offer are governed by the Original Notes Indenture, as amended by the Proposed Amendment, provided that the Proposed Amendment will only become operative immediately prior to the consummation of the Combination.

The Exchange Offer expired at 5:00 p.m., New York City time, on February 21, 2020, and $617.9 million aggregate principal amount of outstanding Original Notes were validly tendered for exchange and not withdrawn, representing 77.24% of the aggregate principal amount of Original Notes outstanding upon commencement of the Exchange Offer. SESI accepted all validly tendered Original Notes and issued $617.9 million aggregate principal amount of New Notes pursuant to an indenture dated February 24, 2020 by and among SESI, the guarantors party thereto and UMB Bank, N.A., as trustee (the New Notes Indenture).

Substantially concurrently with the consummation of the Combination, eligible note holders will receive, in exchange for $617.9 million aggregate principal amount of New Notes, on a pro rata basis: (1) $243.3 million aggregate principal amount of 9.750% Senior Second Lien Secured Notes due 2025 to be issued by Newco (the Newco Secured Notes), (2) $243.3 million aggregate principal amount of 8.750% Senior Second Lien Secured Notes due 2026 to be issued by SESI (the Superior Secured Notes), (3) $131.3 million in cash and (4) $6.35 million in cash constituting the total consent payment (the Combination Exchange). The indentures governing the Newco Secured Notes and the Superior Secured Notes will each contain restrictive covenants customary for issuances of high-yield secured notes of this type. On February 20, 2020, the Company entered into an amendment to the Merger Agreement (the Amendment). The Amendment amends certain covenants, among other things, to account for the amended terms of the Exchange Offer.

•Exit and Discontinuation of the Hydraulic Fracturing Service Line

On December 10, 2019, the Company’s indirect, wholly owned subsidiary, Pumpco Energy Services, Inc. (Pumpco), completed its existing hydraulic fracturing field operations and determined to discontinue, wind down and exit its hydraulic fracturing operations. The Company intends to maintain an adequate number of employees to efficiently wind down Pumpco’s business and dispose of its assets over time. The financial results of Pumpco’s operations have historically been included in the Company’s Onshore Completions and Workover Services segment. Pumpco’s business is reflected as discontinued operations for each of the years ended December 31, 2019, 2018 and 2017 and its assets are in the process of being divested. See note 12 to the Company’s consolidated financial statements for further discussion of discontinued operations. Discontinuing hydraulic fracturing aligns with the Company’s strategic objective to divest assets and service lines that do not compete for investment in the current market environment. Net proceeds from the divestiture of Pumpco’s assets will be used to reduce debt.

•Reverse Stock Split

At a special meeting of stockholders held on December 18, 2019, the Company’s stockholders voted to approve a proposal authorizing the Board of Directors of the Company to effect a reverse stock split of the Company’s issued and outstanding common stock (the Reverse Stock Split) and to proportionately reduce the number of the Company’s authorized shares of common stock. Following the special meeting of stockholders, the Board of Directors of the Company approved a 1-for-10 Reverse Stock Split.

As a result of the Reverse Stock Split, each 10 pre-split shares of common stock outstanding immediately prior to the Reverse Stock Split automatically were converted to one issued and outstanding share of common stock without any action on the part of the stockholder. No fractional shares of common stock were issued as a result of the Reverse Stock Split. Instead, any stockholder who would have been entitled to a fractional share received a cash payment in lieu of such fractional shares. The total number of shares of common stock that the Company is authorized to issue has also been reduced by the same ratio.

•Resumption of Trading on the NYSE

On September 26, 2019, the New York Stock Exchange (the NYSE) suspended trading of the Company’s common stock and commenced delisting proceedings due to the Company’s “abnormally low” stock price. Following the NYSE’s suspension of trading of our common stock, the Company appealed the NYSE staff’s determination. On September 27, 2019, the Company’s common stock commenced trading on the OTC Markets and, on October 4, 2019, the Company’s common stock also commenced trading on the OTCQX Best Market, operated by OTC Markets Group Inc. The NYSE formally withdrew the delisting determination, and, on December 26, 2019, the Company’s common stock resumed trading on the NYSE under the ticker symbol “SPN.”

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

The Company derives a large amount of revenue from a small number of major and independent oil and gas companies. There were no customers that exceeded 10% of the Company’s total revenues in 2019, 2018 or 2017.

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

	December 31,
	2019	2018
Finished goods	$45,127	$54,144
Raw materials	16,130	16,795
Work-in-process	9,360	5,544
Supplies and consumables	33,322	30,822
Total	$103,939	$107,305

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

Reduction in Value of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to their fair value calculated, in part, by the estimated undiscounted future cash flows expected to be generated by the assets. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance. Estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance. The Company’s assets are grouped by subsidiary or division for the impairment testing, which represent the lowest level of identifiable cash flows. If the asset grouping’s fair value is less than the carrying amount of those items, impairment losses are recorded in the amount by which the carrying amount of such assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. The net carrying value of assets not fully recoverable is reduced to fair value. The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market transactions and is subject to variability. The oil and gas industry is cyclical and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying values of these assets and, in periods of prolonged down cycles, may result in impairment charges. See note 11 for a discussion of the reduction in value of long-lived assets recorded during 2019, 2018 and 2017.

Goodwill

The following table summarizes the Company’s goodwill (in thousands):

		Onshore
	Drilling	Completion
	Products	and Workover		Production
	and Services	Services		Services	Total

Balance, December 31, 2017	$138,493	$583,550		$85,817	$807,860
Foreign currency translation adjustment	(1,705)	-		(529)	(2,234)
Reduction in value of assets	-	(583,550)	(1)	(85,288)	(668,838)
Balance, December 31, 2018	136,788	-		-	136,788
Foreign currency translation adjustment	907	-		-	907
Balance, December 31, 2019	$137,695	$-		$-	$137,695

(1)$417.0 million of reduction in value of assets was allocated to Pumpco and is reported in the loss from discontinued operations for the year ended December 31, 2018.

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

•Income approach – The Company discounts the expected cash flows of each reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the Company’s operations and cash flows and the rate of return an outside investor would expect to earn.

•Market-based approach – The Company uses the guideline public company method, which focuses on comparing the Company’s risk profile and growth prospects to select reasonably similar publicly traded companies.

The Company weighs the income approach 80% and the market-based approach 20% due to differences between the Company’s reporting units and the peer companies’ size, profitability and diversity of operations. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization is performed for each unit on a standalone basis. A control premium, derived from market transaction data, is used in this reconciliation to ensure that fair values are reasonably stated in conjunction with the Company’s capitalization. The Company uses all available information to estimate fair value of the reporting units, including discounted cash flows. A significant amount of judgment was involved in performing these evaluations given that the results are based on estimated future events.

During the fourth quarter of 2018, the industry climate deteriorated rapidly due to the dramatic decline in crude oil prices and the related large sell-off in the equity markets for issuers in the energy industry. As a result of the adverse changes in the business environment that occurred during the fourth quarter of 2018 and the strategic review of the Company’s expected near-term cash flows from operations, the Company reviewed the goodwill for impairment. It was concluded that at December 31, 2018, the Onshore Completion and Workover Services segment’s goodwill of $583.6 million and the Production Services segment’s goodwill of $85.3 million were fully impaired. The fair value of the Drilling Products and Services segment was substantially in excess of its carrying value. See note 11 for a discussion of the reduction in value of goodwill recorded during 2018. At December 31, 2019 and 2018, the Company’s accumulated reduction in value of goodwill was $2,417.1 million.

Notes Receivable

The Company’s wholly owned subsidiary, Wild Well Control, Inc., has decommissioning obligations related to its ownership of the oil and gas property and related assets. Notes receivable consist of a commitment from the seller of the property’s sole platform towards its eventual abandonment. Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of this obligation totaled $115.0 million and is recorded at present value using an effective interest rate of 6.58%. The related discount is amortized to interest income based on the expected timing of the platform’s removal. The Company recorded interest income related to notes receivable of $4.2 million, $3.9 million and $3.6 million during 2019, 2018 and 2017, respectively.

Restricted Cash

Restricted cash represents cash held in escrow to secure the future decommissioning obligations related to the oil and gas property.

Intangible and Other Long-Term Assets

Intangible assets consist of the following (in thousands):

		December 31,
		2019			2018
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Balance	Amount	Amortization	Balance
Customer relationships	17 years	$19,902	$(14,680)	$5,222	$133,374	$(59,711)	$73,663
Tradenames	10 years	8,907	(5,413)	3,494	20,717	(13,334)	7,383
Non-compete agreements	3 years	3,464	(3,106)	358	4,474	(3,313)	1,161
Total		$32,273	$(23,199)	$9,074	$158,565	$(76,358)	$82,207

Amortization expense was $2.1 million during 2019 and $5.6 million in each of 2018 and 2017. Based on the carrying values of intangible assets at December 31, 2019, amortization expense for the next five years (2020 through 2024) is estimated to be $1.2 million per year.

The Company recorded $57.7 million of expense related to the reduction in carrying values of intangibles at Pumpco, which is included in the loss from discontinued operations for the year ended December 31, 2019. In addition, during 2019, the Company recorded $7.6 million of expense related to the reduction in carrying values of intangibles in the Onshore Completion and Workover Services segment (see note 11).

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

The following table summarizes the activity for the Company’s decommissioning liabilities (in thousands):

	December 31,
	2019	2018
Balance at beginning of period	$130,096	$130,397
Accretion	6,332	4,906
Liabilities settled	(147)	(5,207)
Balance at end of period	$136,281	$130,096

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

During 2019, 2018 and 2017, the Company incurred losses from continuing operations; as such, the impact of any incremental shares would be anti-dilutive.

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

For international subsidiaries where the functional currency is the U.S. dollar, financial statements are remeasured into U.S. dollars using the historical exchange rate for most of the long-term assets and liabilities and the balance sheet date exchange rate for most of the current assets and liabilities. An average exchange rate is used for each period for revenues and expenses. These transaction gains and losses, as well as any other transactions in a currency other than the functional currency, are included in other income (expense) in the consolidated statements of operations in the period in which the currency exchange rates change. During 2019, 2018 and 2017, the Company recorded foreign currency losses of $0.8 million, $1.9 million and $2.2 million, respectively.

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

New Accounting Pronouncements

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Measurement of Credit Loses on Financial Instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses model (CECL). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses on financial instruments at the time the asset is originated or acquired. This update will apply to receivables arising from revenue transactions. The new standard is effective for the Company beginning on January 1, 2023. The Company is evaluating the effect ASU 2016-13 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs of a hosting arrangement that is a service contract will be expensed over the term of the hosting arrangement. The Company adopted the new standard on January 1, 2020 on a prospective basis with respect to all implementation costs incurred after the date of adoption.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new standard is effective for the Company beginning on January 1, 2021. The Company is evaluating the effect ASU 2019-12 will have on its consolidated financial statements.

Subsequent Events

In accordance with authoritative guidance, the Company has evaluated and disclosed all material subsequent events that occurred after the balance sheet date, but before financial statements were issued.

(2) Revenue

Revenue Recognition

Revenues are recognized when performance obligations are satisfied in accordance with contractual terms, in an amount that reflects the consideration the Company expects to be entitled to in exchange for services rendered, rentals provided and products sold. Taxes collected from customers and remitted to governmental authorities and revenues are reported on a net basis in the Company’s financial statements.

Performance Obligations

A performance obligation arises under contracts with customers and is the unit of account under Topic 606. The Company accounts for services rendered and rentals provided separately if they are distinct and the service or rental is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered or rentals provided on its own or with other resources that are readily available to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. A contract’s standalone selling prices are determined based on the prices that the Company charges for its services rendered, rentals provided and products sold. The majority of the Company’s performance obligations are satisfied over time, which is generally represented by a period of 30 days or less. The Company’s payment terms vary by the type of products or services offered. The term between invoicing and when the payment is due is typically 30 days.

Services revenue: primarily represents amounts charged to customers for the completion of services rendered, including labor, products and supplies necessary to perform the service. Rates for these services vary depending on the type of services provided and can be based on a per job, per hour or per day basis.

Rentals revenue: primarily priced on a per day, per man hour or similar basis and consists of fees charged to customers for use of the Company’s rental equipment over the term of the rental period, which is generally less than twelve months.

Product sales: products are generally sold based upon purchase orders or contracts within the Company’s customers that include fixed or determinable prices but do not include right of return provisions or other significant post-delivery obligations. The Company recognizes revenue from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by the customer.

The Company expenses sales commissions when incurred because the amortization period would have been one year or less.

Disaggregation of revenue

The following table presents the Company’s revenues by segment disaggregated by geography (in thousands):

	Years Ended December 31,
	2019	2018	2017
U.S. land
Drilling Products and Services	$178,345	$176,448	$117,856
Onshore Completion and Workover Services	341,297	406,248	366,636
Production Services	138,300	195,363	151,632
Technical Solutions	40,363	31,137	34,283
Total U.S. land	$698,305	$809,196	$670,407

U.S. offshore
Drilling Products and Services	$125,104	$100,855	$91,507
Onshore Completion and Workover Services	-	-	-
Production Services	73,610	66,512	74,033
Technical Solutions	141,851	160,507	161,766
Total U.S. offshore	$340,565	$327,874	$327,306

International
Drilling Products and Services	$108,124	$106,416	$84,327
Onshore Completion and Workover Services	-	-	-
Production Services	193,920	156,650	147,116
Technical Solutions	84,455	78,721	76,373
Total International	$386,499	$341,787	$307,816
Total Revenues	$1,425,369	$1,478,857	$1,305,529

The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	Years Ended December 31,
	2019	2018
Services
Drilling Products and Services	$69,958	$54,997
Onshore Completion and Workover Services	303,542	364,500
Production Services	348,168	352,590
Technical Solutions	163,584	160,942
Total services	$885,252	$933,029

Rentals
Drilling Products and Services	$291,975	$281,750
Onshore Completion and Workover Services	37,755	41,748
Production Services	32,402	36,568
Technical Solutions	14,115	20,230
Total rentals	$376,247	$380,296

Product Sales
Drilling Products and Services	$49,640	$46,972
Onshore Completion and Workover Services	-	-
Production Services	25,260	29,367
Technical Solutions	88,970	89,193
Total product sales	$163,870	$165,532
Total Revenues	$1,425,369	$1,478,857

(3) Leases

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

Overview

The Company’s operating leases are primarily for real estate, machinery and equipment, and vehicles. The terms and conditions for these leases vary by the type of underlying asset. Total operating lease expense was as follows (in thousands):

	Years Ended December 31,
	2019	2018
Long-term fixed lease expense	$33,577	$33,642
Long-term variable lease expense	406	749
Short-term lease expense	17,670	14,367
Total operating lease expense	$51,653	$48,758

Supplemental Balance Sheet Information

Operating leases were as follows (in thousands):

December 31, 2019
Operating lease ROU assets	$80,906

Accrued expenses	$21,072
Operating lease liabilities	62,354
Total operating lease liabilities	$83,426

Cash paid for operating leases	$34,207
ROU assets obtained in exchange for lease obligations	$20,200

Weighted average remaining lease term	9 years
Weighted average discount rate	6.75%

Maturities of operating lease liabilities at December 31, 2019 are as follows (in thousands):

2020	$ 29,796
2021	21,653
2022	13,328
2023	9,632
2024	7,311
Thereafter	44,381
Total lease payments	126,101
Less imputed interest	(42,675)
Total	$ 83,426

(4) Property, Plant and Equipment

A summary of property, plant and equipment is as follows (in thousands):

	December 31,
	2019	2018
Machinery and equipment	$2,425,526	$3,229,793
Buildings, improvements and leasehold improvements	255,719	278,339
Automobiles, trucks, tractors and trailers	22,727	26,522
Furniture and fixtures	40,694	52,045
Construction-in-progress	16,661	38,119
Land	48,534	58,047
Oil and gas producing assets	69,204	66,605
Total	2,879,065	3,749,470
Accumulated depreciation and depletion	(2,214,116)	(2,640,344)
Property, plant and equipment, net	$664,949	$1,109,126

The Company had $68.4 million and $74.9 million of leasehold improvements at December 31, 2019 and 2018, respectively. These leasehold improvements are depreciated over the shorter of the life of the asset or the term of the lease using the straight line method. As of December 31, 2019, $179.1 million of property, plant and equipment relating to Pumpco was classified as assets held for sale on the consolidated balance sheet. Depreciation expense (excluding depletion, amortization and accretion) was $180.2 million, $258.6 million and $312.4 million during 2019, 2018 and 2017, respectively.

(5) Debt

The Company’s outstanding debt was as follows (in thousands):

		December 31,
		2019	2018
	Stated Interest Rate (%)	Long-term
Senior unsecured notes due September 2024	7.750	$500,000	$500,000
Senior unsecured notes due December 2021	7.125	800,000	800,000
Total debt, gross		1,300,000	1,300,000
Unamortized debt issuance costs		(13,371)	(17,079)
Total debt, net		$1,286,629	$1,282,921

Debt maturities presented as of December 31, 2019 were as follows (in thousands):

2020	$-
2021	800,000
2022	-
2023	-
2024	500,000
Thereafter	-
Total	$1,300,000

Credit Facility

The Company has an asset-based revolving credit facility which matures in October 2022. The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves. Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7.125% senior unsecured notes due 2021. On September 20, 2019, the Company amended its credit facility to increase the letter of credit capacity from $100.0 million to $150.0 million. At December 31, 2019, the borrowing base was $220.0 million and the Company had $102.5 million of letters of credit outstanding that reduced its borrowing availability under the revolving credit facility. The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.

Senior Unsecured Notes

The Company has outstanding $500 million of senior unsecured notes due September 2024. The indenture governing the 7.75% senior unsecured notes due 2024 requires semi-annual interest payments on March 15 and September 15 of each year through the maturity date of September 15, 2024.

At December 31, 2019, the Company had outstanding $800 million of 7.125% senior unsecured notes due December 2021 (referred to herein as the Original Notes). In connection with the Exchange Offer, $617.9 million aggregate principal amount of outstanding Original Notes were validly tendered for exchange and not withdrawn, representing 77.24% of the aggregate principal amount of Original Notes outstanding upon commencement of the Exchange Offer. SESI accepted all validly tendered Original Notes and issued $617.9 million aggregate principal amount of New Notes pursuant to the New Notes Indenture. As a result of the Exchange Offer, as of February 24, 2020, the Company has outstanding $182.1 million of Original Notes. The Original Notes Indenture requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.  The New Notes Indenture and the Original Notes Indenture each contain customary events of default and require that we satisfy various covenants.

(6) Stock-Based and Long-Term Incentive Compensation

The Company is authorized to grant restricted stock units (RSUs), stock options, cash restricted stock units (CRSUs), performance share units (PSUs) and other cash and stock awards as part of the Long-Term Incentive Program (LTIP). The Compensation Committee determines the recipients of the equity awards, the type of awards made, the required performance measures, and the timing and duration of each grant. At December 31, 2019, 328,000 shares of the Company’s common stock were available for future grants under the plan.

Total stock-based compensation expense and the associated tax benefits are as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Stock options	$2,743	$4,247	$4,289
Restricted stock units	15,716	19,828	21,899
Cash restricted stock units	298	-	-
Performance share units	935	6,912	9,740
Total compensation expense	19,692	30,987	35,928

Related income taxes	4,569	7,189	8,335
Total compensation expense, net of income taxes	$15,123	$23,798	$27,593

Total stock-based compensation expense is reflected in general and administrative expenses in the consolidated statements of operations.

Equity-Classified Awards

Stock Options

Stock options were granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The stock options generally vest in equal installments over three years and expire in ten years from the grant date. Non-vested stock options are generally forfeited upon termination of employment.

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

The share and per-share information has been retroactively adjusted to reflect the effect of the 1-for-10 Reverse Stock Split.

The weighted average fair values of stock options granted and the assumptions used in estimating those fair values are as follows:

	Years ended December 31,
	2019	2018	2017
Weighted average fair value of stock options granted	$24.60	$56.12	$83.60

Black-Scholes-Merton Assumptions:
Risk free interest rate	2.57%	2.43%	1.96%
Expected life (years)	6	6	6
Volatility	56.62%	51.21%	48.22%

The following table summarizes stock option activity for 2019:

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	643,545	$182.69	5.0	$-
Granted	59,286	$43.6
Exercised	-	$-
Expired	(33,471)	$207.88
Outstanding at end of period	669,360	$169.11	4.7	$-
Exercisable at end of period	566,946	$185.48	4.0	$-
Options expected to vest at end of period	102,414	$78.47	8.6	$-

The Company received $0, $0 and $0.1 million during 2019, 2018 and 2017, respectively, from employee stock option exercises. The Company has reported tax benefits of $0, $0 and $0.1 million from the exercise of stock options for 2019, 2018 and 2017, respectively.

The following table summarizes non-vested stock option activity for 2019:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	141,286	$80.00
Granted	59,286	$43.60
Vested	(98,158)	$112.09
Non-vested at end of period	102,414	$78.47

At December 31, 2019, the unrecognized compensation expense related to non-vested stock options was $2.0 million. The Company expects to recognize $1.4 million and $0.6 million of compensation expense associated with these options during 2020 and 2021, respectively.

Restricted Stock Units

RSUs vest in equal annual installments over three years. On the vesting date, each RSU is converted to one share of the Company’s common stock having an aggregate value determined by the Company’s closing stock price on the vesting date. Holders of RSUs are not entitled to any rights of a stockholder, such as the right to vote shares.

The share and per-share information has been retroactively adjusted to reflect the effect of the 1-for-10 Reverse Stock Split.

The following table summarizes RSU activity for 2019:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	342,243	$132.15
Granted	269,032	$40.57
Vested	(162,404)	$127.64
Forfeited	(34,905)	$85.47
Non-vested at end of period	413,966	$78.32

At December 31, 2019, there was $13.1 million of unrecognized compensation expense related to unvested RSUs. The Company expects to recognize $9.4 million, $3.4 million, and $0.3 million associated with unvested RSUs for 2020, 2021, and 2022, respectively.

Liability-Classified Awards

Cash Restricted Stock Units (CRSUs)

During 2019, the Company granted CRSUs to its employees as part of the Company’s LTIP. CRSUs vest in equal annual installments over three years. The ultimate amount earned is based on the closing price of the Company’s common stock on each of the vesting dates. The grant date fair value of the CRSUs was determined based on the closing price of the Company’s common stock on the grant date. The CRSUs liability is adjusted, based on the price changes in the Company’s common stock, through the end of each vesting period. At December 31, 2019, there were 174,424 CRSUs outstanding.

Performance Share Units (PSUs)

The Company has issued PSUs to its employees as part of the Company’s LTIP. There is a three year performance period associated with each PSU grant. The two performance metrics are the Company’s return on assets and total stockholder return relative to those of the Company’s pre-defined “peer group.” The PSUs will settle in cash or a combination of cash and up to 50% of equivalent value in the Company’s common stock, at the discretion of the Compensation Committee.

At December 31, 2019, there were 315,213 PSUs outstanding (94,091, 100,052 and 121,070 related to performance periods ending December 31, 2019, 2020 and 2021, respectively). The Company has recorded both current and long-term liabilities for this compensation award.

Employee Stock Purchase Plan (ESPP)

Eligible employees were allowed to purchase shares of the Company’s common stock at a discount during six-month offering periods beginning on January 1st and July 1st of each year the ESPP was in effect and ending on June 30 and December 31 of each year the ESPP was in effect, respectively. During the fourth quarter of 2019, the ESPP was terminated in accordance with its terms.

The following table summarizes ESPP activity (in thousands except shares):

	Years ended December 31,
	2019	2018	2017
Cash received for shares issued	$689	$2,625	$3,074
Compensation expense	$122	$463	$542
Shares issued	532,292	550,950	360,465

401(k)/Profit Sharing Plan

The Company maintains a defined contribution profit sharing plan for employees who have satisfied minimum service requirements. Employees may contribute up to 75% of their eligible earnings to the plan subject to the contribution limitations imposed by the Internal Revenue Service. The Company provides a nondiscretionary match of 100% of an employee’s contributions to the plan, up to 4% of the employee’s salary. The Company made contributions of $10.5 million, $10.0 million and $8.4 million 2019, 2018 and 2017, respectively.

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

The following table summarizes deferred compensation balances (in thousands):

		December 31,
	Balance sheet location	2019	2018
Deferred compensation assets	Intangible and other long-term assets, net	$15,499	$13,306
Deferred compensation liabilities, short-term	Accounts payable	$1,372	$1,138
Deferred compensation liabilities, long-term	Other long-term liabilities	$23,466	$19,766

Supplemental Executive Retirement Plan

The Company has a supplemental executive retirement plan (SERP). The SERP provides retirement benefits to the Company’s executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant. Under the SERP, the Company made annual contributions to a retirement account based on age and years of service. The participants in the plan received contributions ranging from 5% to 35% of salary and annual cash bonus, which totaled $1.1 million, $1.2 million and $0.9 million during 2019, 2018 and 2017, respectively. During 2019, 2018 and 2017, the Company paid $2.3 million, $0 and $0, respectively, to eligible participants in the SERP. The participation and funding of the SERP was suspended in the first quarter of 2020.

(7) Income Taxes

The components of loss from continuing operations before income taxes are as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Domestic	$(81,443)	$(448,575)	$(270,221)
Foreign	(936)	(21,831)	(41,656)
	$(82,379)	$(470,406)	$(311,877)

The components of income tax benefit are as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Current:
Federal	$-	$-	$-
State	1,573	2,118	(750)
Foreign	(3,359)	14,856	9,137
	(1,786)	16,974	8,387
Deferred:
Federal	1,792	(66,039)	(142,590)
State	1,622	(4,161)	6,109
Foreign	(6,254)	10,223	(3,468)
	(2,840)	(59,977)	(139,949)
	$(4,626)	$(43,003)	$(131,562)

A reconciliation of the U.S. statutory federal tax rate to the consolidated effective tax rate is as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Computed expected tax benefit	$(17,513)	$(98,785)	$(109,157)
Increase (decrease) resulting from
State and foreign income taxes	4,019	10,437	16,437
Reduction in value of assets	(233)	27,680	-
U.S. Tax Reform	-	-	(39,603)
Other	9,101	17,665	761
Income tax benefit	$(4,626)	$(43,003)	$(131,562)

During 2018, the Company recorded a $668.9 million reduction in value of goodwill relating to its Onshore Completion and Workover Services and Production Services segments. For tax purposes, the goodwill impairment generated a reduction to the permanent book-tax basis difference of $548.8 million and a reduction to the book-tax temporary basis difference of $102.0 million net of current year amortization expense of $18.0 million. The 2018 effective tax rate was significantly impacted by the permanent adjustment related to the reduction in value of assets caused by the goodwill impairment.

On December 22, 2017, U.S. Tax Reform was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and the transition of U.S. international taxation from a worldwide tax system to a modified territorial system. As a result, the Company recorded a provisional income tax benefit of $39.6 million during the fourth quarter of 2017. During 2018, the Company finalized its assessment of the impact of U.S. Tax Reform and no material adjustments were recorded.

The tax effects of temporary differences that give rise to significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$1,291	$856
Operating loss and tax credit carryforwards	136,647	146,926
Compensation and employee benefits	35,532	38,006
Decommissioning liabilities	29,405	27,979
Operating leases	1,002	-
Other	24,903	25,331
	228,780	239,098
Valuation allowance	(84,741)	(25,571)
Net deferred tax assets	144,039	213,527

Deferred tax liabilities:
Property, plant and equipment	114,024	146,971
Notes receivable	12,977	12,977
Goodwill and other intangible assets	20,285	38,955
Other	-	14,624
Deferred tax liabilities	147,286	213,527
Net deferred tax liability	$3,247	$-

At December 31, 2019, the Company had $210.0 million in U.S. net operating loss carryforwards, which are available to reduce future taxable income. The expiration date for utilization of the U.S. loss carryforwards is 2037 for losses generated before 2018. Losses generated in 2018 and later cannot be carried back and have an indefinite carryforward that is limited to 80% of taxable income each year. At December 31, 2019, the Company also had various state net operating loss carryforwards with expiration dates from 2020 to 2038. A net deferred tax asset of $19.6 million reflects the expected future tax benefit for the state loss carryforwards. At December 31, 2019, the Company also had a U.S. foreign tax credit carryforward of $54.5 million with expiration dates from 2025 to 2027.

Management evaluates whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. The Company has incurred a cumulative loss over the three-year period ended December 31, 2019. Such evidence limits the ability to consider other projections of future growth. After considering all available evidence at December 31, 2019, the Company determined that a portion of the deferred tax assets would not be realized. Accordingly, the Company increased deferred income tax expense by an additional $61.9 million in the valuation allowance.

The Company has not provided income tax expense on earnings of its foreign subsidiaries, since the Company has reinvested or expects to reinvest undistributed earnings outside the U.S. indefinitely. At December 31, 2019, the Company’s foreign subsidiaries had an overall accumulated deficit in earnings. The Company does not intend to repatriate the earnings of its profitable foreign subsidiaries. The Company has not provided U.S. income taxes for such earnings. These earnings could become subject to U.S. income tax if repatriated. It is not practicable to estimate the amount of taxes that might be payable on such undistributed earnings.

The Company files income tax returns in the U.S., including federal and various state filings, and certain foreign jurisdictions. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2017.

The Company had unrecognized tax benefits of $13.2 million, $30.6 million and $30.7 million as of December 31, 2019, 2018 and 2017, respectively, all of which would impact the Company’s effective tax rate if recognized.

The activity in unrecognized tax benefits is as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Unrecognized tax benefits at beginning of period	$30,558	$30,656	$29,956
Additions based on tax positions related to prior years	2,500	1,899	5,576
Reductions based on tax positions related to prior years	-	(1,864)	(4,671)
Reductions as a result of a lapse of the applicable statute of limitations	-	(133)	(205)
Reductions relating to settlements with taxing authorities	(19,852)	-	-
Unrecognized tax benefits at end of period	$13,206	$30,558	$30,656

The amounts above include accrued interest and penalties of $5.0 million, $9.7 million and $9.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2019, the Company recorded a reduction in unrecognized tax benefits of $19.9 million relating to settlements of income tax audits in foreign countries. Interest and penalties associated with the unrecognized tax benefits are classified as a component of income tax expense in the consolidated statements of operations.

(8) Segment Information

Business Segments

The Drilling Products and Services segment rents and sells bottom hole assemblies, premium drill pipe, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. It also provides on-site accommodations and machining services. The Onshore Completion and Workover Services segment provides fluid handling services and workover and maintenance services. The Production Services segment provides intervention services such as coiled tubing, cased hole and mechanical wireline, hydraulic workover and snubbing, production testing and optimization, and remedial pumping services. The Technical Solutions segment provides services typically requiring specialized engineering, manufacturing or project planning, including well containment systems, stimulation and sand control services, and the production and sale of oil and gas.

For the years ended December 31, 2019, 2018 and 2017, operating results of Pumpco are reported in discontinued operations (see note 12). Previously those operating results were reported within the Onshore Completion and Workover Services segment.

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

Summarized financial information for the Company’s segments is as follows (in thousands):

2019

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$411,573	$341,297	$405,830	$266,669	$-	$1,425,369
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion	154,503	274,162	328,527	167,890	-	925,082
Depreciation, depletion, amortization
and accretion	83,999	33,699	51,370	22,665	4,726	196,459
General and administrative expenses	60,094	25,621	29,622	59,587	93,302	268,226
Reduction in value of assets	-	8,122	2,055	7,008	-	17,185
Income (loss) from operations	112,977	(307)	(5,744)	9,519	(98,028)	18,417
Interest income (expense), net	-	-	-	4,172	(102,484)	(98,312)
Other income	-	-	-	-	(2,484)	(2,484)
Income (loss) from continuing operations
before income taxes	$112,977	$(307)	$(5,744)	$13,691	$(202,996)	$(82,379)

2018

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$383,719	$406,248	$418,525	$270,365	$-	$1,478,857
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion	148,019	315,291	342,420	164,758	-	970,488
Depreciation, depletion, amortization
and accretion	112,111	68,183	66,993	25,653	5,499	278,439
General and administrative expenses	53,688	24,386	41,499	57,600	99,295	276,468
Reduction in value of assets	-	227,801	92,252		2,660	322,713
Income (loss) from operations	69,901	(229,413)	(124,639)	22,354	(107,454)	(369,251)
Interest income (expense), net	-	-	-	3,915	(103,392)	(99,477)
Other expense	-	-	-	-	(1,678)	(1,678)
Income (loss) from continuing operations
before income taxes	$69,901	$(229,413)	$(124,639)	$26,269	$(212,524)	$(470,406)

2017

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$293,690	$366,636	$372,781	$272,422	$-	$1,305,529
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion	128,381	282,695	303,256	175,477	-	889,809
Depreciation, depletion, amortization
and accretion	131,394	81,238	78,999	29,506	5,719	326,856
General and administrative expenses	51,265	34,856	48,655	51,679	99,142	285,597
Reduction in value of assets	1,356	919	-	8,115	-	10,390
Income (loss) from operations	(18,706)	(33,072)	(58,129)	7,645	(104,861)	(207,123)
Interest income (expense), net	-	-	-	3,567	(105,022)	(101,455)
Other expense	-	-	-	-	(3,299)	(3,299)
Income (loss) from continuing operations
before income taxes	$(18,706)	$(33,072)	$(58,129)	$11,212	$(213,182)	$(311,877)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
December 31, 2019	$659,621	$467,697	$421,848	$377,627	$66,437	$1,993,230
December 31, 2018	$587,264	$808,037	$434,430	$340,161	$46,070	$2,215,962
December 31, 2017	$662,968	$1,501,214	$512,256	$377,549	$56,238	$3,110,225

At December 31, 2019, the Onshore Completion and Workover Services segment included $216.2 million of identifiable assets relating to Pumpco that were classified as assets held for sale on the consolidated balance sheet, see note 12.

During 2019, the Company sold its drilling rig service line, which was previously included in the Onshore Completion and Workover Services segment. This service line included twelve active U.S. land based drilling rigs and associated equipment with a carrying value of $66.2 million. The Company received $78.0 million in cash proceeds and recognized a $0.2 million loss on sale of assets. In addition, the Company recorded a $7.5 million impairment of the intangibles associated with the disposed assets.

Capital Expenditures
		Onshore
	Drilling	Completion
	Products and	and Workover		Production	Technical	Corporate and	Consolidated
	Services	Services	(1)	Services	Solutions	Other	Total
December 31, 2019	$63,252	$5,830		$17,009	$11,377	$6,254	$103,722
December 31, 2018	$46,649	$39,699		$8,651	$16,221	$2,056	$113,276
December 31, 2017	$27,219	$15,871		$7,860	$13,296	$1,143	$65,389

(1)Excludes capital expenditures related to Pumpco of $36.7 million, $108.1 million and $99.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Revenues
	Years Ended December 31,
	2019	2018	2017
United States	$1,038,870	$1,137,070	$997,713
Other countries	386,499	341,787	307,816
Total	$1,425,369	$1,478,857	$1,305,529

Long-Lived Assets

	December 31,
	2019	2018
United States	$489,189	$903,520
Other countries	175,760	205,606
Total	$664,949	$1,109,126

(9) Fair Value Measurements

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$-	$15,499	$-	$15,499
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$1,372	$-	$1,372
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$23,466	$-	$23,466
Total debt	$1,021,300	$-	$-	$1,021,300

	Fair Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$376	$12,930	$-	$13,306
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$1,138	$-	$1,138
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$19,766	$-	$19,766
Total debt	$1,084,711	$-	$-	$1,084,711

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

The following table reflects the fair value measurements used in testing the impairment of long-lived assets and goodwill (in thousands):

	Years Ended December 31,
	2019		2018
	Impairment	Fair Value	Impairment	Fair Value
Goodwill	$-	$-	$251,826	$-
Intangible assets	$7,556	$-	$21,689	$-
Property, plant and equipment, net	$9,629	$25,000	$49,198	$65,441

Fair value is measured as of the impairment date using Level 3 inputs. See note 11 for discussion of reduction in value of assets recorded during 2019 and 2018.

(10) Contingencies

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

A subsidiary of the Company is involved in legal proceedings with two employees regarding the payment of royalties for a patentable product developed by them. On April 2, 2018, the employees filed a lawsuit in the Harris County District Court alleging that the royalty payments they had received since 2010 should have been higher. In May 2019, the jury issued a verdict in favor of the plaintiffs. On October 25, 2019, the court issued a final judgment against the Company. The Company strongly disagrees with the verdict and believes the district court committed several legal errors that should result in a reversal or remand of the case by the Court of Appeals. The ultimate resolution of this matter could result in a loss of up to $7.4 million in excess of amounts accrued.

(11) Reduction in Value of Assets

During 2019, 2018 and 2017, the Company recorded $17.2 million, $322.7 million and $10.4 million in expense related to reduction in value of assets, respectively. The components of the reductions in value of assets are as follows (in thousands):

	Years ended December 31,
	2019	2018	2017
Reduction in value of goodwill	$-	$251,826	$-
Reduction in value of long-lived assets	17,185	70,887	10,390
Total reduction in value of assets	$17,185	$322,713	$10,390

Reduction in Value of Long-Lived Assets

During 2019, the Company recorded $17.2 million in connection with the reduction in value of its long-lived assets. The reduction in value of assets was primarily related to reduction in value of certain intangibles in the Onshore Completion and Workover Services segment and long-lived assets in the Technical Solutions segment.

During 2018, the Company recorded $70.9 million in connection with the reduction in value of its long-lived assets. The reduction in value of assets was comprised of $41.4 million and $19.8 million related to property, plant and equipment and intangibles, respectively, in the well servicing rigs business in the Onshore Completion and Workover Services segment and $5.1 million related to property, plant and equipment and $1.9 million related to intangibles in the Production Services segment. The reduction in value of assets recorded during 2018 was primarily driven by the decline in demand for these services and the forecast did not indicate a timely recovery sufficient to support the carrying values of these assets. In addition, the Company recorded a $2.6 million reduction in carrying value of its former corporate facility and its related assets.

During 2017, the Company recorded $10.4 million in connection with the reduction in value of its long-lived assets. The reduction in value of assets was comprised of $8.1 million related to property, plant and equipment in the Technical Solutions segment and $2.3 million related to property, plant and equipment primarily in the Drilling Products and Services segment.

Reduction in Value of Goodwill

During 2018, the Company recorded a $251.8 million reduction in value of goodwill relating to its Onshore Completion and Workover Services and Production Services segments. The Company determined that the fair value of its goodwill for the Onshore Completion and Workover Services segment was less than its carrying value and fully wrote-off the related goodwill balances.

(12) Discontinued Operations

On December 10, 2019, the Company’s indirect, wholly owned subsidiary, Pumpco, completed its existing hydraulic fracturing field operations and determined to discontinue, wind down and exit its hydraulic fracturing operations. The Company intends to maintain an adequate number of employees to efficiently wind down Pumpco’s business. The financial results of Pumpco’s operations have historically been included in the Company’s Onshore Completions and Workover Services segment. The Company intends to sell Pumpco’s fixed assets over time during the next twelve months.

The following table summarizes the components of loss from discontinued operations, net of tax for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenues	$281,452	$651,408	$568,547
Cost of services	272,248	531,616	508,886

Loss from discontinued operations before tax	(169,582)	(433,142)	(84,813)
Loss from discontinued operations, net of income tax	(177,968)	(430,712)	(25,606)

For the years ended December 31, 2018 and 2017, loss from discontinued operations included $0.7 million and $18.9 million, respectively, related to the Company’s former subsea construction business, which was wound down in 2018.

The following summarizes the assets and liabilities related to the business reported as discontinued operations (in thousands):

	December 31,
	2019	2018
Current assets:
Accounts receivable, net	$25,106	$98,003
Other current assets	6,215	21,474
Total current assets	$31,321	$119,477

Property, plant and equipment, net	179,144	248,874
Operating lease ROU assets	5,732	-
Intangible and other assets	-	67,421
Total assets	$216,197	$435,772

Current liabilities:
Accounts payable	$14,370	$60,576
Accrued expenses	24,751	12,073
Total current liabilities	39,121	72,649

Operating lease liabilities	5,415	-
Other long-term liabilities	402	848
Total liabilities	$44,938	$73,497

Significant operating non-cash items of Pumpco and cash flows from investing activities were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cash flows from discontinued operating activities:
Depreciation and amortization	$75,077	$122,409	$111,860
Reduction in value of assets	76,577	417,011	3,765

Cash flows from discontinued investing activities:
Payments for capital expenditures	$(36,743)	$(108,094)	$(99,544)
Proceeds from sales of assets	1,669	-	5,262

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
December 31, 2019
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$210,691	$612	$61,321	$-	$272,624
Accounts receivable, net	-	750	245,941	85,356	-	332,047
Income taxes receivable	-	(1,080)	-	1,820	-	740
Other current assets	-	9,594	106,857	50,310	-	166,761
Assets held for sale	-	-	216,197	-	-	216,197
Total current assets	-	219,955	569,607	198,807	-	988,369

Property, plant and equipment, net	-	11,129	497,395	156,425	-	664,949
Operating lease right-of-use assets	-	22,052	44,048	14,806	-	80,906
Goodwill	-	-	80,544	57,151	-	137,695
Notes receivable	-	-	68,092	-	-	68,092
Long-term intercompany accounts receivable	2,260,980	1,281,183	3,020,808	202,331	(6,765,302)	-
Intercompany notes receivable	-	-	-	9,400	(9,400)	-
Equity investments of consolidated subsidiaries	(2,207,117)	3,498,602	10,449	-	(1,301,934)	-
Restricted cash	-	-	2,719	45	-	2,764
Intangible and other long-term assets, net	-	19,466	24,313	6,676	-	50,455
Total assets	$53,863	$5,052,387	$4,317,975	$645,641	$(8,076,636)	$1,993,230

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$-	$10,701	$49,159	$33,106	$-	$92,966
Accrued expenses	-	76,249	80,696	25,989	-	182,934
Income taxes payable	-	-	-	-	-	-
Current portion of decommissioning liabilities	-	-	-	3,649	-	3,649
Liabilities held for sale	-	-	44,938	-	-	44,938
Total current liabilities	-	86,950	174,793	62,744	-	324,487

Long-term debt, net	-	1,286,629	-	-	-	1,286,629
Deferred income taxes	-	3,247	-	-	-	3,247
Decommissioning liabilities	-	-	132,632	-	-	132,632
Operating lease liabilities	-	22,738	29,206	10,410	-	62,354
Long-term intercompany accounts payable	4,290	5,805,516	832,407	123,089	(6,765,302)	-
Intercompany notes payable	-	9,400	-	-	(9,400)	-
Other long-term liabilities	-	45,024	75,976	13,308	-	134,308
Total stockholders' equity (deficit)	49,573	(2,207,117)	3,072,961	436,090	(1,301,934)	49,573
Total liabilities and stockholders' equity	$53,863	$5,052,387	$4,317,975	$645,641	$(8,076,636)	$1,993,230

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Year Ended December 31, 2019
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$1,126,456	324,200	(25,287)	$1,425,369
Cost of revenues (exclusive of depreciation,
depletion, amortization and accretion)	-	(7,023)	730,473	226,919	(25,287)	925,082
Depreciation, depletion, amortization and
accretion	-	3,682	154,424	38,353	-	196,459
General and administrative expenses	-	87,727	134,123	46,376	-	268,226
Reduction in value of assets	-	-	14,900	2,285	-	17,185
Income (loss) from operations	-	(84,386)	92,536	10,267	-	18,417

Other income (expense):
Interest income (expense), net	-	(103,397)	5,115	(30)	-	(98,312)
Intercompany interest income (expense)	-	(107)	-	107	-	-
Other income (expense)	-	(1,732)	(759)	7	-	(2,484)
Equity in losses of consolidated subsidiaries	(255,721)	(107,768)	3,333	-	360,156	-
Income (loss) from operations before income taxes	(255,721)	(297,390)	100,225	10,351	360,156	(82,379)
Income taxes	-	(41,669)	47,771	(10,728)	-	(4,626)
Net loss from continuing operations	(255,721)	(255,721)	52,454	21,079	360,156	(77,753)
Loss from discontinued operations, net of tax	-	-	(177,968)	-	-	(177,968)
Net income (loss)	$(255,721)	$(255,721)	$(125,514)	$21,079	$360,156	$(255,721)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Income (Loss)
Year Ended December 31, 2019
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(255,721)	$(255,721)	$(125,514)	$21,079	$360,156	$(255,721)
Change in cumulative translation adjustment, net of tax	1,250	1,250	-	1,250	(2,500)	1,250
Comprehensive loss	$(254,471)	$(254,471)	$(125,514)	$22,329	$357,656	$(254,471)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Year Ended December 31, 2018
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$1,238,343	$271,769	$(31,255)	$1,478,857
Cost of revenues (exclusive of depreciation,
depletion, amortization and accretion)	-	(13,265)	823,908	191,100	(31,255)	970,488
Depreciation, depletion, amortization and
accretion	-	3,945	229,565	44,929	-	278,439
General and administrative expenses	-	95,725	129,667	51,076	-	276,468
Reduction in value of assets	-	-	230,429	92,284	-	322,713
Loss from operations	-	(86,405)	(175,226)	(107,620)	-	(369,251)

Other income (expense):
Interest expense, net	-	(103,594)	3,950	167	-	(99,477)
Other income (expense)	-	71	1,014	(2,763)	-	(1,678)
Equity in losses of consolidated subsidiaries	(858,115)	(707,348)	(597)	-	1,566,060	-
Loss from continuing operations before income taxes	(858,115)	(897,276)	(170,859)	(110,216)	1,566,060	(470,406)
Income taxes	-	(39,161)	(4,124)	282	-	(43,003)
Net loss from continuing operations	(858,115)	(858,115)	(166,735)	(110,498)	1,566,060	(427,403)
Loss from discontinued operations, net of income taxes	-	-	(429,983)	(729)	-	(430,712)
Net loss	$(858,115)	$(858,115)	$(596,718)	$(111,227)	$1,566,060	$(858,115)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Income (Loss)
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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Operations
Year Ended December 31, 2017
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$-	$-	$1,086,567	$234,663	$(15,701)	$1,305,529
Cost of revenues (exclusive of depreciation,
depletion, amortization and accretion)	-	(4,123)	733,600	176,033	(15,701)	889,809
Depreciation, depletion, amortization and
accretion	-	4,149	271,853	50,854	-	326,856
General and administrative expenses	-	86,840	142,166	56,591	-	285,597
Reduction in value of assets	-	-	2,273	8,117	-	10,390
Income (loss) from operations	-	(86,866)	(63,325)	(56,932)	-	(207,123)

Other income (expense):
Interest income (expense), net	-	(105,585)	4,451	(321)	-	(101,455)
Other income (expense)	-	(1,350)	202	(2,151)	-	(3,299)
Equity in earnings (losses) of consolidated subsidiaries	(205,921)	(76,394)	(964)	-	283,279	-
Income (loss) from continuing operations before income taxes	(205,921)	(270,195)	(59,636)	(59,404)	283,279	(311,877)
Income taxes	-	(64,274)	(59,169)	(8,119)	-	(131,562)
Net loss from continuing operations	(205,921)	(205,921)	(467)	(51,285)	283,279	(180,315)
Loss from discontinued operations, net of income tax	-	-	(6,696)	(18,910)	-	(25,606)
Net income (loss)	$(205,921)	$(205,921)	$(7,163)	$(70,195)	$283,279	$(205,921)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidating Statements of Comprehensive Income (Loss)
Year Ended December 31, 2017
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(205,921)	$(205,921)	$(7,163)	$(70,195)	$283,279	$(205,921)
Change in cumulative translation adjustment, net of tax	12,821	12,821	-	12,821	(25,642)	12,821
Comprehensive income (loss)	$(193,100)	$(193,100)	$(7,163)	$(57,374)	$257,637	$(193,100)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2019
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$18,408	$(12,879)	$128,409	$12,490	$146,428

Cash flows from investing activities:
Payments for capital expenditures	-	(6,173)	(112,994)	(21,298)	(140,465)
Proceeds from sales of assets	-	-	110,008	-	110,008
Net cash provided by (used in) investing activities	-	(6,173)	(2,986)	(21,298)	(30,457)

Cash flows from financing activities:
Purchases of treasury stock	(4,290)	-	-	-	(4,290)
Changes in notes with affiliated companies, net	(13,259)	127,661	(128,452)	14,050	-
Other	(859)	(143)	-	-	(1,002)
Net cash provided by (used in) financing activities	(18,408)	127,518	(128,452)	14,050	(5,292)
Effect of exchange rate changes on cash	-	-	-	961	961
Net change in cash, cash equivalents, and restricted cash	-	108,466	(3,029)	6,203	111,640

Cash, cash equivalents, and restricted cash at beginning of period	-	102,224	6,360	55,164	163,748
Cash, cash equivalents, and restricted cash at end of period	$-	$210,690	$3,331	$61,367	$275,388

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2018
(in thousands)
	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$23,866	$(2,013)	$150,510	$(4,023)	$(3,283)	$165,057

Cash flows from investing activities:
Payments for capital expenditures	-	(2,055)	(207,640)	(11,675)	-	(221,370)
Proceeds from sales of assets	-	-	20,003	13,296	-	33,299
Net cash provided by (used in) investing activities	-	(2,055)	(187,637)	1,621	-	(188,071)

Cash flows from financing activities:
Intercompany dividends	-	-	-	(3,283)	3,283	-
Changes in notes with affiliated companies, net	(21,734)	(19,787)	22,564	18,957	-	-
Other	(2,132)	(454)	-	-	-	(2,586)
Net cash provided by (used in) financing activities	(23,866)	(20,241)	22,564	15,674	3,283	(2,586)
Effect of exchange rate changes on cash	-	-	-	(3,135)	-	(3,135)
Net change in cash, cash equivalents, and restricted cash	-	(24,309)	(14,563)	10,137	-	(28,735)

Cash, cash equivalents, and restricted cash at beginning of period	-	126,533	20,923	45,027	-	192,483
Cash, cash equivalents, and restricted cash at end of period	$-	$102,224	$6,360	$55,164	$-	$163,748

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2017
(in thousands)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$26,221	$3,369	$89,739	$(22,903)	$96,426

Cash flows from investing activities:
Payments for capital expenditures	-	(1,041)	(148,738)	(15,154)	(164,933)
Other	-	-	23,485	4,784	28,269
Net cash used in investing activities	-	(1,041)	(125,253)	(10,370)	(136,664)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	500,000	-	-	500,000
Principal payments on long-term debt	-	(500,000)	-	-	(500,000)
Payment of debt issuance costs	-	(11,967)	-	-	(11,967)
Changes in notes with affiliated companies, net	(21,163)	8,727	4,648	7,788	-
Other	(5,058)	-	-	-	(5,058)
Net cash provided by (used in) financing activities	(26,221)	(3,240)	4,648	7,788	(17,025)
Effect of exchange rate changes on cash	-	-	-	3,654	3,654
Net decrease in cash, cash equivalents, and restricted cash	-	(912)	(30,866)	(21,831)	(53,609)

Cash, cash equivalents, and restricted cash at beginning of period	-	127,445	51,789	66,858	246,092
Cash, cash equivalents, and restricted cash at end of period	$-	$126,533	$20,923	$45,027	$192,483

(14) Interim Financial Information (Unaudited)

The following is a summary of consolidated interim financial information (in thousands):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$365,274	$367,438	$356,585	$336,072
Less:
Cost of revenues (exclusive of depreciation,
depletion, amortization and accretion)	240,053	229,532	231,927	223,570
Depreciation, depletion, amortization and accretion	56,343	51,271	45,104	43,741
Gross profit	68,878	86,635	79,554	68,761
Reduction in value of assets	-	7,557	9,628	-
Loss from continuing operations	(32,644)	(18,441)	(20,506)	(6,162)
Loss from discontinued operations, net of tax	(15,061)	(52,609)	(17,936)	(92,362)
Net loss	$(47,705)	$(71,050)	$(38,442)	$(98,524)

Loss per share from continuing operations:
Basic and diluted	$(2.10)	$(1.18)	$(1.31)	$(0.42)
Loss per share from discontinued operations:
Basic and diluted	$(0.97)	$(3.37)	$(1.15)	$(6.26)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$354,109	$356,901	$378,400	$389,447
Less:
Cost of revenues (exclusive of depreciation,
depletion, amortization and accretion)	240,583	235,679	245,832	248,394
Depreciation, depletion, amortization and accretion	75,761	67,862	69,338	65,478
Gross profit	37,765	53,360	63,230	75,575
Reduction in value of assets	-	-	-	322,713
Loss from continuing operations	(53,136)	(33,817)	(23,436)	(317,014)
Loss from discontinued operations, net of tax	(6,588)	7,427	1,620	(433,171)
Net loss	$(59,724)	$(26,390)	$(21,816)	$(750,185)

Loss per share from continuing operations:
Basic and diluted	$(3.45)	$(2.19)	$(1.52)	$(20.51)
Income (loss) per share from discontinued operations:
Basic and diluted	$(0.43)	$0.48	$0.10	$(28.03)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (SEC). In addition, the disclosure controls and procedures ensure that information required to be disclosed, accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2019 were effective to provide reasonable assurance that information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosures. Management’s report and the independent registered public accounting firm’s attestation report are included herein under the captions “Management’s Annual Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” and are incorporated herein by reference.

There has been no change in our internal control over financial reporting during the three months ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, and for performing an assessment of the effectiveness of internal control over our financial reporting as of December 31, 2019.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our management, including our CEO and CFO, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, our management determined that as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Our internal control over financial reporting as of December 31, 2019 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Superior Energy Services, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Superior Energy Services, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

February 28, 2020

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

The following financial statements are included in Part II of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm - Audit of Financial Statements

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm - Audit of Internal Control over Financial Reporting

(2)	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of December 18, 2019, by and among Superior Energy Services, Inc., New NAM, Inc., Forbes Energy Services Ltd. Spieth Newco, Inc., Spieth Merger Sub, Inc. and Fowler Merger Sub, Inc.

(incorporated herein by reference to Exhibit 2.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 18, 2019 (File No. 001-34037)).

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of February 20, 2020, by and among Superior Energy Services, Inc., New NAM, Inc., Forbes Energy Services Ltd. Spieth Newco, Inc., Spieth Merger Sub, Inc. and Fowler Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed February 26, 2020 (File No. 001-34037)).

3.1

Restated Certificate of Incorporation of Superior Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed August 7, 2013 (File No. 001-34037)), as amended by Certificate of Amendment of the Restated Certificate of Incorporation of Superior Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 18, 2019 (File No. 001-34037)).

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

4.2

Indenture, dated December 6, 2011, among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 12, 2011 (File No. 001-34037)), as amended by Supplemental Indenture, dated February 29, 2012, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed March 1, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated May 7, 2012, by and among SESI, L.L.C. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed May 8, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated August 29, 2014, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed September 2, 2014 (File No. 001-34037)), as further amended by Supplemental Indenture dated August 3, 2015, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed August 4, 2015 (File No. 001-34037)) as further amended by Supplemental Indenture dated August 17, 2017, by and among SESI L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed August 17, 2017 (File No. 001-34037)), as further amended by Supplemental Indenture, dated as of October 20, 2017, by and among SESI L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed October 23, 2017 (File No. 001-34037)) as further supplemented by Supplemental Indenture, dated as of February 14, 2020 by and among SESI, L.L.C., the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed February 14, 2020 (File No. 001-34037)).

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

4.4

Indenture, dated February 24, 2020, among SESI, L.L.C., the guarantors party thereto and UMB Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed February 26, 2020 (File No. 001-34037)).

4.5*	Description of the Company’s Common Stock.
10.1

Voting and Support Agreement, dated as of December 18, 2019, by and among Superior Energy Services, Inc., New NAM, Inc., Forbes Energy Services Ltd., Ascribe Capital LLC and each of the other parties thereto (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 18, 2019 (File No. 001-34037)).

10.2

Voting and Support Agreement, dated as of December 18, 2019, by and among Superior Energy Services, Inc., New NAM, Inc., Forbes Energy Services Ltd., Solace Capital Partners, L.P. and each of the other parties thereto

10.3

Voting and Support Agreement, dated as of December 18, 2019, by and among Superior Energy Services, Inc., New NAM, Inc., Forbes Energy Services Ltd. and John E. Crisp (incorporated herein by reference to Exhibit 10.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 18, 2019 (File No. 001-34037)).

10.4

Voting and Support Agreement, dated as of December 18, 2019, by and among Superior Energy Services, Inc., New NAM, Inc., Forbes Energy Services Ltd. and L. Melvin Cooper (incorporated herein by reference to Exhibit 10.4 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 18, 2019 (File No. 001-34037)).

10.5^

Superior Energy Services, Inc. 2013 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to Superior Energy Services, Inc.’s Definitive Proxy Statement filed April 29, 2013 (File No. 001-34037)).

10.6^

Superior Energy Services, Inc. Amended and Restated Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34037)).

10.7^

Superior Energy Services, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A to Superior Energy Services, Inc.’s Definitive Proxy Statement filed April 19, 2005 (File No. 333-22603)).

10.8^

Amended and Restated Superior Energy Services, Inc. 2004 Directors Restricted Stock Units Plan (incorporated herein by reference to Appendix B to Superior Energy Services, Inc.’s Definitive Proxy Statement filed April 20, 2006 (File No. 333-22603)).

10.9^

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

10.10^

Superior Energy Services, Inc. 2009 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed May 27, 2009 (File No. 001-34037)).

10.11^

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

10.13^

Form of Stock Option Agreement under the Superior Energy Services, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 14, 2011 (File No. 001-34037)).

10.14^

Superior Energy Services, Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed August 14, 2013 (File No. 001-34037)).

10.15^

Superior Energy Services, Inc. Amended and Restated 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed May 28, 2015 (File No. 001-34037)).

10.16^	Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed May 24, 2016).
10.17^

Form of Restricted Stock Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.14 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34037)).

10.18^

Form of Stock Option Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.15 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34037)).

10.19^

Form of Performance Share Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.16 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34037)).

10.20^

Form of Performance Share Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.15 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-34037)).

10.21^

Form of Restricted Stock Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.17 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-34037)).

10.22^

Form of Performance Share Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.18 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-34037)).

10.23^

Form of Stock Option Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.19 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-34037)).

10.24^

Form of Notice of Grant of Restricted Stock Units for Non-Management Directors under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.17 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34037)).

10.25^

Superior Energy Services, Inc. Directors Deferred Compensation Plan, as amended and restated December 8, 2014 (incorporated herein by reference to Exhibit 10.29 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed February 26, 2015 (File No. 001-34037)).

10.26^

Composite Form of Employment Agreement by and between Superior Energy Services, Inc. and its executive officers (incorporated herein by reference to Exhibit 10.19 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed February 22, 2018 (File No. 001-34037)).

10.27^

Superior Energy Services, Inc. Change of Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 18, 2012 (File No. 001-34037)).

10.28

Fifth Amended and Restated Credit Agreement, dated October 20, 2017, among SESI, L.L.C., Superior Energy Services, Inc., JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed October 23, 2017 (File No. 001-34037)), as amended by First Amendment to Fifth Amended and Restated Credit Agreement, dated September 25, 2018, among SESI, L.L.C., Superior Energy Services, Inc., the guarantors party thereto, JPMorgan Chase Bank N.A. as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed October 23, 2018 (File No. 001-34037)), as further amended by Second Amendment to Fifth Amended and Restated Credit Agreement, dated September 20, 2019, among SESI, L.L.C., Superior Energy Services, Inc., the guarantors party thereto, JPMorgan Chase Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed November 6, 2019 (File No. 001-34037)).

10.29

Guaranty and Collateral Agreement, dated October 20, 2017, among SESI, LLC, Superior Energy Services, Inc., the other obligors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed October 23, 2017 (File No. 001-34037)).

10.30^

Superior Energy Services, Inc. Amended and Restated Legacy CPX 2008 Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed November 8, 2012 (File No. 001-34037)).

10.31^

Form of Phantom Stock Unit Award Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed February 12, 2020 (File No. 001-34037)).

14.1

Our Shared Core Values at Work (Code of Conduct) (incorporated herein by reference to Exhibit 14.1 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed February 21, 2019 (File No. 001-34037)).

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

Date: February 28, 2020
	By:	/s/ David. D. Dunlap
David D. Dunlap
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Dunlap	President and Chief Executive Officer	February 28, 2020
David D. Dunlap	(Principal Executive Officer)

/s/ Westervelt T. Ballard, Jr. Westervelt T. Ballard, Jr.	Executive Vice President, Chief Financial Officer and Treasurer	February 28, 2020
(Principal Financial Officer)

/s/ James W. Spexarth	Chief Accounting Officer	February 28, 2020
James W. Spexarth	(Principal Accounting Officer)

/s/ Terence E. Hall	Chairman of the Board	February 28, 2020
Terence E. Hall

/s/ James M. Funk	Director	February 28, 2020
James M. Funk

/s/ Peter D. Kinnear	Director	February 28, 2020
Peter D. Kinnear

/s/ Janiece M. Longoria	Director	February 28, 2020
Janiece M. Longoria

/s/ Michael M. McShane	Director	February 28, 2020
Michael M. McShane

/s/ W. Matt Ralls	Director	February 28, 2020
W. Matt Ralls

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts

Years Ended December 31, 2019, 2018 and 2017

(in thousands)

		Balance at the	Charged to
		beginning of	costs and		Balance at the
Description		the year	expenses	Deductions	end of the year
2019
	Allowance for doubtful accounts	$12,080	$3,006	$2,930	$12,156
2018
	Allowance for doubtful accounts	$29,037	$3,569	$20,526	$12,080
2017
	Allowance for doubtful accounts	$29,740	$4,254	$4,957	$29,037