Form 10-Q
period 2020-03-31
SUPERIOR ENERGY SERVICES INC
filed 2020-05-21
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding on May 18, 2020 was 14,826,507.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$252,221	$272,624
Accounts receivable, net of allowance for doubtful accounts of $11,891 and $12,156 at March 31, 2020 and December 31, 2019, respectively	310,902	332,047
Income taxes receivable	29,914	740
Prepaid expenses	38,902	49,132
Inventory and other current assets	125,718	117,629
Assets held for sale	121,080	216,197
Total current assets	878,737	988,369

Property, plant and equipment, net of accumulated depreciation and depletion of $2,193,111 and $2,214,116 at March 31, 2020 and December 31, 2019, respectively	620,017	664,949
Operating lease right-of-use assets	76,533	80,906
Goodwill	136,155	137,695
Notes receivable	69,245	68,092
Restricted cash	2,773	2,764
Intangible and other long-term assets, net of accumulated amortization of $23,459 and $23,199 at March 31, 2020 and December 31, 2019, respectively	47,431	50,455
Total assets	$1,830,891	$1,993,230

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$73,144	$92,966
Accrued expenses	164,883	182,934
Current portion of decommissioning liabilities	3,677	3,649
Liabilities held for sale	8,226	44,938
Total current liabilities	249,930	324,487

Long-term debt, net	1,284,008	1,286,629
Decommissioning liabilities	134,031	132,632
Operating lease liabilities	57,948	62,354
Deferred income taxes	7,129	3,247
Other long-term liabilities	129,955	134,308

Stockholders’ equity (deficit):
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized - 25,000,000, Issued - 15,798,428, Outstanding - 14,826,016 at March 31, 2020	16	16
Authorized - 25,000,000, Issued - 15,689,463, Outstanding - 14,717,051 at December 31, 2019
Additional paid-in capital	2,755,178	2,752,859
Treasury stock at cost, 972,412 shares at March 31, 2020 and December 31, 2019, respectively	(4,290)	(4,290)
Accumulated other comprehensive loss, net	(76,465)	(71,927)
Accumulated deficit	(2,706,549)	(2,627,085)
Total stockholders’ equity (deficit)	(32,110)	49,573
Total liabilities and stockholders’ equity (deficit)	$1,830,891	$1,993,230

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Services	$180,236	$239,274
Rentals	100,105	91,036
Product sales	41,156	34,964
Total revenues	321,497	365,274
Costs and expenses:
Cost of services	140,199	178,725
Cost of rentals	40,043	41,687
Cost of sales	31,444	19,641
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	211,686	240,053
Depreciation, depletion, amortization and accretion - services	23,159	36,622
Depreciation, depletion, amortization and accretion - rentals	12,820	15,663
Depreciation, depletion, amortization and accretion - sales	5,376	4,058
General and administrative expenses	65,157	71,112
Reduction in value of assets	16,522	-
Loss from operations	(13,223)	(2,234)

Other expense:
Interest expense, net	(25,134)	(25,121)
Other expense	(4,232)	(1,612)
Loss from continuing operations before income taxes	(42,589)	(28,967)
Income taxes	(10,254)	3,677
Net loss from continuing operations	(32,335)	(32,644)
Loss from discontinued operations, net of income tax	(47,129)	(15,061)
Net loss	$(79,464)	$(47,705)

Basic and diluted loss per share:
Net loss from continuing operations	$(2.18)	$(2.10)
Loss from discontinued operations	(3.18)	(0.97)
Net loss	$(5.36)	$(3.07)

Weighted average shares outstanding	14,809	15,578

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2020	2019
Net loss	(79,464)	(47,705)
Change in cumulative translation adjustment, net of tax	(4,538)	1,073
Comprehensive loss	$(84,002)	$(46,632)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(79,464)	$(47,705)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	41,355	82,439
Deferred income taxes	3,882	-
Reduction in value of assets	16,522	-
Reduction in value of assets held for sale	46,358	-
Right-of-use assets amortization	4,373	5,741
Stock-based compensation expense	3,584	8,453
Other reconciling items, net	1,776	(9,727)
Changes in operating assets and liabilities:
Accounts receivable	(3,448)	26,590
Prepaid expenses	4,129	(7,333)
Inventory and other current assets	(2,077)	1,392
Accounts payable	(17,086)	(8,172)
Accrued expenses	(20,540)	(17,709)
Income taxes	(28,479)	-
Other, net	(3,125)	(6,590)
Net cash provided by (used in) operating activities	(32,240)	27,379

Cash flows from investing activities:
Payments for capital expenditures	(18,563)	(41,160)
Proceeds from sales of assets	33,045	5,066
Net cash provided by (used in) investing activities	14,482	(36,094)

Cash flows from financing activities:
Tax withholdings for vested restricted stock units	(208)	(1,667)
Net cash used in financing activities	(208)	(1,667)
Effect of exchange rate changes on cash	(2,428)	924
Net change in cash, cash equivalents, and restricted cash	(20,394)	(9,458)
Cash, cash equivalents, and restricted cash at beginning of period	275,388	163,748
Cash, cash equivalents, and restricted cash at end of period	$254,994	$154,290

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Three Months Ended March 31, 2020 and 2019
(in thousands, except share data)
(unaudited)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Treasury	comprehensive	Accumulated
	shares	stock	capital	stock	loss, net	deficit	Total
Balances, December 31, 2019	15,689,463	$16	$2,752,859	$(4,290)	$(71,927)	$(2,627,085)	$49,573
Net loss	-	-	-	-	-	(79,464)	(79,464)
Foreign currency translation adjustment	-	-	-	-	(4,538)	-	(4,538)
Stock-based compensation expense,
net of forfeitures	-	-	2,527	-	-	-	2,527
Transactions under stock plans	108,965	-	(208)	-	-	-	(208)
Balances, March 31, 2020	15,798,428	$16	$2,755,178	$(4,290)	$(76,465)	$(2,706,549)	$(32,110)

Balances, December 31, 2018	15,488,542	$155	$2,735,125	$-	$(73,177)	$(2,371,364)	$290,739
Net loss	-	-	-	-	-	(47,705)	(47,705)
Foreign currency translation adjustment	-	-	-	-	1,073	-	1,073
Stock-based compensation expense,
net of forfeitures	-	-	5,625	-	-	-	5,625
Transactions under stock plans	107,118	1	(1,667)	-	-	-	(1,666)
Balances, March 31, 2019	15,595,660	$156	$2,739,083	$-	$(72,104)	$(2,419,069)	$248,066

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Three Months Ended March 31, 2020

(1)Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC); however, management believes the disclosures that are made are adequate to make the information presented not misleading. These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

The financial information of Superior Energy Services, Inc. and its subsidiaries (the Company) for the three months ended March 31, 2020 and 2019 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. Certain previously reported amounts have been reclassified to conform to the 2020 presentation. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

On December 18, 2019, the Company amended its articles of incorporation to effect a reverse stock split of the issued and outstanding shares of its common stock pursuant to which each 10 shares of the Company’s issued and outstanding common stock were combined into one share of the Company’s common stock, and the authorized number of the Company’s common stock was proportionally reduced to 25 million shares. Fractional shares of common stock resulting from the reverse stock split were settled in cash. All shares of common stock and per share data presented in the condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.

The Company evaluates events that occur after the balance sheet date but before the financial statements are issued for potential recognition or disclosure. Based on the evaluation, the Company determined that there were no material subsequent events, other than as described below, that required disclosure or recognition in these condensed consolidated financial statements.

Recent Developments

•Combination

On December 18, 2019, the Company entered into a definitive merger agreement (as amended on February 20, 2020, the Merger Agreement) to divest its U.S. service rig, coiled tubing, wireline, pressure control, flowback, fluid management and accommodations service lines (the Superior Energy U.S. Business) and combine them with Forbes Energy Services Ltd. (Forbes) to create a new consolidation platform for U.S. completion, production and water solutions (the Combination).

While the Company and Forbes have worked diligently to complete the Combination, the significant reduction in crude oil prices caused primarily by the COVID-19 pandemic has resulted in a significant decline in demand for services provided by the Superior Energy U.S. Business and Forbes. While management continues to believe that the Company should be separated into two distinct companies as contemplated by the Combination, the COVID-19 pandemic and oil price decline have made it impractical to complete the Combination on the terms originally contemplated. As a result, the Company expects the Merger Agreement will be terminated in accordance with its terms on May 31, 2020.

•Related Financing Transactions

As a condition of the Combination, SESI, L.L.C. (SESI), the Company’s wholly owned subsidiary, consummated an offer to exchange (the Exchange Offer) up to $635.0 million of SESI’s previously outstanding $800.0 million aggregate principal amount of 7.125% Senior Notes due 2021 (the Original Notes) for up to $635.0 million aggregate principal amount of SESI’s 7.125% Senior Notes due 2021 (the New Notes) and conducted a concurrent consent solicitation (the Consent Solicitation) to amend the liens covenant in the indenture (the Proposed Amendment) governing the Original Notes (the Original Notes Indenture) to permit the issuance of the 8.750% Senior Second Lien Secured Notes due 2026 (the Superior Secured Notes) to be issued by SESI upon the terms and subject to the conditions set forth in SESI’s offering memorandum and consent solicitation statement, dated as of January 6, 2020 (as amended by the press releases dated January 16, 2020, January 22, 2020, January 31, 2020, February 19, 2020 and February 20, 2020 issued by the Company and Supplement No. 1 to the Offering Memorandum and Consent Solicitation, dated as of January 31, 2020 (the Offering Memorandum)). A supplemental indenture by and among SESI, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee, related to the Proposed Amendment was executed on February 14, 2020.

The Exchange Offer expired at 5:00 p.m., New York City time, on February 21, 2020.

If the Combination is not consummated by May 31, 2020 or is earlier terminated or abandoned, the New Notes issued in the Exchange Offer will be automatically exchanged for an equal principal amount of Original Notes to be issued as “Additional Notes” under the

Original Notes Indenture, which notes shall accrue interest from the Termination Exchange Date at a rate of 7.125% per year (the “Termination Exchange”). Accordingly, if the Termination Exchange occurs, (i) the 9.750% Senior Second Lien Secured Notes due 2025 will not be issued by Arita Energy, Inc., the 8.750% Senior Second Lien Secured Notes due 2026 will not be issued by SESI, the $6.35 million in cash constituting the total consent payment will not be made and the Proposed Amendment will not become operative and (ii) eligible holders of New Notes that were issued in exchange for Original Notes in the Exchange Offer will receive, pursuant to the Termination Exchange, an aggregate principal amount of Original Notes equal to the Exchange Consideration (as defined in the Offering Memorandum).

•COVID-19 Pandemic and Market Conditions

The Company’s operations were disrupted due to the circumstances surrounding the COVID-19 pandemic including, but not limited to, suggested and mandated social distancing and stay at home orders, resulting in the Company having to modify its business practices. The Company experienced delays in the preparation of its financial statements as a result of the COVID-19 pandemic and availed itself of the SEC’s order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the Exchange Act), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as amended by Release No. 34-88465 issued on March 25, 2020 to extend the original deadline of May 11, 2020 for the filing of this Quarterly Report. Management of the Company believes it has proactively addressed many of the known operational impacts of the COVID-19 pandemic to the extent possible and will strive to continue to do so, but there can be no guarantee the measures will be fully effective.

Furthermore, the oil and gas industry has experienced unprecedented price disruptions during 2020, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the announcement by Saudi Arabia of a significant increase in its maximum crude oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of the Organization of the Petroleum Exporting Countries and its broader partners (OPEC+) would expire on April 1, 2020. On April 12, 2020, members of OPEC+ agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic. Activity declined in the face of depressed crude oil pricing, with the average U.S. land rig count dropping 25% in the first quarter of 2020 as compared to the first quarter of 2019. The global rig count has continued to decline during the beginning of the second quarter of 2020 as well. These market conditions have significantly impacted the Company’s business, with a more severe impact to the North American business in the first quarter of 2020. As customers continue to revise their capital budgets in order to adjust spending levels in response to lower commodity prices, the Company has experienced significant pricing pressure for its products and services. The Company expects such pricing pressure to continue during the remainder of 2020 if the economic climate in the United States and abroad continues to deteriorate.

•Ransomware Attack

On March 31, 2020, the Company detected a ransomware attack on its network that temporarily disrupted access to some systems. The Company immediately took steps to isolate affected systems and contain disruption to the Company’s information technology infrastructure. The Company also implemented measures to prevent additional systems from being affected, including taking systems offline as a precaution. The Company engaged third party information technology experts to restore and recover those affected systems to full functionality as quickly as possible. The Company believes there has not been any material impact to its operating activities or its controls over financial reporting. The Company does not believe that this incident will have a long-term material adverse impact on its business, results of operations or financial condition. The Company has implemented enhanced security features and monitoring procedures to mitigate the likelihood of similar future events.

New York Stock Exchange Notice

On March 30, 2020, the Company received a written notice from the New York Stock Exchange (the NYSE) notifying the Company that it was not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because the average global market capitalization of the Company’s common stock over a consecutive 30 trading-day period was less than $50 million and, at the same time, its stockholders’ equity was less than $50 million (the $50 Million Standard).

In response to the significant volatility in the financial markets caused by the COVID-19 pandemic, on April 21, 2020, the SEC approved, with immediate effectiveness, the NYSE’s proposal to permit a longer cure period for NYSE-listed companies to regain compliance with the $50 Million Standard by tolling their respective compliance periods through June 30, 2020 (the Tolling Order). Under the NYSE rules, the Company would normally have 18 months to cure the noncompliance (the 18-Month Cure Period). However, in accordance with the Tolling Order, the Company’s 18-Month Cure Period will be paused through June 30, 2020, and will resume on July 1, 2020. On May 14, 2020, the Company submitted its plan (the Plan) to cure the deficiency and regain compliance with the $50 Million Standard.

If the NYSE accepts the Company’s Plan, the Company’s common stock will continue to be traded on the NYSE during the 18-Month Cure Period, as extended by the Tolling Order, subject to the Company’s compliance with the Plan and other continued listing requirements.

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

Performance Obligations

A performance obligation arises under contracts with customers to render services, provide rentals or sell products, and is the unit of account under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The Company accounts for services rendered and rentals provided separately if they are distinct and the service or rental is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered or rentals provided on its own or with other resources that are readily available to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. A contract’s standalone selling prices are determined based on the prices that the Company charges for its services rendered, rentals provided, and products sold. The majority of the Company’s performance obligations are satisfied over time, which is generally represented by a period of 30 days or less. The Company’s payment terms vary by the type of products or services offered. The term between invoicing and when the payment is due is typically 30 days.

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

Product Sales Revenue: products are generally sold based upon purchase orders or contracts with the Company’s customers that include fixed or determinable prices but do not include right of return provisions or other significant post-delivery obligations. The Company recognizes revenue from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by the customer.

The Company expenses sales commissions when incurred because the amortization period would have been one year or less.

Disaggregation of revenue

The following table presents the Company’s revenues by segment disaggregated by geography (in thousands):

	Three Months Ended March 31,
	2020	2019
U.S. land
Drilling Products and Services	$36,656	$48,217
Onshore Completion and Workover Services	61,218	103,136
Production Services	30,667	40,666
Technical Solutions	6,137	11,920
Total U.S. land	$134,678	$203,939

U.S. offshore
Drilling Products and Services	$37,224	$29,067
Onshore Completion and Workover Services	-	-
Production Services	11,299	19,272
Technical Solutions	31,533	20,933
Total U.S. offshore	$80,056	$69,272

International
Drilling Products and Services	$30,113	$23,795
Onshore Completion and Workover Services	-	-
Production Services	59,538	43,512
Technical Solutions	17,112	24,756
Total International	$106,763	$92,063
Total Revenues	$321,497	$365,274

The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	Three Months Ended March 31,
	2020	2019
Services
Drilling Products and Services	$14,576	$18,959
Onshore Completion and Workover Services	54,104	92,516
Production Services	82,794	87,994
Technical Solutions	28,762	39,805
Total services	$180,236	$239,274

Rentals
Drilling Products and Services	$77,829	$69,958
Onshore Completion and Workover Services	7,114	10,620
Production Services	8,788	8,602
Technical Solutions	6,374	1,856
Total rentals	$100,105	$91,036

Product Sales
Drilling Products and Services	$11,588	$12,162
Onshore Completion and Workover Services	-	-
Production Services	9,922	6,854
Technical Solutions	19,646	15,948
Total product sales	$41,156	$34,964
Total Revenues	$321,497	$365,274

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

	March 31, 2020	December 31, 2019
Finished goods	$50,224	$45,127
Raw materials	16,151	16,130
Work-in-process	9,542	9,360
Supplies and consumables	35,038	33,322
Total	$110,955	$103,939

(4)Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company related to costs associated with the abandonment of the acquired property. Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%. The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities. The Company recorded interest income related to notes receivable of $1.2 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively.

(5)Debt

The Company’s outstanding debt is as follows (in thousands):

		March 31, 2020	December 31, 2019
	Stated Interest Rate (%)	Long-term
Senior unsecured notes due September 2024	7.750	$500,000	$500,000
New senior unsecured notes due December 2021	7.125	617,888	-
Original senior unsecured notes due December 2021	7.125	182,112	800,000
Total debt, gross		1,300,000	1,300,000
Unamortized debt issuance costs		(15,992)	(13,371)
Total debt, net		$1,284,008	$1,286,629

Credit Facility

The Company has an asset-based revolving credit facility which matures in October 2022. The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves. Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7.125% senior unsecured notes due 2021. On March 2, 2020, the Company amended its credit facility to increase the capacity for foreign letters of credit from $25.0 million to $40.0 million. At March 31, 2020, the borrowing base was $201.2 million and the Company had $103.4 million of letters of credit outstanding that reduced its borrowing availability under the revolving credit facility. The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.

Senior Unsecured Notes

In connection with the Exchange Offer, $617.9 million aggregate principal amount of outstanding Original Notes were validly tendered for exchange and not withdrawn, representing 77.24% of the aggregate principal amount of Original Notes outstanding upon commencement of the Exchange Offer. SESI accepted all validly tendered Original Notes and issued $617.9 million aggregate principal amount of New Notes pursuant to the New Notes Indenture. As a result of the Exchange Offer, as of March 31, 2020, the Company has outstanding $182.1 million of Original Notes and $617.9 million of New Notes due December 2021. The Original Notes Indenture requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.The New Notes Indenture requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.

The Company also has outstanding $500 million of senior unsecured notes due September 2024. The indenture governing the 7.75% senior unsecured notes due 2024 requires semi-annual interest payments on March 15 and September 15 of each year through the maturity date of September 15, 2024.

(6)Decommissioning Liabilities

The Company’s decommissioning liabilities associated with an oil and gas property and its related assets include liabilities related to the plugging of wells, removal of the related platform and equipment, and site restoration. The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially. The Company had decommissioning liabilities of $137.7 million and $136.3 million at March 31, 2020 and December 31, 2019, respectively.

(7) Leases

Accounting Policy for Leases

The Company determines if an arrangement is a lease at inception. All of the Company’s leases are operating leases and are included in right-of-use (ROU) assets, accounts payable and operating lease liabilities in the condensed consolidated balance sheet.

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

Overview

The Company’s operating leases are primarily for real estate, machinery and equipment, and vehicles. The terms and conditions for these leases vary by the type of underlying asset. Total operating lease expense was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Long-term fixed lease expense	$7,473	$8,105
Long-term variable lease expense	124	87
Short-term lease expense	4,423	5,278
Total operating lease expense	$12,020	$13,470

Supplemental Balance Sheet and Cash Flows Information

Operating leases were as follows (in thousands):

	March 31, 2020	December 31, 2019
Operating lease ROU assets	$76,533	$80,906

Accrued expenses	$20,509	$21,072
Operating lease liabilities	57,948	62,354
Total operating lease liabilities	$78,457	$83,426

Weighted average remaining lease term	9 years	9 years
Weighted average discount rate	6.75%	6.75%

	Three Months Ended March 31,
	2020	2019
Cash paid for operating leases	$7,757	$8,742
ROU assets obtained in exchange for lease obligations	$1,465	$6,877

Maturities of operating lease liabilities at March 31, 2020 are as follows (in thousands):

Remainder of 2020	$20,996
2021	21,966
2022	14,603
2023	10,996
2024	8,024
Thereafter	46,002
Total lease payments	122,587
Less imputed interest	44,130
Total	$78,457

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at March 31, 2020
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$-	$13,144	$-	$13,144
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$2,156	$-	$2,156
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$18,266	$-	$18,266
Total debt	$393,531	$-	$-	$393,531

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$-	$15,499	$-	$15,499
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$1,372	$-	$1,372
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$23,466	$-	$23,466
Total debt	$1,021,300	$-	$-	$1,021,300

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

The following table reflects the fair value measurements used in testing the impairment of long-lived assets (in thousands):

	March 31, 2020
	Impairment	Fair Value
Property, plant and equipment, net	$16,522	$13,593

Fair value is measured as of impairment date using Level 3 inputs. See Note 10 for a discussion of the reduction in value of assets recorded during the three months ended March 31, 2020.

(9) Segment Information

Business Segments

The Drilling Products and Services segment rents and sells premium drill pipe, bottom hole assemblies, tubulars and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. It also provides on-site accommodations and machining services. The Onshore Completion and Workover Services segment provides fluid handling services and workover and maintenance services. The Production Services segment provides intervention services such as coiled tubing, cased hole and mechanical wireline, hydraulic workover and snubbing, production testing and optimization, and remedial pumping services. The Technical Solutions segment provides services typically requiring specialized engineering, manufacturing or project planning, including well containment systems, stimulation and sand control services and the production and sale of oil and gas.

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

Summarized financial information for the Company’s segments is as follows (in thousands):

Three Months Ended March 31, 2020

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$103,993	$61,218	$101,504	$54,782	$-	$321,497
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion	34,963	52,589	82,612	41,522	-	211,686
Depreciation, depletion, amortization
and accretion	17,790	6,313	10,838	5,345	1,069	41,355
General and administrative expenses	14,513	5,314	7,855	13,991	23,484	65,157
Reduction in value of assets	-	-	4,096	12,426	-	16,522
Income (loss) from operations	36,727	(2,998)	(3,897)	(18,502)	(24,553)	(13,223)
Interest income (expense), net	-	-	-	1,173	(26,307)	(25,134)
Other expense	-	-	-	-	(4,232)	(4,232)
Income (loss) from continuing operations
before income taxes	$36,727	$(2,998)	$(3,897)	$(17,329)	$(55,092)	$(42,589)

Three Months Ended March 31, 2019

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$101,079	$103,136	$103,450	$57,609	$-	$365,274
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion	42,205	81,689	79,881	36,278	-	240,053
Depreciation, depletion, amortization
and accretion	23,026	11,647	14,140	6,310	1,220	56,343
General and administrative expenses	14,569	7,842	7,812	15,937	24,952	71,112
Income (loss) from operations	21,279	1,958	1,617	(916)	(26,172)	(2,234)
Interest income (expense), net	-	-	-	1,018	(26,139)	(25,121)
Other expense	-	-	-	-	(1,612)	(1,612)
Income (loss) from continuing operations
before income taxes	$21,279	$1,958	$1,617	$102	$(53,923)	$(28,967)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
March 31, 2020	$681,004	$353,331	$422,673	$309,719	$64,164	$1,830,891
December 31, 2019	$659,621	467,697	$421,848	$377,627	$66,437	$1,993,230

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

Revenues
	Three Months Ended March 31,
	2020	2019
United States	$214,734	$273,211
Other countries	106,763	92,063
Total	$321,497	$365,274

Long-Lived Assets

	March 31, 2020	December 31, 2019
United States	$447,308	$489,189
Other countries	172,709	175,760
Total	$620,017	$664,949

(10)Reduction in Value of Assets

During the first quarter of 2020, in line with the rapidly changing market conditions, the Company’s market capitalization also deteriorated. The Company determined that the recent events constituted a triggering event that required the Company to review the recoverability of its long-lived assets and to perform an interim goodwill impairment as of March 31, 2020.

Reduction in Value of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to their fair value calculated, in part, by the estimated undiscounted future cash flows expected to be generated by the assets. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance. Estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance. The Company’s assets are grouped by line of business or division for the impairment testing, which represents the lowest level of identifiable cash flows. If the asset grouping’s fair value is less than the carrying amount of the asset grouping, impairment losses are recorded in the amount by which the carrying amount of asset grouping exceeds the fair value. The estimate of fair value represents the Company’s best estimate based on industry trends and reference to market transactions and is subject to variability.

During the three months ended March 31, 2020, the Company recorded $16.5 million in connection with the reduction in the value of its long-lived assets. The reduction in value of assets was comprised of $4.1 million and $12.4 million related to property, plant and equipment in the Production Services segment and the Technical Solutions segment, respectively.

Goodwill

The Company performs the goodwill impairment test on an annual basis as of October 1 or more often if events or circumstances indicate there may be an impairment. Goodwill impairment testing is performed at the reporting unit level, which is consistent with the reporting segments. The Company assesses whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained decrease in the Company’s stock price and market capitalization, a decline in the expected future cash flows, overall weakness in the industry, and slower growth rates.

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

The result of the goodwill impairment assessment indicated that the fair value of the Drilling Products and Services segment exceeded its net book value and, therefore, no goodwill impairment was recorded. The Company will continue to evaluate the Drilling Products and Services segment for potential goodwill impairment in the second quarter of 2020 as market conditions evolve.

(11)Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (the Eligible Participants). Under the stock incentive plans, the Company may grant incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants. The Company’s total compensation expense related to these plans was approximately $3.6 million and $8.0 million for the three months ended March 31, 2020 and 2019, respectively, which is reflected in general and administrative expenses.

(12) Income Taxes

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a substantial tax relief and spending package intended to provide economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act allows corporations with net operating losses generated in 2018, 2019 and 2020 to elect to carryback those losses for a period of five years and relaxes the limitation for business interest deductions for 2019 and 2020. Under the provisions of the CARES Act, the Company anticipates receiving a refund of approximately $30.0 million during the second half of 2020.

The Company had $13.2 million of unrecorded tax benefits as of each of March 31, 2020 and December 31, 2019, all of which would impact the Company’s effective tax rate if recognized. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

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

The Company incurred a loss from continuing operations for the three months ended March 31, 2020 and 2019; therefore the impact of any incremental shares would be anti-dilutive.

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

(15) Supplemental Guarantor Information

SESI, L.L.C. (the Issuer), a 100% owned subsidiary of Superior Energy Services, Inc. (the Parent), has $500 million of 7.75% senior unsecured notes due 2024 (the SESI 2024 notes). The Parent, along with certain of its direct and indirect 100% owned domestic subsidiaries (the subsidiary guarantors, and together with the Parent, the guarantors), have entered into guarantees of the outstanding SESI 2024 notes (the guarantees). All guarantees provided by the guarantors are full and unconditional, joint and several, except that the guarantee of any subsidiary guarantor may be released under certain customary circumstances, including (i) in connection with a sale or other disposition of all or substantially all of the assets of the applicable subsidiary guarantor (including by way of merger or consolidation) to a person that is not the Issuer, Parent or a subsidiary of the Issuer; (ii) in connection with a sale or other disposition of all of the capital stock of such subsidiary guarantor to a person that is not the Parent or Issuer or their respective subsidiaries; and (iii) upon legal defeasance or satisfaction and discharge of the indenture governing the SESI 2024 notes. The Parent will be released from its guarantee only in connection with any legal defeasance or satisfaction and discharge of the indenture.

With respect to each guarantor, each guarantee is a general unsecured senior obligation of such guarantor and

•ranks equally in right of payment with all existing and future senior unsecured indebtedness of such guarantor;

•is senior in right of payment to any future subordinated obligations of such guarantor; and

•is effectively subordinated to existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness.

The guarantee obligations of the Parent and each subsidiary guarantor is limited as necessary to prevent the guarantee from constituting a fraudulent conveyance under applicable law. If a guarantee were rendered voidable, it could be subordinated by a court to all other indebtedness (including guarantees and other contingent liabilities) of the applicable guarantor, and, depending on the amount of such indebtedness, such guarantor’s liability on its guarantee could be reduced to zero.

The SESI 2024 notes and the guarantees are structurally subordinated to all indebtedness and other obligations of any of the subsidiary guarantors that do not guarantee the SESI 2024 notes (the non-guarantor subsidiaries). Such non-guarantor subsidiaries have no obligation, contingent or otherwise, to pay amounts due under the SESI 2024 notes or to make funds available to pay those amounts, whether by dividends, distributions, loans or other payments.

The following summarized financial information presents the financial information of the Parent, Issuer and the subsidiary guarantors (collectively, the Obligor Group), on a combined basis, after elimination of (i) intercompany transactions and balances among the Parent, Issuer and the subsidiary guarantors and (ii) equity in earnings from and investments in any subsidiary of the Parent that is not the Issuer or a subsidiary guarantor.

OBLIGOR GROUP
Summarized Balance Sheets Information
(in thousands)
(unaudited)

	March 31, 2020	December 31, 2019
Current assets	$693,625	$789,562
Noncurrent assets	1,087,934	1,134,238
Total assets	$1,781,559	$1,923,800

Current liabilities	$191,968	$261,743
Noncurrent liabilities	2,044,725	2,039,138
Total liabilities	$2,236,693	$2,300,881

OBLIGOR GROUP
Summarized Statements of Operations Information
(in thousands)
(unaudited)

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Total revenues	$245,797	$1,126,456
Cost of revenues	160,926	723,451

Loss from operations before income taxes	(37,265)	(92,731)
Income taxes	(12,325)	6,102
Net loss from continuing operations	(24,940)	(98,833)
Loss from discontinued operations, net of tax	(47,129)	(177,968)
Net loss attributable to the obligor group	$(72,069)	$(276,801)

The same accounting policies as described in Note 1 to the consolidated financial statements included in this Quarterly Report are used by the Parent and each of its subsidiaries in connection with the summarized financial information presented above.

(16) Discontinued Operations

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

The following table summarizes the components of loss from discontinued operations, net of tax for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues	$254	$101,902
Cost of services	5,459	90,110

Loss from discontinued operations before tax	(59,651)	(17,037)
Loss from discontinued operations, net of income tax	47,129	(15,061)

For the three months ended March 31, 2020, loss from discontinued operations included $46.4 million in the reduction in value of assets relating to the impairment of property, plant and equipment.

The following summarizes the assets and liabilities related to the Pumpco business reported as discontinued operations (in thousands):

	March 31, 2020	December 31, 2019
Current assets:
Accounts receivable, net	$-	$25,106
Other current assets	4,894	6,215
Total current assets	$4,894	$31,321

Property, plant and equipment, net	115,363	179,144
Operating lease ROU assets	823	5,732
Total assets	$121,080	$216,197

Current liabilities:
Accounts payable	$495	$14,370
Accrued expenses	4,335	24,751
Total current liabilities	4,830	39,121

Operating lease liabilities	2,994	5,415
Other long-term liabilities	402	402
Total liabilities	$8,226	$44,938

Significant operating non-cash items of Pumpco and cash flows from investing activities were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flows from discontinued operating activities:
Depreciation and amortization	$-	$26,096
Reduction in value of assets	46,358	-

Cash flows from discontinued investing activities:
Payments for capital expenditures	$-	$(14,931)
Proceeds from sales of assets	8,449	-

(17) New Accounting Pronouncements

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (the FASB) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses model (the CECL). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses on financial instruments at the time the asset is originated or acquired. This update will apply to receivables arising from revenue transactions. The new standard is effective for the Company beginning on January 1, 2023. The Company is evaluating the effect ASU 2016-13 will have on its consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this Quarterly Report) and other documents filed by us with the SEC contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements other than statements of historical fact included in this Quarterly Report or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

•the conditions in the oil and gas industry;

•the effects of public health threats, pandemics and epidemics, like the COVID-19 pandemic, and the adverse impact thereof on our business, financial condition, results of operations and liquidity, including, but not limited to, our growth, operating costs, supply chain, labor availability, logistical capabilities, customer demand and industry demand generally, margins, utilization, cash position, taxes, the price of our securities, and our ability to access capital markets;

•the ability of the members of OPEC+ to agree on and to maintain crude oil price and production controls;

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

•potential impacts of cyber-attacks on our operations;

•counterparty risks associated with reliance on key suppliers;

•challenges with estimating our potential liabilities related to our oil and natural gas property;

•risks associated with potential changes of the Bureau of Ocean Energy Management’s security and bonding requirements for offshore platforms;

•the potential failure to consummate the Combination (as defined herein);

•the amount of the costs, fees, expenses and charges related to the Combination, including pursuant to the Merger Agreement;

•failure to complete the Combination could negatively impact our business and financial results;

•failure of management to focus on alternative opportunities as a result of the Combination.

These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements. We undertake no obligation to update any of our forward-looking statements for any reason and, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

Recent Developments

•Combination

On December 18, 2019, we entered into a definitive merger agreement (as amended on February 20, 2020, the Merger Agreement) to divest our U.S. service rig, coiled tubing, wireline, pressure control, flowback, fluid management and accommodations service lines (the Superior Energy U.S. Business) and combine them with Forbes Energy Services Ltd. (Forbes) to create a new consolidation platform for U.S. completion, production and water solutions (the Combination).

While we and Forbes have worked diligently to complete the Combination, the significant reduction in crude oil prices caused primarily by the COVID-19 pandemic has resulted in a significant decline in demand for services provided by the Superior Energy U.S. Business and Forbes. While management continues to believe that the Company should be separated into two distinct companies as contemplated by the Combination, the COVID-19 pandemic and oil price decline have made it impractical to complete the Combination on the terms originally contemplated. As a result, we expect the Merger Agreement will be terminates in accordance with its terms on May 31, 2020.

•Related Financing Transactions

As a condition of the Combination, SESI, L.L.C. (SESI), our wholly owned subsidiary, consummated an offer to exchange (the Exchange Offer) up to $635.0 million of SESI’s previously outstanding $800.0 million aggregate principal amount of 7.125% Senior Notes due 2021 (the Original Notes) for up to $635.0 million aggregate principal amount of SESI’s 7.125% Senior Notes due 2021 (the New Notes) and conducted a concurrent consent solicitation (the Consent Solicitation) to amend the liens covenant in the indenture (the Proposed Amendment) governing the Original Notes (the Original Notes Indenture) to permit the issuance of the 8.750% Senior Second Lien Secured Notes due 2026 (the Superior Secured Notes) to be issued by SESI upon the terms and subject to the conditions set forth in SESI’s offering memorandum and consent solicitation statement, dated as of January 6, 2020 (as amended by the press releases dated January 16, 2020, January 22, 2020, January 31, 2020, February 14, 2020, February 19, 2020 and February 20, 2020 issued by the Company and Supplement No. 1 to the Offering Memorandum and Consent Solicitation, dated as of January 31, 2020 (the Offering Memorandum)). A supplemental indenture by and among SESI, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee, related to the Proposed Amendment was executed on February 14, 2020. The Original Notes outstanding after the Exchange Offer are governed by the Original Notes Indenture, as amended by the Proposed Amendment, provided that the Proposed Amendment will only become operative immediately prior to the consummation of the Combination.

The Exchange Offer expired at 5:00 p.m., New York City time, on February 21, 2020.

If the Combination is not consummated by May 31, 2020 or is earlier terminated or abandoned, the New Notes issued in the Exchange Offer will be automatically exchanged for an equal principal amount of Original Notes to be issued as “Additional Notes” under the Original Notes Indenture, which notes shall accrue interest from the Termination Exchange Date at a rate of 7.125% per year (the “Termination Exchange”). Accordingly, if the Termination Exchange occurs, (i) the 9.750% Senior Second Lien Secured Notes due 2025 will not be issued by Arita Energy, Inc., the 8.750% Senior Second Lien Secured Notes due 2026 will not be issued by SESI, the $6.35 million in cash constituting the total consent payment will not be made and the Proposed Amendment will not become operative and (ii)  eligible holders of New Notes that were issued in exchange for Original Notes in the Exchange Offer will receive, pursuant to the Termination Exchange, an aggregate principal amount of Original Notes equal to the Exchange Consideration (as defined in the Offering Memorandum).

•COVID-19 Pandemic and Market Conditions

The Company’s operations were disrupted due to the circumstances surrounding the COVID-19 pandemic including, but not limited to, suggested and mandated social distancing and stay at home orders, resulting in the Company having to modify its business practices. The Company experienced delays in the preparation of its financial statements as a result of the COVID-19 pandemic and availed itself of the SEC’s order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the Exchange Act), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as amended by Release No. 34-88465 issued on March 25, 2020, to extend the original deadline of May 11, 2020 for the filing of this Quarterly Report. Management of the Company believes it has proactively addressed many of the known operational impacts of the COVID-19 pandemic to the extent possible and will strive to continue to do so, but there can be no guarantee the measures will be fully effective.

The oil and gas industry has experienced unprecedented price disruption during 2020, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the announcement by Saudi Arabia of a significant increase in its maximum crude oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of the Organization of the Petroleum Exporting Countries and its broader partners (OPEC+) would expire on April 1, 2020. On April 12, 2020, members of OPEC+ agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic. Activity declined in the face of depressed crude oil pricing, with the average U.S. land rig count dropping 25% in the first quarter of 2020 as compared to the first quarter of 2019. The global rig count has continued to decline during the beginning of the second quarter of 2020 as well. These market conditions have significantly impacted our business, with a more severe impact to the North American business in the first quarter of 2020. As customers continue to revise their capital budgets in order to adjust spending levels in response to lower commodity prices, we have experienced significant pricing pressure for our products and services. We expect such pricing pressure to continue during the remainder of 2020 if the economic climate in the United States and abroad continues to deteriorate.

•Ransomware Attack

On March 31, 2020, we detected a ransomware attack on its network that temporarily disrupted access to some systems. We immediately took steps to isolate affected systems and contain disruption to our information technology infrastructure. We also implemented measures to prevent additional systems from being affected, including taking systems offline as a precaution. We engaged third party information technology experts to restore and recover those affected systems to full functionality as quickly as possible. We believe there has not been any material impact to our operating activities or controls over financial reporting. We do not believe that this incident will have a long-term material adverse impact on our business, results of operations or financial condition. We have implemented enhanced security features and monitoring procedures to mitigate the likelihood of similar future events.

New York Stock Exchange Notice

On March 30, 2020, the Company received a written notice from the New York Stock Exchange (the NYSE) notifying the Company that it was not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because the average global market capitalization of the Company’s common stock over a consecutive 30 trading-day period was less than $50 million and, at the same time, its stockholders’ equity was less than $50 million (the $50 Million Standard).

In response to the significant volatility in the financial markets caused by the COVID-19 pandemic, on April 21, 2020, the SEC approved, with immediate effectiveness, the NYSE’s proposal to permit a longer cure period for NYSE-listed companies to regain compliance with the $50 Million Standard by tolling their respective compliance periods through June 30, 2020 (the Tolling Order). Under the NYSE rules, the Company would normally have 18 months to cure the noncompliance (the 18-Month Cure Period). However, in accordance with the Tolling Order, the Company’s 18-Month Cure Period will be paused through June 30, 2020, and will resume on July 1, 2020. On May 14, 2020, the Company submitted its plan (the Plan) to cure the deficiency and regain compliance with the $50 Million Standard.

If the NYSE accepts our Plan, our common stock will continue to be traded on the NYSE during the 18-Month Cure Period, as extended by the Tolling Order, subject to our compliance with the Plan and other continued listing requirements.

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

	Three Months Ended March 31,
	2020	2019	% Change
Worldwide Rig Count (1)
U.S.:
Land	764	1,023	-25%
Offshore	21	21	0%
Total	785	1,044	-25%
International (2)	1,074	1,030	4%
Worldwide Total	1,859	2,074	-10%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$41.00	$54.82	-25%
Natural Gas (Henry Hub)	$1.90	$2.92	-35%

(1) Estimate of drilling activity as measured by the average active drilling rigs based on Baker Hughes Co. rig count information.

(2) Excludes Canadian Rig Count.

Comparison of the Results of Operations for the Three Months Ended March 31, 2020 and December 31, 2019

For the first quarter of 2020, our revenue was $321.5 million and the net loss was $79.5 million, or a $5.36 loss per share. Included in the results for the three months ended March 31, 2020 was a pre-tax charge of $16.5 million primarily related to the reduction in value of long-lived assets, $3.7 million for inventory write-down, $2.3 million, primarily for severance and facility closures and $4.3 million of merger-related transaction costs. This compares to net loss of $98.5 million, or a $6.68 loss per share, for the fourth quarter of 2019, on revenue of $336.1 million.

First quarter 2020 revenue in our Drilling Products and Services segment increased 5% sequentially to $104.0 million, as compared to $98.6 million for the fourth quarter of 2019. U.S. offshore revenue increased 9% sequentially to $37.2 million primarily due to an increase in rentals of premium drill pipe during the quarter. International revenue increased 6% to $30.1 million primarily due to an increase in rentals of premium drill pipe and bottom hole assemblies. U.S. land revenue remained flat at $36.7 million.

First quarter 2020 revenue in our Onshore Completion and Workover Services segment decreased 9% sequentially to $61.2 million, as compared to $67.6 million for the fourth quarter of 2019. The decrease in revenue is primarily attributable to a decline in U.S. land activity.

First quarter 2020 revenue in our Production Services segment increased 1% sequentially to $101.5 million, as compared to $100.6 million for the fourth quarter of 2019. U.S. offshore revenue decreased 23% to $11.3 million primarily due to a decrease in hydraulic workover and snubbing activities. U.S. land revenue increased 17% sequentially to $30.7 million primarily due to an increase in pressure control and hydraulic workover and snubbing activities. Revenue from international market areas remained flat.

First quarter 2020 revenue in our Technical Solutions segment decreased 21% sequentially to $54.8 million, as compared to $69.3 million in the fourth quarter of 2019. U.S. offshore revenue decreased 32% sequentially to $31.5 million due to a decrease in sales of completion tools and products. International revenue increased 15% sequentially to $17.2 million primarily due to an increase in well control services and completion tools and products. U.S. land revenue decreased 21% sequentially to $6.1 million, primarily due to a decrease in demand for well control services.

Business Outlook

Demand for our products and services will continue to decline as our customers revise their capital budgets downward and adjust their operations in response to lower oil prices and demand due to the COVID-19 pandemic and actions of OPEC+ and Russia. We are proactively taking actions to mitigate the near and long-term financial impacts on our operating results, and to ensure adequate liquidity and capital resources are available to maintain our operations until the oil and gas industry and global economic conditions improve. These actions include, but are not limited to:

•In March 2020, we implemented actions to reduce our payroll costs through a combination of salary reductions, reductions in force and furloughs.

•We are leveraging governmental relief efforts to defer payroll and other tax payments, which are expected to benefit our future cash flows for 2020, including an anticipated tax refund of approximately $30.0 million.

•We have taken, and will continue to take, other actions to reduce costs and preserve cash in order to successfully navigate the current economic environment, including limiting expected capital expenditures to no more than $50.0 million for the full fiscal year 2020.

The ultimate impact of the COVID-19 pandemic for the remainder of 2020 and beyond will depend significantly on the duration and potential cyclicality of the health crisis and the related public policy actions, additional initiatives we undertake in response to employee, market or regulatory needs or demands, the length and severity of the global economic slowdown, and whether and how our customers change their behaviors over the longer term.

Comparison of the Results of Operations for the Three Months Ended March 31, 2020 and 2019

For the three months ended March 31, 2020, our revenue was $321.5 million, a decrease of $43.8 million, or 12%, as compared to the same period in 2019. Net loss was $79.5 million, or a $5.36 loss per share. Included in the results for the three months ended March 31, 2020 was a pre-tax charge of $16.5 million primarily related to the reduction in value of long-lived assets, $3.7 million for inventory write-down, $2.3 million primarily for severance and facility closures and $4.3 million of merger-related transaction costs. This compares to a net loss for the three months ended March 31, 2019 of $47.7 million, or a $3.07 loss per share.

The following table compares our operating results for the three months ended March 31, 2020 and 2019 (in thousands, except percentages). Cost of revenues excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Revenues
	2020	2019	Change	%	2020	%	2019	%	Change
Drilling Products and
Services	$103,993	$101,079	$2,914	3%	$34,963	34%	$42,205	42%	$(7,242)
Onshore Completion and
Workover Services	61,218	103,136	(41,918)	-41%	52,589	86%	81,689	79%	(29,100)
Production Services	101,504	103,450	(1,946)	-2%	82,612	81%	79,881	77%	2,731
Technical Solutions	54,782	57,609	(2,827)	-5%	41,522	76%	36,278	63%	5,244
Total	$321,497	$365,274	$(43,777)	-12%	$211,686	66%	$240,053	66%	$(28,367)

Operating Segments:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment increased 3% to $104.0 million for the three months ended March 31, 2020, as compared to $101.1 million for the same period in 2019. Cost of services and rentals as a percentage of revenue decreased to 34% of segment revenue for the three months ended March 31, 2020, as compared to 42% for the same period in 2019. Revenue from the U.S. land market areas decreased 24% as a result of decreases in revenue from rentals of premium drill pipe. Revenue from the U.S. offshore market area increased 28% primarily due to an increase in revenue from rentals of premium drill pipe and bottom hole assemblies. Revenue from the international market areas increased 26%, primarily due to an increase in demand for rentals of premium drill pipe and bottom hole assemblies.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 41% to $61.2 million for the three months ended March 31, 2020, as compared to $103.1 million for the same period in 2019. All of this segment’s revenue is derived from the U.S. land market area. Cost of services and rentals as a percentage of revenue increased to 86% of segment revenue for the three months ended March 31, 2020, as compared to 79% for the same period in 2019. The decrease in revenue is primarily attributable to decreased activity in North America, where the average rig count decreased by 25% during the first quarter of 2020.

Production Services Segment

Revenue from our Production Services segment for the three months ended March 31, 2020 decreased by 2% to $101.5 million, as compared to $103.5 million for the same period in 2019. Cost of services and rentals as a percentage of revenue increased to 81% of segment revenue for the three months ended March 31, 2020, as compared to 77% for the same period in 2019. Revenue from the U.S. land market area decreased 25%, primarily due to a decrease in coiled tubing activities. Revenue from the international market areas increased 37%, primarily due to an increase in pressure control, cementing and stimulation and hydraulic workover and snubbing activities. Revenue from the U.S. offshore market area decreased 41%, primarily due to a decrease in hydraulic workover and snubbing activities. During the three months ended March 31, 2020, we recorded $4.1 million in the reduction in value of assets.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 5% to $54.8 million for the three months ended March 31, 2020, as compared to $57.6 million for the same period in 2019. Cost of services and rentals as a percentage of revenue increased to 76% of segment revenue for the three months ended March 31, 2020, as compared to 63% for the same period in 2019. Revenue from the U.S. land market area decreased 49%, primarily due to a decrease in demand for well control services. Revenue from the international market areas decreased 31%, primarily due to a decrease in demand for subsea intervention services. Revenue derived from the U.S. offshore market area increased 51%, primarily due to an increase in sales of completion tools and products. During the three months ended March 31, 2020, we recorded $12.4 million in reduction in the value of assets.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $41.4 million during the three months ended March 31, 2020 from $56.3 million during the same period in 2019. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $5.2 million, or 23%; for our Onshore Completion and Workover Services segment by $5.3 million, or 46%; for our Production Services segment by $3.3 million, or 23% and for our Technical Solutions segment by $0.9 million, or 15%. Depreciation expense for Corporate and Other remained flat. The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated.

Reduction in Value of Assets

During the three months ended March 31, 2020, the Company recorded $16.5 million in connection with the reduction in value of its long-lived assets. The reduction in value of assets was comprised of $4.1 million and $12.4 million related to property, plant and equipment in the Production Services segment and the Technical Solutions segment, respectively.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2020 was a 24% benefit compared to a 13% expense for the same period in 2019. The effective tax rate for the three months ended March 31, 2020 was primarily impacted by the filing of the carryback claim under the CARES Act.

Discontinued Operations

Loss from discontinued operations, net of tax, was $47.1 million for the three months ended March 31, 2020 as compared to $15.1 million for the same period in 2019. Loss from discontinued operations for the three months ended March 31, 2020 includes a $46.4 million reduction in value of assets. See note 16 to our condensed consolidated financial statements for further discussion of the discontinued operations.

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

Also impacting our liquidity is the status of the global economy, which impacts oil and natural gas consumption. The COVID-19 pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for and prices of crude oil and natural gas.

As a result, the COVID-19 pandemic, together with other dynamics in the marketplace, has recently significantly increased borrowing costs and, in certain cases, restricted the ability of borrowers to access the capital markets and other sources of financing. In order to provide financial flexibility, we may continue to utilize external financing arrangements that have been or may be affected by these market conditions. However, we believe that our cash on hand, the cash we expect to generate from our operations, and cash from other sources of financing available to us are, and will continue to be, sufficient to meet our ongoing operating, capital expenditure and investing requirements.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, availability under our revolving credit facility, cash generated from operations and proceeds from divestiture of non-core assets. As of March 31, 2020, we had cash and cash equivalents of $252.2 million and $97.8 million of availability remaining under our revolving credit facility. During the three months ended March 31, 2020, the net cash used by operating activities was $32.2 million. During the three months ended March 31, 2020, we received $33.0 million in cash proceeds from the sale of assets.

Uses of Liquidity

Our primary uses of liquidity are to provide support for our operating activities, debt service obligations and capital expenditures. We spent $18.6 million of cash on capital expenditures during the three months ended March 31, 2020. Capital expenditures of $11.8 million primarily related to the expansion and maintenance of our equipment inventory at our Drilling Products and Services segment, capital expenditures of $1.7 million primarily related to maintenance of equipment inventory at our Onshore Completion and Workover

Services segment and the remaining $5.1 million of capital expenditures primarily related to the maintenance of our equipment for our Production Services and Technical Solutions segments.

During the remainder of 2020, we expect to limit capital spending within our operational cash flow levels to generate free cash flow and allocate capital to businesses with higher returns on invested capital.

Debt Instruments

We have an asset-based revolving credit facility which matures in October 2022. The borrowing base under the credit facility is calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves. Availability under the credit facility is the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7.125% senior unsecured notes due 2021. The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements. At March 31, 2020, we were in compliance with all such covenants.

In connection with the Exchange Offer, $617.9 million aggregate principal amount of outstanding Original Notes were validly tendered for exchange and not withdrawn, representing 77.24% of the aggregate principal amount of Original Notes outstanding upon commencement of the Exchange Offer. SESI accepted all validly tendered Original Notes and issued $617.9 million aggregate principal amount of New Notes pursuant to the New Notes Indenture. Following the Exchange Offer, as of March 31, 2020, the Company has outstanding $182.1 million of Original Notes and $617.9 million of New Notes due December 2021. The Original Notes Indenture requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021. The New Notes Indenture requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021. The Original Notes Indenture and the New Notes Indenture contain customary events of default and require that we satisfy various covenants. At March 31, 2020, we were in compliance with all such covenants.

We have outstanding $500 million of 7.75% senior unsecured notes due September 2024. The indenture governing the 7.75% senior unsecured notes due 2024 requires semi-annual interest payments on March 15 and September 15 of each year through the maturity date of September 15, 2024. The indenture contains customary events of default and requires that we satisfy various covenants. At March 31, 2020, we were in compliance with all such covenants.

Other Matters

Off-Balance Sheet Arrangements and Hedging Activities

At March 31, 2020, we had no off-balance sheet arrangements and no hedging contracts.

Recently Adopted Accounting Guidance

See Part I, Item 1, “Financial Statements – Note 17 – New Accounting Pronouncements.”

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes. At March 31, 2020, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At March 31, 2020, we had no variable rate debt outstanding.

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

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)

Changes in internal control.  There was no change in our internal control over financial reporting during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the Annual Report). There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report, except as set forth below.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-Q or elsewhere. The following information should be read in conjunction with the condensed consolidated financial statements and related notes herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

The COVID-19 pandemic has adversely affected our business, and the ultimate effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. As a result, there has been a significant reduction in demand for and prices of crude oil. If the reduced demand for and price of crude oil continues for a prolonged period, our business, financial condition, results of operation and liquidity may be materially and adversely affected. Our operations also may be adversely affected if significant portions of our workforce continue to be unable to work effectively due to illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic.

The extent to which the COVID-19 pandemic adversely affects our business, financial condition, results of operation and liquidity will depend on future developments, which are highly uncertain and cannot be predicted. These future developments include, but are not limited to, the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Disruptions and/or uncertainties related to the COVID-19 pandemic for a sustained period of time could result in delays or modifications to our strategic plans and initiatives and hinder our ability to achieve our strategic goals. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, may also have the effect of heightening many of the other risks described in the “Risk Factors” section included in the Annual Report, as those risk factors are amended or supplemented by subsequent Quarterly Reports on Form 10-Q and other reports and documents filed with the SEC.

Crude oil prices have declined significantly during 2020 and, if oil prices continue to decline or remain at current levels for a prolonged period, our operations and financial condition may be materially and adversely affected.

Furthermore, in 2020, crude oil prices have fallen sharply and dramatically, due in part to significantly decreased demand as a result of the COVID-19 pandemic and the announcement by Saudi Arabia of a significant increase in its maximum crude oil production capacity as well as the announcement by Russia that previously agreed upon oil production cuts between members of OPEC+ would expire on April 1, 2020. On April 12, 2020, members of OPEC+ agreed to certain production cuts; however, these cuts are not expected to be enough to offset near-term demand loss attributable to the COVID-19 pandemic. If crude oil prices continue to decline or remain at current levels for a prolonged period, our business, financial condition, results of operation and liquidity may be materially and adversely affected.

If we cannot meet the NYSE’s continued listing standards, the NYSE may delist our common stock which could negatively affect our company, the price of our common stock and your ability to sell our common stock.

The continued listing of our common stock on the NYSE is subject to our compliance with the NYSE’s continued listing standards. As previously disclosed, on March 30, 2020, we received a written notice from the NYSE notifying us that we were not in compliance with the $50 Million Standard set forth in Section 802.01B of the NYSE Listed Company Manual. If we do not regain compliance with the $50 Million Standard, our common stock will be subject to the NYSE’s suspension and delisting procedures.

The NYSE will monitor our attempt to implement our plan until the end of the applicable cure period, and our failure to achieve the initiatives and goals included in the plan may result in our being subject to a NYSE trading suspension at the time any initiative or goal is not met. Our common stock will continue to be traded on the NYSE during the applicable cure period, subject to our compliance with the plan and other continued listing requirements.

A suspension or delisting of our common stock could adversely affect our relationships with our business partners, suppliers, customers and potential customers and our ability to attract and retain employees by means of equity compensation. If our common stock ultimately were to be delisted for any reason, trading of our common stock thereafter would be conducted on the over-the-counter market, or in the so-called “pink sheets.” As a consequence, our stockholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of, our common stock. Such a delisting could further negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; and (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

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

4.1

Supplemental Indenture, dated as of February 14, 2020, by and among SESI, L.L.C., the guarantors named therein and The Bank of New York Mellon Trust Company, as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed February 14, 2020 (File No. 001-34037)).

4.2

Indenture, dated as of February 24, 2020, by and among SESI, L.L.C, the guarantors specified therein and UMB Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed February 24, 2020 (File No. 001-34037)).

22*	List of Subsidiary Guarantors.
31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

		By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr. Executive Vice President, Chief Financial Officer and Treasurer

		By:	/s/ James W. Spexarth
James W. Spexarth
Chief Accounting Officer

Date:	May 21, 2020