Form 10-K/A
period 2019-12-31
SUPERIOR ENERGY SERVICES INC
filed 2020-06-11
CIK 886835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A

Amendment No. 1
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
12b-2
of the Exchange Act).    Yes
☐
    No
☒
At June 30, 2019, the aggregate market value of the registrant’s voting stock held by non-affiliates
of the registrant was $205.4 million. At June 1, 2020 there were 15,798,919 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE
Superior Energy Services, Inc. (the Company, we, us or our) filed its Annual Report on Form
 10-K
 for the fiscal year ended December 31, 2019 (the Form
10-K)
with the U.S. Securities and Exchange Commission (the SEC) on February 28, 2020. The Company is filing this Amendment No. 1 to the Form
 10-K
(the Form
10-K/A
or this Amendment) solely for the purpose of including the Part III information. This information was previously omitted from the original Form
10-K
in reliance on General Instruction G(3) to Form
10-K,
which permits the information in Part III to be incorporated in the Form
10-K
by reference from the Company’s definitive proxy statement or an amendment to the
Form10-K
if such statement or amendment is filed with the SEC no later than 120 days after the Company’s fiscal year-end.
The Company is filing this Form
10-K/A
to include Part III information because the Company did not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Form
10-K.
This Form
 10-K/A
 hereby amends and restates in their entirety Items 10 through 14 of Part III of the Form
 10-K.
The Company is also relying on the
45-day
extension provided by an order issued on March 4, 2020 by the SEC under Section 36 of the Securities Exchange Act of 1934, as amended (the Exchange Act), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as amended by Release No.
 34-88465
issued on March 25, 2020 (as amended, the Order) to delay the filing of this Form
10-K/A
after April 30, 2020, which is the original filing deadline (the Original Filing Deadline) for filing the Part III information. On April 28, 2020, the Company filed the Current Report on Form
8-K
with the SEC to indicate its intention to rely on the Order for the extension of the filing of this Form
10-K/A.
Consistent with our statements made in the Form
8-K,
the Company was unable to file this Form
10-K/A
until the date hereof because the Company’s operations have experienced disruptions due to the circumstances surrounding the
COVID-19
pandemic including, but not limited to, suggested and mandated social distancing and stay home orders. These mandates and the resulting office closures and staff reductions have severely limited access to the Company’s facilities by the Company’s financial reporting and accounting staff as well as other advisors involved in the preparation of this Form
10-K/A
and impacted the Company’s ability to fulfill required preparation and review processes and procedures with respect to this Form
10-K/A.
In light of the impact of the factors described above, the Company was unable to compile and review certain information necessary to permit the Company to timely file this
10-K/A
by the Original Filing Deadline without unreasonable effort and expense.
Pursuant to Rule
 12b-15
 under the Exchange Act, this Form
 10-K/A
 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(b) of Part IV is amended and restated to include the currently dated certifications as exhibits to this Form
10-K/A.
Because no financial statements have been amended by or included in this Form
 10-K/A
 and this Form
 10-K/A
 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
 S-K,
 paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as expressly noted in this Form
 10-K/A,
 this Form
 10-K/A
 does not reflect events occurring after the original filing of the Form
 10-K
 or modify or update in any way any of the other disclosures contained in the Form
 10-K
 including, without limitation, the financial statements. Accordingly, this Form
 10-K/A
 should be read in conjunction with the Company’s Form
 10-K
 and the Company’s other filings with the SEC.

FORWARD-LOOKING STATEMENTS
This Form
10-K/A
and other documents filed by us with the SEC contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements other than statements of historical fact included in this Form
10-K/A
or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:
•	the conditions in the oil and gas industry;

•	the effects of public health threats, pandemics and epidemics, like the recent
 COVID-19
pandemic, and the adverse impact thereof on our business, financial condition, results of operations and liquidity, including, but not limited to, our growth, operating costs, supply chain, labor availability, logistical capabilities, customer demand and industry demand generally, margins, utilization, cash position, taxes, the price of our securities, the ability to access capital markets;

•	the ability of the members of OPEC+ to agree on and to maintain crude oil price and production controls;

•	our outstanding debt obligations and the potential effect of limiting our ability to fund future growth;

•	necessary capital financing may not be available at economic rates or at all;

•	volatility of our common stock;

•	operating hazards, including the significant possibility of accidents resulting in personal injury or death, or property damage for which we may have limited or no insurance coverage or indemnification rights;

•	we may not be fully indemnified against losses incurred due to catastrophic events;

•	claims, litigation or other proceedings that require cash payments or could impair financial condition;

•	credit risk associated with our customer base;

•	the effect of regulatory programs and environmental matters on our operations or prospects;

•	the impact that unfavorable or unusual weather conditions could have on our operations;

•	the potential inability to retain key employees and skilled workers;

•	political, legal, economic and other risks and uncertainties associated with our international operations;

•	laws, regulations or practices in foreign countries could materially restrict our operations or expose us to additional risks;

•	potential changes in tax laws, adverse positions taken by tax authorities or tax audits impacting our operating results;

•	changes in competitive and technological factors affecting our operations;

•	risks associated with the uncertainty of macroeconomic and business conditions worldwide;

•	potential impacts of cyber-attacks on our operations;

•	counterparty risks associated with reliance on key suppliers;

•	challenges with estimating our potential liabilities related to our oil and natural gas property; and

•	risks associated with potential changes of the Bureau of Ocean Energy Management security and bonding requirements for offshore platforms.

These risks and other uncertainties related to our business are described in detail in Part I, Item 1A of the Form
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

SUPERIOR ENERGY SERVICES, INC.
FORM
10-K/A
AMENDMENT NO. 1

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Our board of directors (the Board or the Board of Directors) is responsible for oversight of our management, providing strategic direction and establishing broad corporate policies. In addition, our Board addresses the Company’s organizational needs, navigates competitive challenges, ensures succession and appropriately manages risks.
Set forth below is biographical information regarding the current members of our board of directors (the Board or the Board of Directors).

Name	Age	Director Since	Principal Occupation
David D. Dunlap	58	2010	Chief Executive Officer and President
James M. Funk	70	2005	President of J.M. Funk & Associates
Terence E. Hall	74	1995	Founder and Chairman of the Board
Peter D. Kinnear	73	2011	Former Chairman, Chief Executive Officer and President of FMC Technologies, Inc.
Janiece M. Longoria	67	2015	Former Chairman of the Port of Houston Authority
Michael M. McShane	66	2012	Advisor to Advent International
W. Matt Ralls	70	2012	Former Chairman, Chief Executive Officer and President of Rowan Companies plc

David D. Dunlap
has served as our Chief Executive Officer (CEO) since 2010 and President since 2011. From 2007 until he joined the Company in 2010, Mr. Dunlap served as Executive Vice President — Chief Operating Officer of BJ Services Company (BJ Services), a renowned well services provider. He joined BJ Services in 1984 as a District Engineer. Prior to 1995, he served as Vice President — Sales for the Coastal Division of North America and U.S. Sales and Marketing Manager for BJ Services. Prior to being promoted to Executive Vice President — Chief Operating Officer, Mr. Dunlap held the position of Vice President — International Division from 1995 to 2007. Mr. Dunlap currently serves as director and trustee on the boards of numerous non-profit
organizations.
James M. Funk
is currently the President of J.M. Funk & Associates, an oil and gas business consulting firm, and has more than 40 years of experience in the energy industry. Dr. Funk served as Senior Vice President of Equitable Resources (now EQT Corporation) and President of Equitable Production Co. from June 2000 to 2003. He worked for 23 years with Shell Oil Company and its affiliates and is a Certified Petroleum Geologist.
Mr. Funk has served on the board of directors of Range Resources Corporation since 2008.
Terence E. Hall
has served as the Chairman of our Board since 1995. Mr. Hall is the founder of the Company and served as CEO of the Company and its predecessors from 1980 until 2010.
Peter D. Kinnear
held numerous management, operations and marketing roles with FMC Technologies, Inc. (FTI) and FMC Corporation from 1971 until his retirement in 2011. Mr. Kinnear served as FTI’s CEO from 2007 to 2011, Chairman of the Board from 2008 to 2011, President from 2006 to 2010 and Chief Operating Officer from 2006 to 2007.
Janiece M. Longoria
is the Former Chairman of the Port of Houston Authority. She currently serves as Vice Chairman of the University of Texas System Board of Regents, and on the board of directors of the Federal Reserve Bank of Dallas, Houston Branch. Formerly, Ms. Longoria practiced law as a securities and commercial litigator for 23 years at Ogden Gibson Broocks Longoria & Hall LLP, and previously at Andrews & Kurth LLP.
Michael M. McShane
serves as an Advisor to Advent International, a global private equity fund. Mr. McShane served as a director, President and CEO of Grant Prideco, Inc. from 2002 until the completion of its merger with National Oilwell Varco, Inc. in 2008, having also served as the chairman of its board from 2003 to 2008.

Prior to joining Grant Prideco, Mr. McShane was Senior Vice President — Finance and Chief Financial Officer and a director of BJ Services from 1990 to 2002 and Vice President — Finance from 1987 to 1990 when BJ Services was a division of Baker Hughes Incorporated.
Mr. McShane has served on the board of directors of NCS Multistage Holdings, Inc. since 2012, where he has served as chairman of the board of directors since 2017. He has also served on the board of directors of Forum Energy Technologies, Inc. and Oasis Petroleum, Inc. since 2010.
W. Matt Ralls
previously served as Executive Chairman, CEO and President of Rowan Companies plc (Rowan) from 2014 to 2016, the CEO from 2009 until 2014, and President from 2009 to 2013. Mr. Ralls served as Executive Vice President and Chief Operating Officer of GlobalSantaFe Corporation from 2005 until the completion of the merger of GlobalSantaFe with Transocean, Inc. in 2007, prior to which he had served as Senior Vice President and Chief Financial Officer from 2001 to 2005.
Mr. Ralls has served as chairman of the board of directors of Pacific Drilling S.A. since 2018. He has also served on the board of directors of NCS Multistage Holdings, Inc. since 2017 and Cabot Oil and Gas Corporation since 2011.
Meeting Attendance
Our Board has adopted a policy that recommends all directors personally attend each Annual Meeting. All of our directors attended our 2019 Annual Meeting.
In 2019, our Board held 7 meetings, and the committees held a total of 12 meetings. Each of our directors attended at least 75% of our Board meetings and the meetings of any committees of which the director was a member in 2019.
Director Independence
Our Board has determined that each of Messrs. Funk, Kinnear, McShane and Ralls and Ms. Longoria are “independent directors” as defined by the New York Stock Exchange (the NYSE) listing standards.
Executive Officers
Set forth below is certain information regarding our executive officers as of June 1, 2020, including all offices and positions held by each in the past five years.

Name	Age	Offices Held and Term of Office
David D. Dunlap	58	President and Chief Executive Officer, since February 2011
Westervelt T. Ballard, Jr.	48	Executive Vice President, Chief Financial Officer and Treasurer, since March 2018 Executive Vice President of International Services, from February 2012 to February 2018
James W. Spexarth	52	Chief Accounting Officer, since March 2018 Vice President and Corporate Controller, from August 2013 to February 2018
A. Patrick Bernard	62	Executive Vice President, since April 2016 Senior Executive Vice President, from July 2006 to March 2016
Brian K. Moore	63	Executive Vice President of Corporate Services, since April 2016 Senior Executive Vice President of North America Services, from February 2012 to March 2016
William B. Masters	63	Executive Vice President and General Counsel, since March 2008

Family Relationships
There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers to file with the SEC reports of ownership and changes in ownership of our equity securities. Based solely upon our review of the Forms 3 and 4 filed during 2019 and written representations from our directors and executive officers, we believe that all required reports were timely filed during 2019.
Board Committees
Each of our Board’s standing committees has adopted a written charter that has been approved by our Board. Copies of these charters, as well as copies of our Corporate Governance Principles, are available in the Corporate Governance section of our website at www.superiorenergy.com and are available in print upon request to our Secretary at Superior Energy Services, Inc., 1001 Louisiana Street, Suite 2900, Houston, Texas 77002.
Our Board has affirmatively determined that each member of our standing committees (the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee) has no material relationship with the Company and satisfies the independence criteria (including the enhanced criteria applicable to audit and compensation committees) set forth in the NYSE listing standards and SEC rules and regulations.
The table below shows the committees on which each of our directors sits and the number of committee meetings held by each committee in 2019.

Name	Audit Committee	Compensation Committee	Corporate Governance Committee
James M. Funk		M	M
Peter D. Kinnear	M*		M
Janiece M. Longoria	M		C
Michael M. McShane	C*	M
W. Matt Ralls		C	M

Meetings held in 2019	6	3	3

*	Audit committee financial expert
(C)	Committee chair
(M)	Committee member
Audit Committee
Our Board has a standing audit committee (Audit Committee), the members of which are Messrs. McShane and Kinnear and Ms. Longoria. The Audit Committee is comprised of three non-employee
directors, each of whom meet the independence and financial literacy requirements under the SEC rules and NYSE listing standards, including the heightened NYSE independence requirements for Audit Committee members and two of whom qualify as an “audit committee financial expert” as defined by the SEC. Mr. McShane serves as committee chair of the Audit Committee.
Compensation Committee
The compensation committee (Compensation Committee) consists of three members of the Board of Directors, Messrs. Funk, McShane and Ralls, all of whom have been determined by the Board of Directors to be independent under the NYSE listing standards. In addition, each member of the Compensation Committee qualifies as a
“non-employee”
director within the meaning of Rule
16b-3
promulgated under the Exchange Act. Mr. Ralls serves as committee chair of the Compensation Committee.
Since May 2007, the Compensation Committee has engaged Pearl Meyer & Partners, LLC (Pearl Meyer), an independent compensation consultant, to advise the Compensation Committee on matters relating to executive compensation and assist it in maintaining and administering our executive compensation programs. The Compensation Committee annually requests Pearl Meyer to conduct an executive compensation review to evaluate the compensation of our senior executives relative to an industry peer group selected by the Compensation Committee with input from the compensation consultant and management and published market survey data. See “Item 11. Executive Compensation—Compensation Discussion and Analysis—How We Make Compensation Decisions—Compensation Consultant’s Role” herein for more information.
Our stock incentive plan permits the Compensation Committee to delegate to appropriate personnel its authority to make awards to employees other than officers and directors subject to Section 16 of the Exchange Act. The Compensation Committee has delegated authority to our CEO to make or alter awards under our long-term incentive (LTI) plan to participants (other than himself), subject to the following conditions:
•	the CEO may grant awards relating to no more than 100,000 shares of our common stock in any fiscal year and awards relating to no more than 20,000 shares to any one participant;

•	the CEO may grant no more than 30,000 performance share units (PSUs) in any fiscal year and no more than 5,000 PSUs to any one participant;

•	the CEO may cancel, modify or waive rights under awards related to no more than 20,000 shares and 5,000 PSUs held by a participant;

•	the CEO must approve the grant in writing during an open window period, with the grant date being the date of the written approval or a future date; and

•	the CEO must report the grants, cancellations or alterations to the Compensation Committee at its next meeting.

Compensation Committee Interlocks and Insider Participation
During 2019, none of Messrs. Funk, McShane or Ralls, who comprised the Compensation Committee, were officers or employees of the Company or any of our subsidiaries or had any relationships requiring disclosure in this Amendment under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Transactions,” and none of our executive officers served as a member of the Compensation Committee of another entity or as a director of another entity whose executive officers served on our Board or the Compensation Committee. No member of the Compensation Committee is a former officer of the Company.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee (Corporate Governance Committee) consists of four members of the Board, Messrs. Funk, Kinnear, and Ralls and Ms. Longoria, all of whom meet the independence requirement under the NYSE listing standards. Ms. Longoria serves as committee chair of the Corporate Governance Committee. The Corporate Governance Committee conducts assessments of nominees to our Board and is charged with developing and recommending to our Board any policies, Corporate Governance Principles and the structure, leadership and membership of our Board committees, including those policies and principles related to, affecting or concerning risk oversight of our Board and its committees.
Code of Conduct
Our Shared Core Values at Work (Code of Conduct) applies to all of our directors, officers and employees. This Code of Conduct is publicly available on the Corporate Governance page in the About Us section of our website at http://www.superiorenergy.com. Any waivers granted to directors or executive officers and any material amendment to our Code of Conduct will be posted promptly on our website and/or disclosed in a current report on Form
8-K.
Procedures for Stockholder Recommendations of Nominees to the Board of Directors
There were no material changes to the procedures described in the Company’s Proxy Statement relating to the 2019 annual meeting of stockholders by which security holders may recommend nominees to the Company’s Board of Directors.

Item 11. Executive
Compensation
Compensation Discussion and Analysis
The Compensation Discussion and Analysis (CD&A) describes our executive compensation philosophy and practices. The Compensation Committee reviews recommendations by our CEO and makes the final determination regarding executive compensation.
Executive Compensation Philosophy
The Compensation Committee is responsible for designing, implementing and administering our executive compensation program. The primary objective of our program is to:
•	ensure that pay and performance are directly linked so that executive compensation is aligned with the Company’s operating and financial performance, including its stock price performance; and

•	ensure that we can attract and retain talented executives with the skills, educational background, experience and personal qualities needed to successfully manage our business.

In structuring our executive compensation program, the Committee is guided by the following principles:
•	Compensation should be performance driven and incentive compensation should comprise the largest part of an executive’s compensation package.

•	The largest portion of our target executive compensation (88% for our CEO and 80% for the other named executive officers (NEOs)) is comprised of LTI awards and annual incentive plan (AIP) participation levels that are at-risk,
performance-based with the ultimate value primarily determined by both our absolute and relative stock price performance.

•	Base salary, the only fixed element of compensation in our executive compensation program, accounts for approximately 12% of our CEO’s target compensation and approximately 20% of our other NEOs’ target compensation.

•	Compensation levels should be competitive in order to attract and retain talented executives.

•	We annually receive extensive input from our independent compensation consultant regarding the competitiveness of our pay strategy relative to the market. We have a well-defined, established process to evaluate the competitiveness of our executive compensation program.

•	Incentive compensation should balance short-term and long-term performance, including balancing short-term growth with long-term returns.

•	Our AIP rewards executives for the achievement of annual goals based on our profitability and achievement of quantitative operational metrics.

•	The value received by our CEO and other NEOs from LTI grants is aligned with our actual operational and financial performance, including both our absolute and relative stock price performance.

•	In order to encourage our executives to prudently manage our business without sacrificing long-term returns, the performance metrics used for our PSUs are our
3-year
relative total stockholder return (TSR) and return on assets (ROA) as compared to our peers.

•	We evaluate annually with our independent compensation consultant whether the program is balanced in terms of base pay and incentives, both short-term and long-term.

•	Compensation programs should provide an element of retention and motivate executives to stay with the Company long-term.

•	Executives forfeit their opportunity to earn a payout of their PSUs if they voluntarily leave the Company before the
3-year
performance cycle is complete, except in the case of retirement. Also, the use of time-vested stock options and restricted stock units (RSUs) provides a strong incentive for executives to stay with the Company.

•	The retirement benefits provided under our Supplemental Executive Retirement Plan (SERP) increase the longer the executive remains with the Company.

•	Compensation programs should encourage executives to own Company stock in order to align their interests with our stockholders.

•	Our stock ownership guidelines require our executive officers to own shares of Company stock equivalent to a stated multiple of the executive’s base salary. The multiple varies depending on the executive’s job title. See “Item 11. Executive Compensation Policies—Stock Ownership Guidelines and Holding Requirement” for more information.

•	We grant time-vested RSUs as one of our LTI grants, and we may also elect to pay up to 50% of the value of our PSUs in common stock.

Executive Summary of Our Compensation Practices
We maintain compensation practices that are aligned with sustainable corporate governance principles. Below, we highlight key elements of our compensation governance.
•
We pay for performance.
With the exception of salary and benefits, all of our executive compensation elements are incentive-based or tied to Company stock performance. Performance-based, at-risk
pay constitutes 88%% of our CEO’s target total direct compensation and 80% of our other NEOs target total direct compensation.

•
We structure each element of compensation with a specific purpose.
Our process for making compensation decisions involves a strategic review of the role and the level of each compensation element, as well as the balance of short-term and long-term incentive compensation

•
We have “double trigger” change of control provisions.
The change of control program for our executives provides for change of control cash severance payments only if a qualifying termination of employment occurs in connection with the change of control. In addition, double trigger change of control provisions apply to all of our executive LTI awards.

•
We review our equity plan share usage regularly.
On at least an annual basis, we review and evaluate our share dilution, burn rate and overhang levels of our LTI program and its impact on stockholder dilution.

•
We consider the views of our stockholders.
We conduct an annual
say-on-pay
advisory vote and take into account the results of that vote. We also have a stockholder engagement program and are interested in stockholder feedback regarding our executive compensation program.

•	We have strong anti-hedging and anti-pledging policies. We prohibit our executive officers and directors from hedging and pledging Company securities.

•
We have a broad-based LTI program.
We grant LTI awards broadly to
non-executive
management employees within the Company in an effort to promote stock ownership and alignment with our stockholders’ interests.

•
We have a claw back policy.
Our AIP and LTI awards reflect our claw back policy, which applies to all of our executive officers and provide for the forfeiture of these awards or the return of any related gain in the event of a financial statement restatement.

•	We do not provide any excise tax gross-ups. We do not provide excise tax gross-ups in any executive employment agreement or severance or change of control program.

•
We have robust stock ownership guidelines.
Our CEO is required to own our common stock in an amount equal to 6x his base salary, our CFO is required to own our common stock in an amount equal to 3x his base salary and our other executive officers are required to own our common stock in an amount equal to 2x their respective base salary.

•
We have a minimum holding requirement.
Our executive stock ownership guidelines require executives to maintain ownership of at least 50% of the net after-tax
shares they acquire pursuant to any LTI awards, unless they have met the required ownership level.

•
We engage an independent compensation consulting firm.
Our independent compensation consultant provides information and advice regarding compensation philosophy objectives and strategy, including trends and regulatory and governance considerations related to executive compensation. Our consultant does not provide any other advisory or consulting services to the Company.

•	We annually review tally sheets. We annually review tally sheets summarizing all of the compensation elements of our executive officers.

Determining Form and Amount of Compensation
Role of Management in Setting Compensation.
Our CEO recommends the compensation of our executive officers, other than himself. Each year, the CEO makes recommendations to the Committee regarding salary adjustments, AIP payout multiples and LTI grants for our other executive officers. In formulating his recommendations, the CEO considers various factors, including his subjective analysis of each executive’s performance and contributions to the Company, the performance of business units under his or her direct supervision (if applicable to the particular officer), experience level, tenure in position, the average base pay level for similar positions and the Company’s overall performance. Although the Committee considers the CEO’s recommendations with respect to other executive officers, the Committee makes all final determinations regarding executive compensation, including determining our CEO’s compensation.
Compensation Consultant’s Role.
Pearl Meyer advises the Committee on executive compensation matters and assists in developing and implementing our executive compensation program. As required by SEC and NYSE rules, the Committee has assessed the independence of Pearl Meyer and concluded that Pearl Meyer’s work did not raise any conflicts of interest during fiscal year 2019. In making this determination, the Committee noted that during 2019:
•	Pearl Meyer provided advisory services related solely to executive and director compensation;

•	Fees from the Company represented less than 1% of Pearl Meyer’s total revenue;

•	Pearl Meyer maintains a conflicts policy to prevent a conflict of interest or any other independence issues;

•	None of the team assigned to the Company had any business or personal relationship with members of the Committee outside of the engagement;

•	None of the team assigned to the Company had any business or personal relationship with any Company executive officer outside of the engagement; and

•	None of the team assigned to the Company maintained any individual position in our common stock.

Peer Groups, Annual Benchmarking Process and Survey Data.
The Committee evaluates the Company’s executive compensation practices and financial performance by reference to two different peer groups as described below, the Performance Peer Group (Performance Peer Group) and the Compensation Peer Group (Compensation Peer Group). The Performance Peer Group is comprised of oilfield service companies which were chosen due to similarity of services provided, operating footprint, business focus, capital structure and competitive conditions. The Compensation Peer Group is a group of companies which would be considered peers for executive talent purposes. This second group is more similar to the Company in terms of size and scope of operations, although, due to the limited number of companies directly similar in size, we include companies that are both somewhat smaller and larger than the Company. Additionally, we have excluded certain Performance Peer Group companies from the Compensation Peer Group because of dissimilarity in pay approach and structures. The Committee annually reviews the companies comprising each peer group and revises each group as it deems appropriate after consultation with Pearl Meyer.
Our 2019 Performance Peer Group and Compensation Peer Group included the following companies:

Performance Peer Group*

• Basic Energy Services, Inc. • C&J Energy Services, Ltd. • Halliburton Co. • Helix Energy Solutions Group, Inc. • Key Energy Services, Inc. • Nabors Industries Ltd.	• Nine Energy Service, Inc. • Oil States International, Inc. • Patterson-UTI Energy, Inc. • RPC, Inc. • Schlumberger Ltd. • Weatherford International plc

* Reference group for the PSUs granted in 2019

Compensation Peer Group

• Baker Hughes, a GE Company • Basic Energy Services, Inc. • Ensco plc • Forum Energy Technologies • Halliburton Co. • Helix Energy Solutions Group, Inc. • Helmerich & Payne, Inc.
•
Key Energy Services, Inc.

•
Nabors Industries Ltd.

•
National Oilwell Varco, Inc.

•
Oceaneering International, Inc.

•
Oil States International, Inc.

•
Patterson-UTI
Energy, Inc.

•
RPC, Inc.

•
Weatherford International plc

The Compensation Peer Group set forth above had a trailing twelve-month median revenue of $2.05 billion as of December 31, 2019. We had revenue of $1.4 billion for the same period.
At the Committee’s request, Pearl Meyer conducts an annual executive compensation review to benchmark the Company’s senior executive compensation relative to the Compensation Peer Group with supplemental data from published market surveys. The Committee uses this report to evaluate whether the executive compensation levels, including base salary and actual incentive payouts, are within industry norms and the Company’s stated strategy.
Pearl Meyer supplements data from the Compensation Peer Group with broad-based compensation survey data to develop a comprehensive view of the competitive market data. We believe using survey data is an important element of our compensation evaluation. Compensation survey data includes companies from the broader energy industry that influence the competitive market for executive talent. In addition, the survey data also includes data from companies that are comparable to us in terms of size and scale.
Review of Tally Sheets
. We annually review and evaluate an executive tally sheet that contains a listing and quantification (as appropriate) of each component of our executive compensation program for our executive officers, including special executive benefits and perquisites, as well as accumulated values (e.g., stock option holdings) and other contingent compensation such as severance arrangements. We believe that our balance of annual and long-term compensation elements, our mix of long-term incentive vehicles and our stock ownership guidelines result in a compensation program that aligns our executives’ interests with those of our stockholders and does not encourage our management to take unreasonable risks relating to our business. The various components of our executive compensation program are described in detail below.
Components of Executive Compensation
The main components of our executive compensation program are base salary, AIP and LTI grants. Our executives also participate in our SERP. Overall, the primary emphasis of our executive compensation program is to provide a high level of variable at-risk
performance-based compensation, linking executive pay with our operational and financial performance, including our stock price performance. As an executive’s level of responsibility increases, a greater portion of total compensation is at-risk,
creating the potential for greater variability in the individual’s compensation from year to year.
As reflected in the charts set forth above, our CEO’s component mix is very heavily weighted towards long-term performance and reflects our view that his role in setting the Company’s strategic direction gives him greater influence on the ultimate performance levels achieved. We also believe that our emphasis on variable pay and balancing short-term and long-term performance is appropriate for a company competing in a highly competitive and cyclical industry.
Base Salary
The primary role of the base salary element of our executive compensation program is to compensate executives for the experience, education, personal qualities and other qualifications that are key for their specific role within the Company. In establishing the base salaries for our executives, we have historically targeted the median salaries of similarly-situated executives in our Company’s Compensation Peer Group and strive to set base salaries at consistent levels for positions with similar responsibilities.
AIP
The purpose of the AIP is to reward executives for achievement of annual financial and operational objectives. Although the Committee sets annual incentive target levels that result in median payouts when performance objectives are met, our program provides executives with the opportunity to earn higher payments depending on the extent to which these performance objectives are achieved or exceeded.
AIP Parameters for 2019
Under the AIP, our NEOs are eligible to earn a payout based on a target percentage of their base salary. We believed it was important, both for morale and competitive reasons, to incentivize performance by maintaining the same 2018 potential AIP payout target opportunity for our CEO and for our other NEOs. Given the decline in activity in the oil and gas industry, we also established what we believed was an aggressive EBITDA target of $300 million. We believed that this challenging performance goal would help achieve the balance we seek between stockholder returns and executive compensation.
Our AIP is designed to focus management’s attention on key financial and operational metrics that drive our performance, which are weighted as follows:
75% of the total payout is based on the achievement of the foregoing EBITDA target and 25% of the total payout is based on the Committee’s assessment of our achievement of key quantitative operational metrics. The overall incentive payout ranges from 0% to 200% of each NEO’s target award opportunity based on these factors, and is subject to being reduced by up to 15% based on the Committee’s evaluation of our safety performance.
Financial Metric
The Committee again determined to use EBITDA as the primary financial metric for the 2019 AIP. As a financial metric, EBITDA is closely linked to cash flow and encourages management to focus on improving efficiency from existing operations. The financial metric portion of the AIP provides for threshold, target and maximum payout levels, as a percentage of salary, based upon the achievement of 50%, 100% and 200% of the EBITDA target. Based on the business outlook at the time, the Committee set the EBITDA target for the 2019 AIP at $300 million, with the maximum being established at an unattainable level of $450 million.

Operational Metrics
With respect to operational metrics, the Committee established four key 2019 objectives: closely manage our general and administrative costs (G&A), days sales outstanding (DSO) and days payable outstanding (DPO) and generate free cash flow. The payout levels with respect to this portion of the AIP is determined based on below target, at target and above target achievements.
Safety Component
As in prior years, the Committee could reduce the ultimate payout to each executive by up to 15% based on its assessment of the Company’s performance relative to various safety metrics and a grading system that makes up the executive team safety scorecard. The 2019 safety scorecard contained three results-oriented metrics that measure the number of safety incidents and five leading indicators that were designed to encourage behavior by the Company’s employees in order to decrease the number of safety incidents.
The possible total award payout levels for 2019, stated as a percentage of the officer’s base salary, are set forth in the table below.

Named Executive Officer	Minimum	Target	Maximum
Mr. Dunlap	75%	150%	300%
Mr. Ballard	50%	100%	200%
Mr. Moore	47.5%	95%	190%
Mr. Bernard	45%	90%	180%
Mr. Masters	45%	90%	180%

Determination of 2019 Results
The Compensation Committee reviewed the Company’s financial results for 2019 and evaluated management’s efforts and accomplishments with respect to the key operational objectives. As for the financial metric, the Company achieved approximately 81.9% of the EBITDA target. The key operational objectives focused on growing the Company’s cash balance, reducing its capital expenditures and divesting non-core
assets. As a result of management’s efforts in 2019, we were able to reduce capital expenditures by 37%, increase our cash balance by 72% compared to 2018 and divest non-core
assets resulting in cash proceeds of $110 million in 2019. In January of 2020, we received the remaining payment of $24 million relating to an asset sale which occurred during the fourth quarter of 2019. Due to the Company’s EBITDA performance compared to the target amount and the level of achievement of the key operational objectives, the Committee determined it was appropriate to approve an overall payout at 72.9% of target. In the Committee’s assessment of these operational objectives and determining the appropriate payout, we noted the following achievements:
•	Closely Manage G&A: We targeted keeping adjusted G&A expense below $300 million in 2019. Adjusted G&A expense was actually $265.4 million in 2019, exceeding the objective by approximately 11%.

•	Closely Manage DSO: We targeted to end 2019 with a DSO of 69 to 76 days with the low end of the range representing outperformance. We achieved a DSO of 79 days, slightly more than the high end of the targeted range.

•	Closely Manage DPO: We targeted to end 2019 with a DPO of 50 to 55 days. We achieved a DPO of 58 days, outperforming the high end of the targeted range by approximately 5%.

•	Generate Free Cash Flow: We targeted generating a range of between $35 million to $50 million of free cash flow (calculated as net cash provided by operating activities less capital expenditures) in 2019. We generated $5.9 million of free cash flow which was below the target range.

Goal	% of Award	Target Achieved	Resulting Payout %	Target Payout %
EBITDA Target	75%	81.9%	47.9%	72.9%
Key Operational Objectives	25%	Target	25%

LTI Awards
The purpose of our LTI awards is to focus executives on the Company’s long-term performance and alignment of their compensation with both our absolute and relative stock price performance. The 2019 LTI awards were granted by the Committee with 65.7% of the LTI grant value to our NEOs in the form of PSUs, 21.8% in RSUs and 12.5% in stock options. LTI grant amounts are determined by dividing the LTI grant value by the target payout of $100 per unit for PSUs, the grant date fair market value of our stock for RSUs and the ASC 718 grant date fair value for stock options.
Consistent with the Company’s compensation philosophy, the Committee believes stock-based incentive awards are one of the best ways to align our executives’ interests with those of our stockholders. In addition, the terms of the PSUs reflect the Committee’s belief that executive compensation should be tied directly to the Company’s financial and operational performance, including its stock price performance. The PSUs provide our executives the opportunity to earn additional compensation based on the Company’s relative financial and operational performance, including its relative stock price performance.
2019 LTI Program
At-A-Glance

Component of LTI Program	Terms	How the Award Furthers our Compensation Principles
RSUs (21.8% of grant value)	• Pays out in equivalent number of shares of our common stock • Vests in equal annual installments over a 3-year period, subject to continued service
•
Widely used in the energy industry to strengthen the link between stockholder and employee interests, while motivating executives to remain with the Company

•
Provides a bridge between the short-term and long-term interests of stockholders, and reduces the impact of share price volatility over industry cycles

Stock Options (12.5% of grant value)	• Exercise price at fair market value on grant date • Vests in equal annual installments over 3-year period, subject to continued service • 10-year term
•
Motivates executives to continue to grow the value of the Company’s stock over the long-term as the value of the stock option depends entirely on the long-term appreciation of the Company’s stock price

PSUs (65.7% of grant value)
•
3-year
performance period

•
Vests at the end of the
3-year
performance period, subject to continued service

•
Target payout of $100 per unit with an actual payout range of $0 to $200 per unit based on performance compared to our Performance Peer Group

•
Performance criteria link the Company’s long-term performance directly to compensation received by executive officers and other key employees and encourage them to make significant contributions towards increasing ROA and, ultimately, stockholder returns

• Performance measures: • 50% Relative ROA • 50% Relative TSR • Payout in cash, although up to 50% of value may be paid in shares of stock in the Committee’s discretion	• Use of TSR to better align the interests of our executives with those of our stockholders

2019 LTI Program Awards
The award mix for NEOs during 2019 was 65.7% in PSUs, 21.8% in RSUs and 12.5% stock options. The following table shows the 2019 LTI award value (denominated as a percentage of annual salary) and the approximate total value of the 2019 LTI grants (amounts reflected in Summary Compensation Table for RSUs and stock options reflect actual grant date fair values). The amounts reflected below reflect the LTI grant values and not the actual value received by any of the NEOs.

NEO	2019 LTI % of Salary	Total Value Granted as PSUs	Total Value Granted as RSUs	Total Value Granted as Options	Total Value of 2019 LTI Awards
Mr. Dunlap	600%	$3,350,700	$1,111,800	$637,500	$5,100,000
Mr. Ballard	360%	$1,123,943	$372,937	$213,840	$1,710,720
Mr. Moore	300%	$989,294	$328,259	$188,222	$1,505,775
Mr. Bernard	300%	$701,134	$232,644	$133,397	$1,067,175
Mr. Masters	300%	$855,260	$283,785	$162,721	$1,301,766
Mr. Spexarth	300%	$645,700	$214,250	$122,850	$982,800

Structure of PSUs
For the PSUs granted for the 2019-2021 cycle, under both performance criteria, the maximum, target and threshold levels are met when our ROA and TSR are in the 75 th
percentile, 50
th
percentile and 25
th
percentile, respectively, as compared to the ROA and TSR of the Performance Peer Group, as described in the following table:

Performance Level Relative to Performance Peer Group	Percent of Date-of-Grant Value of PSU Received for Relative ROA Level	Percent of Date-of-Grant Value of PSU Received for Relative TSR Level	Total Percent of Date-of- Grant Value of PSU Received
(Below 25th Percentile)	0%	0%	0%
Threshold (25th Percentile)	25%	25%	50%
Target (50th Percentile)	50%	50%	100%
Maximum (75th Percentile or above)	100%	100%	200%

The PSUs have a three year performance period, commencing January 1, 2019 and ending December 31, 2021, and will time-vest on December 31, 2021, subject to continued employment through the vesting date. Actual PSU performance results that fall in-between
the “maximum,” “target” and

“threshold” levels will be calculated based on a sliding scale. For purpose of determining the Company’s ROA rank in the Performance Peer Group, we generate the results using income from operations data and net operating asset data derived from financial statements as reported by each peer company in their year-end
annual report on Form
10-K,
uniformly adjusted for any
non-operational
charges as determined by established, independent third-party financial data providers. All calculations are validated by the Committee’s independent compensation consultant.
Payout of 2017-2019 PSUs
The PSUs granted for the 2017-2019 performance period were paid out in cash to the PSU recipients in April 2020. The Company ranked in the 17th percentile of relative TSR and in the 44th percentile of relative ROA, both as compared to its performance peers, resulting in a payout to the NEOs of $50 per PSU.
The PSU payout received by each NEO is reflected in the table below and in the “2019 Summary Compensation Table” under the column
“Non-Equity
Incentive Plan Compensation.”

Named Executive Officer	Number of Units	Value of PSU Payout
Mr. Dunlap	25,500	$1,275,000
Mr. Ballard	6,000	$300,000
Mr. Moore	7,529	$376,450
Mr. Bernard	5,336	$266,800
Mr. Masters	6,140	$307,000
Mr. Spexarth	1,541	$77,050

Perquisites
We seek to maintain a cost conscious culture, and specifically in connection with the benefits and modest perquisites provided to executives. The Company provides each of our executive officers an automobile allowance, including fuel and maintenance costs, and also reimburses them for business travel, as well as for all deductibles, co-pays,
and other out of pocket expenses associated with our health insurance program through a program called ArmadaCare, and provides them with other limited perquisites. These perquisites are intended to ensure our executive officers are able to devote their full business time to the affairs of the Company. The attributed costs of the personal benefits described above for the NEOs for 2019 are included in the “2019 Summary Compensation Table.” We believe the provision of these benefits was modest and appropriate in 2019.
Post–Employment Compensation
The Company also provides post-employment benefits to our executive officers through our SERP, including a non-qualified
deferred compensation plan and certain severance and change of control benefits pursuant to employment agreements that we have with our executive officers. For more information on these plans, see the sections entitled “Item 11. Executive Compensation—Retirement Benefit Programs” and “Item 11. Executive Compensation—Potential Payments upon Termination or Change of Control.” For more information on the contributions, earnings and aggregate account balances for each NEO, see the table entitled “Nonqualified Deferred Compensation and Supplemental Executive Retirement Plan Contribution for 2019.”
As described in more detail under “Item 11. Executive Compensation—Potential Payments upon Termination or Change of Control,” we entered into employment agreements with all of our executive officers whereby the executives are entitled to severance benefits in the event of an involuntary termination of employment under certain conditions. We have determined that it is appropriate to provide our executives with severance benefits under these circumstances in light of their positions with the Company and as part of their overall compensation package. The severance benefits are generally designed to approximate the benefits each would have received had he remained employed by the Company through the remainder of the term covered by his employment agreement.

We believe that the occurrence, or potential occurrence, of a change of control transaction creates uncertainty regarding the continued employment of our executive officers and distracts them from effectively performing their duties. This uncertainty results from the fact that many change of control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage our executive officers to remain employed with the Company during an important time when their prospects for continued employment following a transaction are often uncertain, we provide our executive officers with enhanced severance benefits under our Change of Control Severance Plan if their employment is terminated by the Company without cause or, in certain cases, by the executive for good reason in connection with a change of control (a double-trigger benefit). Because we believe that a termination by the executive for good reason may be conceptually the same as a termination by the Company without cause, and because we believe that in the context of a change of control, potential acquirers would otherwise have an incentive to constructively terminate the executive’s employment to avoid paying severance, we believe it is appropriate to provide severance benefits in these circumstances. The change of control-related severance payments are made from a transaction sharing pool that is calculated as of the date of the change of control and based on the transaction value of the Company at the time of the change of control (with the transaction pool increasing or decreasing as the transaction value increases or decreases, respectively). The impact of a change of control on our long-term incentive awards is governed by the applicable award agreement, which currently provide for accelerated vesting upon a change of control. The terms of the employment agreements and the Change of Control Severance Plan and the benefits they provide are discussed more fully in the section entitled “Item 11. Executive Compensation—Potential Payments Upon Termination or Change of Control.”
Executive Compensation Policies
Stock Ownership Guidelines and Holding Requirement
We believe it is important that the interests of our executives and directors are aligned with the long-term interests of our stockholders. We have adopted stock ownership guidelines applicable to our executive officers. Under the guidelines, required ownership levels are as follows:

Position	Stock Value as a Multiple of Base Salary
Chief Executive Officer	6x
Chief Financial Officer	3x
Executive Vice President	2x

Additionally, we included a requirement that our executives maintain ownership of at least 50% of the net after-tax
shares of common stock acquired from the Company pursuant to any equity-based awards received from the Company, unless the executive has met his individual ownership requirement. The required share amount is determined as of the date the officer becomes subject to the guidelines, and is calculated by dividing such officer’s applicable base salary multiple by the
365-day
average closing price of our common stock as reported on the NYSE, and then rounding to the nearest 100 shares. The target ownership level does not change with changes in base salary or common stock price, but will change in the event the officer’s position level changes. Our executive officers are required to achieve their required ownership levels within five years from the date they become subject to the guidelines. The Committee will administer the guidelines and will periodically review each participant’s compliance (or progress towards compliance) and may impose additional requirements the Committee determines are necessary or appropriate to achieve the purposes of this program. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Management and Director Stock Ownership” for the number of shares of our common stock beneficially owned by our NEOs.
Tax Implications
In structuring our executive compensation program, the Committee takes into account the tax treatment of our compensation arrangements, including compensation over $1 million paid to our NEOs who are “covered employees” as non-tax
deductible under Section 162(m) of the Internal Revenue Code (Section 162(m)). As in prior years, in 2019 the Committee considered the tax implications (including the lack of deductibility) when making compensation decisions, but continued to reserve the right to make compensation decisions based on other factors if it determined that it was in the best interests of the Company and its stockholders to do so.

Accounting for Stock-Based Compensation
We have followed FASB ASC Topic 718 in accounting for stock-based compensation awards. FASB ASC Topic 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. FASB ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award. We expect that we will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Compensation Committee Report on Executive Compensation
The Compensation Committee has reviewed and discussed this CD&A with management, and based on such review and discussions, the Compensation Committee recommended to the Board that this CD&A be included in this Amendment.
Compensation Committee of the Board of
Directors of Superior Energy Services, Inc.
The Report of the Compensation Committee is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
2019 Executive Compensation
2019 Summary Compensation Table
The following table summarizes the compensation awarded to, earned by, or paid to each NEO for the years ended December 31, 2019, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards (2)	Non-equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
David D. Dunlap	2019	850,000	0	1,111,800	637,484	2,204,756	226,460	5,030,500
President & Chief	2018	850,000	0	1,274,999	1,274,998	3,092,224	195,366	6,687,587
Executive Officer	2017	850,000	0	1,274,991	1,275,000	3,340,603	131,209	6,871,803
Westervelt T. Ballard, Jr.	2019	475,200	0	372,911	213,823	646,525	97,322	1,805,781
Executive Vice President,	2018	433,333	0	395,998	396,003	703,462	96,281	2,025,077
Chief Financial Officer & Treasurer	2017	400,000	0	300,001	299,999	731,939	59,263	1,791,202
Brian K. Moore	2019	501,925	0	328,221	188,215	724,163	204,298	1,946,822
Executive	2018	501,925	0	376,442	376,446	988,774	206,997	2,450,584
Vice President	2017	501,925	0	376,448	376,442	1,057,995	156,218	2,469,028
A. Patrick Bernard	2019	355,725	0	232,606	133,381	500,262	166,132	1,388,106
Executive	2018	355,725	0	266,792	266,795	687,353	176,990	1,753,655
Vice President	2017	355,725	0	266,790	266,793	774,725	132,336	1,796.369
William B. Masters	2019	433,922	0	283,749	162,704	591,782	108,818	1,580,975
Executive Vice	2018	409,360	0	230,260	307,021	705,464	112,157	1,764,262
President and General Counsel	2017	409,360	0	307,015	307,021	796,374	102,944	1,922,714
James W. Spexarth	2019	327,600	0	214,250	122,828	292,053	78,280	1,035,011
Chief Accounting Officer	2018	307,208	0	320,079	152,421	342,676	72,845	1,195,229
	2017	257,375	0	154,066	0	293,379	23,666	728,486

(1)	The amounts reported in this column represent the grant date fair value of the RSUs that we granted to the NEOs. For a discussion of valuation assumptions, see Note 6 to our consolidated financial statements included in our 2019 Annual Report for the fiscal year ended December 31, 2019. Please see the “Grants of Plan-Based Awards Table During 2019” for more information regarding the stock awards we granted in 2019 and “Item 11. Executive Compensation—Compensation Discussion and Analysis-Long-Term Incentives” sets forth additional information related to RSUs.
(2)	The Black-Scholes option model is used to determine the grant date fair value of the options that we grant to the NEOs. For additional information, refer to “Item 11. Executive Compensation—Compensation Discussion and Analysis—Long-Term Incentives” and “—Grants of Plan-Based Awards Table During 2019.” For a discussion of valuation assumptions, see Note 6 to our consolidated financial statements included in our 2019 Annual Report for the fiscal year ended December 31, 2019. See the “Grants of Plan-Based Awards Table During 2019” for more information regarding the option awards we granted in 2019.
(3)	Amounts disclosed for 2019 reflect the AIP payout received by our NEOs and the aggregate cash payout of PSUs with a performance period ending on the last day of 2019. Please see the “Item 11. Executive Compensation—Compensation Discussion and Analysis—Long-Term Incentives” for more information regarding the AIP and PSUs.

Name	AIP Payout	Value of PSU Payout
Mr. Dunlap	$929,756	$1,275,000
Mr. Ballard	$346,525	$300,000
Mr. Moore	$347,713	$376,450
Mr. Bernard	$233,462	$266,800
Mr. Masters	$284,782	$307,000
Mr. Spexarth	$215,003	$77,050

(4)	For 2019, the amount includes (i) annual contributions to the NEOs’ retirement account under our SERP and matching contributions to our 401(k) plan, (ii) life insurance premiums paid by the Company and (iii) the value of perquisites, consisting of premium payments made under the ArmadaCare program, the provision of an automobile allowance, including fuel and maintenance costs, commuting expenses and accrued dividend equivalents for outstanding time-based stock awards that were granted, but had not vested until 2019 at which time dividends were paid, as set forth below:

Name	SERP Contributions	401(k) Contributions	Life Insurance Premiums	ArmadaCare	Automobile and Commuting	Dividends
David D. Dunlap	$181,222	$11,200	$1,278	$14,760	$18,000	$0
Westervelt T. Ballard, Jr.	$60,484	$11,200	$1,278	$14,760	$9,600	$0
Brian K. Moore	$172,356	$11,200	$1,278	$9,864	$9,600	$0
A. Patrick Bernard	$119,468	$11,200	$1,278	$14,760	$19,426	$0
William B. Masters	$71,140	$11,200	$1,278	$14,760	$10,440	$0
James W. Spexarth	$40,595	$11,200	$1,258	$15,132	$9,600	$495
Grants of Plan-Based Awards During 2019
The following table presents additional information regarding PSU, RSU, stock option awards granted to our NEOs during the year ended December 31, 2019.

	Grant Date (2)	No. of Units Granted Under Non-Equity Incentive Plan Awards (3)	Estimate Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (4)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name			Threshold	Target	Maximum
David D. Dunlap
AIP (1)			$637,500	$1,275,000	$2,550,000
PSUs	2/5/2019	33,507	$1,675,350	$3,350,700	$6,701,400
RSUs	2/5/2019					25,500			$1,111,800
Stock Options	2/5/2019						25,914	$43.60	$637,484

Westervelt T. Ballard, Jr.
AIP (1)			$237,600	$475,200	$950,400
PSUs	2/5/2019	11,239	$561,950	$1,123,900	$2,247,800
RSUs	2/5/2019					8,553			$372,911
Stock Options	2/5/2019						8,692	$43.60	$213,823

Brian K. Moore
AIP (1)			$238,414	$476,829	$953,658
PSUs	2/5/2019	9,893	$494,650	$989,300	$1,978,600
RSUs	2/5/2019					7,528			$328,221
Stock Options	2/5/2019						7,651	$43.60	$188,215

A. Patrick Bernard
AIP (1)			$160,076	$320,153	$640,305
PSUs	2/5/2019	7,011	$350,550	$701,100	$1,402,200
RSUs	2/5/2019					5,335			$232,606
Stock Options	2/5/2019						5,422	$43.60	$133,381

William B. Masters
AIP (1)			$195,265	$390,530	$781,060
PSUs	2/5/2019	8,553	$427,650	$855,300	$1,710,600
RSUs	2/5/2019					6,508			$283,749
Stock Options	2/5/2019						6,614	$43.60	$162,704

James W. Spexarth
AIP (1)			$147,420	$294,840	$589,680
PSUs	2/5/2019	6,457	$322,850	$645,700	$1,291,400
RSUs	2/5/2019					4,914			$214,250
Stock Options	2/5/2019						4,993	$43.60	$122,828

(1)	The amounts shown reflect possible payments under our 2019 AIP under which the NEOs were eligible to receive a cash bonus based on achievement of certain pre-established
performance measures. Please see “Item 11. Executive Compensation—Compensation Discussion and Analysis” for more information regarding our 2019 AIP.
(2)	On February 5, 2019, the Compensation Committee approved the PSU, RSU and stock option awards for each of our NEOs.
(3)	The amounts shown reflect PSU grants under our 2019 LTI plan. The PSUs have a
3-year
performance period during which the PSUs granted on February 5, 2019 have a performance period of January 1, 2019 through December 31, 2021. In addition, the PSUs vest on December 31, 2021, subject to continued employment through the applicable vesting date. Please see “Item 11. Executive Compensation—Compensation Discussion and Analysis” for more information regarding the PSUs and the LTI awards made by the Compensation Committee.
(4)	The stock options were granted as part of the 2019 LTI plan and vest one-third
annually over a
3-year
period, commencing January 15, 2020. Please see “Item 11. Executive Compensation—Compensation Discussion and Analysis” for more information regarding the LTI awards made by the Compensation Committee.
Outstanding Equity Awards at 2019
Year-End
The following table sets forth the outstanding equity awards held by our NEOs as of December 31, 2019.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (3)
David D. Dunlap					35,373	$177,219
	14,437	—	$254.90	04/28/2020			—	—
	6,021	—	$346.00	12/10/2020
	6,671	—	$285.90	12/08/2021
	3,696	—	$285.70	02/10/2022
	16,035	—	$230.30	01/15/2023
	21,582	—	$260.20	01/15/2024
	24,000	—	$172.70	01/15/2025
	83,102	—	$97.60	01/15/2026
	10,166	5,085	$180.30	01/15/2027
	7,404	14,808	$113.10	01/15/2028
	—	25,914	$43.60	02/05/2029
Westervelt T. Ballard, Jr.					11,623	$58,231
	843	—	$285.90	12/08/2021			—	—
	331	—	$285.70	02/10/2022
	1,806	—	$230.30	01/15/2023
	2,801	—	$260.20	01/15/2024
	4,185	—	$172.70	01/15/2025
	14,491	—	$97.60	01/15/2026
	2,392	1,196	$180.30	01/15/2027
	1,742	3,484	$113.10	01/15/2028
	720	1,442	$85.60	03/01/2028
	0	8,692	$43.60	02/05/2029
Brian K. Moore					10,442	$52,314
	4,427	—	$232.90	01/31/2021			—	—
	4,007	—	$280.09	01/31/2022
	4,697	—	$230.30	01/15/2023
	6,372	—	$260.20	01/15/2024
	7,086	—	$172.70	01/15/2025
	24,536		$97.60	01/15/2026
	3,002	1,500	$180.30	01/15/2027
	2,186	4,372	$113.10	01/15/2028
	0	7,651	43.60	02/05/2029
A. Patrick Bernard					7,400	$37,074
	4,072	—	$219.30	04/01/2020
	1,498	—	$346.00	12/10/2020
	1,662	—	$285.90	12/08/2021
	566	—	$285.70	02/10/2022
	3,329	—	$230.30	01/15/2023
	4,516	—	$260.20	01/15/2024
	5,022	—	$172.70	01/15/2025
	17,389	—	$97.60	01/15/2026
	2,126	1,065	$180.30	01/15/2027
	1,549	3,099	$113.10	01/15/2028
	0	5,442	$43.60	02/05/2029

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (3)
William B. Masters					8,886	$44,519
	3,200	—	$219.30	04/01/2020			—	—
	1,117	—	$346.00	12/10/2020
	1,239	—	$285.90	12/08/2021
	746	—	$285.70	02/10/2022
	3,047	—	$230.30	01/15/2023
	4,330	—	$260.20	01/15/2024
	4,816	—	$172.70	01/15/2025
	16,675	—	$97.60	01/15/2026
	2,448	1,224	$180.30	01/15/2027
	1,783	3,565	$113.10	01/15/2028
		6,614	$43.60	02/05/2029

James W. Spexarth
	1,144	2,288	$85.60	01/15/2028	7,374	$36,944	—	—
	0	4,993	$43.60	02/05/2029

(1)	Options vest ratably over a 3-year period from the date of grant, subject to continued employment through the vesting date.
(2)	The RSUs held by our NEOs as of December 31, 2019 vest as follows, subject to continued service through the vesting date:

Name	Total Unvested RSUs	Vesting Schedule
David D. Dunlap	35,373
		14,614 shares vesting on 1/15/20
		12,259 shares vesting on 1/15/21
		8,500 shares vesting on 1/15/22

Westervelt T. Ballard, Jr.	11,623
		4,662 shares vesting on 1/15/20
		4,110 shares vesting on 1/15/21
		2,851 shares vesting on 1/15/22

Brian K. Moore	10,442
		4,313 shares vesting on 1/15/20
		3,619 shares vesting on 1/15/21
		2,510 shares vesting on 1/15/22

A. Patrick Bernard	7,400
		3,057 shares vesting on 1/15/20
		2,564 shares vesting on 1/15/21
		1,779 shares vesting on 1/15/22

William B. Masters	8,886
		3,642 shares vesting on 1/15/20
		3,074 shares vesting on 1/15/21
		2,170 shares vesting on 1/15/22

James W. Spexarth	7,374
		3,010 shares vesting on 1/15/20
		2,726 shares vesting on 1/15/21
		1,638 shares vesting on 1/15/22
(3)	Based on the closing price of our common stock on December 31, 2019 of $5.01, as reported on the NYSE.
Option Exercises and Stock Vested in 2019
The following table sets forth certain information regarding the exercise of stock options and the vesting of RSUs during the fiscal year ended December 31, 2019 for each of our NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)
David D. Dunlap	—	—	6,114	$234,778
Westervelt T. Ballard, Jr.	—	—	1,812	$69,581
Brian K. Moore	—	—	1,805	$69,312
A. Patrick Bernard	—	—	1,279	$49,114
William B. Masters	—	—	1,103	$42,355
James W. Spexarth	—	—	1,991	$76,454

(1)	Mr. Masters’ value excludes 367 deferred RSUs to be distributed upon retirement in 5 equal annual installments.
(2)	Value realized is calculated based on the closing sale price on the vesting date of the award.
2019 Pension Benefits Table
None of our NEOs participated in any defined benefit pension plans in 2019.
Retirement Benefit Programs
Supplemental Executive Retirement Plan
The SERP provides retirement benefits to the Company’s executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified
defined contribution retirement plan and all contributions under the SERP are in the form of credits to a notional account maintained for each participant. The Company may elect to set aside funds in a rabbi trust to cover the benefits under the SERP, though the funds remain subject to the claims of the Company’s creditors.
•	Contributions: Under the SERP, the Company generally makes annual contributions ranging from 2.5% to 25% of salary and annual cash bonus based on the participant’s age and years of service. Executives whose combined age and years of service was at least 55 as of December 31, 2008, receive higher annual contributions, ranging from 10% to 35% of base salary and annual cash bonus. The highest annual contribution made for an NEO during 2019 was 20%. The Compensation Committee, in its sole discretion, may also make discretionary contributions to a participant’s SERP account.
•	Vesting: A participant vests in his SERP account upon the earliest to occur of: (i) attaining six years of service (including service prior to the adoption of the SERP), upon which amounts in the SERP account vest in 20% annual increments provided the participant remains employed; (ii) attaining age 65; (iii) a change of control; (iv) becoming disabled; or (v) termination of the participant’s employment without cause by the Company. Regardless of their vested status, participants will forfeit all benefits under the SERP if they are terminated for cause or, if within 36 months after a termination without cause, engage in any activity in competition with any activity of the Company or inimical, contrary or harmful to the interests of the Company.
•	Earnings: Following the end of each plan year, SERP credits are adjusted to reflect earnings on the average daily balance of the notional accounts during the year, at a rate of interest equal to the Company’s after-tax
long-term borrowing rate for the year.
•	Payout: Upon separation from service, participants are paid their vested SERP accounts in a lump sum or installments, as elected by the participant, commencing seven months after separation from service.
Nonqualified Deferred Compensation Plan (NQDC Plan)
The NQDC Plan provides an income deferral opportunity for executive officers and certain senior managers of the Company who qualify for participation. Participants may also defer all or a portion of the common stock due upon vesting of RSU awards. The NQDC Plan is unfunded, but the Company may elect to set aside funds in a rabbi trust to cover the benefits under the plan, though the funds remain subject to the claims of the Company’s creditors.

•	Contributions: Participants in the NQDC Plan may make an advance election each year to defer up to 75% of base salary, 100% of their annual bonus and 50% of the cash payout value of any PSUs. The Compensation Committee, in its sole discretion, may provide a match of up to 100% of the deferrals; however, the Company has never elected to grant a match.
•	Vesting: Participants are immediately 100% vested in their benefits under the NQDC Plan.
•	Earnings: Participants may choose from a variety of investment options to invest their deferrals over the deferral period. Participants earn a rate of return on their NQDC Plan account that approximates the rate of return that would be provided by certain specified mutual funds that participants may designate from a list of available funds selected by the NQDC Plan administrative committee.
•	Payout: Benefits are paid in either a
lump-sum
or in equal annual installments over a
2-
to
15-year
period, as elected by the participant. Generally, benefits that are due as a result of a termination of service are paid or commence in the seventh month after termination. However, only participants who are at least age 55 with at least five years of service at termination are eligible to receive or continue receiving installment distributions following termination.
See “Item 11. Executive Compensation—Compensation Discussion and Analysis” for more information on these retirement programs.
Nonqualified Deferred Compensation and Supplemental Executive Retirement Plan Contribution for 2019

Name	Executive Contributions in 2019 (1)	Registrant Contributions in 2019 (2)	Aggregate Earnings in 2019		Aggregate Withdrawals/ Distributions	Aggregate Balance at 12/31/19
David D. Dunlap
NQDC Plan	—	—	$101,581	(3)	—	$459,682
SERP	—	$181,222	67,087	(4)	—	$1,398,156

Westervelt T. Ballard, Jr.
NQDC Plan	—	—	—		—	—
SERP	—	$60,484	$12,872	(4)	—	$294,060

Brian K. Moore
NQDC Plan	—	—	—		—	—
SERP	—	$172,356	$55,211	(4)	—	$1,174,037

A. Patrick Bernard
NQDC Plan	—	—	$1,538,130	(3)	—	$8,889,553
SERP	—	$119,468	$77,174	(4)	—	$1,519,295

William B. Masters
NQDC Plan	$217,191	—	$22,313	(3)	—	$1,488,049
SERP	—	$71,140	$39,299	(4)	—	$783,999

James W. Spexarth
NQDC Plan	—	—	$89,964	(3)	—	$445,313
SERP	—	$40,595	$1,999	(4)	—	$76,941

(1)	Of the contributions reflected in this column, the following contribution is part of the total compensation for 2019 and is included under the Salary column in the “Summary Compensation Table” herein: Mr. Masters — $43,336. The remainder of the contributions reported in this column for Mr. Masters is part of the total compensation reported for 2016 and 2018, but paid in 2019 (2016 PSU grant and 2018 Bonus paid in 2019).
(2)	The amounts reflected are part of each executive’s total compensation for 2019 and are included under the All Other Compensation column in the “Summary Compensation Table.”
(3)	With regard to the NQDC Plan, participant contributions are treated as if invested in one or more investment vehicles selected by the participant. The annual rate of return for these funds for fiscal year 2019 was as follows:

Fund	One Year Total Return
NVIT Government Money Market V	1.83%
JPMorgan IT Insurance Tr Core Bond 1	8.18%
Vanguard VIF Total Bond Market Index	8.67%
MFS VIT Value Svc	29.51%
Fidelity VIP Index 500 Initial	31.35%
American Funds IS Growth 2	30.77%
JPMorgan Insurance Tr Mid Cap Value 1	26.76%
Janus Henderson VIT Enterprise Svc	35.16%
DFA VA U.S. Targeted Value	22.56%
Vanguard VIF Small Co Gr	28.05%
MFS VIT II International Intrs Val Svc	25.64%
Invesco VI II International Growth I	28.57%
Vanguard VIF Real Estate Index	28.81%
Templeton Global Bond VIP I	2.26%
Vanguard VIF Mid Cap Index	30.87%
DWS Small Cap Index VIP A	25.22%
NVIT International Index I	21.77%
(4)	Pursuant to the terms of the SERP, aggregate earnings for 2019 were calculated at a rate of interest equal to 5.82%, which was our after-tax long-term borrowing rate.
Potential Payments Upon Termination or Change of Control
In addition to the post-employment benefits under the Company’s 401(k) plan, the SERP and the NQDC Plan, each of our NEOs are entitled to severance benefits upon termination of employment, including in connection with a change of control of the Company under their employment agreements. See also “Item 11. Executive Compensation—Compensation Discussion and Analysis” for additional information.
Below is a description of the employment agreements and Change of Control Severance Plan in place with each of our NEOs. As required by the SEC’s disclosure rules, we have included disclosure quantifying the potential payments to our NEOs under various termination and change of control scenarios based on the agreements in place as of December 31, 2019.
Executive Employment Agreements and Severance Program
All of our NEOs are party to the same form of employment agreement. The initial term of each employment agreement is three years and the term automatically extends for an additional year on the second anniversary and each subsequent anniversary, unless prior written notice not to extend the term is provided by the Company or the NEO. The employment agreements entitles our NEOs to:
•	a base salary;
•	eligibility for annual incentive bonuses and LTI awards as approved by the Compensation Committee;
•	participation in the retirement and welfare benefit plans of the Company; and
•	participation in our Change of Control Severance Plan
Termination due to Incapacity, No Cause, Good Reason without a Change of Control
.    If (1) the Company terminates an NEO’s employment (a) due to incapacity or (b) without cause or (2) the NEO terminates his employment for good reason as defined in the employment agreement and the termination under (1)(b) or (2) is not due to a change of control, then the Company will pay or provide the NEO:
•	the NEO’s base salary through the date of termination, any earned but unpaid cash incentive compensation for the preceding calendar year, any rights under the terms of equity awards and any medical or other welfare benefits required by law (the Accrued Amounts);

•	a lump sum payment equal to:
•	two times the sum of the NEO’s annual salary plus target annual bonus; and
•	the NEO’s pro-rated target annual bonus for the year of termination; and
•	Company-paid healthcare continuation benefits for up to 24 months for the NEO and the NEO’s spouse and/or family (the Welfare Continuation Benefit).
The payments and benefits described above (other than the Accrued Amounts) are subject to the NEO’s timely execution of a release of claims in favor of the Company.
Termination for No Cause or Good Reason with Change of Control
.
    If the NEO is terminated by the Company without cause or if the NEO terminates his employment for good reason and the termination occurs within 6 months before or 24 months after a change of control, then the Company will be required to pay or provide:
•	the Accrued Amounts;
•	a cash severance payment pursuant to the terms of our Change of Control Severance Plan described below;
•	a lump sum amount equal to the NEO’s pro-rated target annual bonus for the year of termination;
•	outplacement services for one year after termination at a cost of up to $10,000; and
•	the Welfare Continuation Benefit.
The payments and benefits described above (other than the Accrued Amounts) are subject to the NEO’s timely execution of a release of claims in favor of the Company. The Company does not provide excise tax gross-ups
under the employment agreements or Change of Control Severance Plan discussed below.
Termination for Cause, Death or Without Good Reason
. If the NEO is terminated by the Company for cause, due to the NEO’s death or by the NEO without good reason, then the Company will only be required to pay to the NEO or the NEO’s estate the Accrued Amounts.
Each employment agreement contains an indefinite confidentiality and protection of information covenant and a mutual non-disparagement
covenant for one year after termination of employment. If the NEO is terminated by the Company for cause or if the NEO terminates the NEO’s employment without good reason, the NEO will also be bound by a non-compete
and
non-solicitation
covenant for one year after the date of the NEO’s termination.
Change of Control Severance Plan.
Each NEO participates in the Company’s Change of Control Severance Plan and is eligible to receive certain cash severance payments upon a termination of employment without cause or for good reason that occurs within 6 months before or 24 months after a change of control. The potential severance payments due under the plan are determined as of the date of the change of control, based on a sharing pool that is calculated as a percentage of the transaction value (with the sharing pool increasing or decreasing as the transaction value increases or decreases, respectively). The Company does not provide excise tax gross-ups
under our severance plan.
Calculation of change of control severance benefits
. The severance benefit is equal to each participant’s portion of the total cash available in the sharing pool. Each participant’s severance benefit will be determined based on the date of the change of control and will ensure: (1) each participant receives the same percentage of the total net after-tax
benefit that would be received by all participants under the plan as the participant’s percentage interest; and (2) the total net after-tax
benefit received by all participants is maximized.

Determination of “sharing pool.”
The total severance benefits payable under the plan may not exceed the “sharing pool.” The sharing pool is determined based on the transaction value as defined in the plan at the time of the change of control as follows:

Transaction Value (in Billions)	Sharing Pool (6 Executives)	Sharing Pool as a Percentage of Transaction Value (Approximate)
$1.0	$14,200,000	1.42%
$2.0	$17,125,601	0.86%
$2.5	$17,726,908	0.71%
$3.0	$18,345,266	0.61%
$3.5	$18,981,202	0.54%
If the actual transaction value at the time of a change of control falls between the transaction values shown above, the sharing pool will be interpolated. If the transaction value is greater than the transaction values identified above, the sharing pool value will increase linearly. The Compensation Committee will determine the sharing pool should the applicable transaction value fall outside the values above. In addition, the sharing pool values will be adjusted if new participants are added to or removed from the plan between the effective date of the plan and the date of the change of control. Specifically, the sharing pool will be decreased or increased, as applicable, by the amount that is equal to the applicable transaction value multiplied by 0.07% or 0.04% if the individual is in the top half or bottom half, respectively, of participants ranked by their “combined compensation” (as defined in the plan), as determined by the Compensation Committee. Under the plan, a participant’s “combined compensation” is the sum of the participant’s base salary, target bonus and unvested LTI, as those terms are defined in the plan.
Calculation of participant’s percentage interest in the sharing pool
. Each participant’s interest or “participation alignment” in the sharing pool is initially determined by dividing the participant’s “combined compensation” by the sum of the combined compensation for all participants, thus resulting in a percentage amount for each participant which, add up to 100%. The difference between the participation alignment of the participant with the highest combined compensation and the participation alignment of the participant with the second highest combined compensation of all the participants as of the date of the change of control may not exceed the percentage that is equal to (1/n)% +12%, where n is the number of participants as of the date of the change of control. If necessary, the participation alignment of the participant with the highest combined compensation as of the date of the change of control will be decreased and the participation alignments of each of the other participants increased on a pro rata basis so that (1) the rule contained in the preceding sentence is respected and (2) the sum of the participation alignments of all participants is equal to 100% (effectively capping the highest paid NEO’s benefit).
Equity Awards
Upon the termination of an NEO’s employment due to retirement, death or disability or a termination without cause by the Company, accelerated vesting of NEO equity awards will only occur upon (1) the retirement, death or disability of the NEO prior to the end of the applicable performance period; or (2) termination of the NEO’s employment (i) by the Company without cause or (ii) by the NEO for good cause as defined in the employment agreement, if termination under (i) or (ii) occurs after a change of control.
Except as otherwise noted, the following table quantifies the potential payments to our NEOs under their employment arrangements and our Change of Control Severance Plan discussed above, for various scenarios involving a change of control or termination of employment of each of our NEOs in such position at the end of the year, assuming a December 31, 2019 termination date and where applicable, using the closing price of our common stock of $5.01 (as reported on the NYSE as of December 31, 2019). Excluded are benefits provided to all employees, such as accrued vacation and benefits provided by third parties under our life and other insurance policies. Also excluded are benefits our NEOs would receive upon termination of employment under the SERP and the NQDC Plan, as described above, as well as benefits under our 401(k) plan. The table also assumes the following:
•	the number of participants in the Change of Control Severance Plan is six;
•	the transaction value on December 31, 2019 is $1.2 billion (estimated value assumes equity based on our December 29, 2019 closing stock price plus all outstanding debt reflected on the December 31, 2019 balance sheet); and
•	the corresponding sharing pool is $14,791,149.

Name	Lump Sum Severance Payment	Outstanding Unvested Options	Outstanding RSUs	Outstanding PSUs	Health Benefits	Tax Gross-Up	Total

David D. Dunlap
Retirement	n/a	n/a	n/a	(2)	n/a	n/a	—
Death	n/a	n/a	$177,219	(2)	n/a	n/a	$177,219
Disability/Incapacity	$5,525,000	n/a	$177,219	(2)	$66,952	n/a	$5,769,171
Termination – No Cause	$5,525,000	n/a	n/a	(2)	$66,952	n/a	$5,591,952
Termination – Good Reason	$5,525,000	n/a	n/a	(2)	$66,952	n/a	$5,591,952
Termination in connection with Change of Control (1)	$3,515,922	n/a	$177,219	$11,801,400	$66,952	n/a	$15,561,493

Westervelt T. Ballard, Jr.
Retirement	n/a	n/a	n/a	(2)	n/a	n/a	—
Death	n/a	n/a	$58,231	(2)	n/a	n/a	$58,231
Disability/Incapacity	$4,465,809	n/a	$58,231	(2)	$66,952	n/a	$2,501,183
Termination – No Cause	4,465,809	n/a	n/a	(2)	$66,952	n/a	$2,442,952
Termination – Good Reason	4,465,809	n/a	n/a	(2)	$66,952	n/a	$2,442,952
Termination in connection with Change of Control (1)	$4,465,809	n/a	$58,231	$3,831,800	$66,952	n/a	$8,422,792

Brian K. Moore
Retirement	n/a	n/a	n/a	(2)	n/a	n/a
Death	n/a	n/a	$52,314	(2)	n/a	n/a	$52,314
Disability/Incapacity	$2,434,336	n/a	$52,314	(2)	$45,424	n/a	$2,532,074
Termination – No Cause	$2,434,336	n/a	n/a	(2)	$45,424	n/a	$2,479,760
Termination – Good Reason	$2,434,336	n/a	n/a	(2)	$45,424	n/a	$2,479,760
Termination in connection with Change of Control (1)	$2,216,829	n/a	$52,314	$3,484,400	$45,424	n/a	$5,798,967

A. Patrick Bernard
Retirement	n/a	n/a	n/a	(2)	n/a	n/a	—
Death	n/a	n/a	$37,074	(2)	n/a	n/a	$37,074
Disability/Incapacity	$1,671,908	n/a	$37,074	(2)	$66,952	n/a	$1,775,934
Termination – No Cause	$1,671,908	n/a	n/a	(2)	$66,952	n/a	$1,738,860
Termination – Good Reason	$1,671,908	n/a	n/a	(2)	$66,952	n/a	$1,738,860
Termination in connection with Change of Control (1)	$1,247,846	n/a	$37,074	$2,469,400	$66,952	n/a	$3,821,272

William B. Masters
Retirement	n/a	n/a	n/a	(2)	n/a	n/a	—
Death	n/a	n/a	$44,519	(2)	n/a	n/a	$44,519
Disability/Incapacity	$2,039,433	n/a	$44,519	(2)	$66,952	n/a	$2,150,904
Termination – No Cause	$2,039,433	n/a	n/a	(2)	$66,952	n/a	$2,106,385
Termination – Good Reason	$2,039,433	n/a	n/a	(2)	$66,952	n/a	$2,106,385
Termination in connection with Change of Control (1)	$3,620,362	n/a	$44,519	$2,938,600	$66,952	n/a	$6,670,433

James W. Spexarth
Retirement	n/a	n/a	n/a	(2)	n/a	n/a	—
Death	n/a	n/a	$36,944	(2)	n/a	n/a	$36,944
Disability/Incapacity	$1,539,720	n/a	$36,944	(2)	$67,655	n/a	$1,644,319
Termination – No Cause	$1,539,720	n/a	n/a	(2)	$67,655	n/a	$1,607,375
Termination – Good Reason	$1,539,720	n/a	n/a	(2)	$67.655	n/a	$1,607,375
Termination in connection with Change of Control (1)	$2,956,932	n/a	$36,944	$2,236,400	$67,655	n/a	$5,297,931

(1)	Certain of the benefits described in the table would be achieved in the event of a change of control alone and would not require a termination of the NEO’s employment. In particular, pursuant to the terms of our incentive award plans and the individual award agreements, upon a change of control as defined in the plans, (i) all outstanding stock options would immediately vest, (ii) all restrictions on outstanding RSUs would lapse and (iii) all outstanding PSUs would be paid out as if the maximum level of performance had been achieved. In addition to the amounts set forth in the table above, upon a qualifying termination in connection with a change of control, each NEO is also entitled to outplacement assistance of up to $10,000.
The total cash severance due to a change of control for our CEO, Mr. Dunlap, is less than 2x the sum of his base salary identified in the Summary Compensation Table and his target bonus in 2019. The lump sum severance payment due to each NEO would consist of the following:

Name	Change of Control Severance Plan Payment	Target Bonus Payment	Total Cash Severance Payment	Total Cash Severance Multiple of Base Salary + Target Bonus
David D. Dunlap	$2,240,922	$1,275,000	$3,515,922	1.7x
Westervelt T. Ballard, Jr.	$3,990,609	$475,200	$4,465,809	4.7x
Brian K. Moore	$1,740,000	$476,829	$2,216,829	2.3x
A. Patrick Bernard	$927,693	$320,153	$1,247,846	1.8x
William B. Masters	$3,229,832	$390,530	$3,620,362	4.4x
James W. Spexarth	$2,662,091	$294,840	$2,956,931	4.8
(2)	Pursuant to the terms of the PSU award agreements, if an NEO’s employment terminates prior to the end of the applicable performance period as a result of retirement, death, disability, or termination for any reason other than the voluntary termination by the NEO or termination by the Company for cause, then the NEO retains a pro-rata
portion of the NEO’s then-outstanding PSUs based on the NEO’s employment during the performance period and the remaining units will be forfeited. The retained units will be valued and paid out to the NEO in accordance with their original payment schedule based on the Company’s achievement of the applicable performance criteria. Upon a voluntary termination by the NEO or a termination by the Company for cause, all outstanding units are forfeited.
CEO Pay Ratio
The following is a reasonable estimate of the pay ratio of our median compensated employee compared to our CEO based on the “2019 Summary Compensation Table” data and real pay data which includes salary, payouts from the AIP, PSUs and the value of vested RSUs (valuing the shares based on the closing price at year-end)
and the gain on the exercise of any stock options:

CEO Pay Ratio
	Compensation Table Pay	Real Pay
Pay Ratio	50:1	31:1
In 2019, there were no meaningful changes to our employee population or employee compensation arrangements that we believe would have significantly impacted the CEO pay ratio disclosure. As a result, our median compensated employee remained the same as identified in 2019 as allowed by the SEC rules.
To summarize the methodology we used in identifying the median compensated employee in 2018, we consistently applied the compensation measure of total taxable compensation which included base salary, overtime, bonuses, long-term incentives and any other type of taxable compensation. In our analysis, we included all part-time and full-time U.S. and
non-U.S.
employees who were employed by the Company as of December 31, 2018. The 5% de minimis exception was applied, allowing the exclusion of
non-U.S.
employees if they account for 5% or less of our total employees.
Non-U.S.
employees were excluded under the 5% de minimis exception from Indonesia, Trinidad and Tobago, India and Colombia. The exclusion of
non-U.S.
employees represented less than 5% of our total number of employees. Given that we have global operations and employees located in many locations, pay and reporting systems and pay practices vary depending on the region. As a result, assumptions, adjustments and estimates were consistently applied to identify the annual total taxable compensation of the median compensated employee. In addition, anomalies related to compensation were excluded as allowed by the SEC. We selected December 31, 2018 as the date to identify our median compensated employee. Based on the methodology described above, our median compensated employee is an hourly field training employee who has worked for our Company for eight years.
In 2019, our median compensated employee earned an annual total compensation of $99,759. Our CEO’s compensation reflected in the Summary Compensation was $5,030,500. As a result, the pay ratio between our CEO’s total annual compensation and our median compensated employee’s total annual compensation was 50:1 in 2019. The pay ratio between our CEO’s real pay and our median compensated employee’s real pay was 31:1 in 2019.

2019 Director Compensation
In 2019, directors maintained the 15% reduction of the annual retainer paid to non-management
directors that was implemented in 2016 to show alignment with management. During 2019, our non-management
directors received:
•	an annual retainer of $175,000;
•	an additional annual fee of $20,000 for the chair of the Audit Committee;
•	an additional annual fee of $15,000 for the chair of the Compensation Committee;
•	an additional annual fee of $10,000 for the chair of the Corporate Governance Committee;
•	an additional annual fee of $25,000 for the Lead Director; and
•	an additional annual fee of $125,000 for the non-executive chairman of the Board.
In 2019,
non-management
directors’ compensation included RSUs with a grant date fair value of approximately $82,000. The RSUs are granted on the day following each Annual Meeting, with the number of RSUs granted determined by dividing $82,000 by the closing price of our common stock on the day of the Annual Meeting and rounding up to the next whole RSU. In addition, if the director’s initial election or appointment does not occur at an Annual Meeting, then he or she will receive a pro rata number of RSUs based on the number of full calendar months between the date of election or appointment and the first anniversary of the previous Annual Meeting.
The RSUs vest and pay out in shares of our common stock on the date of the next year’s Annual Meeting, subject to the applicable director’s continued service through the date and further subject to each director’s ability to elect to defer receipt of the shares of our common stock under the NQDC Plan.
Under our NQDC Plan,
non-management
directors may elect to defer compensation received from the Company for service on our Board. Deferred cash compensation will earn a rate of return based on hypothetical investments in certain mutual funds from which the director may select, or may be converted to deferred RSUs. Any deferred RSUs will be paid out in shares of our common stock and will be credited with dividend equivalents for any dividends paid on our common stock. Director participants may elect the timing of the distributions of their deferred compensation, which may be made in a lump sum payment or installments, provided that all payments are made no later than 10 years following the director’s termination of service on our Board.
The table below summarizes the compensation of our
non-management
directors for 2019. As CEO and President, Mr. Dunlap does not receive any additional compensation for his service as a director. His compensation as an executive is reflected in the “Item 11. Executive Compensation—2019 Executive Compensation—2019 Summary Compensation Table.” All
non-management
directors are reimbursed for reasonable expenses incurred in attending Board and committee meetings.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation	Total
James M. Funk	$162,500	$82,000	$0	$244,500
Terence E. Hall	$262,500	$82,000	$0	$344,500
Peter D. Kinnear	$141,667	$82,000	$0	$223,667
Janiece M. Longoria	$143,333	$82,000	$0	$225,333
Michael M. McShane	$149,167	$82,000	$0	$231,167
W. Matt Ralls	$152,500	$82,000	$0	$234,500

(1)	Amounts shown reflect fees earned by the directors as retainers or fees for their service on our Board during 2019.
(2)	Amounts reflect the aggregate grant date fair value of the RSU awards calculated in accordance with FASB ASC Topic 718 at the closing price of our common stock on the date of grant. On June 7, 2019, each non-employee
director received an award of 50,000 RSUs, with a grant date fair value of $1.64 per unit.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
All of our equity compensation plans have been previously approved by our stockholders. There are no securities issued under equity compensation plans that have not been previously approved by our stockholders.
Principal Stockholders
The following table shows the number of shares of our common stock beneficially owned by holders as of June 1, 2020, known by us to beneficially own more than 5% of the outstanding shares of our common stock. The information in the table is based on our review of filings with the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)
LJH, Ltd. 377 Neva Lane Denison, Texas 750200019	2,382,000	(2)	15.07%

Warlander Asset Management, LP 250 West 55 th Street, 33 rd Floor New York, New York 10019	1,099,999	(3)	6.96%

Monarch Alternative Capital LP 535 Madison Avenue New York, New York 10022	1,136,498	(4)	7.19%

Aristeia Capital, L.L.C. One Greenwich Plaza, 3 rd Floor Greenwich, CT 06830	951,914	(5)	6.02%

Madison Avenue Partners, LP 150 East 58 th Street, 14 th Floor New York, New York, 10155	793,858	(6)	5.02%

(1)	Based on 15,798,919 shares of our common stock outstanding as of June 1, 2020.
(2)	In the Schedule 13D/A filed on October 18, 2019, LJH, Ltd. reported that it has the sole power to dispose or direct the disposition of all the shares reported and the sole power to vote or direct the vote of all the shares reported.
(3)	In the Schedule 13G filed on January 10, 2020, Warlander Asset Management, LP reported that it has the shared power to dispose or direct the disposition of all the shares reported and the shared power to vote or direct the vote of all the shares reported.
(4)	In the Schedule 13G filed on February 12, 2020, The Monarch Alternative Capital LP reported that it has the shared power to dispose or direct the disposition of all the shares reported and the shared power to vote or direct the vote of all shares reported.
(5)	In the Schedule 13G filed on February 14, 2020, Aristeia Capital, L.L.C. reported that it has the sole power to dispose or direct the disposition of all the shares reported and the sole power to vote or direct the vote of all the shares reported.
(6)	In the Schedule 13G filed on February 14, 2020, Madison Avenue Partners, LP reported that it has the sole power to vote or direct the vote of all the shares reported.

Management and Director Stock Ownership
The following table shows the number of shares of our common stock beneficially owned as of June 1, 2020, by our current (i)
 non-management
directors, (ii) NEOs, and (iii) directors and executive officers as a group. The information in the table is based on our review of filings with the SEC. Each person listed below has sole voting and investment power with respect to the shares beneficially owned unless otherwise stated.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
NON-MANAGEMENT DIRECTORS
James M. Funk	28,734	*
Terence E. Hall	106,560	*
Peter D. Kinnear	67,746	*
Janiece M. Longoria	1,018	*
Michael M. McShane	115,763	*
W. Matt Ralls	7,286	*

NAMED EXECUTIVE OFFICERS
David D. Dunlap	336,858	2.13%
Westervelt T. Ballard, Jr.	129,256	*
Brian K. Moore	203,759	1.29%
A. Patrick Bernard	54,277	*
William B. Masters	63,533	*
James W. Spexarth	19,880	*

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (12 Persons) (3)	1,134670	7.18%

*	Less than 1%.
(1)	Includes the number of shares subject to options that are exercisable within 60 days, as follows: Mr. Dunlap (199,808); Mr. Ballard (35,846); Mr. Moore (62,550); Mr. Bernard (42,082); Mr. Masters (41,415) and Mr. Spexarth (3,952). The total number of shares subject to options that are exercisable within 60 days for all directors and executive officers as a group is 385,653.

(2)	Based on 15,798,919 shares of our common stock outstanding as of June1, 2020.
(3)	Includes stock beneficially owned by all directors and executive officers.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Transactions
Our practice has been that any transaction which would require disclosure under Item 404(a) of Regulation
S-K
of the rules and regulations of the SEC, with respect to a director or executive officer, must be reviewed and approved by our Audit Committee. The Audit Committee reviews and investigates any matters pertaining to the integrity of our executive officers and directors, including conflicts of interest, or adherence to standards of business conduct required by our policies. We are currently not a party to any transactions requiring a disclosure.
Director Independence
The Board has also affirmatively determined that each member of our standing committees (the Audit Committee, Compensation Committee and Corporate Governance Committee) has no material relationship with the Company and satisfies the independence criteria (including the enhanced criteria applicable to the Audit and Compensation Committees) set forth in the NYSE listing standards and SEC rules and regulations.

Item 14. Principal Accountant Fees and Services
Fees Paid to Independent Registered Public Accounting Firm
The following table presents fees for professional audit services rendered to KPMG LLP for the audit of the Company’s annual financial statements for 2019, 2018 and 2017, and fees billed for other services rendered by KPMG LLP:

	Fiscal Year Ended December 31
	2019	2018	2017
Audit Fees(1)	$3,973,630	$3,254,470	$3,201,583
Audit-Related Fees(2)	$200,000	$0	$160,000
Tax Fees(3)	$25,827	$122,161	$170,735
All Other Fees	$0	$0	$0

(1)	Audit fees were for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements, for the audit of internal controls over financial reporting and for services normally provided by KPMG in connection with statutory audits and review of documents filed with the SEC.
(2)	Audit fees for professional services related to SEC filings for debt offering.
(3)	Reflects fees for professional services rendered for tax compliance, tax advice, tax planning, statutory reporting and other international, federal and state projects.
Pre-Approval
Process
The Audit Committee must
pre-approve
all audit and permissible
non-audit
services provided by the independent auditor and follows established approval procedures to ensure that the independent auditor’s independence will not be impaired. If services require specific pre-approval,
the Company’s Chief Accounting Officer (CAO) submits requests along with a joint statement from the independent auditor as to whether, in the CAO’s view, the request for services is consistent with the SEC’s rules on auditor independence.
The Audit Committee delegated
pre-approval
authority for audit, audit-related, tax services and other services that may be performed by the independent auditor in the pre-approval
policy to its chair and any
pre-approval
decisions are presented to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibility to pre-approve
services to be performed by the Company’s independent auditor.
All audit and tax fees described above were approved by the Audit Committee before services were rendered.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report.
1.
Financial Statements.
The financial statements and report of the independent registered public accounting firm have been included in Part II, Item 8 of our Annual Report on Form
10-K
filed on February 28, 2020.
2.
Financial Statement Schedules.
All financial statement schedules have been included in Part IV, Item 15 of our Annual Report on Form
10-K
filed on February 28, 2020 or they are either inapplicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.
3.
Exhibits.
See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.
(b) Exhibits.

Exhibit No.	Description

2.1 †
Agreement and Plan of Merger, dated as of December 18, 2019, by and among Superior Energy Services, Inc., New NAM, Inc., Forbes Energy Services Ltd. Spieth Newco, Inc., Spieth Merger Sub, Inc. and Fowler Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 18, 2019 (File No. 001-34037)).

2.2 †
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

3.1 †
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

3.2 †
Amended and Restated Bylaws of Superior Energy Services, Inc. (as amended through March 7, 2012) (incorporated herein by reference to Exhibit 3.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed March 12, 2012 (File No. 001-34037)).

4.1 †
Specimen Stock Certificate (incorporated herein by reference to Post-Effective Amendment No. 1 to Superior Energy Services, Inc.’s Form S-4 on Form SB-2 filed January 9, 1997 (Registration Statement No. 33-94454)).

4.2 †
Indenture, dated December 6, 2011, among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 12, 2011 (File No. 001-34037)), as amended by Supplemental Indenture, dated February 29, 2012, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed March 1, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated May 7, 2012, by and among SESI, L.L.C. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed May 8, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated August 29, 2014, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed September 2, 2014 (File No. 001-34037)), as further amended by Supplemental Indenture dated August 3, 2015, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed August 4, 2015 (File No. 001-34037)) as further amended by Supplemental Indenture dated August 17, 2017, by and among SESI L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed August 17, 2017 (File No. 001-34037)), as further amended by Supplemental Indenture, dated as of October 20, 2017, by and among SESI L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed October 23, 2017 (File No. 001-34037)) as further supplemented by Supplemental Indenture, dated as of February 14, 2020 by and among SESI, L.L.C., the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed February 14, 2020 (File No. 001-34037)).

4.3 †
Indenture, dated August 17, 2017, among SESI L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed August 17, 2017 (File No. 001-34037)), as further amended by Supplemental Indenture, dated as of October 20, 2017, by and among SESI L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed October 23, 2017 (File No. 001-34037)).

4.4 †
Indenture, dated February 24, 2020, among SESI, L.L.C., the guarantors party thereto and UMB Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed February 26, 2020 (File No. 001-34037)).

4.5 †
Description of the Company’s Common Stock (incorporated herein by reference to Exhibit 4.5 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-34037)).

10.1 †
Voting and Support Agreement, dated as of December 18, 2019, by and among Superior Energy Services, Inc., New NAM, Inc., Forbes Energy Services Ltd., Ascribe Capital LLC and each of the other parties thereto (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 18, 2019 (File No. 001-34037)).

10.2 †
Voting and Support Agreement, dated as of December 18, 2019, by and among Superior Energy Services, Inc., New NAM, Inc., Forbes Energy Services Ltd., Solace Capital Partners, L.P. and each of the other parties thereto

10.3 †
Voting and Support Agreement, dated as of December 18, 2019, by and among Superior Energy Services, Inc., New NAM, Inc., Forbes Energy Services Ltd. and John E. Crisp (incorporated herein by reference to Exhibit 10.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 18, 2019 (File No. 001-34037)).

10.4 †
Voting and Support Agreement, dated as of December 18, 2019, by and among Superior Energy Services, Inc., New NAM, Inc., Forbes Energy Services Ltd. and L. Melvin Cooper (incorporated herein by reference to Exhibit 10.4 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 18, 2019 (File No. 001-4037)).

10.5 † ^
Superior Energy Services, Inc. 2013 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B to Superior Energy Services, Inc.’s Definitive Proxy Statement filed April 29, 2013 (File No. 001-34037)).

10.6 † ^
Superior Energy Services, Inc. Amended and Restated Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.5 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-34037)).

10.7 † ^
Superior Energy Services, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A to Superior Energy Services, Inc.’s Definitive Proxy Statement filed April 19, 2005 (File No. 333-22603)).

10.8 † ^
Amended and Restated Superior Energy Services, Inc. 2004 Directors Restricted Stock Units Plan (incorporated herein by reference to Appendix B to Superior Energy Services, Inc.’s Definitive Proxy Statement filed April 20, 2006 (File No. 333-22603)).

10.9 † ^
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

10.10 † ^
Superior Energy Services, Inc. 2009 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed May 27, 2009 (File No. 001-34037)).

10.11 † ^
Form of Stock Option Agreement under the Superior Energy Services, Inc. 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 16, 2009 (File No. 001-34037)).

10.12 † ^
Superior Energy Services, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed May 26, 2011 (File No. 001-34037)).

10.13 † ^
Form of Stock Option Agreement under the Superior Energy Services, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 14, 2011 (File No. 001-34037)).

10.14 † ^
Superior Energy Services, Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed August 14, 2013 (File No. 001-34037)).

10.15 † ^
Superior Energy Services, Inc. Amended and Restated 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed May 28, 2015 (File No. 001-34037)).

10.16 † ^	Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed May 24, 2016).

10.17 † ^
Form of Restricted Stock Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.14 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34037)).

10.18 † ^
Form of Stock Option Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.15 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34037)).

10.19 † ^
Form of Performance Share Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.16 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34037)).

10.20 † ^
Form of Performance Share Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.15 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-34037)).

10.21 † ^
Form of Restricted Stock Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.17 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-34037)).

10.22 † ^
Form of Performance Share Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.18 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-34037)).

10.23 † ^
Form of Stock Option Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.19 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-34037)).

10.24 † ^
Form of Notice of Grant of Restricted Stock Units for Non-Management Directors under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.17 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-34037)).

10.25 † ^
Superior Energy Services, Inc. Directors Deferred Compensation Plan, as amended and restated December 8, 2014 (incorporated herein by reference to Exhibit 10.29 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed February 26, 2015 (File No. 001-34037)).

10.26 † ^
Composite Form of Employment Agreement by and between Superior Energy Services, Inc. and its executive officers (incorporated herein by reference to Exhibit 10.19 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed February 22, 2018 (File No. 001-34037)).

10.27 † ^
Superior Energy Services, Inc. Change of Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed December 18, 2012 (File No. 001-34037)).

10.28 †
Fifth Amended and Restated Credit Agreement, dated October 20, 2017, among SESI, L.L.C., Superior Energy Services, Inc., JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed October 23, 2017 (File No. 001-34037)), as amended by First Amendment to Fifth Amended and Restated Credit Agreement, dated September 25, 2018, among SESI, L.L.C., Superior Energy Services, Inc., the guarantors party thereto, JPMorgan Chase Bank N.A. as administrative agent and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed October 23, 2018 (File No.

001-34037)), as further amended by Second Amendment to Fifth Amended and Restated Credit Agreement, dated September 20, 2019, among SESI, L.L.C., Superior Energy Services, Inc., the guarantors party thereto, JPMorgan Chase Bank N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed November 6, 2019 (File No. 001-34037)).

10.29 †
Guaranty and Collateral Agreement, dated October 20, 2017, among SESI, LLC, Superior Energy Services, Inc., the other obligors party thereto and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed October 23, 2017 (File No. 001-34037)).

10.30 † ^
Superior Energy Services, Inc. Amended and Restated Legacy CPX 2008 Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed November 8, 2012 (File No. 001-34037)).

10.31 † ^
Form of Phantom Stock Unit Award Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed February 12, 2020 (File No. 001-34037)).

14.1 †
Our Shared Core Values at Work (Code of Conduct) (incorporated herein by reference to Exhibit 14.1 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed February 21, 2019 (File No. 001-34037)).

21.1 †
Subsidiaries of Superior Energy Services, Inc. (incorporated herein by reference to Exhibit 21.1 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-34037)).

23.1 †
Consent of KPMG LLP, independent registered public accounting firm (incorporated herein by reference to Exhibit 23.1 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-34037)).

31.1 †
Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-34037)).

31.2 †
Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-34037)).

31.3*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.4*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 †
Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code (incorporated herein by reference to Exhibit 32.1 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-34037)).

32.2 †
Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code (incorporated herein by reference to Exhibit 32.2 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-34037)).

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema Document

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB †	XBRL Taxonomy Extension Label Linkbase Document

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
†	Incorporated by reference into this Form 10-K/A as indicated.
^	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.
Date: June 11, 2020
	By:	/s/ David. D. Dunlap
David D. Dunlap
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David D. Dunlap	President and Chief Executive Officer	June 11, 2020
David D. Dunlap	(Principal Executive Officer)

/s/ Westervelt T. Ballard, Jr.	Executive Vice President, Chief Financial Officer and Treasurer	June 11, 2020
Westervelt T. Ballard, Jr.	(Principal Financial Officer)

/s/ James W. Spexarth	Chief Accounting Officer	June 11, 2020
James W. Spexarth	(Principal Accounting Officer)

/s/ Terence E. Hall	Chairman of the Board	June 11, 2020
Terence E. Hall

/s/ James M. Funk	Director	June 11, 2020
James M. Funk

/s/ Peter D. Kinnear	Director	June 11, 2020
Peter D. Kinnear

/s/ Janiece M. Longoria	Director	June 11, 2020
Janiece M. Longoria

/s/ Michael M. McShane	Director	June 11, 2020
Michael M. McShane

/s/ W. Matt Ralls	Director	June 11, 2020
W. Matt Ralls