Form 10-Q
period 2020-06-30
SUPERIOR ENERGY SERVICES INC
filed 2020-08-10
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

The number of shares of the registrant’s common stock outstanding on August 5, 2020 was 14,826,627.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)
	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$278,409	$272,624
Accounts receivable, net of allowance for doubtful accounts of $12,381 and $12,156 at June 30, 2020 and December 31, 2019, respectively	219,410	332,047
Income taxes receivable	32,648	740
Prepaid expenses	42,893	49,132
Inventory and other current assets	118,309	117,629
Assets held for sale	116,163	216,197
Total current assets	807,832	988,369

Property, plant and equipment, net of accumulated depreciation and depletion of $2,169,809 and $2,214,116 at June 30, 2020 and December 31, 2019, respectively	599,114	664,949
Operating lease right-of-use assets	71,376	80,906
Goodwill	136,006	137,695
Notes receivable	70,350	68,092
Restricted cash	2,774	2,764
Intangible and other long-term assets, net of accumulated amortization of $23,894 and $23,199 at June 30, 2020 and December 31, 2019, respectively	46,988	50,455
Total assets	$1,734,440	$1,993,230

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$64,604	$92,966
Accrued expenses	147,304	182,934
Current portion of decommissioning liabilities	3,706	3,649
Liabilities held for sale	7,252	44,938
Total current liabilities	222,866	324,487

Long-term debt, net	1,288,663	1,286,629
Decommissioning liabilities	135,677	132,632
Operating lease liabilities	54,087	62,354
Deferred income taxes	2,531	3,247
Other long-term liabilities	125,743	134,308

Stockholders’ equity (deficit):
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized - 25,000,000, Issued - 15,799,039, Outstanding - 14,826,627 at June 30, 2020	16	16
Authorized - 25,000,000, Issued - 15,689,463, Outstanding - 14,717,051 at December 31, 2019
Additional paid-in capital	2,757,552	2,752,859
Treasury stock at cost, 972,412 shares at June 30, 2020 and December 31, 2019, respectively	(4,290)	(4,290)
Accumulated other comprehensive loss, net	(76,750)	(71,927)
Accumulated deficit	(2,771,655)	(2,627,085)
Total stockholders’ equity (deficit)	(95,127)	49,573
Total liabilities and stockholders’ equity (deficit)	$1,734,440	$1,993,230

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Services	$90,609	$238,435	$270,845	$477,708
Rentals	53,339	92,011	153,444	183,048
Product sales	39,905	36,992	81,061	71,956
Total revenues	183,853	367,438	505,350	732,712
Costs and expenses:
Cost of services	81,400	168,881	221,599	347,606
Cost of rentals	20,982	38,850	61,025	80,537
Cost of sales	26,421	21,801	57,865	41,442
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	128,803	229,532	340,489	469,585
Depreciation, depletion, amortization and accretion - services	18,025	33,326	41,184	69,948
Depreciation, depletion, amortization and accretion - rentals	10,668	15,795	23,488	31,458
Depreciation, depletion, amortization and accretion - sales	8,093	2,150	13,469	6,208
General and administrative expenses	59,707	71,038	124,864	142,150
Reduction in value of assets	-	7,556	16,522	7,556
Income (loss) from operations	(41,443)	8,041	(54,666)	5,807

Other income (expense):
Interest expense, net	(24,749)	(24,650)	(49,883)	(49,771)
Other income (expense):	821	490	(3,411)	(1,122)
Loss from continuing operations before income taxes	(65,371)	(16,119)	(107,960)	(45,086)
Income taxes	(6,508)	2,322	(16,762)	5,999
Net loss from continuing operations	(58,863)	(18,441)	(91,198)	(51,085)
Loss from discontinued operations, net of income tax	(6,243)	(52,609)	(53,372)	(67,670)
Net loss	$(65,106)	$(71,050)	$(144,570)	$(118,755)

Basic and diluted loss per share:
Net loss from continuing operations	$(3.97)	$(1.18)	$(6.18)	$(3.29)
Loss from discontinued operations	(0.42)	(3.37)	(3.61)	(4.35)
Net loss	$(4.39)	$(4.55)	$(9.79)	$(7.64)

Weighted average shares outstanding	14,826	15,600	14,767	15,538

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	(65,106)	(71,050)	(144,570)	(118,755)
Change in cumulative translation adjustment, net of tax	(285)	(1,916)	(4,823)	(843)
Comprehensive loss	$(65,391)	$(72,966)	$(149,393)	$(119,598)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(144,570)	$(118,755)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	78,141	157,657
Deferred income taxes	(716)	-
Reduction in value of assets	16,522	31,381
Reduction in value of assets held for sale	49,361	-
Right-of-use assets amortization	9,943	11,286
Stock-based compensation expense	7,293	13,507
Other reconciling items, net	(1,906)	(7,005)
Changes in operating assets and liabilities:
Accounts receivable	88,182	67,506
Prepaid expenses	(8)	(16,953)
Inventory and other current assets	5,668	(13,680)
Accounts payable	(27,250)	(21,931)
Accrued expenses	(38,137)	(28,089)
Income taxes	(31,677)	-
Other, net	(11,419)	(6,094)
Net cash provided by (used in) operating activities	(573)	68,830

Cash flows from investing activities:
Payments for capital expenditures	(30,518)	(79,136)
Proceeds from sales of assets	39,445	84,557
Net cash provided by investing activities	8,927	5,421

Cash flows from financing activities:
Tax withholdings for vested restricted stock units	(208)	(1,677)
Other	-	651
Net cash used in financing activities	(208)	(1,026)
Effect of exchange rate changes on cash	(2,351)	(102)
Net change in cash, cash equivalents, and restricted cash	5,795	73,123
Cash, cash equivalents, and restricted cash at beginning of period	275,388	163,748
Cash, cash equivalents, and restricted cash at end of period	$281,183	$236,871

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Six Months Ended June 30, 2020
(in thousands, except share data)
(unaudited)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Treasury	comprehensive	Accumulated
	shares	stock	capital	stock	loss, net	deficit	Total
Balances, December 31, 2019	15,689,463	$16	$2,752,859	$(4,290)	$(71,927)	$(2,627,085)	$49,573
Net loss	-	-	-	-	-	(79,464)	(79,464)
Foreign currency translation adjustment	-	-	-	-	(4,538)	-	(4,538)
Stock-based compensation expense,
net of forfeitures	-	-	2,527	-	-	-	2,527
Transactions under stock plans	108,965	-	(208)	-	-	-	(208)
Balances, March 31, 2020	15,798,428	$16	$2,755,178	$(4,290)	$(76,465)	$(2,706,549)	$(32,110)

Net loss	-	-	-	-	-	(65,106)	(65,106)
Foreign currency translation adjustment	-	-	-	-	(285)	-	(285)
Stock-based compensation expense,
net of forfeitures	-	-	2,374	-	-	-	2,374
Transactions under stock plans	611	-	-	-	-	-	-
Balances, June 30, 2020	15,799,039	$16	$2,757,552	$(4,290)	$(76,750)	$(2,771,655)	$(95,127)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2019
(in thousands, except share data)
(unaudited)

				Accumulated
	Common		Additional	other
	stock	Common	paid-in	comprehensive	Accumulated
	shares	stock	capital	loss, net	deficit	Total
Balances, December 31, 2018	15,488,542	$155	$2,735,125	$(73,177)	$(2,371,364)	$290,739
Net loss	-	-	-	-	(47,705)	(47,705)
Foreign currency translation adjustment	-	-	-	1,073	-	1,073
Stock-based compensation expense,
net of forfeitures	-	-	5,625	-	-	5,625
Transactions under stock plans	107,118	1	(1,667)	-	-	(1,666)
Balances, March 31, 2019	15,595,660	$156	$2,739,083	$(72,104)	$(2,419,069)	$248,066

Net loss	-	-	-	-	(71,050)	(71,050)
Foreign currency translation adjustment	-	-	-	(1,916)	-	(1,916)
Stock-based compensation expense,
net of forfeitures	-	-	4,650	-	-	4,650
Transactions under stock plans	11,637	-	(10)	-	-	(10)
Shares issued under Employee Stock Purchase Plan	50,019	1	650	-	-	651
Balances, June 30, 2019	15,657,316	$157	$2,744,373	$(74,020)	$(2,490,119)	$180,391

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Six Months Ended June 30, 2020

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

The financial information of Superior Energy Services, Inc. and its subsidiaries (the Company) for the three and six months ended June 30, 2020 and 2019 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. Certain previously reported amounts have been reclassified to conform to the 2020 presentation. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

The Company evaluates events that occur after the balance sheet date but before the financial statements are issued for potential recognition or disclosure. Based on the evaluation, the Company determined that there were no material subsequent events, other than as described below, that required disclosure or recognition in these condensed consolidated financial statements.

Recent Developments

•Combination

As previously disclosed, on December 18, 2019, the Company entered into a definitive merger agreement (as amended on February 20, 2020, the Merger Agreement) to divest its U.S. service rig, coiled tubing, wireline, pressure control, flowback, fluid management and accommodations service lines (the Superior Energy U.S. Business) and combine them with Forbes Energy Services Ltd. (Forbes) to create a new consolidation platform for U.S. completion, production and water solutions (the Combination).

While the Company and Forbes worked diligently to complete the Combination, the significant reduction in crude oil prices caused primarily by the COVID-19 pandemic resulted in a significant decline in demand for services provided by the Superior Energy U.S. Business and Forbes. While management continues to believe that the Company should be separated into two distinct companies as contemplated by the Combination, the COVID-19 pandemic and oil price decline made it impractical for the Company and Forbes to complete the Combination on the terms originally contemplated by the Merger Agreement. The Combination was not consummated by May 31, 2020, and the Company terminated the Merger Agreement in accordance with its terms.

•Related Financing Transactions

As previously disclosed, as a condition of the Combination, SESI, L.L.C. (SESI), the Company’s wholly owned subsidiary, conducted an offer to exchange (the Exchange Offer) up to $635.0 million of SESI’s previously outstanding $800.0 million aggregate principal amount of 7.125% Senior Notes due 2021 (the Original Notes) for up to $635.0 million aggregate principal amount of SESI’s 7.125% Senior Notes due 2021 (the New Notes) and conducted a concurrent consent solicitation to amend the liens covenant in the indenture (the Proposed Amendment) governing the Original Notes (the Original Notes Indenture).

As a result of the termination of the Merger Agreement, on June 3, 2020 (the Termination Exchange Date), the New Notes issued in the Exchange Offer were automatically exchanged for an equal principal amount of Original Notes issued as “Additional Notes” under the Original Notes Indenture, which notes accrue interest from the Termination Exchange Date at a rate of 7.125% per year. Accordingly, the (i) the 9.750% Senior Second Lien Secured Notes due 2025 were not issued by Arita Energy, Inc., (ii) the 8.750% Senior Second Lien Secured Notes due 2026 were not issued by SESI, (iii) the aggregate cash payment of $6.35 million were not paid to eligible holders of validly tendered Original Notes, (iv) the Proposed Amendment did not become operative and (v) eligible holders of New Notes that were issued in exchange for Original Notes in the Exchange Offer received an aggregate principal amount of Original Notes equal to the Exchange Consideration (as defined in SESI’s offering memorandum and consent solicitation statement, dated as of January 6, 2020, and amended and supplemented).

•COVID-19 Pandemic and Market Conditions

The Company’s operations were disrupted due to the circumstances surrounding the COVID-19 pandemic. The significant business disruption resulting from the COVID-19 pandemic has impacted customers, vendors and suppliers in all geographical areas where the Company operates. The closure of non-essential business facilities and restrictions on travel put in place by governments around the world have significantly reduced economic activity. Additionally, recognized health risks associated with the COVID-19 pandemic have altered the policies of companies operating around the world, resulting in these companies instituting safety programs similar to what both domestic and international governmental agencies have implemented, including stay at home orders, social distancing mandates, and other community oriented health objectives. The Company is complying with all such ordinances in its operations across the globe. Management of the Company believes it has proactively addressed many of the known operational impacts of the COVID-19 pandemic to the extent possible and will strive to continue to do so, but there can be no guarantee the measures will be fully effective.

Furthermore, the oil and gas industry has experienced unprecedented price disruptions during 2020, due in part to significantly decreased demand as a result of the COVID-19, as activity declined in the face of depressed crude oil pricing. The U.S. oil and gas rig count fell by approximately 25% during the first quarter of 2020 and plunged by more than 60% in the second quarter of 2020. The number of oil and gas rigs outside of the U.S. and Canada fell by more than 20% in the second quarter of 2020 to an average of 834 rigs from 1,074 rigs in the first quarter of 2020. In addition, real gross domestic product (GDP) decreased at an annual rate of 32.9% in the second quarter of 2020, after experiencing a 5% decrease for the first quarter, according to the Bureau of Economic Analysis. These market conditions have significantly impacted the Company’s business, with second quarter 2020 revenue decreasing to $183.9 million, as compared to $321.5 million in the first quarter of 2020, or 43%. As customers continue to revise their capital budgets in order to adjust spending levels in response to lower commodity prices, the Company has experienced significant pricing pressure for its products and services.

Low oil prices and industry volatility are likely to continue through the near and long-term. In the second quarter of 2020, OPEC+ reached a supply curtailment agreement of up to 10 million barrels per day, which drove expectations for future hydrocarbon supply lower. However, on July 15, 2020, an alliance of certain OPEC nations led by Saudi Arabia agreed to increase oil production starting in August 2020, citing theoretically increased demand due to the relaxing of COVID-19 restrictions. As the global outbreak of the COVID-19 pandemic continues to rapidly evolve, management expects it to continue to materially and adversely affect the Company’s revenue, financial condition, profitability, and cash flow for an indeterminate period of time. As a result, the management of the Company is taking the necessary actions to right-size the business for expected activity levels across the business.

•New York Stock Exchange Notice

As previously disclosed, on March 30, 2020, the Company received a written notice from the New York Stock Exchange (the NYSE) notifying the Company that it was not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because the average global market capitalization of the Company’s common stock over a consecutive 30 trading-day period was less than $50 million and, at the same time, its stockholders’ equity was less than $50 million (the $50 Million Standard).

In response to the significant volatility in the financial markets caused by the COVID-19 pandemic, on April 21, 2020, the SEC approved, with immediate effectiveness, the NYSE’s proposal to permit a longer cure period for NYSE-listed companies to regain compliance with the $50 Million Standard by tolling their respective compliance periods through June 30, 2020 (the Tolling Order). Under the NYSE rules, the Company would normally have 18 months to cure the noncompliance (the 18-Month Cure Period). However, in accordance with the Tolling Order, the 18-Month Cure Period was paused through June 30, 2020 and resumed on July 1, 2020.

On May 14, 2020, the Company submitted its plan (the Plan) to cure the deficiency and regain compliance with the $50 Million Standard, and, on June 25, 2020, the NYSE accepted the Plan. The Company’s common stock will continue to be traded on the NYSE during the 18-Month Cure Period which ends on December 9, 2021, as extended by the Tolling Order, subject to the Company’s compliance with the Plan and other continued listing requirements.

•Amendment to Credit Facility

On August 5, 2020, the Company amended its asset-based revolving credit facility to permit the Company to use up $100 million to cash collateralize third-party letters of credit, surety, judgment, appeal or performance bonds or similar obligations. The Company also agreed to deposit $25 million in an account under the lenders’ control to further secure its obligations under the revolving credit facility. The Company intends to reduce the amount of letters of credit issued under the revolving credit facility to bring availability under the credit facility to at least $37.5 million. The amendment also prohibits the Company from requesting any loans under the credit facility and also restricts the Company’s flexibility under certain of the investment, indebtedness, junior debt repayment and restricted payment covenants.

(2)Revenue

Revenue Recognition

Revenues are recognized when performance obligations are satisfied in accordance with contractual terms, in an amount that reflects the consideration the Company expects to be entitled to in exchange for services rendered, rentals provided, and products sold. Taxes collected from customers and remitted to governmental authorities and revenues are reported on a net basis in the Company’s financial statements.

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

The Company expenses sales commissions when incurred because the amortization period would have been one year or less.

Disaggregation of revenue

The following table presents the Company’s revenues by segment disaggregated by geography (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
U.S. land
Drilling Products and Services	$19,538	$47,267	$56,194	$95,483
Onshore Completion and Workover Services	21,180	94,618	82,398	197,754
Production Services	11,097	38,808	41,763	79,475
Technical Solutions	3,166	13,385	9,303	25,307
Total U.S. land	$54,981	$194,078	$189,658	$398,019

U.S. offshore
Drilling Products and Services	$28,587	$28,085	$65,811	$57,153
Onshore Completion and Workover Services	-	-	-	-
Production Services	6,363	21,410	17,663	40,682
Technical Solutions	23,611	33,492	55,144	54,424
Total U.S. offshore	$58,561	$82,987	$138,618	$152,259

International
Drilling Products and Services	$19,225	$25,330	$49,338	$49,125
Onshore Completion and Workover Services	-	-	-	-
Production Services	37,033	42,784	96,571	86,295
Technical Solutions	14,053	22,259	31,165	47,014
Total International	$70,311	$90,373	$177,074	$182,434
Total Revenues	$183,853	$367,438	$505,350	$732,712

The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Services
Drilling Products and Services	$13,013	$15,203	$27,589	$34,162
Onshore Completion and Workover Services	19,712	85,519	73,816	178,033
Production Services	39,737	89,476	122,531	177,470
Technical Solutions	18,147	48,237	46,909	88,043
Total services	$90,609	$238,435	$270,845	$477,708

Rentals
Drilling Products and Services	$44,573	$72,634	$122,402	$142,592
Onshore Completion and Workover Services	1,468	9,099	8,582	19,721
Production Services	5,072	7,250	13,860	15,852
Technical Solutions	2,226	3,028	8,600	4,883
Total rentals	$53,339	$92,011	$153,444	$183,048

Product Sales
Drilling Products and Services	$9,764	$12,845	$21,352	$25,007
Onshore Completion and Workover Services	-	-	-	-
Production Services	9,684	6,276	19,606	13,130
Technical Solutions	20,457	17,871	40,103	33,819
Total product sales	$39,905	$36,992	$81,061	$71,956
Total Revenues	$183,853	$367,438	$505,350	$732,712

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

	June 30, 2020	December 31, 2019
Finished goods	$44,783	$45,127
Raw materials	14,274	16,130
Work-in-process	8,523	9,360
Supplies and consumables	38,059	33,322
Total	$105,639	$103,939

(4)Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company related to costs associated with the abandonment of the acquired property. Pursuant to an agreement with the seller, the Company will invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%. The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities. The Company recorded interest income related to notes receivable of $2.3 million and $2.0 million for the six months ended June 30, 2020 and 2019, respectively.

(5)Debt

The Company’s outstanding debt is as follows (in thousands):

		June 30, 2020	December 31, 2019
	Stated Interest Rate (%)	Long-term
Senior unsecured notes due September 2024	7.750	$500,000	$500,000
Senior unsecured notes due December 2021	7.125	800,000	800,000
Total debt, gross		1,300,000	1,300,000
Unamortized debt issuance costs		(11,337)	(13,371)
Total debt, net		$1,288,663	$1,286,629

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

On March 2, 2020, the Company amended its credit facility to increase the capacity for foreign letters of credit from $25.0 million to $40.0 million. On August 5, 2020, the Company amended its asset-based revolving credit facility to permit the Company to use up $100 million to cash collateralize third-party letters of credit, surety, judgment, appeal or performance bonds or similar obligations. The Company also agreed to deposit $25 million in an account under the lenders’ control to further secure its obligations under the revolving credit facility. The Company intends to reduce the amount of letters of credit issued under the revolving credit facility to bring availability under the credit facility to at least $37.5 million. The amendment also prohibits the Company from requesting any loans under the credit facility and also restricts the Company’s flexibility under certain of the investment, indebtedness, junior debt repayment and restricted payment covenants.

At June 30, 2020, the borrowing base was $127.8 million and the Company had $115.4 million of letters of credit outstanding that reduced its borrowing availability under the revolving credit facility. The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.

Senior Unsecured Notes

The Company has outstanding $800 million of senior unsecured notes due December 2021. The indenture governing the 7.125% senior unsecured notes due 2021 requires semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.

The Company also has outstanding $500 million of senior unsecured notes due September 2024. The indenture governing the 7.75% senior unsecured notes due 2024 requires semi-annual interest payments on March 15 and September 15 of each year through the maturity date of September 15, 2024.

(6)Decommissioning Liabilities

The Company’s decommissioning liabilities associated with an oil and gas property and its related assets include liabilities related to the plugging of wells, removal of the related platform and equipment, and site restoration. The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially. The Company had decommissioning liabilities of $139.4 million and $136.3 million at June 30, 2020 and December 31, 2019, respectively.

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

Overview

The Company’s operating leases are primarily for real estate, machinery and equipment, and vehicles. The terms and conditions for these leases vary by the type of underlying asset. Total operating lease expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Long-term fixed lease expense	$6,538	$8,414	$14,011	$16,565
Long-term variable lease expense	76	94	200	181
Short-term lease expense	2,100	4,593	6,523	9,871
Total operating lease expense	$8,714	$13,101	$20,734	$26,617

Supplemental Balance Sheet and Cash Flows Information

Operating leases were as follows (in thousands):

	June 30, 2020	December 31, 2019
Operating lease ROU assets	$71,376	$80,906

Accrued expenses	$19,427	$21,072
Operating lease liabilities	54,087	62,354
Total operating lease liabilities	$73,514	$83,426

Weighted average remaining lease term	9 years	9 years
Weighted average discount rate	6.53%	6.75%

	Six Months Ended June 30,
	2020	2019
Cash paid for operating leases	$14,409	$17,435
ROU assets obtained in exchange for lease obligations	$2,996	$16,150

Maturities of operating lease liabilities at June 30, 2020 are as follows (in thousands):

Remainder of 2020	$13,898
2021	21,890
2022	14,580
2023	11,020
2024	8,049
Thereafter	47,073
Total lease payments	116,510
Less imputed interest	(42,996)
Total	$73,514

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at June 30, 2020
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$-	$13,930	$-	$13,930
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$2,686	$-	$2,686
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$19,039	$-	$19,039
Total debt	$458,109	$-	$-	$458,109

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$-	$15,499	$-	$15,499
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$1,372	$-	$1,372
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$23,466	$-	$23,466
Total debt	$1,021,300	$-	$-	$1,021,300

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

	Six Months Ended June 30, 2020
	Impairment	Fair Value
Property, plant and equipment, net	$16,522	$13,593

Fair value is measured as of impairment date using Level 3 inputs. See Note 10 for a discussion of the reduction in value of assets recorded during the six months ended June 30, 2020.

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

Summarized financial information for the Company’s segments is as follows (in thousands):

Three Months Ended June 30, 2020

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$67,350	$21,180	$54,493	$40,830	$-	$183,853
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion	22,486	24,242	48,897	33,178	-	128,803
Depreciation, depletion, amortization
and accretion	15,828	5,514	10,182	4,335	927	36,786
General and administrative expenses	10,928	4,002	6,576	10,209	27,992	59,707
Reduction in value of assets	-	-	-	-	-	-
Income (loss) from operations	18,108	(12,578)	(11,162)	(6,892)	(28,919)	(41,443)
Interest income (expense), net	-	-	-	1,104	(25,853)	(24,749)
Other income	-	-	-	-	821	821
Income (loss) from continuing operations
before income taxes	$18,108	$(12,578)	$(11,162)	$(5,788)	$(53,951)	$(65,371)

Three Months Ended June 30, 2019

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$100,682	$94,618	$103,002	$69,136	$-	$367,438
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion	37,864	74,088	78,418	39,162	-	229,532
Depreciation, depletion, amortization
and accretion	21,490	9,440	13,172	5,979	1,190	51,271
General and administrative expenses	15,241	8,059	7,970	15,522	24,246	71,038
Reduction in value of assets	-	7,556	-	-	-	7,556
Income (loss) from operations	26,087	(4,525)	3,442	8,473	(25,436)	8,041
Interest income (expense), net	-	-	-	1,035	(25,685)	(24,650)
Other income	-	-	-	-	490	490
Income (loss) from continuing operations
before income taxes	$26,087	$(4,525)	$3,442	$9,508	$(50,631)	$(16,119)

Six Months Ended June 30, 2020

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$171,343	$82,398	$155,997	$95,612	$-	$505,350
Cost of revenues (exclusive of depreciation,
depletion, amortization and accretion)	57,449	76,831	131,509	74,700	-	340,489
Depreciation, depletion, amortization
and accretion	33,618	11,827	21,020	9,680	1,996	78,141
General and administrative expenses	25,441	9,316	14,431	24,200	51,476	124,864
Reduction in value of assets	-	-	4,096	12,426	-	16,522
Income (loss) from operations	54,835	(15,576)	(15,059)	(25,394)	(53,472)	(54,666)
Interest income (expense), net	-	-	-	2,277	(52,160)	(49,883)
Other expense	-	-	-	-	(3,411)	(3,411)
Income (loss) from continuing operations
before income taxes	$54,835	$(15,576)	$(15,059)	$(23,117)	$(109,043)	$(107,960)

Six Months Ended June 30, 2019

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$201,761	$197,754	$206,452	$126,745	$-	$732,712
Cost of revenues (exclusive of depreciation,
depletion, amortization and accretion)	80,069	155,777	158,299	75,440	-	469,585
Depreciation, depletion, amortization
and accretion	44,516	21,087	27,312	12,289	2,410	107,614
General and administrative expenses	29,810	15,901	15,782	31,459	49,198	142,150
Reduction in value of assets	-	7,556	-	-	-	7,556
Income (loss) from operations	47,366	(2,567)	5,059	7,557	(51,608)	5,807
Interest income (expense), net	-	-	-	2,053	(51,824)	(49,771)
Other expense	-	-	-	-	(1,122)	(1,122)
Income (loss) from continuing operations
before income taxes	$47,366	$(2,567)	$5,059	$9,610	$(104,554)	$(45,086)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
June 30, 2020	$684,206	$294,324	$393,918	$298,791	$63,201	$1,734,440
December 31, 2019	$659,621	467,697	$421,848	$377,627	$66,437	$1,993,230

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

Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$113,542	$277,065	$328,276	$550,278
Other countries	70,311	90,373	177,074	182,434
Total	$183,853	$367,438	$505,350	$732,712

Long-Lived Assets

	June 30, 2020	December 31, 2019
United States	$430,322	$489,189
Other countries	168,792	175,760
Total	$599,114	$664,949

(10) Reduction in Value of Assets

During the six months ended June 30, 2020, the Company recorded $16.5 million in connection with the reduction in the value of its long-lived assets. The reduction in value of assets was comprised of $4.1 million and $12.4 million related to property, plant and equipment in the Production Services segment and the Technical Solutions segment, respectively.

(11) Stock-Based Compensation Plans

The Company maintains various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (the Eligible Participants). Under the stock incentive plans, the Company may grant incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants. The Company’s total compensation expense related to these plans was approximately $7.3 million and $13.4 million for the six months ended June 30, 2020 and 2019, respectively, which is reflected in general and administrative expenses.

(12) Income Taxes

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a tax relief and spending package intended to provide economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act allows corporations with net operating losses generated in 2018, 2019 and 2020 to elect to carryback those losses for a period of five years and relaxes the limitation for business interest deductions for 2019 and 2020. Under the provisions of the CARES Act, the Company received a refund of $30.5 million in July 2020.

The Company had $13.2 million of unrecorded tax benefits as of June 30, 2020 and December 31, 2019, all of which would impact the Company’s effective tax rate if recognized. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

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

The Company incurred a loss from continuing operations for each of the six months ended June 30, 2020 and 2019; therefore, the impact of any incremental shares would be anti-dilutive.

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

OBLIGOR GROUP
Summarized Balance Sheets Information
(in thousands)
(unaudited)

	June 30, 2020	December 31, 2019
Current assets	$623,773	$789,562
Noncurrent assets	1,061,345	1,134,238
Total assets	$1,685,118	$1,923,800

Current liabilities	$171,181	$261,743
Noncurrent liabilities	2,051,127	2,039,138
Total liabilities	$2,222,308	$2,300,881

OBLIGOR GROUP
Summarized Statements of Operations Information
(in thousands)
(unaudited)

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Total revenues	$383,741	$1,126,456
Cost of revenues	257,155	723,451

Loss from operations before income taxes	(90,352)	(92,731)
Income taxes	(17,999)	6,102
Net loss from continuing operations	(72,353)	(98,833)
Loss from discontinued operations, net of tax	(53,372)	(177,968)
Net loss attributable to the obligor group	$(125,725)	$(276,801)

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

The following table summarizes the components of loss from discontinued operations, net of tax, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$214	$68,877	$468	$170,779
Cost of services	1,073	66,896	6,532	157,006

Loss from discontinued operations before tax	(3,144)	(46,737)	(62,795)	(63,774)
Loss from discontinued operations, net of income tax	(6,243)	(52,609)	(53,372)	(67,670)

For the six months ended June 30, 2020, loss from discontinued operations included $49.4 million in the reduction in value of assets relating to the impairment of property, plant and equipment.

The following summarizes the assets and liabilities related to the Pumpco business reported as discontinued operations (in thousands):

	June 30, 2020	December 31, 2019
Current assets:
Accounts receivable, net	$552	$25,106
Other current assets	2,377	6,215
Total current assets	$2,929	$31,321

Property, plant and equipment, net	112,853	179,144
Operating lease ROU assets	381	5,732
Total assets	$116,163	$216,197

Current liabilities:
Accounts payable	$349	$14,370
Accrued expenses	3,745	24,751
Total current liabilities	4,094	39,121

Operating lease liabilities	2,756	5,415
Other long-term liabilities	402	402
Total liabilities	$7,252	$44,938

Significant operating non-cash items of Pumpco and cash flows from investing activities were as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flows from discontinued operating activities:
Depreciation and amortization	$-	$50,043
Reduction in value of assets	49,361	23,824

Cash flows from discontinued investing activities:
Payments for capital expenditures	$-	$(27,154)
Proceeds from sales of assets	11,590	926

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

•the effects of public health threats, pandemics and epidemics, and the adverse impact thereof on our business, financial condition, results of operations and liquidity, including, but not limited to, our growth, operating costs, supply chain, labor availability, logistical capabilities, customer demand and industry demand generally, margins, utilization, cash position, taxes, the price of our securities, and our ability to access capital markets, including the macroeconomic effects from the continuing COVID-19 pandemic;

•the ability of the members of OPEC+ to agree on and to maintain crude oil price and production controls;

•our outstanding debt obligations and the potential effect of limiting our ability to fund future growth;

•we may not be able to generate enough cash flows to meet our debt obligations;

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

•the amount of the costs, fees, expenses and charges incurred as a result of terminating the Combination (as defined herein); and

•the potential impact on our business and financial results due to the failure to close the Combination.

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

Recent Developments

•Combination

As previously disclosed, on December 18, 2019, we entered into a definitive merger agreement (as amended on February 20, 2020, the Merger Agreement) to divest its U.S. service rig, coiled tubing, wireline, pressure control, flowback, fluid management and accommodations service lines (the Superior Energy U.S. Business) and combine them with Forbes Energy Services Ltd. (Forbes) to create a new consolidation platform for U.S. completion, production and water solutions (the Combination).

While we and Forbes worked diligently to complete the Combination, the significant reduction in crude oil prices caused primarily by the COVID-19 pandemic resulted in a significant decline in demand for services provided by the Superior Energy U.S. Business and Forbes. While management continues to believe that we should be separated into two distinct companies as contemplated by the Combination, the COVID-19 pandemic and oil price decline made it impractical for we and Forbes to complete the Combination on the terms originally contemplated by the Merger Agreement. The Combination was not consummated by May 31, 2020, and we terminated the Merger Agreement in accordance with its terms.

•Related Financing Transactions

As previously disclosed, as a condition of the Combination, SESI, L.L.C. (SESI), our wholly owned subsidiary, conducted an offer to exchange (the Exchange Offer) up to $635.0 million of SESI’s previously outstanding $800.0 million aggregate principal amount of 7.125% Senior Notes due 2021 (the Original Notes) for up to $635.0 million aggregate principal amount of SESI’s 7.125% Senior Notes due 2021 (the New Notes) and conducted a concurrent consent solicitation to amend the liens covenant in the indenture (the Proposed Amendment) governing the Original Notes (the Original Notes Indenture).

As a result of the termination of the Merger Agreement, on June 3, 2020 (the Termination Exchange Date), the New Notes issued in the Exchange Offer were automatically exchanged for an equal principal amount of Original Notes issued as “Additional Notes” under the Original Notes Indenture, which notes accrue interest from the Termination Exchange Date at a rate of 7.125% per year. Accordingly, the (i) the 9.750% Senior Second Lien Secured Notes due 2025 were not issued by Arita Energy, Inc., (ii) the 8.750% Senior Second Lien Secured Notes due 2026 were not issued by SESI, (iii) the aggregate cash payment of $6.35 million were not paid to eligible holders of validly tendered Original Notes, (iv) the Proposed Amendment did not become operative and (v) eligible holders of New Notes that were issued in exchange for Original Notes in the Exchange Offer received an aggregate principal amount of Original Notes equal to the Exchange Consideration (as defined in SESI’s offering memorandum and consent solicitation statement, dated as of January 6, 2020, and amended and supplemented).

•COVID-19 Pandemic and Market Conditions

Our operations were disrupted due to the circumstances surrounding the COVID-19 pandemic. The significant business disruption resulting from the COVID-19 pandemic has impacted our customers, vendors and suppliers in all geographical areas where we operate. The closure of non-essential business facilities and restrictions on travel put in place by governments around the world have significantly reduced economic activity. Additionally, recognized health risks associated with the COVID-19 pandemic have altered the policies of companies operating around the world, resulting in these companies instituting safety programs similar to what both domestic and international governmental agencies have implemented, including stay at home orders, social distancing mandates, and other community oriented health objectives. We are complying with all such ordinances in our operations across the globe. Management believes it has proactively addressed many of the known operational impacts of the COVID-19 pandemic to the extent possible and will strive to continue to do so, but there can be no guarantee the measures will be fully effective.

Furthermore, the oil and gas industry has experienced unprecedented price disruptions during 2020, due in part to significantly decreased demand as a result of the COVID-19 pandemic, as activity declined in the face of depressed crude oil pricing. The U.S. oil and gas rig count fell by approximately 25% during the first quarter of 2020 and plunged by more than 60% in the second quarter of 2020. The number of oil and gas rigs outside of the U.S. and Canada fell by more than 20% in the second quarter of 2020 to an average of 834 rigs from 1,074 rigs in the first quarter of 2020. In addition, real gross domestic product (GDP) decreased at an annual rate of 32.9% in the second quarter of 2020, after experiencing a 5% decrease for the first quarter, according to the Bureau of Economic Analysis. These market conditions have significantly impacted our business, with second quarter 2020 revenue decreasing to $183.9 million, as compared to $321.5 million in the first quarter of 2020, or 43%. As customers continue to revise their capital budgets in order to adjust spending levels in response to lower commodity prices, we have experienced significant pricing pressure for our products and services.

Low oil prices and industry volatility are likely to continue through the near and long-term. In the second quarter of 2020, OPEC+ reached a supply curtailment agreement of up to 10 million barrels per day, which drove expectations for future hydrocarbon supply lower. However, on July 15, 2020, an alliance of certain OPEC nations led by Saudi Arabia agreed to increase oil production starting in August 2020, citing theoretically increased demand due to the relaxing of COVID-19 restrictions. As the global outbreak of the COVID-19 pandemic continues to rapidly evolve, management expects it to continue to materially and adversely affect the Company’s revenue, financial condition, profitability, and cash flow for an indeterminate period of time. As a result, management is taking the necessary actions to right-size the business for expected activity levels across the business.

•New York Stock Exchange Notice

As previously disclosed, on March 30, 2020, we received a written notice from the New York Stock Exchange (the NYSE) notifying us that we were not in compliance with the continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual because the average global market capitalization of our common stock over a consecutive 30 trading-day period was less than $50 million and, at the same time, its stockholders’ equity was less than $50 million (the $50 Million Standard).

In response to the significant volatility in the financial markets caused by the COVID-19 pandemic, on April 21, 2020, the SEC approved, with immediate effectiveness, the NYSE’s proposal to permit a longer cure period for NYSE-listed companies to regain compliance with the $50 Million Standard by tolling their respective compliance periods through June 30, 2020 (the Tolling Order). Under the NYSE rules, we would normally have 18 months to cure the noncompliance (the 18-Month Cure Period). However, in accordance with the Tolling Order, the 18-Month Cure Period was paused through June 30, 2020 and resumed on July 1, 2020.

On May 14, 2020, we submitted our plan (the Plan) to cure the deficiency and regain compliance with the $50 Million Standard, and, on June 25, 2020, the NYSE accepted the Plan. Our common stock will continue to be traded on the NYSE during the 18-Month Cure Period which ends on December 9, 2021, as extended by the Tolling Order, subject to our compliance with the Plan and other continued listing requirements.

•Amendment to Credit Facility

On August 5, 2020, we amended our asset-based revolving credit facility to permit the Company to use up $100 million to cash collateralize third-party letters of credit, surety, judgment, appeal or performance bonds or similar obligations. We also agreed to deposit $25 million in an account under the lenders’ control to further secure its obligations under the revolving credit facility. We intend to reduce the amount of letters of credit issued under the revolving credit facility to bring availability under the credit facility to at least $37.5 million. The Fourth Amendment also prohibits us from requesting any loans under the credit facility and also restricts our flexibility under certain of the investment, indebtedness, junior debt repayment and restricted payment covenants.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Worldwide Rig Count (1)
U.S.:
Land	378	967	-61%	571	995	-43%
Offshore	14	23	-39%	17	22	-23%
Total	392	990	-60%	588	1,017	-42%
International (2)	834	1,109	-25%	954	1,069	-11%
Worldwide Total	1,226	2,099	-42%	1,542	2,086	-26%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$27.96	$59.87	-53%	$36.58	$57.40	-36%
Natural Gas (Henry Hub)	$1.70	$2.57	-34%	$1.80	$2.74	-34%

(1) Estimate of drilling activity as measured by the average active drilling rigs based on Baker Hughes Co. rig count information.

(2) Excludes Canadian Rig Count.

Comparison of the Results of Operations for the Three Months Ended June 30, 2020 and March 31, 2020

For the second quarter of 2020, our revenue was $183.9 million and the net loss was $65.1 million, or a $4.39 loss per share. Included in the results for the three months ended June 30, 2020 was a pre-tax charge of $3.3 million for inventory write-down, $5.8 million, primarily for severance and facility closures and $8.6 million of merger-related transaction costs. This compares to net loss of $79.5 million, or a $5.36 loss per share, for the first quarter of 2020, on revenue of $321.5 million.

Second quarter 2020 revenue in our Drilling Products and Services segment decreased 35% sequentially to $67.4 million, as compared to $104.0 million for the first quarter of 2020. U.S. offshore revenue decreased 23% sequentially to $28.6 million primarily due to a decrease in rentals of premium drill pipe during the quarter. International revenue decreased 36% to $19.2 million primarily due to a decrease in rentals of premium drill pipe. U.S. land revenue decreased 47% to $19.5 million primarily due to a decrease in rentals of premium drill pipe, bottom hole assemblies, and accommodation units.

Second quarter 2020 revenue in our Onshore Completion and Workover Services segment decreased 65% sequentially to $21.2 million, as compared to $61.2 million for the first quarter of 2020. The decrease in revenue is primarily attributable to a decline in U.S. land activity.

Second quarter 2020 revenue in our Production Services segment decreased 46% sequentially to $54.5 million, as compared to $101.5 million for the first quarter of 2020. U.S. offshore revenue decreased 43% to $6.4 million primarily due to a decrease in slickline services. U.S. land revenue decreased 64% sequentially to $11.1 million primarily due to a decrease in pressure control activities. Revenue from international market areas decreased 38% sequentially to $37.0 million primarily due to a decrease in hydraulic workover and snubbing activities.

Second quarter 2020 revenue in our Technical Solutions segment decreased 25% sequentially to $40.8 million, as compared to $54.8 million in the first quarter of 2020. U.S. offshore revenue decreased 26% sequentially to $23.6 million due to a decrease in plug and abandonment activities. International revenue decreased 18% sequentially to $14.1 million primarily due to a decrease in well control services. U.S. land revenue decreased 48% sequentially to $3.2 million, primarily due to a decrease in demand for well control services.

Business Outlook

Demand for our products and services will continue to decline as our customers continue to revise their capital budgets downward and adjust their operations in response to lower oil prices and demand due to the COVID-19 pandemic and actions of OPEC+. We are proactively taking actions to mitigate the near and long-term financial impacts on our operating results, and to ensure adequate liquidity and capital resources are available to maintain our operations until the oil and gas industry and global economic conditions improve. These actions include, but are not limited to:

•In the second quarter of 2020, we implemented actions to reduce our payroll costs through a combination of salary reductions, reductions in force and furloughs.

•We are leveraging governmental relief efforts to defer payroll and other tax payments, which have benefited our future cash flows for 2020, including a tax refund of $30.5 million that was received in July 2020.

•We have taken, and will continue to take, other actions to reduce costs and preserve cash in order to successfully navigate the current economic environment, including limiting expected capital expenditures to no more than $50.0 million for the full fiscal year 2020.

The COVID-19 pandemic continues to adversely impact many jurisdictions and continues to disrupt normal economic activities. As a result, the demand for energy continues to be constrained with continued adverse consequences for our customers and for us. Further, we have seen, and expect to see, an increasing number of energy companies filing bankruptcy. Our collection of receivables could be materially delayed and/or impaired. We expect the negative impacts of the COVID-19 pandemic to be felt throughout 2020 and as the nature of the COVID-19 pandemic is inherently uncertain, we are unable to reasonably estimate the duration and ultimate impacts of the pandemic, including the timing or level of any subsequent recovery. We cannot be certain of the degree of impact on the Company’s business, result of operations and/or financial position for future periods.

Comparison of the Results of Operations for the Three Months Ended June 30, 2020 and 2019

For the three months ended June 30, 2020, our revenue was $183.9 million, a decrease of $183.5 million, or 50%, as compared to the same period in 2019. Net loss was $65.1 million, or a $4.39 loss per share. Included in the results for the three months ended June 30, 2020 was a pre-tax charge of $3.3 million for inventory write-down, $5.8 million, primarily for severance and facility closures and $8.6 million of merger-related transaction costs. This compares to a net loss for the three months ended June 30, 2019 of $71.1 million, or a $4.55 loss per share.

The following table compares our operating results for the three months ended June 30, 2020 and 2019 (in thousands, except percentages). Cost of revenues excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Revenues
	2020	2019	Change	%	2020	%	2019	%	Change
Drilling Products and
Services	$67,350	$100,682	$(33,332)	-33%	$22,486	33%	$37,864	38%	$(15,378)
Onshore Completion and
Workover Services	21,180	94,618	(73,438)	-78%	24,242	114%	74,088	78%	(49,846)
Production Services	54,493	103,002	(48,509)	-47%	48,897	90%	78,418	76%	(29,521)
Technical Solutions	40,830	69,136	(28,306)	-41%	33,178	81%	39,162	57%	(5,984)
Total	$183,853	$367,438	$(183,585)	-50%	$128,803	70%	$229,532	62%	$(100,729)

Operating Segments:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 33% to $67.4 million for the three months ended June 30, 2020, as compared to $100.7 million for the same period in 2019. Cost of services and rentals as a percentage of revenue decreased to 33% of segment revenue for the three months ended June 30, 2020, as compared to 38% for the same period in 2019. Revenue from the U.S. land market areas decreased 59% primarily as a result of decreases in revenue from rentals of premium drill pipe and bottom hole assemblies. Revenue from the U.S. offshore market area increased 2% primarily due to an increase in revenue from rentals of premium drill pipe. Revenue from the international market areas decreased 24%, primarily due to an increase in demand for rentals of premium drill pipe.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 78% to $21.2 million for the three months ended June 30, 2020, as compared to $94.6 million for the same period in 2019. All of this segment’s revenue is derived from the U.S. land market area. Cost of services and rentals as a percentage of revenue increased to 114% of segment revenue for the three months ended June 30, 2020, as compared to 78% for the same period in 2019. The decrease in revenue is primarily attributable to decreased activity in North America, where the average rig count decreased by 61% during the second quarter of 2020.

Production Services Segment

Revenue from our Production Services segment for the three months ended June 30, 2020 decreased by 47% to $54.5 million, as compared to $103.0 million for the same period in 2019. Cost of services and rentals as a percentage of revenue increased to 90% of segment revenue for the three months ended June 30, 2020, as compared to 76% for the same period in 2019. Revenue from the U.S. land market area decreased 71%, primarily due to a decrease in coiled tubing and pressure control activities. Revenue from the international market areas decreased 13%, primarily due to a decrease in electric line activities. Revenue from the U.S. offshore market area decreased 70%, primarily due to a decrease in hydraulic workover and snubbing and electric line activities.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 41% to $40.8 million for the three months ended June 30, 2020, as compared to $69.1 million for the same period in 2019. Cost of services and rentals as a percentage of revenue increased to 81% of segment revenue for the three months ended June 30, 2020, as compared to 57% for the same period in 2019. Revenue from the U.S. land market area decreased 76%, primarily due to a decrease in demand for well control services. Revenue from the international market areas decreased 37%, primarily due to a decrease in demand for well control services. Revenue derived from the U.S. offshore market area decreased 30%, primarily due to a decrease in plug and abandonment activities.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $36.8 million during the three months ended June 30, 2020 from $51.3 million during the same period in 2019. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $5.7 million, or 26%; for our Onshore Completion and Workover Services segment by $3.9 million, or 42%; for our Production Services segment by $3.0 million, or 23% and for our Technical Solutions segment by $1.6 million, or 28%. Depreciation expense for Corporate and Other decreased by $0.3 million, or 22%. The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated.

Reduction in Value of Assets

The reduction in value of assets recorded during the three months ended June 30, 2019 included $7.6 million related to the reduction in value of long-lived assets within the Onshore Completion and Workover Services segment.

Income Taxes

Our effective income tax rate for the three months ended June 30, 2020 was a 10% benefit compared to a 14% expense for the same period in 2019.

Discontinued Operations

Loss from discontinued operations, net of tax, was $6.2 million for the three months ended June 30, 2020, as compared to $52.6 million for the same period in 2019. Loss from discontinued operations includes a reduction in value of assets of $3.0 million and $23.8 million for the three months ended June 30, 2020 and 2019, respectively. See note 16 to our condensed consolidated financial statements for further discussion of the discontinued operations.

Comparison of the Results of Operations for the Six Months Ended June 30, 2020 and 2019

For the six months ended June 30, 2020, our revenue was $505.4 million, a decrease of $227.4 million, or 31%, as compared to the same period in 2019. Net loss was $144.6 million, or a $9.79 loss per share. Included in the results for the six months ended June 30, 2020 was a pre-tax charge of $16.5 million primarily related to the reduction in value of long-lived assets, $7.0 million for inventory write-down, $8.1 million primarily for severance and facility closures and $12.9 million of merger-related transaction costs. This compares to a net loss for the six months ended June 30, 2019 of $118.8 million, or a $7.64 loss per share.

The following table compares our operating results for the six months ended June 30, 2020 and 2019 (in thousands, except percentages). Cost of revenues excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Revenue
	2020	2019	Change	%	2020	%	2019	%	Change

Drilling Products and
Services	$171,343	$201,761	$(30,418)	-15%	$57,449	34%	$80,069	40%	$(22,620)
Onshore Completion and
Workover Services	82,398	197,754	(115,356)	-58%	76,831	93%	155,777	79%	(78,946)
Production Services	155,997	206,452	(50,455)	-24%	131,509	84%	158,299	77%	(26,790)
Technical Solutions	95,612	126,745	(31,133)	-25%	74,700	78%	75,440	60%	(740)
Total	$505,350	$732,712	$(227,362)	-31%	$340,489	67%	$469,585	64%	$(129,096)

Operating Segments:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 15% to $171.3 million for the six months ended June 30, 2020, as compared to $201.8 million for the same period in 2019. Cost of services and rentals as a percentage of revenue decreased to 34% of segment revenue for the six months ended June 30, 2020, as compared to 40% for the same period in 2019. Revenue from the U.S. land market areas decreased 41% primarily as a result of decreases in revenue from rentals of premium drill pipe and bottom hole assemblies. Revenue from the U.S. offshore market area increased 15% primarily due to an increase in revenue from rentals of premium drill pipe. Revenue from the international market areas remained flat.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 58% to $82.4 million for the six months ended June 30, 2020, as compared to $197.8 million for the same period in 2019. All of this segment’s revenue is derived from the U.S. land market area. Cost of services and rentals as a percentage of revenue increased to 93% of segment revenue for the six months ended June 30, 2020, as compared to 79% for the same period in 2019. The decrease in revenue is primarily attributable to decreased activity in North America, where the average rig count decreased by 43% during the first half of 2020.

Production Services Segment

Revenue from our Production Services segment for the six months ended June 30, 2020 decreased by 24% to $156.0 million, as compared to $206.5 million for the same period in 2019. Cost of services and rentals as a percentage of revenue increased to 84% of segment revenue for the six months ended June 30, 2020, as compared to 77% for the same period in 2019. Revenue from the U.S. land market area decreased 47%, primarily due to a decrease in coiled tubing activities. Revenue from the international market areas increased 12%, primarily due to an increase in cementing and stimulation activities. Revenue from the U.S. offshore market area decreased 57%, primarily due to a decrease in hydraulic workover and snubbing and electric line activities. During the six months ended June 30, 2020, we recorded $4.1 million in reduction in value of assets.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 25% to $95.6 million for the six months ended June 30, 2020, as compared to $126.7 million for the same period in 2019. Cost of services and rentals as a percentage of revenue increased to 78% of segment revenue for the six months ended June 30, 2020, as compared to 60% for the same period in 2019. Revenue from the U.S. land market area decreased 63%, primarily due to a decrease in demand for well control services. Revenue from the international market areas decreased 34%, primarily due to a decrease in activity within our well control division. Revenue derived from the U.S. offshore market area remained flat. During the six months ended June 30, 2020, we recorded $12.4 million in reduction in the value of assets.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $78.1 million during the six months ended June 30, 2020 from $107.6 million during the same period in 2019. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $10.9 million, or 24%; for our Onshore Completion and Workover Services segment by $9.3 million, or 44%; for our Production Services segment by $6.3 million, or 23% and for our Technical Solutions segment by $2.6 million, or 21%. Depreciation expense for Corporate and Other decreased by $0.4 million, or 17%. The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated.

Reduction in Value of Assets

During the six months ended June 30, 2020, the Company recorded $16.5 million in connection with the reduction in value of its long-lived assets. The reduction in value of assets was comprised of $4.1 million and $12.4 million related to property, plant and equipment in the Production Services segment and the Technical Solutions segment, respectively. The reduction in value of assets recorded during the six months ended June 30, 2019 included $7.6 million related to the reduction in value of long-lived assets within the Onshore Completion and Workover Services segment.

Income Taxes

Our effective income tax rate for the six months ended June 30, 2020 was a 16% benefit compared to a 13% expense for the same period in 2019. The effective tax rate for the six months ended June 30, 2020 was primarily impacted by the filing of the carryback claim under the CARES Act.

Discontinued Operations

Loss from discontinued operations, net of tax, was $53.4 million for the six months ended June 30, 2020 as compared to $67.7 million for the same period in 2019. Loss from discontinued operations includes a reduction in value of assets of $49.4 million and $23.8 million for the six months ended June 30, 2020 and 2019, respectively. See note 16 to our condensed consolidated financial statements for further discussion of the discontinued operations.

Liquidity and Capital Resources

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Certain sources and uses of cash, such as our level of discretionary capital expenditures and divestitures of non-core assets are within our control and are adjusted as necessary based on market conditions.

Also impacting our liquidity is the state of the global economy, which impacts oil and natural gas consumption. The COVID-19 pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for, and prices of, crude oil and natural gas.

The COVID-19 pandemic, together with other dynamics in the marketplace, has recently significantly increased borrowing costs and, in certain cases, restricted the ability of borrowers to access the capital markets and other sources of financing. In order to provide financial flexibility, we may continue to utilize external financing arrangements that have been or may be affected by these market conditions. In addition, on March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a tax relief and spending package intended to provide economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act allows corporations with net operating losses generated in 2018, 2019 and 2020 to elect to carryback those losses for a period of five years and relaxes the limitation for business interest deductions for 2019 and 2020. Under the provisions of the CARES Act, we received a refund of $30.5 million in July 2020. We believe that our cash on hand and the cash we expect to generate from our operations will be sufficient to meet our ongoing operating and debt service obligations and capital expenditure requirements during the next 12 months.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity during the period covered by this report have been cash and cash equivalents, cash generated from operations and proceeds from divestiture of non-core assets. As a result of the current market environment, we have an increased risk of delayed customer payments and payment defaults associated with customer bankruptcies or financial difficulties. Customer payment difficulties could have a material adverse impact on our liquidity and financial condition; and as a result, we routinely monitor the financial stability of our customers and will continue to do so. As of June 30, 2020, we had cash and cash equivalents of $278.4 million and $12.4 million of availability remaining under our revolving credit facility. We received a tax refund of $30.5 million in July 2020 related to the CARES Act and had approximately $315 million of cash at the end of July. During the six months ended June 30, 2020, the net cash used by operating activities was $0.6 million. During the six months ended June 30, 2020, we received $39.4 million in cash proceeds from the sale of assets. Subsequent to the quarter end, we entered into the Fourth Amendment, which prohibited borrowing of loans under the revolving credit facility. The Company is still permitted to obtain letters of credit under the revolving credit facility, subject to availability thereunder.

Uses of Liquidity

Our primary uses of liquidity during the period covered by this report have been to provide support for our operating activities, debt service obligations and capital expenditures. We spent $30.5 million of cash on capital expenditures and made $50.2 million of net interest payments during the six months ended June 30, 2020. Capital expenditures of $15.6 million primarily related to the expansion and maintenance of our equipment inventory at our Drilling Products and Services segment, capital expenditures of $9.3 million primarily related to the expansion and maintenance of equipment inventory at our Production Services segment and the remaining $5.6 million of capital expenditures primarily related to the maintenance of our equipment for our Onshore Completion and Workover Services and Technical Solutions segments.

During the remainder of 2020, we expect to limit capital spending within our operational cash flow levels to generate free cash flow and allocate capital to businesses with higher returns on invested capital.

Based on the impact of the COVID-19 pandemic and current market conditions, we continue to be mindful of our outstanding debt and its maturities and, with the support from our Board of Directors and assistance from advisors, we are evaluating strategic options to ensure that our balance sheet and capital structure is aligned with our business and the long-term health of our company. These options may include asset sales, seeking to raise additional capital or a negotiated restructuring of the debt represented by our senior unsecured notes that is implemented under the protection of Chapter 11 of the Bankruptcy Code. However, we cannot predict the extent to which any of the alternatives we may pursue will be successful, if at all, and there can be no assurance that we will be able to successfully restructure the debt represented by our senior unsecured notes or successfully conclude any other alternative we may pursue.

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

We have outstanding $500 million of 7.75% senior unsecured notes due September 2024. The indenture governing the 7.75% senior unsecured notes due 2024 requires semi-annual interest payments on March 15 and September 15 of each year through the maturity date of September 15, 2024. The indenture contains customary events of default and requires that we satisfy various covenants. At June 30, 2020, we were in compliance with all such covenants.

We also have outstanding $800 million of 7.125% senior unsecured notes due December 2021. The indentures governing the 7.125% senior unsecured notes due 2021 require semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021. The indentures contain customary events of default and require that we satisfy various covenants. At June 30, 2020, we were in compliance with all such covenants.

Other Matters

Off-Balance Sheet Arrangements and Hedging Activities

At June 30, 2020, we had no off-balance sheet arrangements and no hedging contracts.

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

Assets and liabilities of certain subsidiaries in the United Kingdom and Europe are translated at end of period exchange rates, while income and expenses are translated at average rates for the period. Translation gains and losses are reported as the foreign currency translation component of accumulated other comprehensive loss in stockholders’ equity (deficit).

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes. At June 30, 2020, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At June 30, 2020, we had no variable rate debt outstanding.

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

(b)

Changes in internal control.  There was no change in our internal control over financial reporting during the three months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the Annual Report) and Part II, Item 1A, “Risk Factors” or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the Quarterly Report). There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report and Quarterly Report, except as set forth below.

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

The COVID-19 pandemic continues to adversely affect our business, and the ultimate effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has had, and continues to have, a material impact on businesses around the world and the economic environments in which they operate. A number of jurisdictions in which we operate have implemented severe restrictions on the movement of their respective populations. As a result, there has been a significant reduction in demand for, and prices of, crude oil, which has directly affected our business. WTI oil spot prices decreased from a high of $63 per barrel in early January 2020 to a low of $14 per barrel in late March 2020 and briefly negative in April, before partially recovering to near $40 in June. If the reduced demand for and price of crude oil continues for a prolonged period, our business, financial condition, results of operation and liquidity may be further materially and adversely affected. Our operations also may be further adversely affected if significant portions of our workforce continue to be unable to work effectively due to illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic.

Management expects industry activity levels and spending by customers to remain depressed at least throughout the remainder of 2020 as demand destruction from the COVID-19 pandemic continues. We believe that the well-known impacts described above and other potential impacts include, but are not limited to, the following:

•Disruption to our supply chain for materials essential to our business, including restrictions on importing and exporting products;

•Customers may attempt to cancel of delay projects or may attempt to invoke force majeure clauses in certain contracts resulting in a decreased on delayed demand for our products and services;

•Customers may also seek to delay payments, may default on payment obligations and/or seek bankruptcy protection that could delay or prevent collections of certain accounts receivable;

•A need to preserve liquidity and volatility in the financial markets;

•Reduction of our global workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;

•Liabilities resulting from operational delays due to decreased productivity resulting from stay-at-home orders affecting the work force or facility closures resulting from the COVID-19 pandemic;

•Liabilities resulting from an inability to perform services due to limited manpower availability or an inability to travel to perform the services;

•Other contractual or other legal claims from our customers resulting from the COVID-19 pandemic; and

•Infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties.

At this time, it is not possible to quantify these risks, but the combination of these factors could have a material impact on our financial results. The ultimate extent to which the COVID-19 pandemic adversely affects our business, financial condition, results of operation and liquidity will depend on future developments, which are highly uncertain and cannot be predicted. These future developments include, but are not limited to, the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. Disruptions and/or uncertainties related to the COVID-19 pandemic for a sustained period of time will result in, and have resulted to date in, delays or modifications to our strategic plans and initiatives and will hinder our ability to achieve our strategic goals. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the COVID-19 pandemic, will likely have the effect of heightening many of the other risks described in the “Risk Factors” section included in the Annual Report, as those risk factors are amended or supplemented by subsequent Quarterly Reports on Form 10-Q and other reports and documents filed with the SEC.

We may not be able to generate enough cash flows to meet our debt obligations.

We expect our earnings and cash flows to vary significantly from year to year due to the nature of our industry. As a result, our future cash flows may be insufficient to meet our debt obligations and other commitments. Any insufficiency could negatively impact our business. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flows from operations and to pay our debt obligations. In addition, economic recessions, including those brought on by the COVID-19 outbreak, have had a negative effect on the demand for crude oil and natural gas and, therefore, the services we provide, and will and have had a negative effect on our ability to generate cash flows from operations. Many of these factors, such as crude oil and natural gas prices, economic and financial conditions in our industry and the global economy, are beyond our control. If we do not generate enough cash flows from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•selling assets;

•further reducing capital expenditures;

•seeking to raise additional capital; or

•refinancing or restructuring our debt.

If for any reason we are unable to meet any of our debt service and repayment obligations, we would be in default under the terms of the relevant governing agreement, which would allow our creditors at that time to declare that indebtedness to be due and payable, which would in turn trigger cross-acceleration or cross-default rights under the relevant agreements governing all of our other indebtedness. If amounts outstanding under our credit facility or our senior notes were to be accelerated, we do not believe that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

All of the above may be exacerbated in the future as the COVID-19 pandemic and the governmental responses thereto continue. These factors, combined with the volatile price of crude oil and natural gas may precipitate a continued economic slowdown and/or a deeper recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad continues to deteriorate, demand for our services could further diminish, which will negatively affect our operations and ultimately adversely impact our ability to meet our debt service and repayment obligations.

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

4.1

Supplemental Indenture, dated as of June 3, 2020, by and among SESI, L.L.C., the guarantors named therein and The Bank of New York Mellon Trust Company, as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed June 4, 2020 (File No. 001-34037)).

10.1

Fourth Amendment to Fifth Amended and Restated Credit Agreement, dated August 5, 2020, among Superior Energy Services, Inc., SESI, L.L.C., the guarantors party thereto, JPMorgan Chase Bank, N.A., each issuing lender and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed August 6, 2020 (File No. 001-34037)).

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

SUPERIOR ENERGY SERVICES, INC.

		By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr. Executive Vice President, Chief Financial Officer and Treasurer

		By:	/s/ James W. Spexarth
James W. Spexarth
Chief Accounting Officer

Date:	August 10, 2020