Form 10-Q
period 2020-09-30
SUPERIOR ENERGY SERVICES INC
filed 2020-11-06
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File No. 001-34037

Commission Company Name: SUPERIOR ENERGY SERVICES INC

SUPERIOR ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2379388
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1001 Louisiana Street, Suite 2900	77002
Houston, TX	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 654-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol (1)	Name of each exchange on which registered (1)
Common Stock, $.001 par value	SPNX	NONE

(1) On September 17, 2020, our common stock was suspended from trading on the New York Stock Exchange (the NYSE). On September 18, 2020, our common stock began trading on the OTCQX Marketplace maintained by the OTC Markets Group, Inc. under the symbol “SPNX.” On October 2, 2020, the NYSE filed a Form 25 with the Securities and Exchange Commission (the SEC) to delist our common stock from trading on the NYSE and to remove it from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The delisting became effective 10 days after the filing of the Form 25. In accordance with Rule 12d2-2 of the Exchange Act, the de-registration of our common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, from the date of the Form 25 filing.

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

The number of shares of the registrant’s common stock outstanding on November 3, 2020 was 14,826,906.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended September 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements and Notes

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$207,781	$272,624
Accounts receivable, net of allowance for doubtful accounts of $18,414 and $12,156 at September 30, 2020 and December 31, 2019, respectively	181,666	332,047
Income taxes receivable	4,119	740
Prepaid expenses	42,465	49,132
Inventory and other current assets	108,639	117,629
Assets held for sale	51,748	216,197
Total current assets	596,418	988,369

Property, plant and equipment, net of accumulated depreciation and depletion of $2,184,340 and $2,214,116 at September 30, 2020 and December 31, 2019, respectively	574,588	664,949
Operating lease right-of-use assets	56,198	80,906
Goodwill	137,142	137,695
Notes receivable	71,472	68,092
Restricted cash	80,175	2,764
Intangible and other long-term assets, net of accumulated amortization of $24,675 and $23,199 at September 30, 2020 and December 31, 2019, respectively	58,253	50,455
Total assets	$1,574,246	$1,993,230

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$60,042	$92,966
Accrued expenses	159,395	182,934
Current portion of decommissioning liabilities	3,735	3,649
Liabilities held for sale	5,760	44,938
Total current liabilities	228,932	324,487

Long-term debt, net	1,289,288	1,286,629
Decommissioning liabilities	137,315	132,632
Operating lease liabilities	38,649	62,354
Deferred income taxes	3,599	3,247
Other long-term liabilities	126,199	134,308

Stockholders’ equity (deficit):
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized - 25,000,000, Issued - 15,799,318, Outstanding - 14,826,906 at September 30, 2020	16	16
Authorized - 25,000,000, Issued - 15,689,463, Outstanding - 14,717,051 at December 31, 2019
Additional paid-in capital	2,756,031	2,752,859
Treasury stock at cost, 972,412 shares at September 30, 2020 and December 31, 2019, respectively	(4,290)	(4,290)
Accumulated other comprehensive loss, net	(72,534)	(71,927)
Accumulated deficit	(2,928,959)	(2,627,085)
Total stockholders’ equity (deficit)	(249,736)	49,573
Total liabilities and stockholders’ equity (deficit)	$1,574,246	$1,993,230

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Services	$97,001	$211,540	$367,846	$689,248
Rentals	42,562	99,771	196,006	282,819
Product sales	27,365	45,274	108,426	117,230
Total revenues	166,928	356,585	672,278	1,089,297
Costs and expenses:
Cost of services	81,535	162,469	303,134	510,075
Cost of rentals	22,879	39,119	83,904	119,656
Cost of sales	11,819	30,339	69,684	71,781
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	116,233	231,927	456,722	701,512
Depreciation, depletion, amortization and accretion - services	20,400	26,646	61,584	96,594
Depreciation, depletion, amortization and accretion - rentals	9,145	15,500	32,633	46,958
Depreciation, depletion, amortization and accretion - sales	5,627	3,016	19,096	9,224
General and administrative expenses	54,966	60,866	178,543	203,015
Restructuring expense	25,746	-	27,033	-
Reduction in value of assets	2,929	9,571	19,451	17,128
Income (loss) from operations	(68,118)	9,059	(122,784)	14,866

Other income (expense):
Interest expense, net	(24,794)	(24,505)	(74,677)	(74,275)
Other income (expense):	(1,399)	(3,353)	(4,810)	(4,476)
Loss from continuing operations before income taxes	(94,311)	(18,799)	(202,271)	(63,885)
Income taxes	4,990	1,708	(11,772)	7,707
Net loss from continuing operations	(99,301)	(20,507)	(190,499)	(71,592)
Loss from discontinued operations, net of income tax	(58,003)	(17,934)	(111,375)	(85,604)
Net loss	$(157,304)	$(38,441)	$(301,874)	$(157,196)

Basic and diluted loss per share:
Net loss from continuing operations	$(6.70)	$(1.31)	$(12.87)	$(4.60)
Loss from discontinued operations	(3.91)	(1.15)	(7.53)	(5.49)
Net loss	$(10.61)	$(2.46)	$(20.40)	$(10.09)

Weighted average shares outstanding	14,827	15,657	14,795	15,581

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	(157,304)	(38,441)	(301,874)	(157,196)
Change in cumulative translation adjustment, net of tax	4,216	(2,967)	(607)	(3,810)
Comprehensive loss	$(153,088)	$(41,408)	$(302,481)	$(161,006)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(301,874)	$(157,196)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	113,313	225,044
Deferred income taxes	352	-
Reduction in value of assets	19,451	40,952
Reduction in value of assets held for sale	109,591	-
Right-of-use assets amortization	14,738	16,341
Stock-based compensation expense	6,074	14,155
Other reconciling items, net	(3,537)	(9,340)
Changes in operating assets and liabilities:
Accounts receivable	126,439	68,239
Prepaid expenses	352	(20,012)
Inventory and other current assets	15,380	(19,966)
Accounts payable	(35,828)	(8,221)
Accrued expenses	(26,409)	(25,054)
Income taxes	(3,114)	3,314
Other, net	(16,331)	(11,752)
Net cash provided by operating activities	18,597	116,504

Cash flows from investing activities:
Payments for capital expenditures	(37,408)	(105,393)
Proceeds from sales of assets	44,097	90,696
Net cash provided by (used in) investing activities	6,689	(14,697)

Cash flows from financing activities:
Delayed draw term loan commitment fee	(11,700)	-
Tax withholdings for vested restricted stock units	(208)	(1,677)
Other	(432)	621
Net cash used in financing activities	(12,340)	(1,056)
Effect of exchange rate changes on cash	(378)	(1,857)
Net change in cash, cash equivalents, and restricted cash	12,568	98,894
Cash, cash equivalents, and restricted cash at beginning of period	275,388	163,748
Cash, cash equivalents, and restricted cash at end of period	$287,956	$262,642

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Nine Months Ended September 30, 2020
(in thousands, except share data)
(unaudited)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Treasury	comprehensive	Accumulated
	shares	stock	capital	stock	loss, net	deficit	Total
Balances, December 31, 2019	15,689,463	$16	$2,752,859	$(4,290)	$(71,927)	$(2,627,085)	$49,573
Net loss	-	-	-	-	-	(79,464)	(79,464)
Foreign currency translation adjustment	-	-	-	-	(4,538)	-	(4,538)
Stock-based compensation expense,
net of forfeitures	-	-	2,527	-	-	-	2,527
Transactions under stock plans	108,965	-	(208)	-	-	-	(208)
Balances, March 31, 2020	15,798,428	$16	$2,755,178	$(4,290)	$(76,465)	$(2,706,549)	$(32,110)

Net loss	-	-	-	-	-	(65,106)	(65,106)
Foreign currency translation adjustment	-	-	-	-	(285)	-	(285)
Stock-based compensation expense,
net of forfeitures	-	-	2,374	-	-	-	2,374
Transactions under stock plans	611	-	-	-	-	-	-
Balances, June 30, 2020	15,799,039	$16	$2,757,552	$(4,290)	$(76,750)	$(2,771,655)	$(95,127)

Net loss	-	-	-	-	-	(157,304)	(157,304)
Foreign currency translation adjustment	-	-	-	-	4,216	-	4,216
Stock-based compensation expense,
net of forfeitures	-	-	(1,521)	-	-	-	(1,521)
Transactions under stock plans	279	-	-	-	-	-	-
Balances, September 30, 2020	15,799,318	$16	$2,756,031	$(4,290)	$(72,534)	$(2,928,959)	$(249,736)

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2019
(in thousands, except share data)
(unaudited)

				Accumulated
	Common		Additional	other
	stock	Common	paid-in	comprehensive	Accumulated
	shares	stock	capital	loss, net	deficit	Total
Balances, December 31, 2018	15,488,542	$155	$2,735,125	$(73,177)	$(2,371,364)	$290,739
Net loss	-	-	-	-	(47,705)	(47,705)
Foreign currency translation adjustment	-	-	-	1,073	-	1,073
Stock-based compensation expense,
net of forfeitures	-	-	5,625	-	-	5,625
Transactions under stock plans	107,118	1	(1,667)	-	-	(1,666)
Balances, March 31, 2019	15,595,660	$156	$2,739,083	$(72,104)	$(2,419,069)	$248,066

Net loss	-	-	-	-	(71,050)	(71,050)
Foreign currency translation adjustment	-	-	-	(1,916)	-	(1,916)
Stock-based compensation expense,
net of forfeitures	-	-	4,650	-	-	4,650
Transactions under stock plans	11,637	-	(10)	-	-	(10)
Shares issued under Employee Stock Purchase Plan	50,019	1	650	-	-	651
Balances, June 30, 2019	15,657,316	$157	$2,744,373	$(74,020)	$(2,490,119)	$180,391

Net loss	-	-	-	-	(38,441)	(38,441)
Foreign currency translation adjustment	-	-	-	(2,967)	-	(2,967)
Stock-based compensation expense,
net of forfeitures	-	-	4,104	-	-	4,104
Transactions under stock plans	41	-	-	-	-	-
Balances, September 30, 2019	15,657,357	$157	$2,748,477	$(76,987)	$(2,528,560)	$143,087

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2020

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

The financial information of Superior Energy Services, Inc. and its subsidiaries (the Company) for the three and nine months ended September 30, 2020 and 2019 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the results of operations for the periods presented have been included therein. Certain previously reported amounts have been reclassified to conform to the 2020 presentation. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

The Company evaluates events that occur after the balance sheet date but before the financial statements are issued for potential recognition or disclosure.

Recent Developments

Voluntary Reorganization Under Chapter 11 of the U.S. Bankruptcy Code

Superior Energy Services, Inc. and certain of its direct and indirect wholly-owned domestic subsidiaries (collectively, the Debtors) plan to file voluntary petitions (the Chapter 11 Cases) for relief (the Bankruptcy Filing) under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of Texas (the Bankruptcy Court). The Debtors plan to commence a solicitation for acceptance of their prepackaged plan of reorganization (the Plan) by causing the Plan and the corresponding disclosure statement to be distributed to certain creditors of the Company shortly before the Bankruptcy Filing. During the Chapter 11 Cases the Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Upon filing the Chapter 11 Cases, the Debtors will request that the Bankruptcy Court grant certain relief to ensure a seamless transition of operations through the Chapter 11 Cases. As a result, the Debtors expect to be able to conduct their business operations in the ordinary course of business. During the pendency of the Chapter 11 Cases, all transactions outside the ordinary course of business will require the prior approval of the Bankruptcy Court.

•Automatic Stay

Subject to specific exceptions under the Bankruptcy Code, the filing of the Chapter 11 Cases will automatically stay all judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to claims arising prior to the Bankruptcy Filing. Absent an order from the Bankruptcy Court, if the Bankruptcy Filing is made, substantially all of the Debtors’ liabilities prior to the Bankruptcy Filing will be subject to settlement under the Bankruptcy Code.

•Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may, upon filing of the Chapter 11 Cases, assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease. However, such rejection entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the Debtors estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors, including, where applicable, a quantification of the Debtors’ obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Debtors expect to have under the Bankruptcy Code.

Restructuring Support Agreement

As previously disclosed in the Company’s Current Reports on Form 8-K filed on September 30, 2020 and October 28, 2020, on September 29, 2020, the Company entered into that certain restructuring support agreement (as amended, modified, or supplemented to date, the RSA) with certain holders (collectively, the Ad Hoc Noteholders Group) of 7.125% senior unsecured notes due 2021 (the 2021 Notes) and 7.750% senior unsecured notes due 2024 (together with the 2021 Notes, the Prepetition Notes), both issued by SESI, L.L.C.

Under the terms of the RSA, the Debtors and the Ad Hoc Noteholder Group agreed to a series of deleveraging transactions (the Restructuring) that will eliminate approximately $1.30 billion of funded debt obligations of the Debtors through the Plan. Specifically, the Restructuring contemplates, among other things, the equitization of all amounts outstanding under the Debtors’ Prepetition Notes. In exchange for equitizing all of their funded debt, holders of Prepetition Notes (the Prepetition Noteholders) will receive 98% of the new common stock to be issued by the reorganized Company (the New Common Stock). Holders of existing prepetition equity will receive 2% of the New Common Stock and five-year warrants to purchase 10.0% of the New Common Stock (the New Warrants), subject to and in accordance with the terms set forth in the RSA. General unsecured creditors will remain unimpaired and be paid in the ordinary course of business.

The RSA further provides, in pertinent part, as follows:

•All holders of Prepetition Notes that are accredited investors or qualified institutional buyers, will have the opportunity, but not the obligation, to exercise the subscription rights to purchase New Common Stock. The proceeds of the Equity Rights Offering will be used exclusively to fund the Cash Payout provided to Prepetition Noteholders electing the Cash Payout, in full and final satisfaction of such Holders’ Prepetition Notes Claims, which will be released and discharged pursuant to the Plan. Consummation of the Equity Rights Offering is contingent upon the consent of the Required Consenting Noteholders under the RSA;

•Eligible holders of the Prepetition Notes Claims that do not elect to participate in the Equity Rights Offering may receive a cash distribution of an amount yet to be determined (the Cash Payout). The proceeds from the Equity Rights Offering will be used to fund the cash distributions under the Cash Payout, provided that the total Cash Payout distribution amount will not exceed the total amount of the proceeds of the Equity Rights Offering. Any remaining portion of such holder’s Prepetition Notes Claims that is not satisfied through the Cash Payout will receive the treatment such holder would receive if such holder elected to participate in the Equity Rights Offering. The Cash Payout is contingent upon the consent of the Required Consenting Noteholders under the RSA;

•The board of directors of the reorganized Company (the New Board) will be authorized to implement a management incentive plan (the New Management Incentive Plan) that provides for the issuance of equity-based compensation to the management and directors of the Company and its subsidiaries. Up to 10% of the New Common Stock, on a fully diluted basis, will be reserved for issuance in connection with the New Management Incentive Plan, with the actual amount to be reserved as determined by the New Board; and

•In consideration for entry into the RSA, each Prepetition Noteholder that became a party to the RSA (a Consenting Noteholder) prior to a deadline set forth in the RSA was paid a premium payable in cash equal to the accrued interest outstanding as of the RSA effective date under the Notes held by each Consenting Noteholder. These expenses, as well as various advisory and professional fees related to the restructuring of the Company, are recorded under the caption “Restructuring expense” on the condensed consolidated statements of operations. Restructuring expenses totaled approximately $25.7 million and $27.0 million for the three and nine months ended September 30, 2020, respectively. Also included in this line item is $15.6 million related to the RSA premium paid to certain Consenting Noteholders pursuant to the RSA.

 Under the Plan, certain classes of claims are expected to receive the following treatment:

•Administrative expense claims, priority tax claims, other priority claims, and other secured claims will be paid in full (or receive such other treatment rendering such claims unimpaired);

•Claims on account of the Company’s asset-based revolving credit facility (the Prepetition Credit Agreement), other than those claims related to any outstanding letters of credit, will be paid in full in cash;

•Contingent claims arising from outstanding letters of credit under the Prepetition Credit Agreement that remain undrawn upon consummation of the Chapter 11 Cases will either (i) be 105% cash collateralized, (ii) be deemed outstanding under an asset-based revolving exit credit facility, if any, or (iii) receive such other treatment as may be acceptable to the Debtors, the agent and lenders under the Prepetition Credit Agreement, and at least three unaffiliated Consenting Noteholders holding at least 66.6% of the aggregate principal amount of the Prepetition Notes;

•General unsecured creditors will remain unimpaired and are to receive payment in cash, in full, in the ordinary course;

•The Company’s existing equity will be cancelled and exchanged for (i) 2.0% of the New Common Stock (subject to dilution on account of (x) New Common Stock issued upon exercise of the New Warrants and (y) New Common Stock issued under the New Management Incentive Plan) and (ii) the New Warrants;

•Eligible holders of the Prepetition Notes who elect to participate in the Equity Rights Offering will receive their pro rata share of (i) 98% of New Common Stock (subject to dilution on account of (x) New Common Stock issued upon exercise of the New Warrants and (y) New Common Stock issued to management of the Reorganized Debtors under the New Management Incentive Plan) and (ii) rights to participate in the Equity Rights Offering; and

•Eligible holders of the Prepetition Notes who elect cash instead of participating in the Equity Rights Offering will receive their pro rata share of cash in an aggregate amount equal to a percentage of the amount due under the Prepetition Notes to all such holders.

The RSA contains certain covenants binding the Company and the Consenting Noteholders, including limitations on the parties’ ability to pursue alternative transactions, commitments by the Consenting Noteholders to vote in favor of the Plan, and commitments of the Company and the Consenting Noteholders to cooperate in good faith to finalize the documents and agreements contemplated by the RSA and the associated term sheet.

The RSA also sets forth certain milestones to ensure that the Company emerges from bankruptcy as swiftly as practicable.

Although the Company intends to pursue the Chapter 11 Cases in accordance with the terms set forth in the RSA, there can be no assurance that the Company will be successful in completing the transactions outlined in the RSA, whether on the same or different terms.

Delayed-Draw Term Loan Commitment Letter

As previously disclosed in the Company’s Current Report on Form 8-K filed on September 30, 2020, on September 29, 2020, the Company entered into a Commitment Letter (the Delayed-Draw Term Loan Commitment Letter) with certain of the Consenting Noteholders (such Consenting Noteholders, the Backstop Commitment Parties). Pursuant to the terms of the RSA, in connection with confirmation of the Plan, the Company will use reasonable efforts to obtain ABL Financing Commitments (as defined in the RSA). In the event that all or a portion of the ABL Financing Commitments is not obtained, the Backstop Commitment Parties have committed to provide a delayed draw term loan facility (the Delayed-Draw Term Loan Facility) in an aggregate principal amount not to exceed $200 million, upon the Company’s emergence from bankruptcy on the terms and subject to the conditions of the Delayed-Draw Term Loan Commitment Letter.

As consideration for the commitment to provide the Delayed-Draw Term Loan Facility, the Company paid $11.7 million to the Backstop Commitment Parties. The transactions contemplated by the Delayed-Draw Term Loan Commitment Letter are conditioned upon the satisfaction or waiver of customary conditions for transactions of this nature.

Going Concern

Recent developments discussed above have negatively impacted the Company's financial condition and the Company's current forecast gives doubt to the Company's available liquidity to repay its outstanding debt or meet its obligations. The Company’s bond and share price declines, as well as the Company’s credit rating, have over time increased the level of uncertainty in the Company’s business and impacted various key stakeholders, including the Company’s employees, customers, suppliers and key lenders. These conditions and events indicate that there is substantial doubt about the Company's ability to continue as a going concern.

As noted above, in response to these developments, the Debtors expect to make the Bankruptcy Filing. Although the Company anticipates that the Chapter 11 Cases, if commenced, will help address its liquidity concerns, there are a number of risks and uncertainties surrounding the Chapter 11 Cases, including the uncertainty remaining over the Bankruptcy Court's approval of the Plan, which are not within the Company's control. Therefore, management has concluded that management’s current actions and plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2020, the Company’s unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. In addition, the Company’s unaudited condensed consolidated financial statements do not reflect any adjustments related to bankruptcy or liquidation accounting.

•COVID-19 Pandemic and Market Conditions

The Company’s operations continue to be disrupted due to the circumstances surrounding the COVID-19 pandemic. The significant business disruption resulting from the COVID-19 pandemic has impacted customers, vendors and suppliers in all geographical areas where the Company operates. The closure of non-essential business facilities and restrictions on travel put in place by governments around the world have significantly reduced economic activity. Also, the COVID-19 pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Additionally, recognized health risks associated with the COVID-19 pandemic have altered the policies of companies operating around the world, resulting in these companies instituting safety programs similar to what both domestic and international governmental agencies have implemented, including stay at home orders, social distancing mandates, and other community oriented health objectives. The Company is complying with all such ordinances in its operations across the globe. Management of the Company believes it has proactively addressed many of the known operational impacts of the COVID-19 pandemic to the extent possible and will strive to continue to do so, but there can be no guarantee the measures will be fully effective.

Furthermore, the oil and gas industry has experienced unprecedented price disruptions during 2020, due in part to significantly decreased demand as a result of the COVID-19 pandemic, as activity declined in the face of depressed crude oil pricing. The U.S. oil and gas rig count fell by more than 60% in the second quarter of 2020 and by more than 30% in the third quarter of 2020. The number of oil and gas rigs outside of the U.S. and Canada fell by more than 10% in the third quarter of 2020 to an average of 731 rigs from 834 rigs in the second quarter of 2020. These market conditions have significantly impacted the Company’s business, with third quarter 2020 revenue decreasing to $166.9 million, as compared to $356.6 million in the third quarter of 2019, or 53%. As customers continue to revise their capital budgets in order to adjust spending levels in response to lower commodity prices, the Company has experienced significant pricing pressure for its products and services.

Low oil prices and industry volatility are likely to continue through the near and long-term. As the global outbreak of the COVID-19 pandemic continues to rapidly evolve, management expects it to continue to materially and adversely affect the Company’s revenue, financial condition, profitability, and cash flow for an indeterminate period of time.

•New York Stock Exchange Delisting

On September 17, 2020, the Company was notified by the New York Stock Exchange (the NYSE) that the Company is no longer in compliance with the NYSE continued listing standards set forth in Section 802.01B of the NYSE Listed Company Manual due to the Company’s failure to maintain an average global market capitalization over a consecutive 30-day trading period of at least $15 million and accordingly, the NYSE had determined to commence proceedings to delist the Company’s common stock from the NYSE.

Trading of the Company’s common stock on the NYSE was suspended effective as of approximately 4:00 p.m. Eastern Time on September 17, 2020. On September 18, 2020, the Company’s common stock commenced trading on the OTCQX marketplace under the trading symbol “SPNX.” On October 2, 2020, the NYSE applied to the SEC to delist the Company’s common stock from trading on the NYSE and to remove it from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The delisting became effective 10 days after the filing of the Form 25. In accordance with Rule 12d2-2 of the Exchange Act, the de-registration of the Company’s common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, from the date of the Form 25 filing.

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

Rentals Revenue: primarily priced on a per day, per man hour or similar basis and consists of fees charged to customers for the use of the Company’s rental equipment over the term of the rental period, which is generally less than twelve months.

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

The Company expenses sales commissions when incurred because the amortization period would be one year or less.

Disaggregation of revenue

The following table presents the Company’s revenues by segment disaggregated by geography (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S. land
Drilling Products and Services	$10,458	$46,590	$66,652	$142,073
Onshore Completion and Workover Services	21,559	75,973	103,957	273,727
Production Services	9,777	32,620	51,541	112,095
Technical Solutions	4,694	7,283	13,997	32,589
Total U.S. land	$46,488	$162,466	$236,147	$560,484

U.S. offshore
Drilling Products and Services	$26,242	$33,895	$92,053	$91,048
Onshore Completion and Workover Services	-	-	-	-
Production Services	6,630	18,295	24,292	58,977
Technical Solutions	15,740	40,771	70,884	95,195
Total U.S. offshore	$48,612	$92,961	$187,229	$245,220

International
Drilling Products and Services	$19,301	$30,700	$68,639	$79,825
Onshore Completion and Workover Services	-	-	-	-
Production Services	39,948	47,872	136,519	134,167
Technical Solutions	12,579	22,586	43,744	69,601
Total International	$71,828	$101,158	$248,902	$283,593
Total Revenues	$166,928	$356,585	$672,278	$1,089,297

The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Services
Drilling Products and Services	$11,130	$18,835	$38,719	$52,997
Onshore Completion and Workover Services	20,461	67,022	94,277	245,055
Production Services	44,550	85,188	167,081	262,658
Technical Solutions	20,860	40,495	67,769	128,538
Total Services	$97,001	$211,540	$367,846	$689,248

Rentals
Drilling Products and Services	$38,786	$78,714	$161,188	$221,306
Onshore Completion and Workover Services	1,098	8,951	9,680	28,672
Production Services	2,246	9,216	16,106	25,068
Technical Solutions	432	2,890	9,032	7,773
Total Rentals	$42,562	$99,771	$196,006	$282,819

Product Sales
Drilling Products and Services	$6,085	$13,636	$27,437	$38,643
Onshore Completion and Workover Services	-	-	-	-
Production Services	9,559	4,383	29,165	17,513
Technical Solutions	11,721	27,255	51,824	61,074
Total Product Sales	$27,365	$45,274	$108,426	$117,230
Total Revenues	$166,928	$356,585	$672,278	$1,089,297

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

	September 30, 2020	December 31, 2019
Finished goods	$42,180	$45,127
Raw materials	15,633	16,130
Work-in-process	6,329	9,360
Supplies and consumables	33,723	33,322
Total	$97,865	$103,939

(4)Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company related to costs associated with the abandonment of the acquired property. Pursuant to an agreement with the seller, the Company invoices the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of this obligation totals $115.0 million and is recorded at present value using an effective interest rate of 6.58%. The related discount is amortized to interest income based on the expected timing of completion of the decommissioning activities. The Company recorded interest income related to notes receivable of $3.4 million and $3.1 million for the nine months ended September 30, 2020 and 2019, respectively.

(5)Debt

The Company’s outstanding debt is as follows (in thousands):

		September 30, 2020	December 31, 2019
	Stated Interest Rate (%)	Long-term
Senior unsecured notes due September 2024	7.750	$500,000	$500,000
Senior unsecured notes due December 2021	7.125	800,000	800,000
Total debt, gross		1,300,000	1,300,000
Unamortized debt issuance costs		(10,712)	(13,371)
Total debt, net		$1,289,288	$1,286,629

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

At September 30, 2020, the borrowing base under the asset-based revolving credit facility was $97.3 million and the Company had $48.5 million of letters of credit outstanding that reduced its borrowing availability under the revolving credit facility. The credit agreement contains various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, merger, consolidations, dispositions of assets and other provisions customary in similar types of agreements.

On August 5, 2020, the Company amended its asset-based revolving credit facility to permit the Company to use up to the lesser of (i) $100 million and (ii) 105% of the face value of certain third-party letters of credit, surety, judgment, appeal or performance bonds, and similar obligations of the Company, to cash collateralize such obligations. The Company also deposited $25 million in an account under the lenders’ control to further secure its obligations under the revolving credit facility. The Company reduced the amount of letters of credit issued through the credit facility by using $52.4 million to cash collateralize these obligations. The amendment also prohibits the Company from requesting any loans under the credit facility and also restricts the Company’s flexibility under certain of the investment, indebtedness, junior debt repayment and restricted payment covenants.

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

If the Debtors file the Chapter 11 Cases, the principal and interest due under these debt instruments will become immediately due and payable. However, section 362 of the Bankruptcy Code will stay the creditors from taking any action as a result of the default. Any efforts to enforce such payment obligations under the unsecured notes or other accelerated obligations of the Debtors will be automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the unsecured notes, the credit facility and other accelerated obligations of the Debtors will be subject to the applicable provisions of the Bankruptcy Code.

(6)Decommissioning Liabilities

The Company’s decommissioning liabilities associated with an oil and gas property and its related assets include liabilities related to the plugging of wells, removal of the related platform and equipment, and site restoration. The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially. The Company had decommissioning liabilities of $141.1 million and $136.3 million at September 30, 2020 and December 31, 2019, respectively.

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

The Company has changed its position regarding exercising certain operating lease renewal options given the current industry conditions related to the COVID-19 pandemic.  At September 30, 2020, this change resulted in a decrease to the operating lease ROU assets and liabilities of $10.7 million.

Overview

The Company’s operating leases are primarily for real estate, machinery and equipment, and vehicles. The terms and conditions for these leases vary by the type of underlying asset. Subject to certain exceptions, if the Debtors make the Bankruptcy Filing, under the Bankruptcy Code, the Company may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Total operating lease expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Long-term fixed lease expense	$4,032	$8,942	$18,043	$25,507
Long-term variable lease expense	85	117	285	298
Short-term lease expense	1,652	3,346	8,175	13,216
Total operating lease expense	$5,769	$12,405	$26,503	$39,021

Supplemental Balance Sheet and Cash Flows Information

Operating leases were as follows (in thousands):

	September 30, 2020	December 31, 2019
Operating lease ROU assets	$56,198	$80,906

Accrued expenses	$19,622	$21,072
Operating lease liabilities	38,649	62,354
Total operating lease liabilities	$58,271	$83,426

Weighted average remaining lease term	8 years	9 years
Weighted average discount rate	6.51%	6.75%

	Nine Months Ended September 30,
	2020	2019
Cash paid for operating leases	$20,806	$26,242
ROU assets obtained in exchange for lease obligations	$3,513	$21,045

Maturities of operating lease liabilities at September 30, 2020 are as follows (in thousands):

Remainder of 2020	$7,265
2021	21,905
2022	14,546
2023	10,977
2024	8,210
Thereafter	28,780
Total lease payments	91,683
Less imputed interest	(33,412)
Total	$58,271

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at September 30, 2020
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$-	$14,252	$-	$14,252
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$2,741	$-	$2,741
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$19,530	$-	$19,530
Total debt	$350,100	$-	$-	$350,100

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$-	$15,499	$-	$15,499
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$1,372	$-	$1,372
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$23,466	$-	$23,466
Total debt	$1,021,300	$-	$-	$1,021,300

The Company’s non-qualified deferred compensation plans allow officers, certain highly compensated employees and non-employee directors to defer receipt of a portion of their compensation and contribute such amounts to one or more hypothetical investment funds. These investments are reported at fair value based on unadjusted quoted prices in active markets for identifiable assets and observable inputs for similar assets and liabilities, which represent Levels 1 and 2, respectively, in the fair value hierarchy. Commencement of the Chapter 11 Cases will automatically stay payments under the non-qualified deferred compensation plans.

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

The following table reflects the fair value measurements used in testing the impairment of long-lived assets (in thousands):

	Nine Months Ended September 30,
	Impairment	Fair Value
Property, plant and equipment, net	$19,451	$13,593

Fair value is measured as of impairment date using Level 3 inputs. See Note 10 for a discussion of the reduction in value of assets recorded during the nine months ended September 30, 2020.

While the Company believes that it will continue to operate in the ordinary course during the Chapter 11 Cases and upon emergence from the Chapter 11 Cases, the Company’s estimates of fair values are sensitive to inputs to the valuation approaches, including forecasts of revenues and earnings growth. There can be no assurances that changes to the Company’s inputs would not result in a material impairment of goodwill.

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

Summarized financial information for the Company’s segments is as follows (in thousands):

Three Months Ended September 30, 2020

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$56,001	$21,559	$56,355	$33,013	$-	$166,928
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion	23,714	21,943	46,115	24,461	-	116,233
Depreciation, depletion, amortization
and accretion	14,424	5,356	9,584	4,983	825	35,172
General and administrative expenses	12,948	3,319	6,801	9,844	22,054	54,966
Restructuring expense	-	-	-	-	25,746	25,746
Reduction in value of assets	-	-	-	2,929	-	2,929
Income (loss) from operations	4,915	(9,059)	(6,145)	(9,204)	(48,625)	(68,118)
Interest income (expense), net	-	-	-	1,122	(25,916)	(24,794)
Other income	-	-	-	-	(1,399)	(1,399)
Income (loss) from continuing operations
before income taxes	$4,915	$(9,059)	$(6,145)	$(8,082)	$(75,940)	$(94,311)

Three Months Ended September 30, 2019

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$111,185	$75,973	$98,787	$70,640	$-	$356,585
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion	38,663	61,338	82,556	49,370	-	231,927
Depreciation, depletion, amortization
and accretion	20,168	6,853	12,063	4,909	1,169	45,162
General and administrative expenses	14,363	8,144	2,905	14,935	20,519	60,866
Reduction in value of assets	-	566	1,997	7,008	-	9,571
Income (loss) from operations	37,991	(928)	(734)	(5,582)	(21,688)	9,059
Interest income (expense), net	-	-	-	1,051	(25,556)	(24,505)
Other income	-	-	-	-	(3,353)	(3,353)
Income (loss) from continuing operations
before income taxes	$37,991	$(928)	$(734)	$(4,531)	$(50,597)	$(18,799)

Nine Months Ended September 30, 2020

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$227,344	$103,957	$212,352	$128,625	$-	$672,278
Cost of revenues (exclusive of depreciation,
depletion, amortization and accretion)	81,163	98,774	177,624	99,161	-	456,722
Depreciation, depletion, amortization
and accretion	48,042	17,183	30,604	14,663	2,821	113,313
General and administrative expenses	38,388	12,635	21,232	34,044	72,244	178,543
Restructuring expense	-	-	-	-	27,033	27,033
Reduction in value of assets	-	-	4,096	15,355	-	19,451
Income (loss) from operations	59,751	(24,635)	(21,204)	(34,598)	(102,098)	(122,784)
Interest income (expense), net	-	-	-	3,399	(78,076)	(74,677)
Other expense	-	-	-	-	(4,810)	(4,810)
Income (loss) from continuing operations
before income taxes	$59,751	$(24,635)	$(21,204)	$(31,199)	$(184,984)	$(202,271)

Nine Months Ended September 30, 2019

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$312,946	$273,727	$305,239	$197,385	$-	$1,089,297
Cost of revenues (exclusive of depreciation,
depletion, amortization and accretion)	118,732	217,115	240,855	124,810	-	701,512
Depreciation, depletion, amortization
and accretion	64,684	27,940	39,375	17,198	3,579	152,776
General and administrative expenses	44,173	24,044	18,687	46,394	69,717	203,015
Reduction in value of assets	-	8,123	1,997	7,008	-	17,128
Income (loss) from operations	85,357	(3,495)	4,325	1,975	(73,296)	14,866
Interest income (expense), net	-	-	-	3,104	(77,379)	(74,275)
Other expense	-	-	-	-	(4,476)	(4,476)
Income (loss) from continuing operations
before income taxes	$85,357	$(3,495)	$4,325	$5,079	$(155,151)	$(63,885)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
September 30, 2020	$591,152	$200,101	$367,944	$272,893	$142,156	$1,574,246
December 31, 2019	$659,621	467,697	$421,848	$377,627	$66,437	$1,993,230

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

Revenues
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$95,100	$255,427	$423,376	$805,704
Other countries	71,828	101,158	248,902	283,593
Total	$166,928	$356,585	$672,278	$1,089,297

Long-Lived Assets

	September 30, 2020	December 31, 2019
United States	$411,974	$489,189
Other countries	162,614	175,760
Total	$574,588	$664,949

(10) Reduction in Value of Assets

During the three and nine months ended September 30, 2020, the Company recorded $2.9 million and $19.5 million, respectively, in connection with the reduction in the value of its long-lived assets. The reduction in value of assets was primarily related to long-lived assets in the Technical Solutions and Production Services segments.

(11) Goodwill

During the third quarter of 2020 the Company entered into the RSA as further described in “Financial Statements - Note 1 – Basis of Presentation.” Entry into the RSA, along with changing industry conditions as a result of the COVID-19 pandemic constituted a triggering event that required the Company to perform an interim goodwill impairment review as of September 30, 2020.

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

The result of the goodwill impairment assessment indicated that the fair value of the Drilling Products and Services segment exceeded its net book value and, therefore, no goodwill impairment was recorded. The Company will continue to evaluate the Drilling Products and Services segment for potential goodwill impairment in the fourth quarter of 2020 as market conditions continue to evolve.

(12) Stock-Based Compensation Plans

The Company maintained various stock incentive plans that provide long-term incentives to the Company’s key employees, including officers, directors, consultants and advisors (the Eligible Participants) prior to the Chapter 11 Cases. Under the stock incentive plans, the Company could grant incentive stock options, restricted stock, restricted stock units, stock appreciation rights, other stock-based awards or any combination thereof to Eligible Participants. The Company’s total compensation expense related to these plans was approximately $6.1 million and $13.9 million for the nine months ended September 30, 2020 and 2019, respectively, which is reflected in general and administrative expenses.

On September 28, 2020, the Board of Directors of the Company approved the implementation of a Key Employee Retention Program (the KERP), which is designed to retain key employees of the Company in their current roles over the near term while providing them with financial stability. The KERP payments are in lieu of any outstanding unvested awards under the Company’s long-term equity-based incentive plans (other than any performance share units granted in 2018 and 2019) and any 2020 annual bonuses that would otherwise be payable to the KERP participants. The KERP provided for one-time retention payments equal to approximately $7.3 million in the aggregate to the six executive officers of the Company, including its named executive officers. The KERP further provided for approximately $2.4 million of retention payments to other non-executive employees, which will be made in installments.

(13) Income Taxes

Certain of the restructuring transactions contemplated by the RSA may have a material impact on the Company’s tax attributes, the full extent of which is currently unknown. Cancellation of indebtedness income resulting from such restructuring transactions may significantly reduce the Company’s tax attributes, including but not limited to NOL carryforwards. Further, the Company will experience an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), upon confirmation of the Plan by the Bankruptcy Court which will subject certain remaining tax attributes to an annual limitation under Section 382 of the Code. Additionally, if the Company proceeds with the Bankruptcy Filing, the Company will incur additional significant one-time costs associated with the Chapter 11 Cases.

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

The Company had $13.2 million of unrecorded tax benefits as of each of September 30, 2020 and December 31, 2019, all of which would impact the Company’s effective tax rate if recognized. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

(14) Earnings per Share

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

The Company incurred a loss from continuing operations for each of the three and nine months ended September 30, 2020 and 2019; therefore, the impact of any incremental shares would be anti-dilutive.

(15) Contingencies

Due to the nature of the Company’s business, the Company is involved, from time to time, in routine litigation or subject to disputes or claims regarding its business activities. Legal costs related to these matters are expensed as incurred.

A subsidiary of the Company is involved in legal proceedings with two employees regarding the payment of royalties for a patentable product developed by them. On April 2, 2018, the employees filed a lawsuit in the Harris County District Court alleging that the royalty payments they had received since 2010 should have been higher. In May 2019, the jury issued a verdict in favor of the plaintiffs. On October 25, 2019, the court issued a final judgment against the Company. The Company strongly disagrees with the verdict and believes the district court committed several legal errors that should result in a reversal or remand of the case by the Court of Appeals. The ultimate resolution of this matter could result in a loss of up to $7.5 million in excess of amounts accrued.

Commencement of the Chapter 11 Cases will automatically stay certain proceedings and actions against the Debtors, in addition to actions seeking to collect pre-petition indebtedness or to exercise control over the property of the Debtor’s bankruptcy estates.

(16) Supplemental Guarantor Information

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

However, the Parent, Issuer and Subsidiary Guarantors are all expected to be Debtors pursuant to the Chapter 11 Cases. See Note 1 of the notes to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements – Note 1 – Basis of Presentation” of this Quarterly Report for a complete discussion of the Chapter 11 Cases.

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

OBLIGOR GROUP
Summarized Balance Sheets Information
(in thousands)

	September 30, 2020	December 31, 2019
Current assets	$422,138	$789,562
Noncurrent assets	1,086,516	1,134,238
Total assets	$1,508,654	$1,923,800

Current liabilities	$176,423	$261,743
Noncurrent liabilities	2,027,477	2,039,138
Total liabilities	$2,203,900	$2,300,881

OBLIGOR GROUP
Summarized Statements of Operations Information
(in thousands)

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Total revenues	$507,636	$1,126,456
Cost of revenues	343,561	723,451

Loss from operations before income taxes	(179,335)	(92,731)
Income taxes	(13,404)	6,102
Net loss from continuing operations	(165,931)	(98,833)
Loss from discontinued operations, net of tax	(111,375)	(177,968)
Net loss attributable to the obligor group	$(277,306)	$(276,801)

The same accounting policies as described in “Note 1 – Basis of Presentation” to the consolidated financial statements included in this report are used by the Parent and each of its subsidiaries in connection with the summarized financial information presented above.

(17) Discontinued Operations

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

The following table summarizes the components of loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$43	$69,132	$511	$239,911
Cost of services	56	62,279	6,588	219,285

Loss from discontinued operations before tax	(60,864)	(17,276)	(123,659)	(81,050)
Loss from discontinued operations, net of income tax	(58,003)	(17,934)	(111,375)	(85,604)

For the nine months ended September 30, 2020, loss from discontinued operations included $109.6 million in the reduction in value of assets relating to the impairment of property, plant and equipment.

The following summarizes the assets and liabilities related to the Pumpco business reported as discontinued operations (in thousands):

	September 30, 2020	December 31, 2019
Current assets:
Accounts receivable, net	$-	$25,106
Other current assets	2,280	6,215
Total current assets	$2,280	$31,321

Property, plant and equipment, net	49,259	179,144
Operating lease ROU assets	209	5,732
Total assets	$51,748	$216,197

Current liabilities:
Accounts payable	$136	$14,370
Accrued expenses	2,869	24,751
Total current liabilities	3,005	39,121

Operating lease liabilities	2,755	5,415
Other long-term liabilities	-	402
Total liabilities	$5,760	$44,938

Significant operating non-cash items relating to Pumpco and cash flows from investing activities were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash flows from discontinued operating activities:
Depreciation and amortization	$-	$72,271
Reduction in value of assets	109,591	23,824

Cash flows from discontinued investing activities:
Payments for capital expenditures	$-	$(36,743)
Proceeds from sales of assets	14,369	1,669

(18) New Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report and other documents filed by us with the SEC contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements other than statements of historical fact included in this report or such other materials regarding the Chapter 11 Cases, our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

•uncertainties if we file the Chapter 11 Cases, including but not limited to: our ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases; the effects of the Chapter 11 Cases on us and our various constituents; the impact of Bankruptcy Court rulings in the Chapter 11 Cases; our ability to develop and implement the Plan and whether that Plan will be approved by the Bankruptcy Court and the ultimate outcome of the Chapter 11 Cases in general; the length of time we will operate under the Chapter 11 Cases; attendant risks associated with restrictions on our ability to pursue our business strategies; risks associated with third-party motions in the Chapter 11 Cases; the potential adverse effects of the Chapter 11 Cases on our liquidity; our ability to operate within the restrictions and the liquidity limitations of the planned debtor-in-possession asset based credit facility (the DIP Credit Facility); the potential cancellation of our equity securities, including our common stock in the Chapter 11 Cases; the potential material adverse effect of claims that are not discharged in the Chapter 11 Cases; uncertainty regarding our ability to retain key personnel; and uncertainty and continuing risks associated with our ability to achieve our stated goals and continue as a going concern;

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

•challenges with estimating our potential liabilities related to our oil and natural gas property; and

•risks associated with potential changes of the Bureau of Ocean Energy Management’s security and bonding requirements for offshore platforms.

These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements. We undertake no obligation to update any of our forward-looking statements for any reason and, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

Recent Developments

•Voluntary Reorganization Under Chapter 11

We and certain of our subsidiaries plan to file the Chapter 11 Cases with the Bankruptcy Court. The Debtors plan to commence a solicitation for acceptance of the Plan by causing the Plan and the corresponding disclosure statement to be distributed to certain creditors of the Company shortly before the Bankruptcy Filing. During the Chapter 11 Cases, the Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

For the duration of the Chapter 11 Cases, the Debtors are expected to be able to conduct normal business activities and pay all associated obligations for the period following the Bankruptcy Filing. The Debtors are also expected to be authorized to pay employee wages and benefits, and vendors and suppliers in the ordinary course of business for goods and services provided prior to the Bankruptcy Filing. During the pendency of the Chapter 11 Cases, all transactions outside of the ordinary course of business will require the prior approval of the Bankruptcy Court.

For the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan will be subject to the risks and uncertainties associated with the Chapter 11 process as described in Part II, Item 1A, “Risk Factors.” As a result of these risks and uncertainties, the number of our shares of common stock and stockholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this report may not accurately reflect our operations, properties and capital plans following the Chapter 11 Cases.

For the duration of the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the Bankruptcy Filing. In addition, we have incurred significant professional and advisory fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional and advisory fees and costs throughout the pendency of the Chapter 11 Cases.

See Part I, Item 1, “Financial Statements – Note 1 – Basis of Presentation” of this Quarterly Report for a complete discussion of the Chapter 11 Cases.

•COVID-19 Pandemic and Market Conditions

Our operations continue to be disrupted due to the circumstances surrounding the COVID-19 pandemic. The significant business disruption resulting from the COVID-19 pandemic has impacted our customers, vendors and suppliers in all geographical areas where we operate. The closure of non-essential business facilities and restrictions on travel put in place by governments around the world have significantly reduced economic activity. Additionally, recognized health risks associated with the COVID-19 pandemic have altered the policies of companies operating around the world, resulting in these companies instituting safety programs similar to what both domestic and international governmental agencies have implemented, including stay at home orders, social distancing mandates, and other community oriented health objectives. We are complying with all such ordinances in our operations across the globe. Management believes it has proactively addressed many of the known operational impacts of the COVID-19 pandemic to the extent possible and will strive to continue to do so, but there can be no guarantee the measures will be fully effective.

Furthermore, the oil and gas industry has experienced unprecedented price disruptions during 2020, due in part to significantly decreased demand as a result of the COVID-19 pandemic, as activity significantly declined in the face of depressed crude oil pricing. The U.S. oil and gas rig count fell by more than 60% in the second quarter of 2020 and by more than 30% in the third quarter of 2020. The number of oil and gas rigs outside of the U.S. and Canada fell by more than 10% in the third quarter of 2020 to an average of 731 rigs from 834 rigs in the second quarter of 2020. These market conditions have significantly impacted our business, with third quarter 2020 revenue decreasing to $166.9 million, as compared to $356.6 million in the third quarter of 2019, or 53%. As customers continue to revise their capital budgets in order to adjust spending levels in response to lower commodity prices, we have experienced significant pricing pressure for our products and services.

Low oil prices and industry volatility are likely to continue through the near and long-term. In the second quarter of 2020, OPEC+ reached a supply curtailment agreement of up to 10 million barrels per day, which drove expectations for future hydrocarbon supply lower. However, on July 15, 2020, an alliance of certain OPEC nations led by Saudi Arabia agreed to increase oil production starting in August 2020, citing theoretically increased demand due to the relaxing of COVID-19 pandemic restrictions. As the global outbreak of the COVID-19 pandemic continues to rapidly evolve, management expects it to continue to materially and adversely affect our revenue, financial condition, profitability, and cash flow for an indeterminate period of time.

•New York Stock Exchange Delisting

On September 17, 2020, we were notified by the NYSE that due to our failure to maintain an average global market capitalization over a consecutive 30-day trading period of at least $15 million, pursuant to Section 802.01B of the NYSE Listed Company Manual, the NYSE had determined to commence proceedings to delist the Company’s common stock from the NYSE.

Trading of our common stock was suspended effective as of approximately 4:00 p.m. Eastern Time on September 17, 2020. Effective September 18, 2020, our common stock commenced trading on the OTCQX marketplace under the trading symbol “SPNX”. On October 2, 2020, the NYSE applied to the SEC to delist or common stock from trading on the NYSE and to remove it from registration under Section 12(b) of the Exchange Act. The delisting became effective 10 days after the filing of the Form 25. In accordance with Rule 12d2-2 of the Exchange Act, the de-registration of our common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, from the date of the Form 25 filing.

Business Outlook

Demand for our products and services has declined, and will continue to decline, as long as our customers continue to revise their capital budgets downward and adjust their operations in response to lower oil prices and demand due to the COVID-19 pandemic. In addition to the RSA and our preparation for the Bankruptcy Filing, throughout 2020 we have taken actions to mitigate the near and long-term financial impacts on our operating results to ensure adequate liquidity and capital resources are available to maintain our operations until the oil and gas industry and global economic conditions improve. These actions include, but are not limited to:

•We implemented continued actions to reduce our payroll costs through a combination of salary reductions, reductions in force and furloughs.

•We exited unnecessary facilities and consolidated our operational footprint to align the size of our operations with current demand.

•We reduced discretionary expenses and deferred any non-essential capital spending.

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

The COVID-19 pandemic continues to adversely impact many jurisdictions and continues to disrupt normal economic activities. As a result, the demand for energy continues to be constrained with continued adverse consequences for our customers and for us. Further, there is an increasing number of bankruptcies in our industry. Our collection of receivables could be materially delayed and/or impaired for the duration of the COVID-19 pandemic. The duration and severity of the COVID-19 pandemic and the resulting potential for continued losses subjects us to significant uncertainty and may cause significant variability in our allowance for credit losses in future periods. We expect the negative impacts of the COVID-19 pandemic to be felt throughout 2020 and into 2021. As the nature of the COVID-19 pandemic is inherently uncertain, we are unable to reasonably estimate the duration and ultimate impacts of the COVID-19 pandemic, including the timing or level of any subsequent recovery. We cannot be certain of the degree of impact on our business, result of operations and/or financial position for future periods.

For more information on the Chapter 11 Cases, see Note 1 of the notes to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements – Note 1 – Basis of Presentation” of this Quarterly Report.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Worldwide Rig Count (1)
U.S.:
Land	241	894	-73%	461	961	-52%
Offshore	13	26	-50%	16	23	-30%
Total	254	920	-72%	477	984	-52%
International (2)	731	1,144	-36%	879	1,094	-20%
Worldwide Total	985	2,064	-52%	1,356	2,078	-35%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$40.89	$56.34	-27%	$38.04	$57.04	-33%
Natural Gas (Henry Hub)	$2.00	$2.38	-16%	$1.87	$2.61	-28%

(1) Estimate of drilling activity as measured by the average active drilling rigs based on Baker Hughes Co. rig count information.

(2) Excludes Canadian Rig Count.

Comparison of the Results of Operations for the Three Months Ended September 30, 2020 and June 30, 2020

For the third quarter of 2020, our revenue was $166.9 million and the net loss was $157.3 million, or a $10.61 loss per share. Included in the results for the three months ended September 30, 2020 was a pre-tax charge of $2.9 million related to the reduction in value of long-lived assets, $4.4 million for inventory write-down, $3.2 million for severance, and $25.7 million of expenses related to restructuring activities. This compares to net loss of $65.1 million, or a $4.39 loss per share, for the second quarter of 2020, on revenue of $183.9 million.

Third quarter 2020 revenue in our Drilling Products and Services segment decreased to $56.0 million, as compared to $67.4 million for the second quarter of 2020. U.S. offshore revenue decreased 8% sequentially to $26.2 million primarily due to a decrease in rentals of premium drill pipe during the quarter. International revenue remained flat at $19.3 million. U.S. land revenue decreased 47% to $10.5 million primarily due to a decrease in rentals of premium drill pipe and bottom hole assemblies.

Third quarter 2020 revenue in our Onshore Completion and Workover Services segment increased 2% sequentially to $21.6 million, as compared to $21.2 million for the second quarter of 2020. The increase in revenue is primarily attributable to an increase in well servicing rigs activity.

Third quarter 2020 revenue in our Production Services segment increased 3% sequentially to $56.3 million, as compared to $54.5 million for the second quarter of 2020. U.S. offshore revenue increased 4% to $6.6 million primarily due to an increase in in hydraulic workover and snubbing activities. U.S. land revenue decreased 12% sequentially to $9.8 million primarily due to a decrease in pressure control activities. Revenue from international market areas increased 8% sequentially to $39.9 million primarily due to an increase in electric line and hydraulic workover and snubbing activities.

Third quarter 2020 revenue in our Technical Solutions segment decreased 19% sequentially to $33.0 million, as compared to $40.8 million in the second quarter of 2020. U.S. offshore revenue decreased 33% sequentially to $15.8 million due to a decrease in completion tools and products. International revenue decreased 11% sequentially to $12.6 million, primarily due to a decrease in in completion tools and products. U.S. land revenue increased 48% sequentially to $4.7 million, primarily due to an increase in demand for well control services.

Comparison of the Results of Operations for the Three Months Ended September 30, 2020 and 2019

For the three months ended September 30, 2020, our revenue was $166.9 million, a decrease of $189.6 million, or 53%, as compared to the same period in 2019. Net loss was $157.3 million, or a $10.61 loss per share. Included in the results for the three months ended September 30, 2020 was a pre-tax charge of $2.9 million related to the reduction in value of long-lived assets, $4.4 million for inventory write-down, $3.2 million for severance, and $25.7 million of expenses related to restructuring activities. This compares to a net loss for the three months ended September 30, 2019 of $38.4 million, or a $2.46 loss per share.

The following table compares our operating results for the three months ended September 30, 2020 and 2019 (in thousands, except percentages). Cost of revenues excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Revenues
	2020	2019	Change	%	2020	%	2019	%	Change
Drilling Products and
Services	$56,001	$111,185	$(55,184)	-50%	$23,714	42%	$38,663	35%	$(14,949)
Onshore Completion and
Workover Services	21,559	75,973	(54,414)	-72%	21,943	102%	61,338	81%	(39,395)
Production Services	56,355	98,787	(42,432)	-43%	46,115	82%	82,556	84%	(36,441)
Technical Solutions	33,013	70,640	(37,627)	-53%	24,461	74%	49,370	70%	(24,909)
Total	$166,928	$356,585	$(189,657)	-53%	$116,233	70%	$231,927	65%	$(115,694)

Operating Segments:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 50% to $56.0 million for the three months ended September 30, 2020, as compared to $111.2 million for the same period in 2019. Cost of services and rentals as a percentage of revenue increased to 42% of segment revenue for the three months ended September 30, 2020, as compared to 35% for the same period in 2019. Revenue from the U.S. land market areas decreased 78% primarily as a result of decreases in revenue from rentals of premium drill pipe, bottom hole assemblies, and accommodations. Revenue from the U.S. offshore market area decreased 23% primarily due to a decrease in revenue from rentals of premium drill pipe. Revenue from the international market areas decreased 37%, primarily due to a decrease in demand for rentals of premium drill pipe.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 72% to $21.6 million for the three months ended September 30, 2020, as compared to $76.0 million for the same period in 2019. All of this segment’s revenue is derived from the U.S. land market area. Cost of services and rentals as a percentage of revenue increased to 102% of segment revenue for the three months ended September 30, 2020, as compared to 81% for the same period in 2019. The decrease in revenue is primarily attributable to decreased activity in North America, where the average rig count decreased by 73% during the third quarter of 2020.

Production Services Segment

Revenue from our Production Services segment for the three months ended September 30, 2020 decreased by 43% to $56.4 million, as compared to $98.8 million for the same period in 2019. Cost of services and rentals as a percentage of revenue decreased to 82% of segment revenue for the three months ended September 30, 2020, as compared to 84% for the same period in 2019. Revenue from the U.S. land market area decreased 70%, primarily due to a decrease in coiled tubing and pressure control activities. Revenue from the international market areas decreased 17%, primarily due to a decrease in electric line activities. Revenue from the U.S. offshore market area decreased 64%, primarily due to a decrease in pressure control and slickline activities.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 53% to $33.0 million for the three months ended September 30, 2020, as compared to $70.6 million for the same period in 2019. Cost of services and rentals as a percentage of revenue increased to 74% of segment revenue for the three months ended September 30, 2020, as compared to 70% for the same period in 2019. Revenue from the U.S. land market area decreased 36%, primarily due to a decrease in demand for completion tools and products. Revenue from the international market areas decreased 44%, primarily due to a decrease in demand for well control services. Revenue derived from the U.S. offshore market area decreased 61% primarily due to a decrease in pressure control activities.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $35.2 million during the three months ended September 30, 2020 from $45.2 million during the same period in 2019. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $5.7 million, or 28%; for our Onshore Completion and Workover Services segment by $1.5 million, or 22%; and for our Production Services segment by $2.5 million, or 21%. Depreciation and amortization expense increased for our Technical Solutions segment by $0.1 million, or 2%. Depreciation expense for Corporate and Other decreased by $0.3 million, or 29%. The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated.

Restructuring Expense

Restructuring expense for the three months ended September 30, 2020 totaled $25.7 million. This amount includes all of the advisory and professional expenses related to our restructuring. Also included in this total is $15.6 million related to the RSA premium paid to certain Consenting Noteholders pursuant to the RSA.

Reduction in Value of Assets

The reduction in value of assets recorded during the three months ended September 30, 2020 was $2.9 million related to the reduction in value of long-lived assets within the Technical Solutions segment.

Income Taxes

Our effective income tax rate for the three months ended September 30, 2020 was a 5% expense, as compared to a 9% expense for the same period in 2019.

Discontinued Operations

Loss from discontinued operations, net of tax, was $58.0 million for the three months ended September 30, 2020, as compared to $17.9 million for the same period in 2019. Loss from discontinued operations includes reduction in value of assets of $60.2 million for the three months ended September 30, 2020. See Note 16 to our condensed consolidated financial statements in this Quarterly Report for further discussion of the discontinued operations.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2020 and 2019

For the nine months ended September 30, 2020, our revenue was $672.3 million, a decrease of $417.0 million, or 38%, as compared to the same period in 2019. Net loss was $301.9 million, or a $20.40 loss per share. Included in the results for the nine months ended September 30, 2020 was a pre-tax charge of $19.5 million primarily related to the reduction in value of long-lived assets, $11.8 million for inventory write-down and facility closures, $10.9 million primarily for severance, $12.0 million for merger-related transactions, and $27.0 million of expenses related to restructuring activities. This compares to a net loss for the nine months ended September 30, 2019 of $157.2 million, or a $10.09 loss per share.

The following table compares our operating results for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages). Cost of revenues excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Revenue
	2020	2019	Change	%	2020	%	2019	%	Change

Drilling Products and
Services	$227,344	$312,946	$(85,602)	-27%	$81,163	36%	$118,732	38%	$(37,569)
Onshore Completion and
Workover Services	103,957	273,727	(169,770)	-62%	98,774	95%	217,115	79%	(118,341)
Production Services	212,352	305,239	(92,887)	-30%	177,624	84%	240,855	79%	(63,231)
Technical Solutions	128,625	197,385	(68,760)	-35%	99,161	77%	124,810	63%	(25,649)
Total	$672,278	$1,089,297	$(417,019)	-38%	$456,722	68%	$701,512	64%	$(244,790)

Operating Segments:

Drilling Products and Services Segment

Revenue from our Drilling Products and Services segment decreased 27% to $227.3 million for the nine months ended September 30, 2020, as compared to $312.9 million for the same period in 2019. Cost of services and rentals as a percentage of revenue decreased to 36% of segment revenue for the nine months ended September 30, 2020, as compared to 38% for the same period in 2019. Revenue from the U.S. land market areas decreased 53% primarily as a result of decreases in revenue from rentals of premium drill pipe, bottom hole assemblies, and accommodations. Revenue from the U.S. offshore market area remained flat. Revenue from the international market areas decreased 14% primarily as a result of decreases in revenue from rentals of premium drill pipe.

Onshore Completion and Workover Services Segment

Revenue from our Onshore Completion and Workover Services segment decreased 62% to $104.0 million for the nine months ended September 30, 2020, as compared to $273.7 million for the same period in 2019. All of this segment’s revenue is derived from the U.S. land market area. Cost of services and rentals as a percentage of revenue increased to 95% of segment revenue for the nine months ended September 30, 2020, as compared to 79% for the same period in 2019. The decrease in revenue is primarily attributable to decreased activity in North America, where the average rig count decreased by 52% during the first nine months of 2020.

Production Services Segment

Revenue from our Production Services segment for the nine months ended September 30, 2020 decreased by 30% to $212.4 million, as compared to $305.2 million for the same period in 2019. Cost of services and rentals as a percentage of revenue increased to 84% of segment revenue for the nine months ended September 30, 2020, as compared to 79% for the same period in 2019. Revenue from the U.S. land market area decreased 54%, primarily due to a decrease in coiled tubing and pressure control activities. Revenue from the international market areas increased 2%, primarily due to an increase in cementing and stimulation activities offset by a decrease in electric line activities. Revenue from the U.S. offshore market area decreased 59%, primarily due to a decrease in hydraulic workover and snubbing and electric line activities. During the nine months ended September 30, 2020, we recorded $4.1 million in reduction in value of assets.

Technical Solutions Segment

Revenue from our Technical Solutions segment decreased 35% to $128.6 million for the nine months ended September 30, 2020, as compared to $197.4 million for the same period in 2019. Cost of services and rentals as a percentage of revenue increased to 77% of segment revenue for the nine months ended September 30, 2020, as compared to 63% for the same period in 2019. Revenue from the U.S. land market area decreased 57%, primarily due to a decrease in demand for well control services. Revenue from the international market areas decreased 37%, primarily due to a decrease in activity within our well control division. Revenue derived from the U.S. offshore market area decreased 26%, primarily due to a decrease in activity within our well control division and completion tools and products. During the nine months ended September 30, 2020, we recorded $15.4 million in reduction in the value of assets.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $113.3 million during the nine months ended September 30, 2020 from $152.8 million during the same period in 2019. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $16.6 million, or 26%; for our Onshore Completion and Workover Services segment by $10.8 million, or 39%; for our Production Services segment by $8.8 million, or 22% and for our Technical Solutions segment by $2.5 million, or 15%. Depreciation expense for Corporate and Other decreased by $0.8 million, or 21%. The decrease in depreciation, depletion, amortization and accretion is primarily due to assets becoming fully depreciated.

Restructuring Expense

Restructuring expense for the nine months ended September 30, 2020 totaled $27.0 million. This amount includes all of the advisory and professional expenses related to our restructuring. Also included in this total is $15.6 million related to the RSA premium paid to certain Consenting Noteholders pursuant to the RSA.

Reduction in Value of Assets

During the nine months ended September 30, 2020, the Company recorded $19.5 million in connection with the reduction in value of its long-lived assets. The reduction in value of assets was comprised of $4.1 million and $15.4 million related to property, plant and equipment in the Production Services segment and the Technical Solutions segment, respectively. The reduction in value of assets recorded during the nine months ended September 30, 2019 included $17.1 million, primarily related to the reduction in value of long-lived assets within the Onshore Completion and Workover Services and Technical Solutions segments.

Income Taxes

Our effective income tax rate for the nine months ended September 30, 2020 was a 6% benefit, as compared to a 12% expense for the same period in 2019. The effective tax rate for the nine months ended September 30, 2020 was primarily impacted by the filing of the carryback claim under the CARES Act.

Discontinued Operations

Loss from discontinued operations, net of tax, was $111.4 million for the nine months ended September 30, 2020 as compared to $85.6 million for the same period in 2019. Loss from discontinued operations includes reduction in value of assets of $109.6 million and $23.8 million for the nine months ended September 30, 2020 and 2019, respectively. See Note 16 to our condensed consolidated financial statements for further discussion of the discontinued operations.

Liquidity and Capital Resources

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Certain sources and uses of cash, such as our level of discretionary capital expenditures and divestitures of non-core assets, are within our control and are adjusted as necessary based on market conditions.

Also impacting our liquidity is the state of the global economy, which impacts oil and natural gas consumption. The COVID-19 pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. As a result, there has been a significant reduction in demand for, and the prices of, crude oil and natural gas. The COVID-19 pandemic, together with other dynamics in the marketplace, has recently significantly increased borrowing costs and, in certain cases, restricted the ability of borrowers to access the capital markets and other sources of financing.

As a result, the COVID-19 pandemic created significant challenges that materialized in the first quarter of 2020 and continue to affect us. These include, but are not limited to, slower collections from customers, pricing pressure from customers, and pressure from suppliers to shorten payment terms or lower credit limits. In order to maintain our liquidity at levels we believed would be sufficient to meet our commitments, we undertook a number of actions, including minimizing capital expenditures and further reducing our recurring operating expenses. Ultimately, we concluded, even after taking these actions, we would not have sufficient liquidity to satisfy our debt service obligations as they came due. As a result, on September 29, 2020 we entered into the RSA which contemplates that the Debtors will file the Chapter 11 Cases and discharge all amounts outstanding under the Debtors’ Prepetition Notes.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity during the period covered by this report have been cash and cash equivalents, cash generated from operations and proceeds from divestiture of non-core assets. As of September 30, 2020, we had cash, cash equivalents and restricted cash of $288.0 million and had approximately $265 million of cash, cash equivalents and restricted cash at the end of October 2020. During the nine months ended September 30, 2020, the net cash provided by operating activities was $18.6 million. During the nine months ended September 30, 2020, we received $44.1 million in cash proceeds from the divestiture of non-core assets.

At September 30, 2020, the borrowing base on our asset-based revolving credit facility was $97.3 million and we had $48.5 million of letters of credit outstanding that reduced our borrowing availability under the revolving credit facility. We reduced the amount of letters of credit issued through the credit facility by using $52.4 million to cash collateralize surety and other obligations in lieu of issuing letters of credit. We also deposited $25 million in an account under the lenders’ control to further secure our obligations under the revolving credit facility. At September 30, 2020, we had no borrowings outstanding on our revolving credit facility.

We believe our cash flow from operations, letter of credit capacity under a potential debtor in possession asset-based credit facility and cash on hand will provide sufficient liquidity during the Chapter 11 Cases.

We believe that our ability to continue as a going concern is contingent on filing the Chapter 11 Cases and the Bankruptcy Court’s approval of the Plan and our ability to successfully implement the Plan and obtain exit financing, among other factors. While operating as debtors-in-possession during the pendency of the Chapter 11 Cases, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, the Plan if confirmed, could materially change the amounts and classifications of assets and liabilities reported in the condensed consolidated financial statements of this Quarterly Report.

Uses of Liquidity

Our primary uses of liquidity during the period covered by this Quarterly Report were support for our operating activities, restructuring activities, debt service obligations and capital expenditures. We have incurred, and expect to continue to incur significant costs associated with the Chapter 11 Cases, including fees for legal, financial and restructuring advisors to the Company, and certain of our creditors. Therefore, our ability to obtain confirmation of the Plan in a timely manner is critical to ensuring our liquidity is sufficient during the Chapter 11 Cases. We incurred $27.0 million in restructuring expenses during the nine months ended September 30, 2020. These expenses include $15.6 million related to the RSA premium payable to certain Consenting Noteholders pursuant to the RSA and advisory and professional fees relating to the Chapter 11 Cases. Also related to the RSA is $11.7 million of fees in consideration for the commitment by the Backstop Commitment Parties to provide the Delayed-Draw Term Loan Facility upon our emergence from bankruptcy. We spent $37.4 million of cash on capital expenditures and made $71.2 million of net interest payments during the nine months ended September 30, 2020. Capital expenditures of $17.2 million primarily related to the expansion and maintenance of our equipment inventory for our Drilling Products and Services segment, capital expenditures of $12.6 million primarily related to the expansion and maintenance of equipment inventory at our Production Services segment and the remaining $7.6 million of capital expenditures primarily related to the maintenance of our equipment for our Onshore Completion and Workover Services and Technical Solutions segments.

During the remainder of 2020, we expect to limit additional capital spending to no more than $12.5 million to meet our target of no more than $50.0 million in capital expenditures for 2020. We also plan to adjust our capital spending as necessary in order to adhere to the terms of the RSA and restrictions stemming from the Bankruptcy Court. However, there can be no assurance that we will be able to successfully accomplish the Bankruptcy Filing and implement the Plan.

Debt Instruments

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

The commencement of the Chapter 11 Cases will constitute an event of default under our credit facility and the indentures governing our unsecured notes. However, any efforts to enforce such payment obligations under the credit facility and unsecured notes will be automatically stayed as a result of the Bankruptcy Filing and the creditors’ rights of enforcement will be subject to the applicable provisions of the Bankruptcy Code. For more information on the Chapter 11 Cases, see Note 1 of the notes to our condensed consolidated financial statements included in Part I, Item 1, “Financial Statements – Note 1 – Basis of Presentation” of this Quarterly Report.

Other Matters

Off-Balance Sheet Arrangements and Hedging Activities

At September 30, 2020, we had no off-balance sheet arrangements and no hedging contracts.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes. At September 30, 2020, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At September 30, 2020, we had no variable rate debt outstanding.

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

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)

Changes in internal control.  There was no change in our internal control over financial reporting during the three months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal actions incidental to our business. The outcome of these proceedings is not predictable. See Part I, Item 1, “Financial Statements – Note 14 – Contingencies.”

For more information on the Chapter 11 Cases, see Part I, Item 1, “Financial Statements – Note 1 – Basis of Presentation” and Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1A. Risk Factors

For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 (the Annual Report) and Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 (the Quarterly Reports). There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report and Quarterly Reports, except as set forth below.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this report or elsewhere. The following information should be read in conjunction with the condensed consolidated financial statements and related notes herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

If we make the Bankruptcy Filing, the Chapter 11 Cases may have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, the consummation of the Plan will result in the cancellation and exchange of our equity securities, including our common stock.

If we make the Bankruptcy Filing, the Chapter 11 Cases could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows. During the pendency of the Chapter 11 Cases, our management may be required to spend a significant amount of time and effort dealing with restructuring matters rather than focusing exclusively on our business operations. Bankruptcy Court protection and operating as debtors-in-possession may also make it more difficult to retain management and the key personnel necessary for the success of our business. In addition, during the pendency of the Chapter 11 Cases, our customers might lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships, renegotiate the terms of our agreements, terminate their relationships with us or require financial assurances from us. Customers may lose confidence in our ability to provide them the level of service they expect, which may result in a significant decline in our revenues, profitability and cash flow.

Other significant risks include or relate to the following:

•the effects of the filing of the Chapter 11 Cases on our business and the interests of various constituents, including our stockholders;

•Bankruptcy Court rulings in the Chapter 11 Cases, including with respect to relief requested by both the Debtors and non-Debtor parties;

•our ability to operate within the restrictions and the liquidity limitations of a potential debtor in possession asset-based credit facility (the DIP Credit Facility) and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 Cases;

•our ability to maintain strategic control as debtors-in-possession during the pendency of the Chapter 11 Cases;

•the length of time that we will operate with Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;

•increased advisory costs during the pendency of the Chapter 11 Cases;

•the risks associated with restrictions on our ability to pursue some of our business strategies during the pendency of the Chapter 11 Cases;

•our ability to satisfy the conditions precedent to consummate a Plan;

•the potential adverse effects of the Chapter 11 Cases on our business, cash flows, liquidity, financial condition and results of operations;

•the ultimate outcome of the Chapter 11 Cases in general;

•the cancellation of our existing equity securities, including our outstanding shares of common stock, in the Chapter 11 Cases;

•the potential material adverse effects of claims that are not discharged in the Chapter 11 Cases;

•uncertainties regarding the reactions of our customers, prospective customers and service providers to the Chapter 11 Cases;

•uncertainties regarding our ability to retain and motivate key personnel; and

•uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we provide any assurance as to our ability to continue as a going concern.

If we file the Chapter 11 Cases, realization of assets and liquidation of liabilities will be subject to uncertainty.

If we make the Bankruptcy Filing, delays in the Chapter 11 Cases may increase the risk of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the Chapter 11 Cases.

There can be no assurance that the Plan will become effective in accordance with its terms on the timeline we anticipate, or at all if we make the Bankruptcy Filing. Prolonged Chapter 11 proceedings could adversely affect our relationships with customers and employees, among other parties, which in turn could adversely affect our business, competitive position, financial condition, liquidity and results of operations and our ability to continue as a going concern. A weakening of our financial condition, liquidity and results of operations could adversely affect our ability to implement the Plan (or any other Chapter 11 plan). If we are unable to consummate the Plan, we may be forced to liquidate our assets.

If we make the Bankruptcy Filing, we will be subject to the risks and uncertainties associated with our exclusive right to file a plan of reorganization.

At the outset of a Chapter 11 case, the Bankruptcy Code provides debtors-in-possession the exclusive right to file and solicit acceptance of a plan of reorganization for the first 120 days of the bankruptcy case, subject to extension at the discretion of the court. All other parties are prohibited from filing or soliciting a plan of reorganization during this period. If the Bankruptcy Court terminates that right or the exclusivity period expires, there could be a material adverse effect on our ability to achieve confirmation of a plan in order to achieve our stated goals in the event we make the Bankruptcy Filing. The possible decision of creditors and/or other third parties, whose interest may be inconsistent with our own, to file alternative plans of reorganization could further protract the Chapter 11 Cases, leading us to continue to incur significant professional fees and costs. Because of these risks and uncertainties associated with the termination or expiration of such exclusivity rights, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 Cases may have on our corporate or capital structure.

Adverse publicity in connection with the proposed Chapter 11 Cases or otherwise could negatively affect our businesses.

Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the proposed Chapter 11 Cases, may negatively impact our efforts to establish and promote a positive image after emergence from the Chapter 11 Cases.

The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.

There are certain material conditions we must satisfy under the RSA, including the timely satisfaction of milestones in the Chapter 11 Cases, which include the consummation of the transactions contemplated by the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties, many of which are beyond our control.

Even if we file the Chapter 11 Cases, the Plan may not become effective.

Even if we file the Chapter 11 Cases and the Plan is confirmed by the Bankruptcy Court, it may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control). There can be no assurance that such conditions will be satisfied and, therefore, that the Plan will become effective and that the Debtors will emerge from the Chapter 11 Cases as contemplated by the Plan. If the effective date of the Plan is delayed, the Debtors may not have sufficient cash available to operate their businesses. In that case, the Debtors may need new or additional post-petition financing, which may increase the cost of consummating the Plan. There can be no assurance of the terms on which such financing may be available or if such financing will be available.

Even if we file the Chapter 11 Cases and a Chapter 11 Plan is consummated, we may not be able to achieve our stated goals.

Even if a Chapter 11 Plan is consummated, we may continue to face a number of risks, such as changes in economic conditions, changes in our industry, changes in demand for our services and increasing expenses. Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the transactions under a Chapter 11 Plan will close. As a result of these and other risks, we cannot guarantee that if we file the Chapter 11 Cases that a Chapter 11 Plan will achieve our stated goals.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund our ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and other costs throughout the Chapter 11 Cases in the event they are filed. We cannot assure you that cash on hand, letters of credit under a potential DIP Credit Facility, and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases, if filed.

The Debtors expect to incur senior secured obligations under the DIP Credit Facility after making the Bankruptcy Filing. Upon entry of the interim order in respect of the DIP Credit Facility, letters of credit under the Prepetition Credit Agreement are expected to be deemed to be outstanding letters of credit under the DIP Credit Facility and are expected to be permitted to be extended or renewed. Upon entry of the final order in respect of the DIP Credit Facility the Borrower is also expected to be able to request issuances of new letters of credit under the DIP Credit Facility, subject to its terms and conditions.

Upon our exit from bankruptcy, the DIP Credit Facility is expected to convert into an asset-based revolving credit facility (the Exit ABL Facility). Upon conversion into the Exit ABL Facility, letters of credit under the DIP Credit Facility are expected to be deemed to be letters of credit outstanding under the Exit ABL Facility.

If we make the Bankruptcy Filing, our liquidity, including our ability to meet our ongoing operational obligations, depends on, among other things: (1) our ability to comply with the terms and conditions of any order governing the use of cash collateral that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (2) our ability to maintain adequate cash on hand, (3) our ability to generate cash flow from operations, (4) our ability to consummate the Plan or other alternative restructuring transaction, (5) the cost, duration and outcome of the Chapter 11 Cases, (6) our ability to access credit support in the form of letters of credit under the DIP Credit Facility and (7) our ability to access capital under the Exit ABL Facility and/or the Delayed-Draw Term Loan Facility upon our emergence from bankruptcy.

Under certain limited circumstances, the Chapter 11 Cases may be converted to cases under Chapter 7 of the Bankruptcy Code.

If we make the Bankruptcy Filing, upon a showing of cause, the Bankruptcy Court may convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a plan of reorganization because of: (1) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern; (2) additional administrative expenses involved in the appointment of a Chapter 7 trustee; and (3) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of executory contracts in connection with a cessation of operations.

If we file the Chapter 11 Cases, our historical financial information may not be indicative of our future performance, which may be volatile.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. We also will be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our historical consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, if we make the Bankruptcy Filing, which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims against the Debtors that arise prior to the Petition Date or before consummation of the Plan (i) would be subject to compromise and/or treatment under the Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Plan. Subject to the terms of the Plan and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to the Plan could be asserted against the reorganized entities and may have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations on a post-reorganization basis.

The Chapter 11 Cases will limit the flexibility of our management team in running our business.

If we make the Bankruptcy Filing, we will operate our businesses as debtor-in-possession under supervision by the Bankruptcy Court during the pendency of the Chapter 11 Cases, and we will be required to obtain the approval of the Bankruptcy Court, and in some cases certain lenders, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the various creditors’ committees and other parties-in-interest and one or more hearings. The creditors’ committees, if any, and other parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events if we make the Bankruptcy Filing. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction during bankruptcy proceedings, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

The pursuit of the RSA and the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may experience increased levels of employee attrition as a result of the restructuring.

As the Chapter 11 Cases progress, our management will be required to spend a significant amount of time and effort focusing on the Chapter 11 Cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

As a result of the restructuring, we have experienced employee attrition, and during the pendency of the Chapter 11 Cases, our employees may face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Further, our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the expected Chapter 11 Cases will be limited by certain restrictions on the implementation of incentive programs under the Bankruptcy Code.

Upon emergence from bankruptcy, the composition of our Board of Directors will change.

Our Board of Directors is expected to be replaced following the potential Chapter 11 Cases. Any new directors may have different backgrounds, experiences and perspectives from those individuals who currently serve on our Board of Directors and, thus, may have different views on the issues that will determine the future of our company. As a result, our future strategy and plans may differ materially from those of the past.

Trading in our common stock prior to and during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks.

All of our indebtedness is senior to the existing common stock in our capital structure. The RSA contemplates that our existing equity interests will be canceled in connection with the Chapter 11 Cases. Accordingly, any trading in our common stock prior to and during the pendency of the proposed Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock.

Our common stock may become subject to the associated risks of trading in an over-the-counter market.

Since September 18, 2020, our common stock has been trading on the OTCQX Marketplace maintained by the OTC Markets Group, Inc. under the symbol “SPNX.” Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, due to factors such as a reduction in the number of investors that will consider investing in the securities and the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained. In addition to those factors, the market for the outstanding shares of our common stock has been adversely affected by the provisions of the RSA that contemplate that our existing equity interests will be cancelled in connection with the Chapter 11 Cases. We can provide no assurance that our common stock will continue to trade on the OTCQX Marketplace, whether broker-dealers will continue to provide public quotes of our common stock on that market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue to be provided on that market in the future.

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

Management expects industry activity levels and spending by customers to remain depressed at least throughout the remainder of 2020 and into 2021 as demand destruction from the COVID-19 pandemic continues. We believe that the well-known impacts described above and other potential impacts include, but are not limited to, the following:

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

At this time, it is not possible to quantify these risks, but the combination of these factors could have a further material impact on our financial results. The ultimate extent to which the COVID-19 pandemic adversely affects our business, financial condition, results of operation and liquidity will depend on future developments, which are highly uncertain and cannot be predicted. These future developments include, but are not limited to, the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. Disruptions and/or uncertainties related to the COVID-19 pandemic for a sustained period of time will result in, and have resulted to date in, delays or modifications to our strategic plans and initiatives and will hinder our ability to achieve our strategic goals. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the COVID-19 pandemic, will likely have the effect of heightening many of the other risks described in the “Risk Factors” section included in the Annual Report, as those risk factors are amended or supplemented by subsequent Quarterly Reports on Form 10-Q and other reports and documents filed with the SEC.

Potential changes to Bureau of Ocean Energy Management security and bonding requirements could impact our operating cash flows and results of operations.

Federal oil and natural gas leases contain standard terms and require compliance with detailed Bureau of Safety and Environmental Enforcement (BSEE) and BOEM regulations and orders issued pursuant to various federal laws, including the Outer Continental Shelf Lands Act. In 2016 BOEM undertook a review of its historical policies and procedures for determining a lessee’s ability to decommission platforms on the Outer Continental Shelf (OCS) and whether lessees should furnish additional security, and in July 2016, BOEM issued a new Notice to Lessees requiring additional security for decommissioning activities. In January 2017, BOEM extended the implementation timeline for properties with co-lessees by an additional six months, and in June 2017 announced that the Notice to Lessees would be stayed while BOEM continued to review its implementation issues and continued industry engagement to gather additional information on the financial assurance program.

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

On September 17, 2020, BOEM issued a proposed rule addressing OCS oil and gas decommissioning costs (BOEM-2018-0033). The proposed rule contains updated criteria for determining decommissioning costs. Under the proposed rule, BOEM would only require additional security when (1) a lessee or grant holder poses a substantial risk of becoming financially unable to meet its obligations; (2) there is no co-lessee, co-grant holder or predecessor that is liable for those obligations with sufficient financial capacity; and (3) the property is at or near the end of its productive life. BSEE would typically issue orders to predecessors in title in a reverse chronological order. The proposed rule would also require that a party appealing any final decommissioning decision or order provide a surety bond to ensure that funding for decommissioning is available if the order is affirmed and the liable party then defaults. The comment period for the proposed rule is expected to close on December 15, 2020. Based on the proposed framework, BOEM estimates its amount of financial assurance would decrease from $3.3 billion to $3.1 billion, although BOEM expects the rule would provide greater protection as the financial assurance would be focused on the riskiest properties.

We cannot predict when these laws and regulations may be adopted or change in the future, particularly in connection with a potential transition of presidential administrations. If BOEM ultimately issues a formal order and we are unable to obtain the additional required bonds or assurances, BOEM may suspend or cancel operations at the oil and gas property or otherwise impose monetary penalties. Any of these actions could have a material adverse effect on our financial condition, operating cash flows and liquidity.

Moreover, under existing BOEM and BSEE rules relating to assignment of offshore leases and other legal interests on the OCS, assignors of such interests may be held jointly and severally liable for decommissioning of OCS facilities existing at the time the assignment was approved by BOEM, in the event that the assignee or any subsequent assignee is unable or unwilling to conduct required decommissioning.

From 2003 until 2008 we were engaged through a wholly-owned subsidiary in the acquisition of mature shelf oil and gas properties, and we provided parent guarantees for this subsidiary’s acquisitions. While we have sold our equity interest in the subsidiary, our parent guarantees could expose us to material costs for decommissioning liabilities in the event subsequent lessors fail to meet their decommissioning obligations and liability is imposed on the predecessor in title for which we provided a parent guarantee. Such payments could be significant and adversely affect our business, results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Our proposed Bankruptcy Filing described above would constitute an event of default that accelerate our obligations under our senior credit facility and our unsecured notes. Under the Bankruptcy Code, if we make the Bankruptcy Filing, the creditors under these debt agreements will be stayed from taking any action against us as a result of an event of default after such filing. See Note 1 to the unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements – Note 1 – Basis of Presentation” for additional details about our anticipated Bankruptcy Filing and the Chapter 11 Cases.

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

10.2

Restructuring Support Agreement, dated September 29, 2020, by and among Superior Energy Services, Inc., certain direct and indirect wholly-owned domestic subsidiaries of Superior Energy Services, Inc. and the noteholders party thereto. (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed September 30, 2020 (File No. 001-34037)).

10.3

Delayed-Draw Term Loan Commitment Letter (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed September 30, 2020 (File No. 001-34037)).

10.4	Form of Award Agreement (incorporated herein by reference to Exhibit 10.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed September 30, 2020 (File No. 001-34037)).
10.5

Second Amendment to Restructuring Support Agreement, dated October 22, 2020, by and among Superior Energy Services, Inc., certain direct and indirect wholly-owned domestic subsidiaries of Superior Energy Services, Inc. and the noteholders party thereto (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed October 28, 2020 (File No. 001-34037)).

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

SUPERIOR ENERGY SERVICES, INC.

		By:	/s/ Westervelt T. Ballard, Jr.
Westervelt T. Ballard, Jr. Executive Vice President, Chief Financial Officer and Treasurer

		By:	/s/ James W. Spexarth
James W. Spexarth
Chief Accounting Officer

Date:	November 6, 2020