Form 10-K
period 2020-12-31
SUPERIOR ENERGY SERVICES INC
filed 2021-03-26
CIK 886835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________________________________________

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from ________ to _______

Commission File No. 001-34037

Commission Company Name: SUPERIOR ENERGY SERVICES INC

______________________________________________________________________________________________

SUPERIOR ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2379388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1001 Louisiana Street, Suite 2900
Houston, TX	77002
Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 654-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
None	N/A	None

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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

There is no market for the registrant’s securities.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒   No ☐

At March 24, 2021 there were 19,967,898 shares of the registrant’s Class A Common Stock outstanding.

______________________________________________________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K for

the Fiscal Year Ended December 31, 2020

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other documents filed by us with the Securities and Exchange Commission (the SEC) contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements other than statements of historical fact included in this Annual Report on Form 10-K or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

•risks and uncertainties regarding the voluntary petitions for relief filed by the Affiliate Debtors (as defined below) on December 7, 2020 (the Chapter 11 Cases) under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of Texas Houston Division (the Bankruptcy Court), including but not limited to: the continuing effects of the Chapter 11 Cases on us and our various constituents; attendant risks associated with restrictions on our ability to pursue our business strategies; uncertainty and continuing risks associated with our ability to achieve our stated goals;

•the likelihood that our historical financial information may no longer be indicative of our future performance; and our implementation of fresh start accounting;

•the difficulty to predict our long-term liquidity requirements and the adequacy of our capital resources;

•restrictive covenants in the $120.0 million asset-based secured revolving credit facility (the Credit Facility) could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests;

•the possibility that our new Board of Directors may have a different strategy and plan for our future;

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

•the ability of the members of Organization of Petroleum Exporting Countries (OPEC+) to agree on and to maintain crude oil price and production controls;

•necessary capital financing may not be available at economic rates or at all;

•operating hazards, including the significant possibility of accidents resulting in personal injury or death, or property damage for which we may have limited or no insurance coverage or indemnification rights;

•the possibility of not being fully indemnified against losses incurred due to catastrophic events;

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

•the likelihood that the interests of our significant stockholders may conflict with the interests of our other stockholders;

•the risks associated with owning our Class A Common Stock, par value $0.01 per share (the Class A Common Stock), for which there is no public market; and

•the likelihood that the Stockholders Agreement (as defined below) may prevent certain transactions that could otherwise be beneficial to our stockholders.

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

Recent Developments

Voluntary Reorganization Under Chapter 11 of the U.S. Bankruptcy Code

On December 4, 2020, Superior Energy Services, Inc. (the Former Parent, which is now known as SESI Holdings, Inc.) and certain of its direct and indirect wholly-owned domestic subsidiaries (together with the Former Parent, the Affiliate Debtors) entered into an Amended and Restated Restructuring Support Agreement (the Amended RSA) that amended and restated in its entirety the Restructuring Support Agreement (the RSA), dated September 29, 2020, with certain holders of SESI, L.L.C.’s (SESI) outstanding (i) 7.125% senior unsecured notes due 2021 (the 7.125% Notes) and (ii) 7.750% senior unsecured notes due 2024 (the 7.750% Notes). The parties to the Amended RSA agreed to the principal terms of a proposed financial restructuring of the Affiliate Debtors, which was implemented through the Plan (as defined below).

On December 7, 2020, the Affiliate Debtors filed the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court, and, in connection therewith, the Affiliate Debtors filed with the Bankruptcy Court the proposed Joint Prepackaged Plan of Reorganization under the Bankruptcy Code (as amended, modified or supplemented from time to time, the Plan). On January 19, 2021, the Bankruptcy Court entered an order, Docket No. 289, confirming and approving the Plan (the Confirmation Order). On February 2, 2021 (the Effective Date), the conditions to effectiveness of the Plan were satisfied or waived and we emerged from Chapter 11.

In addition, pursuant to the Plan, among other things:

•Administrative expense claims, priority tax claims, other priority claims, and other secured claims will be or have been paid in full in the ordinary course (or receive such other treatment rendering such claims unimpaired);

•General unsecured creditors for the Affiliate Debtors remained unimpaired and received payment in cash, in full, in the ordinary course;

•Each holder of a Former Parent guarantee received its pro rata share of a $125,000 parent recovery cash pool;

•Eligible holders of the claims arising as a result of holding either the 7.125% Notes or the 7.750% Notes against the Affiliate Debtors received their pro rata share of:

•A payment equal to 2% of the principal amount of 7.125% Notes or 7.750% Notes held by all holders who did not opt of receiving a cash payout; or

•solely to the extent that such a holder timely and validly elected to opt out of receiving the cash payout, (A) 100% of the Class A Common Stock issued and outstanding on the Effective Date, subject to dilution, and (B), to the extent such holder was an “accredited investor” or “qualified institutional buyer” within the meaning of the SEC’s rules, subscription rights to participate in an equity rights offering (the Equity Rights Offering); and

•The Affiliate Debtors conducted the Equity Rights Offering through an offering of subscription rights for the purchase of Class A Common Stock on a pro rata basis, as described below.

As a result of certain related internal restructurings, effective as of the Effective Date, the entity now known as Superior Energy Services, Inc. became the successor reporting company to the Former Parent pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the Exchange Act).

The costs of our efforts to restructure our capital, prior to and during the Chapter 11 Cases, along with all other costs incurred in connection with the Chapter 11 Cases, have been significant. During 2020, the Former Parent incurred $47.1 million of such costs prior to the commencement of the Chapter 11 Cases and $21.6 million during the pendency of the Chapter 11 Cases.

On the Effective Date, pursuant to the terms of the Plan, we filed an Amended and Restated Certificate of Incorporation (the Certificate of Incorporation) and a Certificate of Amendment of Amended and Restated Certificate of Incorporation (the Certificate of Amendment).

Also, on the Effective Date, and pursuant to the terms of the Plan, we adopted the Amended and Restated Bylaws (the Bylaws). The descriptions of the Certificate of Incorporation and the Bylaws are qualified in their entirety by reference to the full texts of the Certificate of Incorporation, Bylaws, and Certificate of Amendment which are incorporated by reference herein.

Credit Facility

On the Effective Date, pursuant to the Plan, the Former Parent and SESI entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and letter of credit issuers named therein providing for the Credit Facility, all of which is available for issuing letters of credit. On the Effective Date, the Credit Facility replaced the Senior Secured Debtor-in-Possession Credit Facility (the DIP Credit Facility) and approximately $46.6 million of undrawn letters of credit outstanding under the former DIP Credit Facility were deemed outstanding under the Credit Facility. All accrued and unpaid fees and other amounts outstanding thereunder were paid in full as well. The Credit Facility will mature on December 9, 2024. The borrowing base under the Credit Facility is determined by reference to SESI’s and the subsidiary guarantors’ billed and unbilled eligible accounts receivable, eligible inventory, until the earlier of December 9, 2022 and the Former Parent and its wholly-owned subsidiaries’ unrestricted cash being less than $75 million, eligible premium rental drill pipe and, so long as there are no loans outstanding at such time, certain cash of SESI and the subsidiary guarantors, less reserves established by the administrative agent in its permitted discretion.

Availability under the Credit Facility will be the lesser of (i) the commitments and (ii) the borrowing base. Subject to certain conditions, upon request and with the consent of the participating lenders, the total commitments under the Credit Facility may be increased to $170.0 million. SESI’s obligations under the Credit Facility are guaranteed by the Former Parent and all of SESI’s material domestic subsidiaries and secured by substantially all of the Former Parent’s, SESI’s and the subsidiary guarantors’ assets, other than real property.

Any borrowings under the Credit Facility will bear interest, at SESI’s option, at either an adjusted LIBOR rate plus an applicable margin ranging from 3.00% to 3.50% per annum, or an alternate base rate plus an applicable margin ranging from 2.00% to 2.50% per annum, in each case on the basis of the consolidated fixed charge coverage ratio. In addition, SESI is required to pay (i) a letter of credit fee, (ii) to the issuing lender of each letter of credit, a fronting fee and (iii) commitment fees.

The Credit Facility requires compliance with various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Facility also requires compliance with a fixed charge coverage ratio of 1.0 to 1.0 if (a) an event of default has occurred and is continuing or (b) availability under the Credit

Facility is less than the greater of $20.0 million or 15% of the lesser of the aggregate commitments and the borrowing base. The covenants and other restrictions of the Credit Facility significantly restrict the ability to incur borrowings other than letters of credit.

The foregoing description of the Credit Facility is a summary only and is qualified in its entirety by reference to the Credit Facility agreement evidencing it, which is incorporated herein by reference.

DDTL Commitment Letter

On the Effective Date, that certain Commitment Letter, dated as of September 29, 2020, with certain consenting noteholders terminated in accordance with its terms upon the effectiveness of the Credit Facility without the establishment of the delayed-draw term loan facility.

Stockholders Agreement

On the Effective Date, in order to implement the governance related provisions reflected in the Plan, the Stockholders Agreement (the Stockholders Agreement) was executed, to provide for certain governance matters. Other than obligations related to Confidential Information (as defined in the Stockholders Agreement), the rights and preferences of each stockholder under the Stockholders Agreement will terminate when such stockholder ceases to own any shares of Class A Common Stock.

The foregoing description of the Stockholders Agreement is qualified in its entirety by the full text of the document, which is incorporated herein by reference.

Resignation of Executive Officers

On March 22, 2021, the Company announced the resignation of David D. Dunlap, President and Chief Executive Officer and a member of the Board of Directors, and Westervelt T. Ballard, Jr., Executive Vice President, Chief Financial Officer and Treasurer. Neither of the resignations resulted from any disagreement with the Company regarding any matter related to the Company’s operations, policies, or practices. Michael Y. McGovern, the Chairman of the Company's Board of Directors, was appointed as Executive Chairman of the Board of Directors and assumed the functions of the Company's principal executive officer, and James W. Spexarth, the Company’s Chief Accounting Officer, has been appointed interim Chief Financial Officer.

Departure and Appointment of Directors

Pursuant to the Plan, as of the Effective Date, the following directors ceased to serve on the Former Parent’s board of directors: Terence E. Hall, Peter D. Kinnear, Janiece M. Longoria, Michael M. McShane, James M. Funk and W. Matt Ralls. All officers immediately prior to the Effective Date were retained in their existing positions upon the Effective Date, subject to the terms of the Plan.

Pursuant to the Plan and the Stockholders Agreement, our current Board of Directors consists of the following six members:

•Joseph Citarrella

•Daniel E. Flores

•Michael Y. McGovern

•Julie J. Robertson

•Krishna Shivram

•Timothy J. Winfrey

Senior Notes

As part of the transactions undertaken pursuant to the Plan, the record holders of certain of the 7.125% Notes and the 7.750% Notes contributed all of their allowed claims described in the Plan in exchange for either (i) a cash payout to be entirely funded by an equity rights offering in connection with the Plan discussed elsewhere in this Annual Report on Form 10-K (the Equity Rights Offering), or (ii) shares of the Class A Common Stock. On the Effective Date, all outstanding obligations under the 7.125% Notes and the 7.750% Notes, were cancelled, and the applicable agreements governing such obligations were terminated. Furthermore, all existing shares of common stock of the Former Parent were cancelled pursuant to the Plan, and we are in the process of issuing shares of Class A Common Stock to such noteholders, subject to dilution on account of the Class B Common Stock to be issued to our management under a management equity incentive plan. The Class A Common Stock issued to such holders is exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 1145 of the Bankruptcy Code (which generally exempts from such registration requirements the issuance of securities under a plan of reorganization).

Prior to the Effective Date, the Equity Rights Offering was completed in accordance with the Plan, which resulted in the issuance of 735,189 shares of Class A Common Stock. The Class A Common Stock issued in the Equity Rights Offering was exempt from registration under the Securities Act pursuant to section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

COVID-19 Pandemic and Market Conditions

Our operations continue to be disrupted due to the circumstances surrounding the COVID-19 pandemic. The significant business disruption resulting from the COVID-19 pandemic has impacted customers, vendors and suppliers in all geographical areas where we operate. The closure of non-essential business facilities and restrictions on travel put in place by governments around the world have significantly reduced economic activity. Also, the COVID-19 pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Additionally, recognized health risks associated with the COVID-19 pandemic have altered the policies of companies operating around the world, resulting in these companies instituting safety programs similar to what both domestic and international governmental agencies have implemented, including stay at home orders, social distancing mandates, and other community oriented health objectives. We are complying with all such ordinances in our operations across the globe. Management believes it has proactively addressed many of the known operational impacts of the COVID-19 pandemic to the extent possible and will strive to continue to do so, but there can be no guarantee the measures will be fully effective.

Furthermore, the oil and gas industry experienced unprecedented price disruptions during 2020, which are continuing in 2021, due in part to significantly decreased demand as a result of the COVID-19 pandemic, as activity declined in the face of depressed crude oil pricing. The U.S. oil and gas rig count fell by more than 50% in the second half of 2020. The number of oil and gas rigs outside of the U.S. and Canada fell by more than 25% in the second half of 2020 to an average of 697 rigs from 954 rigs in the first half of 2020. These market conditions have significantly impacted our business, with 2020 revenue decreasing to $851.3 million, as compared to $1,425.4 million in 2019, or 40%. As customers continue to revise their capital budgets in order to adjust spending levels in response to lower commodity prices, we have experienced significant pricing pressure for our products and services.

Low oil prices and industry volatility are likely to continue through the near and long-term. The recent widespread escalation of COVID-19 cases remains a significant factor impacting oil demand. Vaccination campaigns are underway; however, several regions, including areas of the United States, have been and continue to deal with a rebound in the pandemic resulting in tighter mobility constraints and less travel. There is also concern about whether vaccines will be effective against different strains of the virus that have developed and may develop in the future.

As the global outbreak of the COVID-19 pandemic continues to evolve, management expects it to continue to materially and adversely affect our revenue, financial condition, profitability, and cash flow for an indeterminate period of time. We will continue to take certain actions to address challenges posed by the COVID-19 pandemic and deliver on our commitment to emerge stronger from this crisis.

New York Stock Exchange Delisting

On September 17, 2020, the Former Parent was notified by the New York Stock Exchange (the NYSE) that it was no longer in compliance with the NYSE continued listing standards. Trading of the Former Parent’s common stock on the NYSE was suspended effective as of approximately 4:00 p.m. Eastern Time on September 17, 2020. The Former Parent’s common stock was subsequently delisted from trading on the NYSE and removed from registration under Section 12(b) of the Exchange Act.

On September 18, 2020, the Former Parent’s common stock commenced trading on the OTCQX marketplace. In connection with the Chapter 11 Cases, the Former Parent’s common stock was removed from the OTCQX marketplace on December 10, 2020 and commenced trading on the OTC Pink Sheets during the pendency of the Chapter 11 Cases. In connection with the Chapter 11 Cases, the Former Parent’s common stock was canceled. The shares of our Class A Common Stock are not listed on a national securities exchange.

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

•Technical Solutions – Includes products and services that generally address customer-specific needs with their applications, which typically require specialized engineering, manufacturing or project planning expertise. Most operations requiring our technical solutions are generally in offshore environments during the completion, production and decommissioning phase of an oil and gas well. These products and services primarily include completion tools and services and well control services.

▪Completion tools and services – Provides products and services used during the completion phase of an offshore well to control sand and maximize oil and gas production, including sand control systems, well screens and filters, and surface-controlled sub surface safety valves.

▪Well control services – Mitigates and resolves well control and pressure control problems through firefighting, consulting, engineering and well control training.

The Technical Solutions segment also includes revenues from oil and gas production related to our 51% ownership interest in our sole federal offshore oil and gas property (which we refer to in this Annual Report on Form 10-K as the oil and gas property) and related assets.

Customers

Our customers are the major and independent oil and gas companies that are active in the geographic areas in which we operate. There were no customers that exceeded 10% of our total revenues in 2020, 2019 or 2018. A reduction in sales to any of our existing large customers could have a material adverse effect on our business and operations.

Competition

We provide products and services worldwide in highly competitive markets, with competitors comprised of both small and large companies. Our revenues and earnings can be affected by several factors, including changes in competition, fluctuations in drilling and completion activity, perceptions of future prices of oil and gas, government regulation, disruptions caused by weather, pandemics and general economic conditions. We believe that the principal competitive factors are price, performance, product and service quality, safety, response time and breadth of products and services.

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

We maintain a liability insurance program that covers against certain operating hazards, including product liability, property damage and personal injury claims, as well as certain limited environmental pollution claims for damage to a third party or its property arising out of contact with pollution for which we are liable, but well control costs are not covered by this program.  These policies include primary and excess umbrella liability policies with limits of $200 million per occurrence, including sudden and accidental pollution incidents. All of the insurance policies we purchase contain specific terms, conditions, limitations and exclusions and are subject to either deductibles or self-insured retention amounts for which we are responsible.  There can be no assurance that the nature and amount of insurance we maintain will be sufficient to fully protect us against all liabilities related to our business.

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

Employees

At December 31, 2020, we had approximately 3,300 employees. Approximately 12% of our employees are subject to union contracts, all of which are in international locations. We believe that we have good relationships with our employees.

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

Copies of the annual, quarterly and current reports we file with or furnish to the SEC, and any amendments to those reports, as well as our Code of Conduct, are available on our website free of charge soon after such reports are filed with or furnished to the SEC. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Alternatively, you may access these reports at the SEC’s website at http://www.sec.gov/.

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

General Risk Factors

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

Risks Related to the Chapter 11 Cases

Despite having emerged from bankruptcy on February 2, 2021, we continue to be subject to the risks and uncertainties associated with residual Chapter 11 bankruptcy proceedings.

As discussed below (see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), we emerged from bankruptcy on the Effective Date. It is possible that having filed for bankruptcy and our recent emergence from the bankruptcy could adversely affect our business and relationships with customers, vendors, employees, service providers and suppliers. Due to uncertainties, many risks exist, including the following:

•vendors or other contract counterparties could terminate their relationship or require financial assurances or enhanced performance;

•the ability to renew existing contracts and compete for new business may be adversely affected;

•the ability to attract, motivate and/or retain key executives and employees may be adversely affected;

•employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and

•competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

Because of the residual risks and uncertainties associated with the Chapter 11 Cases, the ultimate impact that events that occurred during, or that may occur subsequent to, these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward.

The Chapter 11 Cases have had, and may continue to have, a material adverse impact on our business, financial condition, results of operations and cash flows. In addition, the consummation of the Plan resulted in the cancellation and exchange of the Former Parent’s equity securities.

The Chapter 11 Cases have had, and will continue to have, a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows. Some significant risks include or relate to the following:

•the effects of the filing of the Chapter 11 Cases on our business and the interests of various constituents, including our stockholders;

•the potential material adverse effects of claims that were not discharged in the Chapter 11 Cases; and

•uncertainties and continuing risks associated with our ability to achieve our stated goals.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations.

Our actual financial results since we emerged from bankruptcy are not comparable to the Former Parent’s historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby and our adoption of fresh start accounting.

In connection with the disclosure statement filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, projected financial information was prepared to demonstrate to the Bankruptcy Court the feasibility of the Plan and the ability to continue operations upon emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results will likely vary significantly from those contemplated by the projections. The failure of any such results, or any other developments contemplated by the Plan, to materialize, or of any such results or developments to have the anticipated effect on us and our subsidiaries or our business or operations, could materially adversely impact our business and prospects as a post-emergence company.

In addition, as a result of our emergence from bankruptcy, we will adopt fresh start accounting and adjust our assets and liabilities to fair values and our accumulated deficit will be restated to zero and reflected in our financial statements for the quarter ending March 31, 2021. Fresh start accounting will result in the Company becoming a new entity for financial reporting purposes on February 2, 2021, the Effective Date. Accordingly, our financial condition and results of operations following our emergence from bankruptcy will not be comparable to the financial condition and results of operations reflected in historical financial statements. Implementation of the Plan and the transactions contemplated thereby may materially change the amounts and classifications reported in our consolidated historical financial statements.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund our ongoing operations, we have incurred significant professional fees and other costs in connection with the Chapter 11 Cases. We cannot assure you that cash on hand, letters of credit under the Credit Facility, and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases.

Furthermore, turmoil in the credit and financial markets could adversely affect financial institutions, inhibit lending and limit our access to funding through borrowings under the Credit Facility or obtaining other financing in the public or private capital markets on terms we believe to be reasonable. Prevailing market conditions could be adversely affected by the ongoing disruptions in domestic or overseas sovereign or corporate debt markets, low commodity prices or other factors impacting our business, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations, or to meet our other financial commitments.

Restrictive covenants in the Credit Facility could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

The Credit Facility imposes operating and financial restrictions. These restrictions limit the ability to, among other things:

•incur additional indebtedness;

•make investments or loans;

•create liens;

•consummate mergers and similar fundamental changes;

•make restricted payments;

•make investments in unrestricted subsidiaries; and

•enter into transactions with affiliates.

The restrictions contained in the Credit Facility could:

•limit the ability to plan for, or react to, market conditions, to meet capital needs or otherwise to restrict our activities or business plan; and

•adversely affect the ability to finance our operations, enter into acquisitions or to engage in other business activities that would be in our interest.

The Credit Facility includes provisions that require mandatory prepayment of outstanding borrowings and/or a borrowing base redetermination when there are asset dispositions over a certain threshold, which could limit the ability to generate liquidity from asset sales. Also, the Credit Facility requires compliance with a specified financial ratio if triggered by an event of default or availability beneath specified thresholds. The ability to comply with this ratio may be affected by events beyond our control and, as a result, this ratio may not be met. This financial ratio restriction could limit the ability to obtain future financings, make needed capital expenditures, withstand a continued downturn in our business or a downturn in the economy in general or otherwise conduct necessary corporate activities. Declines in oil and natural gas prices could result in failure to meet one or more of the financial covenants under the Credit Facility, which could require refinancing or amendment of such obligations resulting in the payment of consent fees or higher interest rates, or require a capital raise at an inopportune time or on terms not favorable.

A breach of any of these covenants or the inability to comply with the required financial ratios or financial condition tests could result in a default under the Credit Facility. A default under the Credit Facility, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder, which in turn would trigger cross-acceleration and cross-default rights.

Upon emergence from bankruptcy, the composition of our Board of Directors changed significantly.

Under the Plan, the composition of our Board of Directors changed significantly. Our new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Former Parent’s board of directors and, thus, may have different views on the issues that will determine our future. As a result, our future strategy and plans may differ materially from those of the past.

The ability of the new directors to quickly expand their knowledge of our business plans, operations and existing strategies in a timely manner will be critical to their ability to make informed decisions about our strategy, operations and future strategies.

The COVID-19 pandemic continues to adversely affect our business, and the ultimate effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has had, and continues to have, a material impact on businesses around the world and the economic environments in which they operate. A number of jurisdictions in which we operate have implemented severe restrictions on the movement of their respective populations. As a result, there has been a significant reduction in demand for, and prices of, crude oil, which has directly affected our business. The COVID-19 pandemic and efforts to mitigate its effect have had a substantial negative impact on the global economy and demand for oil. Although oil prices are back to pre-pandemic levels, driven by global vaccine distribution, an unfolding demand recovery, OPEC+ agreement on production volume, and a declining production base, if the negative trend in the demand for or price of crude oil resumes or continues for a prolonged period, or the demand for or price of crude oil does not further increase, our business, financial condition, results of operation and liquidity may be further materially and adversely affected. Our operations also may be further adversely affected if significant portions of our workforce continue to be unable to work effectively due to illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic.

Management expects industry activity levels and spending by customers to remain depressed in 2021 as demand destruction from the COVID-19 pandemic continues despite recent improvements in oil and gas prices and the significant changes we have implemented to respond to the current environment. We believe that the well-known impacts described above and other potential impacts include, but are not limited to, the following:

•disruption to our supply chain for materials essential to our business, including restrictions on importing and exporting products;

•customers may attempt to cancel or delay projects or may attempt to invoke force majeure clauses in certain contracts resulting in a decreased or delayed demand for our products and services;

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

At this time, it is not possible to quantify these risks, but the combination of these factors could have a further material impact on our financial results. The ultimate extent to which the COVID-19 pandemic adversely affects our business, financial condition, results of operation and liquidity will depend on future developments, which are highly uncertain and cannot be predicted. These future developments include, but are not limited to, the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. Disruptions and/or uncertainties related to the COVID-19 pandemic for a sustained period of time will result in, and have resulted to date in, delays or modifications to our strategic plans and initiatives and will hinder our ability to achieve our strategic goals. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the COVID-19 pandemic, will likely have the effect of heightening many of the other risks included in this Annual Report on Form 10-K. However, because the COVID-19 situation is unprecedented and continuously evolving, the other potential impacts to our risk factors are uncertain.

Risks Related to Our Business

Our business depends on conditions in the oil and gas industry, especially oil and natural gas prices and capital expenditures by oil and gas companies.

Our business depends on the level of oil and natural gas exploration, development and production activity of, and the corresponding capital spending by, oil and gas companies worldwide.  The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and difficult to predict and are likely to continue to be volatile.  Oil and natural gas prices are subject to large fluctuations in response to relatively minor changes in supply and demand, economic growth trends, market uncertainty and a variety of other factors beyond our control. Price volatility continued throughout 2019 and, partially due to the emergence of the COVID-19 pandemic and failure of OPEC+ and other major producers to agree on production cuts, became more extreme in 2020.  Lower oil and natural gas prices generally lead to decreased spending by our customers. While higher oil and natural gas prices generally lead to increased spending by our customers, sustained high energy prices can also be an impediment to economic growth and can therefore negatively impact spending by our customers. Our customers may also take into account the volatility of oil and natural gas prices and other risk factors and require higher returns for individual projects if there is higher perceived risk. Any of these factors could significantly affect the demand for oil and natural gas, which could affect the level of capital spending by our customers and in turn could have a material effect on our business, results of operations, financial condition and cash flow.

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

•the ability of OPEC+ and other key oil-producing countries to set and maintain production levels for oil;

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

•the level and effect of trading in commodity futures markets, including trading by commodity price speculators and others;

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

The oil and gas industry has historically experienced periodic downturns, which have been characterized by significantly reduced demand for oilfield services and downward pressure on the prices we charge.  Sustained lower oil and natural gas prices have led to a significant decrease in spending by our customers over the past several years, which have led to significantly decreased revenues. Further decreases in oil and natural gas prices could lead to further cuts in spending and potential lower revenues for us. Several large oil and gas exploration and production companies have recently announced reductions in their previously announced planned capital expenditures during 2020 in light of declining global oil and natural gas prices. Moreover, weakness in the oil and gas industry may adversely impact the financial position of our customers, which in turn could cause them to fail to pay amounts owed to us in a timely manner or at all.  We expect continued volatility in both crude oil and natural gas prices (including the possibilities that such prices could remain at current levels or decline further for an extended period of time), as well as in the level of drilling and production related activities as a result of the continuing COVID-19 pandemic, decisions of OPEC+ and other oil exporting nations regarding production, and the other factors listed above. Any of these events have affected, and could further affect, the demand for oil and natural gas and has and could further have a material adverse effect on our business, results of operations, financial condition and cash flow.

Necessary capital financing may not be available at economic rates or at all.

Turmoil in the credit and financial markets could adversely affect financial institutions, inhibit lending and limit our access to funding through borrowings under the Credit Facility or obtaining other financing in the public or private capital markets on terms we believe to be reasonable. Prevailing market conditions could be adversely affected by the ongoing disruptions in domestic or overseas sovereign or corporate debt markets, low commodity prices or other factors impacting our business, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations, or to meet our other financial commitments.

There are operating hazards inherent in the oil and gas industry that could expose us to substantial liabilities.

Our operations are subject to hazards inherent in the oil and gas industry that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside of our control. Typically, we provide products and services at a well site where our personnel and equipment are located together with personnel and equipment of our customer and other service providers. From time to time, personnel are injured or equipment or property is damaged or destroyed as a result of accidents, failed equipment, faulty products or services, failure of safety measures, uncontained formation pressures or other dangers inherent in oil and natural gas exploration, development and production. Any of these events can be the result of human error or purely accidental, and it may be difficult or impossible to definitively determine the ultimate cause of the event or whose personnel or equipment contributed thereto. All of these risks expose us to a wide range of significant health, safety and environmental risks and potentially substantial litigation claims for damages. With increasing frequency, our products and services are deployed in more challenging exploration, development and production locations. From time to time, customers and third parties may seek to hold us accountable for damages and costs incurred as a result of an accident, including pollution, even under circumstances where we believe we did not cause or contribute to the accident. Our insurance policies are subject to exclusions, limitations and other conditions, and may not protect us against liability for some types of events, including events involving a well blowout, or against losses from business interruption.  Our insurance also may not cover losses associated with pandemics such as the COVID-19 pandemic. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate or on terms that we deem commercially reasonable.  Any damages or losses that are not covered by insurance, or are in excess of policy limits or subject to substantial deductibles or retentions, could adversely affect our financial condition, results of operations and cash flows.

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

Climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the oil and natural gas our customers produce.

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

Specifically, the EPA has adopted regulations under existing provisions of the federal Clean Air Act which increase operational costs by requiring the monitoring and annual reporting of GHG emissions from oil and gas production, processing, transmission and storage facilities in the United States. Although, the U.S. Congress has considered legislation to reduce emissions of GHGs, significant legislation has not yet been adopted to reduce GHG emissions at the federal level. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions through the completion of GHG emissions inventories and through cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting GHGs. Given the long-term trend towards increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility.

Climate change, environmental, social and governance, and sustainability are growing global movements. Continuing political and social attention to these issues has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures, as well as society pressure in some areas, to limit GHG emissions and has been stated in the U.S. to be a priority of the new Biden Administration, as well as other initiatives. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that proposed an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This agreement was signed by the United States in April 2016 and entered into force in November 2016. The United States is one of over 120 nations having ratified or otherwise consented to the agreement; however this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. Although the prior administration formally withdrew the United States from the Paris Agreement effective November 4, 2020, the new administration issued an executive order to rejoin the Paris climate agreement on January 20, 2021.

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

Furthermore, there have also been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities as well as to pressure lenders and other financial services companies to limit or curtail activities with companies engaged in the extraction of fossil fuel reserves. If these efforts are successful, our ability and the ability of our customers to access capital markets may be limited.

At this stage, we cannot predict the impact of these or other initiatives on our or our customers operations, nor can we predict whether, or which of, other currently pending GHG emission proposals will be adopted, or what other actions may be taken by domestic or international regulatory bodies. The potential passage of climate change regulation may curtail production and demand for fossil fuels such as oil and gas in areas of the world where our customers operate and thus adversely affect future demand for our products and services, which may in turn adversely affect future results of operations.

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

Our performance could be adversely affected, especially in light of our emergence from bankruptcy, if we are unable to retain certain key employees and skilled technical personnel.  Our ability to continue to expand the scope of our services and products depends in part on our ability to increase the size of our skilled labor force.  The loss of the services of one or more of our key employees or the inability to employ or retain skilled technical personnel could adversely affect our operating results.  In the past, the demand for skilled personnel has been high and the supply limited.  We have experienced increases in labor costs in recent years and may continue to do so in the future.  Furthermore, these internal and external factors may also be impacted by our recent emergence from bankruptcy, the uncertainties currently facing us and the business environment and changes we may make to the organizational structure to adjust to changing circumstances.

We face significant competition in attracting and retaining talented employees. Further, managing succession for, and retention of, key executives is critical to our success, and our failure to do so could adversely affect our future performance.

Our ability to attract and retain qualified and experienced employees is essential to meet our current and future goals and objectives. There is no guarantee we will be able to attract and retain such employees or that competition among potential employers will not result in increased salaries or other benefits. If we are unable to retain existing employees or attract additional employees, we could experience a material adverse effect on our business and results of operations. We may not be able to locate or employ on acceptable terms a qualified replacement for the CEO or other key executives if their services are no longer available. Furthermore, our business could be affected adversely if suitable replacement personnel are not recruited quickly or effectively. Our failure to adequately plan for succession of senior management and other key management roles or the failure of key employees to successfully transition into new roles, including any potential future CEO candidate, could have a material adverse effect on our businesses and results of operations.

Our international operations and revenue are affected by political, economic and other uncertainties worldwide.

During 2020, the Former Parent conducted business in more than 50 countries. Our international operations are subject to varying degrees of regulation in each of the foreign jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time. Future regulatory, judicial and legislative changes or interpretations may have a material adverse effect on our ability to deliver services within various foreign jurisdictions.

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

We cannot predict when these laws and regulations may be adopted or change in the future, particularly as a result of the presidential administrations in January 2021. If BOEM withdraws the September 2020 rule proposal and proceeds to implement a rule or other regulatory action requiring additional security similar to the Notice to Lessees issued in July 2016 and we are unable to obtain the additional required bonds or post other acceptable security to secure of decommissioning obligations, BOEM may suspend or cancel operations at the oil and gas property or otherwise impose monetary penalties. Any of these actions could have a material adverse effect on our financial condition, operating cash flows and liquidity.

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

Risks Related to Our Class A Common Stock

There may be circumstances in which the interests of our significant stockholders could conflict with the interests of our other stockholders.

On the Effective Date, in order to implement certain transactions contemplated by the Plan, the Stockholders Agreement was executed with each stockholder who is deemed a party thereto pursuant to the Plan (constituting all of the stockholders on the Effective Date) and all other stockholders party thereto from time to time, to provide for certain governance matters relating to the Company. Two groups of these stockholders currently hold approximately 48%, respectively, of our Class A Common Stock. Furthermore, pursuant to the Stockholders Agreement, these two groups of stockholders have appointed three of our six directors.

Circumstances may arise in which these groups of stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us, and their interests may not in all cases be aligned with our interests.

There is no public market for shares of our Class A Common Stock, and we do not expect there to be a market for shares of our Class A Common Stock.

There is no existing trading market for shares of our Class A Common Stock, and no market for our shares may develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, our stockholders may be unable to liquidate an investment in our Class A Common Stock. Upon our emergence from bankruptcy, the Former Parent’s common stock was canceled and we issued new Class A Common Stock. The Class A Common Stock is not currently traded on a national securities exchange. There is no active market in the Class A Common Stock. No assurance can be given that an active market will develop for our Class A Common Stock or as to the liquidity of the trading market for our Class A Common Stock. Our Class A Common Stock may be traded only infrequently, if at all, and reliable market quotations may not be available. Holders of our Class A Common Stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market does not develop or is not maintained, significant sales of our Class A Common Stock, or the expectation of these sales, could materially and adversely affect the market price of our Class A Common Stock. For so long as our Class A Common Stock is not listed on a national securities exchange, our ability to access equity markets, obtain financing and provide equity incentives could be negatively impaired. Furthermore, certain transfers of our Class A Common Stock require an exemption from the registration requirements of the Securities Act and applicable state securities laws.

Provisions in the Stockholders Agreement could delay or prevent a change in control.

Certain provisions of our Stockholders Agreement may delay, discourage, prevent or render more difficult an attempt to obtain control of the Company, whether through a tender offer, business combination, proxy contest or otherwise. These provisions include, among other things, those that:

•permit two groups of our stockholders to elect up to three members of our Board of Directors and limit the removal of such directors; and

•restrict certain transfers (including acquisitions and dispositions) of our securities.

We do not intend to pay dividends on our Class A Common Stock and our ability to pay dividends on our common stock is restricted.

We currently intend to retain all available funds and any future earnings to finance our operations. As a result, we do not anticipate declaring or paying any cash dividends on our Class A Common Stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends and other factors that our Board of Directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness.

We do not have a class of our securities registered under Section 12 of the Exchange Act. Until we do, we will not be required to provide certain reports to our stockholders.

We do not have a class of our securities registered under Section 12 of the Exchange Act. Until we do, we will not be required to provide certain reports to our stockholders. We are currently required to file periodic reports with the SEC by virtue of Section 15(d) of the Exchange Act. However, until we register a class of our securities under Section 12 of the Exchange Act, we are not subject to the SEC’s proxy rules, and large holders of our capital stock will not be subject to beneficial ownership reporting requirements under Sections 13 or 16 of the Exchange Act and their related rules. As a result, our stockholders and potential investors may not have available to them as much or as robust information as they may have if and when we become subject to those requirements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information on properties is contained in Part I, Item 1 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

From time to time, we are involved in various legal actions incidental to our business. Most of our pending legal proceedings were stayed by virtue of the Chapter 11 Cases at the end of 2020. However, based on current circumstances, we do not believe that the ultimate resolution of these proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows. See note 11 to our consolidated financial statements for further information.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common equity consists of common stock that is privately held and there is no established public trading market. As of March 24, 2021, there were 578 stockholders of record.

Item 6. Selected Financial Data

Removed and reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and applicable notes to our consolidated financial statements and other information included elsewhere in this Annual Report on Form 10-K, including “Risk Factors” disclosed in Part I, Item 1A. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

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

•Bankruptcy Accounting and Financial Reporting

The consolidated financial statements have been prepared in accordance with ASC 852, Reorganizations (ASC 852), for the period subsequent to the commencement of our Chapter 11 Cases. ASC 852 requires that the consolidated financial statements distinguish transactions and events that are directly associated with the Chapter 11 Cases from the ongoing operations of the business.

•Reorganization expenses

We have incurred costs associated with the Chapter 11 Cases, primarily unamortized debt issuance costs, expenses related to rejected leases, financing costs and postpetition professional fees. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as Reorganization expenses within the accompanying consolidated statement of operations for the year ended December 31, 2020. Reorganization expenses totaled $21.6 million for 2020 and consisted of the following (in thousands):

December 31, 2020
7.125% Senior unsecured notes - unamortized debt issuance costs	$2,160
7.750% Senior unsecured notes - unamortized debt issuance costs	5,644
Credit facility - unamortized debt issuance costs	2,172
Debtor in possession credit facility costs	1,554
Rejected leases	8,601
Professional fees	1,485
Total	$21,616

•Liabilities Subject to Compromise

The accompanying consolidated balance sheet as of December 31, 2020 includes amounts classified as Liabilities subject to compromise, which represent liabilities which have been allowed as claims in the Chapter 11 Cases. These amounts represent the Affiliate Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process.

Liabilities subject to compromise at December 31, 2020 consisted of the following (in thousands):

December 31, 2020
7.125% Senior unsecured notes due 2021	$800,000
7.750% Senior unsecured notes due 2024	500,000
Accrued interest on senior notes	35,794
Total	$1,335,794

Financial Results

During 2020, we continued to manage challenging market dynamics as a divergence of operating results in the U.S. and international markets remained prevalent. We generated $851.3 million of revenue in 2020, which represents a 40% decrease from $1,425.4 million of revenue generated during 2019. The decrease in revenue is largely attributable to our U.S. land market area, in which revenue decreased by 59% during 2020.

In North America, unprecedented price disruptions and the significant decrease in demand as a result of the COVID-19 pandemic continued to impact the demand for our completion services during 2020. The decrease in revenue generated in the U.S. land market area was primarily due to decreased revenues from our fluid management, well servicing rigs, and rentals of our premium drill pipe and bottom hole assemblies.

Revenue in our international market areas decreased 15% during 2020, as compared to 2019, as the international rig count declined 25% during 2020. The decrease in revenue generated in our international market areas was primarily driven by decreased revenue from electric line services, well control services, and rentals of premium drill pipe, even though we did experience revenue growth with our cementing and stimulation activities. We experienced revenue growth in our Middle East and African regions, but this was offset by a decrease in revenue in our Latin America and Asia Pacific regions. Revenue generated from the U.S. offshore market decreased 31%, primarily due to decreased revenues from our completion tools and services, plug and abandonment activities, and electric line services.

In 2020, our loss from operations was $172.0 million, as compared to our 2019 income from operations of $18.4 million. Despite the challenging year, we generated $95.0 million in adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), which represents a significant decrease of 60% from $235.4 million of adjusted EBITDA generated during 2019. In addition, during 2020, we generated a free cash flow deficit of $45.4 million, as compared to the $5.9 million of free cash flow we generated during 2019. Refer to the “Non-GAAP Financial Measures” section below for a further discussion and a reconciliation of adjusted EBITDA to net loss from continuing operations and a reconciliation of free cash flow to cash flows from operating activities.

During 2020, we focused on maintaining our cash balance and reducing capital expenditures. Our capital expenditures decreased by 66% during 2020, while our cash, cash equivalents and restricted cash balance decreased by 3% as of December 31, 2020 compared to December 31, 2019. Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), the Company received a refund of $30.5 million in July 2020 related to the carryback of the 2018 net operating loss. In January of 2020, we received the remaining payment of $24.0 million relating to an asset sale which occurred during the fourth quarter of 2019.

During 2021, we expect to limit capital spending within our operational cash flow levels to generate free cash flow and allocate capital to businesses with higher returns on invested capital. Additionally, we intend to carefully manage our liquidity by continuously monitoring cash flow and capital spending.

Industry Trends

The oil and gas industry is both cyclical and seasonal. The level of spending by oil and gas companies is highly influenced by current and expected demand as well as future prices of oil and natural gas. Changes in spending resulted in an increased or decreased demand for our services and products. Rig count is an indicator of the level of spending by oil and gas companies. Crude oil prices traded within a wide range during 2020. After averaging $58 a barrel in January 2020, West Texas Intermediate prices fell to an average of $17 a barrel in April 2020, the lowest monthly average price since March 1999. The low prices were the result of significant declines in oil consumption that caused a sharp rise in global oil inventories. However, West Texas Intermediate prices increased through much of the rest of 2020 as rising oil demand and reduced production caused global oil inventories to fall. Prices rose to a monthly average of $47 a barrel in December 2020 due to expectations of future economic recovery based on the roll out of multiple COVID-19 vaccines. In the early part of January 2021, West Texas Intermediate prices reached their highest levels in 11 months after Saudi Arabia announced a one-month unilateral cut in its crude oil production for February and March that is in addition to its OPEC+ commitments. Oil prices are back to pre-pandemic levels, driven by global vaccine distribution, an unfolding demand recovery, OPEC+ agreement on production volume, and a declining production base. However, the surge in COVID-19 infections globally and the expected gradual return of spare production capacity make us cautious about near term recovery.

Our financial performance is significantly affected by the rig count in the U.S. land and offshore market areas as well as oil and natural gas prices and worldwide rig count, which are summarized in the table below.

			2020 to 2019		2019 to 2018
	2020	2019	Change	2018	Change
Worldwide Rig Count (1)
U.S.:
Land	417	920	-55%	1,013	-9%
Offshore	16	23	-30%	19	21%
Total	433	943	-54%	1,032	-9%
International (2)	825	1,098	-25%	988	11%
Worldwide Total	1,258	2,041	-38%	2,020	1%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$39.16	$56.98	-31%	$65.23	-13%
Natural Gas (Henry Hub)	$2.03	$2.57	-21%	$3.15	-18%

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

	Revenue
	2020	%	2019	%	Change
U.S. Land	$289,519	34%	$698,305	49%	$(408,786)
U.S. Offshore	233,580	27%	340,565	24%	(106,985)
International	328,208	39%	386,499	27%	(58,291)
Total	$851,307	100%	$1,425,369	100%	$(574,062)

The Drilling Products and Services segment is moderately capital intensive with higher operating margins relative to our other segments as a result of relatively low operating expenses. The largest fixed cost is depreciation as there is little labor associated with our drilling products and services businesses. In 2020, 28% of segment revenue was derived from U.S. land market area (down from 43% in 2019), while 40% of segment revenue was from the U.S. offshore market area (up from 30% in 2019) and 32% of segment revenue was from international market areas (up from 26% in 2019). Premium drill pipe accounted for approximately 70% of this segment’s revenue in 2020, while bottom hole assemblies accounted for approximately 20% of this segment’s revenue in 2020.

The Onshore Completion and Workover Services segment consists primarily of services used in the completion and workover of oil and gas wells on land. These services include well service rigs and fluid management services. All of this segment’s revenue is derived in the U.S. land market areas. Demand for these services in the U.S. land market can change quickly and is highly dependent on the number of oil and natural gas wells drilled and completed. Given the cyclical nature of these drilling and completion activities in the U.S. land market, coupled with the high labor intensity of these services, operating margins can fluctuate widely depending on supply and demand at a given point in the cycle. Fluid management and well service rigs accounted for 66% and 34%, respectively, of this segment’s revenue in 2020.

The Production Services segment consists of intervention services primarily used to maintain and extend oil and gas production during the life of a producing well. These services are labor intensive and margins fluctuate based on how much capital our customers allocate towards enhancing existing oil and gas production from mature wells. In 2020, 22% of segment revenue was derived from the U.S. land market area (down from 34% in 2019), while 14% of segment revenue was from the U.S. offshore market area (down from 18% in 2019) and 64% of this segment’s revenue was from international market areas (up from 48% in 2019). Hydraulic workover and snubbing services represented 32% of this segment’s revenue in 2020. Pressure control and cementing and stimulation activities accounted for 26% and 20%, respectively, of this segment’s revenue in 2020.

The Technical Solutions segment consists of products and services that address customer-specific needs and include offerings such as completion tools and services, well control services, subsea well intervention and the production and sale of oil and gas. Given the project-specific nature associated with several of the service offerings in this segment and the seasonality associated with Gulf of Mexico activity, revenue and operating margins in this segment can have significant variations from quarter to quarter. In 2020, revenue derived from the U.S. land market area was 11% of segment revenue (down from 15% in 2019), while 51% of segment revenue was from the U.S. offshore market area (down from 53% in 2019) and 37% of segment revenue was from international market areas (up from 32% in 2019). Completion tools and products accounted for approximately 45% of this segment’s revenue in 2020, while well control services represented 34% of this segment’s revenue in 2020.

Comparison of the Results of Operations for the Years Ended December 31, 2020 and 2019

For 2020, our revenue was $851.3 million, a decrease of $574.1 million or 40%, as compared to 2019. Net loss from continuing operations was $281.3 million, or a $18.98 loss per share. Net loss was $396.2 million, or a $26.73 loss per share. Included in the results for 2020 were pre-tax charges of $47.1 million related to prepetition restructuring expenses, $26.9 million related to a reduction in value of assets, and $21.6 million related to postpetition reorganization expenses. For 2019, our revenue was $1,425.4 million, resulting in a loss from continuing operations of $77.8 million, or a $5.05 loss per share. Net loss was $255.7 million, or a $16.61 loss per share. Included in the results for 2019 was a pre-tax charge of $17.2 million related to a reduction in value of assets.

The following table compares our operating results for 2020 and 2019 (in thousands). Cost of revenues excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Revenue				Cost of Revenues
	2020	2019	Change	%	2020	%	2019	%	Change
Drilling Products and
Services	$281,397	$411,573	$(130,176)	-32%	$97,894	35%	$154,503	38%	$(56,609)
Onshore Completion and
Workover Services	130,798	341,297	(210,499)	-62%	123,443	94%	274,162	80%	(150,719)
Production Services	276,329	405,830	(129,501)	-32%	230,939	84%	328,527	81%	(97,588)
Technical Solutions	162,783	266,669	(103,886)	-39%	127,853	79%	167,890	63%	(40,037)
Total	$851,307	$1,425,369	$(574,062)	-40%	$580,129	68%	$925,082	65%	$(344,953)

Operating Segments:

Drilling Products and Services Segment

Revenue for our Drilling Products and Services segment decreased 32% to $281.4 million for 2020, as compared to $411.6 million for 2019. Cost of revenues as a percentage of revenue decreased to 35% of segment revenue in 2020, as compared to 38% in 2019. Revenue decreased in each geographic market area for this segment: 56% in the U.S. land market area, 17% in the International market area, and 10% in the U.S. offshore market area. The decrease in revenue was a result of decreased revenue from rentals of premium drill pipe, bottom hole assemblies, and accommodations, as demand for these rental products decreased along with the decrease in rig count in each geographic area.

Onshore Completion and Workover Services Segment

Revenue for our Onshore Completion and Workover Services segment decreased 62% to $130.8 million for 2020, as compared to $341.3 million in 2019. All of this segment’s revenue is derived from the U.S. land market area, in which rig count was down 55%. Cost of revenues as a percentage of revenue increased to 94% of segment revenue in 2020, as compared to 80% in 2019.

Production Services Segment

Revenue for our Production Services segment decreased 32% to $276.3 million for 2020, as compared to $405.8 million in 2019. Cost of revenues as a percentage of revenues increased to 84% of segment revenue in 2020, as compared to 81% in 2019. Revenue from the U.S. land market area decreased 56%, primarily due to decreased activity in coiled tubing services and pressure control activities. Revenue from international market areas decreased 9% primarily due to decreased activity from electric line, coiled tubing, and hydraulic workover and snubbing services, partially offset by increased activity in cementing and stimulation activities. Revenue derived from the U.S. offshore market area decreased 49%, primarily due to a decrease in electric line, slickline, and hydraulic workover and snubbing services. Although we experienced an increase in demand for international cementing and stimulation activities, overall segment revenue declined along with the decrease in rig count in each geographic area.

Technical Solutions Segment

Revenue for our Technical Solutions segment decreased 39% to $162.8 million for 2020, as compared to $266.7 million in 2019. Cost of revenues as percentage of revenue increased to 79% in 2020, as compared to 63% in 2019. Revenue derived from the U.S. offshore market area decreased 41%, primarily due to a decline in revenue from completion tools and products. Revenue from the U.S. land market area decreased 54%, primarily due to a decline in revenue from well control services. Revenue from international market areas decreased 28%, primarily due to a decrease in subsea intervention and well control services, partially offset by an increase in completion tools and products. Although we experienced an increase in demand for international completion tools and products, overall segment revenue declined along with the decrease in rig count in each geographic area.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $146.8 million during 2020 from $196.5 million in 2019. Depreciation and amortization expense decreased for our Drilling Products and Services segment by $22.5 million, or 27%; for our Onshore Completion and Workover Services segment by $11.4 million, or 34%; for our Production Services segment by $11.6 million, or 22%; and for our Technical Solutions segment by $3.3 million, or 15%. The decrease in depreciation, depletion, amortization and accretion is primarily due to impairments of long-lived assets during 2020 and 2019 in addition to assets becoming fully depreciated.

Other Operating Items:

General and Administrative Expenses

General and administrative expenses decreased to $222.5 million during 2020 from $268.2 million in 2019. Total general and administrative expenses decreased 17% due to our continued focus on limiting spending and reducing our cost structure.

Restructuring Expenses

Restructuring expenses were $47.1 million for the year ended December 31, 2020. These prepetition restructuring expenses include $31.5 million of advisory and professional fees relating to the Chapter 11 Cases and $15.6 million related to the RSA premium paid to certain Consenting Noteholders pursuant to the RSA (the RSA Premium). There were no prepetition charges for the year ended December 31, 2019.

Reduction in Value of Assets

The reduction in value of assets recorded in 2020 was $26.9 million as compared to $17.2 million in 2019. In 2020, the reduction in value of assets was related to impairment of our long-lived assets, primarily in our Technical Solutions and Production Services segments. In 2019, the reduction in value of assets related to impairment of our long-lived assets, primarily in our Onshore Completion and Workover Services and Technical Solutions segments. See note 12 to our consolidated financial statements for further discussion of the reduction in value of assets.

Non-operating Items:

Reorganization Expenses

Reorganization expenses were $21.6 million for the year ended December 31, 2020. These postpetition reorganization expenses are comprised primarily of unamortized debt issuance costs, expenses related to rejected leases, and postpetition professional fees related to the Chapter 11 Cases. There were no reorganization expenses for the year ended December 31, 2019.

Income Taxes

Our effective income tax rate for 2020 was a 5% tax benefit compared to a 6% tax benefit for 2019.

Discontinued Operations

Loss from discontinued operations, net of tax, was $114.9 million for 2020 as compared to $177.9 million for 2019. See note 13 to our consolidated financial statements for further discussion of the discontinued operations.

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

Production Services Segment

Revenue for our Production Services segment decreased 3% to $405.8 million for 2019, as compared to $418.5 million in 2018. Cost of revenues as a percentage of revenues decreased to 81% of segment revenue in 2019, as compared to 82% in 2018. Revenue from the U.S. land market area decreased 29%, primarily due to decreased activity in coiled tubing services. Revenue from international market areas increased 24% primarily due to increased activity from hydraulic workover and snubbing services, electric line and pressure control services. Revenue derived from the U.S. offshore market area increased 11%, primarily due to an increase in hydraulic workover and snubbing activities and electric line services. Increases in the offshore and international rig counts drove higher revenues in those geographic markets, while the decrease in the U.S. land rig count led to lower revenue in that geographic market area.

Technical Solutions Segment

Revenue for our Technical Solutions segment decreased 1% to $266.7 million for 2019, as compared to $270.4 million in 2018. Cost of revenues as percentage of revenue increased to 63% in 2019, as compared to 61% in 2018. Revenue derived from the U.S. offshore market area decreased 12%, primarily due to decline in revenue from subsea intervention services. Revenue from the U.S. land market area increased 30% primarily due to an increase in demand for completion tools and products. Revenue from international market areas increased 7%, primarily due to an increase in demand for subsea intervention services.

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

Reduction in Value of Assets

The reduction in value of assets recorded in 2019 was $17.2 million as compared to $322.7 million in 2018. In 2019, the reduction in value of assets was related to impairment of our long-lived assets, primarily in our Onshore Completion and Workover Services and Technical Solutions segments. In 2018, the reduction in value of assets was comprised of $251.8 million related to impairment of the remaining goodwill at our Onshore Completion and Workover Services and Production Services segments and $70.8 million impairment related to reduction in value of long-lived assets, primarily in our Onshore Completion and Workover Services and Production Services segments. See note 12 to our consolidated financial statements for further discussion of the reduction in value of assets.

Non-operating Items:

Income Taxes

Our effective income tax rate for 2019 was a 6% tax benefit compared to a 9% tax benefit for 2018. The change in the effective income tax rate was primarily impacted by a deferred tax assets valuation allowance recorded during 2019.

Discontinued Operations

Loss from discontinued operations, net of tax, was $177.9 million for 2019 and represented Pumpco Energy Services, Inc. (Pumpco)’s operating results. Loss from discontinued operations, net of tax, was $430.7 million for 2018 and included operating results for both Pumpco and our subsea construction business which was wound down during 2018. See note 13 to our consolidated financial statements for further discussion of the discontinued operations.

Liquidity and Capital Resources

Our cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Certain sources and uses of cash, such as our level of discretionary capital expenditures and divestitures of non-core assets, are within our control and are adjusted as necessary based on market conditions.

Before commencing the Chapter 11 Cases, we took a number of steps to improve our position in the market and our capital structure and liquidity needs, without resorting to a comprehensive in-court restructuring, including cutting costs, reducing capital expenditures and managing liquidity. Specifically, in the months leading up to the Chapter 11 Cases, we implemented a number of cost reduction activities to “right size” operations to the current business environment, limit spending, remove structural costs and exercise capital discipline. Beginning in the second quarter and lasting throughout 2020, we implemented actions to reduce our payroll costs through a combination of salary reductions, reductions in force and furloughs. We also limited our expected capital expenditures to no more than $50 million for the full fiscal year 2020. Additionally, we realized cost savings through leveraging governmental relief efforts to defer payroll and other tax payments, resulting in higher future cash flows for 2020. Under the provisions of the CARES Act, the Company received a refund of $30.5 million in July 2020 related to the carryback of the 2018 net operating loss and received a refund of $8.2 million in February 2021 related to the carryback of the 2019 net operating loss.

We believed that even after taking these actions, we did not have sufficient liquidity to satisfy our debt service obligations, meet other financial obligations, comply with our debt covenants and execute our business plan. As a result, we filed for reorganization under Chapter 11 of the Bankruptcy Code.

The filing of the Chapter 11 Cases described above constituted an event of default under each of the following debt instruments (the Debt Instruments). Any efforts to enforce such payment obligations under the Debt Instruments were automatically stayed as a result of the filing of the Petitions.

•Indenture, dated December 6, 2011, among SESI, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (as amended, restated, supplemented, replaced or otherwise modified from time to time).

•Indenture, dated August 17, 2017, among SESI, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (as amended, restated, supplemented, replaced or otherwise modified from time to time).

•Fifth Amended and Restated Credit Agreement, dated as of October 20, 2017, among the Company, as parent guarantor, SESI, as borrower, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (as amended, restated, supplemented, replaced or otherwise modified from time to time).

On the Effective Date, our obligations under the 7.125% Notes and the 7.750% Notes, including principal and accrued interest, were fully extinguished in exchange for equity in the Company. In addition, the existing Credit Facility prior to the Chapter 11 Cases was restructured into the Credit Facility.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity are cash and cash equivalents, availability under credit facilities, cash generated from operations and proceeds from divestiture of non-core assets. Since the Chapter 11 filings on December 7, 2020, our principal sources of liquidity have been limited to cash flow from operations and the DIP Credit Facility (prior to emergence from bankruptcy) and the Credit Facility (post-emergence from bankruptcy). We are pursuing various alternatives to increase our liquidity. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with our bankruptcy filing and administration of the Chapter 11 Cases. See Part I Item 1A “Risk Factors.”

As of December 31, 2020, we had cash, cash equivalents, and restricted cash of $268.2 million and $73.0 million of availability remaining under our DIP Credit Facility. During 2020, we generated net cash from operating activities of $2.2 million and received $50.0 million in cash proceeds from the sale of assets.

During the pendency of the Chapter 11 Cases, the DIP Credit Facility provided sufficient liquidity. Upon emergence, all outstanding obligations under our unsecured senior notes were cancelled and the applicable agreements governing such obligations were terminated as discussed in Part I, Item 1 of this Annual Report on Form 10-K. The current Credit Facility is a senior secured asset-based revolving credit agreement in an aggregate amount of $120.0 million, as discussed elsewhere in this Annual Report on Form 10-K. The Credit Facility assumed the outstanding DIP Credit Facility letters of credit and currently provides the necessary liquidity to conduct ongoing operations, including the credit lines for letters of credits and working capital needs.

The energy industry faces growing negative sentiment in the market on the ability to access appropriate amounts of capital and under suitable terms. While we have confidence in the level of support from our lenders, this negative sentiment in the energy industry has not only impacted our customers in North America, it is also affecting the availability and the pricing for most credit lines extended to participants in the industry. From time to time we may continue to enter into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy.

Uses of Liquidity

Our primary uses of liquidity are to provide support for our operating activities, restructuring activities and capital expenditures. We have incurred, and expect to continue to incur, significant costs associated with the Chapter 11 Cases, including fees for legal, financial and restructuring advisors to the Company, and certain of our creditors. We incurred $47.1 million in restructuring expenses during 2020. These expenses include $31.5 million of advisory and professional fees relating to the Chapter 11 Cases and $15.6 million related to the RSA Premium. Also related to the RSA is $12.0 million of fees paid in consideration for the commitment by the Backstop Commitment Parties to provide the Delayed-Draw Term Loan Facility upon our emergence from bankruptcy. We spent $47.7 million of cash on capital expenditures during 2020. Capital expenditures of $24.1 million primarily related to the expansion and maintenance of our equipment inventory at our Drilling Products and Services segment; $15.6 million primarily related to the expansion and maintenance of equipment inventory at our Production Services segment and the remaining $8.0 million of capital expenditures primarily related to the maintenance of our equipment for our Onshore Completion and Workover Services and Technical Solutions segments.

During 2021, we expect to limit capital spending within our operational cash flow levels to generate free cash flow and allocate capital to businesses with higher returns on invested capital.

Included in our future liquidity needs for operating activities are payments for our operating leases, non-qualified deferred compensation plan liabilities, decommissioning liabilities, and certain long-term liabilities. At December 31, 2020, the Former Parent had short-term undiscounted operating lease maturities of $22.3 million and long-term undiscounted operating lease maturities of $62.5 million. The Company maintains a non-qualified deferred compensation plan which allows senior management and non-employee directors to defer certain portions of their compensation. At December 31, 2020, the Former Parent had short-term liabilities of $2.9 million and long-term liabilities of $20.7 million related to the non-qualified deferred compensation plan. The decommissioning liabilities associated with the oil and gas property and its related assets consist of costs related to the plugging of wells, the removal of the related platform and equipment, and site restoration. The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially. At December 31, 2020, $3.8 million of these undiscounted decommissioning liabilities are considered short-term, while $195.8 million of the undiscounted decommissioning liabilities are considered to be long-term. The Former Parent had $104.7 million of other long-term liabilities at December 31, 2020.

Debt Instruments

On the Effective Date, pursuant to the Plan, the Former Parent entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and letter of credit issuers named therein providing for a $120.0 million asset-based secured revolving Credit Facility, all of which is available for the issuing of letters of credit which will reduce availability under the Credit Facility dollar-for-dollar. The Credit Facility will mature on December 9, 2024. The borrowing base under the Credit Facility is determined by reference to the Former Parent’s, SESI’s and the subsidiary guarantors’ billed and unbilled eligible accounts receivable, eligible inventory, until the earlier of December 9, 2022 and the unrestricted cash of the Former Parent and its wholly-owned subsidiaries being less than $75 million, eligible premium rental drill pipe and, so long as there are no loans outstanding at such time, certain cash of the Former Parent, SESI and the subsidiary guarantors, less reserves established by the administrative agent in its permitted discretion.

Availability under the Credit Facility will be the lesser of (i) the aggregate commitments and (ii) the borrowing base. Subject to certain conditions, at the Former Parent’s request and with the consent of the participating lenders, the total commitments under the Credit Facility may be increased to $170.0 million. SESI’s obligations under the Credit Facility are guaranteed by the Former Parent and all of SESI’s material domestic subsidiaries, and secured by substantially all of our, SESI’s and the subsidiary guarantors’ assets, other than real property.

On the Effective Date, the Credit Facility replaced the DIP Credit Facility, and approximately $46.6 million of undrawn letters of credit outstanding under the DIP Credit Facility were deemed outstanding under the Credit Facility.

Subject to certain exceptions, under the Bankruptcy Code, the Affiliate Debtors rejected approximately $17.6 million in future obligations pursuant to certain leases.

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

The following table reconciles net loss from continuing operations, which is the directly comparable financial measure determined in accordance with GAAP, to adjusted EBITDA (in thousands):

	Years ended December 31,
	2020	2019
Reported net loss from continuing operations	$(281,348)	$(77,753)
Reduction in value of assets	26,897	17,185
Severance and other related costs	34,252	6,035
Gain on legal settlement	-	(5,776)
Merger-related costs	12,027	3,095
Restructuring expense	47,055
Reorganization expenses	21,616	-
Interest expense, net	92,399	98,312
Other expense	9,229	2,484
Income taxes	(13,928)	(4,626)
Depreciation, depletion, amortization and accretion	146,793	196,459
Adjusted EBITDA	$94,992	$235,415

The following table reconciles cash provided by operating activities, which is the directly comparable financial measure determined in accordance with GAAP, to free cash flow (deficit) (in thousands):

	Years ended December 31,
	2020	2019
Net cash provided by operating activities	$2,217	$146,428
Less: capital expenditures	(47,653)	(140,465)
Free cash flow (deficit)	$(45,436)	$5,963

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

Bankruptcy. We have applied Accounting Standards Codification 852 “Reorganizations” (ASC 852) in preparing our consolidated financial statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in “Reorganization expenses” in the accompanying Consolidated Statements of Operations. In addition, prepetition obligations that may be impacted by the bankruptcy reorganization process have been classified on our consolidated balance sheets at December 31, 2020 in “Liabilities subject to compromise”. These liabilities are reported at the amounts we anticipate will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See note 2 to our consolidated financial statements for further information.

Long-Lived Assets Valuation. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. We record impairment losses on long-lived assets used in operations when the fair value of those assets is less than their respective carrying amount. Fair value is measured, in part, by the estimated cash flows to be generated by those assets. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization levels and operating performance. Our estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance. Assets are generally grouped by subsidiary or division for the impairment testing, which represent the lowest level of identifiable cash flows. Assets held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. The oil and gas industry is cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges. During 2020, we recorded $26.9 million in expense in connection with the reduction in value of long-lived assets in our Drilling Products and Services, Onshore Completion and Workover Services, Production Services and Technical Solutions segments. See note 12 to our consolidated financial statements for further information about these impairments.

Goodwill Valuation. We perform the goodwill impairment test on an annual basis as of October 1 or more often if events or circumstances indicate there may be impairment. Goodwill impairment testing is performed at the reporting unit level, which is consistent with our reporting segments. We assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained decrease in our stock price and market capitalization; a decline in our expected future cash flows; overall weakness in our industry; and slower growth rates.

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

We weight the income approach 80% and the market-based approach 20% due to differences between our reporting units and the peer companies’ size, profitability and diversity of operations. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market value of invested capital is performed on the aggregate fair value of the reporting units. A control premium, derived from market transaction data, is used in this reconciliation to ensure that fair values are reasonably stated in conjunction with the Company’s capitalization. A significant amount of judgment is involved in performing these evaluations given that the results are based on estimated future events. In particular, minor changes in the discount rate and revenue growth assumptions used in the income approach could cause significant changes in concluded fair value, making these assumptions sensitive to variation.

During the third quarter of 2020, the Former Parent entered into the RSA as further described in Part I, Item 1 of this Annual Report on Form 10-K. Entry into the RSA, along with changing industry conditions as a result of the COVID-19 pandemic constituted a triggering event that required the Former Parent to perform an interim goodwill impairment review as of September 30, 2020. The result of the goodwill impairment assessment indicated that the fair value of the Drilling Products and Services segment exceeded its net book value and, therefore, no goodwill impairment was recorded. Based on the timing of the third quarter test, along with an increase in sequential revenues and the improving business environment during the fourth quarter of 2020, we determined that no impairment exists as of the annual test date of October 1, 2020.

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

Revenue Recognition. Revenues are recognized when performance obligations are satisfied in accordance with contractual terms, in an amount that reflects the consideration expected in exchange for services rendered, rentals provided or products sold. A performance obligation arises under contracts with customers and is the unit of account under Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. The Company accounts for services rendered and rentals provided separately if they are distinct and the service or rental is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered or rentals provided on its own or with other resources that are readily available to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. A contract’s standalone selling prices are determined based on the prices charged for its services rendered, rentals provided and products sold. The majority of performance obligations are satisfied over time, which is generally represented by a period of 30 days or less. The payment terms vary by the type of products or services offered. The term between invoicing and when the payment is due is typically 30 days.

The Company maintains its allowance for doubtful accounts at net realizable value. The Company assesses individual customers and overall receivables balances to identify amounts that are believed to be uncertain of collection. The aging of the receivable balance as well as economic factors concerning the customer factor into the Company’s judgment and estimation of allowances, which often involve significant dollar amounts. Adjustments to the allowance in future periods may be made based on changing customer conditions.

Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in determining fair value are characterized according to a hierarchy that prioritizes those inputs based on the degree to which they are observable. The Company utilizes unadjusted quoted prices in the market for measuring the fair value of debt. The Company utilizes quoted prices for similar assets and liabilities in active markets for measuring the fair value of non-qualified deferred compensation plan assets and liabilities. The Company used management’s own assumptions about the inputs used in pricing the assets when measuring fair value for the Company’s long-lived assets that were impaired in 2020.

Off-Balance Sheet Arrangements and Hedging Activities

At December 31, 2020, we had no off-balance sheet arrangements and no hedging contracts.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading purposes. At December 31, 2020, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At December 31, 2020, we had no variable rate debt outstanding.

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

To the Stockholders and Board of Directors
Superior Energy Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Energy Services, Inc. and subsidiaries (Debtor In Possession) (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill impairment analysis for the Drilling Products and Services reporting unit

As discussed in Note 1 to the consolidated financial statements, the Company has $138.7 million of goodwill as of December 31, 2020, all of which relates to the Drilling Products and Services (DPS) reporting unit. The Company tests goodwill for impairment on an annual basis as of October 1 and more often if events or circumstances indicate there may be impairment. In estimating the fair value of the reporting units, the Company uses a combination of an income approach and a market-based approach.

We identified the evaluation of the income approach used in the goodwill impairment analysis for the DPS reporting unit as a critical audit matter. The discount rate and revenue growth assumptions used in the income approach valuation are sensitive to variation, such that minor changes in the assumptions could cause significant changes in the estimate. Significant auditor judgment was required to evaluate these assumptions because they involve unobservable inputs and forward-looking information. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the income approach used in the goodwill impairment analysis for the DPS reporting unit. This included certain controls related to the development of the discount rate and revenue growth assumptions. We assessed the Company’s ability to forecast by comparing historical revenue growth projections to actual results. We evaluated management’s revenue growth assumptions by comparing trends in management’s historical and projected revenue with historical and projected rig counts and oil prices obtained from industry experts. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate used by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities and performing sensitivity analysis related to the discount rate to assess the appropriateness of the Company’s determined rate.

Valuation of Pumpco property, plant and equipment

As discussed in Note 13 to the consolidated financial statements, the Company has $47.6 million of assets held for sale, of which $45.4 relates to property, plant and equipment as of December 31, 2020. The Company records assets held for sale at the lower of the carrying amount or fair value less estimated costs to sell. In estimating the fair value of assets held for sale, the Company considers industry trends and relevant market transactions.

We identified the valuation of property, plant and equipment related to the Pumpco business unit as a critical audit matter. There was a high degree of subjectivity and significant auditor judgment in evaluating the fair value of the assets, specifically, evaluating market comparable data. Additionally, the audit effort associated with this estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the valuation of property, plant, and equipment classified as held for sale. This included controls related to the procurement and reconciliation of market comparable data. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the reasonableness of the fair value estimated for the Pumpco property, plant and equipment by comparing it against a range of estimated fair values developed independently based on market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 1996.

Houston, Texas

March 26, 2021

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES (DEBTOR IN POSSESSION)
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
ASSETS	2020	2019
Current assets:
Cash and cash equivalents	$188,006	$272,624
Accounts receivable, net of allowance for doubtful accounts of $24,629 and $12,156 at December 31, 2020 and 2019, respectively	183,964	332,047
Income taxes receivable	8,891	740
Prepaid expenses	36,651	49,132
Inventory and other current assets	96,141	117,629
Assets held for sale	47,635	216,197
Total current assets	561,288	988,369

Property, plant and equipment, net of accumulated depreciation and depletion	542,090	664,949
Operating lease right-of-use assets	50,192	80,906
Goodwill	138,677	137,695
Notes receivable	72,612	68,092
Restricted cash	80,178	2,764
Intangible and other long-term assets, net of accumulated amortization	56,042	50,455
Total assets	$1,501,079	$1,993,230

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$55,873	$92,966
Accrued expenses	130,332	182,934
Current portion of decommissioning liabilities	3,765	3,649
Liabilities held for sale	4,079	44,938
Total current liabilities	194,049	324,487

Long-term debt, net	-	1,286,629
Decommissioning liabilities	138,981	132,632
Operating lease liabilities	40,258	62,354
Deferred income taxes	5,288	3,247
Other long-term liabilities	125,356	134,308

Total liabilities not subject to compromise	503,932	1,943,657

Liabilities subject to compromise	1,335,794	-

Stockholders’ equity (deficit):
Preferred stock of $0.01 par value. Authorized - 5,000,000 shares; none issued	-	-
Common stock of $0.001 par value
Authorized - 25,000,000, Issued - 15,799,318, Outstanding - 14,826,906 at December 31, 2020	16	16
Authorized - 25,000,000, Issued - 15,689,463, Outstanding - 14,717,051 at December 31, 2019
Additional paid-in capital	2,756,889	2,752,859
Treasury stock at cost, 972,412 shares at December 31, 2020 and 2019, respectively	(4,290)	(4,290)
Accumulated other comprehensive loss, net	(67,947)	(71,927)
Accumulated deficit	(3,023,315)	(2,627,085)
Total stockholders’ equity (deficit)	(338,647)	49,573
Total liabilities and stockholders’ equity (deficit)	$1,501,079	$1,993,230

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES (DEBTOR IN POSSESSION)
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Services	$467,548	$885,252	$933,029
Rentals	241,232	376,247	380,296
Product sales	142,527	163,870	165,532
Total revenues	851,307	1,425,369	1,478,857
Costs and expenses:
Cost of services	388,319	698,150	699,322
Cost of rentals	102,571	128,695	136,135
Cost of sales	89,239	98,237	135,031
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	580,129	925,082	970,488
Depreciation, depletion, amortization and accretion - services	80,334	121,805	175,417
Depreciation, depletion, amortization and accretion - rentals	41,003	59,189	71,661
Depreciation, depletion, amortization and accretion - sales	25,456	15,465	31,361
General and administrative expenses	222,465	268,226	276,468
Restructuring expense	47,055	-	-
Reduction in value of assets	26,897	17,185	322,713
Income (loss) from operations	(172,032)	18,417	(369,251)

Other income (expense):
Interest expense, net (contractual interest $95.8 million in 2020)	(92,399)	(98,312)	(99,477)
Reorganization expenses	(21,616)	-	-
Other income (expense):	(9,229)	(2,484)	(1,678)
Loss from continuing operations before income taxes	(295,276)	(82,379)	(470,406)
Income taxes	(13,928)	(4,626)	(43,003)
Net loss from continuing operations	(281,348)	(77,753)	(427,403)
Loss from discontinued operations, net of income tax	(114,882)	(177,968)	(430,712)
Net loss	$(396,230)	$(255,721)	$(858,115)

Basic and diluted loss per share:
Net loss from continuing operations	$(18.98)	$(5.05)	$(27.69)
Loss from discontinued operations	(7.75)	(11.56)	(27.90)
Net loss	$(26.73)	$(16.61)	$(55.59)

Weighted average shares outstanding	14,822	15,393	15,437

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES (DEBTOR IN POSSESSION)
Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2020	2019	2018
Net loss	(396,230)	(255,721)	(858,115)
Change in cumulative translation adjustment, net of tax	3,980	1,250	(5,750)
Comprehensive loss	$(392,250)	$(254,471)	$(863,865)

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES (DEBTOR IN POSSESSION)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31, 2020, 2019, and 2018
(in thousands, except share data)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Treasury	comprehensive	Accumulated
	shares	stock	capital	stock	loss, net	deficit	Total
Balances, December 31, 2017	153,263,097	$153	$2,713,161	$-	$(67,427)	$(1,513,458)	$1,132,429
Net loss	-	-	-	-	-	(858,115)	(858,115)
Foreign currency translation adjustment	-	-	-	-	(5,750)	-	(5,750)
Forfeited dividends	-	-	-	-	-	209	209
Stock-based compensation expense,
net of forfeitures	-	-	24,076	-	-	-	24,076
Transactions under stock plans	1,071,371	2	(5,200)	-	-	-	(5,198)
Shares issued under Employee Stock Purchase Plan	550,950	-	3,088	-	-	-	3,088
Balances, December 31, 2018	154,885,418	$155	$2,735,125	$-	$(73,177)	$(2,371,364)	$290,739

Net loss	-	-	-	-	-	(255,721)	(255,721)
Foreign currency translation adjustment	-	-	-	-	1,250	-	1,250
Purchases of treasury stock	-	-	-	(4,290)	-	-	(4,290)
Stock-based compensation expense,
net of forfeitures	-	-	18,459	-	-	-	18,459
Transactions under stock plans	1,187,961	2	(1,677)	-	-	-	(1,675)
Shares issued under Employee Stock Purchase Plan	532,292	-	811	-	-	-	811
1-for-10 Reverse Stock Split	(140,916,208)	(141)	141	-	-	-	-
Balances, December 31, 2019	15,689,463	$16	$2,752,859	$(4,290)	$(71,927)	$(2,627,085)	$49,573

Net loss	-	-	-	-	-	(396,230)	(396,230)
Foreign currency translation adjustment	-	-	-	-	3,980	-	3,980
Stock-based compensation expense,
net of forfeitures	-	-	4,238	-	-	-	4,238
Transactions under stock plans	109,855	-	(208)	-	-	-	(208)
Balances, December 31, 2020	15,799,318	$16	$2,756,889	$(4,290)	$(67,947)	$(3,023,315)	$(338,647)

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES (DEBTOR IN POSSESSION)
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(396,230)	$(255,721)	$(858,115)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	146,793	271,410	400,848
Deferred income taxes	2,041	3,247	(61,058)
Reduction in value of assets	26,897	17,186	322,714
Reduction in value of assets held for sale	114,213	76,577	417,011
Right-of-use assets amortization	20,224	20,613	-
Stock-based compensation expense	2,628	19,814	31,451
Bad debt	12,473	76	(16,957)
Reorganization items	18,087	-	-
Other reconciling items, net	(8,309)	(16,023)	(9,545)
Changes in operating assets and liabilities:
Accounts receivable	111,948	104,462	(33,159)
Inventory and other current assets	27,933	(6,137)	(7,559)
Accounts payable	(35,170)	(12,278)	8,912
Accrued expenses	(18,154)	(37,482)	(21,113)
Other, net	(23,157)	(39,316)	(8,373)
Net cash provided by operating activities	2,217	146,428	165,057

Cash flows from investing activities:
Payments for capital expenditures	(47,653)	(140,465)	(221,370)
Proceeds from sales of assets	50,039	110,008	33,299
Net cash provided by (used in) investing activities	2,386	(30,457)	(188,071)

Cash flows from financing activities:
Delayed draw term loan commitment fee	(12,000)	-	-
Debtor in possession credit facility costs	(1,554)	-	-
Purchases of treasury stock	-	(4,290)	-
Tax withholdings for vested restricted stock units	(208)	(1,677)	(5,199)
Other	(432)	675	2,613
Net cash used in financing activities	(14,194)	(5,292)	(2,586)
Effect of exchange rate changes on cash	2,387	961	(3,135)
Net change in cash, cash equivalents, and restricted cash	(7,204)	111,640	(28,735)
Cash, cash equivalents, and restricted cash at beginning of period	275,388	163,748	192,483
Cash, cash equivalents, and restricted cash at end of period	$268,184	$275,388	$163,748

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest paid	$72,558	$99,585	$101,056
Income taxes paid (net of income tax refunds received)	(27,345)	5,354	3,137
Non-cash investing activity:
Capital expenditures included in accounts payable and accrued expenses	7,403	10,567	26,259

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES (DEBTOR IN POSSESSION)

Notes to Consolidated Financial Statements

Years Ended December 31, 2020, 2019 and 2018

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

Chapter 11 Cases

•Chapter 11 Accounting

The consolidated financial statements included herein have been prepared as if we were a going concern and in accordance with FASB ASC Topic No. 852 - Reorganizations.

Weak industry conditions in 2020 negatively impacted Superior Energy Services, Inc.’s (the Former Parent, which is now known as SESI Holdings, Inc.) results of operations and cash flows and may continue to do so in the future. In order to decrease the Former Parent’s level of indebtedness and maintain the Former Parent’s liquidity at levels sufficient to meet its commitments, the Former Parent undertook a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. The Former Parent believed that even after taking these actions, it would not have sufficient liquidity to satisfy its debt service obligations and meet its other financial obligations. As a result, on December 7, 2020 (the Petition Date) the Affiliate Debtors (as defined in Note 2 – Chapter 11 Reorganization) filed petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code). On February 2, 2021 (the Effective Date), the conditions to effectiveness of the proposed Joint Prepackaged Plan of Reorganization under the Bankruptcy Code (as amended, modified or supplemented from time to time, the Plan) were satisfied or waived and the Company emerged from bankruptcy.

•Restructuring expenses

Any expenses, gains and losses that are realized or incurred before the Petition Date and in relation to the Chapter 11 proceedings are recorded under restructuring expenses on the Company’s consolidated statements of operations. Restructuring expenses were $47.1 million for the year ended December 31, 2020, which primarily consisted of professional fees related to the Chapter 11 proceedings and the RSA premium paid to noteholders that were party to the restructuring support agreement with the Former Parent.

•Reorganization expenses

The Former Parent incurred costs after the Petition Date associated with the reorganization, primarily unamortized debt issuance costs, expenses related to rejected leases and postpetition professional fees. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as reorganization items within the accompanying consolidated statement of operations for the year ended December 31, 2020. Reorganization expenses were $21.6 million for the year ended December 31, 2020, with $1.6 million and $1.0 million representing cash used in financing and operating activities, respectively, during 2020.

Reorganization expenses were $21.6 million for the year ended December 31, 2020, which consisted of:

December 31, 2020
7.125% Senior unsecured notes - unamortized debt issuance costs	$2,160
7.750% Senior unsecured notes - unamortized debt issuance costs	5,644
Credit facility - unamortized debt issuance costs	2,172
Debtor in possession credit facility costs	1,554
Rejected leases	8,601
Professional fees	1,485
Total	$21,616

•Liabilities subject to compromise

Prepetition unsecured and under-secured obligations that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise on the Company’s consolidated balance sheet. These liabilities are reported at the amounts allowed as claims by the Bankruptcy Court.

Liabilities subject to compromise as of December 31, 2020 were $1,335.8 million, which consisted of:

December 31, 2020
7.125% Senior unsecured notes due 2021	$800,000
7.750% Senior unsecured notes due 2024	500,000
Accrued interest on senior notes	35,794
Total	$1,335,794

The principal balance on the 7.125% senior unsecured notes due 2021 (the 7.125% Notes) and the 7.750% senior unsecured notes due 2024 (the 7.750% Notes) of $800.0 million and $500.0 million, respectively, has been reclassified from long-term debt to liabilities subject to compromise as of December 31, 2020. See also Note 6 - Debt for further details. Accrued interest on the 7.125% Notes and the 7.750% Notes, respectively, was also reclassified from accrued expenses to liabilities subject to compromise as of December 31, 2020.

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

The Company derives a large amount of revenue from a small number of major and independent oil and gas companies. There were no customers that exceeded 10% of the Former Parent’s total revenues in 2020, 2019 or 2018.

The Company’s assets that are potentially exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and trade receivables. The financial institutions in which the Company transacts business are large, investment grade financial institutions which are “well capitalized” under applicable regulatory capital adequacy guidelines, thereby minimizing its exposure to credit risks for deposits in excess of federally insured amounts.

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

	December 31, 2020	December 31, 2019
Finished goods	$44,123	$45,127
Raw materials	11,345	16,130
Work-in-process	6,185	9,360
Supplies and consumables	25,070	33,322
Total	$86,723	$103,939

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

Reduction in Value of Long-Lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to their fair value calculated, in part, by the estimated undiscounted future cash flows expected to be generated by the assets. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance. Estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance. Assets are grouped by subsidiary or division for the impairment testing, which represent the lowest level of identifiable cash flows. If the asset grouping’s fair value is less than the carrying amount of those items, impairment losses are recorded in the amount by which the carrying amount of such assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. The net carrying value of assets not fully recoverable is reduced to fair value. The estimate of fair value represents the best estimate based on industry trends and reference to market transactions and is subject to variability. The oil and gas industry is cyclical and estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying values of these assets and, in periods of prolonged down cycles, may result in impairment charges. See note 12 for a discussion of the reduction in value of long-lived assets recorded during 2020, 2019 and 2018.

The bankruptcy filings on the Petition Date required an assessment whether the carrying amounts of our long-lived assets would be recoverable. Management’s evaluation indicated that no additional impairment was necessary as a direct result of the bankruptcy filings.

Goodwill

The following table summarizes the Company’s goodwill (in thousands):

	Drilling
	Products
	and Services	Total

Balance, December 31, 2018	$136,788	$136,788
Foreign currency translation adjustment	907	907
Balance, December 31, 2019	137,695	137,695
Foreign currency translation adjustment	982	982
Balance, December 31, 2020	$138,677	$138,677

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

The Company weights the income approach 80% and the market-based approach 20% due to differences between the Company’s reporting units and the peer companies’ size, profitability and diversity of operations. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market value of invested capital is performed on the aggregate fair value of the reporting units. A control premium, derived from market transaction data, is used in this reconciliation to ensure that fair values are reasonably stated in conjunction with the Company’s capitalization. The Company uses all available information to estimate fair value of the reporting units, including discounted cash flows. A significant amount of judgment was involved in performing these evaluations given that the results are based on estimated future events.

During the third quarter of 2020, the Former Parent entered into a Restructuring Support Agreement (the RSA) with holders of approximately 69.2% of the 7.125% Notes and the 7.750% Notes. Entry into the RSA, along with changing industry conditions as a result of the COVID-19 pandemic constituted a triggering event that required the Former Parent to perform an interim goodwill impairment review as of September 30, 2020. The result of the goodwill impairment assessment indicated that the fair value of the Drilling Products and Services segment exceeded its net book value and, therefore, no goodwill impairment was recorded. Based on the timing of the third quarter test, along with an increase in sequential revenues and the improving business environment during the fourth quarter of 2020, the Former Parent determined that no impairment exists as of the annual test date of October 1, 2020.

During the fourth quarter of 2018, the industry climate deteriorated rapidly due to the dramatic decline in crude oil prices and the related large sell-off in the equity markets for issuers in the energy industry. As a result of the adverse changes in the business environment that occurred during the fourth quarter of 2018 and a review of the Former Parent’s expected near-term cash flows from operations, the Former Parent reviewed the goodwill for impairment. It was concluded that at December 31, 2018, the Onshore Completion and Workover Services segment’s goodwill of $583.6 million and the Production Services segment’s goodwill of $85.3 million were fully impaired. The fair value of the Drilling Products and Services segment was substantially in excess of its carrying value. See note 12 for a discussion of the reduction in value of goodwill recorded during 2018. As of each of December 31, 2020 and 2019, the Former Parent’s accumulated reduction in value of goodwill was $2,417.1 million.

Notes Receivable

The Company’s wholly owned subsidiary, Wild Well Control, Inc., has decommissioning obligations related to its ownership of a single oil and gas property and related assets. Notes receivable consist of a commitment from the seller of the property’s sole platform towards its eventual abandonment. Pursuant to an agreement with the seller, the Company will invoice the seller $115 million at the completion of decommissioning activities. This obligation was recorded at present value using an effective interest rate of 6.58%. The related discount is amortized to interest income based on the expected timing of the platform’s removal. The Former Parent recorded interest income related to notes receivable of $4.5 million, $4.2 million and $3.9 million during 2020, 2019 and 2018, respectively.

Restricted Cash

Restricted cash primarily represents cash held in a collateral account for the payment and performance of secured obligations including the reimbursement of letters of credit. Additionally, we hold cash in escrow to secure the future decommissioning obligations related to the oil and gas property.

Intangible and Other Long-Term Assets

Intangible assets consist of the following (in thousands):

		December 31,
		2020			2019
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Balance	Amount	Amortization	Balance
Customer relationships	17 years	$14,592	$(10,077)	$4,515	$19,902	$(14,680)	$5,222
Tradenames	10 years	9,045	(6,270)	2,775	8,907	(5,413)	3,494
Non-compete agreements	3 years	3,478	(3,478)	-	3,464	(3,106)	358
Total		$27,115	$(19,825)	$7,290	$32,273	$(23,199)	$9,074

Amortization expense was $1.8 million, $2.1 million and $5.6 million during 2020, 2019 and 2018, respectively. Based on the carrying values of intangible assets at December 31, 2020, amortization expense for the next five years (2021 through 2025) is estimated to be $1.0 million per year.

During 2019, the Company recorded $7.6 million of expense related to the reduction in carrying values of intangibles in the Onshore Completion and Workover Services segment (see note 12).

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

The following table summarizes the activity for the Company’s decommissioning liabilities (in thousands):

	December 31,
	2020	2019
Balance at beginning of period	$136,281	$130,096
Accretion	6,945	6,332
Liabilities settled	(480)	(147)
Balance at end of period	$142,746	$136,281

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

During 2020, 2019 and 2018, the Former Parent incurred losses from continuing operations; as such, the impact of any incremental shares would be anti-dilutive.

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

For international subsidiaries where the functional currency is the U.S. dollar, financial statements are remeasured into U.S. dollars using the historical exchange rate for most of the long-term assets and liabilities and the balance sheet date exchange rate for most of the current assets and liabilities. An average exchange rate is used for each period for revenues and expenses. These transaction gains and losses, as well as any other transactions in a currency other than the functional currency, are included in other income (expense) in the consolidated statements of operations in the period in which the currency exchange rates change. During 2020, 2019 and 2018, the Former Parent recorded foreign currency losses of $8.9 million, $0.8 million and $1.9 million, respectively.

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

New Accounting Pronouncements

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-13, Measurement of Credit Loses on Financial Instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses model (CECL). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses on financial instruments at the time the asset is originated or acquired. This update will apply to receivables arising from revenue transactions. The new standard is effective for the Company beginning on January 1, 2023. The Company has concluded that the adoption of ASU 2016-13 will not have a material impact on its consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. This update simplifies the accounting for income taxes by removing the following exceptions: (1) the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items; (2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (40 the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The update also (1) requires an entity to recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; (2) requires an entity to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; (3) specifies that an entity is not required to allocate the consolidate amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; (4) requires an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date; and (5) makes minor Codification improvements for income taxes related to employee stock ownership plans. The new standard is effective for the Company beginning on January 1, 2021. The Company is evaluating the effect ASU 2019-12 will have on its consolidated financial statements.

Subsequent Events

In accordance with authoritative guidance, the Company has evaluated and disclosed all material subsequent events that occurred after the balance sheet date, but before the financial statements were issued.

(2) Chapter 11 Reorganization

On the Petition Date, the Former Parent and certain of its direct and indirect wholly-owned domestic subsidiaries (collectively with the Former Parent, the Affiliate Debtors) filed voluntary petitions for relief (the Chapter 11 Cases) under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas Houston Division (the Bankruptcy Court) and, in connection therewith, the Affiliate Debtors filed the Plan with the Bankruptcy Court. On January 19, 2021, the Bankruptcy Court entered an order confirming and approving the Plan (the Confirmation Order).

As part of the transactions undertaken pursuant to the Plan, the Former Parent’s equity interests existing and outstanding prior to the Effective Date were cancelled. The record holders of certain of the 7.125% Notes and 7.750% Notes were deemed to have contributed all of the allowed prepetition notes claims described in the Plan against the Affiliate Debtors in exchange for shares of the Company’s Class A Common Stock, par value $0.01 per share (the Class A Common Stock). As a result, effective as of the Effective Date, the entity now known as Superior Energy Services, Inc., became the successor reporting company to the Former Parent pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended.

Executory Contracts and Leases

On January 19, 2021, the Bankruptcy Court approved the Former Parent’s motion to reject certain executory contracts, which were comprised entirely of corporate guarantees. Upon the rejection of these contracts, the counterparties were included in the general unsecured claims category, of which they are to receive a pro rata share based on their allowed claim of a $125,000 cash payment. On this same date, the Bankruptcy Court also approved the rejection of seven leases. Upon their rejection, the Company reclassified the associated lease liabilities to Liabilities subject to compromise at their allowed claim or settlement amount, with any difference recorded to Reorganization items.

Credit Facility

On the Effective Date, pursuant to the Plan, the Former Parent entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and letter of credit issuers named therein providing for a $120.0 million asset-based secured revolving credit facility (the Credit Facility), as further described in Note 6 herein.

Stockholders Agreement

On the Effective Date, in order to implement certain transactions contemplated by the Plan, the Company entered into a Stockholders Agreement (the Stockholders Agreement), to provide for certain governance matters. Other than obligations related to Confidential Information (as defined in the Stockholders Agreement), the rights and preferences of each stockholder under the Stockholders Agreement will terminate when such stockholder ceases to own shares of the Class A Common Stock.

Senior Notes

As part of the transactions undertaken pursuant to the Plan, the record holders of certain of the 7.125% Notes and the 7.750% Notes contributed all of their allowed claims described in the Plan in exchange for either (i) a cash payout to be entirely funded by an equity rights offering in connection with the Plan discussed elsewhere in this Annual Report on Form 10-K (the Equity Rights Offering), or (ii) shares of the Class A Common Stock. On the Effective Date, all outstanding obligations under the 7.125% Notes and the 7.750% Notes, were cancelled, and the applicable agreements governing such obligations were terminated. Furthermore, all existing shares of common stock of the Former Parent were cancelled pursuant to the Plan, and the Company is in the process of issuing shares of the Class A Common Stock to such noteholders, subject to dilution on account of the Class B Common Stock to be issued to the Company’s management under a management equity incentive plan. The Class A Common Stock issued to such holders is exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Section 1145 of the Bankruptcy Code (which generally exempts from such registration requirements the issuance of securities under a plan of reorganization).

By the Effective Date, the Company completed the Equity Rights Offering in accordance with the Plan, which resulted in the issuance of 735,189 shares of Class A Common Stock to accredited cash opt-out noteholders as described in the Plan. The Class A Common Stock issued to the accredited cash opt-out noteholders in the Equity Rights Offering was exempt from registration under the Securities Act pursuant to section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The proceeds of approximately $952 thousand from the Equity Rights Offering were used entirely to fund the proceeds provided to the cash opt-in noteholders.

DDTL Commitment Letter

On the Effective Date, that certain Commitment Letter, dated as of September 29, 2020 (the DDTL Commitment Letter), with certain consenting noteholders terminated in accordance with its terms upon the effectiveness of the Credit Facility without the establishment of a delayed-draw term loan facility.

Change in Control

On the Effective Date, all previously issued and outstanding equity interests in the Company were cancelled. The Company issued Class A Common Stock to Equity Rights Offering participants and holders of allowed claims arising under the Prepetition Notes (in each case subject to dilution on account of the Class B Common Stock to be issued to management pursuant to the Plan.

Affiliate Debtor Financial Statements

The following are the condensed combined financial statements for the Affiliate Debtors included in the Chapter 11 Cases:

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES (DEBTOR IN POSSESSION)
Condensed Combined Balance Sheet
(in thousands)
(Unaudited)

December 31,
ASSETS	2020
Current assets:
Cash and cash equivalents	$132,932
Accounts receivable, net of allowance for doubtful accounts of $19,036 at December 31, 2020 (1)	239,962
Income taxes receivable	13,490
Prepaid expenses	20,064
Inventory and other current assets	72,278
Assets held for sale	47,635
Total current assets	526,361

Property, plant and equipment, net of accumulated depreciation and depletion	422,848
Operating lease right-of-use assets	36,893
Notes receivable (2)	73,027
Restricted cash	80,133
Intangible and other long-term assets, net of accumulated amortization	49,841
Investment in subsidiaries	3,914,155
Total assets	$5,103,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (3)	$2,348,756
Accrued expenses	106,730
Current portion of decommissioning liabilities	3,765
Liabilities held for sale	4,079
Total current liabilities	2,463,330

Intra-group notes payable	10,500
Decommissioning liabilities	138,981
Operating lease liabilities	30,184
Deferred income taxes	16,748
Other long-term liabilities	125,176

Total liabilities not subject to compromise	2,784,919

Liabilities subject to compromise	1,335,794

Total stockholders' equity	982,545

Total liabilities and stockholders' equity	$5,103,258

(1) Includes intra-group receivables in the amount of $111.4 million.
(2) Includes intra-group note receivables in the amount of $0.4 million.
(3) Includes intra-group payables in the amount of $2,315.8 million.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES (DEBTOR IN POSSESSION)
Condensed Combined Statement of Operations
(in thousands)
(Unaudited)

Year Ended December 31,
2020
Revenues:
Revenues	$627,070
Revenues - affiliates	25,790
Total revenues	652,860
Costs and expenses:
Cost of revenues	421,295
Cost of revenues - affiliates	14,046
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	435,341
Depreciation, depletion, amortization and accretion	112,395
General and administrative expenses	185,236
Restructuring expense	47,055
Reduction in value of assets	21,049
Income (loss) from operations	(148,216)

Other income (expense):
Interest expense, net (contractual interest $95.8 million)	(93,132)
Reorganization expenses	(21,616)
Other income (expense):	(555)
Loss from continuing operations before income taxes	(263,519)
Income taxes	(1,155)
Net loss from continuing operations	(262,364)
Loss from discontinued operations, net of income tax	(114,882)
Net loss	$(377,246)

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES (DEBTOR IN POSSESSION)
Condensed Combined Statement of Cash Flows
(in thousands)
(Unaudited)

Year Ended December 31,
2020
Cash flows from operating activities:
Net loss	$(377,246)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	112,395
Deferred income taxes	8,569
Reduction in value of assets	21,049
Reduction in value of assets held for sale	114,213
Right-of-use assets amortization	16,107
Stock-based compensation expense	2,344
Bad debt	12,377
Reorganization items	18,087
Other reconciling items, net	(4,569)
Changes in operating assets and liabilities:
Accounts receivable	96,851
Inventory and other current assets	27,856
Accounts payable	(19,282)
Accrued expenses	(18,089)
Income taxes	(12,208)
Other, net	(3,509)
Net cash used in operating activities	(5,055)

Cash flows from investing activities:
Payments for capital expenditures	(41,179)
Proceeds from sales of assets	49,792
Net cash provided by investing activities	8,613

Cash flows from financing activities:
Delayed draw term loan commitment fee	(12,000)
Debtor in possession credit facility costs	(1,554)
Other	(640)
Net cash used in financing activities	(14,194)

Net change in cash, cash equivalents, and restricted cash	(10,636)
Cash, cash equivalents, and restricted cash at beginning of period	223,702
Cash, cash equivalents, and restricted cash at end of period	$213,066

(3) Revenue

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

Disaggregation of revenue

The following table presents the Company’s revenues by segment disaggregated by geography (in thousands):

	Years Ended December 31,
	2020	2019	2018
U.S. land
Drilling Products and Services	$78,537	$178,345	$176,448
Onshore Completion and Workover Services	130,798	341,297	406,248
Production Services	61,532	138,300	195,363
Technical Solutions	18,652	40,363	31,137
Total U.S. land	$289,519	$698,305	$809,196

U.S. offshore
Drilling Products and Services	$112,583	$125,104	$100,855
Onshore Completion and Workover Services	-	-	-
Production Services	37,478	73,610	66,512
Technical Solutions	83,519	141,851	160,507
Total U.S. offshore	$233,580	$340,565	$327,874

International
Drilling Products and Services	$90,277	$108,124	$106,416
Onshore Completion and Workover Services	-	-	-
Production Services	177,319	193,920	156,650
Technical Solutions	60,612	84,455	78,721
Total International	$328,208	$386,499	$341,787
Total Revenues	$851,307	$1,425,369	$1,478,857

The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	Years Ended December 31,
	2020	2019	2018
Services
Drilling Products and Services	$45,226	$69,958	$54,997
Onshore Completion and Workover Services	118,948	303,542	364,500
Production Services	215,812	348,168	352,590
Technical Solutions	87,562	163,584	160,942
Total Services	$467,548	$885,252	$933,029

Rentals
Drilling Products and Services	$198,725	$291,975	$281,750
Onshore Completion and Workover Services	11,850	37,755	41,748
Production Services	21,462	32,402	36,568
Technical Solutions	9,195	14,115	20,230
Total Rentals	$241,232	$376,247	$380,296

Product Sales
Drilling Products and Services	$37,446	$49,640	$46,972
Onshore Completion and Workover Services	-	-	-
Production Services	39,055	25,260	29,367
Technical Solutions	66,026	88,970	89,193
Total Product Sales	$142,527	$163,870	$165,532
Total Revenues	$851,307	$1,425,369	$1,478,857

(4) Leases

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

The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities of approximately $100.0 million as of January 1, 2019, with no related impact on the Company’s consolidated statement of equity or consolidated statement of operations. Short-term leases have not been recorded on the balance sheet.

Accounting Policy for Leases

The Company determines if an arrangement is a lease at inception. All of the Company’s leases are operating leases and are included in ROU assets, accounts payable and operating lease liabilities in the consolidated balance sheet.

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

Overview

The Company’s operating leases are primarily for real estate, machinery and equipment, and vehicles. Prior period financial information has not been adjusted and continues to be reflected in accordance with the Company’s historical accounting policy. The terms and conditions for these leases vary by the type of underlying asset. Total operating lease expense was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Long-term fixed lease expense	$22,855	$33,577	$33,642
Long-term variable lease expense	385	406	749
Short-term lease expense	10,482	17,670	14,367
Total operating lease expense	$33,722	$51,653	$48,758

Supplemental Balance Sheet Information

Operating leases were as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating lease ROU assets	$50,192	$80,906

Accrued expenses	$18,491	$21,072
Operating lease liabilities	40,258	62,354
Total operating lease liabilities	$58,749	$83,426

Weighted average remaining lease term	9 years	9 years
Weighted average discount rate	6.35%	6.75%

Cash paid for operating leases	$26,949	$34,207
ROU assets obtained in exchange for lease obligations	$4,206	$20,200

Maturities of operating lease liabilities at December 31, 2020 are as follows (in thousands):

2021	$22,310
2022	14,534
2023	10,997
2024	8,276
2025	5,528
Thereafter	23,172
Total lease payments	84,817
Less imputed interest	(26,068)
Total	$58,749

(5) Property, Plant and Equipment

A summary of property, plant and equipment is as follows (in thousands):

	December 31,
	2020	2019
Machinery and equipment	$2,228,539	$2,425,526
Buildings, improvements and leasehold improvements	227,828	255,719
Automobiles, trucks, tractors and trailers	12,395	22,727
Furniture and fixtures	34,246	40,694
Construction-in-progress	4,793	16,661
Land	53,952	48,534
Oil and gas producing assets	15,117	69,204
Total	2,576,870	2,879,065
Accumulated depreciation and depletion	(2,034,780)	(2,214,116)
Property, plant and equipment, net	$542,090	$664,949

The Company had $28.9 million and $68.4 million of leasehold improvements at December 31, 2020 and 2019, respectively. These leasehold improvements are depreciated over the shorter of the life of the asset or the term of the lease using the straight line method. Depreciation expense (excluding depletion, amortization and accretion) was $133.6 million, $180.2 million and $258.6 million during 2020, 2019 and 2018, respectively.

(6) Debt

The commencement of the Chapter 11 Cases constituted an event of default with respect to the Prepetition Credit Facility (defined below) and the 7.125% Notes and 7.750% Notes. The enforcement of any obligations under the prepetition debt was automatically stayed as a result of the Chapter 11 Cases throughout 2020. On the Effective Date, obligations under these notes, including principal and accrued interest, were fully extinguished in exchange for equity in the post-emergence Company. In addition, upon emergence the Credit Facility was entered, as described in “Note 2—Chapter 11 Reorganization.”

Reclassification of Debt

The balances outstanding under the Former Parent’s 7.125% Notes and 7.750% Notes were classified as liabilities subject to compromise on the accompanying consolidated balance sheets at December 31, 2020.

Prepetition Indebtedness:

The Former Parent’s outstanding debt was as follows (in thousands) for the periods indicated:

		December 31, 2020	December 31, 2019
	Stated Interest Rate (%)	Long-term
Senior unsecured notes due September 2024	7.750	$500,000	$500,000
Senior unsecured notes due December 2021	7.125	800,000	800,000
Total debt, gross		1,300,000	1,300,000
Reclassification to liabilities subject to compromise		(1,300,000)	-
Unamortized debt issuance costs		-	(13,371)
Total debt, net		$-	$1,286,629

Debt maturities presented as of December 31, 2020 were as follows (in thousands):

2021	$800,000
2022	-
2023	-
2024	500,000
2025	-
Thereafter	-
Total	$1,300,000

Credit Facility

Prior to the commencement of the Chapter 11 Cases, the Former Parent had an asset-based revolving credit facility (the Prepetition Credit Facility) which matured in October 2022. The enforcement of any obligations under the Prepetition Credit Facility was automatically stayed as a result of the Chapter 11 Cases throughout 2020. Upon commencement of the Chapter 11 Cases, all amounts outstanding under the Prepetition Credit Facility became outstanding under the DIP Credit Facility (defined below).

The borrowing base under the Prepetition Credit Facility was calculated based on a formula referencing the borrower’s and the subsidiary guarantors’ eligible accounts receivable, eligible inventory and eligible premium rental drill pipe less reserves. Availability under the Prepetition Credit Facility was the lesser of (i) the commitments, (ii) the borrowing base and (iii) the highest principal amount permitted to be secured under the indenture governing the 7.125% Notes.

Senior Unsecured Notes

The indenture governing the 7.750% Notes required semi-annual interest payments on March 15 and September 15 of each year through the maturity date of September 15, 2024. The indenture contained customary events of default and required satisfaction of various covenants.

The indenture governing the 7.125% Notes required semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.  The indenture contained customary events of default and required satisfaction of various covenants.

The enforcement of any obligations under the prepetition debt was automatically stayed as a result of the Chapter 11 Cases throughout 2020.

Postpetition Indebtedness:

DIP Credit Facility

In connection with the Chapter 11 Cases, the Affiliate Debtors filed a motion for approval of a debtor-in-possession financing facility, and on December 8, 2020, the Bankruptcy Court approved such motion and entered into an order approving the financings (the DIP Order). In accordance with the DIP Order, on December 9, 2020, the Former Parent, as guarantor and SESI, as borrower, entered into a $120 million Senior Secured Debtor-in-Possession Credit Agreement (the DIP Credit Facility) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. On the effective date of the DIP Credit Facility, all of the outstanding undrawn letters of credit under the Prepetition Credit Facility were deemed outstanding under the DIP Credit Facility.

Credit Facility

On the Effective Date, in accordance with the Plan, the Former Parent, as guarantor and SESI, as borrower, entered into the Credit Facility providing for a $120.0 million asset-based secured revolving credit facility, which is available for the issuing of letters of credit. The Credit Facility will mature on December 9, 2024. The borrowing base under the Credit Facility will be determined by reference to SESI’s and the subsidiary guarantors’ (i) eligible accounts receivable, (ii) eligible inventory, (iii) solely during the period from the Effective Date until the earlier of December 9, 2022 and the date that unrestricted cash of the Former Parent and its wholly- owned subsidiaries is less than $75 million, eligible premium rental drill pipe and (iv) so long as there are no loans outstanding at such time, certain cash of SESI’s and the subsidiary guarantors, less reserves established by the administrative agent in its permitted discretion.

Availability under the Credit Facility at any time will be the lesser of (i) the aggregate commitments under the Credit Facility and (ii) the borrowing base at such time. As of the Effective Date, the borrowing base under the Credit Facility was approximately $95.0 million (excluding Eligible Cash as defined in the Credit Facility), and may increase or decrease as a result of, among other things, changes in the Former Parent’s and its subsidiaries’ accounts receivable and inventory. The liquidity position is further supported by approximately $242 million in total cash as of the Effective Date (with $72 million held by non-guarantors). Subject to certain conditions, upon request and with the consent of the participating lenders, the total commitments under the Credit Facility may be increased to $170.0 million. SESI’s obligations under the Credit Facility are guaranteed by the Former Parent and all of SESI’s material domestic subsidiaries, and secured by substantially all of the Former Parent’s, SESI’s and the subsidiary guarantors’ assets, other than real property.

On the Effective Date, the Credit Facility replaced the previous DIP Credit Facility, and approximately $46.6 million of undrawn letters of credit issued under the DIP Credit Facility were deemed issued under the Credit Facility. All accrued and unpaid fees and other amounts thereunder were paid in full as well.

Borrowings under the Credit Facility will bear interest, at SESI’s option, at either an adjusted LIBOR rate plus an applicable margin ranging from 3.00% to 3.50% per annum, or an alternate base rate plus an applicable margin ranging from 2.00% to 2.50% per annum, in each case on the basis of the consolidated fixed charge coverage ratio. In addition, SESI is required to pay (i) a letter of credit fee ranging from 3.00% to 3.50% per annum on the basis of the consolidated fixed charge coverage ratio on the aggregate face amount of all outstanding letters of credit,(ii) to the issuing lender of each letter of credit, a fronting fee of no less than 0.25% per annum on the outstanding amount of each such letter of credit and (iii) commitment fees of 0.50% per annum on the daily unused amount of the Credit Facility, in each case quarterly in arrears.

The Credit Facility contains various covenants requiring compliance, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Facility requires compliance with a fixed charge coverage ratio of 1.0 to 1.0 if (a) an event of default has occurred and is continuing or (b) availability under the Credit Facility is less than the greater of $20.0 million or 15% of the lesser of the aggregate commitments and the borrowing base. The covenant and other restrictions of the Credit Facility significantly restrict our ability to incur borrowings other than letters of credit.

(7) Stock-Based and Long-Term Incentive Compensation

As discussed in “Note 2—Chapter 11 Reorganization,” on the Effective Date and pursuant to the terms of the Plan, all of the Former Parent’s common stock (and any share-based compensation based on such common stock) was canceled. The Former Parent's share-based compensation plans were also terminated on the Effective Date. Accordingly, the following discussion relates solely to the Former Parent’s share-based compensation plan and share-based compensation issued and outstanding prior to such cancellation. On September 28, 2020, the Board of Directors of the Former Parent approved the implementation of a Key Employee Retention Program (the KERP), which was designed to retain key employees in their current roles over the near term while providing them with financial stability. The KERP payments were in lieu of any outstanding unvested awards under the Former Parent’s long-term equity-based incentive plans (other than any cash-based performance units (which we refer to as PSUs) granted in 2018 and 2019) and any 2020 annual bonuses that would otherwise be payable to the KERP participants. The KERP provided for one-time retention payments equal to approximately $7.3 million in the aggregate to the six executive officers of the Company, including its named executive officers. The KERP further provided for approximately $2.4 million of retention payments to other non-executive employees.

In 2020, the Former Parent was authorized to grant restricted stock units, stock options, performance share units and other cash and stock awards as part of its Long-Term Incentive Program (LTIP).

Total stock-based compensation expense and the associated tax benefits are as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Stock options	$94	$2,743	$4,247
Restricted stock units	4,144	15,716	19,828
Cash restricted stock units	(56)	298	-
Cash-based PSUs	(1,554)	935	6,912
Total compensation expense	2,628	19,692	30,987

Related income taxes	610	4,569	7,189
Total compensation expense, net of income taxes	$2,018	$15,123	$23,798

Total stock-based compensation expense is reflected in general and administrative expenses in the consolidated statements of operations.

Stock Options

The Former Parent’s stock option grants generally vested in equal installments over three years and expired in ten years from the grant date. Non-vested stock options were generally forfeited upon termination of employment.

Compensation expense for stock option grants was recognized based on the fair value at the date of grant using the Black-Scholes-Merton option pricing model. Historical data, among other factors, was used to estimate the expected volatility and the expected life of the stock options. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected life of the stock option. The dividend yield was based on our historical and projected dividend payouts.

The Former Parent did not grant any stock options during the year ended December 31, 2020. The weighted average fair values of stock options granted in 2019 and 2018, and the assumptions used in estimating those fair values were as follows:

	Years ended December 31,
	2019	2018
Weighted average fair value of stock options granted	$24.60	$56.12

Black-Scholes-Merton Assumptions:
Risk free interest rate	2.57%	2.43
Expected life (years)	6	6
Volatility	56.62%	51.21

The following table summarizes stock option activity for 2020:

	Number of Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at beginning of period	669,360	$169.11	4.7	$-
Granted	-	$-
Exercised	-	$-
Forfeited	(56,056)	$63.18
Expired	(145,057)	$249.23
Outstanding at end of period	468,247	$156.97	4.5	$-
Exercisable at end of period	468,247	$156.97	4.5	$-
Options expected to vest at end of period	-	$-	-	$-

There were not any stock option exercises during the past three years. As of December 31, 2020, all stock options were fully vested. The Chapter 11 Cases resulted in the cancellation of the stock options.

Restricted Stock Units

RSUs granted as part of the Former Parent’s LTIP generally vested in equal annual installments over three years. On the vesting date, each RSU would be converted to one share of common stock having an aggregate value determined by the closing stock price on the vesting date. Holders of RSUs were not entitled to any rights of a stockholder, such as the right to vote shares.

The following table summarizes RSU activity for 2020. All KERP participants surrendered their RSU awards as a condition to participation in the KERP:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	413,966	$78.32
Granted	-	$-
Vested	(149,529)	$93.11
Forfeited	(130,201)	$59.33
Non-vested at end of period	134,236	$80.27

At December 31, 2020, there were $1.2 million of unrecognized compensation expense related to unvested RSUs, which the Company expects to recognize in the first quarter of 2021, upon reflecting the cancellation of these awards as part of the Plan.

Liability-Classified Awards

Performance Share Units

In 2020, as part of the Former Parent’s LTIP, PSUs were issued providing for a three year performance period. The 2020 PSU grants were surrendered as a condition to participation in the KERP.

At December 31, 2020, there were 210,398 PSUs outstanding (96,522 and 113,876 related to performance periods ending December 31, 2020 and 2021, respectively). Both current and long-term liabilities for this liability-based compensation award have been recorded.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (ESPP) terminated in accordance with its terms in 2019. In 2019 and prior years, eligible employees were allowed to purchase shares of the Former Parent’s common stock at a discount during six month offering periods beginning on January 1st and July 1st of each year and ending on June 30 and December 31 of each year, respectively.

The following table summarizes ESPP activity during 2019 and 2018 (in thousands except shares):

	Years ended December 31,
	2019	2018
Cash received for shares issued	$689	$2,625
Compensation expense	$122	$463
Shares issued	532,292	550,950

401(k)/Profit Sharing Plan

The Company maintains a defined contribution profit sharing plan for employees who have satisfied minimum service requirements. Employees may contribute up to 75% of their eligible earnings to the plan subject to the contribution limitations imposed by the Internal Revenue Service. The Company provides a nondiscretionary match of 100% of an employee’s contributions to the plan, up to 4% of the employee’s salary. The Former Parent made contributions of $6.2 million, $10.5 million and $10.0 million in 2020, 2019 and 2018, respectively.

Non-Qualified Deferred Compensation Plan

The Company maintains a non-qualified deferred compensation plan which allows senior management to defer up to 75% of their base salary, up to 100% of their bonus, up to 100% of the cash portion of their PSU compensation and up to 100% of the vested RSUs to the plan. The Company also maintains a non-qualified deferred compensation plan for its non-employee directors which allows each director to defer up to 100% of their cash compensation paid by the Company. Payments are made to participants based on their annual enrollment elections and plan balances.

The following table summarizes deferred compensation balances (in thousands):

		December 31,
	Balance sheet location	2020	2019
Deferred compensation assets	Intangible and other long-term assets, net	$15,013	$15,499
Deferred compensation liabilities, short-term	Accounts payable	$2,869	$1,372
Deferred compensation liabilities, long-term	Other long-term liabilities	$20,697	$23,466

Supplemental Executive Retirement Plan

The Company has a supplemental executive retirement plan (SERP). The SERP provides retirement benefits to the Company’s executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant. Prior to January 1, 2020, under the SERP, the Former Parent made annual contributions to a retirement account based on age and years of service. The participants in the plan received contributions ranging from 5% to 35% of salary and annual cash bonus, which totaled $0 million, $1.1 million and $1.2 million during 2020, 2019 and 2018, respectively. During 2020, 2019 and 2018, the Former Parent paid $0, $2.3 million and $0, respectively, to eligible participants in the SERP.

(8) Income Taxes

The components of loss from continuing operations before income taxes are as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Domestic	$(260,117)	$(81,443)	$(448,575)
Foreign	(35,159)	(936)	(21,831)
	$(295,276)	$(82,379)	$(470,406)

The components of income tax benefit are as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Current:
Federal	$(36,506)	$-	$-
State	1,033	1,573	2,118
Foreign	8,498	(3,359)	14,856
	(26,975)	(1,786)	16,974
Deferred:
Federal	17,155	1,792	(66,039)
State	(638)	1,622	(4,161)
Foreign	(3,470)	(6,254)	10,223
	13,047	(2,840)	(59,977)
	$(13,928)	$(4,626)	$(43,003)

A reconciliation of the U.S. statutory federal tax rate to the consolidated effective tax rate is as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Computed expected tax benefit	$(62,008)	$(17,513)	$(98,785)
Increase (decrease) resulting from
State and foreign income taxes	12,604	10,970	10,437
Reduction in value of assets	-	(233)	27,680
Valuation allowance	32,890	21,353	-
Other	2,586	(19,203)	17,665
Income tax benefit	$(13,928)	$(4,626)	$(43,003)

Certain of the restructuring transactions contemplated by the Chapter 11 Cases and the Plan may have a material impact on the Company’s tax attributes, the full extent of which is currently unknown. Cancellation of indebtedness income resulting from such restructuring transactions may significantly reduce the Company’s tax attributes, including but not limited to net operating loss carryforwards. Further, the Company experienced an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), upon confirmation of the Plan by the Bankruptcy Court which will subject certain remaining tax attributes to an annual limitation under Section 382 of the Code.

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a tax relief and spending package intended to provide economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act allows corporations with net operating losses generated in 2018, 2019 and 2020 to elect to carryback those losses for a period of five years and relaxes the limitation for business interest deductions for 2019 and 2020. Under the provisions of the CARES Act, the Former Parent received a refund of $30.5 million in July 2020 related to the carryback of the 2018 net operating loss and received a refund of $8.2 million in February 2021 related to the carryback of the 2019 net operating loss.

During 2018, the Former Parent recorded a $668.9 million reduction in value of goodwill relating to its Onshore Completion and Workover Services and Production Services segments. For tax purposes, the goodwill impairment generated a reduction to the permanent book-tax basis difference of $548.8 million and a reduction to the book-tax temporary basis difference of $102.0 million net of current year amortization expense of $18.0 million. The 2018 effective tax rate was significantly impacted by the permanent adjustment related to the reduction in value of assets caused by the goodwill impairment.

The tax effects of temporary differences that give rise to significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$1,713	$1,291
Operating loss and tax credit carryforwards	150,426	136,647
Compensation and employee benefits	27,625	35,532
Decommissioning liabilities	30,960	29,405
Operating leases	2,792	1,002
Other	34,578	24,903
	248,094	228,780
Valuation allowance	(139,106)	(84,741)
Net deferred tax assets	108,988	144,039

Deferred tax liabilities:
Property, plant and equipment	69,510	114,024
Notes receivable	12,977	12,977
Goodwill and other intangible assets	23,920	20,285
Other	7,869	-
Deferred tax liabilities	114,276	147,286
Net deferred tax liability	$5,288	$3,247

At December 31, 2020, the Former Parent had $274 million in U.S. net operating loss carryforwards, which are available to reduce future taxable income. The expiration date for utilization of the U.S. loss carryforwards is 2037 for losses generated before 2018. Losses generated after 2017 have an indefinite carryforward that is limited to 80% of taxable income each year. At December 31, 2020, the Former Parent also had various state net operating loss carryforwards with expiration dates from 2020 to 2038. A net deferred tax asset of $15.4 million reflects the expected future tax benefit for the state loss carryforwards. At December 31, 2020, the Former Parent also had a U.S. foreign tax credit carryforward of $54.5 million with expiration dates from 2025 to 2027.

Management evaluates whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. The Former Parent has incurred a cumulative loss over the three-year period ended December 31, 2020. Such evidence limits the ability to consider other projections of future growth. After considering all available evidence at December 31, 2020, the Company determined that a portion of the deferred tax assets would not be realized. Accordingly, the Company increased the valuation allowance by $54 million.

The Company has not provided income tax expense on earnings of its foreign subsidiaries, since the Company has reinvested or expects to reinvest undistributed earnings outside the U.S. indefinitely. At December 31, 2020, the Company’s foreign subsidiaries had an overall accumulated deficit in earnings. The Company does not intend to repatriate the earnings of its profitable foreign subsidiaries. The Company has not provided U.S. income taxes for such earnings. These earnings could become subject to U.S. income tax if repatriated. It is not practicable to estimate the amount of taxes that might be payable on such undistributed earnings.

The Company files income tax returns in the U.S., including federal and various state filings, and certain foreign jurisdictions. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. The Company remains subject to U.S. federal tax examinations for years after 2017.

The Former Parent had unrecognized tax benefits of $13.2 million, $13.2 million and $30.6 million as of December 31, 2020, 2019 and 2018, respectively, all of which would impact the Company’s effective tax rate if recognized.

The activity in unrecognized tax benefits is as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Unrecognized tax benefits at beginning of period	$13,206	$30,558	$30,656
Additions based on tax positions related to prior years	1,757	2,500	1,899
Reductions based on tax positions related to prior years	-	-	(1,864)
Reductions as a result of a lapse of the applicable statute of limitations	(757)	-	(133)
Reductions relating to settlements with taxing authorities	(1,000)	(19,852)	-
Unrecognized tax benefits at end of period	$13,206	$13,206	$30,558

The amounts above include accrued interest and penalties of $5.8 million, $5.0 million and $9.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2019, the Former Parent recorded a reduction in unrecognized tax benefits of $19.9 million relating to settlements of income tax audits in foreign countries. Interest and penalties associated with the unrecognized tax benefits are classified as a component of income tax expense in the consolidated statements of operations.

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

For the years ended December 31, 2020, 2019 and 2018, operating results of Pumpco Energy Services, Inc. (Pumpco) are reported in discontinued operations (see note 13). Previously those operating results were reported within the Onshore Completion and Workover Services segment.

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

Summarized financial information for the Company’s segments is as follows (in thousands):

2020

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$281,397	$130,798	$276,329	$162,783	$-	$851,307
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	97,894	123,443	230,939	127,853	-	580,129
Depreciation, depletion, amortization
and accretion	61,526	22,301	39,867	19,329	3,770	146,793
General and administrative expenses	51,332	16,326	30,292	44,660	79,855	222,465
Restructuring expense	-	-	-	-	47,055	47,055
Reduction in value of assets	599	1,857	7,558	14,900	1,983	26,897
Income (loss) from operations	70,046	(33,129)	(32,327)	(43,959)	(132,663)	(172,032)
Interest income (expense), net	-	-	-	4,539	(96,938)	(92,399)
Reorganization expenses	-	(1,606)	(490)	-	(19,520)	(21,616)
Other income	-	-	-	-	(9,229)	(9,229)
Income (loss) from continuing operations
before income taxes	$70,046	$(34,735)	$(32,817)	$(39,420)	$(258,350)	$(295,276)

2019

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$411,573	$341,297	$405,830	$266,669	$-	$1,425,369
Cost of revenues (exclusive of depreciation,
depletion, amortization and accretion)	154,503	274,162	328,527	167,890	-	925,082
Depreciation, depletion, amortization
and accretion	83,999	33,699	51,370	22,665	4,726	196,459
General and administrative expenses	60,094	25,621	29,622	59,587	93,302	268,226
Reduction in value of assets	-	8,122	2,055	7,008	-	17,185
Income (loss) from operations	112,977	(307)	(5,744)	9,519	(98,028)	18,417
Interest income (expense), net	-	-	-	4,172	(102,484)	(98,312)
Other expense	-	-	-	-	(2,484)	(2,484)
Income (loss) from continuing operations
before income taxes	$112,977	$(307)	$(5,744)	$13,691	$(202,996)	$(82,379)

2018

		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
Revenues	$383,719	$406,248	$418,525	$270,365	$-	$1,478,857
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	148,019	315,291	342,420	164,758	-	970,488
Depreciation, depletion, amortization
and accretion	112,111	68,183	66,993	25,653	5,499	278,439
General and administrative expenses	53,688	24,386	41,499	57,600	99,295	276,468
Reduction in value of assets	-	227,801	92,252	-	2,660	322,713
Income (loss) from operations	69,901	(229,413)	(124,639)	22,354	(107,454)	(369,251)
Interest income (expense), net	-	-	-	3,915	(103,392)	(99,477)
Other income	-	-	-	-	(1,678)	(1,678)
Income (loss) from continuing operations
before income taxes	$69,901	$(229,413)	$(124,639)	$26,269	$(212,524)	$(470,406)

Identifiable Assets
		Onshore
	Drilling	Completion
	Products and	and Workover	Production	Technical	Corporate and	Consolidated
	Services	Services	Services	Solutions	Other	Total
December 31, 2020	$557,469	$183,065	$368,185	$260,339	$132,021	$1,501,079
December 31, 2019	$659,621	467,697	$421,848	$377,627	$66,437	$1,993,230
December 31, 2018	$587,264	$808,037	$434,430	$340,161	$46,070	$2,215,962

At December 31, 2020 and 2019, respectively, the Onshore Completion and Workover Services segment included $47.6 million and $216.2 million of identifiable assets relating to Pumpco that were classified as assets held for sale on the consolidated balance sheet, see note 13.

During 2019, the Former Parent sold its drilling rig service line, which was previously included in the Onshore Completion and Workover Services segment. This service line included twelve active U.S. land based drilling rigs and associated equipment with a carrying value of $66.2 million. The Former Parent received $78.0 million in cash proceeds and recognized a $0.2 million loss on sale of assets. In addition, the Former Parent recorded a $7.5 million impairment of the intangibles associated with the disposed assets.

Capital Expenditures
		Onshore
	Drilling	Completion
	Products and	and Workover		Production	Technical	Corporate and	Consolidated
	Services	Services	(1)	Services	Solutions	Other	Total
December 31, 2020	$24,053	$1,825		$15,558	$4,051	$2,166	$47,653
December 31, 2019	$63,252	$5,830		$17,009	$11,377	$6,254	$103,722
December 31, 2018	$46,649	$39,699		$8,651	$16,221	$2,056	$113,276

(1)Excludes capital expenditures related to Pumpco of $36.7 million and $108.1 million for the years ended December 31, 2019, and 2018, respectively.

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

Revenues
	Years Ended December 31,
	2020	2019	2018
United States	$523,099	$1,038,870	$1,137,070
Other countries	328,208	386,499	341,787
Total	$851,307	$1,425,369	$1,478,857

Long-Lived Assets

	December 31,
	2020	2019
United States	$387,097	$489,189
Other countries	154,993	175,760
Total	$542,090	$664,949

(10) Fair Value Measurements

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$-	$15,013	$-	$15,013
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$2,869	$-	$2,869
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$20,697	$-	$20,697
Total debt	$409,050	$-	$-	$409,050

	Fair Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$-	$15,499	$-	$15,499
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$1,372	$-	$1,372
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$23,466	$-	$23,466
Total debt	$1,021,300	$-	$-	$1,021,300

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

The following table reflects the fair value measurements used in testing the impairment of long-lived assets (in thousands):

	Years Ended December 31,
	2020		2019
	Impairment	Fair Value	Impairment	Fair Value
Intangible assets	$-	$-	$7,556	$-
Property, plant and equipment, net	$26,897	$13,593	$9,629	$25,000

Fair value is measured as of the impairment date using Level 3 inputs. See note 12 for discussion of reduction in value of assets recorded during 2020 and 2019.

Nonrecurring Fair Value Measurements

Long-lived assets within our assets held for sale were measured at fair value on a nonrecurring basis at December 31, 2020. Fair value of the long-lived assets within assets held for sale was measured using Level 3 inputs and based on an estimated sales price less marketing costs. In 2020, the Company recorded a $114.2 million reduction in value of assets on its assets held for sale. This expense is reported within loss from discontinued operations, net of income tax within the accompanying consolidated statement of operations for the year ended December 31, 2020. See note 13 to our consolidated financial statements for further discussion of the discontinued operations.

(11) Contingencies

Due to the nature of the Company’s business, the Company is involved, from time to time, in various routine litigation or subject to disputes or claims or actions, including those commercial in nature, regarding its business activities in the ordinary course of business. Legal costs related to these matters are expensed as incurred. Management is of the opinion that none of the claims and actions will have a material adverse impact on the Company's financial position, results of operations or cash flows.

A subsidiary of the Company is involved in legal proceedings with two former employees regarding the payment of royalties for a patentable product paid for by the subsidiary and developed while they worked for the subsidiary. On April 2, 2018, the former employees and their corporation filed a lawsuit in the Harris County District Court alleging that the royalty payments they had invoiced at 25% and for which they received payments since 2010, should have been paid at a rate of 50%. In May 2019, the jury issued a verdict in favor of the plaintiffs. On October 25, 2019, the court issued a final judgment against the Company which the Company has fully secured with a supersedeas bond. The Company strongly disagrees with the verdict and believes the district court committed several legal errors that should result in a reversal or remand of the case by the Court of Appeals.

Commencement of the Chapter 11 Cases automatically stayed certain proceedings and actions against the Debtors. These cases continue after the Chapter 11 Cases.

(12) Reduction in Value of Assets

During 2020, 2019 and 2018, the Former Parent recorded $26.9 million, $17.2 million and $322.7 million in expense related to reduction in value of assets, respectively. The components of the reductions in value of assets are as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Reduction in value of goodwill	$-	$-	$251,826
Reduction in value of long-lived assets	26,897	17,185	70,887
Total reduction in value of assets	$26,897	$17,185	$322,713

Reduction in Value of Long-Lived Assets

During 2020, the Former Parent recorded $26.9 million in connection with the reduction in value of its long-lived assets. The reduction in value of assets was related to reduction in value of long-lived assets primarily in our Technical Solutions and Production Services segments.

During 2019, the Former Parent recorded $17.2 million in connection with the reduction in value of its long-lived assets. The reduction in value of assets was primarily related to reduction in value of certain intangibles in the Onshore Completion and Workover Services segment and long-lived assets in the Technical Solutions segment.

During 2018, the Former Parent recorded $70.9 million in connection with the reduction in value of its long-lived assets. The reduction in value of assets was comprised of $41.4 million and $19.8 million related to property, plant and equipment and intangibles, respectively, in the well servicing rigs business in the Onshore Completion and Workover Services segment and $5.1 million related to property, plant and equipment and $1.9 million related to intangibles in the Production Services segment. The reduction in value of assets recorded during 2018 was primarily driven by the decline in demand for these services and the forecast did not indicate a timely recovery sufficient to support the carrying values of these assets. In addition, the Former Parent recorded a $2.6 million reduction in carrying value of its former corporate facility and its related assets.

Reduction in Value of Goodwill

During 2018, the Former Parent recorded a $251.8 million reduction in value of goodwill relating to its Onshore Completion and Workover Services and Production Services segments. The Company determined that the fair value of its goodwill for the Onshore Completion and Workover Services segment was less than its carrying value and fully wrote-off the related goodwill balances.

(13) Discontinued Operations

On December 10, 2019, the Former Parent’s indirect, wholly owned subsidiary, Pumpco, completed its existing hydraulic fracturing field operations and determined to discontinue, wind down and exit its hydraulic fracturing operations. The Company intends to maintain an adequate number of employees to efficiently wind down Pumpco’s business. The financial results of Pumpco’s operations have historically been included in the Former Parent’s Onshore Completions and Workover Services segment. The Company will continue to sell Pumpco’s fixed assets over time.

The following table summarizes the components of loss from discontinued operations, net of tax for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years ended December 31,
	2020	2019	2018
Revenues	$521	$281,452	$651,408
Cost of services	8,410	272,248	531,616

Loss from discontinued operations before tax	(127,445)	(169,582)	(433,142)
Loss from discontinued operations, net of income tax	(114,882)	(177,968)	(430,712)

The following summarizes the assets and liabilities related to the business reported as discontinued operations (in thousands):

	December 31,
	2020	2019
Current assets:
Accounts receivable, net	$-	$25,106
Other current assets	2,155	6,215
Total current assets	2,155	31,321

Property, plant and equipment, net	45,397	179,144
Operating lease ROU assets	83	5,732
Total assets	$47,635	$216,197

Current liabilities:
Accounts payable	$165	$14,370
Accrued expenses	1,326	24,751
Total current liabilities	1,491	39,121

Operating lease liabilities	2,588	5,415
Other long-term liabilities	-	402
Total liabilities	$4,079	$44,938

Significant operating non-cash items of Pumpco and cash flows from investing activities were as follows (in thousands):

	Years ended December 31,
	2020	2019	2018
Cash flows from discontinued operating activities:
Depreciation and amortization	$-	$75,077	$122,409
Reduction in value of assets	114,213	76,577	417,011

Cash flows from discontinued investing activities:
Payments for capital expenditures	$-	$(36,743)	$(108,094)
Proceeds from sales of assets	19,030	1,669	-

(14) Supplemental Guarantor Information

The Former Parent, along with certain of its direct and indirect 100% owned domestic subsidiaries (the subsidiary guarantors, and together with the Former Parent, the guarantors), entered into guarantees of the outstanding 7.750% Notes (the guarantees). All guarantees provided by the guarantors were full and unconditional, joint and several, except that the guarantee of any subsidiary guarantor could be released under certain customary circumstances, including (i) in connection with a sale or other disposition of all or substantially all of the assets of the applicable subsidiary guarantor (including by way of merger or consolidation) to a person that is not the Issuer, Former Parent or a subsidiary of the Issuer; (ii) in connection with a sale or other disposition of all of the capital stock of such subsidiary guarantor to a person that was not the Former Parent or Issuer or their respective subsidiaries; and (iii) upon legal defeasance or satisfaction and discharge of the indenture that governed the 7.750% Notes. The Former Parent was to be released from its guarantee only in connection with any legal defeasance or satisfaction and discharge of the indenture. Upon emergence in 2021, all outstanding obligations under the outstanding unsecured senior notes were cancelled and the applicable agreements governing such obligations were terminated as discussed in Part I, Item 1 of this Annual Report on Form 10-K.

With respect to each guarantor, each guarantee was a general unsecured senior obligation of such guarantor and

•ranked equally in right of payment with all existing and future senior unsecured indebtedness of such guarantor;

•was senior in right of payment to any future subordinated obligations of such guarantor; and

•was effectively subordinated to existing and future secured indebtedness of such guarantor to the extent of the value of the assets securing that indebtedness.

The guarantee obligations of the Former Parent and each subsidiary guarantor were limited as necessary to prevent the guarantee from constituting a fraudulent conveyance under applicable law. If a guarantee was rendered voidable, it could be subordinated by a court to all other indebtedness (including guarantees and other contingent liabilities) of the applicable guarantor, and, depending on the amount of such indebtedness, such guarantor’s liability on its guarantee could have been reduced to zero.

The 7.750% Notes and the guarantees were structurally subordinated to all indebtedness and other obligations of any of the subsidiary guarantors that did not guarantee the 7.750% Notes (the non-guarantor subsidiaries). Such non-guarantor subsidiaries had no obligation, contingent or otherwise, to pay amounts due under the 7.750% Notes or to make funds available to pay those amounts, whether by dividends, distributions, loans or other payments.

The following summarized financial information presents the financial information of the Former Parent, Issuer and the subsidiary guarantors (collectively, the Obligor Group), on a combined basis, after elimination of (i) intercompany transactions and balances among the Former Parent, Issuer and the subsidiary guarantors and (ii) equity in earnings from and investments in any subsidiary of the Former Parent that was not the Issuer or a subsidiary guarantor.

OBLIGOR GROUP
Summarized Balance Sheets Information
(in thousands)

	December 31,
	2020	2019
Current assets	$377,166	$789,562
Noncurrent assets	1,079,397	1,134,238
Total assets	$1,456,563	$1,923,800

Current liabilities	$141,676	$261,743
Noncurrent liabilities	4,282,311	2,039,138
Total liabilities	$4,423,987	$2,300,881

OBLIGOR GROUP
Summarized Statements of Operations Information
(in thousands)

	Years ended December 31,
	2020	2019
Total revenues	$641,216	$1,126,456
Cost of revenues	432,363	723,451

Loss from operations before income taxes	(273,825)	(92,731)
Income taxes	(17,602)	6,102
Net loss from continuing operations	(256,223)	(98,833)
Loss from discontinued operations, net of tax	(114,882)	(177,968)
Net loss attributable to the Obligor Group	$(371,105)	$(276,801)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, the disclosure controls and procedures ensure that information required to be disclosed, accumulated and communicated to management allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our Executive Chairman (who has assumed the functions of the Company's principal executive officer) and interim CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Executive Chairman and interim CFO have concluded that our disclosure controls and procedures as of December 31, 2020 were effective to provide reasonable assurance that information required to be disclosed by us in reports we file with the SEC is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to management, including our Executive Chairman and interim CFO, as appropriate, to allow timely decisions regarding disclosures. Management’s report is included herein under the caption “Management’s Annual Report on Internal Control over Financial Reporting.”

There has been no change in our internal control over financial reporting during the three months ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, and for performing an assessment of the effectiveness of internal control over our financial reporting as of December 31, 2020. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our Executive Chairman was not employed by the Company during the reporting period covered by this report. Likewise, our current interim CFO, was not employed by the Company in the CFO role during the reporting period covered by this report, but served as Chief Accounting Officer during this period. The certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by our Executive Chairman and interim CFO filed with this Annual Report on Form 10-K should be read in light of the foregoing.

Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.  Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Executive Chairman and interim CFO, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management determined that as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Item 9B. Other Information

On December 7, 2020, the Affiliate Debtors filed voluntary petitions seeking relief under the Bankruptcy Code. On January 31, 2021, the Bankruptcy Court entered the Confirmation Order confirming the Plan under the Bankruptcy Code. On the Effective Date, the Plan became effective in accordance with its terms, and the Affiliate Debtors emerged from the Chapter 11 Cases. The Plan included the appointment of the new Board of Directors as described below. On the Effective Date, the following members of the Former Parent’s board of directors, ceased to serve: Terence E. Hall, Peter D. Kinnear, Janiece M. Longoria, Michael M. McShane, James M. Funk and W. Matt Ralls.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Pursuant to the Plan, as of the Effective Date, the following directors ceased to serve on our Board of Directors: Terence E. Hall, Peter D. Kinnear, Janiece M. Longoria, Michael M. McShane, James M. Funk and W. Matt Ralls.

Pursuant to the Plan and the Stockholders Agreement, our current Board of Directors consists of the following six members:

•Joseph Citarrella

•Daniel E. Flores

•Michael Y. McGovern

•Julie J. Robertson

•Krishna Shivram

•Timothy J. Winfrey

We currently have an Audit and Compensation Committee. All directors serve on each committee. The Board expects that several of its directors would be considered Audit Committee financial experts, except for Mr. Citarrella, who is a designated director of Monarch Alternative Capital LP and certain related funds and entities (Monarch), and Mr. Flores and Ms. Robertson, who are the designated directors of Goldentree Asset Management LP and certain related funds and entities (Goldentree). The Board has not made a determination as to whether any of its directors are independent under the listing standards of the NYSE, any other national securities exchange or any inter-dealer quotation system.

Joseph Citarrella, 34, is currently a Managing Principal for Monarch Alternative Capital LP, a private investment firm. From 2008 to 2012, Mr. Citarrella was an Associate at Goldman Sachs in the Global Investment Research equity group covering the integrated oil, exploration and production, and refining sectors. From 2017 to 2018, Mr. Citarrella served as nonexecutive Chairman of the Board of Vanguard Natural Resources, Inc., a Houston based independent oil and gas company. From 2018 to 2019, Mr. Citarrella served as an independent director for Resolute Energy. Mr. Citarrella is a designated director of Monarch.

Daniel E. Flores, 50, is currently a Partner at GoldenTree Asset Management LP, an employee-owned global asset management firm.  Mr. Flores served as Senior Vice President of Avenue Capital Group from 2008 to 2013. Previously, Mr. Flores worked in the Restructuring and Finance Group at Lehman Brothers and as an analyst at Merrill Lynch. Mr. Flores is a designated director of Goldentree.

Michael Y. McGovern, 69, is currently the Executive Chairman of the Company. Mr. McGovern also serves as a director of Cactus, Inc., ION Geophysical Corporation, and Nuverra Environmental Solutions, Inc. Mr. McGovern also served as a director of GeoMet, Inc., an independent energy company, from September 2010 until December 2018 and has more than 40 years of experience in the energy industry having served as a director and an executive at multiple public and private companies.

Julie J. Robertson, 65, served as the Executive Chairwoman of Noble Corporation and previously served as Chairwoman of the Board, President and Chief Executive Officer from January 2018 until her retirement in May 2020. From 2001 to 2018, Ms. Robertson served in various other management roles for Noble Corporation and its subsidiaries. Ms. Robertson served continuously as Corporate Secretary of Noble Corporation from 1993 until assuming the Chairwoman’s role in 2018. Ms. Robertson is also a director of EOG Resources, Inc. and a trustee of Spindletop Charities, Inc. In 2020, Ms. Robertson was elected the first female Chair of the International Association of Drilling Contractors. Ms. Robertson serves as the Chairman of our Compensation Committee. Ms. Robertson is a designated director of Goldentree.

Krishna Shivram, 58, is currently the Chief Financial Officer of Katerra, Inc., a modular pre-fabrication company and timber innovator, and has over 31 years of experience spread across financial and management positions in the oil and gas industry in the United States, Middle East, Europe and India. Mr. Shivram serves as a director of Sentinel Energy Services Inc., where he was Chief Executive

Officer from 2017 to 2021. Prior to that, Mr. Shivram held executive positions at Weatherford International Plc and Schlumberger Limited. Mr. Shivram also is a director at Ranger Energy Services, Inc. Mr. Shivram serves as the Chairman of our Audit Committee.

Timothy J. Winfrey, 60, is currently a Senior Advisor to LeBaronBrown Industries LLC, an investment organization designed to support the long-term growth of industry-leading operating businesses.  Mr. Winfrey served as Vice President - Energy Systems and Controls of Roper Technologies Inc. from 2002 to 2015.  From 2001 to 2002, Mr. Winfrey served as President of Ingersoll-Rand Company's Commercial and Retail Air Solutions business, prior to which he was Vice President and general manager of Ingersoll-Rand's Reciprocating Compressor division. Prior to that, Mr. Winfrey held various corporate development and general management positions with Owens Corning, Eaton Corporation and British Petroleum Company Plc.

As discussed above, on the Effective Date, in order to implement certain transactions contemplated by the Plan, the Company entered into the Stockholders Agreement to provide for certain governance matters. Other than obligations related to Confidential Information (as defined in the Stockholders Agreement), the rights and preferences of each stockholder under the Stockholders Agreement will terminate when such stockholder ceases to own shares of the Class A Common Stock. While the initial Board of Directors designees post-emergence were appointed by Goldentree, Monarch, and the ad hoc noteholders, going forward, at the first annual meeting, pursuant to the Stockholders Agreement, the Board of Directors will consist of seven directors, of whom:

(i) two are designated by Goldentree (subject to certain ownership thresholds);

(ii) one is designated by Monarch (subject to certain ownership thresholds);

(iii) one is the Chief Executive Officer; and

(iv) three are elected by the stockholders.

Furthermore, the Board of Directors is given special governance rights in the Stockholders Agreement, including approval rights over certain corporate and other transactions, such as (i) any merger, consolidation, reorganization (including conversion) or any other business combination, (ii) certain acquisitions or dispositions of assets or liabilities, (iii) incurrence of indebtedness (subject certain monetary thresholds), and (iv) issuances of equity, subject to the limitations therein, among other actions.

The Stockholders Agreement also provides the stockholders certain preemptive rights, drag-along rights, tag-along rights, and registration rights with respect to the Class A Common Stock, subject, in each case, to the terms and conditions identified in the Stockholders Agreement.

Executive Officers

Set forth below is certain information regarding our current executive officers, including all offices and positions held by each in the past five years.

Name	Age	Offices Held and Term of Office
Michael Y. McGovern (1)	69	Executive Chairman of the Board of Directors since March 2021
James W. Spexarth	53	Interim Chief Financial Officer since March 2021 Chief Accounting Officer since March 2018 Vice President and Corporate Controller, from August 2013 to February 2018
A. Patrick Bernard	63	Executive Vice President since April 2016 Senior Executive Vice President, from July 2006 to March 2016
Brian K. Moore	64	Executive Vice President of Corporate Services since April 2016 Senior Executive Vice President of North America Services, from February 2012 to March 2016
William B. Masters	63	Executive Vice President and General Counsel since March 2008

(1)For additional information regarding Mr. McGovern’s employment for the past five years, please refer to the section titled Board of Directors above.

Family Relationships

There are no family relationships among any of our current directors or executive officers.

Code of Conduct

Our Shared Core Values at Work (Code of Conduct) applies to all of our directors, officers and employees. This Code of Conduct is publicly available on the Corporate Governance page in the About Us section of our website at http://www.superiorenergy.com. Any waivers granted to directors or executive officers and any material amendment to our Code of Conduct will be posted promptly on our website and/or disclosed in a current report on Form 8-K. We will provide to any person without charge, upon request, a copy of such code of ethics. The request may be made via mail to: Superior Energy Services, Inc., 1001 Louisiana Street, Suite 2900, Houston, Texas 77002.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Compensation Discussion and Analysis (CD&A) describes the executive compensation philosophy and practices that were followed by the compensation committee of the Former Parent in determining executive compensation for 2020.

Executive Compensation Philosophy

•The compensation committee of the Former Parent was responsible for designing, implementing and administering our executive compensation program in 2020. The primary objective of that program was to: ensure that pay and performance were linked so that executive compensation was aligned with operating and financial performance; and

•promote retention of talented executives with the skills, educational background, experience and personal qualities needed to manage the business.

Compensation Practices in 2020

As a result of the Chapter 11 Cases, on September 28, 2020, the Board of Directors of the Former Parent approved the implementation of a Key Employee Retention Program (the KERP), which was designed to retain key employees in their current roles over the near term while providing them with financial stability. The KERP payments were made in return for the surrender of any outstanding unvested awards under the Former Parent’s Long-Term Incentive Program (LTIP) (other than any PSUs granted in 2018 and 2019) and any 2020 annual bonuses that would otherwise be payable to the KERP participants. The KERP provided for one-time retention payments equal to approximately $7.3 million in the aggregate to the six executive officers, including the named executive officers (NEOs). The KERP further provided for approximately $2.4 million of retention payments to other non-executive employees.

Components of Executive Compensation

The main components of the 2020 executive compensation program were base salary, LTIP grants and, as the year progressed, the KERP. All LTIP grants made to the Company’s NEOs in 2020 were surrendered in connection with the implementation of, and as a condition to their, participation in the KERP.

Base Salary

The primary role of the base salary element of the executive compensation program during 2020 was to compensate executives for the experience, education, personal qualities and other qualifications that were key for their specific role. In light of current industry-wide conditions, including the uncertainty created by the effects of COVID-19 and the significant decline in worldwide oil prices due to the conflict between Saudi Arabia and Russia, the executive management team reduced their base salaries. The former President and Chief Executive Officer, David D. Dunlap, voluntarily reduced his base salary by 20%, and each of the other executive officers voluntarily reduced their base salaries by 15%. Each of these salary reductions was effective as of March 30, 2020. For additional salary information, see the 2020 summary compensation table below.

The 2020 LTIP

In February 2020, the compensation committee of the Former Parent approved the grant of phantom stock unit awards and cash retention awards in lieu of its historical practice of granting stock options and restricted stock units. The number of phantom stock units and the value of the retention awards made to each of the NEOs, all of which were surrendered as a condition to participation in the KERP, is set forth in the below:

NEO	Phantom Stock Units	Cash Retention Awards
Mr. Dunlap	198,970	$1,062,500
Mr. Ballard	66,741	356,400
Mr. Moore	58,745	313,703
Mr. Masters	50,786	271,201
Mr. Bernard	41,634	222,328
Mr. Spexarth	38,342	204,750

In February 2020 the compensation committee of the Former Parent also approved the grant of the following number of PSUs to each of our NEOs. The PSUs had a targeted dollar value of $100 per unit, with an actual payout range of $0 to $200 per unit. All of the PSUs granted in 2020 were surrendered as a condition to participation in the KERP. The number of PSUs granted to each of our NEOs in 2020 prior to surrender is set forth in the table below:

NEO	Performance Share Units
Mr. Dunlap	21,250
Mr. Ballard	7,128
Mr. Moore	6,274
Mr. Masters	5,424
Mr. Bernard	4,446
Mr. Spexarth	4,095

The following table shows the 2020 LTIP award value (denominated as a percentage of annual salary) and the approximate total grant value of the 2020 LTIP grants. The amounts reflected below reflect the LTIP grant values used at the time to determine award amounts. As described above, all 2020 LTIP awards were surrendered as a condition to participation in the KERP.

NEO	2020 LTIP % of Salary	Total Value Granted as PSUs	Total Value Granted as Phantom Shares	Total Value Granted as Cash Retention	Total Value of 2020 LTIP Awards
Mr. Dunlap	500%	$2,125,000	$1,062,500	$1,062,500	$4,250,000
Mr. Ballard	300%	$712,800	$356,400	$356,400	$1,425,600
Mr. Moore	250%	$627,406	$313,703	$313,703	$1,254,812
Mr. Bernard	250%	$444,656	$222,328	$222,328	$889,312
Mr. Masters	250%	$542,403	$271,201	$271,201	$1,084,805
Mr. Spexarth	250%	$409,500	$204,750	$204,750	$819,000

2020 Executive Compensation

2020 Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to each NEO for the years ended December 31, 2020, 2019 and 2018. All of the stock and option awards reflected in the table were surrendered in connection with participating in the KERP, which is reflected in the KERP column.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards(2)	KERP(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
David D. Dunlap (6)	2020	725,769	0	0	0	3,187,500	0	46,470	3,959,739
President & Chief	2019	850,000	0	1,111,800	637,484		2,204,756	226,460	5,030,500
Executive Officer	2018	850,000	0	1,274,999	1,274,998		3,092,224	195,366	6,687,587
Westervelt T. Ballard, Jr. (6)	2020	423,118	0	0	0	1,069,200	0	38,070	1,530,388
Executive Vice President,	2019	475,200	0	372,911	213,823		646,525	97,322	1,805,781
Chief Financial Officer & Treasurer	2018	433,333	0	395,998	396,003		703,462	96,281	2,025,077
Brian K. Moore	2020	430,871	0	0	0	941,109	0	32,838	1,404,818
Executive	2019	501,925	0	328,221	188,215		724,163	204,298	1,946,822
Vice President	2018	501,925	0	376,442	376,446		988,774	206,997	2,450,584
A. Patrick Bernard	2020	318,784	0	0	0	666,984	0	39,508	1,025,276
Executive	2019	355,725	0	232,606	133,381		500,262	166,132	1,388,106
Vice President	2018	355,725	0	266,792	266,795		687,353	176,990	1,753,655
William B. Masters	2020	386,358	0	0	0	813,603	0	33,819	1,233,780
Executive Vice	2019	433,922	0	283,749	162,704		591,782	108,818	1,580,975
President and General Counsel	2018	409,360	0	230,260	307,021		705,464	112,157	1,764,262
James W. Spexarth	2020	293,580	0	0	0	614,250	0	38,320	946,150
Chief Accounting Officer	2019	327,600	0	214,250	122,828		292,053	78,280	1,035,011
	2018	307,208	0	320,079	152,421		342,676	72,845	1,195,229

_________________

(1)The amounts reported in this column represent the grant date fair value of the RSUs that the Former Parent granted to the NEOs for 2018 and 2019. For a discussion of valuation assumptions, see Note 6 to our consolidated financial statements included in Item 8 of this Annual Report. Please see the “Grants of Plan-Based Awards Table During 2020” for more information regarding the LTIP awards were granted in 2020.

(2)The Black-Scholes option model is used to determine the grant date fair value of the options that the Former Parent granted to the NEOs for 2018 and 2019. For a discussion of valuation assumptions, see Note 6 to our consolidated financial statements included in Item 8 of this Annual Report.

(3)KERP payments were made in October 2020 and resulted in the surrender of all unvested LTIP grants (other than the 2018 and 2019 PSUs) and agreement to forego receipt of any annual bonus for 2020.

(4)The amounts reported in this column do not reflect a payout for 2018 PSUs (with a 2018-2020 performance period) as this amount has not yet been determined.

(5)For 2020, the amount includes (i) matching contributions to our 401(k) plan, (ii) life insurance premiums paid by the Company and (iii) the value of perquisites, consisting of premium payments made under the ArmadaCare program, the provision of an automobile allowance, including fuel and maintenance costs, and commuting expenses as set forth below:

Name	401(k) Contributions	Life Insurance Premiums	ArmadaCare	Automobile and Commuting
David D. Dunlap	$11,400	$1,278	$15,792	$18,000
Westervelt T. Ballard, Jr.	$11,400	$1,278	$15,792	$9,600
Brian K. Moore	$11,400	$1,278	$10,560	$9,600
A. Patrick Bernard	$11,400	$1,200	$15,792	$11,116
William B. Masters	$11,400	$1,278	$10,560	$10,581
James W. Spexarth	$11,400	$1,132	$16,188	$9,600

(6)Mr. Dunlap resigned his position as President and Chief Executive Officer and a member of the Board of Directors on March 16, 2021. Mr. Ballard resigned his position as Executive Vice President, Chief Financial Officer and Treasurer on March 16, 2021.

Grants of Plan-Based Awards During 2020

The following table presents additional information regarding the PSU, phantom stock units and cash retention awards granted to NEOs during the year ended December 31, 2020. No option or restricted stock units were issued as part of the 2020 LTIP. As a condition to participation in the KERP, each NEO surrendered all PSUs, phantom stock units and cash retention awards awarded as part of the 2020 LTIP and the 2020 LTIP was effectively replaced by the KERP.

		No. of Units				All Other	All Other
		Granted				Stock	Option
		Under				Awards:	Awards:		Grant Date
		Non-Equity	Estimate Future Payouts			Number of	Number of	Exercise or	Fair Value
		Incentive	Under Non-Equity Incentive			Shares of	Securities	Base Price	of Stock
	Grant	Plan	Plan Awards			Stock	Underlying	of Option	and Option
Name	Date(1)	Awards(2)	Threshold	Target	Maximum	or Units	Options	Awards	Awards
David D. Dunlap
PSUs	2/6/2020	21,250	$1,062,500	$2,125,000	$4,250,000
Phantom Stock	2/6/2020					198,970		$5.34	$1,062,500
Cash Retention Award	2/6/2020			$1,062,500
Westervelt T. Ballard, Jr.
PSUs	2/6/2020	7,128	$356,400	$712,800	$1,425,600
Phantom Stock	2/6/2020					66,741		$5.34	$356,400
Cash Retention Award	2/6/2020			$356,400
Brian K. Moore
PSUs	2/6/2020	6,274	$313,700	$627,400	$1,254,800
Phantom Stock	2/6/2020					58,745		$5.34	$313,700
Cash Retention Award	2/6/2020			$313,703
A. Patrick Bernard
PSUs	2/6/2020	4,446	$222,350	$444,700	$889,400
Phantom Stock	2/6/2020					41,634		$5.34	$222,300
Cash Retention Award	2/6/2020			$222,300
William B. Masters
PSUs	2/6/2020	5,424	$271,202	$542,403	$1,084,806
Phantom Stock	2/6/2020					50,786		$5.34	$271,200
Cash Retention Award	2/6/2020			$271,200
James W. Spexarth
PSUs	2/6/2020	4,095	$204,750	$409,500	$819,000
Phantom Stock	2/6/2020					38,342		$5.34	$204,750
Cash Retention Award	2/6/2020			$204,750

_________________

(1)On February 6, 2020, the compensation committee of the Former Parent approved the PSU, Phantom Stock and cash retention awards for each NEO. Each award was surrendered by the NEOs as a condition to participation in the KERP.

(2)The amounts shown reflect PSU grants under the Former Parent’s 2020 LTIP.

Outstanding Equity Awards at 2020 Year-End

There were no outstanding equity awards held by the NEOs at year end 2020. All were surrendered in connection with their participation in the KERP.

Option Exercises and Stock Vested in 2020

None of the NEOs exercised any stock options in 2020. The following table sets forth certain information regarding the vesting of RSUs during the fiscal year ended December 31, 2020 for each of the NEOs. All LTIP grants made to the Company’s NEOs in 2020 were surrendered in connection with the implementation of, and as a condition to, their participation in, the KERP.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
David D. Dunlap	14,614	$77,162
Westervelt T. Ballard, Jr.	4,662	$24,615
Brian K. Moore	4,313	$22,773
A. Patrick Bernard	3,057	$16,141
William B. Masters	2,731	$14,420
James W. Spexarth	3,010	$15,893

(1)Value realized is calculated based on the closing sale price on the vesting date of the award.

2020 Pension Benefits Table

None of the NEOs participated in any defined benefit pension plans in 2020.

Retirement Benefit Programs

Supplemental Executive Retirement Plan

The Supplemental Executive Retirement Plan (SERP) provides retirement benefits to executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan and all contributions under the SERP are in the form of credits to a notional account maintained for each participant.

•Contributions: No SERP contributions were made in 2020 and no contributions are expected to be made in the future.

•Vesting: A participant vests in his SERP account upon the earliest to occur of: (i) attaining six years of service (including service prior to the adoption of the SERP), upon which amounts in the SERP account vest in 20% annual increments provided the participant remains employed; (ii) attaining age 65; (iii) a change of control; (iv) becoming disabled; or (v) termination of the participant’s employment without cause. Regardless of their vested status, participants forfeit all benefits under the SERP if they are terminated for cause or, if within 36 months after a termination without cause, engage in certain competitive activities.

•Earnings: Following the end of each plan year, SERP credits were adjusted to reflect earnings on the average daily balance of the notional accounts during the year, at a rate of interest equal to our after-tax long-term borrowing rate for the year.

•Payout: Upon separation from service, participants are paid their vested SERP accounts in a lump sum or installments, as elected by the participant, commencing seven months after separation from service.

Nonqualified Deferred Compensation Plan

The Nonqualified Deferred Compensation Plan (NQDC Plan) provides an income deferral opportunity for executive officers and certain senior managers who qualify for participation.

•Contributions: Participants in the NQDC Plan may make an advance election each year to defer up to 75% of base salary, 100% of their annual bonus and 50% of the cash payout value of any PSUs. Vesting: Participants are immediately 100% vested in their benefits under the NQDC Plan.

•Earnings: Participants may choose from a variety of investment options to invest their deferrals over the deferral period. Participants earn a rate of return on their NQDC Plan account that approximates the rate of return that would be provided by certain specified mutual funds that participants may designate from a list of available funds selected by the NQDC Plan administrative committee.

•Payout: Benefits are paid in either a lump-sum or in equal annual installments over a 2- to 15-year period, as elected by the participant. Generally, benefits that are due as a result of a termination of service are paid or commence in the seventh month after termination. However, only participants who are at least age 55 with at least five years of service at termination are eligible to receive or continue receiving installment distributions following termination.

Nonqualified Deferred Compensation and Supplemental Executive Retirement Plan Contribution for 2020

Name	Executive Contributions in 2020(1)	Registrant Contributions in 2020(2)	Aggregate Earnings in 2020	Aggregate Withdrawals/ Distributions	Aggregate Balance at 12/31/20
David D. Dunlap
NQDC Plan	—	—	$99,428 (3)		$559,110
SERP	—	$—	$81,561 (4)	—	$1,479,529
Westervelt T. Ballard, Jr.
NQDC Plan	—	—	—	—	—
SERP	—	$—	$17,151 (4)	—	$311,174
Brian K. Moore
NQDC Plan	—	—	—	—	—
SERP	—	$—	$68,484 (4)	—	$1,242,366
A. Patrick Bernard
NQDC Plan	—	—	$ (1,270,464) (3)		$7,619,089
SERP	—	$—	$88,640 (4)	—	$1,607,719
William B. Masters
NQDC Plan	$71,196	—	$ 122,892 (3)	—	$1,580,809
SERP	—	$—	$45,739 (4)	—	$829,628
James W. Spexarth
NQDC Plan	—	—	$ 21,915 (3)	—	$467,228
SERP	—	$—	$4,484 (4)	—	$81,419

(1)Of the contributions reflected in this column, the following contribution is part of the total compensation for 2020 and is included under the Salary column in the “Summary Compensation Table” herein: Mr. Masters — $71,196.

(2)SERP contributions by the employer were suspended in 2020.

(3)With regard to the NQDC Plan, participant contributions are treated as if invested in one or more investment vehicles selected by the participant. The annual rate of return for these funds for fiscal year 2020 was as follows:

Fund	One Year Total Return
Nationwide VIT Money Market V	0.26%
JPMorgan IT Core Bond 1	7.85%
Vanguard VIF Total Bond Mkt Idx	7.58%
Franklin Templeton VIP Global Bond 1	-5.07%
MFS VIT Value Svc	3.22%
Fidelity VIP Index 500 Initial	18.24%
American Funds IS Growth 2	52.08%
JPMorgan IT Mid Cap Value 1	0.37%
Vanguard VIF Mid Cap Index	18.07%
Janus Henderson VIT Enterprise Svc	19.18%
DFA VA U.S. Targeted Value	3.98%
DWS Small Cap Index VIP A	19.43%
Vanguard VIF Small Co Gr	23.18%
Nationwide VIT International Index I	7.53%
Invesco VIF International Growth I	14%
MFS VIT II International Intrinsic Value Svc	20.21%
Vanguard VIF Real Estate Index	-4.85%

(4)Pursuant to the terms of the SERP, aggregate earnings for 2020 were calculated at a rate of interest equal to 5.82%, which was the after-tax long-term borrowing rate.

Executive Employment Agreements and Severance Program

All of the NEOs are party to the same form of employment agreement. The initial term of each employment agreement is three years and the term automatically extends for an additional year on the second anniversary and each subsequent anniversary, unless prior written notice not to extend the term is provided. The employment agreements entitles our NEOs to:

•a base salary;

•eligibility for annual incentive bonuses and LTIP awards as approved by the Compensation Committee;

•participation in our retirement and welfare benefit plans; and

•participation in our change of control severance plan.

Termination due to Incapacity, No Cause or Good Reason without a Change of Control.    If (1) we terminate an NEO’s employment (a) due to incapacity or (b) without cause or (2) the NEO terminates his employment for good reason as defined in the employment agreement and the termination under (1)(b) or (2) is not due to a change of control, then we will pay or provide the NEO:

•the NEO’s base salary through the date of termination, any earned but unpaid cash incentive compensation for the preceding calendar year, any rights under the terms of equity awards and any medical or other welfare benefits required by law (the Accrued Amounts);

•a lump sum payment equal to:

•two times the sum of the NEO’s annual salary plus target annual bonus; and

•the NEO’s pro-rated target annual bonus for the year of termination; and

•Company-paid healthcare continuation benefits for up to 24 months for the NEO and the NEO’s spouse and/or family (the Welfare Continuation Benefit).

The payments and benefits described above (other than the Accrued Amounts) are subject to the NEO’s timely execution of a release of claims in favor of us.

Termination for Without Cause or Good Reason with Change of Control.    If the NEO is terminated without cause or if the NEO terminates his employment for good reason and the termination occurs within 6 months before or 24 months after a change of control, then we will be required to pay or provide:

•the Accrued Amounts;

•a cash severance payment pursuant to the terms of our Change of Control Severance Plan described below;

•a lump sum amount equal to the NEO’s pro-rated target annual bonus for the year of termination;

•outplacement services for one year after termination at a cost of up to $10,000; and

•the Welfare Continuation Benefit.

The payments and benefits described above (other than the Accrued Amounts) are subject to the NEO’s timely execution of a release of claims in favor of us. We do not provide excise tax gross-ups under the employment agreements or Change of Control Severance Plan discussed below.

Termination for Cause, Death or Without Good Reason. If the NEO is terminated for cause, due to the NEO’s death or by the NEO without good reason, then we will only be required to pay to the NEO or the NEO’s estate the Accrued Amounts.

Each employment agreement contains an indefinite confidentiality and protection of information covenant and a mutual non-disparagement covenant for one year after termination of employment. If the NEO is terminated for cause or if the NEO terminates the NEO’s employment without good reason, the NEO will also be bound by a non-compete and non-solicitation covenant for one year after the date of the NEO’s termination.

Change of Control Severance Plan. Each NEO participates in the Change of Control Severance Plan and is eligible to receive certain cash severance payments upon a termination of employment without cause or for good reason that occurs within 6 months before or 24 months after a change of control. The potential severance payments due under the plan are determined as of the date of the change of control, based on a sharing pool that is calculated as a percentage of the transaction value (with the sharing pool increasing or decreasing as the transaction value increases or decreases, respectively). The Company does not provide excise tax gross-ups under our severance plan.

Calculation of change of control severance benefits. The severance benefit is equal to each participant’s portion of the total cash available in the sharing pool. Each participant’s severance benefit will be determined based on the date of the change of control.

Registrants who are subject to Chapter 11 of the Bankruptcy Code are prohibited from paying severance benefits to their executive officers, including potential payouts upon a change of control and resulting termination of employment. Therefore, no such payments would have been made to our NEOs in the event of a change in control and/or if a termination of employment had occurred on December 31, 2020.

On March 22, 2021, the Company announced that David Dunlap, the Company’s president and chief executive officer and a member of its board of directors, and Westy Ballard, the Company’s executive vice president, chief financial officer and treasurer, had each resigned from all positions with the Company effective March 16, 2021. Mr. Dunlap and Mr. Ballard resigned from the Company to pursue other opportunities and their departures are not related to any disagreements regarding financial disclosures, accounting matters or other business issues.

CEO Pay Ratio

The following is a reasonable estimate of the pay ratio of the median compensated employee compared to our CEO based on the “2020 Summary Compensation Table” data which includes salary, KERP and all other compensation:

CEO Pay Ratio
Compensation Table Pay
Pay Ratio	71.3:1

Developments during 2020 required a reexamination of the analysis to determine the median employee to use in the analysis. To summarize the methodology used in identifying the median compensated employee in 2020, the Former Parent consistently applied the compensation measure of total taxable compensation which included base salary, overtime, bonuses, long-term incentives and any other type of taxable compensation. In the analysis, all part-time and full-time U.S. and non-U.S. employees who were employed by the Former Parent as of December 31, 2020 were included. The Former Parent did not exclude any non-US employees under the de minimus exception allowed by the SEC.

Approximately 3,300 part-time and full-time U.S. and non-U.S. employees who were employed as of December 31, 2020 were included. Given that we have global operations and employees located in many locations, pay and reporting systems and pay practices vary depending on the region. As a result, assumptions, adjustments and estimates were consistently applied to identify the annual total taxable compensation of the median compensated employee. In addition, anomalies related to compensation were excluded as allowed by the SEC. December 31, 2020 was selected as the date to identify our median compensated employee. Based on the methodology described above, the median compensated employee is an hourly administration employee who has worked for the Former Parent for twenty-three years.

In 2020, the median compensated employee earned an annual total compensation of $55,510. The CEO’s compensation was $3,959,739. As a result, the pay ratio between the CEO’s total annual compensation and the median compensated employee’s total annual compensation was 71.3:1 in 2020. The pay ratio between the CEO’s post-KERP pay and the median compensated employee’s pay was 50:1 in 2019.

2020 Director Compensation

In 2020, directors of the Former Parent maintained the 15% reduction of the annual retainer paid to non-management directors that was implemented in 2016 to show alignment with management. During 2020, the non-management directors of the Former Parent received:

•an annual retainer of $175,000;

•an additional annual fee of $20,000 for the chair of the audit committee;

•an additional annual fee of $15,000 for the chair of the compensation committee;

•an additional annual fee of $10,000 for the chair of the corporate governance committee;

•an additional annual fee of $25,000 for the lead director; and

•an additional annual fee of $125,000 for the non-executive chairman of the Board of Directors.

The table below summarizes the compensation for the year ended 2020 of the non-management directors of the Former Parent. All non-management directors were reimbursed for reasonable expenses incurred in attending the Former Parent’s board of directors and committee meetings.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation	Total(2)
James M. Funk	$282,000	$0	$282,000
Terence E. Hall	$382,000	$0	$382,000
Peter D. Kinnear	$257,000	$0	$257,000
Janiece M. Longoria	$267,000	$0	$267,000
Michael M. McShane	$277,000	$0	$277,000
W. Matt Ralls	$272,000	$0	$272,000

(1)Amounts shown reflect fees earned by the directors as retainers or fees for their service on the board of directors of the Former Parent during 2020.

(2) Pursuant to the Plan, as of the Effective Date, all of these directors ceased to serve on the board of directors of the Former Parent.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

All of the Former Parent’s equity compensation plans for 2020 had been previously approved by stockholders. In 2020, there were no securities issued under equity compensation plans that were not previously approved by stockholders. As a result of the Chapter 11 Cases, the value of outstanding vested and unvested shares from the 2020 equity compensation plan have a value of $0.00/share subsequent to the Effective Date. Any future equity grants will be at the sole discretion of the newly constituted Board of Directors.

Principal Stockholders

The following table shows the number of shares of our Class A Common Stock beneficially owned by holders as of March 15, 2021 known by us to beneficially own more than 5% of the outstanding shares of our common stock as well as our directors and executive officers.

The information in the table is based on information provided to us by the entities listed below as well as our transfer agent. These stockholders acquired their shares of Class A Common Stock in connection with our emergence from bankruptcy discussed elsewhere in this Annual Report on Form 10-K.

We believe, based on information supplied by the stockholders, that except as may otherwise be indicated in the footnotes to the table below, the stockholders have sole voting and dispositive power with respect to the shares of Class A Common Stock reported as beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class A Common Stock(4)
Glendon Capital Management, L.P.(1) 2425 Olympic Boulevard, Suite 500 E Santa Monica, California 90404	1,532,703	7.67%
Goldentree Asset Management LP(2) 300 Park Avenue, 21st Floor New York, New York 10022	6,700,598	33.56%
Monarch GP LLC(3) 535 Madison Avenue New York, New York 10022	2,951,553	14.78%

(1) Includes 1,532,703 shares of Class A Common Stock held by certain funds and accounts managed or advised by Glendon Capital Management, L.P.

(2) Includes 6,700,598 shares of Class A Common Stock held by certain funds and accounts managed or advised by Goldentree Asset Management LP. GoldenTree Asset Management LP has sole voting power and sole power of disposition with respect to 6,700,598 shares of Class A Common Stock.

(3) Includes 2,951,553 shares of Class A Common Stock held directly or indirectly by certain funds and accounts managed or advised by Monarch GP LLC. Monarch GP LLC has shared voting and shared dispositive power with respect to 2,951,553 shares of Class A Common Stock.

(4) Based on 19,967,898 shares of our Class A common stock outstanding as of March 15, 2021.

Upon our emergence from Chapter 11 bankruptcy, all existing equity was cancelled and we issued the Class A Common Stock. As a result, our directors and executive officers are not currently beneficial owners of any shares of our outstanding Class A Common Stock. The address of directors and officers is in care of Superior Energy Services, Inc., 1001 Louisiana Street, Suite 2900, Houston, Texas 77002.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Transactions

Our practice has been that any transaction which would require disclosure under Item 404(a) of Regulation S-K of the rules and regulations of the SEC, with respect to a director or executive officer, must be reviewed and approved by the Audit Committee.

On the Effective Date, in order to implement the governance related provisions reflected in the Plan, we entered into a Stockholders Agreement to provide for certain governance matters, which is further discussed in Item 10 in this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2020, 2019 and 2018, and fees billed for other services rendered by KPMG LLP:

Fiscal Year Ended December 31
	2020	2019	2018

Audit Fees(1)	$ 1,894,500	$ 3,973,630	$ 3,254,470
Audit-Related Fees(2)	$ 0	$ 200,000	$ 0
Tax Fees(3)	$ 7,979	$ 25,827	$ 122,161
All Other Fees	$ 0	$ 0	$ 0

(1)Audit fees were for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements, for the audit of internal controls over financial reporting and for services normally provided by KPMG in connection with statutory audits and review of documents filed with the SEC.

(2)Audit fees for professional services related to SEC filings for debt offering.

(3)Reflects fees for professional services rendered for tax compliance, tax advice, tax planning, statutory reporting and other international, federal and state projects.

Pre-Approval Process

Prior to emergence from the Chapter 11 Cases, the audit committee of the Former Parent was required to pre-approve all audit and permissible non-audit services provided by the independent auditor and followed established approval procedures to ensure that the independent auditor’s independence would not be impaired. If services required specific pre-approval, the Chief Accounting Officer (CAO) submitted requests along with a joint statement from the independent auditor as to whether, in the CAO’s view, the request for services was consistent with the SEC’s rules on auditor independence.

The audit committee of the Former Parent delegated pre-approval authority for audit, audit-related, tax services and other services that may be performed by the independent auditor in the pre-approval policy to its chair and any pre-approval decisions were presented to the audit committee at its next scheduled meeting. The audit committee did not delegate to management its responsibility to pre-approve services to be performed by our independent auditor for the year ended December 31, 2020. All audit and tax fees described above were approved by the audit committee in 2020 before services were rendered.

Following emergence from the Chapter 11 cases, the Audit Committee is required to pre-approve all audit and permissible non-audit services provided by the independent auditor. The Audit Committee has not yet determined whether and to what extent to delegate pre-approval authority for audit, audit related, tax and other services that may be performed by the independent auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

2.1

First Amended Joint Prepackaged Plan of Reorganization for Superior Energy Services, Inc. and its Affiliate Debtors Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on January 20, 2021(File No. 001-34037)).

2.2

Agreement and Plan of Merger, dated as of February 2, 2021, by and among Superior Energy Services, Inc., Superior BottomCo Inc. and Superior NewCo, Inc. (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 3, 2021 (File No. 001-34037)).

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 3, 2021(File No. 001-34037)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 3, 2021(File No. 001-34037)).
3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 3, 2021(File No. 001-34037)).

4.1

Specimen Stock Certificate (incorporated herein by reference to Post-Effective Amendment No. 1 to Superior Energy Services, Inc.’s Form S-4 on Form SB-2 filed January 9, 1997 (Registration Statement No. 33-94454)).

4.2

Indenture, dated December 6, 2011, among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on December 12, 2011 (File No. 001-34037)), as amended by Supplemental Indenture, dated February 29, 2012, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on March 1, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated May 7, 2012, by and among SESI, L.L.C. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on May 8, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated August 29, 2014, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on September 2, 2014 (File No. 001-34037)), as further amended by Supplemental Indenture dated August 3, 2015, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2015 (File No. 001-34037)) as further amended by Supplemental Indenture dated August 17, 2017, by and among SESI L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on August 17, 2017 (File No. 001-34037)), as further amended by Supplemental Indenture, dated as of October 20, 2017, by and among SESI L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on October 23, 2017 (File No. 001-34037)) as further supplemented by Supplemental Indenture, dated as of February 14, 2020 by and among SESI, L.L.C., the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 14, 2020 (File No. 001-34037)).

4.3

Indenture, dated August 17, 2017, among SESI L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on August 17, 2017 (File No. 001-34037)), as further amended by Supplemental Indenture, dated as of October 20, 2017, by and among SESI L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on October 23, 2017 (File No. 001-34037)).

4.4

Indenture, dated February 24, 2020, among SESI, L.L.C., the guarantors party thereto and UMB Bank, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 26, 2020 (File No. 001-34037)).

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

10.3^

Superior Energy Services, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A to Superior Energy Services, Inc.’s Definitive Proxy Statement filed on April 19, 2005 (File No. 333-22603)).

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

10.6^

Superior Energy Services, Inc. 2009 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on May 27, 2009 (File No. 001-34037)).

10.7^

Form of Stock Option Agreement under the Superior Energy Services, Inc. 2005 Stock Incentive Plan and the 2009 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on December 16, 2009 (File No. 001-34037)).

10.8^

Superior Energy Services, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on May 26, 2011 (File No. 001-34037)).

10.9^

Form of Stock Option Agreement under the Superior Energy Services, Inc. 2011 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on December 14, 2011 (File No. 001-34037)).

10.10^

Superior Energy Services, Inc. Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on August 14, 2013 (File No. 001-34037)).

10.11^

Superior Energy Services, Inc. Amended and Restated 2013 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on May 28, 2015 (File No. 001-34037)).

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

10.18^

Form of Performance Share Unit Agreement under the Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 10.18 to Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-34037)).

10.19^

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

10.22^

Composite Form of Employment Agreement by and between Superior Energy Services, Inc. and its executive officers (incorporated herein by reference to Exhibit 10.19 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed February 22, 2018 (File No. 001-34037)).

10.23^

Superior Energy Services, Inc. Change of Control Severance Plan (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on December 18, 2012 (File No. 001-34037)).

10.24^	Form of Award Agreement (incorporated herein by reference to Exhibit 10.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on September 30, 2020 (File No. 001-34037)).
10.25

Amended and Restated Restructuring Support Agreement, dated December 4, 2020, by and among Superior Energy Services, Inc., certain direct and indirect wholly-owned domestic subsidiaries of Superior Energy Services, Inc. and the noteholders party thereto (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on December 7, 2020 (File No. 001-34037)).

10.26

Credit Agreement, dated as of February 2, 2021, among SESI Holdings, Inc., as parent, SESI, L.L.C., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 3, 2021 (File No. 001-34037)).

10.27

Stockholders Agreement, dated as of February 2, 2021, among Superior Energy Services, Inc., each stockholder who is deemed a party thereto pursuant to the Plan and any other stockholder who thereafter becomes a party thereto (incorporated herein by reference to Exhibit 10.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 3, 2021 (File No. 001-34037)).

10.28^	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 3, 2021 (File No. 001-34037)).
14.1

Our Shared Core Values at Work (Code of Conduct) (incorporated herein by reference to Exhibit 14.1 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed on February 21, 2019 (File No. 001-34037)).

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

SUPERIOR ENERGY SERVICES, INC.

Date: March 26, 2021
	By:	/s/ Michael Y. McGovern
Michael Y. McGovern
Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Y. McGovern	Executive Chairman of the Board	March 26, 2021
Michael Y. McGovern	(Principal Executive Officer)

/s/ James W. Spexarth. James W. Spexarth	Chief Accounting Officer and Interim Chief Financial Officer (Principal Accounting and Financial Officer)	March 26, 2021

/s/ Joseph Citarrella	Director	March 26, 2021
Joseph Citarrella

/s/ Daniel E. Flores	Director	March 26, 2021
Daniel E. Flores

/s/ Julie J. Robertson	Director	March 26, 2021
Julie J. Robertson

/s/ Krishna Shivram	Director	March 26, 2021
Krishna Shivram

/s/ Timothy J. Winfrey	Director	March 26, 2021
Timothy J. Winfrey

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

As of the date of filing of this Annual Report on Form 10-K, no annual report to security holders covering the registrant’s last fiscal year, proxy statement, form of proxy or other proxy soliciting material sent to more than 10 of the registrant’s security holders with respect to any annual or other meeting of security holders has been sent to security holders.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Schedule II Valuation and Qualifying Accounts

Years Ended December 31, 2020, 2019 and 2018

(in thousands)

		Balance at the	Charged to
		beginning of	costs and		Balance at the
Description		the year	expenses	Deductions	end of the year
2020
	Allowance for doubtful accounts	$12,156	$14,587	$2,114	$24,629
2019
	Allowance for doubtful accounts	$12,080	$3,006	$2,930	$12,156
2018
	Allowance for doubtful accounts	$29,037	$3,569	$20,526	$12,080