Form 10-Q
period 2021-03-31
SUPERIOR ENERGY SERVICES INC
filed 2021-09-30
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

The number of shares of the registrant’s Class A common stock outstanding on September 28, 2021 was 19,998,695.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements and Notes

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)
	Successor	Predecessor
ASSETS	March 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$197,307	$188,006
Restricted cash - current	16,751	-
Accounts receivable, net of allowance for doubtful accounts of $0 and $24,629 at March 31, 2021 and December 31, 2020, respectively	182,519	183,964
Income taxes receivable	-	8,891
Prepaid expenses	41,666	36,651
Inventory and other current assets	105,772	96,141
Assets held for sale	41,881	47,635
Total current assets	585,896	561,288

Property, plant and equipment, net	612,597	542,090
Operating lease right-of-use assets	45,965	50,192
Goodwill	-	138,677
Notes receivable	73,677	72,612
Restricted cash	80,056	80,178
Intangible and other long-term assets, net	25,649	56,042
Total assets	$1,423,840	$1,501,079

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$61,543	$55,873
Accrued expenses	162,063	130,332
Income taxes payable	1,561	-
Current portion of decommissioning liabilities	358	3,765
Liabilities held for sale	1,177	4,079
Total current liabilities	226,702	194,049
Decommissioning liabilities	174,224	138,981
Operating lease liabilities	29,416	40,258
Deferred income taxes	54,473	5,288
Other long-term liabilities	72,969	125,356

Total non-current liabilities	331,082	309,883
Liabilities Subject to Compromise	-	1,335,794

Total liabilities	557,784	1,839,726

Stockholders’ equity (deficit):
Predecessor common stock $0.001 par value; Authorized - 25,000,000, Issued - 15,799,318, Outstanding - 14,826,906 at December 31, 2020	-	16
Successor Class A common stock $0.01 par value; Authorized - 50,000,000 shares 19,995,581 shares issued and outstanding at March 31, 2021	200	-
Additional paid-in capital	902,486	2,756,889
Predecessor Treasury stock at cost, 972,412 shares at December 31, 2020	-	(4,290)
Accumulated other comprehensive loss, net	-	(67,947)
Accumulated deficit	(36,630)	(3,023,315)
Total stockholders’ equity (deficit)	866,056	(338,647)
Total liabilities and stockholders’ equity (deficit)	$1,423,840	$1,501,079

See accompanying notes to unaudited condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Successor	Predecessor
	For the period February 3, 2021 through March 31,	For the Period January 1, 2021 through February 2,	Three Months Ended March 31,
	2021	2021	2020
Revenues:
Services	$69,801	$30,189	$180,236
Rentals	32,915	15,123	100,105
Product sales	26,379	11,335	41,156
Total revenues	129,095	56,647	321,497
Costs and expenses:
Cost of services	58,473	25,182	140,199
Cost of rentals	14,280	6,724	40,043
Cost of sales	16,945	8,056	31,444
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	89,698	39,962	211,686
Depreciation, depletion, amortization and accretion - services	28,516	5,564	23,159
Depreciation, depletion, amortization and accretion - rentals	13,466	2,834	12,820
Depreciation, depletion, amortization and accretion - sales	10,825	2,100	5,376
General and administrative expenses	20,937	12,164	65,157
Restructuring and other expenses	8,383	1,270	-
Reduction in value of assets	-	-	16,522
Loss from operations	(42,730)	(7,247)	(13,223)

Other income (expense):
Interest income (expense), net	215	204	(25,134)
Reorganization items, net	-	335,560	-
Other income (expense):	(2,845)	(2,104)	(4,232)
Income (loss) from continuing operations before income taxes	(45,360)	326,413	(42,589)
Income tax (expense) benefit	7,852	(59,901)	10,254
Net income (loss) from continuing operations	(37,508)	266,512	(32,335)
Income (loss) from discontinued operations, net of income tax	878	2,265	(47,129)
Net income (loss)	$(36,630)	$268,777	$(79,464)

Income (loss) per share -basic
Net income (loss) from continuing operations	$(1.87)	$17.96	$(2.18)
Income (loss) from discontinued operations	0.04	0.15	(3.18)
Net income (loss)	$(1.83)	$18.11	$(5.36)

Income (loss) per share - diluted:
Net income (loss) from continuing operations	$(1.87)	$17.88	$(2.18)
Income (loss) from discontinued operations	0.04	0.15	(3.18)
Net income (loss)	$(1.83)	$18.03	$(5.36)

Weighted-average Class A shares outstanding - basic	19,996	14,845	14,809
Weighted-average Class A shares outstanding - diluted	19,996	14,905	14,809

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)
	Successor	Predecessor
	For the period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021	Three Months Ended March 31, 2020
Net income (loss)	(36,630)	268,777	(79,464)
Change in cumulative translation adjustment, net of tax	-	67,947	(4,538)
Comprehensive income (loss)	$(36,630)	$336,724	$(84,002)

See accompanying notes to unaudited condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Successor	Predecessor
	For the period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021	Three Months Ended March 31, 2020
Cash flows from operating activities:
Net income (loss)	$(36,630)	$268,777	$(79,464)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	52,807	10,498	41,355
Deferred income taxes	(5,051)	54,322	3,882
Amortization of debt acquisition costs	82	-	16,522
Reduction in value of assets held for sale	-	(2,654)	46,358
Assets held for sale	(71)	-	-
Right-of-use assets amortization	2,544	1,372	4,373
Reorganization items, net	-	(354,279)	-
Retirement and deferred compensation plans expense, net	(2,007)	260	3,584
Bad debt	(4,398)	(210)	-
Gain on sale of assets and businesses	(2,673)	58	-
Other reconciling items, net	(710)	(307)	1,776
Changes in operating assets and liabilities:
Accounts receivable	2,414	3,602	(3,448)
Prepaid expenses	(4,625)	(340)	4,129
Inventory and other current assets	2,496	(221)	(2,077)
Accounts payable	4,592	(2,365)	(17,086)
Accrued expenses	9,857	24,425	(20,540)
Income taxes	5,134	340	(28,479)
Operating lease liabilities and other, net	(2,360)	2,105	(3,125)
Net cash provided by (used in) operating activities	21,401	5,383	(32,240)

Cash flows from investing activities:
Payments for capital expenditures	(4,119)	(3,035)	(18,563)
Proceeds from sales of assets	7,148	775	33,045
Net cash provided by (used in) investing activities	3,029	(2,260)	14,482

Cash flows from financing activities:
Credit facility costs	(14)	(1,920)	-
Tax withholdings for vested restricted stock units	-	-	(208)
Net cash used in financing activities	(14)	(1,920)	(208)
Effect of exchange rate changes on cash	-	311	(2,428)
Net change in cash, cash equivalents, and restricted cash	24,416	1,514	(20,394)
Cash, cash equivalents, and restricted cash at beginning of period	269,698	268,184	275,388
Cash, cash equivalents, and restricted cash at end of period	$294,114	$269,698	$254,994

See accompanying notes to unaudited condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

					Accumulated
	Common		Additional		other
	stock	Common	paid-in	Treasury	comprehensive	Accumulated
	shares	stock	capital	stock	loss, net	deficit	Total
Balances, December 31, 2020 (Predecessor)	15,799,318	$16	$2,756,889	$(4,290)	$(67,947)	$(3,023,315)	$(338,647)
Net income	-	-	-	-	-	268,777	268,777
Foreign currency translation adjustment	-	-	-	-	67,947	-	67,947
Extinguishment of unrecognized compensation expense	-	-	988	-	-	-	988
Stock-based compensation expense,							-
net of forfeitures	-	-	935	-	-	-	935
Restricted stock units vested	48,903	-	-	-	-	-	-
Shares withheld and retired	(14,701)	-	-	-	-	-	-
Cancellation of Predecessor equity	(15,833,520)	(16)	(2,758,812)	4,290	-	2,754,538	-
Issuance of Successor Class A common stock	19,995,581	200	902,486	-	-	-	902,686
Balances, February 2, 2021 (Predecessor)	19,995,581	200	902,486	-	-	-	902,686

Balances, February 3, 2021 (Successor)	19,995,581	200	902,486	-	-	-	902,686
Net loss	-	-	-	-	-	(36,630)	(36,630)
Balances, March 31, 2021 (Successor)	19,995,581	$200	$902,486	$-	$-	$(36,630)	$866,056

Balances, December 31, 2019 (Predecessor)	15,689,463	16	2,752,859	(4,290)	(71,927)	(2,627,085)	49,573
Net loss	-	-	-	-	-	(79,464)	(79,464)
Foreign currency translation adjustment	-	-	-	-	(4,538)	-	(4,538)
Stock-based compensation expense,
net of forfeitures	-	-	2,527	-	-	-	2,527
Transactions under stock plans	108,965	-	(208)	-	-	-	(208)
Balances, March 31, 2020 (Predecessor)	15,798,428	$16	$2,755,178	$(4,290)	$(76,465)	$(2,706,549)	$(32,110)

See accompanying notes to unaudited condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)Basis of Presentation

Certain information and footnote disclosures normally in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”); however, management believes the disclosures that are made are adequate to make the information presented not misleading.

As used herein, the “Company,” “we,” “us” and similar terms refer to (i) prior to the Emergence Date (as defined below), SESI Holdings, Inc. (formerly known as Superior Energy Services, Inc.) (the “Former Parent”) and its subsidiaries and (ii) after the Emergence Date, Superior Energy Services, Inc. (formerly known as Superior Newco, Inc.) and its subsidiaries.

These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020. As described below, as a result of the application of fresh start accounting and the effects of the implementation of our Plan (as defined below), the financial statements after the Emergence Date are not comparable with the consolidated financial statements on or before that date. Refer to Note 3 – “Fresh Start Accounting” below for additional information.

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2021, and its results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021, and 2020. The condensed balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. See “Changes in Accounting Policies” below for further information. The year-end condensed consolidated balance sheet for the Predecessor (as defined below) was derived from audited financial statements but does not include all disclosures required by GAAP.

Effective as of February 2, 2021 (the “Emergence Date”), the entity now known as Superior Energy Services, Inc. (formerly known as Superior Newco, Inc.) became the successor reporting company to the Former Parent pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Between December 7, 2020 (the “Petition Date”) and the Emergence Date, the Company operated as a debtor-in-possession under the supervision of the United States Bankruptcy Court for the Southern District of Texas Houston Division (the “Bankruptcy Court”). For financial reporting purposes, close of business on February 2, 2021 represents the date of the Company’s emergence from bankruptcy. As used herein, the following terms refer to the Company and its operations:

"Predecessor"	The Company, prior to the Emergence Date
"Current Predecessor Period"	The Company's operations, January 1, 2021 – February 2, 2021
"Prior Predecessor Quarter"	The Company's operations, January 1, 2020 - March 31, 2020
"Successor"	The Company, after the Emergence Date
"Successor Period"	The Company's operations, February 3, 2021 - March 31, 2021

The Company evaluates events that occur after the balance sheet date but before the financial statements are issued for potential recognition or disclosure.

Recent Developments

Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code

On December 4, 2020, the Former Parent and certain of its direct and indirect wholly-owned domestic subsidiaries (together with the Former Parent, the “Affiliate Debtors”) entered into an Amended and Restated Restructuring Support Agreement (the “Amended RSA”) that amended and restated in its entirety the Restructuring Support Agreement, dated September 29, 2020, with certain holders of SESI, L.L.C.’s (“SESI”) outstanding (i) 7.125% senior unsecured notes due 2021 (the “7.125% Notes”) and (ii) 7.750% senior unsecured notes due 2024 (the “7.750% Notes”). The parties to the Amended RSA agreed to the principal terms of a proposed financial restructuring of the Affiliate Debtors, which was implemented through the Plan (as defined below).

On December 7, 2020, the Affiliate Debtors filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the Bankruptcy Court, and, in connection therewith, the Affiliate Debtors filed with the Bankruptcy Court the proposed Joint Prepackaged Plan of Reorganization under the Bankruptcy Code (as amended, modified or supplemented from time to time, the “Plan”).

On January 19, 2021, the Bankruptcy Court entered an order, Docket No. 289, confirming and approving the Plan. On the Emergence Date, the conditions to effectiveness of the Plan were satisfied or waived and we emerged from Chapter 11.

On the Emergence Date, the Company qualified for and adopted fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations (ASC 852), which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. The application of fresh start accounting resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the implementation of the Plan and the application of fresh start accounting, these unaudited condensed consolidated financial statements after the Emergence Date are not comparable to the consolidated financial statements before that date and the historical financial statements on or before the Emergence Date are not a reliable indicator of its financial condition and results of operations for any period after the Company’s adoption of fresh start accounting.

The accompanying unaudited condensed consolidated financial statements have been prepared as if the Company is a going concern and in accordance with ASC 852.

During the Current Predecessor Period, the Predecessor applied ASC 852 in preparing the unaudited condensed consolidated financial statements, which requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Accordingly, pre-petition liabilities that could have been impacted by the Chapter 11 Cases were classified as liabilities subject to compromise. Additionally, certain expenses, realized gains and losses and provisions for losses that were realized or incurred during and directly related to the Chapter 11 Cases, including fresh start valuation adjustments and gains on liabilities subject to compromise were recorded as reorganization items, net in the condensed consolidated statements of operations in the Current Predecessor Period. See Note 2 – “Emergence from Voluntary Reorganization under Chapter 11” for more information on the events of the Chapter 11 Cases as well as the accounting and reporting impacts of the reorganization during the Current Predecessor Period.

Use of Estimates — In preparing the accompanying financial statements, the Company makes various estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities reported as of the dates of the balance sheets and the amounts of revenues and expenses reported for the periods shown in the income statements and statements of cash flows. All estimates, assumptions, valuations and financial projections related to fresh start accounting, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, we cannot assure you that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially. For information about the use of estimates relating to fresh start accounting, see – Note 3 – “Fresh Start Accounting” below.

Due to the lack of comparability with historical financials, the Company’s unaudited consolidated condensed financial statements and related footnotes are presented with a “black line” division to emphasize the lack of comparability between amounts presented as of and after February 2, 2021 (the “Fresh Start Reporting Date”) and amounts presented for all prior periods. The Successor’s financial results for future periods following the application of fresh start accounting will be different from historical trends and the differences may be material.

Changes in Accounting Policies

Accounting policies are disclosed in the Predecessor Company’s Annual Report on Form 10-K. As of the Emergence Date, the amounts for these accounts have been recorded at fair value. After the Emergence Date, the Company will continue to follow the accounting policies within the Predecessor Company’s Annual Report on Form 10-K except for the policies discussed below. As part of the adoption of fresh start accounting and effective upon emergence from bankruptcy, the Company has adopted new presentations for certain items within our condensed consolidated balance sheets and statement of operations. The presentation changes are described below:

The functional currency of certain international subsidiaries changed from the local currency to US dollars. This brings alignment so that the entire Company’s functional currency is US dollars. Management considered the economic factors outlined in FASB ASC Topic No. 830 - Foreign Currency Matters in the determination of the functional currency. Management concluded that the predominance of factors support the use of the Successor parent’s currency as the functional currency and resulted in a change in functional currency to US dollars for all international subsidiaries.

The reportable segments were changed to Global and North America. Reportable segments in the Predecessor Company’s Annual Report on Form 10-K were Drilling Products and Services, Onshore Completion and Workover Services, Production Services and Technical Solutions.

The Predecessor recognized bad debt expense and gains/losses on sales of assets within general and administrative expenses. The Successor recognizes these expenses within cost of revenues. See Note 3 – “Fresh Start Accounting” for additional information.

Additional Detail of Account Balances

Restricted Cash — The restricted cash balance included in current assets as of March 31, 2021 reflects the Professional Fees Escrow and General Unsecured Creditors Escrow balance of $16.8 million that will be released as amounts are paid in accordance with the Plan. Restricted cash as of March 31, 2021 primarily represents cash of $77.4 million held in a collateral account for the payment and performance of secured obligations including the reimbursement of letters of credit, and $2.6 million relates to cash held in escrow to secure the future decommissioning obligations related to the sole oil and gas property.

(2)Emergence from Voluntary Reorganization under Chapter 11

Plan of Reorganization under Chapter 11 of the Bankruptcy Code

On December 7, 2020, the Affiliate Debtors commenced the Chapter 11 Cases as described in Note 1 – “Basis of Presentation” above. After commencement of the Chapter 11 Cases, the Affiliate Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Affiliate Debtors could assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance.

Bankruptcy Claims

During the Chapter 11 Cases, the Affiliate Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Affiliate Debtors, subject to the assumptions filed in connection therewith. Certain holders of pre-petition claims that were not governmental units were required to file proofs of claim by the bar date of January 7, 2021. As of September 24, 2021, the Affiliate Debtors’ have received approximately 646 proofs of claim, primarily representing general unsecured claims, for an amount of approximately $1.7 billion. The Bankruptcy Court does not allow for claims that have been acknowledged as duplicates. Approximately 562 claims totaling approximately $1.4 billion have been withdrawn, disallowed or are pending approval to be disallowed. Differences in amounts recorded and claims filed by creditors are currently being investigated and resolved, including through filing objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In light of the substantial number of claims filed, the claims resolution process may take considerable time to complete and is continuing even after the Affiliate Debtors emerged from bankruptcy. As a result of the ongoing claims resolution process post-emergence, the Affiliate Debtors agreed to allow certain claims in the amount of $232.0 million classified per the Plan of Reorganization as Class 6 General Unsecured Claims against the Parent. Each holder of a Class 6 claim receives their pro rata share of the $125,000 general unsecured claim cash pool described below. Per ASC 852-10, liabilities are measured at their allowed claim amount, and the result of allowing these claims increased liabilities subject to compromise prior to emergence. The resolution of these Class 6 claims is considered in the $125,000 cash pool as part of the emergence transaction.

On the Emergence Date, the conditions to effectiveness of the Plan were satisfied or waived and the Company emerged from Chapter 11.

On the Emergence Date and pursuant to the Plan:

•Administrative expense claims, priority tax claims, other priority claims and other secured claims were paid or will be paid in full in the ordinary course (or receive such other treatment rendering such claims unimpaired);

•General unsecured creditors for the Affiliate Debtors remained unimpaired and received payment in cash, in full, in the ordinary course;

•General unsecured creditors for the Former Parent receive their pro rata share of a cash pool in the amount of $125,000;

•Eligible holders of the claims arising as a result of holding either the 7.125% Notes or the 7.750% Notes against the Affiliate Debtors received their pro rata share of:

•A payment equal to 2% of the principal amount of 7.125% Notes or 7.750% Notes held by all holders who did not opt of receiving a cash payout; or

•Solely to the extent that such a holder timely and validly elected to opt out of receiving the cash payout, (A) 100% of the Class A common stock issued and outstanding on the Emergence Date, subject to dilution, and (B), to the extent such holder was an “accredited investor” or “qualified institutional buyer” within the meaning of the SEC’s rules, subscription rights to participate in an equity rights offering (the “Equity Rights Offering”);

•The Affiliate Debtors conducted the Equity Rights Offering through an offering of subscription rights for the purchase of Class A common stock on a pro rata basis; and

•Prior parent equity interests and common stock of the Affiliate Debtors were cancelled and new Class A common stock was issued to settle claims arising as a result of holding either the 7.125% Notes or the 7.750% Notes, as noted above.

The costs of efforts to restructure the Company’s capital, prior to and during the Chapter 11 Cases, along with all other costs incurred in connection with the Chapter 11 Cases, have been material.

On the Emergence Date, pursuant to the terms of the Plan, the Company filed an amended and restated certificate of incorporation (the “Certificate of Incorporation”) and a certificate of amendment of the amended and restated certificate of incorporation (the “Certificate of Amendment”).

Also, on the Emergence Date, and pursuant to the terms of the Plan, the Company adopted amended and restated bylaws (the “Bylaws”). The descriptions of the Certificate of Incorporation and the Bylaws are qualified in their entirety by reference to the full texts of the Certificate of Incorporation, Bylaws, and Certificate of Amendment.

(3)Fresh Start Accounting

Fresh Start Accounting

In connection with the emergence from bankruptcy and in accordance with ASC 852, the Company qualified for and adopted fresh start accounting on the Emergence Date because (1) the holders of the then existing common shares of the Predecessor received less than 50 percent of the new common shares of the Successor outstanding upon emergence and (2) the reorganization value of the Predecessor’s assets immediately prior to confirmation of the Plan of $1,456.8 million was less than the total of all post-petition liabilities and allowed claims of $2,076.1 million.

In accordance with ASC 852, upon adoption of fresh start accounting, the reorganization value derived from the enterprise value as disclosed in the Plan was allocated to the Company’s assets and liabilities based on their fair values (except for deferred income taxes) in accordance with FASB ASC Topic No. 805 - Business Combinations (ASC 805) and FASB ASC Topic No. 820 - Fair Value Measurements (ASC 820). The reorganization value represents the fair value of the Successor’s assets before considering certain liabilities and is intended to represent the approximate amount a willing buyer would pay for the Company’s assets immediately after reorganization. The amount of deferred income taxes recorded due to the fair value adjustments to assets and liabilities was determined in accordance with FASB ASC Topic No. 740 - Income Taxes.

Reorganization Value

The reorganization value represents the fair value of the Successor’s total assets before considering certain liabilities and is intended to approximate the amount a willing buyer would pay for the Successor’s assets immediately after restructuring. The Plan confirmed by the Bankruptcy Court estimated a range of enterprise values between $710.0 million and $880.0 million.

The following table reconciles the enterprise value to the reorganization value of Successor’s assets that has been allocated to the Company’s individual assets as of the Fresh Start Reporting Date (in thousands):

Fresh Start Reporting Date
Selected Enterprise Value within Bankruptcy Court Range	$729,918
Plus: Cash and cash equivalents	172,768
Plus: Liabilities excluding the decommissioning liabilities	380,496
Plus: Decommissioning liabilities	173,622
Reorganization Value	1,456,804

Management determined the enterprise and corresponding equity value of the Successor using various valuation methods, including (i) discounted cash flow analysis (“DCF”), (ii) comparable company analysis and (iii) precedent transaction analysis. The use of each approach provides corroboration for the other approaches.

In order to estimate the enterprise value using the DCF analysis approach, management’s estimated future cash flow projections, plus a terminal value which was calculated by applying a multiple based on the Company’s internal rate of return (“IRR”) of 17.6% and a perpetuity growth rate of 3.0% to the terminal year’s projected earnings before interest, tax, depreciation and amortization (“EBITDA”). These estimated future cash flows were then discounted to an assumed present value using our estimated weighted-average cost of capital, which is represented by the Company’s IRR.

The comparable company analysis provides an estimate of a Company’s value relative to other publicly traded companies with similar operating and financial characteristics, by which a range of EBITDA multiples of the comparable companies was then applied to management’s projected EBITDA to derive an estimated enterprise value.

Precedent transaction analysis provides an estimate of enterprise value based on recent sale transactions of similar companies, by deriving the implied EBITDA multiple of those transactions, based on sales prices, which was then applied to management’s projected EBITDA.

The enterprise value and corresponding equity value are dependent upon achieving the future financial results set forth in our valuations, as well as the realization of certain other assumptions. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, we cannot assure you that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially.

Valuation Process

The reorganization value was allocated to the Successor’s reporting segments using the discounted cash flow approach. The reorganization value was then allocated to the Successor’s identifiable assets and liabilities using the fair value principle as contemplated in ASC 820. The specific approach, or approaches, used to allocate reorganization value by asset class are noted below.

Inventory

The fair value of the inventory was determined by using both a cost approach and income approach. Inventory was segregated into raw materials, spare parts, work in process (“WIP”), and finished goods. Fair value of raw materials and spare parts inventory were determined using the cost approach. Fair value of finished goods and WIP inventory were determined by using the net realizable value approach. The fair value of finished goods was measured using an estimate of the costs to sell or dispose of the inventory plus a reasonable profit allowance on those efforts adjusted for holding costs. The fair value of WIP was measured using an estimate of the costs to complete and sell or consume the inventory plus a reasonable profit allowance on those efforts adjusted for holding costs.

Property, Plant and Equipment

Real Property

The fair values of real property locations were estimated using the sales comparison (market) approach and cost approach. As part of the valuation process, information was obtained on the Successor’s current usage, building type, year built, and cost history for all properties valued. In determining the fair value and remaining useful life for real property assets, functional and economic obsolescence was considered and taken as an adjustment at the asset level.

Tangible Assets Excluding Real Property and Oil and Gas Assets

The fair values of the Company’s tangible assets were calculated using either the cost or market approach. For most tangible asset categories, a cost approach was utilized relying on purchase year, historic costs, and industry/equipment based trend factors to determine replacement cost new of the assets. Readily available market transaction data was used and adjusted for current market conditions for asset categories with active secondary markets such as heavy trucks and computer equipment. In both approaches, consideration was made for the effects of physical deterioration as well as functional and economic obsolescence in determining both estimates of fair value and the remaining useful lives of the assets.

Oil and Gas Assets

The oil and gas assets were valued as of January 31, 2021, for the purposes of the February 2, 2021 condensed consolidated balance sheet, using estimates of the reserve volumes and associated income data based on escalated price and cost parameters.

Decommissioning Liabilities

In accordance with FASB ASC Topic No. 410 – Asset Retirement and Environmental Obligations (“ASC 410”), the asset retirement obligations associated with the Successor’s oil and gas assets were valued using the income approach. Estimates were used for future retirement costs and the expected time to retirement, then adjusted for an estimated inflation rate over the time period prior to retirement and discounted future cash outflows by a credit adjusted risk-free rate of 5.6%. As such, the Successor changed its presentation to consolidate the fair value of the Predecessor’s decommissioning liabilities previously recorded to other long-term liabilities into the Successor’s decommissioning liabilities.

Internally-Developed Software

Internally-developed software was valued using the cost approach in which a replacement cost was estimated based on the software developer time, materials, and other supporting services required to replicate the software.

Intangible Assets

Intangible assets were identified apart from goodwill using the guidance provided in ASC 805. Intangible assets that were identified as either separable or arose from contract or other legal rights were valued using either the cost or income approaches. The principal intangible assets identified were trademarks and patents. Trademarks and patents were valued using the relief from royalty method in which the subject intangible asset is valued by reference to the amount of royalty income it could generate if it was licensed in an arm’s length transaction to a third party.

Lease Liabilities and Right of Use Assets

The fair value of lease liabilities was measured as the present value of the remaining lease payments, as if the lease were a new lease as of the Fresh Start Reporting Date. The Successor used its incremental borrowing rate of 5.3% commensurate with the Successor's capital structure as the discount rate in determining the present value of the remaining lease payments.

Consolidated Successor Balance Sheet

The adjustments included in the following fresh start consolidated condensed balance sheet as of February 2, 2021 reflect the effects of the transactions contemplated by the Plan and executed by the Successor on the Fresh Start Reporting Date (reflected in the column Reorganization Adjustments), and fair value and other required accounting adjustments resulting from the adoption of fresh start accounting (reflected in the column Fresh Start Adjustments). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine the fair values and significant assumptions.

The consolidated condensed balance sheet as of the Fresh Start Reporting Date was as follows (in thousands):

	As of February 2, 2021
	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$194,671	$(21,903)	(1)	$-		$172,768
Restricted cash - current	-	16,751	(2)	-		16,751
Accounts receivable, net of allowance for doubtful accounts	180,525	11	(3)	-		180,536
Income taxes receivable	9,146	-		(170)	(16)	8,976
Prepaid expenses	37,041	-		-		37,041
Inventory and other current assets	99,843	-		8,426	(17)	108,269
Assets held for sale	47,120	-		(2,126)	(18)	44,994
Total current assets	568,346	(5,141)		6,130		569,335

Property, plant and equipment, net of accumulated depreciation and depletion	533,147	-		125,120	(19)	658,267
Operating lease right-of-use assets	48,733	-		1,785	(20)	50,518
Goodwill	138,934	-		(138,934)	(21)	-
Notes receivable	72,967	-		-		72,967
Restricted cash - non-current	80,179	-		-		80,179
Intangible and other long-term assets, net of accumulated amortization	55,105	(10,080)	(4)	(19,487)	(22)	25,538
Total assets	$1,497,411	$(15,221)		$(25,386)		$1,456,804

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$55,546	$(700)	(5)	$-		$54,846
Accrued expenses	143,697	9,812	(6)	2,026	(23)	155,535
Current portion of decommissioning liabilities	3,776	-		(3,418)	(24)	358
Liabilities held for sale	552	844	(7)	-		1,396
Total current liabilities	203,571	9,956		(1,392)		212,135

Decommissioning liabilities	139,503	-		33,761	(25)	173,264
Operating lease liabilities	32,735	-		(405)	(26)	32,330
Deferred income taxes	4,853	3,100	(8)	51,569	(27)	59,522
Other long-term liabilities	122,691	-		(45,824)	(28)	76,867

Total non-current liabilities	299,782	3,100		39,101		341,983

Liabilities subject to compromise	1,572,772	(1,572,772)	(9)	-		-

Total liabilities	2,076,125	(1,559,716)		37,709		554,118
Stockholders’ equity (deficit):
Predecessor common stock $0.001 par value	16	(16)	(10)	-		-
Predecessor Additional paid-in capital	2,757,824	(2,757,824)	(11)	-		-
Predecessor Treasury stock at cost	(4,290)	4,290	(12)	-		-
Successor Class A common stock $0.001 par value	-	200	(13)	-		200
Successor Additional paid-in capital	-	902,486	(14)	-		902,486
Accumulated other comprehensive loss, net	(67,532)	-		67,532	(29)	-
Accumulated deficit	(3,264,732)	3,395,359	(15)	(130,627)	(30)	-
Total stockholders’ equity (deficit)	(578,714)	1,544,495		(63,095)		902,686
Total liabilities and stockholders’ equity (deficit)	$1,497,411	$(15,221)		$(25,386)		$1,456,804

Reorganization Adjustments (in thousands)

(1)Changes in cash and cash equivalents included the following:

Payment of debtor in possession financing fees	(183)
Payment of professional fees at the Emergence Date	(2,649)
Payment of lease rejection damages classified as liabilities subject to compromise	(400)
Transfers from cash to restricted cash for Professional Fees Escrow and General Unsecured Creditors Escrow	(16,751)
Payment of debt issuance costs for the Credit Facility	(1,920)
Net change in cash and cash equivalents	(21,903)

(2)Changes to restricted cash - current included the following:

Transfer from cash for Professional Fee Escrow	16,626
Transfer from cash for General Unsecured Creditors Escrow	125
Net change in restricted cash - current	16,751

(3)Changes of $11 to accounts receivable reflect a receivable from the solicitor for excess proceeds received during the Rights Offering.

(4)Changes to intangibles and other long-term assets included the following:

Write-off of deferred financing costs related to the Delayed-Draw Term Loan	(12,000)
Capitalization of debt issuance costs associated with the Credit Facility	1,920
Net change in intangibles and other long-term assets	(10,080)

(5)Changes to accounts payable included the following:

Payment of professional fees at the Emergence Date	(2,649)
Professional fees recognized and payable at the Emergence Date	1,949
Net change in accounts payable	(700)

(6)Changes in accrued liabilities include the following:

Payment of debtor in possession financing fees	(183)
Accrual of professional fees	6,500
Accrual for transfer taxes	1,900
Reinstatement of lease rejection liabilities to be settled post-emergence	1,470
Accrual of general unsecured claims against parent	125
Net change in accrued liabilities	9,812

(7)Changes in liabilities held for sale reflect the fair value reinstatement of rejected leases claims related to PumpCo to be settled post-emergence.

(8)Changes in deferred income taxes are due to reorganization adjustments.

(9)The resulting gain on liabilities subject to compromise was determined as follows:

Prepetition 7.125% and 7.750% notes including accrued interest and unpaid interest	1,335,794
Rejected lease liability claims	4,956
Allowed Class 6 General Unsecured Claims against Parent	232,022
Liabilities subject to compromise settled in accordance with the Plan	1,572,772

Reinstatement of accrued liabilities for lease rejection claims	(1,470)
Reinstatement of liabilities held for sale for Pumpco lease claims	(844)
Payment to settle lease rejection claims	(400)
Cash proceeds from rights offering	963
Cash payout provided to cash opt-in noteholders	(952)
Cash Pool to settle GUCs against Parent	(125)
Issuance of common stock to prepetition noteholders, incremental to rights offering (par value)	(193)
Additional paid-in capital attributable to successor common stock issuance	(869,311)
Successor common stock issued to cash opt-out noteholders in the rights offering (par value)	(7)
Additional paid-in capital attributable to rights offering shares	(33,175)
Gain on settlement of liabilities subject to compromise	667,258

The Equity Rights Offering generated $963 in proceeds used to settle $952 in Cash Opt-in Noteholder claims. The Equity Rights Offering shares were offered at a price of $1.31/share to Cash Opt-out Noteholders. As such, the Equity Rights Offering shares generated the $963 in cash proceeds from the share issuance as well as an implied discount to the Cash Opt-in claimants of $32.2 million, recorded as a loss on share issuance in reorganization items, net. The loss on the Equity Rights Offering share issuance is offset by the gain on share issuance of $32.2 million implied by the issuance of shares to settle Cash Opt-out Noteholder claims at a value of $46.82/share compared to the reorganization value implied share price of $45.14/share.

(10)Changes of $16 in Predecessor common stock reflect the cancellation of the Predecessor’s common stock.

(11)Changes in Predecessor additional paid-in capital (APIC) include the following:

Extinguishment of APIC related to Predecessor's outstanding equity interests	(2,758,812)
Extinguishment of RSUs for the Predecessor's incentive plan	988
Net change in Predecessor's additional paid-in capital	(2,757,824)

(12)Reflects $4.3 million cancellation of Predecessor treasury stock held at cost.

(13)Changes in the Successor’s Class A common stock include the following:

Issuance of successor Class A common stock to prepetition noteholders, incremental to rights offering (par value)	193
Successor Class A common stock issued to cash opt-out noteholders in the rights offering (par value)	7
Net change in Successor Class A common stock	200

(14)Changes in Successor additional paid-in capital include the following:

Additional paid-in capital (Successor Class A common stock)	869,311
Additional paid-in capital (rights offering shares)	33,175
Net change in Successor additional paid-in capital	902,486

(15)Changes to retained earnings (deficit) include the following:

Gain on settlement of liabilities subject to compromise	667,258
Accrual for transfer tax	(1,900)
Extinguishment of RSUs for Predecessor incentive plan	(988)
Adjustment to net deferred tax liability taken to tax expense	(3,100)
Professional fees earned and payable as a result of consummation of the Plan of Reorganization	(8,449)
Write-off of deferred financing costs related to the Delayed-Draw Term Loan	(12,000)
Extinguishment of Predecessor equity (par value, APIC, and treasury stock)	2,754,538
Net change in retained earnings (deficit)	3,395,359

Fresh Start Adjustments (in thousands)

(16)Changes of $170 in income tax receivable reflects the decrease to current deferred tax assets due to the adoption of fresh start accounting.

(17)Changes in inventory and other current assets included the following:

Fair value adjustment to inventory - North America Segment	1,097
Fair value adjustment to inventory - Global Segment	12,137
Adjustment to Predecessor decommissioning balances due to the adoption of fresh start accounting	(3,498)
Fair value adjustment to other current assets	(1,310)
Net change in inventory and other current assets due to the adoption of fresh start accounting	8,426

(18)Changes of $2.1 million in assets held for sale reflect a fair value adjustment to real property.

(19)Changes of $125.1 million to property, plant and equipment reflect the fair value adjustment.

	Successor Fair Value	Predecessor Book Value
Land, Buildings, and Associated Improvements	150,089	281,989
Machinery and Equipment	374,643	1,605,074
Rental Services Equipment	92,861	617,762
Other Depreciable or Depletable Assets	35,762	49,242
Construction in Progress	4,912	4,912
	658,267	2,558,979
Less: Accumulated Depreciation and Depletion	-	(2,025,832)
Property, Plant and Equipment, net	658,267	533,147

(20)Reflects $1.8 million due to the fair value adjustment increasing operating lease right-of-use assets.

(21)Changes of $138.9 million to goodwill reflect the derecognition of the Predecessor’s goodwill due to the adoption of fresh start accounting.

(22)The fair value changes of $0.2 million to intangibles assets are reflected in the table below:

	Successor Fair Value	Predecessor Net Book Value
Customer Relationships	-	4,455
Trade Names	4,898	2,268
Patents	2,120	447
Intangible Assets, Net	7,018	7,170

Reduction of other long-term assets was due to the adoption of fresh start accounting and include $19.3 million in decommissioning liabilities related to Predecessor long-term assets fair valued and presented in the Successor’s property, plant, and equipment.

(23)Changes of $2.0 million to accrued expenses reflect the fair value adjustment increasing the current portion of operating lease liabilities.

(24)Reflects the $3.4 million fair value adjustment decreasing the current portion of decommissioning liabilities.

(25)Reflects the $33.8 million fair value adjustment increasing the non-current portion of decommissioning liabilities.

(26)Reflects the $0.4 million fair value adjustment decreasing the non-current portion of operating lease liabilities.

(27)Reflects the $70.4 million increase of deferred tax liabilities netted against an $18.8 million increase in realizable deferred tax assets due to the adoption of fresh start accounting.

(28)Changes of $45.8 million in other long-term liabilities reflects the reclassification of amounts associated with the Predecessor’s decommissioning liability balances that were fair valued and presented in the Successor’s decommissioning liabilities, as well as an increase in FIN48 liabilities of $1.5 million.

(29) Changes to accumulated other comprehensive loss reflect the elimination of Predecessor currency translation adjustment balances due to the adoption of fresh start accounting on Predecessor currency translation adjustment balances.

(30)Changes reflect the cumulative impact of fresh start accounting adjustments discussed above and the elimination of the Predecessor’s accumulated other comprehensive loss and the Predecessor’s accumulated deficit.

Fresh start valuation adjustments	(77,376)
Adjustment to net deferred tax liability taken to tax expense	(53,251)
Net impact to accumulated other comprehensive loss and accumulated deficit	(130,627)

Reorganization Items, net

The Predecessor incurred costs associated with the reorganization, primarily unamortized debt issuance costs, expenses related to rejected leases and post-petition professional fees. In accordance with applicable guidance, costs associated with the Chapter 11 Cases have been recorded as reorganization items, net within the accompanying consolidated statement of operations for the Current Predecessor Period ended February 2, 2021. Reorganization items, net was zero for the Successor Period, with zero cash used in operating activities during the Successor Period. Reorganization items, net was $335.6 million for the Current Predecessor Period, with $3.1 million representing cash used in operating activities during the Current Predecessor Period, $2.7 million and $0.4 million paid for professional fees and to settle lease rejection damages, respectively.

Predecessor
For the Period January 1, 2021 through February 2, 2021
Gain on settlement of liabilities subject to compromise	$667,258
Allowed claim adjustment for Class 6 claims	(232,022)
Fresh Start valuation adjustments	(77,376)
Professional fees	(16,005)
Predecessor lease liabilities rejected per the Plan	13,347
Write off of deferred financing costs related to the Delayed-Draw Term Loan	(12,000)
Lease rejection damages	(4,956)
Extinguishment of RSU's for the Predecessor's incentive plan	(988)
Other items	(1,698)
Total reorganization items, net	$335,560

Restructuring and other expenses

The Company has embarked on a transformation project as part of its emergence from bankruptcy to reconfigure its operations and organization to maximize shareholder value and margin growth. The project is focused around three sequential phases:

•Business Unit Review – Analyzing strategic changes that emphasize product optimization and margin enhancement to maximize the cash flow profile of the Company’s business units and focus on the Company’s core competencies;

•Geographic Focus – Review the Company’s footprint and improve capital efficiency by focusing on low-risk, high reward geographies to maximize returns; and

•Right Size Support – Streamline support to match optimized business units that represent the Company’s core portfolio and consolidate its operational footprint to align the size of the Company’s operations with current demand to provide a superior value proposition and exhibit capital discipline.

In connection with this initiative, during the three months ended March 31, 2021, we incurred costs of $8.4 million in the Successor Period and $1.3 million in the Current Predecessor Period, which primarily relate to professional fees and separation costs related to former executives and personnel.

(4)Revenue

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

Performance Obligations

A performance obligation arises under contracts with customers to render services, provide rentals or sell products, and is the unit of account under FASB Accounting Standards Update 2014-09 - Revenue from Contracts with Customers (Topic 606). The Company accounts for services rendered and rentals provided separately if they are distinct and the service or rental is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered or rentals provided on its own or with other resources that are readily available to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. A contract’s selling prices are determined based on prices the Company charges for its services rendered, rentals provided, and products sold. The majority of the Company’s performance obligations are satisfied over time, which is generally represented by a period of 30 days or less. The Company’s payment terms vary by the type of products or services offered. The term between invoicing and when the payment is due is typically 30 days.

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

The Company expenses sales commissions when incurred because the amortization period would be one year or less.

Disaggregation of Revenue

The following table presents the Company’s revenues by segment disaggregated by geography (in thousands):

	Successor	Predecessor
	For the Period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021	Three Months Ended March 31, 2020
U.S. land
Global	$11,660	$7,472	$41,376
North America	24,819	11,543	93,302
Total U.S. land	$36,479	$19,015	$134,678

U.S. offshore
Global	$28,010	$11,894	$59,114
North America	11,815	3,673	20,942
Total U.S. offshore	$39,825	$15,567	$80,056

International
Global	$51,152	$21,512	$104,296
North America	1,639	553	2,467
Total International	$52,791	$22,065	$106,763
Total Revenues	$129,095	$56,647	$321,497

The following table presents the Company’s revenues by segment disaggregated by type (in thousands):

	Successor	Predecessor
	For the Period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021	Three Months Ended March 31, 2020
Services
Global	$44,586	$19,203	$91,313
North America	25,215	10,986	88,923
Total Services	$69,801	$30,189	$180,236

Rentals
Global	$27,063	$12,920	$79,824
North America	5,852	2,203	20,281
Total Rentals	$32,915	$15,123	$100,105

Product Sales
Global	$19,173	$8,755	$33,646
North America	7,206	2,580	7,510
Total Product Sales	$26,379	$11,335	$41,156
Total Revenues	$129,095	$56,647	$321,497

(5)Inventory

Inventories are stated at the lower of cost or net realizable value. The Company applies net realizable value and obsolescence to the gross value of the inventory. Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and WIP. Supplies and consumables primarily consist of products used in our services provided to customers. The components of the inventory balances are as follows (in thousands):

	Successor	Predecessor
	March 31, 2021	December 31, 2020
Finished goods	$44,282	$44,123
Raw materials	8,474	11,345
WIP	5,936	6,185
Supplies and consumables	38,789	25,070
Total	$97,481	$86,723

(6)Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by the Company related to costs associated with the abandonment of the acquired property. Pursuant to an agreement with the seller, the Company invoices the seller an agreed upon amount at the completion of certain decommissioning activities for the offshore platform. The gross amount of the seller’s obligation to the Company totals $115.0 million and is recorded at present value, which totaled $73.2 million as of March 31, 2021. The related discount, which is based on an effective interest rate of 6.58%, is amortized to interest income based on the expected timing of completion of the decommissioning activities. The Successor recorded interest income related to notes receivable of $0.7 million for the Successor Period. The Predecessor recorded interest income related to notes receivable of $0.4 million and $1.2 million for the Current Predecessor Period and the Prior Predecessor Quarter, respectively. Interest receivable is considered paid in kind and is compounded into the carrying amount of the note.

(7) Property, Plant and Equipment

Property, plant and equipment are stated at cost, except for assets for which reduction in value is recorded during the period and assets acquired using purchase accounting and through fresh start accounting, which are recorded at fair value as of the date of acquisition. Depreciation on acquired assets is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Machinery and equipment	3-20 years
Buildings, improvements and leasehold improvements	10-30 years
Automobiles, trucks, tractors and trailers	4-7 years
Furniture and fixtures	3-10 years

A summary of property, plant and equipment is as follows (in thousands):

	Successor	Predecessor
	March 31, 2021	December 31, 2020
Machinery and equipment	$459,973	$2,228,539
Buildings, improvements and leasehold improvements	106,790	227,828
Automobiles, trucks, tractors and trailers	8,523	12,395
Furniture and fixtures	20,644	34,246
Construction-in-progress	5,375	4,793
Land	43,734	53,952
Oil and gas producing assets	19,067	15,117
Total	664,106	2,576,870
Accumulated depreciation and depletion	(51,509)	(2,034,780)
Property, plant and equipment, net	$612,597	$542,090

Depreciation expense (excluding depletion, amortization and accretion) for the Successor Period, Current Predecessor Period and Prior Predecessor Quarter was $50.9 million, $9.5 million and $28.6 million, respectively.

As discussed above, in connection with the valuation process under fresh start accounting, certain fully depreciated assets were assigned an estimated fair value of approximately $282.1 million and remaining useful life of less than 36 months. Depreciation expense for the remainder of 2021 is expected to be approximately $203.8 million and approximately $86.9 million and $50.0 million for the years ended December 31, 2022 and 2023, respectively. See Note 3 – “Fresh Start Accounting” for additional information.

(8) Intangibles

Intangible assets consist of the following (in thousands):

		Successor			Predecessor
		March 31, 2021			December 31, 2020
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Balance	Amount	Amortization	Balance
Trade Names	10	4,898	(84)	4,814	9,045	(6,270)	2,775
Customer Relationships	17	-	-	-	14,592	(10,077)	4,515
Patents	10	2,120	(35)	2,085	-	-	-
Non-Compete Agreements	3	-	-	-	3,478	(3,478)	-
Total		$7,018	$(119)	$6,899	$27,115	$(19,825)	$7,290

Amortization expense for the Successor Period, Current Predecessor Period and Prior Predecessor Quarter was $0.1 million, $0.1 million and $0.4 million, respectively. Based on the carrying values of intangible assets at March 31, 2021, amortization expense for the next five years (2021 through 2025) is estimated to be $0.5 million for the remainder of 2021 and $0.7 million for the years 2022 through 2025.

See Note 3 – “Fresh Start Accounting” for additional information.

(9)Debt

Credit Facility

On the Emergence Date, pursuant to the Plan, the Former Parent, as parent guarantor, and SESI, as borrower, entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and letter of credit issuers named therein providing for a $120.0 million asset-based secured revolving credit facility (the “Credit Facility”), which provides for revolving loans and is available for the issuances of letters of credit. The Credit Facility will mature on December 9, 2024. The borrowing base under the Credit Facility is determined by reference to SESI’s and its subsidiary guarantors’ (i) eligible accounts receivable, (ii) eligible inventory, (iii) solely during the period from February 2, 2021 until the earlier of December 9, 2022 and the date that unrestricted cash of SESI and its wholly-owned subsidiaries is less than $75.0 million, eligible premium rental drill pipe and (iv) so long as there are no loans outstanding at such time, certain cash of SESI and its subsidiary guarantors, less reserves established by the administrative agent in its permitted discretion.

Availability under the Credit Facility at any time is equal to the lesser of (i) the aggregate commitments under the Credit Facility and (ii) the borrowing base at such time. As of March 31, 2021, the borrowing base under the Credit Facility was approximately $120.0 million and the Company had $47.5 million of letters of credit outstanding that reduced its borrowing availability under the revolving credit facility. Subject to certain conditions, upon request and with the consent of the participating lenders, the total commitments under the Credit Facility may be increased to $170.0 million. SESI’s obligations under the Credit Facility are guaranteed by the Former Parent and all of SESI’s material domestic subsidiaries, and secured by substantially all of the personal property of the Former Parent, SESI and SESI’s material domestic subsidiaries, in each case, subject to certain customary exceptions.

Borrowings under the Credit Facility bear interest, at SESI’s option, at either an adjusted LIBOR rate plus an applicable margin ranging from 3.00% to 3.50% per annum, or an alternate base rate plus an applicable margin ranging from 2.00% to 2.50% per annum, in each case, on the basis of the then applicable consolidated fixed charge coverage ratio. In addition, SESI is required to pay (i) a letter of credit fee ranging from 3.00% to 3.50% per annum on the basis of the consolidated fixed charge coverage ratio on the aggregate face amount of all outstanding letters of credit, (ii) to the issuing lender of each letter of credit, a fronting fee of no less than 0.25% per annum on the outstanding amount of each such letter of credit and (iii) commitment fees of 0.50% per annum on the daily unused amount of the Credit Facility, in each case, quarterly in arrears.

The Credit Facility contains various covenants requiring compliance, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Facility requires compliance with a fixed charge coverage ratio of 1.0 to 1.0 if either (i) an event of default has occurred and is continuing or (ii) availability under the Credit Facility is less than the greater of $20.0 million or 15% of the lesser of the aggregate commitments and the borrowing base. The covenant and other restrictions of the Credit Facility significantly restrict the ability to incur borrowings other than letters of credit.

On May 13, 2021, SESI, SESI Holdings, Inc and the subsidiary guarantors party thereto entered into a first amendment and waiver to the Credit Facility (the “First Amendment and Waiver to the Credit Facility”) to, among other things, (i) extend the deadline thereunder for the delivery of the Company’s consolidated unaudited financial statements for the quarter ended March 31, 2021 to June 1, 2021 and (ii) obtain a limited waiver of potential defaults under the Credit Facility related to a delayed public filing of such financial statements after the original deadline for delivery of such financial statements.

On May 28, 2021, SESI, L.L.C., SESI Holdings, Inc. and the subsidiary guarantors party thereto entered into a waiver to the Credit Facility to (i) extend the deadline under the Credit Agreement for the delivery of Superior Energy Services, Inc.’s consolidated unaudited financial statements for the quarter ended March 31, 2021 and the calendar months ending April 30, 2021 and May 31, 2021 to July 15, 2021 and (ii) agree that until the unaudited financial statements and a revised borrowing base certificate in connection therewith are delivered, the lenders will not be required to make any advances requested.

On July 15, 2021, SESI, the Former Parent, and the subsidiary guarantors party thereto entered into a waiver to the Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders to (i) extend the deadline under the Credit Facility for the delivery of the Company’s consolidated unaudited financial statements (x) as of and for the quarter ended March 31, 2021 to September 30, 2021 and (y) as of and for the quarter ended June 30, 2021 and the calendar months ending April 30, 2021, May 31, 2021, July 31, 2021 and August 31, 2021 to October 30, 2021, (ii) obtain a limited waiver of potential defaults under the Credit Facility related to a delayed public filing of the quarterly report on Form 10-Q with respect to the fiscal quarter ended June 30, 2021 (including related financial statements) after the original deadline (and confirmation of such waiver as it pertains to this quarterly report on Form 10-Q with respect to the fiscal quarter ended March 31, 2021), and (iii) agree that until the quarterly unaudited financial statements and a revised borrowing base certificate in connection with each such quarter is delivered, the lenders will not be required to make any advances requested.

Delayed-Draw Term Loan Commitment Letter

On September 29, 2020, the Predecessor entered into a commitment letter (the “Delayed-Draw Term Loan Commitment Letter”) with certain of the consenting noteholders (such consenting noteholders, the “Backstop Commitment Parties”). The Backstop Commitment Parties committed to provide a delayed draw term loan facility (the “Delayed-Draw Term Loan Facility”) in an aggregate principal amount not to exceed $200.0 million, upon the Company’s emergence from bankruptcy on the terms and subject to the conditions of the Delayed-Draw Term Loan Commitment Letter.

The Predecessor paid $12.0 million of fees in consideration for the commitment by the Backstop Commitment Parties during 2020. On the Emergence Date, the Delayed-Draw Term Loan Commitment Letter terminated in accordance with its terms upon the effectiveness of the Credit Facility without the establishment of the Delayed-Draw Term Loan Facility. The termination resulted in the Predecessor recognizing $12.0 million of reorganization items, net during the Current Predecessor Period.

Debtor-in-Possession Financing

In connection with the Chapter 11 Cases, the Affiliate Debtors filed a motion for approval of a debtor-in-possession financing facility, and on December 8, 2020, the Bankruptcy Court approved such motion and entered into an order approving the financings (the “DIP Order”). In accordance with the DIP Order, on December 9, 2020, the Predecessor, as guarantor, and SESI, as borrower, entered into a $120.0 million Senior Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Facility”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

On the Emergence Date, the Credit Facility replaced the DIP Credit Facility and approximately $46.6 million of undrawn letters of credit outstanding under the former DIP Credit Facility were deemed outstanding under the Credit Facility. All accrued and unpaid fees and other amounts outstanding thereunder were paid in full as well.

Prepetition Indebtedness

The Predecessor’s outstanding debt was as follows (in thousands) for the periods indicated:

	Stated Interest Rate (%)	December 31, 2020
Senior unsecured notes due September 2024	7.750	$500,000
Senior unsecured notes due December 2021	7.125	800,000
Total debt, gross		1,300,000
Reclassification to liabilities subject to compromise		(1,300,000)
Unamortized debt issuance costs		-
Total debt, net		$-

The Predecessor had outstanding $800.0 million of senior unsecured notes due December 2021. The indenture governing the 7.125% senior unsecured notes due 2021 required semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021.

The Predecessor also had outstanding $500.0 million of senior unsecured notes due September 2024. The indenture governing the 7.75% senior unsecured notes due 2024 required semi-annual interest payments on March 15 and September 15 of each year through the maturity date of September 15, 2024.

At the Petition Date, there was pre-petition accrued interest of $35.8 million under the two issuances of senior secured notes. As a result of the automatic stay from bankruptcy, principal and interest was not paid during the bankruptcy proceedings. On the Emergence Date, obligations under these notes, including principal and accrued interest of $35.8 million, were fully extinguished in exchange for cash and equity in the Successor.

(10) Decommissioning Liabilities

The Company accounts for decommissioning liabilities under ASC 410 – Asset Retirement Obligations. The Company’s decommissioning liabilities associated with an oil and gas property and its related assets include liabilities related to the plugging of wells, removal of the related platform and equipment and site restoration. The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially. The Successor had decommissioning liabilities of $174.5 million as of March 31, 2021 and the Predecessor had decommissioning liabilities of $142.7 million as of December 31, 2020, respectively. In connection with fresh start accounting, the Company now presents all asset retirement obligations separately as decommissioning liabilities on the balance sheet. Previously, certain of these decommissioning liabilities were included as a component of other long-term liabilities.

(11) Leases

Accounting Policy for Leases

The Company determines if an arrangement is a lease at inception. All of the Company’s leases are operating leases and are included in right-of-use (“ROU”) assets, accounts payable and operating lease liabilities in the condensed consolidated balance sheet.

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

Overview

The Company’s operating leases are primarily for real estate, machinery and equipment, and vehicles. The terms and conditions for these leases vary by the type of underlying asset. Total operating lease expense was as follows (in thousands):

	Successor	Predecessor
	For the Period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021	Three Months Ended March 31, 2020
Long-term fixed lease expense	$3,782	$1,824	$7,473
Long-term variable lease expense	29	19	124
Short-term lease expense	1,616	789	4,423
Total operating lease expense	$5,427	$2,632	$12,020

Supplemental Balance Sheet and Cash Flows Information

Operating leases were as follows (in thousands):

	Successor	Predecessor
	March 31, 2021	December 31, 2020
Operating lease ROU assets	$45,965	$50,192

Accrued expenses	$16,835	$18,491
Operating lease liabilities	29,416	40,258
Total operating lease liabilities	$46,251	$58,749

Weighted-average remaining lease term	10 years	9 years
Weighted-average discount rate	5.33%	6.35%

	Successor	Predecessor
	For the Period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021	Three Months Ended March 31, 2020
Cash paid for operating leases	$2,929	$1,575	$7,757
ROU assets obtained in exchange for lease obligations	$261	$453	$1,465

Maturities of operating lease liabilities at March 31, 2021 are as follows (in thousands):

Remainder of 2021	$13,591
2022	9,863
2023	7,207
2024	4,948
2025	3,844
Thereafter	22,140
Total lease payments	61,593
Less imputed interest	(15,342)
Total	$46,251

(12) Fair Value Measurements

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Successor Fair Value at March 31, 2021
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$-	$15,265	$-	$15,265
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$2,112	$-	$2,112
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$19,068	$-	$19,068

	Predecessor Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$-	$15,013	$-	$15,013
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$2,869	$-	$2,869
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$20,697	$-	$20,697
Total debt	$409,050	$-	$-	$409,050

The Company’s non-qualified deferred compensation plans allow officers, certain highly compensated employees and non-employee directors to defer receipt of a portion of their compensation and contribute such amounts to one or more hypothetical investment funds. These investments are reported at fair value based on unadjusted quoted prices in active markets for identifiable assets and observable inputs for similar assets and liabilities, which represent Level 2 in the fair value hierarchy. Commencement of the Chapter 11 Cases automatically stayed payments under the non-qualified deferred compensation plans. As a result of the consummation of the Plan, restricted stock units issued prior to the Fresh Start Accounting Date under the Company’s stock incentive plans were cancelled for zero consideration.

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

The following table reflects the fair value measurements used in testing the impairment of long-lived assets (in thousands):

	Prior Predecessor Quarter
	Impairment	Fair Value
Property, plant and equipment, net	$16,522	$13,593

See Note 14 – “Reduction in Value of Assets” for a discussion of the reduction in value of assets recorded during the Prior Predecessor Quarter.

(13) Segment Information

In connection with our emergence from bankruptcy, the reportable segments were changed to Global and North America. Reportable segments in the Predecessor’s Annual Report on Form 10-K were Drilling Products and Services, Onshore Completion and Workover Services, Production Services and Technical Solutions.

Business Segments

The Global segment operates in both the domestic and international markets. Its products and service offerings are provided through its five global brands: Workstrings International, which provides value-added engineering services and high-specification premium downhole tubular and accessory rentals; Stabil Drill, which provides design, engineering, manufacturing and rental of premium bottom hole assemblies; ISS, which provides hydraulic workover and snubbing services; Wild Well Control, which provides engineering, risk management, well control and training solutions; and Superior Completion Services, which provides design, engineering and manufacturing of premium sand control tools. Additionally, through its International Services operations, the Global segment provides intervention services such as coiled tubing, cased hole and mechanical wireline, production testing and optimization and remedial pumping services. The Global segment also includes the Company’s oil and gas production related to its 51% ownership interest in its sole federal offshore oil and gas property and related assets.

The North America segment provides domestic intervention services such as coiled tubing, cased hole and mechanical wireline, production testing and optimization, and remedial pumping services. It also rents accommodation units and specialized equipment for use with onshore and offshore oil and gas well drilling, completion, production and workover activities. Additionally, fluid handling, workover and maintenance services are performed by the North America segment.

The Company evaluates the performance of its reportable segments based on income or loss from operations excluding corporate expenses. The segment measure is calculated as follows: segment revenues less segment operating expenses, depreciation, depletion, amortization and accretion expense and reduction in value of assets. The Company uses this segment measure to evaluate its reportable segments because it is the measure that is most consistent with how the Company organizes and manages its business operations. Corporate and other costs primarily include expenses related to support functions, salaries and benefits for corporate employees and stock-based compensation expenses.

Summarized financial information for the Company’s segments is as follows (in thousands):

Successor
For the period February 3, 2021 through March 31, 2021
		North	Corporate and	Consolidated
	Global	America	Other	Total
Revenues	$90,823	$38,272	$-	$129,095
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	57,607	32,091	-	89,698
Depreciation, depletion, amortization
and accretion	36,079	15,456	1,272	52,807
General and administrative expenses	10,611	3,636	6,690	20,937
Restructuring and other expenses	-	-	8,383	8,383
Loss from operations	(13,474)	(12,911)	(16,345)	(42,730)
Interest income (expense), net	710	-	(495)	215
Reorganization items, net	-	-	-	-
Other income	-	-	(2,845)	(2,845)
Loss from continuing operations
before income taxes	$(12,764)	$(12,911)	$(19,685)	$(45,360)

Predecessor
For the period January 1, 2021 through February 2, 2021
			Corporate and	Consolidated
	Global	North America	Other	Total
Revenues	$40,878	$15,769	$-	$56,647
Cost of revenues (exclusive of depreciation,
depletion, amortization and accretion)	24,898	15,064	-	39,962
Depreciation, depletion, amortization
and accretion	7,135	3,049	314	10,498
General and administrative expenses	5,521	1,786	4,857	12,164
Restructuring and other expenses	-	-	1,270	1,270
Income (loss) from operations	3,324	(4,130)	(6,441)	(7,247)
Interest income (expense), net	355	-	(151)	204
Reorganization items, net	39,416	(76,238)	372,382	335,560
Other expense	-	-	(2,104)	(2,104)
Income (loss) from continuing operations
before income taxes	$43,095	$(80,368)	$363,686	$326,413

Three Months Ended March 31, 2020
		Onshore
		Completion
	Drilling Products	and Workover	Production	Technical	Corporate and	Consolidated
	and Services	Services	Services	Solutions	Other	Total
Revenues	$103,993	$61,218	$101,504	$54,782	$-	$321,497
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	34,963	52,589	82,612	41,522	-	211,686
Depreciation, depletion, amortization
and accretion	17,790	6,313	10,838	5,345	1,069	41,355
General and administrative expenses	14,513	5,314	7,855	13,991	23,484	65,157
Reduction in value of assets	-	-	4,096	12,426	-	16,522
Income (loss) from operations	36,727	(2,998)	(3,897)	(18,502)	(24,553)	(13,223)
Interest income (expense), net	-	-		1,173	(26,307)	(25,134)
Other income	-	-			(4,232)	(4,232)
Income (loss) from continuing operations
before income taxes	$36,727	$(2,998)	$(3,897)	$(17,329)	$(55,092)	$(42,589)

Identifiable Assets
		North	Corporate and	Consolidated
	Global	America	Other	Total
March 31, 2021 - Successor	$970,767	$308,373	$144,700	$1,423,840

	Drilling Products	Completion and Workover	Production	Technical	Corporate and	Consolidated
	and Services	Services	Services	Solutions	Other	Total
December 31, 2020 - Predecessor	$557,469	$183,065	$368,185	$260,339	$132,021	$1,501,079

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

Revenues
	Successor	Predecessor
	For the period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021	Three Months Ended March 31, 2020
United States	$76,304	$34,582	$214,734
Other countries	52,791	22,065	106,763
Total	$129,095	$56,647	$321,497

Long-Lived Assets

	Successor	Predecessor
	March 31, 2021	December 31, 2020
United States	$438,538	$387,097
Other countries	174,059	154,993
Total	$612,597	$542,090

(14) Reduction in Value of Assets

During the first quarter of 2020, in line with the rapidly changing market conditions, the Predecessor’s market capitalization deteriorated. The Predecessor determined that the recent events constituted a triggering event that required the Predecessor to review the recoverability of its long-lived assets and to perform an interim goodwill impairment as of March 31, 2020.

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

During the Prior Predecessor Quarter, the Predecessor recorded $16.5 million in connection with the reduction in the value of its long-lived assets. The reduction in value of assets was comprised of $16.5 million related to property, plant and equipment in the Global segment.

(15) Goodwill

As part of the Successor’s emergence from the Chapter 11 Cases, the Successor adopted fresh start accounting and began reporting as a new accounting entity as of the Fresh Start Reporting Date. Due to the fair value measurement of the Company’s assets and liabilities as required by ASC 852, the Company determined that the Successor retained no goodwill balance based on the assignment of reorganization value to the Successor’s identifiable assets and liabilities. As noted in Note 3 – “Fresh Start Accounting,” the Predecessor’s goodwill balance of $138.9 million was eliminated during the fresh start adjustments to the consolidated condensed balance sheet as of February 2, 2021.

(16) Stock-Based Compensation Plans

As noted in Note 2 – “Emergence from Voluntary Reorganization under Chapter 11,” the Former Parent’s equity interests were cancelled as of the Emergence Date and new Class A common stock was issued to settle claims arising as a result of holding either the 7.125% Notes or the 7.750% Notes. As a result of the consummation of the Plan, restricted stock units issued prior to the fresh start accounting date under the Company’s stock incentive plans were cancelled for zero consideration. The balance sheet effect of the cancellation is noted in Note 3 – “Fresh Start Accounting.”

See Note 23 – “Subsequent Events” for further information on stock-based compensation plans and the 2021 Management Incentive Plan (the “Incentive Plan”).

(17) Income Taxes

The effective tax rate for the Successor Period and the Current Predecessor Period was 17.3% and 18.4%, respectively, on income from continuing operations. The tax rate in the Successor Period is different from the statutory rate of 21% primarily from non-deductible items and foreign losses for which no tax benefit is being recorded. The tax rate in the Current Predecessor Period is different from the statutory rate of 21% primarily from the adoption of fresh start accounting during the period.

The effective tax rate for the three-month ending March 31, 2020 was 24.1% on income from continuing operations. The tax rate is different from the statutory rate of 21% primarily because of the impact of the CARES Act legislation which allowed the company to carryback losses from 2018, 2019 and 2020 to prior periods for refunds of prior year income tax. The CARES Act was intended to provide economic stimulus to address the impact of the COVID-19 pandemic.

The Successor had $14.7 million of unrecognized tax benefits as of March 31, 2021 and the Predecessor had $13.2 million of unrecognized tax benefits as of December 31, 2020, all of which would impact the Company’s effective tax rate if recognized. It is the Company’s policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

As of March 31, 2021, we have a valuation allowance of $97.2 million recorded against our deferred tax assets that relate to US foreign tax credits, US state net operating losses and other non-US deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period. The Company assesses the realizability of deferred tax assets quarterly and considers carryback availability, the scheduled reversal of deferred tax liabilities, and tax planning strategies in making this assessment.

(18) Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the denominator is increased to include the number of additional shares of common stock that could have been outstanding assuming the exercise of stock options and the conversion of restricted stock units.

The Successor Period and Predecessor Prior Quarter did not have any potentially dilutive shares as these periods reflected a net loss.

(19) Contingencies

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

A subsidiary of the Company is involved in legal proceedings with two former employees regarding the payment of royalties for a patentable product paid for by the subsidiary and developed while they worked for the subsidiary. On April 2, 2018, the former employees and their corporation filed a lawsuit (the “First Case) in the Harris County District Court (the “District Court”) alleging that the royalty payments they had invoiced at 25% and for which they received payments since 2010, should have been paid at a rate of 50%. In May 2019, the jury issued a verdict in favor of the plaintiffs. On October 25, 2019, the court issued a final judgment against the Company, which the Company has fully secured with a supersedeas bond. The Company strongly disagrees with the verdict and believes the District Court committed several legal errors that should result in a reversal or remand of the case by the Court of Appeals.

A second case (the “Second Case”) was filed in District Court against the same subsidiary of the Company bringing the same claims and seeking damages post judgment from the First Case until discontinuation of the sale of the product at issue by the subsidiary.  In December 2020, the Court entered a final judgement for the Plaintiffs’ and the Second Case was stayed for the duration of the Company’s bankruptcy. As of March 31, 2021, the appeal has not yet been perfected in this case. The Company intends to file an appeal and a Motion to Abate the Second Case pending the appeal of the First Case. As of March 31, 2021, the Company has reserved $5.5 million for the judgements in the First Case and Second Case.

An Indian subsidiary of the Company had entered into a contract with an Indian oil and gas company to provide an off-shore vessel for various types of work.  A dispute arose over the performability of the terms of the contract.  The potential loss of this possible onerous contract is approximately $7.3 million.

Commencement of the Chapter 11 Cases automatically stayed certain proceedings and actions against the Predecessor. These cases have continued after the Emergence Date.

(20) Discontinued Operations

On December 10, 2019, the Predecessor’s indirect, wholly owned subsidiary, Pumpco Energy Services, Inc. (Pumpco), completed its existing hydraulic fracturing field operations and determined to discontinue, wind down and exit its hydraulic fracturing operations. The Successor intends to maintain an adequate number of employees to efficiently wind down Pumpco’s business on or around December 31, 2021. The financial results of Pumpco’s operations have historically been included in the Predecessor’s North America segment. The Successor continued to sell Pumpco’s fixed assets as of March 31, 2021.

The following table summarizes the components of discontinued operations, net of tax (in thousands):

	Successor	Predecessor
	For the Period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021	Three Months Ended March 31, 2020
Revenues	$-	$-	$254
Cost of services (1)	(1,808)	210	5,459

Income (loss) from discontinued operations before tax	878	2,265	(59,651)
Income (loss) from discontinued operations, net of income tax	878	2,265	(47,129)

(1)As discussed above under “Changes in Accounting Policies” gains and losses from asset sales are included as a component of Cost of services in the Successor period.

For the Prior Predecessor Quarter, loss from discontinued operations included $46.4 million in the reduction in value of assets relating to the impairment of property, plant and equipment. Income taxes for the Prior Predecessor Quarter were $12.5 million.

The following summarizes the assets and liabilities related to the Pumpco business reported as discontinued operations (in thousands):

	Successor	Predecessor
	March 31, 2021	December 31, 2020
Current assets:
Other current assets	$1,997	$2,155
Total current assets	1,997	2,155

Property, plant and equipment, net	39,863	45,397
Operating lease ROU assets	21	83
Total assets	$41,881	$47,635

Current liabilities:
Accounts payable	$-	$165
Accrued expenses	1,177	1,326
Total current liabilities	1,177	1,491

Operating lease liabilities	-	2,588
Total liabilities	$1,177	$4,079

Significant operating non-cash items relating to Pumpco and cash flows from investing activities were as follows (in thousands):

	Successor	Predecessor
	For the Period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021	Three Months Ended March 31, 2020
Cash flows from discontinued operating activities:
Reduction in value of assets	$-	$-	$46,358

Cash flows from discontinued investing activities:
Proceeds from sales of assets	5,024	486	8,449

(21) Supplemental Cash Flow Information

The table below is a reconciliation of cash, cash equivalents and restricted cash for the beginning and the end of the period for all periods presented:

	Successor	Predecessor
	For the period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021	Three Months Ended March 31, 2020

Cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$172,768	$188,006	$272,624
Restricted cash-current	16,751	-	-
Restricted cash-non-current	80,179	80,178	2,764
Cash, cash equivalents, and restricted cash, beginning of period	$269,698	$268,184	$275,388

Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$197,307	$172,768	$252,221
Restricted cash-current	16,751	16,751	-
Restricted cash-non-current	80,056	80,179	2,773
Cash, cash equivalents, and restricted cash, end of period	$294,114	$269,698	$254,994

(22) New Accounting Pronouncements

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13 - Measurement of Credit Losses on Financial Instruments (ASU 2016-13). This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses (the “CECL”) model. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses on financial instruments at the time the asset is originated or acquired. This update will apply to receivables arising from revenue transactions. The new standard is effective for the Company beginning on January 1, 2023. The Company has concluded that the adoption of ASU 2016-13 will not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 - Simplifying the Accounting for Income Taxes (ASU 2019-12). This update simplifies the accounting for income taxes by removing the following exceptions: (1) the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items; (2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The update also (1) requires an entity to recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; (2) requires an entity to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; (3) specifies that an entity is not required to allocate the consolidate amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; (4) requires an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date; and (5) makes minor codification improvements for income taxes related to employee stock ownership plans. The Company’s adoption of ASU 2019-12 as of January 1, 2021 has not had a material impact on its financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This update provides an optional expedient and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (IBORs) and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, which clarifies that certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments in these ASUs are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is still evaluating the effect of adopting this guidance.

(23) Subsequent Events

2021 Management Incentive Plan

On June 1, 2021, the Company’s Board of Directors (the “Board”) and the Compensation Committee of the Board (the “Compensation Committee”) approved and adopted the Company’s Incentive Plan), which provides for the grant of share-based and cash-based awards and, in connection therewith, the issuance from time to time of up to 1,999,869 shares of the Company’s Class B common stock, par value $0.01 per share. The accounting and related disclosures will be incorporated into the Company’ Form 10-Q for the period ending June 30, 2021.

Restricted Stock Grants

On June 1, 2021, the Board and the Compensation Committee approved the forms of restricted stock award agreements for (i) employee participants (the “Employee Restricted Stock Award Agreement”) and (ii) non-employee directors (the “Director Restricted Stock Award Agreement”).

On June 1, 2021, the Board and the Compensation Committee approved, pursuant to the applicable Employee Restricted Stock Award Agreements and Director Restricted Stock Award Agreements, the issuance (without giving effect to tax withholding) of 113,840 restricted shares of Class B common stock under the Incentive Plan to certain of the Company’s non-employee directors and officers, including 33,519 and 12,649 shares to Michael Y. McGovern, the Company’s Executive Chairman of the Board, and James W. Spexarth, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, respectively (the “Restricted Stock Grants”). The Restricted Stock Grants will vest over a period of three years, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement. The issuance of the restricted Class B common stock pursuant to the applicable Employee Restricted

Stock Award Agreements and Director Restricted Stock Award Agreements under the Incentive Plan is exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Divestiture

On July 9, 2021, the Company entered into a Securities Purchase and Sale Agreement (the “Purchase Agreement”) with SES Holdings, LLC (the “Parent”), Select Energy Services, Inc. (the “Buyer”) (solely to the extent stated therein), and Complete Energy Services, Inc. (“Complete”). Pursuant to the Purchase Agreement, the Buyer acquired certain of the Company’s onshore oilfield services operations in the United States through the acquisition of 100% of the equity interests of Complete, for a purchase price of approximately $14.0 million in cash and the issuance of 3.6 million shares of Class A common stock, $0.01 par value, of the Parent, subject to customary post-closing adjustments. The Purchase Agreement also contains certain registration rights of the Company which requires the Parent to file a registration statement with the SEC for the resale of the Class A common stock issued to the Company. The Purchase Agreement contains customary representations, warranties and covenants. The loss on sale was $16.7 million in the Successor Period.

Transformation Project

In connection with the Company’s previously announced transformation project, subsequent to March 31, 2021, we have disposed of certain assets with a net book value of approximately $51 million. Proceeds from the sales of these assets have totaled approximately $57 million through September 28, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “us” and similar terms refer to (i) prior to the Emergence Date (as defined below), SESI Holdings, Inc. (formerly known as Superior Energy Services, Inc.) (the “Former Parent”) and its subsidiaries and (ii) after the Emergence Date, Superior Energy Services, Inc. (formerly known as Superior Newco, Inc.) and its subsidiaries. As used herein, the following terms refer to the Company and its operations:

“Predecessor”	The Company, prior to the Emergence Date
“Current Predecessor Period”	The Company's operations, January 1, 2021 – February 2, 2021
“Prior Predecessor Quarter”	The Company's operations, January 1, 2020 - March 31, 2020
“Successor”	The Company, after the Emergence Date
“Successor Period”	The Company's operations, February 3, 2021 - March 31, 2021

Effective as of the Emergence Date, the entity now known as Superior Energy Services, Inc. (formerly known as Superior Newco, Inc.) became the successor reporting company to the Former Parent pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020, and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the discussion of our Critical Accounting Policies and Estimates. The below is an update to those policies:

Fresh Start Accounting

In connection with the emergence from bankruptcy and in accordance with ASC 852, the Company qualified for and adopted fresh start accounting on the Emergence Date because (1) the holders of the then-existing common shares of the Predecessor received less than

50% of the new common shares of the Successor outstanding upon emergence and (2) the reorganization value of the Predecessor’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims. See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 1 – “Basis of Presentation” and Note 3 – “Fresh Start Accounting” for additional information.

Forward-Looking Statements

This quarterly report on Form 10-Q and other documents filed by us with the SEC contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements other than statements of historical fact included in this quarterly report on Form 10-Q or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

•risks and uncertainties regarding the voluntary petitions for relief filed by the Affiliate Debtors (as defined below) on December 7, 2020 (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas Houston Division (the “Bankruptcy Court”), including but not limited to: the continuing effects of the Chapter 11 Cases on us and our various constituents; attendant risks associated with restrictions on our ability to pursue our business strategies; and uncertainty and continuing risks associated with our ability to achieve our stated goals;

•the likelihood that our historical financial information may no longer be indicative of our future performance; and our implementation of fresh start accounting;

•the difficulty to predict our long-term liquidity requirements and the adequacy of our capital resources;

•restrictive covenants in the $120.0 million asset-based secured revolving Credit Facility (define below) could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests;

•our ability to prepare and file our quarterly report for the quarter ended June 30, 2021 or deliver other required financial information within the time periods prescribed by our Credit Facility or to obtain additional waivers from our lenders;

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

•the ability of the members of Organization of Petroleum Exporting Countries (“OPEC+”) to agree on and to maintain crude oil price and production controls;

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

•risks associated with potential changes of Bureau of Ocean Energy Management security and bonding requirements for offshore platforms;

•the likelihood that the interests of our significant stockholders may conflict with the interests of our other stockholders;

•the risks associated with owning our Class A common stock, par value $0.01 per share, for which there is no public market;

•the likelihood that the Stockholders Agreement (as defined below) may prevent certain transactions that could otherwise be beneficial to our stockholders; and

•our ability to remediate the identified material weakness in our internal control over financial reporting.

These risks and other uncertainties related to our business are described in detail in Item 1A of our Annual Report on Form 10-K (the “Annual Report”) for the year ended December 31, 2020. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements. We undertake no obligation to update any of our forward-looking statements for any reason, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Executive Summary

General

We provide a wide variety of services and products to the energy industry. We serve major, national and independent oil and natural gas exploration and production companies around the world and offer products and services with respect to the various phases of a well’s economic life cycle. The Successor reports its operating results in two business segments: Global and North America.

Recent Developments

Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 1 – “Basis of Presentation” for information regarding the Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code.

Fresh Start Accounting

Beginning on the Emergence Date, we applied fresh start accounting, which resulted in a new basis of accounting and we became a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after February 2, 2021 are not comparable with the consolidated financial statements on or prior to that date. See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 3 – “Fresh Start Accounting” for additional information.

Divestiture

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 23 – “Subsequent Events” for additional information.

Waivers to Credit Agreement

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 23 – “Subsequent Events” for additional information.

Credit Facility

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 9 – “Debt” for additional information.

Stockholders Agreement

On the Emergence Date, in order to implement the governance related provisions reflected in the Plan, the stockholder’s agreement, dated February 2, 2021 (the “Stockholders Agreement”), was executed, to provide for certain governance matters. Other than the obligations related to Confidential Information (as defined in the Stockholders Agreement), the rights and preferences of each stockholder under the Stockholders Agreement will terminate when such stockholder ceases to own any shares of Class A common stock.

The foregoing description of the Stockholders Agreement is qualified in its entirety by the full text of the document, which is incorporated herein by reference.

Amendments to Stockholders Agreement

The Company and stockholders holding a majority of the Company’s Class A common stock entered into that certain amendment to the Stockholders Agreement, effective May 14, 2021, extending the deadline to provide its stockholders unaudited consolidated quarterly financial statements from 45 days after the conclusion of a quarter to 60 days after such quarter (or, if applicable, the first business day thereafter).

The Company and stockholders holding a majority of the Company’s Class A common stock entered into that certain Second Amendment to the Stockholders Agreement, effective May 31, 2021, extending the deadline to provide its stockholders the unaudited consolidated quarterly financial statements for the quarter ended March 31, 2021 to no later than July 15, 2021.

The Company and stockholders holding a majority of the Company’s Class A common stock entered into that certain Third Amendment to the Stockholders Agreement, effective as of July 14, 2021, extending the deadline to provide its stockholders the unaudited consolidated quarterly financial statements for the quarters ended March 31, 2021 and June 30, 2021 to no later than September 30, 2021 and October 31, 2021, respectively.

Departure and Appointment of Directors

Pursuant to the Plan, as of the Emergence Date, the following directors ceased to serve on the Predecessor’s board of directors: Terence E. Hall, Peter D. Kinnear, Janiece M. Longoria, Michael M. McShane, James M. Funk and W. Matt Ralls. All officers immediately prior to the Emergence Date were retained in their existing positions upon the Emergence Date, subject to the terms of the Plan.

Pursuant to the Plan and the Stockholders Agreement, our current Board of Directors (the “Board”) consists of the following six members:

•Joseph Citarrella

•Daniel E. Flores

•Michael Y. McGovern

•Julie J. Robertson

•Krishna Shivram

•Timothy J. Winfrey

Departure of Executive Officers

On March 22, 2021, the Company announced that David Dunlap, the Company’s President and Chief Executive Officer and a member of the Board, and Westy Ballard, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, had each resigned from all positions with the Company effective March 16, 2021 (the “Resignation Date”). Mr. Dunlap and Mr. Ballard resigned from the Company to pursue other opportunities and their departures are not related to any disagreements regarding financial disclosures, accounting matters or other business issues. Each of Mr. Dunlap and Mr. Ballard have entered into a waiver and release agreement which contains, among other things, a release of claims and an acknowledgment that the individuals will continue to be bound by the terms of their existing restrictive covenant agreements with the Company contained in their respective employment agreements, and an acknowledgment that each will receive predetermined amounts under such employment agreements, provided that such individual does not subsequently revoke his waiver and release agreement, as follows: (i) the executive’s base salary through the date of termination, earned and vested benefits under Company long-term incentive and employee benefit plans and programs, and medical or other welfare benefits required by law or the applicable plan (including payment of the executive’s accrued deferred compensation and supplemental retirement plan benefits, as applicable, and the payments, if any, earned under the executive’s previously-disclosed 2018 and 2019 performance share unit awards, provided that any payment under the 2019 performance share unit award will be pro-rated for the portion of the performance period elapsed prior to termination); (ii) a lump sum payment equal to (x) two times the sum of the executive’s annual salary plus target annual bonus, and (y) the executive’s pro-rated target annual bonus for the year of termination, the payments in this clause (ii) resulting in a lump sum cash payment to Mr. Dunlap and Mr. Ballard of approximately $3.7 million and $1.7 million, in each case minus required withholding and deductions, respectively; and (iii) Company-paid healthcare continuation benefits for up to 24 months for the individual and the individual’s spouse and family.

On March 18, 2021, Michael Y. McGovern, the Chairman of the Company’s Board, was appointed Executive Chairman and effective as of the Resignation Date assumed the functions of the Company’s Principal Executive Officer on an interim basis until Mr. Dunlap’s successor is identified, and James Spexarth, the Company’s former Chief Accounting Officer, effective as of the Resignation Date was appointed to also serve as interim Chief Financial Officer of the Company. Effective August 19, 2021, the Board announced the appointment of Mr. Spexarth to serve as the Company’s Executive Vice President, Chief Financial Officer and Treasurer. See the filed 8-K dated August 19, 2021 for further information.

Effective April 21, 2021, William B. Masters, a named executive officer of the Company, resigned from his position as the Company’s Executive Vice President and General Counsel and transitioned to the role of a senior advisor to the Company.

The Company and Mr. Masters entered into a Transition Agreement, dated April 21, 2021 (the “Transition Agreement”), which replaced the June 15, 2013 employment agreement between Mr. Masters and the Company in its entirety except for certain surviving provisions set forth in the Transition Agreement, including the restrictive covenant agreements contained in his employment agreement (other than the one-year non-compete covenant that otherwise would apply if Mr. Masters voluntarily resigns his employment with the Company with or without good cause).

On July 7, 2021, Blaine Edwards was promoted to Executive Vice President and General Counsel. Mr. Edwards previously served as Assistant General Counsel and has been employed at the Company for ten years.

On September 9, 2021, A. Patrick Bernard, a named executive officer of the Company, and the Company mutually agreed that Mr. Bernard will retire from his position as the Company’s Executive Vice President, effective March 31, 2023. On September 9, 2021, Mr. Bernard was also assigned to serve as President of the Company’s International segment in connection with the transitioning of Mr. Bernard’s duties, in accordance with the terms of the Transition and Retirement Agreement (as defined below).

In connection with his retirement, Mr. Bernard entered into a Transition and Retirement Agreement with the Company on September 9, 2021 (the “Transition and Retirement Agreement”), which was approved by the Board. Pursuant to the terms of the Transition and Retirement Agreement, Mr. Bernard will continue to serve with the Company through the first to occur of March 31, 2023 or his earlier termination of employment. Mr. Bernard’s separation from the Company will deemed to be a termination without Cause under section 5(a)(iv) of his employment agreement with the Company, effective June 15, 2013 (“Employment Agreement”), a composite form of which was previously filed with the SEC. Between September 9, 2021 and March 31, 2023, Mr. Bernard will be paid an amount based on his current annualized base salary of $400,000 (increased as of July 1, 2021 from his previous base of $302,400) bi-weekly, and Mr. Bernard and his family will remain eligible for continued participation in all medical and other welfare benefit plans generally available to the Company’s executive officers. Following March 31, 2023 (or earlier retirement date, if applicable), pursuant to governing law and independent of the Transition and Retirement Agreement, Mr. Bernard may elect COBRA benefit continuation coverage.

Unless earlier terminated, on March 31, 2023, Mr. Bernard will be entitled to, among other things, the severance payments set forth in section 6(c) of his Employment Agreement. Mr. Bernard’s severance payments include a payment equal to two times the sum of the applicable base salary then in effect and the applicable target bonus in the Company’s annual incentive plan for that fiscal year. Under the terms of the Transition and Retirement Agreement, Mr. Bernard has agreed to release the Company from various claims and agrees not to sue the Company for those claims, subject to certain exceptions required by applicable law.

2021 Management Incentive Plan

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 23 – “Subsequent Events” for additional information.

Restricted Stock Grants

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 23 – “Subsequent Events” for additional information.

Senior Notes-Prepetition Indebtedness

As part of the transactions undertaken pursuant to the Plan, the record holders of certain of the 7.125% Notes and the 7.750% Notes contributed all of their allowed claims described in the Plan in exchange for either (i) a cash payout to be entirely funded by the Equity Rights Offering, or (ii) shares of the Class A common stock. See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 2 “Emergence from Voluntary Reorganization under Chapter 11” and Note 9 – “Debt” for additional information.

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

Commodity prices during 2021 will continue to be impacted by the global containment of the virus, pace of economic recovery, as well as changes to OPEC+ production levels. There is increased economic optimism in 2021 as governments worldwide continue to distribute the COVID-19 vaccines. However, although vaccination campaigns are underway, several regions, including areas of the United States, have been and continue to deal with a rebound in the pandemic. There is also concern about whether vaccines will be effective against different strains of the virus that have developed and may develop in the future. West Texas Intermediate (WTI) oil spot prices have recovered to pre-pandemic levels. OPEC+ continues to meet regularly to review the state of global oil supply, demand and inventory levels. Even though signs of economic recovery centered on COVID-19 mitigation, global vaccine distribution and re-opening efforts make demand for oil and gas difficult to project, we believe demand is recovering and prices will be positively impacted.

Industry Trends

The oil and gas industry is both cyclical and seasonal. The level of spending by oil and gas companies is highly influenced by current and expected demand and future prices of oil and natural gas. Changes in spending result in an increased or decreased demand for our services and products. Rig count is an indicator of the level of spending by oil and gas companies. The Company’s financial performance is significantly affected by the rig count in the U.S. land and offshore market areas as well as oil and natural gas prices and worldwide rig activity, which are summarized in the tables below.

	March 31,
	2021	2020	% Change
Worldwide Rig Count (1)
U.S.:
Land	378	764	-51%
Offshore	15	21	-29%
Total	393	785	-50%
International (2)	698	1,074	-35%
Worldwide Total	1,091	1,859	-41%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$58.09	$41.00	42%
Natural Gas (Henry Hub)	$3.50	$1.90	84%

(1) Estimate of drilling activity as measured by the average active drilling rigs based on Baker Hughes Co. rig count information.

(2) Excludes Canadian Rig Count.

The following table sets forth consolidated results of operations for the periods indicated. The Successor Period and the Current Predecessor Period are distinct reporting periods as a result of the emergence from bankruptcy on the Emergence Date. References in these results of operations to changes in comparison to the Prior Predecessor Quarter combine the Successor Period and Current Predecessor Period results for the three months ended March 31, 2021 in order to provide some comparability of such information to the Prior Predecessor Quarter. While this combined presentation is not presented according to generally accepted accounting principles in the United States of America (“GAAP”) and no comparable GAAP measures are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons to the corresponding Prior Predecessor Quarter as reviewing the Successor Period results in isolation would not be useful in identifying trends in or reaching conclusions regarding our overall operating performance.

	Successor	Predecessor	Non-GAAP	Predecessor
	For the period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021	For the Combined Three Months ended March 31, 2021	For the Three Months Ended March 31, 2020	Change

Revenues	$129,095	$56,647	$185,742	$321,497	$(135,755)

Cost of revenues	89,698	39,962	129,660	211,686	(82,026)
Depreciation, depletion, amortization and accretion	52,807	10,498	63,305	41,355	21,950
General and administrative expenses	20,937	12,164	33,101	65,157	(32,056)
Restructuring and other expenses	8,383	1,270	9,653	-	9,653
Reduction in value of assets	-	-	-	16,522	(16,522)
Loss from operations	(42,730)	(7,247)	(49,977)	(13,223)	(36,754)

Other income (expense):
Interest income (expense), net	215	204	419	(25,134)	25,553
Reorganization items, net	-	335,560	335,560	-	335,560
Other income (expense):	(2,845)	(2,104)	(4,949)	(4,232)	(717)
Income (loss) from continuing operations before income taxes	(45,360)	326,413	281,053	(42,589)	323,642
Income tax benefit (expense)	7,852	(59,901)	(52,049)	10,254	(62,303)
Net income (loss) from continuing operations	(37,508)	266,512	229,004	(32,335)	261,339
Income (loss) from discontinued operations, net of income tax	878	2,265	3,143	(47,129)	50,272
Net income (loss)	$(36,630)	$268,777	$232,147	$(79,464)	$311,611

Comparison of the Results of Operations for the Three Months Ended March 31, 2021 and 2020

Net income for the combined three months ended March 31, 2021 (the “Combined Current Quarter”) was $232.1 million, which was driven primarily by recognition of a $335.6 million gain in Reorganization items, net due to debt forgiveness as part of the Company’s emergence from bankruptcy. Also included in the results for Combined Current Quarter was a pre-tax charge of $9.7 million related to restructuring activities. This compares to a net loss for the Prior Predecessor Quarter of $79.5 million.

Revenues and Cost of Revenues

Revenue for the Combined Current Quarter decreased by 42% to $185.7 million, as compared to $321.5 million for the Prior Predecessor Quarter. Cost of revenues for the Combined Current Quarter decreased by 38%, to $131.2 million, as compared to $211.7 million for the Prior Predecessor Quarter. Both revenues and cost of revenues were severely impacted by the effects of COVID-19 on the worldwide economy, and the Company’s results were impacted by a decline in all business lines. The Company experienced a decline in rentals of premium drill pipe and bottom hole assemblies as well as a decline in revenues from accommodation units, slickline services and plug and abandonment activities.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion was $63.3 million during the Combined Current Quarter compared to $41.4 million during the Prior Predecessor Quarter. The increase in depreciation, depletion, amortization and accretion is related to both an increase in the carrying value of our assets and lower average remaining useful lives as a result of the fair value adjustment recorded as a part of fresh start accounting.

General and Administrative Expenses

General and administrative expense was $33.1 million during the Combined Current Quarter compared to $65.2 million during the Prior Predecessor Quarter. The decrease is the result of our continued focus on limiting spending and reducing our cost structure.

Restructuring and Other Expenses

Restructuring and other expenses were $9.7 million during the Combined Current Quarter and primarily relate to the severance expenses and costs related to executive officers that resigned during the period.

Reorganization items, net

Reorganization items, net were $335.6 million during the Current Predecessor Period. See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 3 – “Fresh Start Accounting” for additional information on reorganization items, net.

Interest Expense

Contractual interest expense on the Predecessor’s senior unsecured notes was $8.0 million for the Current Predecessor Period, which is in excess of the $0.2 million included in interest expense, net in the condensed consolidated statements of operations because the Predecessor discontinued accruing interest with the commencement of the Chapter 11 Cases in accordance with the terms of the Plan and ASC 852.

Income Taxes

The effective tax rate for the three-month period ending March 31, 2021 was 18.5% on income from continuing operations. The tax rate is different from the statutory rate of 21% primarily from the adoption of fresh start accounting during the period.

The effective tax rate for the three-month ending March 31, 2020 was 24.1% on income from continuing operations. The tax rate is different from the statutory rate of 21% primarily because of the impact of the CARES Act legislation which allowed the company to carryback losses from 2018, 2019 and 2020 to prior periods for refunds of prior year income tax.

Liquidity and Capital Resources

Cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Certain sources and uses of cash, such as our level of discretionary capital expenditures and divestitures of non-core assets, are within our control and are adjusted as necessary based on market conditions.

Also impacting liquidity is the state of the global economy, which impacts oil and natural gas consumption. The Company’s operations continue to be disrupted due to the circumstances surrounding the COVID-19 pandemic. The significant business disruption resulting from the COVID-19 pandemic has impacted customers, vendors and suppliers in all geographical areas where the Company operates. The closure of non-essential business facilities and restrictions on travel put in place by governments around the world have significantly reduced economic activity. Also, the COVID-19 pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. There is increased economic optimism in 2021 as governments worldwide continue to distribute the COVID-19 vaccines. However, although vaccination campaigns are underway, several regions, including areas of the United States, have been and continue to deal with a rebound in the pandemic. There is also concern about whether vaccines will be effective against different strains of the virus that have developed and may develop in the future. Even though signs of economic recovery centered on COVID-19 mitigation, global vaccine distribution, and re-opening efforts make demand for oil and gas difficult to project, we believe demand is recovering and prices will be positively impacted.

Financial Condition and Sources of Liquidity

The primary sources of liquidity during the period covered by this quarterly report on Form 10-Q have been cash and cash equivalents, availability under credit facilities, and cash generated from operations. As of March 31, 2021, we had cash, cash equivalents and restricted cash of $294.1 million. During the Successor Period and the Current Predecessor Period net cash provided by operating activities was $21.4 million and $5.4 million, respectively. During the Successor Period and the Current Predecessor Period, $7.2 million and $0.8 million were received in cash proceeds from the sale assets, respectively.

At March 31, 2021, the borrowing base on the Credit Facility was $120.0 million and the Successor had $47.5 million of letters of credit outstanding that reduced the borrowing availability under the Credit Facility.

The energy industry faces growing negative sentiment in the market which may affect the ability to access appropriate amounts of capital and under suitable terms. While we have confidence in the level of support from our lenders, this negative sentiment in the energy industry has not only impacted our customers in North America, it is also affecting the availability and the pricing for most credit lines extended to participants in the industry. From time to time we may continue to enter into transactions to dispose of businesses or capital assets that no longer fit the Company’s long-term strategy.

Uses of Liquidity

The primary uses of liquidity are to provide support for operating activities, restructuring activities and capital expenditures. The Company has incurred significant costs associated with the Chapter 11 Cases, including fees for legal, financial and restructuring advisors to the Company, and certain of the creditors. During the Current Predecessor Period, the Predecessor incurred $18.3 million of advisory and professional fees relating to the Chapter 11 Cases and $12.0 million of fees paid in consideration for the commitment by the Backstop Commitment Parties to provide the Delayed-Draw Term Loan Facility upon the emergence from bankruptcy (which ultimately did not occur). The Successor spent $4.1 million of cash on capital expenditures during the Successor Period and the Predecessor spent $3.0 million of cash on capital expenditures during the Current Predecessor Period.

Debt Instruments

On the Emergence Date, pursuant to the Plan, the Former Parent, as parent guarantor, and SESI, as borrower, entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and letter of credit issuers named therein providing for a $120.0 million asset-based secured revolving credit facility (the “Credit Facility”), which provides for revolving loans and is available for the issuances of letters of credit. The Credit Facility will mature on December 9, 2024. The borrowing base under the Credit Facility is determined by reference to SESI’s and its subsidiary guarantors’ (i) eligible accounts receivable, (ii) eligible inventory, (iii) solely during the period from February 2, 2021 until the earlier of December 9, 2022 and the date that unrestricted cash of SESI and its wholly-owned subsidiaries is less than $75.0 million, eligible premium rental drill pipe and (iv) so long as there are no loans outstanding at such time, certain cash of SESI and its subsidiary guarantors, less reserves established by the administrative agent in its permitted discretion. On March 31, 2021 approximately $46.6 million of undrawn letters of credit were outstanding under the Credit Facility.

Availability under the Credit Facility at any time is equal to the lesser of (i) the aggregate commitments under the Credit Facility and (ii) the borrowing base at such time. As of March 31, 2021, the borrowing base under the Credit Facility was approximately $120.0 million and the Company had $47.5 million of letters of credit outstanding that reduced its borrowing availability under the revolving credit facility. Subject to certain conditions, upon request and with the consent of the participating lenders, the total commitments under the Credit Facility may be increased to $170.0 million. SESI’s obligations under the Credit Facility are guaranteed by the Former Parent and all of SESI’s material domestic subsidiaries, and secured by substantially all of the personal property of the Former Parent, SESI and SESI’s material domestic subsidiaries, in each case, subject to certain customary exceptions.

Borrowings under the Credit Facility bear interest, at SESI’s option, at either an adjusted LIBOR rate plus an applicable margin ranging from 3.00% to 3.50% per annum, or an alternate base rate plus an applicable margin ranging from 2.00% to 2.50% per annum, in each case, on the basis of the then applicable consolidated fixed charge coverage ratio. In addition, SESI is required to pay (i) a letter of credit fee ranging from 3.00% to 3.50% per annum on the basis of the consolidated fixed charge coverage ratio on the aggregate face amount of all outstanding letters of credit, (ii) to the issuing lender of each letter of credit, a fronting fee of no less than 0.25% per annum on the outstanding amount of each such letter of credit and (iii) commitment fees of 0.50% per annum on the daily unused amount of the Credit Facility, in each case, quarterly in arrears.

The Credit Facility contains various covenants requiring compliance, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Facility requires compliance with a fixed charge coverage ratio of 1.0 to 1.0 if either (a) an event of default has occurred and is continuing or (b) availability under the Credit Facility is less than the greater of $20.0 million or 15% of the lesser of the aggregate commitments and the borrowing base. The covenant and other restrictions of the Credit Facility significantly restrict the ability to incur borrowings other than letters of credit.

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 23 – “Subsequent Events” for additional information regarding waivers to the Credit Facility and our inability to require the lenders to make any requested advances until the conditions described therein are satisfied.

Other Matters

Off-Balance Sheet Arrangements and Hedging Activities

At March 31, 2021, the Successor had no off-balance sheet arrangements and no hedging contracts.

Recently Adopted Accounting Guidance

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 21 – “New Accounting Pronouncements.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks associated with foreign currency fluctuations and changes in interest rates. A discussion of our market risk exposure in financial instruments follows.

Foreign Currency Exchange Rates Risk

Prior to the first quarter of 2021, the functional currency of the majority of the international subsidiaries was US dollars and the functional currency for certain of the international subsidiaries was the local currency.

Beginning with the first quarter of 2021, as part of adopting a new accounting policy at fresh start accounting, the functional currency of certain international subsidiaries changed from the local currency to US dollars. This brings alignment so that the entire Company’s functional currency is US dollars. Management considered the economic factors outlined in FASB ASC Topic No. 830 - Foreign Currency Matters in the determination of the functional currency. Management concluded that the predominance of factors support the use of the Successor parent’s currency as the functional currency and resulted in a change in functional currency to US dollars for all international subsidiaries.

The change in functional currency is applied on a prospective basis beginning with the first quarter of 2021 and translation adjustments for prior periods will continue to remain as a component of accumulated other comprehensive loss.

The Company does not hold derivatives for trading purposes or use derivatives with complex features. When prudent, the Company enters into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. The Company does not enter into forward foreign exchange contracts for trading or speculative purposes. At March 31, 2021, the Successor had no outstanding foreign currency forward contracts.

Interest Rate Risk

At March 31, 2021, the Successor had no variable rate debt outstanding.

Commodity Price Risk

The Company’s revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and natural gas that can economically be produced.

For additional discussion, see Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, our disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of March 31, 2021 were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosures as a result of the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified in our internal control over financial reporting as we did not effectively operate control activities to appropriately consider all potential income tax alternatives relating to uncertain tax positions.

This material weakness did not result in a misstatement to the consolidated financial statements, however this material weakness could result in a misstatement of the income tax related accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Management’s Plan to Remediate Material Weakness

In order to address the material weakness described above under “Material weakness in internal control over financial reporting”, the Company’s management has implemented a remediation plan to address the control deficiency that led to this material weakness, including the following:

•Reinforcing the Company’s controls for identifying and reviewing potential uncertain tax positions; and

•Reinforcing the Company’s controls to evaluate, resolve, and document the related conclusions and accounting treatment for uncertain tax positions.

Although we have implemented the enhancements described above, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Based on its evaluation, the controls described above have not had sufficient time for management to conclude that they are operating effectively. Therefore, the material weakness described above existed at March 31, 2021 and will continue to exist until the controls described above have had sufficient time for management to conclude that they are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31. 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in various legal actions incidental to our business. The outcome of these proceedings is unpredictable. See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 19 – “Contingencies.”

For more information on the Chapter 11 Cases, see Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 1 – “Basis of Presentation” and Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1A. Risk Factors

For information regarding certain risks relating to the Company’s operations, any of which could negatively affect the Company’s business, financial condition, operating results or prospects, see Part I, Item 1A, “Risk Factors” of the Annual Report. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in the Annual Report except as set forth below. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may materially adversely affect our business, financial condition or results of operations or result in changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report. The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this report or elsewhere. The following information should be read in conjunction with the condensed consolidated financial statements and related notes herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report on Form 10-Q.

In connection with the preparation of our consolidated financial statements as of and for the quarter ended March 31, 2021, our previous independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to the design of the Company’s control to engage the appropriate specialists to assist in evaluating the income tax consequences of complex non-routine transactions, such as the Plan. If we are not able to remediate the material weakness and otherwise to maintain an effective system of internal control over financial reporting in the future, our financial statements may be materially misstated and investors may lose confidence in the accuracy and completeness of our financial reports. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting. While we are undertaking efforts to remediate this material weakness, the material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We cannot assure you that our efforts will remediate this material weakness in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On the Emergence Date, all existing shares of the Predecessor’s common stock were cancelled pursuant to the Plan, and the Successor issued 19,995,581 shares of Class A common stock to the holders of certain allowed claims arising under the Prepetition Notes (as defined in the Plan). The Class A common stock issued was exempt from registration under the Securities Act, pursuant to Section 1145 of the Bankruptcy Code (which generally exempts from such registration requirements the issuance of securities under a plan of reorganization).

By the Emergence Date, the Company had completed the Equity Rights Offering in accordance with the Plan, which resulted in the issuance of 735,189 shares of Class A common stock to certain Accredited Cash Opt-Out Noteholders (as defined in the Plan). The Class A common stock issued in the Equity Rights Offering was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. See Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Senior Notes.”

Item 6. Exhibits

2.1

First Amended Joint Prepackaged Plan of Reorganization for Superior Energy Services, Inc. and its Affiliate Debtors Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on January 20, 2021 (File No. 001-34037))

2.2

Agreement and Plan of Merger, dated as of February 2, 2021, by and among Superior Energy Services, Inc., Superior BottomCo Inc. and Superior NewCo, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on February 3, 2021 (File No. 001-34037))

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 3, 2021(File No. 001-34037)).

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

10.1

Credit Agreement, dated as of February 2, 2021, among SESI Holdings, Inc., as parent, SESI, L.L.C., as borrower, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on February 3, 2021 (File No. 001-34037))

10.2

Stockholders Agreement, dated as of February 2, 2021, among Superior Energy Services, Inc., each stockholder who is deemed a party thereto pursuant to the Plan and any other stock holder who thereafter becomes a party thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on February 3, 2021 (File No. 001-34037))

10.3	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on February 3, 2021 (File No. 001-34037))
10.4^*	Waiver and Release, dated as of March 21, 2021, between Westervelt Ballard and Superior Energy Services, Inc.
10.5^*	Waiver and Release, dated as of March 22, 2021, between David D. Dunlap and Superior Energy Services, Inc.
10.6^*	Transition Agreement, dated as of April 21, 2021, between William B. Masters and Superior Energy Services, Inc.
10.7

First Amendment and Waiver to the Credit Agreement dated, as of May 13, 2021, by and among SESI, L.L.C., SESI Holdings, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 18, 2021 (File No. 001-34037))

10.8

Waiver to Credit Agreement, dated as of May 28, 2021, by and among SESI, L.L.C., SESI Holdings, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-34037))

10.9^	2021 Management Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-34037))
10.10^	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-34037))
10.11^	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-34037))
10.12

First Amendment to the Stockholders Agreement, dated as of February 2, 2021, by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to Superior Energy Services, Inc.'s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-34037))

10.13

Second Amendment to the Stockholders Agreement, dated as of May 31, 2021, by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 14, 2021 (File No. 001-34037))

10.14

Waiver to Credit Agreement, dated as of July 15, 2021, by and among SESI, L.L.C., SESI Holdings, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 21, 2021 (File No. 001-34037))

10.15

Third Amendment to the Stockholders Agreement, dated as of July 14, 2021, by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on July 21, 2021 (File No. 001-34037))

10.16^

Transition and Retirement Agreement between A. Patrick Bernard and Superior Energy Services, Inc., dated September 9, 2021 (incorporated by reference to Exhibit 10.1 to Superior Energy Services, Inc.'s Form 8-K filed on September 13, 2021 (File No. 001-34037))

31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith

^Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

(Registrant)

Date:	September 30, 2021	By:	/s/ Michael Y. McGovern
Michael Y. McGovern
Principal Executive Officer
(Duly Authorized Officer)

		By:	/s/ James W. Spexarth
James W. Spexarth Chief Financial Officer
(Principal Financial Officer)

`