Form 10-Q
period 2021-06-30
SUPERIOR ENERGY SERVICES INC
filed 2021-10-29
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

The number of shares of the registrant’s Class A common stock outstanding on October 28, 2021 was 19,998,695.

The number of shares of the registrant’s Class B common stock outstanding on October 28, 2021 was 76,269.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for

the Quarterly Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements and Notes

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)
	Successor	Predecessor
ASSETS	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$205,748	$188,006
Accounts receivable, net of allowance for doubtful accounts of $515 and $24,629 at June 30, 2021 and December 31, 2020, respectively	171,480	158,516
Income taxes receivable	-	8,891
Prepaid expenses	34,540	31,793
Inventory	86,064	77,027
Other current assets	7,762	9,171
Assets held for sale	170,194	242,104
Total current assets	675,788	715,508

Property, plant and equipment, net	455,079	408,107
Operating lease right-of-use assets	30,755	33,317
Goodwill	-	138,677
Notes receivable	74,370	72,129
Restricted cash	80,159	80,179
Intangible and other long-term assets, net	24,436	53,162
Total assets	$1,340,587	$1,501,079

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$60,735	$50,330
Accrued expenses	115,069	114,777
Income taxes payable	4,829	-
Liabilities held for sale	35,730	46,376
Total current liabilities	216,363	211,483
Decommissioning liabilities	171,744	134,436
Operating lease liabilities	21,353	29,464
Deferred income taxes	43,227	5,288
Other long-term liabilities	72,758	123,261
Total non-current liabilities	309,082	292,449
Liabilities Subject to Compromise	-	1,335,794
Total liabilities	525,445	1,839,726

Stockholders’ equity (deficit):
Predecessor common stock $0.001 par value; Authorized - 25,000,000, Issued - 15,799,318, Outstanding - 14,826,906 at December 31, 2020	-	16
Successor Class A common stock $0.01 par value; Authorized - 50,000,000 shares 19,998,695 shares issued and outstanding at June 30, 2021	200	-
Successor Class B common stock $0.01 par value; Authorized - 2,000,000 shares 113,840 shares issued and 76,269 shares outstanding at June 30, 2021	1	-
Class A Additional paid-in capital	902,486	2,756,889
Class B Additional paid-in capital	84	-
Predecessor Treasury stock at cost, 972,412 shares at December 31, 2020	-	(4,290)
Accumulated other comprehensive loss, net	-	(67,947)
Accumulated deficit	(87,629)	(3,023,315)
Total stockholders’ equity (deficit)	815,142	(338,647)
Total liabilities and stockholders’ equity (deficit)	$1,340,587	$1,501,079

See accompanying notes to unaudited condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Successor	Predecessor
	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020
Revenues:
Services	$79,787	$59,919
Rentals	53,238	51,758
Product sales	32,867	39,905
Total revenues	165,892	151,582
Costs and expenses:
Cost of services	54,176	47,685
Cost of rentals	24,750	19,307
Cost of sales	24,653	26,434
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	103,579	93,426
Depreciation, depletion, amortization and accretion - services	28,384	11,483
Depreciation, depletion, amortization and accretion - rentals	18,940	9,761
Depreciation, depletion, amortization and accretion - sales	11,694	7,464
General and administrative expenses	32,308	55,528
Restructuring and other expense	7,438	-
Loss from operations	(36,451)	(26,080)

Other income (expense):
Interest income (expense), net	535	(24,757)
Other income:	2,570	821
Loss from continuing operations before income taxes	(33,346)	(50,016)
Income tax (expense) benefit	1,747	4,324
Net loss from continuing operations	(31,599)	(45,692)
Loss from discontinued operations, net of income tax	(19,400)	(19,414)
Net loss	$(50,999)	$(65,106)

Loss per share -basic and diluted
Loss from continuing operations	$(1.58)	$(3.08)
Loss from discontinued operations, net of income tax	(0.97)	(1.31)
Net loss	$(2.55)	$(4.39)

Weighted-average shares outstanding - basic and diluted	19,999	14,826

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Successor	Predecessor
	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Six Months Ended June 30, 2020

Revenues:
Services	$123,466	$19,234	$163,722
Rentals	84,552	14,434	141,085
Product sales	63,717	12,260	81,014
Total revenues	271,735	45,928	385,821
Costs and expenses:
Cost of services	95,478	15,080	122,867
Cost of rentals	34,949	5,876	50,234
Cost of sales	41,020	8,817	57,838
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	171,447	29,773	230,939
Depreciation, depletion, amortization and accretion - services	44,748	3,500	25,831
Depreciation, depletion, amortization and accretion - rentals	30,841	2,627	22,266
Depreciation, depletion, amortization and accretion - sales	23,459	2,231	12,792
General and administrative expenses	50,746	11,052	114,804
Restructuring and other expenses	15,821	1,270	-
Reduction in value of assets	-	-	16,522
Loss from operations	(65,327)	(4,525)	(37,333)

Other income (expense):
Interest income (expense), net	747	202	(49,898)
Reorganization items, net	-	335,560	-
Other expense	(275)	(2,105)	(3,411)
Income (loss) from continuing operations before income taxes	(64,855)	329,132	(90,642)
Income tax (expense) benefit	6,032	(60,003)	14,160
Net income (loss) from continuing operations	(58,823)	269,129	(76,482)
Loss from discontinued operations, net of income tax	(28,806)	(352)	(68,088)
Net income (loss)	$(87,629)	$268,777	$(144,570)

Income (loss) per share -basic
Net income (loss) from continuing operations	$(2.94)	$18.13	$(5.18)
Loss from discontinued operations, net of income tax	(1.44)	(0.02)	(4.61)
Net income (loss)	$(4.38)	$18.11	$(9.79)

Income (loss) per share - diluted:
Net income (loss) from continuing operations	$(2.94)	$18.05	$(5.18)
Loss from discontinued operations, net of income tax	(1.44)	(0.02)	(4.61)
Net income (loss)	$(4.38)	$18.03	$(9.79)

Weighted-average shares outstanding - basic	19,997	14,845	14,767
Weighted-average shares outstanding - diluted	19,997	14,905	14,767

See accompanying notes to condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Successor	Predecessor
	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020
Net loss	$(50,999)	$(65,106)
Change in cumulative translation adjustment, net of tax	-	(285)
Comprehensive loss	$(50,999)	$(65,391)

See accompanying notes to unaudited condensed consolidated financial statements.

	Successor	Predecessor
	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Six Months Ended June 30, 2020
Net income (loss)	$(87,629)	$268,777	$(144,570)
Change in cumulative translation adjustment, net of tax	-	67,947	(4,823)
Comprehensive income (loss)	$(87,629)	$336,724	$(149,393)

See accompanying notes to unaudited condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Successor	Predecessor
	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Six Months Ended June 30, 2020
Cash flows from operating activities:
Net income (loss)	$(87,629)	$268,777	$(144,570)
	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	130,404	10,498	78,141
Deferred income taxes	(16,295)	54,322	(716)
Reduction in value of assets	-	-	16,522
Reduction in value of assets held for sale	12,430	(2,654)	49,361
Right-of-use assets amortization	6,309	1,372	9,943
Stock based compensation expense	1,570	-	7,293
Reorganization items, net	-	(354,279)	-
Retirement and deferred compensation plans expense, net	(1,885)	260	-
Bad debt	(5,433)	(210)	-
Gain on sale of assets and businesses	(4,513)	58	-
Other reconciling items, net	(1,886)	(307)	(1,906)
Changes in operating assets and liabilities:	-		-
Accounts receivable	(12,518)	3,602	88,182
Prepaid expenses	(2,910)	(340)	(8)
Inventory and other current assets	7,314	(221)	5,668
Accounts payable	9,619	(2,365)	(27,250)
Accrued expenses	(25,604)	24,425	(38,137)
Income taxes	13,805	340	(31,677)
Operating lease liabilities and other, net	(10,275)	2,105	(11,419)
Net cash provided by (used in) operating activities	12,503	5,383	(573)

Cash flows from investing activities:
Payments for capital expenditures	(10,995)	(3,035)	(30,518)
Proceeds from sales of assets	16,200	775	39,445
Net cash provided by (used in) investing activities	5,205	(2,260)	8,927

Cash flows from financing activities:
Credit facility costs	(14)	(1,920)	-
Tax withholdings for vested restricted stock units	(1,485)	-	(208)
Net cash used in financing activities	(1,499)	(1,920)	(208)
Effect of exchange rate changes on cash	-	311	(2,351)
Net change in cash, cash equivalents, and restricted cash	16,209	1,514	5,795
Cash, cash equivalents, and restricted cash at beginning of period	269,698	268,184	275,388
Cash, cash equivalents, and restricted cash at end of period	$285,907	$269,698	$281,183

See accompanying notes to unaudited condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except share data)
(unaudited)

						Class A	Class B	Accumulated
	Class A		Class B			Additional	Additional	other
	Common Stock		Common Stock		Treasury	paid-in	paid-in	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	stock	capital	capital	loss, net	deficit	Total
Balances, December 31, 2020 (Predecessor)	15,799,318	$16	-	$-	$(4,290)	$2,756,889	$-	$(67,947)	$(3,023,315)	$(338,647)
Net income	-	-	-	-	-	-	-	-	268,777	268,777
Foreign currency translation adjustment	-	-	-	-	-	-	-	67,947	-	67,947
Extinguishment of unrecognized compensation expense	-	-	-	-	-	988	-	-	-	988
Stock-based compensation expense,	-		-	-			-			-
net of forfeitures	-	-	-	-	-	935	-	-	-	935
Restricted stock units vested	48,903	-	-	-	-	-	-	-	-	-
Shares withheld and retired	(14,701)	-	-	-		-	-			-
Cancellation of Predecessor equity	(15,833,520)	(16)	-	-	4,290	(2,758,812)	-	-	2,754,538	-
Issuance of Successor Class A common stock	19,995,581	200	-	-	-	902,486	-	-	-	902,686
Balances, February 2, 2021 (Predecessor)	19,995,581	200	-	-	-	902,486	-	-	-	902,686

Balances, February 3, 2021 (Successor)	19,995,581	200	-	-	-	902,486	-	-	-	902,686
Net loss	-	-	-	-	-	-	-	-	(36,630)	(36,630)
Balances, March 31, 2021 (Successor)	19,995,581	$200	-	$-	$-	$902,486	$-	$-	$(36,630)	$866,056
Net loss	-	-	-	-	-	-	-	-	(50,999)	(50,999)
Stock-based compensation expense,	-	-	-	-	-	-	-	-	-	-
net of forfeitures	-	-	-	-	-	-	1,570	-	-	1,570
Common stock issued	3,114	-	113,840	1	-	-	(1)	-	-	-
Shares withheld and retired	-	-	(37,571)	-	-	-	(1,485)	-	-	(1,485)
Balances, June 30, 2021 (Successor)	19,998,695	$200	76,269	$1	$-	$902,486	$84	$-	$(87,629)	$815,142

Balances, December 31, 2019 (Predecessor)	15,689,463	16			(4,290)	2,752,859	-	(71,927)	(2,627,085)	49,573
Net loss	-	-	-	-	-	-	-	-	(79,464)	(79,464)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(4,538)	-	(4,538)
Stock-based compensation expense,										-
net of forfeitures	-	-	-	-	-	2,527	-	-	-	2,527
Transactions under stock plans	108,965	-		-	-	(208)	-	-	-	(208)
Balances, March 31, 2020 (Predecessor)	15,798,428	$16	-	$-	$(4,290)	$2,755,178	$-	$(76,465)	$(2,706,549)	$(32,110)
Net loss									(65,106)	(65,106)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(285)	-	(285)
Purchases of treasury stock	-	-	-	-	-	-				-
Stock-based compensation expense,							-	-	-	-
net of forfeitures	-	-	-	-	-	2,374	-	-	-	2,374
Transactions under stock plans	611	-	-	-	-	-	-	-	-	-
Balances, June 30, 2020 (Predecessor)	15,799,039	$16	-	$-	$(4,290)	$2,757,552	$-	$(76,750)	$(2,771,655)	$(95,127)

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

As used herein, the “Company,” “we,” “us”, “our” and similar terms refer to (i) prior to the Emergence Date (as defined below), SESI Holdings, Inc. (formerly known as Superior Energy Services, Inc.) (the “Former Parent”) and its subsidiaries and (ii) after the Emergence Date, Superior Energy Services, Inc. (formerly known as Superior Newco, Inc.) and its subsidiaries.

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

In our opinion, the accompanying unaudited condensed financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2021, 2021, and our results of operations for the three months ended June 30, 2021 and 2020, and cash flows for the periods January 1, 2021 through February 2, 2021 and February 3, 2021 through June 30, 2021 and six months ended June 30, 2020. The condensed balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. See “Changes in Accounting Policies” below for further information. The year-end condensed consolidated balance sheet for the Predecessor (as defined below) was derived from audited financial statements but does not include all disclosures required by GAAP.

Effective as of February 2, 2021 (the “Emergence Date”), the entity now known as Superior Energy Services, Inc. (formerly known as Superior Newco, Inc.) became the successor reporting company to the Former Parent pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Between December 7, 2020 (the “Petition Date”) and the Emergence Date, we operated as a debtor-in-possession under the supervision of the United States Bankruptcy Court for the Southern District of Texas Houston Division (the “Bankruptcy Court”). For financial reporting purposes, the close of business on February 2, 2021 represents the date of our emergence from bankruptcy. As used herein, the following terms refer to us and our operations:

"Predecessor"	The Company, prior to the Emergence Date
"Current Predecessor Period"	The Company's operations, January 1, 2021 - February 2, 2021
"Prior Predecessor Quarter"	The Company's operations, April 1, 2020 - June 30, 2020
"Prior Predecessor Period"	The Company's operations January 1, 2020 - June 30, 2020
"Successor"	The Company, after the Emergence Date
"Successor Quarter"	The Company's operations, April 1, 2021 - June 30, 2021
"Successor Period"	The Company's operations, February 3, 2021 - June 30, 2021

We evaluate events that occur after the balance sheet date but before the financial statements are issued for potential recognition or disclosure.

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

On the Emergence Date, we qualified for and adopted fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations (ASC 852), which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. The application of fresh start accounting resulted in a new basis of accounting and we became a new entity for financial reporting purposes. As a result of the implementation of the Plan and the application of fresh start accounting, these unaudited condensed consolidated financial statements after the Emergence Date are not comparable to the consolidated financial statements before that date and the historical financial statements on or before the Emergence Date are not a reliable indicator of our financial condition and results of operations for any period after our adoption of fresh start accounting.

The accompanying unaudited condensed consolidated financial statements have been prepared as if we are a going concern and in accordance with ASC 852.

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

Use of Estimates — In preparing the accompanying financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities reported as of the dates of the balance sheets and the amounts of revenues and expenses reported for the periods shown in the income statements and statements of cash flows. All estimates, assumptions, valuations and financial projections related to fresh start accounting, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, we cannot assure you that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially. For information about the use of estimates relating to fresh start accounting, see – Note 3 – “Fresh Start Accounting” below.

Due to the lack of comparability with historical financials, our unaudited consolidated condensed financial statements and related footnotes are presented with a “black line” division to emphasize the lack of comparability between amounts presented as of and after February 2, 2021 and amounts presented for all prior periods. The Successor’s financial results for future periods following the application of fresh start accounting will be different from historical trends and the differences may be material.

Changes in Accounting Policies

Accounting policies are disclosed in the Predecessor Company’s Annual Report on Form 10-K. As of the Emergence Date, the amounts for these accounts have been recorded at fair value. After the Emergence Date, we will continue to follow the accounting policies within the Predecessor Company’s Annual Report on Form 10-K except for the policies discussed below. As part of the adoption of fresh start accounting and effective upon emergence from bankruptcy, we have adopted new presentations for certain items within our condensed consolidated balance sheets and statement of operations. The presentation changes are described below:

The functional currency of certain international subsidiaries changed from the local currency to US dollars. This brings alignment so that our functional currency is US dollars. Management considered the economic factors outlined in FASB ASC Topic No. 830 - Foreign Currency Matters in the determination of the functional currency. Management concluded that the predominance of factors support the use of the Successor parent’s currency as the functional currency and resulted in a change in functional currency to US dollars for all international subsidiaries.

In connection with our Transformation Project, which is discussed further below, and our pending disposition activities, during the second quarter of 2021, our reportable segments were changed to Rentals, Well Services and Corporate and other. The reportable segments were changed to Rentals and Well Services for the Successor Quarter, Successor Period and Current Predecessor Period. Reportable segments in the Predecessor Company’s Annual Report on Form 10-K were, and remain, Drilling Products and Services, Onshore Completion and Workover Services, Production Services and Technical Solutions.

The Predecessor recognized bad debt expense and gains/losses on sales of assets within general and administrative expenses. The Successor recognizes these expenses within cost of revenues. See Note 3 – “Fresh Start Accounting” for additional information.

Additional Detail of Account Balances

Restricted Cash —Restricted cash as of June 30, 2021 primarily represents cash of $77.5 million held in a collateral account for the payment and performance of secured obligations including the reimbursement of letters of credit, and $2.7 million relates to cash held in escrow to secure the future decommissioning obligations related to the sole oil and gas property.

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

Bankruptcy Claims

During the Chapter 11 Cases, the Affiliate Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Affiliate Debtors, subject to the assumptions filed in connection therewith. Certain holders of pre-petition claims that were not governmental units were required to file proofs of claim by the bar date of January 7, 2021. As of October 13, 2021, the Affiliate Debtors’ have received approximately 646 proofs of claim, primarily representing general unsecured claims, for an amount of approximately $1.7 billion. The Bankruptcy Court does not allow for claims that have been acknowledged as duplicates. Approximately 570 claims totaling approximately $1.4 billion have been withdrawn, disallowed or are pending approval to be disallowed. Differences in amounts recorded and claims filed by creditors are currently being investigated and resolved, including through filing objections with the Bankruptcy Court, where appropriate. We may ask the Bankruptcy Court to disallow claims that we believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In light of the substantial number of claims filed, the claims resolution process may take considerable time to complete and is continuing even after the Affiliate Debtors emerged from bankruptcy. As a result of the ongoing claims resolution process post-emergence, the Affiliate Debtors agreed to allow certain claims in the amount of $232.0 million classified per the Plan of Reorganization as Class 6 General Unsecured Claims against the Parent. Each holder of a Class 6 claim receives their pro rata share of the $125,000 general unsecured claim cash pool described below. Per ASC 852-10, liabilities are measured at their allowed claim amount, and the result of allowing these claims increased liabilities subject to compromise prior to emergence. The resolution of these Class 6 claims is considered in the $125,000 cash pool as part of the emergence transaction.

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

•Eligible holders of the claims arising as a result of holding either the 7.125% Notes or the 7.750% Notes against the Affiliate Debtors received their pro rata share of:

•A payment equal to 2% of the principal amount of 7.125% Notes or 7.750% Notes held by all holders who did not opt out of receiving a cash payout; or

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

The costs of efforts to restructure our capital, prior to and during the Chapter 11 Cases, along with all other costs incurred in connection with the Chapter 11 Cases, have been material.

On the Emergence Date, pursuant to the terms of the Plan, we filed an amended and restated certificate of incorporation (the “Certificate of Incorporation”) and a certificate of amendment of the amended and restated certificate of incorporation (the “Certificate of Amendment”).

Also, on the Emergence Date, and pursuant to the terms of the Plan, we adopted amended and restated bylaws (the “Bylaws”). The descriptions of the Certificate of Incorporation and the Bylaws are qualified in their entirety by reference to the full texts of the Certificate of Incorporation, Bylaws, and Certificate of Amendment.

(3)Fresh Start Accounting

Fresh Start Accounting

In connection with the emergence from bankruptcy and in accordance with ASC 852, we qualified for and adopted fresh start accounting on the Emergence Date because (1) the holders of the then existing common shares of the Predecessor received less than 50 percent of the new common shares of the Successor outstanding upon emergence and (2) the reorganization value of the Predecessor’s assets immediately prior to confirmation of the Plan of $1,456.8 million was less than the total of all post-petition liabilities and allowed claims of $2,076.1 million.

In accordance with ASC 852, upon adoption of fresh start accounting, the reorganization value derived from the enterprise value as disclosed in the Plan was allocated to our assets and liabilities based on their fair values (except for deferred income taxes) in accordance with FASB ASC Topic No. 805 - Business Combinations (ASC 805) and FASB ASC Topic No. 820 - Fair Value Measurements (ASC 820). The reorganization value represents the fair value of the Successor’s assets before considering certain liabilities and is intended to represent the approximate amount a willing buyer would pay for our assets immediately after reorganization. The amount of deferred income taxes recorded due to the fair value adjustments to assets and liabilities was determined in accordance with FASB ASC Topic No. 740 - Income Taxes.

Reorganization Value

The reorganization value represents the fair value of the Successor’s total assets before considering certain liabilities and is intended to approximate the amount a willing buyer would pay for the Successor’s assets immediately after restructuring. The Plan confirmed by the Bankruptcy Court estimated a range of enterprise values between $710.0 million and $880.0 million.

The following table reconciles the enterprise value to the reorganization value of Successor’s assets that has been allocated to our individual assets as of the Emergence Date (in thousands):

Emergence Date
Selected Enterprise Value within Bankruptcy Court Range	$729,918
Plus: Cash and cash equivalents	172,768
Plus: Liabilities excluding the decommissioning liabilities	380,496
Plus: Decommissioning liabilities, including decommissioning liabilities classified as held for sale	173,622
Reorganization Value	1,456,804

Management determined the enterprise and corresponding equity value of the Successor using various valuation methods, including (i) discounted cash flow analysis (“DCF”), (ii) comparable company analysis and (iii) precedent transaction analysis. The use of each approach provides corroboration for the other approaches.

In order to estimate the enterprise value using the DCF analysis approach, management’s estimated future cash flow projections, plus a terminal value which was calculated by applying a multiple based on our internal rate of return (“IRR”) of 17.6% and a perpetuity growth rate of 3.0% to the terminal year’s projected earnings before interest, tax, depreciation and amortization (“EBITDA”). These estimated future cash flows were then discounted to an assumed present value using our estimated weighted-average cost of capital, which is represented by our IRR.

The comparable company analysis provides an estimate of our value relative to other publicly traded companies with similar operating and financial characteristics, by which a range of EBITDA multiples of the comparable companies was then applied to management’s projected EBITDA to derive an estimated enterprise value.

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

Tangible Assets Excluding Real Property and Oil and Gas Assets

The fair values of our tangible assets were calculated using either the cost or market approach. For most tangible asset categories, a cost approach was utilized relying on purchase year, historic costs, and industry/equipment based trend factors to determine replacement cost new of the assets. Readily available market transaction data was used and adjusted for current market conditions for asset categories with active secondary markets such as heavy trucks and computer equipment. In both approaches, consideration was made for the effects of physical deterioration as well as functional and economic obsolescence in determining both estimates of fair value and the remaining useful lives of the assets.

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

Lease Liabilities and Right of Use Assets

The fair value of lease liabilities was measured as the present value of the remaining lease payments, as if the lease were a new lease as of the Emergence Date. The Successor used its incremental borrowing rate of 5.3% commensurate with the Successor's capital structure as the discount rate in determining the present value of the remaining lease payments.

Consolidated Successor Balance Sheet

The adjustments included in the following fresh start consolidated condensed balance sheet as of February 2, 2021 reflect the effects of the transactions contemplated by the Plan and executed by the Successor on the Emergence Date (reflected in the column Reorganization Adjustments), and fair value and other required accounting adjustments resulting from the adoption of fresh start accounting (reflected in the column Fresh Start Adjustments). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine the fair values and significant assumptions.

The consolidated condensed balance sheet as of the Emergence Date was as follows (in thousands):

	As of February 2, 2021
	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$194,671	$(21,903)	(1)	$-		$172,768
Restricted cash - current	-	16,751	(2)	-		16,751
Accounts receivable, net of allowance for doubtful accounts	153,518	11	(3)	-		153,529
Income taxes receivable	9,146	-		(170)	(16)	8,976
Prepaid expenses	31,630	-		-		31,630
Inventory and other current assets	90,073	-		11,067	(17)	101,140
Assets held for sale	240,761	-		(20,402)	(18)	220,359
Total current assets	719,799	(5,141)		(9,505)		705,153

Property, plant and equipment, net of accumulated depreciation and depletion	401,263	-		139,587	(19)	540,850
Operating lease right-of-use assets	32,488	-		1,430	(20)	33,918
Goodwill	138,934	-		(138,934)	(21)	-
Notes receivable	72,484	-		-		72,484
Restricted cash - non-current	80,179	-		-		80,179
Intangible and other long-term assets, net of accumulated amortization	52,264	(10,080)	(4)	(17,964)	(22)	24,220
Total assets	$1,497,411	$(15,221)		$(25,386)		$1,456,804

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$51,816	$(700)	(5)	$-		$51,116
Accrued expenses	126,768	9,042	(6)	1,406	(23)	137,216
Liabilities held for sale	39,642	1,614	(7)	(3,992)	(24)	37,264
Total current liabilities	218,226	9,956		(2,586)		225,596

Decommissioning liabilities	134,934	-		34,581	(25)	169,515
Operating lease liabilities	23,584	-		(29)	(26)	23,555
Deferred income taxes	4,853	3,100	(8)	51,569	(27)	59,522
Other long-term liabilities	121,756	-		(45,826)	(28)	75,930
Total non-current liabilities	285,127	3,100		40,295		328,522

Liabilities subject to compromise	1,572,772	(1,572,772)	(9)	-		-

Total liabilities	2,076,125	(1,559,716)		37,709		554,118
Stockholders’ equity (deficit):
Predecessor common stock $0.001 par value	16	(16)	(10)	-		-
Predecessor Additional paid-in capital	2,757,824	(2,757,824)	(11)	-		-
Predecessor Treasury stock at cost	(4,290)	4,290	(12)	-		-
Successor Class A common stock $0.001 par value	-	200	(13)	-		200
Successor Additional paid-in capital	-	902,486	(14)	-		902,486
Accumulated other comprehensive loss, net	(67,532)	-		67,532	(29)	-
Accumulated deficit	(3,264,732)	3,395,359	(15)	(130,627)	(30)	-
Total stockholders’ equity (deficit)	(578,714)	1,544,495		(63,095)		902,686
Total liabilities and stockholders’ equity (deficit)	$1,497,411	$(15,221)		$(25,386)		$1,456,804

Reorganization Adjustments (in thousands)

(1)Changes in cash and cash equivalents included the following:

Payment of debtor in possession financing fees	(183)
Payment of professional fees at the Emergence Date	(2,649)
Payment of lease rejection damages classified as liabilities subject to compromise	(400)
Transfers from cash to restricted cash for Professional Fees Escrow and General Unsecured Creditors Escrow	(16,751)
Payment of debt issuance costs for the Credit Facility	(1,920)
Net change in cash and cash equivalents	(21,903)

(2)Changes to restricted cash - current included the following:

Transfer from cash for Professional Fee Escrow	16,626
Transfer from cash for General Unsecured Creditors Escrow	125
Net change in restricted cash - current	16,751

(3)Changes of $11 to accounts receivable reflect a receivable from the solicitor for excess proceeds received during the Rights Offering.

(4)Changes to intangibles and other long-term assets included the following:

Write-off of deferred financing costs related to the Delayed-Draw Term Loan	(12,000)
Capitalization of debt issuance costs associated with the Credit Facility	1,920
Net change in intangibles and other long-term assets	(10,080)

(5)Changes to accounts payable included the following:

Payment of professional fees at the Emergence Date	(2,649)
Professional fees recognized and payable at the Emergence Date	1,949
Net change in accounts payable	(700)

(6)Changes in accrued liabilities include the following:

Payment of debtor in possession financing fees	(183)
Accrual of professional fees	6,500
Accrual for transfer taxes	1,900
Reinstatement of lease rejection liabilities to be settled post-emergence	700
Accrual of general unsecured claims against parent	125
Net change in accrued liabilities	9,042

(7)Changes in liabilities held for sale reflect the fair value reinstatement of rejected leases claims.

(8)Changes in deferred income taxes are due to reorganization adjustments.

(9)The resulting gain on liabilities subject to compromise was determined as follows:

Prepetition 7.125% and 7.750% notes including accrued interest and unpaid interest	1,335,794
Rejected lease liability claims	4,956
Allowed Class 6 General Unsecured Claims against Parent	232,022
Liabilities subject to compromise settled in accordance with the Plan	1,572,772

Reinstatement of accrued liabilities for lease rejection claims	(700)
Reinstatement of liabilities held for sale for lease rejection claims	(1,614)
Payment to settle lease rejection claims	(400)
Cash proceeds from rights offering	963
Cash payout provided to cash opt-in noteholders	(952)
Cash Pool to settle GUCs against Parent	(125)
Issuance of common stock to prepetition noteholders, incremental to rights offering (par value)	(193)
Additional paid-in capital attributable to successor common stock issuance	(869,311)
Successor common stock issued to cash opt-out noteholders in the rights offering (par value)	(7)
Additional paid-in capital attributable to rights offering shares	(33,175)
Gain on settlement of liabilities subject to compromise	667,258

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

(10)Changes of $16 in Predecessor common stock reflect the cancellation of the Predecessor’s common stock.

(11)Changes in Predecessor additional paid-in capital (APIC) include the following:

Extinguishment of APIC related to Predecessor's outstanding equity interests	(2,758,812)
Extinguishment of RSUs for the Predecessor's incentive plan	988
Net change in Predecessor's additional paid-in capital	(2,757,824)

(12)Reflects $4.3 million cancellation of Predecessor treasury stock held at cost.

(13)Changes in the Successor’s Class A common stock include the following:

Issuance of successor Class A common stock to prepetition noteholders, incremental to rights offering (par value)	193
Successor Class A common stock issued to cash opt-out noteholders in the rights offering (par value)	7
Net change in Successor Class A common stock	200

(14)Changes in Successor additional paid-in capital include the following:

Additional paid-in capital (Successor Class A common stock)	869,311
Additional paid-in capital (rights offering shares)	33,175
Net change in Successor additional paid-in capital	902,486

(15)Changes to retained earnings (deficit) include the following:

Gain on settlement of liabilities subject to compromise	667,258
Accrual for transfer tax	(1,900)
Extinguishment of RSUs for Predecessor incentive plan	(988)
Adjustment to net deferred tax liability taken to tax expense	(3,100)
Professional fees earned and payable as a result of consummation of the Plan of Reorganization	(8,449)
Write-off of deferred financing costs related to the Delayed-Draw Term Loan	(12,000)
Extinguishment of Predecessor equity (par value, APIC, and treasury stock)	2,754,538
Net change in retained earnings (deficit)	3,395,359

Fresh Start Adjustments (in thousands)

(16)Changes of $170 in income tax receivable reflects the decrease to current deferred tax assets due to the adoption of fresh start accounting.

(17)Changes in inventory and other current assets included the following:

Fair value adjustment to inventory - Global Segment	12,137
Fair value adjustment to other current assets	(1,070)
Net change in inventory and other current assets due to the adoption of fresh start accounting	11,067

(18)Changes of $20.4 million in assets held for sale primarily reflect a fair value adjustment of $16.5 million decreasing real property and a $3.5 million decrease to Predecessor decommissioning balances due to the adoption of fresh start accounting.

(19)Changes of $139.6 million to property, plant and equipment reflect the fair value adjustment.

	Successor Fair Value	Predecessor Book Value
Land, Buildings, and Associated Improvements	117,341	205,237
Machinery and Equipment	290,593	1,103,501
Rental Services Equipment	92,861	617,762
Other Depreciable or Depletable Assets	35,143	46,403
Construction in Progress	4,912	4,912
	540,850	1,977,815
Less: Accumulated Depreciation and Depletion	-	(1,576,552)
Property, Plant and Equipment, net	540,850	401,263

(20)Reflects $1.4 million due to the fair value adjustment increasing operating lease right-of-use assets.

(21)Changes of $138.9 million to goodwill reflect the derecognition of the Predecessor’s goodwill due to the adoption of fresh start accounting.

(22)The fair value changes of $1.4 million to intangibles assets are reflected in the table below:

	Successor Fair Value	Predecessor Net Book Value
Customer Relationships	-	2,644
Trade Names	4,166	2,268
Patents	2,120	-
Intangible Assets, Net	6,286	4,912

Reduction of other long-term assets was due to the adoption of fresh start accounting and include $17.1 million in decommissioning liabilities related to Predecessor long-term assets fair valued and presented in the Successor’s property, plant, and equipment.

(23)Changes of $1.4 million to accrued expenses reflect the fair value adjustment increasing the current portion of operating lease liabilities.

(24)Reflects the $4.0 million fair value adjustment decreasing decommissioning liabilities and operating lease liabilities related to assets held for sale.

(25)Reflects the $34.6 million fair value adjustment increasing the non-current portion of decommissioning liabilities.

(26)Reflects the fair value adjustment decreasing the non-current portion of operating lease liabilities.

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

(29)Changes to accumulated other comprehensive loss reflect the elimination of Predecessor currency translation adjustment balances due to the adoption of fresh start accounting on Predecessor currency translation adjustment balances.

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

Reorganization Items, net

The Predecessor incurred costs associated with the reorganization, primarily unamortized debt issuance costs, expenses related to rejected leases and post-petition professional fees. In accordance with applicable guidance, costs associated with the Chapter 11 Cases have been recorded as reorganization items, net within the accompanying consolidated statement of operations for the Current Predecessor Period ended February 2, 2021. Reorganization items, net was zero for the Successor Period, with $13.7 million used in operating activities during the Successor Period. Reorganization items, net was $335.6 million for the Current Predecessor Period, with $3.1 million representing cash used in operating activities during the Current Predecessor Period, $2.7 million and $0.4 million paid for professional fees and to settle lease rejection damages, respectively.

Predecessor
For the Period January 1, 2021 through February 2, 2021
Gain on settlement of liabilities subject to compromise	$667,258
Allowed claim adjustment for Class 6 claims	(232,022)
Fresh Start valuation adjustments (1)	(77,376)
Professional fees	(16,005)
Predecessor lease liabilities rejected per the Plan	13,347
Write off of deferred financing costs related to the Delayed-Draw Term Loan	(12,000)
Lease rejection damages	(4,956)
Extinguishment of RSU's for the Predecessor's incentive plan	(988)
Other items	(1,698)
Total reorganization items, net	$335,560

(1) Includes approximately $16.4 million in adjustments to assets and liabilities classified as held for sale. See Note 20-Discontinued Operations.

Restructuring and other expenses

We embarked on a transformation project as part of our emergence from bankruptcy to reconfigure our operations and organization to maximize shareholder value and margin growth. The project is focused around three sequential phases:

•Business Unit Review – Analyzing strategic changes that emphasize product optimization and margin enhancement to maximize the cash flow profile of our business units and focus on our core competencies;

•Geographic Focus – Review our footprint and improve capital efficiency by focusing on low-risk, high reward geographies to maximize returns; and

•Right Size Support – Streamline support to match optimized business units that represent our core portfolio and consolidate our operational footprint to align the size of our operations with current demand to provide a superior value proposition and exhibit capital discipline.

Transformation Project

In connection with this initiative, during 2021, we incurred costs of $7.4 million and $15.8 million in the Successor Quarter and Successor Period, respectively, and $1.3 million in the Current Predecessor Period, which primarily relate to professional fees and separation costs related to former executives and personnel. These costs are included in Restructuring and other expenses in the Condensed Consolidated Statements of Operations.

Additionally, we have disposed of certain assets with a net book value of approximately $27.0 million. Proceeds from the sales of these assets have totaled approximately $43.8 million through October 29, 2021.

(4)Revenue

Revenue Recognition

Revenues are recognized when performance obligations are satisfied in accordance with contractual terms, in an amount that reflects the consideration we expect to be entitled to in exchange for services rendered, rentals provided, and products sold. Taxes collected from customers and remitted to governmental authorities and revenues are reported on a net basis in our financial statements.

Performance Obligations

A performance obligation arises under contracts with customers to render services, provide rentals or sell products, and is the unit of account under FASB Accounting Standards Update 2014-09 - Revenue from Contracts with Customers (Topic 606). We account for services rendered and rentals provided separately if they are distinct and the service or rental is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered or rentals provided on its own or with other resources that are readily available to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. A contract’s selling prices are determined based on prices we charge for services rendered, rentals provided, and products sold. The majority of our performance obligations are satisfied over time, which is generally represented by a period of 30 days or less. Our payment terms vary by the type of products or services offered. The term between invoicing and when the payment is due is typically 30 days.

Services Revenue: primarily represents amounts charged to customers for the completion of services rendered, including labor, products and supplies necessary to perform the service. Rates for these services vary depending on the type of services provided and can be based on a per job, per hour or per day basis.

Rentals Revenue: primarily priced on a per day, per man hour or similar basis and consists of fees charged to customers for the use of our rental equipment over the term of the rental period, which is generally less than twelve months.

Product Sales Revenue: products are generally sold based upon purchase orders or contracts with our customers that include fixed or determinable prices but do not include right of return provisions or other significant post-delivery obligations. We recognize revenue from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, collectability is reasonably assured and delivery occurs as directed by the customer.

We expense sales commissions when incurred because the amortization period would be one year or less.

Disaggregation of Revenue

The following table presents our revenues by segment disaggregated by geography (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
U.S. land
Rentals	$20,789	$	N/A
Well Services	6,781		N/A
Drilling Products and Services	N/A		19,538
Onshore Completion and Workover Services	N/A		-
Production Services	N/A		6
Technical Solutions	N/A		3,166
Total U.S. land	$27,570		$22,710

U.S. offshore
Rentals	$26,890	$	N/A
Well Services	26,574		N/A
Drilling Products and Services	N/A		28,587
Onshore Completion and Workover Services	N/A		-
Production Services	N/A		6,363
Technical Solutions	N/A		23,611
Total U.S. offshore	$53,464		$58,561

International
Rentals	$19,558	$	N/A
Well Services	65,300		N/A
Drilling Products and Services	N/A		19,225
Onshore Completion and Workover Services	N/A		-
Production Services	N/A		37,033
Technical Solutions	N/A		14,053
Total International	$84,858		$70,311
Total Revenues	$165,892		$151,582

	Successor	Predecessor
	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Six Months Ended June 30, 2020
U.S. land
Rentals	$31,898	$4,917	$	N/A
Well Services	8,907	3,379		N/A
Drilling Products and Services	N/A	N/A		56,193
Onshore Completion and Workover Services	N/A	N/A		-
Production Services	N/A	N/A		4,633
Technical Solutions	N/A	N/A		9,303
Total U.S. land	$40,805	$8,296		$70,129

U.S. offshore
Rentals	$47,293	$8,196	$	N/A
Well Services	45,995	7,371		N/A
Drilling Products and Services	N/A	N/A		65,811
Onshore Completion and Workover Services	N/A	N/A		-
Production Services	N/A	N/A		17,663
Technical Solutions	N/A	N/A		55,144
Total U.S. offshore	$93,288	$15,567		$138,618

International
Rentals	$30,494	$5,226	$	N/A
Well Services	107,148	16,839		N/A
Drilling Products and Services	N/A	N/A		49,338
Onshore Completion and Workover Services	N/A	N/A		-
Production Services	N/A	N/A		96,571
Technical Solutions	N/A	N/A		31,165
Total International	$137,642	$22,065		$177,074
Total Revenues	$271,735	$45,928		$385,821

The following table presents our revenues by segment disaggregated by type (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Services
Rentals	$9,592	$	N/A
Well Services	70,195		N/A
Drilling Products and Services	N/A		13,012
Onshore Completion and Workover Services	N/A		-
Production Services	N/A		28,759
Technical Solutions	N/A		18,148
Total Services	$79,787		$59,919

Rentals
Rentals	$47,895	$	N/A
Well Services	5,343		N/A
Drilling Products and Services	N/A		44,573
Onshore Completion and Workover Services	N/A		-
Production Services	N/A		4,959
Technical Solutions	N/A		2,226
Total Rentals	$53,238		$51,758

Product Sales
Rentals	$9,750	$	N/A
Well Services	23,117		N/A
Drilling Products and Services	N/A		9,764
Onshore Completion and Workover Services	N/A		-
Production Services	N/A		9,684
Technical Solutions	N/A		20,457
Total Product Sales	$32,867		$39,905
Total Revenues	$165,892		$151,582

	Successor	Predecessor
	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Six Months Ended June 30, 2020
Services
Rentals	$15,856	$2,005	$	N/A
Well Services	107,610	17,229		N/A
Drilling Products and Services	N/A	N/A		27,589
Onshore Completion and Workover Services	N/A	N/A		-
Production Services	N/A	N/A		89,224
Technical Solutions	N/A	N/A		46,909
Total Services	$123,466	$19,234		$163,722

Rentals
Rentals	$76,488	$14,082	$	N/A
Well Services	8,064	352		N/A
Drilling Products and Services	N/A	N/A		122,402
Onshore Completion and Workover Services	N/A	N/A		-
Production Services	N/A	N/A		10,083
Technical Solutions	N/A	N/A		8,600
Total Rentals	$84,552	$14,434		$141,085

Product Sales
Rentals	$17,341	$2,252	$	N/A
Well Services	46,376	10,008		N/A
Drilling Products and Services	N/A	N/A		21,352
Onshore Completion and Workover Services	N/A	N/A		-
Production Services	N/A	N/A		19,559
Technical Solutions	N/A	N/A		40,103
Total Product Sales	$63,717	$12,260		$81,014
Total Revenues	$271,735	$45,928		$385,821

(5)Inventory

Inventories are stated at the lower of cost or net realizable value. We apply net realizable value and obsolescence to the gross value of the inventory. Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and WIP. Supplies and consumables primarily consist of products used in our services provided to customers. The components of the inventory balances are as follows (in thousands):

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Finished goods	$42,000	$35,074
Raw materials	1,009	5,139
WIP	6,350	2,994
Supplies and consumables	36,705	33,820
Total	$86,064	$77,027

(6)Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by us related to costs associated with the abandonment of the acquired property. Pursuant to an agreement with the seller, we invoice the seller an agreed upon amount at the completion of certain decommissioning activities for the offshore platform. The gross amount of the seller’s obligation to us totals $115.0 million and is recorded at present value, which totaled $74.4 million as of June 30, 2021. The related discount, which is based on an effective interest rate of 6.58%, is amortized to interest income based on the expected timing of completion of the decommissioning activities. We recorded non-cash interest income related to notes receivable of $1.2 million and $1.9 million for the Successor Quarter and Successor Period, respectively, which is included in other reconciling items, net in the Condensed Consolidated Statements of Cash Flows. The Predecessor recorded interest income related to notes receivable of $0.4 million and $1.2 million for the Current Predecessor Period and the Prior Predecessor Quarter, respectively. Interest receivable is considered paid in kind and is compounded into the carrying amount of the note.

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

Machinery and equipment	3-12 years
Buildings, improvements and leasehold improvements	10-25 years
Automobiles, trucks, tractors and trailers	4-7 years
Furniture and fixtures	3-10 years

A summary of property, plant and equipment is as follows (in thousands):

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Machinery and equipment	$380,318	$1,727,454
Buildings, improvements and leasehold improvements	85,082	171,635
Automobiles, trucks, tractors and trailers	7,534	11,742
Furniture and fixtures	19,996	31,407
Construction-in-progress	6,122	4,793
Land	31,782	33,394
Oil and gas producing assets	20,028	15,117
Total	550,862	1,995,542
Accumulated depreciation and depletion	(95,783)	(1,587,435)
Property, plant and equipment, net	$455,079	$408,107

Depreciation expense (excluding depletion, amortization and accretion) for the Successor Quarter and Prior Predecessor Quarter was $57.3 million and $26.2 million, respectively. Depreciation expense (excluding depletion, amortization and accretion) for the Successor Period, Current Predecessor Period and Prior Predecessor Period was $95.4 million, $9.5 million and $54.8 million, respectively.

As discussed above, in connection with the valuation process under fresh start accounting, certain fully depreciated assets were assigned an estimated fair value of approximately $282.1 million and remaining useful life of less than 36 months. Depreciation expense for the remainder of 2021 is expected to be approximately $104.6 million and approximately $75.1 million and $46.5 million for the years ended December 31, 2022 and 2023, respectively. See Note 3 – “Fresh Start Accounting” for additional information.

(8) Intangibles

Intangible assets consist of the following (in thousands):

		Successor			Predecessor
		June 30, 2021			December 31, 2020
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Balance	Amount	Amortization	Balance
Trade Names	10	4,166	(174)	3,992	4,744	(4,263)	481
Customer Relationships	17	-	-	-	14,592	(10,077)	4,515
Patents	10	2,120	(88)	2,032	-	-	-
Non-Compete Agreements	3	-	-	-	3,478	(3,478)	-
Total		$6,286	$(262)	$6,024	$22,814	$(17,818)	$4,996

At June 30, 2021, trade name intangible assets totaling $0.7 million were included in Assets Held for Sale. Amortization expense for both the Successor Quarter and Prior Predecessor Quarter was $0.2 million. For the Successor Period, Current Predecessor Period and Prior Predecessor Period amortization expense was $0.3 million, $0.1 million and $0.5 million, respectively. Based on the carrying values of intangible assets June 30, 2021, amortization expense for the next five years (2021 through 2025) is estimated to be $0.3 million for the remainder of 2021 and $0.7 million for the years 2022 through 2025.

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

Availability under the Credit Facility at any time is equal to the lesser of (i) the aggregate commitments under the Credit Facility and (ii) the borrowing base at such time. As of June 30, 2021, the borrowing base under the Credit Facility was approximately $120.0 million and we had $45.0 million of letters of credit outstanding that reduced its borrowing availability under the revolving credit facility. Subject to certain conditions, upon request and with the consent of the participating lenders, the total commitments under the Credit Facility may be increased to $170.0 million. SESI’s obligations under the Credit Facility are guaranteed by the Former Parent and all of SESI’s material domestic subsidiaries, and secured by substantially all of the personal property of the Former Parent, SESI and SESI’s material domestic subsidiaries, in each case, subject to certain customary exceptions.

Borrowings under the Credit Facility bear interest, at SESI’s option, at either an adjusted LIBOR (as defined below) rate plus an applicable margin ranging from 3.00% to 3.50% per annum, or an alternate base rate plus an applicable margin ranging from 2.00% to 2.50% per annum, in each case, on the basis of the then applicable consolidated fixed charge coverage ratio. In addition, SESI is required to pay (i) a letter of credit fee ranging from 3.00% to 3.50% per annum on the basis of the consolidated fixed charge coverage ratio on the aggregate face amount of all outstanding letters of credit, (ii) to the issuing lender of each letter of credit, a fronting fee of no less than 0.25% per annum on the outstanding amount of each such letter of credit and (iii) commitment fees of 0.50% per annum on the daily unused amount of the Credit Facility, in each case, quarterly in arrears.

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

On May 13, 2021, SESI, SESI Holdings, Inc. and the subsidiary guarantors party thereto entered into a first amendment and waiver to the Credit Facility (the “First Amendment and Waiver to the Credit Facility”) to, among other things, (i) extend the deadline thereunder for the delivery of our consolidated unaudited financial statements for the quarter ended March 31, 2021 to June 1, 2021 and (ii) obtain a limited waiver of potential defaults under the Credit Facility related to a delayed public filing of such financial statements after the original deadline for delivery of such financial statements.

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

On July 15, 2021, SESI, the Former Parent, and the subsidiary guarantors party thereto entered into a waiver to the Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders to (i) extend the deadline under the Credit Facility for the delivery of our consolidated unaudited financial statements (x) as of and for the quarter ended March 31, 2021 to September 30, 2021 and (y) as of and for the quarter ended June 30, 2021 and the calendar months ending April 30, 2021, May 31, 2021, July 31, 2021 and August 31, 2021 to October 30, 2021, (ii) obtain a limited waiver of potential defaults under the Credit Facility related to a delayed public filing of this quarterly report on Form 10-Q with respect to the fiscal quarter ended June 30, 2021 (including related financial statements) after the original deadline (and confirmation of such waiver as it pertains to the quarterly report on Form 10-Q with respect to the fiscal quarter ended March 31, 2021), and (iii) agree that until the quarterly unaudited financial statements and a revised borrowing base certificate in connection with each such quarter is delivered, the lenders will not be required to make any advances requested.

Delayed-Draw Term Loan Commitment Letter

On September 29, 2020, the Predecessor entered into a commitment letter (the “Delayed-Draw Term Loan Commitment Letter”) with certain of the consenting noteholders (such consenting noteholders, the “Backstop Commitment Parties”). The Backstop Commitment Parties committed to provide a delayed draw term loan facility (the “Delayed-Draw Term Loan Facility”) in an aggregate principal amount not to exceed $200.0 million, upon our emergence from bankruptcy on the terms and subject to the conditions of the Delayed-Draw Term Loan Commitment Letter.

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

(10) Decommissioning Liabilities

We account for decommissioning liabilities under ASC 410 – Asset Retirement Obligations. Our decommissioning liabilities are associated with an oil and gas property and include liabilities related to the plugging of wells, removal of the related platform and equipment and site restoration. We review the adequacy of our decommissioning liabilities whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially. The Successor had decommissioning liabilities of $171.1 million as of June 30, 2021 and the Predecessor had decommissioning liabilities of $142.7 million as of December 31, 2020, respectively, including decommissioning liabilities included within liabilities held for sale. In connection with fresh start accounting, we now present all asset retirement obligations separately as decommissioning liabilities on the balance sheet. Previously, certain of these decommissioning liabilities were included as a component of other long-term liabilities.

(11) Leases

Accounting Policy for Leases

We determine if an arrangement is a lease at inception. All of our leases are operating leases and are included in right-of-use (“ROU”) assets, accounts payable and operating lease liabilities in the condensed consolidated balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligations to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the respective lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease.

Overview

Our operating leases are primarily for real estate, machinery and equipment, and vehicles. The terms and conditions for these leases vary by the type of underlying asset. Total operating lease expense was as follows (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020

Long-term fixed lease expense	$3,779	$4,624
Short-term lease expense	2,349	884
Total operating lease expense	$6,128	$5,508

	Successor	Predecessor
	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Six Months Ended June 30, 2020
Long-term fixed lease expense	$5,759	$1,824	$10,255
Long-term variable lease expense	-	19	-
Short-term lease expense	3,345	789	1,875
Total operating lease expense	$9,104	$2,632	$12,130

Supplemental Balance Sheet and Cash Flows Information

Operating leases were as follows (in thousands):

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Operating lease ROU assets	$30,755	$33,317

Accrued expenses	$9,522	$10,698
Operating lease liabilities	21,353	29,464
Total operating lease liabilities	$30,875	$40,162

Weighted-average remaining lease term	11 years	9 years
Weighted-average discount rate	5.34%	6.35%

	Successor	Predecessor
	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Six Months Ended June 30, 2020
Cash paid for operating leases	$7,614	$1,575	$13,494
ROU assets obtained in exchange for lease obligations	$2,823	$453	$2,996

Maturities of operating lease liabilities at June 30, 2021 are as follows (in thousands):

Remainder of 2021	$5,284
2022	9,180
2023	6,841
2024	4,403
2025	3,396
Thereafter	20,902
Total lease payments	50,006
Less imputed interest	(19,131)
Total	$30,875

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Successor Fair Value at June 30, 2021
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$7,457	$8,146	$-	$15,603
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$2,112	$-	$2,112
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$19,702	$-	$19,702

	Predecessor Fair Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Intangible and other long-term assets, net:
Non-qualified deferred compensation assets	$-	$15,013	$-	$15,013
Accounts payable:
Non-qualified deferred compensation liabilities	$-	$2,869	$-	$2,869
Other long-term liabilities:
Non-qualified deferred compensation liabilities	$-	$20,697	$-	$20,697
Total debt	$409,050	$-	$-	$409,050

Our non-qualified deferred compensation plans allow officers, certain highly compensated employees and non-employee directors to defer receipt of a portion of their compensation and contribute such amounts to one or more hypothetical investment funds. These investments are reported at fair value based on unadjusted quoted prices in active markets for identifiable assets and observable inputs for similar assets and liabilities, which represent either a Level 1 or Level 2 in the fair value hierarchy depending on the type of investment. Commencement of the Chapter 11 Cases automatically stayed payments under the non-qualified deferred compensation plans. As a result of the consummation of the Plan, restricted stock units issued prior to the Fresh Start Accounting Date under our stock incentive plans were cancelled for zero consideration.

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

(13) Segment Information

In connection with our previously discussed Transformation Project and pending disposition activities, during the second quarter of 2021, our reportable segments were changed to Rentals, Well Services and Corporate and other. Reportable segments for periods prior to January 1, 2021 which were presented in our Annual Report on Form 10-K were Drilling Products and Services, Onshore Completion and Workover Services, Production Services and Technical Solutions. The Predecessor segment presentation has not been revised due to the change in reporting entity as a result of our application of fresh start accounting.

Business Segments

The products and service offerings of Rentals are comprised of value-added engineering services and premium downhole tubular rentals, design engineering, manufacturing and rental of bottom hole assemblies and rentals of accommodation units.

The products and service offerings of Well Services are comprised of risk management, well control and training solutions, hydraulic workover and snubbing services, engineering and manufacturing of premium sand control tools, coiled tubing, cased hole and mechanical wireline, production testing and optimization, pressure control and remedial pumping services.

We evaluate the performance of our reportable segments based on income or loss from operations excluding corporate expenses. The segment measure is calculated as follows: segment revenues less segment operating expenses, depreciation, depletion, amortization and accretion expense and reduction in value of assets. We use this segment measure to evaluate our reportable segments as it is the measure that is most consistent with how we organize and manage our business operations. Corporate and other costs primarily include expenses related to support functions, including salaries and benefits for corporate employees.

Summarized financial information for our segments is as follows (in thousands):

Successor
Three Months Ended June 30, 2021
		Well	Corporate and	Consolidated
	Rental	Services	Other	Total
Revenues	$67,237	$98,655	$-	$165,892
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	28,034	75,545	-	103,579
Depreciation, depletion, amortization
and accretion	42,083	14,859	2,076	59,018
General and administrative expenses	6,352	9,566	16,390	32,308
Restructuring and other expenses	-	-	7,438	7,438
Reduction in value of assets	-	-	-	-
Income (loss) from operations	(9,232)	(1,315)	(25,904)	(36,451)
Interest income (expense), net	-	1	534	535
Other income (expense)	(501)	2,640	431	2,570
Income (loss) from continuing operations
before income taxes	$(9,733)	$1,326	$(24,939)	$(33,346)

Predecessor
Three Months Ended June 30, 2020		Onshore
		Completion
	Drilling Products	and Workover	Production	Technical	Corporate and	Consolidated
	and Services	Services	Services	Solutions	Other	Total
Revenues	$67,349	$-	$43,402	$40,831	$-	$151,582
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	22,485	(29)	37,792	33,178	-	93,426
Depreciation, depletion, amortization
and accretion	15,827	102	7,592	4,260	927	28,708
General and administrative expenses	10,927	12	6,343	10,209	28,037	55,528
Income (loss) from operations	18,110	(85)	(8,325)	(6,816)	(28,964)	(26,080)
Interest income (expense), net	-	-		1,104	(25,861)	(24,757)
Other income	-	-			821	821
Income (loss) from continuing operations
before income taxes	$18,110	$(85)	$(8,325)	$(5,712)	$(54,004)	$(50,016)

Predecessor
For the Period January 1, 2021 through February 2, 2021
		Well	Corporate and	Consolidated
	Rental	Services	Other	Total
Revenues	$18,339	$27,589	$-	$45,928
Cost of revenues (exclusive of depreciation,
depletion, amortization and accretion)	7,839	21,934	-	29,773
Depreciation, depletion, amortization
and accretion	4,271	3,666	421	8,358
General and administrative expenses	2,027	3,107	5,918	11,052
Restructuring and other expenses	-	-	1,270	1,270
Income (loss) from operations	4,202	(1,118)	(7,609)	(4,525)
Interest income (expense), net	10	1	191	202
Reorganization items, net	(2,037)	31,816	305,781	335,560
Other income (expense)	(399)	(165)	(1,541)	(2,105)
Income (loss) from continuing operations
before income taxes	$1,776	$30,534	$296,822	$329,132

Successor
For the Period February 3, 2021 to June 30, 2021
		Well	Corporate and	Consolidated
	Rental	Services	Other	Total
Revenues	$109,685	$162,050	$-	$271,735
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	43,355	128,092	-	171,447
Depreciation, depletion, amortization
and accretion	70,141	25,676	3,231	99,048
General and administrative expenses	9,803	15,826	25,117	50,746
Restructuring and other expenses	-	-	15,821	15,821
Loss from operations	(13,614)	(7,544)	(44,169)	(65,327)
Interest income (expense), net	-	3	744	747
Other income (expense)	(701)	2,235	(1,809)	(275)
Loss from continuing operations
before income taxes	$(14,315)	$(5,306)	$(45,234)	$(64,855)

Predecessor
Six Months Ended June 30, 2020		Onshore
		Completion
	Drilling Products	and Workover	Production	Technical	Corporate and	Consolidated
	and Services	Services	Services	Solutions	Other	Total
Revenues	$171,343	$-	$118,866	$95,612	$-	$385,821
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	57,449	(2,018)	100,808	74,700	-	230,939
Depreciation, depletion, amortization
and accretion	33,618	215	15,457	9,604	1,995	60,889
General and administrative expenses	25,440	35	13,607	24,244	51,478	114,804
Reduction in value of assets	-	-	4,064	12,458	-	16,522
Income (loss) from operations	54,836	1,768	(15,070)	(25,394)	(53,473)	(37,333)
Interest income (expense), net	-	-		2,277	(52,175)	(49,898)
Other income	-	-			(3,411)	(3,411)
Income (loss) from continuing operations
before income taxes	$54,836	$1,768	$(15,070)	$(23,117)	$(109,059)	$(90,642)

Identifiable Assets
		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
June 30, 2021 - Successor	$399,537	$694,074	$246,976	$1,340,587

	Drilling Products	Completion and Workover	Production	Technical	Corporate and	Consolidated
	and Services	Services	Services	Solutions	Other	Total
December 31, 2020 - Predecessor	$557,469	$183,065	$368,185	$260,339	$132,021	$1,501,079

Geographic Segments

We attribute revenue to various countries based on the location of where services are performed or the destination of the drilling products or equipment sold or rented. Long-lived assets consist primarily of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period. Our revenue attributed to the U.S. and to other countries and the value of our long-lived assets by those locations are as follows (in thousands):

Revenues
	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
United States	$81,034	$81,271
Other countries	84,858	70,311
Total	$165,892	$151,582

Revenues
	Successor	Predecessor
	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021	Six Months Ended June 30, 2020
United States	$134,093	$23,863	$208,747
Other countries	137,642	22,065	177,074
Total	$271,735	$45,928	$385,821

Long-Lived Assets

	Successor	Predecessor
	June 30, 2021	December 31, 2020
United States	$285,413	$253,114
Other countries	169,666	154,993
Total	$455,079	$408,107

(14) Reduction in Value of Assets

Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is assessed by a comparison of the carrying amount of such assets to their fair value calculated, in part, by the estimated undiscounted future cash flows expected to be generated by the assets. Cash flow estimates are based upon, among other things, historical results adjusted to reflect the best estimate of future market rates, utilization levels, and operating performance. Estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance. Our assets are grouped by line of business or division for the impairment testing, which represents the lowest level of identifiable cash flows. If the asset grouping’s fair value is less than the carrying amount of the asset grouping, impairment losses are recorded in the amount by which the carrying amount of asset grouping exceeds the fair value. The estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability.

During the first quarter of 2020, in line with the rapidly changing market conditions, our market capitalization deteriorated. We determined that these events constituted a triggering event that required us to review the recoverability of our long-lived assets and to perform an interim goodwill impairment as of March 31, 2020. During the Prior Predecessor Period, we recorded a reduction in value of assets totaling $16.5 million which related to property, plant and equipment in the Production Services and Technical Solutions segments.

(15) Goodwill

As part of the Successor’s emergence from the Chapter 11 Cases, the Successor adopted fresh start accounting and began reporting as a new accounting entity as of the Emergence Date. Due to the fair value measurement of our assets and liabilities as required by ASC 852, we determined that the Successor retained no goodwill balance based on the assignment of reorganization value to the Successor’s identifiable assets and liabilities. As noted in Note 3 – “Fresh Start Accounting,” the Predecessor’s goodwill balance of $138.9 million was eliminated during the fresh start adjustments to the consolidated condensed balance sheet as of February 2, 2021.

(16) Stock-Based Compensation Plans

As noted in Note 2 – “Emergence from Voluntary Reorganization under Chapter 11,” the Former Parent’s equity interests were cancelled as of the Emergence Date and new Class A common stock was issued to settle claims arising as a result of holding either the 7.125% Notes or the 7.750% Notes. As a result of the consummation of the Plan, restricted stock units issued prior to the fresh start accounting date under our stock incentive plans were cancelled for zero consideration. The balance sheet effect of the cancellation is noted in Note 3 – “Fresh Start Accounting.”

2021 Management Incentive Plan

On June 1, 2021, our Board of Directors (the “Board”) and the Compensation Committee of the Board (the “Compensation Committee”) approved and adopted our Incentive Plan, which provides for the grant of share-based and cash-based awards and, in connection therewith, the issuance from time to time of up to 1,999,869 shares of our Class B common stock, par value $0.01 per share.

Restricted Stock Grants

On June 1, 2021, the Board and the Compensation Committee approved the forms of restricted stock award agreements for (i) employee participants (the “Employee Restricted Stock Award Agreement”) and (ii) non-employee directors (the “Director Restricted Stock Award Agreement”).

On June 1, 2021, the Board and the Compensation Committee approved, pursuant to the applicable Employee Restricted Stock Award Agreements and Director Restricted Stock Award Agreements, the issuance of 113,840 restricted shares (76,269 restricted shares after giving effect to tax withholding) of Class B common stock under the Incentive Plan to certain of our non-employee directors and officers (the “Restricted Stock Grants”). The Restricted Stock Grants will vest over a period of three years, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement. The fair value of the restricted shares was estimated to be $39.53 per share as of the date of grant.

(17) Income Taxes

The effective tax rate for the Current Predecessor Period, the Successor Quarter and the Successor Period was 18.2%, 5.2% and 9.3%, respectively, on income from continuing operations. The tax rate in the Current Predecessor Period is different from the blended federal and state statutory rate of 22.5% primarily from the adoption of fresh start accounting during the period. The cancellation of indebtedness income resulting from the restructuring has significantly reduced our US tax attributes, including but not limited to NOL carryforwards. We experienced an ownership change under Sec. 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which is anticipated to limit certain remaining tax attributes. The tax rate in the Successor Quarter and the Successor Period is different from the blended federal and state statutory rate of 22.5% primarily from non-deductible items and foreign losses for which no tax benefit is being recorded.

The effective tax rate for Prior Predecessor Quarter and Prior Predecessor Period was 8.6% and 15.6%, respectively, on income from continuing operations. The tax rate is different from the blended federal and state statutory rate of 22.5% primarily from foreign losses for which no tax benefit was recorded.

The Successor had $14.7 million of unrecognized tax benefits as of June 30, 2021 and the Predecessor had $13.2 million of unrecognized tax benefits as of December 31, 2020, all of which would impact our effective tax rate if recognized. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

As of June 30, 2021, we have a deferred tax liability of $43.2 million and a valuation allowance of $96.0 million recorded against our deferred tax assets that relate to US foreign tax credits, US state net operating losses and other non-US deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period. We assess the realizability of deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, and tax planning strategies in making this assessment.

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

Diluted earnings per share for the Successor Period, Successor Quarter, Prior Predecessor Period and Prior Predecessor Quarter do not include any potentially dilutive shares as these periods reflected a net loss.

(19) Contingencies

Due to the nature of our business, we are involved, from time to time, in various routine litigation or subject to disputes or claims or actions, including those commercial in nature, regarding our business activities in the ordinary course of business. Legal costs related to these matters are expensed as incurred. Management is of the opinion that none of the claims and actions will have a material adverse impact on our financial position, results of operations or cash flows.

A subsidiary of ours is involved in legal proceedings with two former employees regarding the payment of royalties for a patentable product paid for by the subsidiary and developed while they worked for the subsidiary. On April 2, 2018, the former employees and their corporation filed a lawsuit (the “First Case) in the Harris County District Court (the “District Court”) alleging that the royalty payments they had invoiced at 25% and for which they received payments since 2010, should have been paid at a rate of 50%. In May 2019, the jury issued a verdict in favor of the plaintiffs. On October 25, 2019, the court issued a final judgment against us, which we have fully secured with a bond. We strongly disagree with the verdict and believe the District Court committed several legal errors that should result in a reversal or remand of the case by the Court of Appeals.

A second case (the “Second Case”) was filed in District Court against the same subsidiary of ours bringing the same claims and seeking damages post judgment from the First Case until discontinuation of the sale of the product at issue by the subsidiary.  In December 2020, the Court entered a final judgement for the Plaintiffs’ and the Second Case was stayed for the duration of our bankruptcy. We have filed an appeal and a Motion to Abate the Second Case pending the appeal of the First Case. The Motion to Abate the Second Case was granted on October 26, 2021 by the Court of Appeals. As of June 30, 2021, we have reserved $7.0 million for the judgements in the First Case and Second Case.

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

(20) Discontinued Operations

On December 10, 2019, Pumpco Energy Services, Inc (“Pumpco”) completed its existing hydraulic fracturing field operations and was determined to discontinue, wind down and exit its hydraulic fracturing operations. The financial results of Pumpco’s operations have historically been included in the Predecessor’s North America segment. The Successor continued to sell Pumpco’s fixed assets as of June 30, 2021.

During the second quarter of 2021, we signed a Letter of Intent (“LOI”) with Select Energy Services, Inc. (“Select”) to sell all of the issued and outstanding equity of Complete Energy Services, Inc. (“Complete”) which would also include Superior Well Services (“SPW”) flowback and well testing businesses, including the associated assets, liabilities and working capital. The financial results of Complete and SPW operations have historically been included in our Onshore Completion and Workover Services segment. Discontinuing Complete and SPW is aligned with our overall strategic objective to divest assets and service lines that do not compete for investment in the current market environment. Net proceeds from the sale of Complete and any remaining assets from SPW will be used to fund current operations, reinvest in other of the Company’s service lines, or return capital to investors. In connection with these pending dispositions, during the second quarter of 2021, we recognized a reduction in value of assets related to Complete for approximately $12.4 million. We expect to complete the sale of the remaining assets of SPW within the next 12 months.

The following tables summarizes the components of our discontinued operations, net of tax (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Revenues	$45,114	$32,485
Cost of services	35,459	36,450
Depreciation, depletion, amortization and accretion	18,581	8,034
General and administrative expenses	3,623	3,505
Reduction in value of assets	12,430	3,003
Loss from operations	(24,979)	(18,507)
Other income (expense)	(53)	8
Loss from discontinued operations before tax	(25,032)	(18,499)
Income tax benefit (expense)	5,632	(915)
Loss from discontinued operations, net of income tax	$(19,400)	$(19,414)

	Successor	Predecessor
	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021	Six Months Ended June 30, 2020
Revenues	$68,366	$10,719	$119,996
Cost of services	55,481	10,398	116,081
Depreciation, depletion, amortization and accretion	31,356	2,141	17,206
General and administrative expenses	6,218	1,119	17,475
Reduction in value of assets	12,430	-	49,361
Loss from operations	(37,119)	(2,939)	(80,127)
Other income (expense)	(50)	2,485	15
Loss from discontinued operations before tax	(37,169)	(454)	(80,112)
Income tax benefit (expense)	8,363	102	12,024
Loss from discontinued operations, net of income tax	$(28,806)	$(352)	$(68,088)

The following summarizes the assets and liabilities related to assets held for sale (in thousands):

	Successor	Predecessor
	June 30, 2021	December 31, 2020
Current assets:
Accounts receivable, net	$35,853	$25,448
Prepaid expenses	5,154	4,881
Other current assets	7,443	12,076
Total current assets	48,450	42,405

Property, plant and equipment, net	106,425	179,380
Operating lease ROU assets	13,549	16,958
Other assets	1,770	3,361
Total assets held for sale	$170,194	$242,104

Current liabilities:
Accounts payable	$6,075	$2,830
Accrued expenses	11,391	11,153
Total current liabilities	17,466	13,983

Operating lease liabilities	13,562	21,987
Decommissioning liabilities	4,156	8,311
Other liabilities	546	2,095
Total liabilities	$35,730	$46,376

Significant operating non-cash items relating to assets held for sale and cash flows from investing activities were as follows (in thousands):

	Successor	Predecessor
	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021	Six Months Ended June 30, 2020
Cash flows from discontinued operating activities:
Reduction in value of assets	$12,430	$-	$49,361
Gain on sale of assets	(5,118)	(43)
Depreciation, depletion, amortization and accretion	31,356	2,142	17,206
Cash flows from discontinued investing activities:
Proceeds from sales of assets	10,867	486	-

(21) Supplemental Cash Flow Information

The table below is a reconciliation of cash, cash equivalents and restricted cash for the beginning and the end of the period for all periods presented:

	Successor	Predecessor
	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Six Months Ended June 30, 2020

Cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$172,768	$188,006	$272,624
Restricted cash-current	16,751	-	-
Restricted cash-non-current	80,179	80,178	2,764
Cash, cash equivalents, and restricted cash, beginning of period	$269,698	$268,184	$275,388

Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$205,748	$172,768	$278,409
Restricted cash-current	-	16,751	-
Restricted cash-non-current	80,159	80,179	2,774
Cash, cash equivalents, and restricted cash, end of period	$285,907	$269,698	$281,183

(22) New Accounting Pronouncements

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13 - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses (the “CECL”) model. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses on financial instruments at the time the asset is originated or acquired. This update will apply to receivables arising from revenue transactions. The new standard is effective for the us beginning on January 1, 2023. We have concluded that the adoption of ASU 2016-13 will not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This update simplifies the accounting for income taxes by removing the following exceptions: (1) the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items; (2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The update also (1) requires an entity to recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; (2) requires an entity to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; (3) specifies that an entity is not required to allocate the consolidate amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; (4) requires an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date; and (5) makes minor codification improvements for income taxes related to employee stock ownership plans. Our adoption of ASU 2019-12 as of January 1, 2021 has not had a material impact on its financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848). This update provides an optional expedient and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In response to the concerns about structural risks of interbank offered rates (“IBORs”) and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. In January 2021, the FASB issued ASU No. 2021-01, which clarifies that certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments in these ASUs are effective for all entities as of March 12, 2020 through December

31, 2022. As our credit agreement allows for alternative benchmark rates to be applied to any borrowings, we do not expect the cessation of LIBOR to have a material impact on our financial position, results of operations, cash flows or disclosures.

(23) Subsequent Events

Divestiture

On July 9, 2021, we entered into a Securities Purchase and Sale Agreement (the “Purchase Agreement”) with SES Holdings, LLC (the “Parent”), Select Energy Services, Inc. (the “Buyer”) (solely to the extent stated therein), and Complete. Pursuant to the Purchase Agreement, the Buyer acquired certain of our onshore oilfield services operations in the United States through the acquisition of 100% of the equity interests of Complete, for a purchase price of approximately $14.0 million in cash and the issuance of 3.6 million shares of Class A common stock, $0.01 par value, of the Buyer, subject to customary post-closing adjustments. The Purchase Agreement also contains certain registration rights of the Company which required the Buyer to file a registration statement with the SEC for the resale of the Class A common stock issued to us. On August 26, 2021 the Buyer filed a registration statement on Form S-1 to register the resale of the 3.6 million shares of Class A common stock acquired by us, which was declared effective by the SEC on September 3, 2021. The Purchase Agreement contains customary representations, warranties and covenants. As discussed above, in connection with this disposition, during the second quarter of 2021, we recognized a reduction in value of assets related to Complete for approximately $12.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the “Company,” “we,” “us,” “our” and similar terms refer to (i) prior to the Emergence Date (as defined below), SESI Holdings, Inc. (formerly known as Superior Energy Services, Inc.) (the “Former Parent”) and its subsidiaries and (ii) after the Emergence Date, Superior Energy Services, Inc. (formerly known as Superior Newco, Inc.) and its subsidiaries. As used herein, the following terms refer to us and our operations:

"Predecessor"	The Company, prior to the Emergence Date
"Current Predecessor Period"	The Company's operations, January 1, 2021 - February 2, 2021
"Prior Predecessor Quarter"	The Company's operations, April 1, 2020 - June 30, 2020
"Prior Predecessor Period"	The Company's operations January 1, 2020 - June 30, 2020
"Successor"	The Company, after the Emergence Date
"Successor Quarter"	The Company's operations, April 1, 2021 - June 30, 2021
"Successor Period"	The Company's operations, February 3, 2021 - June 30, 2021

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

Fresh Start Accounting

In connection with the emergence from bankruptcy and in accordance with ASC 852, we qualified for and adopted fresh start accounting on the Emergence Date because (1) the holders of the then-existing common shares of the Predecessor received less than

50% of the new common shares of the Successor outstanding upon emergence and (2) the reorganization value of the Predecessor’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims. See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 1 – “Basis of Presentation” and Note 3 – “Fresh Start Accounting” for additional information.

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

•restrictive covenants in the $120.0 million asset-based secured revolving Credit Facility (as defined below) could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests;

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

Amendments to Stockholders Agreement

The Company and stockholders holding a majority of our Class A common stock entered into that certain amendment to the Stockholders Agreement, effective May 14, 2021, extending the deadline to provide its stockholders unaudited consolidated quarterly financial statements from 45 days after the conclusion of a quarter to 60 days after such quarter (or, if applicable, the first business day thereafter).

The Company and stockholders holding a majority of our Class A common stock entered into that certain Second Amendment to the Stockholders Agreement, effective May 31, 2021, extending the deadline to provide its stockholders the unaudited consolidated quarterly financial statements for the quarter ended March 31, 2021 to no later than July 15, 2021.

The Company and stockholders holding a majority of our Class A common stock entered into that certain Third Amendment to the Stockholders Agreement, effective as of July 14, 2021, extending the deadline to provide its stockholders the unaudited consolidated quarterly financial statements for the quarters ended March 31, 2021 and June 30, 2021 to no later than September 30, 2021 and October 31, 2021, respectively.

2021 Management Incentive Plan

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 16 – “Stock Based
Compensation Plans” for additional information.

Restricted Stock Grants

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 16 – “Stock Based
Compensation Plans” for additional information.

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

Commodity prices during 2021 will continue to be impacted by the global containment of the virus, pace of economic recovery, as well as changes to OPEC+ production levels. There is increased economic optimism in 2021 as governments worldwide continue to distribute the COVID-19 vaccines. However, although vaccination campaigns are underway, several regions, including areas of the United States, have been and continue to deal with a rebound in the pandemic. There is also concern about whether vaccines will be effective against different strains of the virus that have developed and may develop in the future. West Texas Intermediate (“WTI”) oil spot prices have recovered to pre-pandemic levels. OPEC+ continues to meet regularly to review the state of global oil supply, demand and inventory levels. Even though signs of economic recovery centered on COVID-19 mitigation, global vaccine distribution and re-opening efforts make demand for oil and gas difficult to project, we believe demand is recovering and prices will be positively impacted.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Worldwide Rig Count (1)
U.S.:
Land	437	378	16%	411	571	-28%
Offshore	13	14	-7%	14	17	-18%
Total	450	392	15%	425	588	-28%
International (2)	734	834	-12%	716	954	-25%
Worldwide Total	1,184	1,226	-3%	1,141	1,542	-26%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$66.19	$27.96	137%	$62.24	$36.58	70%
Natural Gas (Henry Hub)	$2.94	$1.70	73%	$3.25	$1.80	81%

(1) Estimate of drilling activity as measured by the average active drilling rigs based on Baker Hughes Co. rig count information.

(2) Excludes Canadian Rig Count.

Comparison of the Results of Operations for the Three Months Ended June 30, 2021 and 2020

Our revenue for the Successor Quarter was $165.9 million, an increase of $14.3 million, or 9.4%, as compared to the Prior Predecessor Quarter. Net loss for the Successor Quarter was $51.0 million, as compared to a net loss of $65.1 million for the Prior Predecessor Quarter.

The following table compares our operating results for the three months ended June 30, 2021 and 2020 (in thousands, except percentages). Cost of revenues excludes depreciation, depletion, amortization and accretion.

	Successor	Predecessor
	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	Change

Revenues	$165,892	$151,582	$14,310

Cost of revenues	103,579	93,426	10,153
Depreciation, depletion, amortization and accretion	59,018	28,708	30,310
General and administrative expenses	32,308	55,528	(23,220)
Restructuring and other expenses	7,438	-	7,438
Loss from operations	(36,451)	(26,080)	(10,371)

Other income (expense):
Interest income (expense), net	535	(24,757)	25,292
Other income (expense):	2,570	821	1,749
Loss from continuing operations before income taxes	(33,346)	(50,016)	16,670
Income tax benefit (expense)	1,747	4,324	(2,577)
Loss from continuing operations	(31,599)	(45,692)	14,093
Loss from discontinued operations, net of income tax	(19,400)	(19,414)	14
Net loss	$(50,999)	$(65,106)	$14,107

Revenues and Cost of Revenues

Revenue for the Successor Quarter was $165.9 million, an increase of $14.3 million, or 9.4%, from the Prior Predecessor Quarter. Cost of revenues for the Successor Quarter was $103.6 million, an increase of $10.2 million, or 10.9%, from the Prior Predecessor Quarter. Both revenues and cost of revenues in the Prior Predecessor Quarter were severely impacted by the effects of COVID-19, and the increase in our results in the Successor Quarter were driven by improvements in our Well Services business related to operations in Latin America and improvements in our Wild Well Control business unit, partially offset by declines in well completion services.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion was $59.0 million during the Successor Quarter compared to $28.7 million during the Prior Predecessor Quarter. The increase in depreciation, depletion, amortization and accretion is related to both an increase in the carrying value of our assets and lower average remaining useful lives as a result of the fair value adjustment recorded as a part of fresh start accounting.

General and Administrative Expenses

General and administrative expense was $32.3 million during the Successor Quarter compared to $55.5 million during the Prior Predecessor Quarter. The decrease is the result of our continued focus on limiting spending and reducing our cost structure.

Restructuring and Other Expenses

Restructuring and other expenses were $7.4 million during the Successor Quarter and primarily relate professional fees incurred during the period associated with our previously discussed Transformation Project.

Interest Income (Expense), net

Interest income was $0.5 million for the Successor Quarter compared to interest expense of $24.7 million for the Predecessor Quarter.

The Predecessor interest expense was a result of outstanding debt during the Predecessor Quarter and was subsequently eliminated as a liability subject to compromise and settled in accordance with the Plan. See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 3 – “Fresh Start Accounting” for additional information.

Income Taxes

The effective tax rate for the Successor Quarter was 5.2% on income from continuing operations. The tax rate in the Successor Quarter is different from the blended federal and state statutory rate of 22.5% primarily from non-deductible items and foreign losses for which no tax benefit is being recorded.

The effective tax rate for Prior Predecessor Quarter was 8.6% on income from continuing operations. The tax rate is different from the blended federal and state statutory rate of 22.5% primarily from foreign losses for which no tax benefit was recorded.

Comparison of the Results of Operations for the Six Months Ended June 30, 2021 and 2020

The following table sets forth consolidated results of operations for the periods indicated. The Successor Period and the Current Predecessor Period are distinct reporting periods as a result of the emergence from bankruptcy on the Emergence Date. References in these results of operations to changes in comparison to the Prior Predecessor Period combine the Successor Period and Current Predecessor Period (“Combined Period”) results for the six months ended June 30, 2021 in order to provide some comparability of such information to the Prior Predecessor Period. While this combined presentation is not presented according to generally accepted accounting principles in the United States of America (“GAAP”) and no comparable GAAP measures are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons to the corresponding Prior Predecessor Period as reviewing the Successor Period results in isolation would not be useful in identifying trends in or reaching conclusions regarding our overall operating performance.

	Successor	Predecessor	Non-GAAP	Predecessor
	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Combined Six Months ended June 30, 2021	For the Six Months Ended June 30, 2020	Change

Revenues	$271,735	$45,928	$317,663	$385,821	$(68,158)
Cost of revenues	171,447	29,773	201,220	230,939	(29,719)
Depreciation, depletion, amortization and accretion	99,048	8,358	107,406	60,889	46,517
General and administrative expenses	50,746	11,052	61,798	114,819	(53,021)
Restructuring and other expenses	15,821	1,270	17,091	-	17,091
Reduction in value of assets	-	-	-	16,522	(16,522)
Loss from operations	(65,327)	(4,525)	(69,852)	(37,348)	(32,504)

Other income (expense):
Interest income (expense), net	747	202	949	(49,883)	50,832
Reorganization items, net	-	335,560	335,560	-	335,560
Other income (expense):	(275)	(2,105)	(2,380)	(3,411)	1,031
Income (loss) from continuing operations before income taxes	(64,855)	329,132	264,277	(90,642)	354,919
Income tax benefit (expense)	6,032	(60,003)	(53,971)	14,160	(68,131)
Net income (loss) from continuing operations	(58,823)	269,129	210,306	(76,482)	286,788
Income (loss) from discontinued operations, net of income tax	(28,806)	(352)	(29,158)	(68,088)	38,930
Net income (loss)	$(87,629)	$268,777	$181,148	$(144,570)	$325,718

Net income for the Combined Period was $181.1 million, which was driven primarily by recognition of a $335.6 million gain in Reorganization items, net due to debt forgiveness as part of our emergence from bankruptcy. Also included in the results for Combined Period was a pre-tax charge of $13.9 million related to restructuring activities. This compares to a net loss for the Prior Predecessor Period of $144.6 million.

Revenues and Cost of Revenues

Revenue for the Combined Period decreased by 17.7% to $317.7 million, as compared to $385.8 million for the Prior Predecessor Quarter. Cost of revenues for the Combined Period decreased by 12.9%, to $201.2 million, as compared to $230.9 million for the Prior Predecessor Period. Both revenues and cost of revenues were severely impacted by the effects of COVID-19 on the worldwide economy, and our results were impacted by a decline in all business lines. We experienced a decline in rentals of premium drill pipe and bottom hole assemblies as well as a decline in revenues from accommodation units, slickline services and plug and abandonment activities.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion was $107.4 million during the Combined Period compared to $60.9 million during the Prior Predecessor Period. The increase in depreciation, depletion, amortization and accretion is related to both an increase in the carrying value of our assets and lower average remaining useful lives as a result of the fair value adjustment recorded as a part of fresh start accounting.

General and Administrative Expenses

General and administrative expense was $50.7 million during the Combined Period compared to $114.8 million during the Prior Predecessor Period. The decrease is the result of our continued focus on limiting spending and reducing our cost structure.

Restructuring and Other Expenses

Restructuring and other expenses were $15.8 million during the Combined Period and primarily relate to severance expenses and costs related to executive officers that resigned during the period as well as professional fees associated with our previously discussed Transformation Project.

Reorganization items, net

Reorganization items, net were $335.6 million during the Current Predecessor Period. See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 3 – “Fresh Start Accounting” for additional information on reorganization items, net.

Interest Income (Expense), net

Interest income was $0.9 million for the Combined Period compared to interest expense of $49.9 million for the Prior Predecessor Period. The Prior Predecessor Period interest expense was a result of outstanding debt during the Prior Predecessor Period and was subsequently eliminated as a liability subject to compromise and settled in accordance with the Plan. See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 3 – “Fresh Start Accounting” for additional information.

Income Taxes

The effective tax rate for the Current Predecessor Period and the Successor Period was 18.2%, and 9.3%, respectively, on income from continuing operations. The tax rate in the Current Predecessor Period is different from the blended federal and state statutory rate of 22.5% primarily from the adoption of fresh start accounting during the period. The cancellation of indebtedness income resulting from the restructuring has significantly reduced our US tax attributes, including but not limited to NOL carryforwards. We experienced an ownership change under Sec. 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which is anticipated to limit certain remaining tax attributes. The tax rate in the Successor Period is different from the blended federal and state statutory rate of 22.5% primarily from non-deductible items and foreign losses for which no tax benefit is being recorded.

The effective tax rate for the Prior Predecessor Period was 15.6%, respectively, on income from continuing operations. The tax rate is different from the blended federal and state statutory rate of 22.5% primarily from foreign losses for which no tax benefit was recorded.

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

Financial Condition and Sources of Liquidity

The primary sources of liquidity during the period covered by this quarterly report on Form 10-Q have been cash and cash equivalents, availability under credit facilities, and cash generated from operations. As of June 30, 2021, we had cash, cash equivalents and restricted cash of $285.9 million. During the Successor Period and the Current Predecessor Period net cash provided by operating activities was

$12.5 million and $5.3 million, respectively. During the Successor Period and the Current Predecessor Period, $16.2 million and $0.7 million were received in cash proceeds from the sale assets, respectively.

At June 30, 2021, the borrowing base on the Credit Facility was $120.0 million and the Successor had $47.5 million of letters of credit outstanding that reduced the borrowing availability under the Credit Facility.

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

Uses of Liquidity

The primary uses of liquidity are to provide support for operating activities, restructuring activities and capital expenditures. We have incurred significant costs associated with the Chapter 11 Cases, including fees for legal, financial and restructuring advisors to us, and certain of the creditors. During the Current Predecessor Period, the Predecessor incurred $18.3 million of advisory and professional fees relating to the Chapter 11 Cases and $12.0 million of fees paid in consideration for the commitment by the Backstop Commitment Parties to provide the Delayed-Draw Term Loan Facility upon the emergence from bankruptcy (which ultimately did not occur). The Successor spent $4.1 million of cash on capital expenditures during the Successor Period and the Predecessor spent $3.0 million of cash on capital expenditures during the Current Predecessor Period.

Debt Instruments

On the Emergence Date, pursuant to the Plan, the Former Parent, as parent guarantor, and SESI, as borrower, entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and letter of credit issuers named therein providing for a $120.0 million asset-based secured revolving credit facility (the “Credit Facility”), which provides for revolving loans and is available for the issuances of letters of credit. The Credit Facility will mature on December 9, 2024. The borrowing base under the Credit Facility is determined by reference to SESI’s and its subsidiary guarantors’ (i) eligible accounts receivable, (ii) eligible inventory, (iii) solely during the period from February 2, 2021 until the earlier of December 9, 2022 and the date that unrestricted cash of SESI and its wholly-owned subsidiaries is less than $75.0 million, eligible premium rental drill pipe and (iv) so long as there are no loans outstanding at such time, certain cash of SESI and its subsidiary guarantors, less reserves established by the administrative agent in its permitted discretion. On June 30, 2021 approximately $45.0 million of undrawn letters of credit were outstanding under the Credit Facility.

Availability under the Credit Facility at any time is equal to the lesser of (i) the aggregate commitments under the Credit Facility and (ii) the borrowing base at such time. As of June 30, 2021, the borrowing base under the Credit Facility was approximately $120.0 million and we had $47.5 million of letters of credit outstanding that reduced its borrowing availability under the revolving credit facility. Subject to certain conditions, upon request and with the consent of the participating lenders, the total commitments under the Credit Facility may be increased to $170.0 million. SESI’s obligations under the Credit Facility are guaranteed by the Former Parent and all of SESI’s material domestic subsidiaries and secured by substantially all of the personal property of the Former Parent, SESI and SESI’s material domestic subsidiaries, in each case, subject to certain customary exceptions.

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

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 9 – “Debt” for additional information regarding waivers to the Credit Facility and our inability to require the lenders to make any requested advances until the conditions described therein are satisfied.

Other Matters

Off-Balance Sheet Arrangements and Hedging Activities

At June 30, 2021, the Successor had no off-balance sheet arrangements and no hedging contracts.

Recently Adopted Accounting Guidance

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 22 – “New Accounting Pronouncements.”

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

Beginning with the first quarter of 2021, as part of adopting a new accounting policy at fresh start accounting, the functional currency of certain international subsidiaries changed from the local currency to US dollars. This brings alignment so that our functional currency is US dollars. Management considered the economic factors outlined in FASB ASC Topic No. 830 - Foreign Currency Matters in the determination of the functional currency. Management concluded that the predominance of factors support the use of the Successor parent’s currency as the functional currency and resulted in a change in functional currency to US dollars for all international subsidiaries.

The change in functional currency is applied on a prospective basis beginning with the first quarter of 2021 and translation adjustments for prior periods will continue to remain as a component of accumulated other comprehensive loss.

We do not hold derivatives for trading purposes or use derivatives with complex features. When prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes. At June 30, 2021, the Successor had no outstanding foreign currency forward contracts.

Interest Rate Risk

At June 30, 2021, the Successor had no variable rate debt outstanding.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, our disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of June 30, 2021 were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding disclosures as a result of the material weakness in our internal control over financial reporting described below.

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

Management’s Plan to Remediate Material Weakness

In order to address the material weakness described above under “Material weakness in internal control over financial reporting”, our management has implemented a remediation plan to address the control deficiency that led to this material weakness, including the following:

•Reinforcing our controls for identifying and reviewing potential uncertain tax positions; and

•Reinforcing our controls to evaluate, resolve, and document the related conclusions and accounting treatment for uncertain tax positions.

Although we have implemented the enhancements described above, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Based on its evaluation, the controls described above have not had sufficient time for management to conclude that they are operating effectively. Therefore, the material weakness described above existed at June 30, 2021 and will continue to exist until the controls described above have had sufficient time for management to conclude that they are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of our consolidated financial statements as of and for the quarter ended March 31, 2021, our previous independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to the design of our control to engage the appropriate specialists to assist in evaluating the income tax consequences of complex non-routine transactions, such as the Plan. If we are not able to remediate the material weakness and otherwise to maintain an effective system of internal control over financial reporting in the future, our financial statements may be materially misstated and investors may lose confidence in the accuracy and completeness of our financial reports. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting. While we are undertaking efforts to remediate this material weakness, the material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We cannot assure you that our efforts will remediate this material weakness in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2021, the Board and the Compensation Committee approved the issuance (without giving effect to tax withholding) of 113,840 restricted shares of Class B common stock (or 76,269 shares of Class B common stock after giving effect to tax withholding) under the Company’s Management Incentive Plan to certain of the Company’s non-employee directors and officers (the “Restricted Stock Grants”). The Restricted Stock Grants will vest over a period of three years, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement. The issuance of the restricted Class B common stock is exempt from registration under the Securities Act of 1933, as amended, pursuant to section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

10.1^

Transition Agreement, dated as of April 21, 2021, between William B. Masters and Superior Energy Services, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-34037))

10.2

First Amendment and Waiver to the Credit Agreement dated, as of May 13, 2021, by and among SESI, L.L.C., SESI Holdings, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 18, 2021 (File No. 001-34037))

10.3

Waiver to Credit Agreement, dated as of May 28, 2021, by and among SESI, L.L.C., SESI Holdings, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-34037))

10.4^	2021 Management Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-34037))
10.5^	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-34037))
10.6^	Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-34037))
10.7

First Amendment to the Stockholders Agreement, dated as of February 2, 2021, by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to Superior Energy Services, Inc.'s Current Report on Form 8-K filed on June 14, 2021 (File No. 001-34037))

10.8

Second Amendment to the Stockholders Agreement, dated as of May 31, 2021, by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on June 14, 2021 (File No. 001-34037))

10.9

Waiver to Credit Agreement, dated as of July 15, 2021, by and among SESI, L.L.C., SESI Holdings, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 21, 2021 (File No. 001-34037))

10.10

Third Amendment to the Stockholders Agreement, dated as of July 14, 2021, by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on July 21, 2021 (File No. 001-34037))

10.11^

Transition and Retirement Agreement between A. Patrick Bernard and Superior Energy Services, Inc., dated September 9, 2021 (incorporated by reference to Exhibit 10.1 to Superior Energy Services, Inc.'s Form 8-K filed on September 13, 2021 (File No. 001-34037))

31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	The cover page of this Quarterly report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (contained in Exhibit 101)

*Filed herewith

^Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

(Registrant)

Date:	October 29, 2021	By:	/s/ Michael Y. McGovern
Michael Y. McGovern
Principal Executive Officer
(Duly Authorized Officer)

		By:	/s/ James W. Spexarth
James W. Spexarth Chief Financial Officer
(Principal Financial Officer)