Form 10-Q
period 2021-09-30
SUPERIOR ENERGY SERVICES INC
filed 2021-12-02
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant’s Class A common stock outstanding on November 30, 2021 was 19,998,695.

The number of shares of the registrant’s Class B common stock outstanding on November 30, 2021 was 76,269.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements and Notes

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	Successor	Predecessor
ASSETS	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$258,024	$188,006
Accounts receivable, net of allowance for doubtful accounts of $585 and $24,629 at September 30, 2021 and December 31, 2020, respectively	174,065	158,516
Income taxes receivable	-	8,891
Prepaid expenses	26,881	31,793
Inventory	71,684	77,027
Other current assets	6,946	9,171
Investment in equity securities	18,684	-
Assets held for sale	87,922	242,104
Total current assets	644,206	715,508

Property, plant and equipment, net	403,473	408,107
Operating lease right-of-use assets	28,871	33,317
Goodwill	-	138,677
Notes receivable	75,564	72,129
Restricted cash	79,560	80,178
Intangible and other long-term assets, net	24,109	53,163
Total assets	$1,255,783	$1,501,079

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$56,500	$50,330
Accrued expenses	109,054	114,777
Liabilities held for sale	23,241	46,376
Total current liabilities	188,795	211,483
Decommissioning liabilities	173,132	134,436
Operating lease liabilities	20,608	29,464
Deferred income taxes	32,396	5,288
Other long-term liabilities	70,355	123,261
Total non-current liabilities	296,491	292,449
Liabilities Subject to Compromise	-	1,335,794
Total liabilities	485,286	1,839,726

Stockholders’ equity (deficit):
Predecessor common stock $0.001 par value; Authorized - 25,000,000; 15,799,318 shares issued and 14,826,906 shares outstanding at December 31, 2020	-	16
Successor Class A common stock $0.01 par value; Authorized - 50,000,000 shares; 19,998,695 shares issued and outstanding at September 30, 2021	200	-
Successor Class B common stock $0.01 par value; Authorized - 2,000,000 shares; 113,840 shares issued and 76,269 shares outstanding at September 30, 2021	1	-
Class A Additional paid-in capital	902,486	2,756,889
Class B Additional paid-in capital	640	-
Predecessor Treasury stock at cost, 972,412 shares at December 31, 2020	-	(4,290)
Accumulated other comprehensive loss, net	-	(67,947)
Accumulated deficit	(132,830)	(3,023,315)
Total stockholders’ equity (deficit)	770,497	(338,647)
Total liabilities and stockholders’ equity (deficit)	$1,255,783	$1,501,079

See accompanying notes to unaudited condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Successor	Predecessor
	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
Revenues:
Services	$85,667	$67,213
Rentals	59,420	41,351
Product sales	33,496	27,412
Total revenues	178,583	135,976
Costs and expenses:
Cost of services	70,591	53,467
Cost of rentals	26,011	21,743
Cost of sales	28,371	11,864
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	124,973	87,074
Depreciation, depletion, amortization and accretion - services	28,426	13,670
Depreciation, depletion, amortization and accretion - rentals	19,717	8,814
Depreciation, depletion, amortization and accretion - sales	11,065	5,679
General and administrative expenses	33,671	51,440
Restructuring and other expense	4,712	25,746
Reduction in value of assets	-	2,929
Loss from operations	(43,981)	(59,376)
Other income (expense):
Interest income (expense), net	647	(24,800)
Other expense	(6,224)	(1,399)
Loss from continuing operations before income taxes	(49,558)	(85,575)
Income tax benefit (expense)	9,518	(1,815)
Net loss from continuing operations	(40,040)	(87,390)
Loss from discontinued operations, net of income tax	(5,161)	(69,914)
Net loss	$(45,201)	$(157,304)

Loss per share -basic and diluted
Loss from continuing operations	$(2.00)	$(5.89)
Loss from discontinued operations, net of income tax	(0.26)	(4.72)
Net loss	$(2.26)	$(10.61)

Weighted-average shares outstanding - basic and diluted	19,999	14,827

See accompanying notes to unaudited condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Successor	Predecessor
	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Nine Months Ended September 30, 2020
Revenues:
Services	$209,133	$19,234	$230,935
Rentals	143,972	14,434	182,436
Product sales	97,213	12,260	108,426
Total revenues	450,318	45,928	521,797
Costs and expenses:
Cost of services	166,069	15,080	176,334
Cost of rentals	60,960	5,876	71,977
Cost of sales	69,391	8,817	69,702
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	296,420	29,773	318,013
Depreciation, depletion, amortization and accretion - services	73,174	3,500	39,501
Depreciation, depletion, amortization and accretion - rentals	50,558	2,627	31,080
Depreciation, depletion, amortization and accretion - sales	34,524	2,231	18,471
General and administrative expenses	84,417	11,052	164,957
Restructuring and other expenses	20,533	1,270	27,033
Reduction in value of assets	-	-	19,451
Loss from operations	(109,308)	(4,525)	(96,709)
Other income (expense):
Interest income (expense), net	1,394	202	(74,698)
Reorganization items, net	-	335,560	-
Other expense	(6,499)	(2,105)	(4,810)
Income (loss) from continuing operations before income taxes	(114,413)	329,132	(176,217)
Income tax (expense) benefit	15,550	(60,003)	12,345
Net income (loss) from continuing operations	(98,863)	269,129	(163,872)
Loss from discontinued operations, net of income tax	(33,967)	(352)	(138,002)
Net income (loss)	$(132,830)	$268,777	$(301,874)

Income (loss) per share -basic
Net income (loss) from continuing operations	$(4.94)	$18.13	$(11.08)
Loss from discontinued operations, net of income tax	(1.70)	(0.02)	(9.32)
Net income (loss)	$(6.64)	$18.11	$(20.40)

Income (loss) per share - diluted:
Net income (loss) from continuing operations	$(4.94)	$18.06	$(11.08)
Loss from discontinued operations, net of income tax	(1.70)	(0.03)	(9.32)
Net income (loss)	$(6.64)	$18.03	$(20.40)

Weighted-average shares outstanding - basic	19,997	14,845	14,795
Weighted-average shares outstanding - diluted	19,997	14,905	14,795

See accompanying notes to unaudited condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Successor	Predecessor
	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
Net loss	$(45,201)	$(157,304)
Change in cumulative translation adjustment, net of tax	-	4,216
Comprehensive loss	$(45,201)	$(153,088)

	Successor	Predecessor
	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Nine Months Ended September 30, 2020
Net income (loss)	$(132,830)	$268,777	$(301,874)
Change in cumulative translation adjustment, net of tax	-	67,947	(607)
Comprehensive income (loss)	$(132,830)	$336,724	$(302,481)

See accompanying notes to unaudited condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Successor	Predecessor
	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Nine Months Ended September 30, 2020
Cash flows from operating activities:
Net income (loss)	$(132,830)	$268,777	$(301,874)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	189,758	10,499	113,313
Deferred income taxes	(27,126)	54,322	352
Reduction in value of assets	-	-	19,451
Reduction in value of assets held for sale	26,905	-	109,591
Right-of-use assets amortization	6,145	1,372	14,738
Stock based compensation expense	2,126	935	6,074
Reorganization items, net	-	(354,279)	-
Bad debt	(5,303)	(210)	-
Gain on sale of assets and businesses	(16,304)	58	-
Unrealized loss on investment in equity securities	1,620	-	-
Other reconciling items, net	3,447	(355)	(3,537)
Changes in operating assets and liabilities:
Accounts receivable	(15,233)	3,602	126,439
Prepaid expenses	4,749	(340)	352
Inventory and other current assets	15,983	(221)	15,380
Accounts payable	4,842	(2,365)	(35,828)
Accrued expenses	(31,439)	23,489	(26,409)
Income taxes	10,676	340	(3,114)
Operating lease liabilities and other, net	(1,190)	(241)	(16,331)
Net cash from operating activities	36,826	5,383	18,597

Cash flows from investing activities:
Payments for capital expenditures	(25,447)	(3,035)	(37,408)
Proceeds from sales of assets	58,006	775	44,097
Net cash from investing activities	32,559	(2,260)	6,689

Cash flows from financing activities:
Credit facility costs	(14)	(1,920)	-
Tax withholdings for vested restricted stock units	(1,485)	-	(208)
Delayed draw term loan commitment fee	-	-	(11,700)
Other	-	-	(432)
Net cash from financing activities	(1,499)	(1,920)	(12,340)
Effect of exchange rate changes on cash	-	311	(378)
Net change in cash, cash equivalents, and restricted cash	67,886	1,514	12,568
Cash, cash equivalents, and restricted cash at beginning of period	269,698	268,184	275,388
Cash, cash equivalents, and restricted cash at end of period	$337,584	$269,698	$287,956

See accompanying notes to unaudited condensed consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

								Accumulated
	Common Stock					Additional		other
	Class A		Class B		Treasury	paid-in capital		comprehensive	Accumulated
	Shares	Amount	Shares	Amount	stock	Class A	Class B	loss, net	deficit	Total
Balances, December 31, 2019 (Predecessor)	15,689,463	$16			$(4,290)	$2,752,859	$-	$(71,927)	$(2,627,085)	$49,573
Net loss	-	-	-	-	-	-	-	-	(79,464)	(79,464)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(4,538)	-	(4,538)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	2,527	-	-	-	2,527
Transactions under stock plans	108,965	-		-	-	(208)	-	-	-	(208)
Balances, March 31, 2020 (Predecessor)	15,798,428	16	-	-	(4,290)	2,755,178	-	(76,465)	(2,706,549)	(32,110)
Net loss									(65,106)	(65,106)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(285)	-	(285)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	2,374	-	-	-	2,374
Transactions under stock plans	611	-	-	-	-	-	-	-	-	-
Balances, June 30, 2020 (Predecessor)	15,799,039	16	-	-	(4,290)	2,757,552	-	(76,750)	(2,771,655)	(95,127)
Net loss									(157,304)	(157,304)
Foreign currency translation adjustment	-	-	-	-	-	-	-	4,216	-	4,216
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	(1,521)	-	-	-	(1,521)
Transactions under stock plans	279	-	-	-	-	-	-	-	-	-
Balances, September 30, 2020 (Predecessor)	15,799,318	$16	$-	$-	$(4,290)	$2,756,031	$-	$(72,534)	$(2,928,959)	$(249,736)

Balances, December 31, 2020 (Predecessor)	15,799,318	$16	$-	$-	$(4,290)	$2,756,889	$-	$(67,947)	$(3,023,315)	$(338,647)
Net income	-	-	-	-	-	-	-	-	268,777	268,777
Foreign currency translation adjustment	-	-	-	-	-	-	-	67,947	-	67,947
Extinguishment of unrecognized compensation expense	-	-	-	-	-	988	-	-	-	988
Stock-based compensation expense, net of forfeitures	-		-	-		935	-			935
Restricted stock units vested	48,903	-	-	-	-	-	-	-	-	-
Shares withheld and retired	(14,701)	-	-	-		-	-			-
Cancellation of Predecessor equity	(15,833,520)	(16)	-	-	4,290	(2,758,812)	-	-	2,754,538	-
Issuance of Successor Class A common stock	19,995,581	200	-	-	-	902,486	-	-	-	902,686
Balances, February 2, 2021 (Predecessor)	19,995,581	$200	$-	$-	$-	$902,486	$-	$-	$-	$902,686

Balances, February 3, 2021 (Successor)	19,995,581	$200	$-	$-	$-	$902,486	$-	$-	$-	$902,686
Net loss	-	-	-	-	-	-	-	-	(36,630)	(36,630)
Balances, March 31, 2021 (Successor)	19,995,581	200	-	-	-	902,486	-	-	(36,630)	866,056
Net loss	-	-	-	-	-	-	-	-	(50,999)	(50,999)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	-	1,570	-	-	1,570
Common stock issued	3,114	-	113,840	1	-	-	(1)	-	-	-
Shares withheld and retired	-	-	(37,571)	-	-	-	(1,485)	-	-	(1,485)
Balances, June 30, 2021 (Successor)	19,998,695	$200	$76,269	$1	$-	$902,486	$84	$-	$(87,629)	$815,142
Net loss	-	-	-	-	-	-	-	-	(45,201)	(45,201)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	-	556	-	-	556
Balances, September 30, 2021 (Successor)	19,998,695	$200	$76,269	$1	$-	$902,486	$640	$-	$(132,830)	$770,497

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

These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Superior Energy Services, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 (the "Annual Report"). As described below, as a result of the application of fresh start accounting and the effects of the implementation of our Plan (as defined below), the financial statements after the Emergence Date are not comparable with the consolidated financial statements on or before that date. Refer to Note 3 – “Fresh Start Accounting” below for additional information.

In our opinion, the accompanying unaudited condensed financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2021, and our results of operations for the three months ended September 30, 2021 and 2020, and cash flows for the periods January 1, 2021 through February 2, 2021 and February 3, 2021 through September 30, 2021 and nine months ended September 30, 2020. The condensed balance sheet at December 31, 2020, was derived from audited annual financial statements but does not contain all the footnote disclosures from the annual financial statements. See “Changes in Accounting Policies” below for further information. The year-end condensed consolidated balance sheet for the Predecessor (as defined below) was derived from audited financial statements but does not include all disclosures required by GAAP.

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

Between December 7, 2020 (the “Petition Date”) and the Emergence Date, we operated as a debtor-in-possession under the supervision of the United States Bankruptcy Court for the Southern District of Texas Houston Division (the “Bankruptcy Court”). As used herein, the following terms refer to us and our operations:

"Predecessor"	The Company, prior to the Emergence Date
"Current Predecessor Period"	The Company's operations, January 1, 2021 - February 2, 2021
"Prior Predecessor Quarter"	The Company's operations, July 1, 2020 - September 30, 2020
"Prior Predecessor Period"	The Company's operations January 1, 2020 - September 30, 2020
"Successor"	The Company, after the Emergence Date
"Successor Quarter"	The Company's operations, July 1, 2021 - September 30, 2021
"Successor Period"	The Company's operations, February 3, 2021 - September 30, 2021

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

Changes in Accounting Policies

Accounting policies are disclosed in the Predecessor Company’s Annual Report. As of the Emergence Date, the amounts for these accounts have been recorded at fair value. After the Emergence Date, we will continue to follow the accounting policies within the Predecessor Company’s Annual Report except for the policies discussed below. As part of the adoption of fresh start accounting and effective upon emergence from bankruptcy, we have adopted new presentations for certain items within our condensed consolidated balance sheets and statement of operations. The presentation changes are described below:

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

In connection with our Transformation Project, which is discussed further below, and our disposition activities, during the second quarter of 2021, we changed our reportable segments to Rentals, Well Services and Corporate and other. The reportable segments were changed to Rentals and Well Services for the Successor Quarter, Successor Period and Current Predecessor Period. Reportable segments in the

Predecessor's Annual Report were, and remain, Drilling Products and Services, Onshore Completion and Workover Services, Production Services and Technical Solutions.

The Predecessor recognized bad debt expense and gains/losses on sales of assets within general and administrative expenses. The Successor recognizes these expenses within cost of revenues. See Note 3 – “Fresh Start Accounting” for additional information.

Additional Detail of Account Balances

Restricted Cash —Restricted cash as of September 30, 2021 primarily represents cash of $76.9 million held in a collateral account for the payment and performance of secured obligations including the reimbursement of letters of credit, and $2.7 million relates to cash held in escrow to secure the future decommissioning obligations related to the sole oil and gas property.

(2) Emergence from Voluntary Reorganization under Chapter 11

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

Bankruptcy Claims

During the Chapter 11 Cases, the Affiliate Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Affiliate Debtors, subject to the assumptions filed in connection therewith. Certain holders of pre-petition claims that were not governmental units were required to file proofs of claim by the bar date of January 7, 2021. The Affiliate Debtors’ have received proofs of claim, primarily representing general unsecured claims, of approximately $1.7 billion. The Bankruptcy Court does not allow for claims that have been acknowledged as duplicates. Claims totaling approximately $1.4 billion have been withdrawn, disallowed or are pending approval to be disallowed. Differences in amounts recorded and claims filed by creditors are currently being investigated and resolved, including through filing objections with the Bankruptcy Court, where appropriate. We may ask the Bankruptcy Court to disallow claims that we believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In light of the substantial number of claims filed, the claims resolution process may take considerable time to complete and is continuing even after the Affiliate Debtors emerged from bankruptcy. As a result of the ongoing claims resolution process post-emergence, the Affiliate Debtors agreed to allow certain claims in the amount of $232.0 million classified per the Plan of Reorganization as Class 6 General Unsecured Claims against the Parent. Each holder of a Class 6 claim receives their pro rata share of the $125,000 general unsecured claim cash pool described below. Per ASC 852-10, liabilities are measured at their allowed claim amount, and the result of allowing these claims increased liabilities subject to compromise prior to emergence. The resolution of these Class 6 claims is considered in the $125,000 cash pool as part of the emergence transaction.

On the Emergence Date, the conditions to effectiveness of the Plan were satisfied or waived and we emerged from Chapter 11.

On the Emergence Date and pursuant to the Plan:

•
Administrative expense claims, priority tax claims, other priority claims and other secured claims were paid or will be paid in full in the ordinary course (or receive such other treatment rendering such claims unimpaired);
•
General unsecured creditors for the Affiliate Debtors remained unimpaired and received payment in cash, in full, in the ordinary course;
•
General unsecured creditors for the Former Parent receive their pro rata share of a cash pool in the amount of $125,000;
•
Eligible holders of the claims arising as a result of holding either the 7.125% Notes or the 7.750% Notes against the Affiliate Debtors received their pro rata share of:
•
A payment equal to 2% of the principal amount of 7.125% Notes or 7.750% Notes held by all holders who did not opt out of receiving a cash payout; or
•
Solely to the extent that such a holder timely and validly elected to opt out of receiving the cash payout, (A) 100% of the Class A common stock issued and outstanding on the Emergence Date, subject to dilution, and (B), to the extent such holder was an “accredited investor” or “qualified institutional buyer” within the meaning of the SEC’s rules, subscription rights to participate in an equity rights offering (the “Equity Rights Offering”);
•
The Affiliate Debtors conducted the Equity Rights Offering through an offering of subscription rights for the purchase of Class A common stock on a pro rata basis; and
•
Prior parent equity interests and common stock of the Affiliate Debtors were cancelled and new Class A common stock was issued to settle claims arising as a result of holding either the 7.125% Notes or the 7.750% Notes, as noted above.

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

(3) Fresh Start Accounting

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

The following table reconciles the enterprise value to the reorganization value of Successor’s assets that has been allocated to our individual assets as of the Emergence Date (in thousands):

Emergence Date
Selected Enterprise Value within Bankruptcy Court Range	$729,918
Plus: Cash and cash equivalents	172,768
Plus: Liabilities excluding the decommissioning liabilities	380,496
Plus: Decommissioning liabilities, including decommissioning liabilities classified as held for sale	173,622
Reorganization Value	$1,456,804

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

Oil and Gas Assets

The oil and gas assets were valued using estimates of the reserve volumes and associated income data based on escalated price and cost parameters.

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

The consolidated condensed balance sheet as of the Emergence Date was as follows (in thousands):

	As of February 2, 2021
		Reorganization		Fresh Start
	Predecessor	Adjustments		Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$194,671	$(21,903)	(1)	$-		$172,768
Restricted cash - current	-	16,751	(2)	-		16,751
Accounts receivable, net	153,518	11	(3)	-		153,529
Income taxes receivable	9,146	-		(170)	(16)	8,976
Prepaid expenses	31,630	-		-		31,630
Inventory and other current assets	90,073	-		11,067	(17)	101,140
Assets held for sale	240,761	-		(20,402)	(18)	220,359
Total current assets	719,799	(5,141)		(9,505)		705,153

Property, plant and equipment, net	401,263	-		139,587	(19)	540,850
Operating lease right-of-use assets	32,488	-		1,430	(20)	33,918
Goodwill	138,934	-		(138,934)	(21)	-
Notes receivable	72,484	-		-		72,484
Restricted cash - non-current	80,179	-		-		80,179
Intangible and other long-term assets, net	52,264	(10,080)	(4)	(17,964)	(22)	24,220
Total assets	$1,497,411	$(15,221)		$(25,386)		$1,456,804

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$51,816	$(700)	(5)	$-		$51,116
Accrued expenses	126,768	9,042	(6)	1,406	(23)	137,216
Liabilities held for sale	39,642	1,614	(7)	(3,992)	(24)	37,264
Total current liabilities	218,226	9,956		(2,586)		225,596

Decommissioning liabilities	134,934	-		34,581	(25)	169,515
Operating lease liabilities	23,584	-		(29)	(26)	23,555
Deferred income taxes	4,853	3,100	(8)	51,569	(27)	59,522
Other long-term liabilities	121,756	-		(45,826)	(28)	75,930
Total non-current liabilities	285,127	3,100		40,295		328,522
Liabilities subject to compromise	1,572,772	(1,572,772)	(9)	-		-
Total liabilities	2,076,125	(1,559,716)		37,709		554,118

Stockholders’ equity (deficit):
Predecessor common stock $0.001 par value	16	(16)	(10)	-		-
Predecessor Additional paid-in capital	2,757,824	(2,757,824)	(11)	-		-
Predecessor Treasury stock at cost	(4,290)	4,290	(12)	-		-
Successor Class A common stock $0.001 par value	-	200	(13)	-		200
Successor Additional paid-in capital	-	902,486	(14)	-		902,486
Accumulated other comprehensive loss, net	(67,532)	-		67,532	(29)	-
Accumulated deficit	(3,264,732)	3,395,359	(15)	(130,627)	(30)	-
Total stockholders’ equity (deficit)	(578,714)	1,544,495		(63,095)		902,686
Total liabilities and stockholders’ equity (deficit)	$1,497,411	$(15,221)		$(25,386)		$1,456,804

Reorganization Adjustments (in thousands)

(1)
Changes in cash and cash equivalents included the following:

Payment of debtor in possession financing fees	$(183)
Payment of professional fees at the Emergence Date	(2,649)
Payment of lease rejection damages classified as liabilities subject to compromise	(400)
Transfers from cash to restricted cash for Professional Fees Escrow and General Unsecured Creditors Escrow	(16,751)
Payment of debt issuance costs for the Credit Facility	(1,920)
Net change in cash and cash equivalents	$(21,903)

(2)
Changes to restricted cash - current included the following:

Transfer from cash for Professional Fee Escrow	$16,626
Transfer from cash for General Unsecured Creditors Escrow	125
Net change in restricted cash - current	$16,751

(3)
Changes of $11 to accounts receivable reflect a receivable from the solicitor from the Chapter 11 Cases for excess proceeds received during the Rights Offering.

(4)
Changes to intangibles and other long-term assets included the following:

Write-off of deferred financing costs related to the Delayed-Draw Term Loan	$(12,000)
Capitalization of debt issuance costs associated with the Credit Facility	1,920
Net change in intangibles and other long-term assets	$(10,080)

(5)
Changes to accounts payable included the following:

Payment of professional fees at the Emergence Date	$(2,649)
Professional fees recognized and payable at the Emergence Date	1,949
Net change in accounts payable	$(700)

(6)
Changes in accrued liabilities include the following:

Payment of debtor in possession financing fees	$(183)
Accrual of professional fees	6,500
Accrual for transfer taxes	1,900
Reinstatement of lease rejection liabilities to be settled post-emergence	700
Accrual of general unsecured claims against parent	125
Net change in accrued liabilities	$9,042

(7)
Changes in liabilities held for sale reflect the fair value reinstatement of rejected lease claims.

(8)
Changes in deferred income taxes are due to reorganization adjustments.

(9)
The resulting gain on liabilities subject to compromise was determined as follows:

Prepetition 7.125% and 7.750% notes including accrued interest and unpaid interest	$1,335,794
Rejected lease liability claims	4,956
Allowed Class 6 General Unsecured Claims against Parent	232,022
Liabilities subject to compromise settled in accordance with the Plan	1,572,772
Reinstatement of accrued liabilities for lease rejection claims	(700)
Reinstatement of liabilities held for sale for lease rejection claims	(1,614)
Payment to settle lease rejection claims	(400)
Cash proceeds from rights offering	963
Cash payout provided to cash opt-in noteholders	(952)
Cash Pool to settle GUCs against Parent	(125)
Issuance of common stock to prepetition noteholders, incremental to rights offering (par value)	(193)
Additional paid-in capital attributable to successor common stock issuance	(869,311)
Successor common stock issued to cash opt-out noteholders in the rights offering (par value)	(7)
Additional paid-in capital attributable to rights offering shares	(33,175)
Gain on settlement of liabilities subject to compromise	$667,258

The Equity Rights Offering generated $963 million in proceeds used to settle $952 million in Cash Opt-in Noteholder claims. The Equity Rights Offering shares were offered at a price of $1.31/share to Cash Opt-out Noteholders. As such, the Equity Rights Offering shares generated the $963 million in cash proceeds from the share issuance as well as an implied discount to the Cash Opt-in claimants of $32.2 million, recorded as a loss on share issuance in reorganization items, net. The loss on the Equity Rights Offering share issuance is offset by the gain on share issuance of $32.2 million implied by the issuance of shares to settle Cash Opt-out Noteholder claims at a value of $46.82/share compared to the reorganization value implied share price of $45.14/share.

(10)
Changes of $16 in Predecessor common stock reflect the cancellation of the Predecessor’s common stock.

(11)
Changes in Predecessor additional paid-in capital (APIC) include the following:

Extinguishment of APIC related to Predecessor's outstanding equity interests	$(2,758,812)
Extinguishment of RSUs for the Predecessor's incentive plan	988
Net change in Predecessor's additional paid-in capital	$(2,757,824)

(12)
Reflects $4.3 million cancellation of Predecessor treasury stock held at cost.

(13)
Changes in the Successor’s Class A common stock include the following:

Issuance of successor Class A common stock to prepetition noteholders, incremental to rights offering (par value)	$193
Successor Class A common stock issued to cash opt-out noteholders in the rights offering (par value)	7
Net change in Successor Class A common stock	$200

(14)
Changes in Successor additional paid-in capital include the following:

Additional paid-in capital (Successor Class A common stock)	$869,311
Additional paid-in capital (rights offering shares)	33,175
Net change in Successor additional paid-in capital	$902,486

(15)
Changes to retained earnings (deficit) include the following:

Gain on settlement of liabilities subject to compromise	$667,258
Accrual for transfer tax	(1,900)
Extinguishment of RSUs for Predecessor incentive plan	(988)
Adjustment to net deferred tax liability taken to tax expense	(3,100)
Professional fees earned and payable as a result of consummation of the Plan of Reorganization	(8,449)
Write-off of deferred financing costs related to the Delayed-Draw Term Loan	(12,000)
Extinguishment of Predecessor equity (par value, APIC, and treasury stock)	2,754,538
Net change in retained earnings (deficit)	$3,395,359

Fresh Start Adjustments (in thousands)

(16)
Changes of $170 in income tax receivable reflects the decrease to current deferred tax assets due to the adoption of fresh start accounting.

(17)
Changes in inventory and other current assets included the following:

Fair value adjustment to inventory - Global Segment	$12,137
Fair value adjustment to other current assets	(1,070)
Net change in inventory and other current assets due to the adoption of fresh start accounting	$11,067

(18)
Changes of $20.4 million in assets held for sale primarily reflect a fair value adjustment of $16.5 million which decreased the value of real property and a $3.5 million decrease to Predecessor decommissioning balances due to the adoption of fresh start accounting.

(19)
Changes of $139.6 million to property, plant and equipment reflect the fair value adjustment.

	Successor Fair Value	Predecessor Book Value
Land, Buildings, and Associated Improvements	$117,341	$205,237
Machinery and Equipment	290,593	1,103,501
Rental Services Equipment	92,861	617,762
Other Depreciable or Depletable Assets	35,143	46,403
Construction in Progress	4,912	4,912
	540,850	1,977,815
Less: Accumulated Depreciation and Depletion	-	(1,576,552)
Property, Plant and Equipment, net	$540,850	$401,263

(20)
Reflects $1.4 million due to the fair value adjustment increasing operating lease right-of-use assets.

(21)
Changes of $138.9 million to goodwill reflect the derecognition of the Predecessor’s goodwill due to the adoption of fresh start accounting.

(22)
Reduction of other long-term assets was due to the adoption of fresh start accounting and include $17.1 million in decommissioning liabilities related to Predecessor long-term assets fair valued and presented in the Successor’s property, plant, and equipment.

The fair value changes of $1.4 million to intangibles assets are reflected in the table below:

	Successor Fair Value	Predecessor Net Book Value
Customer Relationships	$-	$2,644
Trade Names	4,166	2,268
Patents	2,120	-
Intangible Assets, Net	$6,286	$4,912

(23)
Changes of $1.4 million to accrued expenses reflect the fair value adjustment increasing the current portion of operating lease liabilities.

(24)
Reflects the $4.0 million fair value adjustment decreasing decommissioning liabilities and operating lease liabilities related to assets held for sale.

(25)
Reflects the $34.6 million fair value adjustment increasing the non-current portion of decommissioning liabilities.

(26)
Reflects the fair value adjustment decreasing the non-current portion of operating lease liabilities.

(27)
Reflects the $70.4 million increase of deferred tax liabilities netted against an $18.8 million increase in realizable deferred tax assets due to the adoption of fresh start accounting.

(28)
Changes of $45.8 million in other long-term liabilities reflects the reclassification of amounts associated with the Predecessor’s decommissioning liability balances that were fair valued and presented in the Successor’s decommissioning liabilities, as well as an increase in FIN48 liabilities of $1.5 million.

(29)
Changes to accumulated other comprehensive loss reflect the elimination of Predecessor currency translation adjustment balances due to the adoption of fresh start accounting on Predecessor currency translation adjustment balances.

(30)
Changes reflect the cumulative impact of fresh start accounting adjustments discussed above and the elimination of the Predecessor’s accumulated other comprehensive loss and the Predecessor’s accumulated deficit.

Fresh start valuation adjustments	$(77,376)
Adjustment to net deferred tax liability taken to tax expense	(53,251)
Net impact to accumulated other comprehensive loss and accumulated deficit	$(130,627)

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

Restructuring and other expenses

Transformation Project

We embarked on a Transformation Project as part of our emergence from bankruptcy to reconfigure our operations and organization to maximize shareholder value and margin growth. The Transformation Project is focused around three sequential phases:

•
Business Unit Review – Analyzing strategic changes that emphasize product optimization and margin enhancement to maximize the cash flow profile of our business units and focus on our core competencies;
•
Geographic Focus – Review our footprint and improve capital efficiency by focusing on low-risk, high reward geographies to maximize returns; and
•
Right Size Support – Streamline support to match optimized business units that represent our core portfolio and consolidate our operational footprint to align the size of our operations with current demand to provide a superior value proposition and exhibit capital discipline.

The evaluation and implementation of the Business Unit Reviews is substantially complete which has resulted in lower revenue with increased margins. The Right Sizing Support and Geographic Focus components of the Transformation Project are in the early stages and should be completed over the next several months.

In connection with this initiative we incurred costs of $4.7 million and $20.5 million in the Successor Quarter and Successor Period, respectively, and $1.3 million in the Current Predecessor Period, which primarily relate to professional fees and separation costs related to former executives and personnel. These costs are included in Restructuring and other expenses in the Condensed Consolidated Statements of Operations. Additionally, during the Successor Quarter, we have incurred shut down costs of $8.9 million at certain locations in our Well Services segment. These shut down costs include the write-down of inventory of $6.5 million which is reflected in cost of sales and the severance of personnel and other shut down costs of $2.4 million which is primarily reflected in cost of services.

Subsequent to September 30, 2021, we have continued to dispose of certain non-core assets with proceeds from the sales of these assets totaling approximately $22.8 million through November 30, 2021.

(4) Revenue

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

We expense sales commissions when incurred because the amortization period would be one year or less.

Disaggregation of Revenue

The following table presents our revenues by segment disaggregated by geography (in thousands):

	Successor	Predecessor
	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
U.S. land
Rentals	$25,627	N/A
Well Services	6,638	N/A
Drilling Products and Services	N/A	10,459
Production Services	N/A	383
Technical Solutions	N/A	4,694
Total U.S. land	$32,265	$15,536

U.S. offshore
Rentals	$28,997	N/A
Well Services	22,756	N/A
Drilling Products and Services	N/A	26,242
Production Services	N/A	6,630
Technical Solutions	N/A	15,740
Total U.S. offshore	$51,753	$48,612

International
Rentals	$21,593	N/A
Well Services	72,972	N/A
Drilling Products and Services	N/A	19,301
Production Services	N/A	39,948
Technical Solutions	N/A	12,579
Total International	94,565	71,828
Total Revenues	$178,583	$135,976

	Successor	Predecessor
	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Nine Months Ended September 30, 2020
U.S. land
Rentals	$57,525	$4,917	N/A
Well Services	15,545	3,379	N/A
Drilling Products and Services	N/A	N/A	66,652
Production Services	N/A	N/A	5,016
Technical Solutions	N/A	N/A	13,997
Total U.S. land	$73,070	$8,296	$85,665

U.S. offshore
Rentals	$76,290	$8,196	N/A
Well Services	68,751	7,371	N/A
Drilling Products and Services	N/A	N/A	92,053
Production Services	N/A	N/A	24,293
Technical Solutions	N/A	N/A	70,884
Total U.S. offshore	$145,041	$15,567	$187,230

International
Rentals	$52,087	$5,226	N/A
Well Services	180,120	16,839	N/A
Drilling Products and Services	N/A	N/A	68,639
Production Services	N/A	N/A	136,519
Technical Solutions	N/A	N/A	43,744
Total International	232,207	22,065	248,902
Total Revenues	$450,318	$45,928	$521,797

The following table presents our revenues by segment disaggregated by type (in thousands):

	Successor	Predecessor
	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
Services
Rentals	$8,735	N/A
Well Services	76,932	N/A
Drilling Products and Services	N/A	11,132
Production Services	N/A	35,221
Technical Solutions	N/A	20,860
Total Services	$85,667	$67,213

Rentals
Rentals	$56,743	N/A
Well Services	2,677	N/A
Drilling Products and Services	N/A	38,784
Production Services	N/A	2,135
Technical Solutions	N/A	432
Total Rentals	$59,420	$41,351

Product Sales
Rentals	$10,739	N/A
Well Services	22,757	N/A
Drilling Products and Services	N/A	6,085
Production Services	N/A	9,606
Technical Solutions	N/A	11,721
Total Product Sales	33,496	27,412
Total Revenues	$178,583	$135,976

	Successor	Predecessor
	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Nine Months Ended September 30, 2020
Services
Rentals	$24,591	$2,005	N/A
Well Services	184,542	17,229	N/A
Drilling Products and Services	N/A	N/A	38,721
Production Services	N/A	N/A	124,445
Technical Solutions	N/A	N/A	67,769
Total Services	$209,133	$19,234	$230,935

Rentals
Rentals	$133,231	$14,082	N/A
Well Services	10,741	352	N/A
Drilling Products and Services	N/A	N/A	161,186
Production Services	N/A	N/A	12,218
Technical Solutions	N/A	N/A	9,032
Total Rentals	$143,972	$14,434	$182,436

Product Sales
Rentals	$28,080	$2,252	N/A
Well Services	69,133	10,008	N/A
Drilling Products and Services	N/A	N/A	27,437
Production Services	N/A	N/A	29,165
Technical Solutions	N/A	N/A	51,824
Total Product Sales	97,213	12,260	108,426
Total Revenues	$450,318	$45,928	$521,797

(5) Inventory

Inventories are stated at the lower of cost or net realizable value. We apply net realizable value and obsolescence to the gross value of the inventory. Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and WIP. Supplies and consumables primarily consist of products used in our services provided to customers. As discussed above, during the Successor Quarter, we incurred shut down costs at certain locations primarily in our Well Services segment, which included approximately $6.5 million related to the write-down of inventory at these locations. The components of the inventory balances are as follows (in thousands):

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Finished goods	$35,564	$35,074
Raw materials	184	5,139
WIP	5,331	2,994
Supplies and consumables	30,605	33,820
Total	$71,684	$77,027

(6) Notes Receivable

Notes receivable consist of a commitment from the seller of an oil and gas property acquired by us related to costs associated with the abandonment of the acquired property. Pursuant to an agreement with the seller, we invoice the seller an agreed upon amount at the completion of certain decommissioning activities for the offshore platform. The gross amount of the seller’s obligation to us totals $115.0 million and is recorded at present value, which totaled $75.5 million as of September 30, 2021. The related discount, which is based on an effective interest rate of 6.58%, is amortized to interest income based on the expected timing of completion of the decommissioning activities. We recorded non-cash interest income related to notes receivable of $1.2 million and $3.1 million for the Successor Quarter and Successor Period, respectively, which is included in other reconciling items, net in the Condensed Consolidated Statements of Cash Flows. The Predecessor recorded interest income related to notes receivable of $0.4 million, $1.1 million and $3.4 million for the Current Predecessor Period, the Prior Predecessor Quarter and the Prior Predecessor Period, respectively. Interest receivable is considered paid in kind and is compounded into the carrying amount of the note.

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

Machinery and equipment	3-12 years
Buildings, improvements and leasehold improvements	10-30 years
Automobiles, trucks, tractors and trailers	4-7 years
Furniture and fixtures	3-10 years

A summary of property, plant and equipment is as follows (in thousands):

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Machinery and equipment	$391,750	$1,727,454
Buildings, improvements and leasehold improvements	79,071	171,635
Automobiles, trucks, tractors and trailers	7,729	11,742
Furniture and fixtures	19,997	31,407
Construction-in-progress	4,257	4,793
Land	31,067	33,394
Oil and gas producing assets	20,318	15,117
Total	554,189	1,995,542
Accumulated depreciation and depletion	(150,716)	(1,587,435)
Property, plant and equipment, net	$403,473	$408,107

Depreciation expense (excluding depletion, amortization and accretion) for the Successor Quarter and Prior Predecessor Quarter was $56.9 million and $24.9 million, respectively. Depreciation expense (excluding depletion, amortization and accretion) for the Successor Period, Current Predecessor Period and Prior Predecessor Period was $152.3 million, $9.5 million and $79.7 million, respectively.

As discussed above, in connection with the valuation process under fresh start accounting, certain fully depreciated assets were assigned an estimated fair value of approximately $282.1 million and remaining useful life of less than 36 months. Depreciation expense for the remainder of 2021 is estimated to be approximately $50.7 million and approximately $75.1 million and $46.5 million for the years ended December 31, 2022 and 2023, respectively. See Note 3 – “Fresh Start Accounting” for additional information.

(8) Intangibles

Intangible assets consist of the following (in thousands):

		Successor			Predecessor
		September 30, 2021			December 31, 2020
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Balance	Amount	Amortization	Balance
Trade Names	10	$4,166	$(263)	$3,903	$4,744	$(4,263)	$481
Patents	10	2,120	(141)	1,979	-	-	-
Customer Relationships	17	-	-	-	14,592	(10,077)	4,515
Non-Compete Agreements	3	-	-	-	3,478	(3,478)	-
Total		$6,286	$(404)	$5,882	$22,814	$(17,818)	$4,996

Amortization expense for the Successor Quarter and Prior Predecessor Quarter was $0.1 million and $0.5 million, respectively. For the Successor Period, Current Predecessor Period and Prior Predecessor Period amortization expense was $0.5 million, $0.1 million and $0.9 million, respectively. Based on the carrying values of intangible assets of September 30, 2021, amortization expense for the next five years (2021 through 2025) is estimated to be $0.2 million for the remainder of 2021 and $0.6 million for the years 2022 through 2025.

See Note 3 – “Fresh Start Accounting” for additional information.

(9) Debt

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

Availability under the Credit Facility at any time is equal to the lesser of (i) the aggregate commitments under the Credit Facility and (ii) the borrowing base at such time. As of September 30, 2021, the borrowing base under the Credit Facility was approximately $120.0 million and we had $41.1 million of letters of credit outstanding that reduced its borrowing availability under the revolving credit facility. Subject to certain conditions, upon request and with the consent of the participating lenders, the total commitments under the Credit Facility may be increased to $170.0 million. SESI’s obligations under the Credit Facility are guaranteed by the Former Parent and all of SESI’s material domestic subsidiaries, and secured by substantially all of the personal property of the Former Parent, SESI and SESI’s material domestic subsidiaries, in each case, subject to certain customary exceptions.

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

On May 28, 2021, SESI, L.L.C., SESI Holdings, Inc. and the subsidiary guarantors party thereto entered into a waiver to the Credit Facility to (i) extend the deadline under the Credit Agreement for the delivery of Superior Energy Services, Inc.’s consolidated unaudited financial statements for the quarter ended March 31, 2021 and the calendar months ending April 30, 2021 and May 31, 2021 to July 15, 2021 and (ii) agree that until the unaudited financial statements and a revised borrowing base certificate in connection therewith are delivered, the lenders will not be required to make any advances requested. As discussed below, we have filed the required financial statements and delivered the revised borrowing base certificate in satisfaction of this requirement.

On July 15, 2021, SESI, the Former Parent, and the subsidiary guarantors party thereto entered into a waiver to the Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders to (i) extend the deadline under the Credit Facility for the delivery of our consolidated unaudited financial statements (x) as of and for the quarter ended March 31, 2021 to September 30, 2021 and (y) as of and for the quarter ended June 30, 2021 and the calendar months ending April 30, 2021, May 31, 2021, July 31, 2021 and August 31, 2021 to October 30, 2021, (ii) obtain a limited waiver of potential defaults under the Credit Facility related to a delayed public filing of this quarterly report on Form 10-Q with respect to the fiscal quarter ended June 30, 2021 (including related financial statements) after the original deadline (and confirmation of such waiver as it pertains to the quarterly report on Form 10-Q with respect to the fiscal quarter ended March 31, 2021), and (iii) agree that until the quarterly unaudited financial statements and a revised borrowing base certificate in connection with each such quarter is delivered, the lenders will not be required to make any advances requested. We filed our consolidated unaudited financial statements as of, and for, the quarters ended March 31, 2021 and June 30, 2021 and delivered a revised borrowing base certificate within the required timeframe.

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

Prepetition Indebtedness

The Predecessor’s outstanding debt was as follows (in thousands) for the periods indicated:

December 31, 2020
7.75% Senior unsecured notes due September 2024	$500,000
7.125% Senior unsecured notes due December 2021	800,000
Total debt, gross	1,300,000
Reclassification to liabilities subject to compromise	(1,300,000)
Total debt, net	$-

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

(10) Decommissioning Liabilities

We account for decommissioning liabilities under ASC 410 – Asset Retirement Obligations. Our decommissioning liabilities are associated with an oil and gas property and include liabilities related to the plugging of wells, removal of the related platform and equipment and site restoration. We review the adequacy of our decommissioning liabilities whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially. The Successor had decommissioning liabilities of $173.1 million as of September 30, 2021 and the Predecessor had decommissioning liabilities of $142.7 million as of December 31, 2020, respectively, including decommissioning liabilities included within liabilities held for sale. In connection with fresh start accounting, we now present all asset retirement obligations separately as decommissioning liabilities on the balance sheet. Previously, certain of these decommissioning liabilities were included as a component of other long-term liabilities.

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

Overview

Our operating leases are primarily for real estate, machinery and equipment, and vehicles. The terms and conditions for these leases vary by the type of underlying asset. Total operating lease expense was as follows (in thousands):

	Successor	Predecessor
	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020

Long-term fixed lease expense	$3,654	$4,124
Short-term lease expense	2,715	865
Total operating lease expense	$6,369	$4,989

	Successor	Predecessor
	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Nine Months Ended September 30, 2020
Long-term fixed lease expense	$9,413	$1,824	$14,379
Long-term variable lease expense	-	19	7
Short-term lease expense	6,061	789	2,740
Total operating lease expense	$15,474	$2,632	$17,126

Supplemental Balance Sheet and Cash Flows Information

Operating leases were as follows (in thousands):

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Operating lease ROU assets	$28,871	$33,317

Accrued expenses	$8,513	$10,698
Operating lease liabilities	20,608	29,464
Total operating lease liabilities	$29,121	$40,162

Weighted-average remaining lease term	13 years	9 years
Weighted-average discount rate	5.34%	6.35%

	Successor	Predecessor
	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Nine Months Ended September 30, 2020
Cash paid for operating leases	$11,250	$1,575	$18,352
ROU assets obtained in exchange for lease obligations	$2,807	$453	$3,261

Maturities of operating lease liabilities at September 30, 2021 are as follows (in thousands):

Remainder of 2021	$673
2022	7,150
2023	4,949
2024	3,300
2025	2,504
Thereafter	18,246
Total lease payments	36,822
Less imputed interest	(7,701)
Total	$29,121

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

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Successor Fair Value at
	September 30, 2021
	Level 1	Level 2	Level 3	Total
Non-qualified deferred compensation assets and liabilities
Intangible and other long-term assets, net	$7,989	$7,534	$-	$15,523
Accounts payable	-	2,883	-	2,883
Other long-term liabilities	-	18,728	-	18,728

Investment in equity securities	$18,684	$-	$-	$18,684

	Predecessor Fair Value at
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Non-qualified deferred compensation assets and liabilities
Intangible and other long-term assets, net	$-	$15,013	$-	$15,013
Accounts payable	-	2,869	-	2,869
Other long-term liabilities	-	20,697	-	20,697

Total debt	$409,050	$-	$-	$409,050

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

Investment in equity securities relates to our ownership in 3.6 million shares of common stock of Select Energy Services, Inc. This investment is reported at fair value based on quoted prices which are readily determinable, which represents a Level 1 in the fair value hierarchy. During the Successor Quarter, we recognized an unrealized loss on equity securities of $1.6 million, which is included in other expense in our condensed consolidated statement of operations. See Note 20 - "Discontinued Operations" for further discussion.

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

(13) Segment Information

In connection with our previously discussed Transformation Project and disposition activities, during the second quarter of 2021, our reportable segments were changed to Rentals, Well Services and Corporate and other. Reportable segments for periods prior to January 1, 2021 which were presented in our Annual Report were Drilling Products and Services, Onshore Completion and Workover Services, Production Services and Technical Solutions.

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

Summarized financial information for our segments is as follows (in thousands):

Successor

Three Months Ended September 30, 2021

		Well	Corporate and	Consolidated
	Rental	Services	Other	Total
Revenues	$76,217	$102,366	$-	$178,583
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	33,438	91,535	-	124,973
Depreciation, depletion, amortization and accretion	41,641	15,615	1,952	59,208
General and administrative expenses	7,184	13,445	13,042	33,671
Restructuring and other expenses	-	-	4,712	4,712
Income (loss) from operations	(6,046)	(18,229)	(19,706)	(43,981)
Interest income (expense), net	(7)	-	654	647
Other income (expense)	1,754	3,204	(11,182)	(6,224)
Income (loss) from continuing operations before income taxes	$(4,299)	$(15,025)	$(30,234)	$(49,558)

Predecessor

Three Months Ended September 30, 2020

	Drilling			Corporate
	Products	Production	Technical	and	Consolidated
	and Services	Services	Solutions	Other	Total
Revenues	$56,001	$46,962	$33,013	$-	$135,976
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	23,714	38,899	24,461	-	87,074
Depreciation, depletion, amortization and accretion	14,424	7,931	4,983	825	28,163
General and administrative expenses	12,948	6,594	9,844	22,054	51,440
Restructuring expense	-	-	-	25,746	25,746
Reduction in value of assets	-	-	2,929	-	2,929
Income (loss) from operations	4,915	(6,462)	(9,204)	(48,625)	(59,376)
Interest income (expense), net	-	-	1,122	(25,922)	(24,800)
Other income	-	-	-	(1,399)	(1,399)
Income (loss) from continuing operations before income taxes	$4,915	$(6,462)	$(8,082)	$(75,946)	$(85,575)

Predecessor

For the Period January 1, 2021 through February 2, 2021

		Well	Corporate and	Consolidated
	Rental	Services	Other	Total
Revenues	$18,339	$27,589	$-	$45,928
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	7,839	21,934	-	29,773
Depreciation, depletion, amortization and accretion	4,271	3,666	421	8,358
General and administrative expenses	2,027	4,111	4,914	11,052
Restructuring and other expenses	-	-	1,270	1,270
Income (loss) from operations	4,202	(2,122)	(6,605)	(4,525)
Interest income (expense), net	10	1	191	202
Reorganization items, net	(2,037)	31,816	305,781	335,560
Other income (expense)	(399)	(165)	(1,541)	(2,105)
Income (loss) from continuing operations before income taxes	$1,776	$29,530	$297,826	$329,132

Successor

For the Period February 3, 2021 through September 30, 2021

		Well	Corporate and	Consolidated
	Rental	Services	Other	Total
Revenues	$185,902	$264,416	$-	$450,318
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	76,793	219,627	-	296,420
Depreciation, depletion, amortization and accretion	111,781	41,991	4,484	158,256
General and administrative expenses	16,986	35,029	32,402	84,417
Restructuring and other expenses	-	-	20,533	20,533
Loss from operations	(19,658)	(32,231)	(57,419)	(109,308)
Interest income (expense), net	(7)	3	1,398	1,394
Other income (expense)	1,053	5,439	(12,991)	(6,499)
Loss from continuing operations before income taxes	$(18,612)	$(26,789)	$(69,012)	$(114,413)

Predecessor

Nine Months Ended September 30, 2020

	Drilling			Corporate
	Products	Production	Technical	and	Consolidated
	and Services	Services	Solutions	Other	Total
Revenues	$227,344	$165,828	$128,625	$-	$521,797
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	81,163	137,689	99,161	-	318,013
Depreciation, depletion, amortization and accretion	48,042	23,526	14,663	2,821	89,052
General and administrative expenses	38,388	20,281	34,044	72,244	164,957
Restructuring expense	-	-	-	27,033	27,033
Reduction in value of assets	-	4,096	15,355	-	19,451
Income (loss) from operations	59,751	(19,764)	(34,598)	(102,098)	(96,709)
Interest income (expense), net	-	-	3,399	(78,097)	(74,698)
Other income	-	-	-	(4,810)	(4,810)
Income (loss) from continuing operations before income taxes	$59,751	$(19,764)	$(31,199)	$(185,005)	$(176,217)

Identifiable Assets

		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
September 30, 2021 - Successor	$386,220	$697,291	$172,272	$1,255,783

	Drilling	Completion
	Products	and Workover	Production	Technical	Corporate and	Consolidated
	and Services	Services	Services	Solutions	Other	Total
December 31, 2020 - Predecessor	$557,469	$183,065	$368,185	$260,339	$132,021	$1,501,079

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

Revenues

	Successor	Predecessor
	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
United States	$84,017	$64,148
Other countries	94,566	71,828
Total	$178,583	$135,976

Revenues

	Successor	Predecessor
	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Nine Months Ended September 30, 2020
United States	$218,110	$23,863	$272,895
Other countries	232,208	22,065	248,902
Total	$450,318	$45,928	$521,797

Long-Lived Assets

	Successor	Predecessor
	September 30, 2021	December 31, 2020
United States	$261,774	$253,114
Other countries	141,699	154,993
Total	$403,473	$408,107

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

On June 1, 2021, the Board and the Compensation Committee approved the issuance of 113,840 restricted shares (76,269 restricted shares after giving effect to tax withholding) of Class B common stock under the Incentive Plan to certain of our non-employee directors and officers (the “Restricted Stock Grants”). The Restricted Stock Grants will vest over a period of three years, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement. The fair value of the restricted shares was estimated to be $39.53 per share as of the date of grant. The unamortized estimated grant date fair value as of September 30, 2021 was approximately $2.7 million.

During the third quarter of 2021, the Board and the Compensation Committee approved the issuance of $2.0 million in restricted stock units which will be convertible into Class B common stock upon vesting. These restricted stock units will vest over a period of 18 months, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement. The unamortized estimated grant date fair value as of September 30, 2021 was approximately $1.7 million.

(17) Income Taxes

The effective tax rate for the Current Predecessor Period, the Successor Quarter and the Successor Period was 18.2%, 19.2% and 13.6%, respectively, on income from continuing operations. The tax rate in the Current Predecessor Period is different from the blended federal and state statutory rate of 22.5% primarily from the adoption of fresh start accounting during the period. The cancellation of indebtedness income resulting from the restructuring has significantly reduced our US tax attributes, including but not limited to NOL carryforwards. We experienced an ownership change under Sec. 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which is anticipated to limit certain remaining tax attributes. The tax rate in the Successor Quarter and the Successor Period is different from the blended federal and state statutory rate of 22.5% primarily from non-deductible items and foreign losses for which no tax benefit is being recorded.

The effective tax rate for Prior Predecessor Quarter and Prior Predecessor Period was (2.1)% and 7.0%, respectively, on income from continuing operations. The tax rate is different from the blended federal and state statutory rate of 22.5% primarily from US and foreign losses for which no tax benefit was recorded.

The Successor had $14.7 million of unrecognized tax benefits as of September 30, 2021 and the Predecessor had $13.2 million of unrecognized tax benefits as of December 31, 2020, all of which would impact our effective tax rate if recognized. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

As of September 30, 2021, we have a deferred tax liability of $32.4 million and a valuation allowance of $96.8 million recorded against our deferred tax assets that relate to US foreign tax credits, US state net operating losses and other non-US deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the carryforward period. We assess the realizability of deferred tax assets quarterly and consider carryback availability, the scheduled reversal of deferred tax liabilities, and tax planning strategies in making this assessment.

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

Diluted earnings per share for the Successor Period, Successor Quarter, Prior Predecessor Period and Prior Predecessor Quarter do not include any potentially dilutive shares as these periods reflected a net loss from continuing operations. We currently have 0.1 million in unvested restricted stock units outstanding which will be converted into Class B common shares upon vesting.

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

A second case (the “Second Case”) was filed in District Court against the same subsidiary of ours bringing the same claims and seeking damages post judgment from the First Case until discontinuation of the sale of the product at issue by the subsidiary. In December 2020, the Court entered a final judgement for the Plaintiffs’ and the Second Case was stayed for the duration of our bankruptcy. We have filed an appeal and a Motion to Abate the Second Case pending the appeal of the First Case. The Motion to Abate the Second Case was granted on October 26, 2021 by the Court of Appeals. As of September 30, 2021, we have reserved $7.0 million for the judgements in the First Case and Second Case.

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

(20) Discontinued Operations

On December 10, 2019, Pumpco Energy Services, Inc (“Pumpco”) completed its existing hydraulic fracturing field operations and was determined to discontinue, wind down and exit its hydraulic fracturing operations. The financial results of Pumpco’s operations have historically been included in our North America segment. During the Successor Quarter and Successor Period, we have recognized gains of approximately $8.9 million and $13.9 million, respectively, related to the sale of these assets. We are currently, and will continue to, sell Pumpco’s fixed assets.

During the third quarter of 2021, we sold all of the issued and outstanding equity of Complete Energy Services, Inc. (“Complete”) to Select Energy Services, Inc. (“Select”), which also included SPN Well Services, Inc.’s (“SPW”) flowback and well testing businesses, including the associated assets, liabilities and working capital. On July 9, 2021, we entered into a Securities Purchase and Sale Agreement (the “Purchase Agreement”) with SES Holdings, LLC, Select and Complete. Pursuant to the Purchase Agreement, Select acquired 100% of the equity interests of Complete, for a purchase price of approximately $14.0 million in cash and the issuance of 3.6 million shares of Class A common stock, $0.01 par value, of Select, subject to customary post-closing adjustments. The Purchase Agreement contains customary representations, warranties and covenants. In connection with this disposition, during the second quarter of 2021, we recognized a reduction in value of assets related to Complete of approximately $12.4 million.

During the Successor Quarter, we completed an agreement with an unrelated third party to sell tranches of coil tubing assets held by SPW for $14.0 million. As of September 30, 2021, no tranches have been sold under this agreement, however we have received deposits from the buyer of approximately $7.3 million. These deposits are included in liabilities held for sale as of September 30, 2021 as deferred revenue. On November 1, 2021, we completed an agreement with an unrelated third party to sell the remaining assets of SPW for $8.5 million. In connection with this sale, we recognized a reduction in value of assets totaling $14.5 million during the Successor Quarter.

The financial results of the operations of Complete and SPW have historically been included in our Onshore Completion and Workover Services segment, and their discontinuance is aligned with our overall strategic objective to divest assets and service lines that do not compete for investment in the current market environment.

The following tables summarizes the components of our discontinued operations, net of tax (in thousands):

	Successor	Predecessor
	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020
Revenues	$16,985	$30,996
Cost of services	6,883	29,216
Depreciation, depletion, amortization and accretion	146	7,055
General and administrative expenses	2,379	4,101
Reduction in value of assets	14,475	60,230
Loss from operations	(6,898)	(69,606)
Other income (expense)	238	6
Loss from discontinued operations before tax	(6,660)	(69,600)
Income tax benefit (expense)	1,499	(314)
Loss from discontinued operations, net of income tax	$(5,161)	$(69,914)

Cost of services during the Successor Quarter includes gains on sales of assets of approximately $10.5 million.

	Successor	Predecessor
	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Nine Months Ended September 30, 2020
Revenues	$85,351	$10,719	$150,992
Cost of services	62,364	10,398	145,297
Depreciation, depletion, amortization and accretion	31,502	2,141	24,261
General and administrative expenses	8,597	1,119	21,576
Reduction in value of assets	26,905	-	109,591
Loss from operations	(44,017)	(2,939)	(149,733)
Other income (expense)	188	2,485	21
Loss from discontinued operations before tax	(43,829)	(454)	(149,712)
Income tax benefit (expense)	9,862	102	11,710
Loss from discontinued operations, net of income tax	$(33,967)	$(352)	$(138,002)

Cost of services during the Successor Period includes gains on sales of assets of approximately $15.5 million.

The following summarizes the assets and liabilities related to assets held for sale (in thousands):

	Successor	Predecessor
	September 30, 2021	December 31, 2020
Current assets:
Accounts receivable, net	$11,033	$25,448
Prepaid expenses	1,250	4,881
Other current assets	5,660	12,076
Total current assets	17,943	42,405

Property, plant and equipment, net	62,050	179,380
Operating lease ROU assets	6,938	16,958
Other assets	991	3,361
Total assets held for sale	$87,922	$242,104

Current liabilities:
Accounts payable	$1,964	$2,830
Accrued expenses	13,722	11,153
Total current liabilities	15,686	13,983

Operating lease liabilities	6,958	21,987
Decommissioning liabilities	-	8,311
Other liabilities	597	2,095
Total liabilities	$23,241	$46,376

Significant operating non-cash items relating to assets held for sale and cash flows from investing activities were as follows (in thousands):

	Successor	Predecessor
	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Nine Months Ended September 30, 2020
Cash flows from discontinued operating activities:
Reduction in value of assets	$26,905	$-	$109,591
Gain on sale of assets	(15,572)	(43)	-
Depreciation, depletion, amortization and accretion	31,502	2,142	24,261
Cash flows from discontinued investing activities:
Proceeds from sales of assets	53,225	486	14,369

(21) Supplemental Cash Flow Information

The table below is a reconciliation of cash, cash equivalents and restricted cash for the beginning and the end of the period for all periods presented:

	Successor	Predecessor
	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Nine Months Ended September 30, 2020
Cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$172,768	$188,006	$272,624
Restricted cash-current	16,751	-	-
Restricted cash-non-current	80,179	80,178	2,764
Cash, cash equivalents, and restricted cash, beginning of period	$269,698	$268,184	$275,388

Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$258,024	$172,768	$207,781
Restricted cash-current	-	16,751	-
Restricted cash-non-current	79,560	80,179	80,175
Cash, cash equivalents, and restricted cash, end of period	$337,584	$269,698	$287,956

Non-cash investing activities for the period from February 3, 2021 through September 30, 2021 include the acquisition of an investment in equity securities of $20.3 million in connection with our disposal of Complete.

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

(23) Subsequent Events

On November 1, 2021, we completed an agreement with Axis Energy Services to sell the remaining assets of SPW for $8.5 million. In connection with this sale, we recognized a reduction in value of assets totaling $14.5 million during the Successor Quarter. Additionally, we retained working capital of the business attributable to pre-closing periods in the amount of approximately $6.8 million.

On November 15, 2021, we entered into a Second Amendment and Waiver to our Credit Agreement to (i) extend the deadline under the Credit Agreement for the delivery of our consolidated unaudited financial statements as of, and for, the quarter ended September 30, 2021 and the calendar month ending October 31, 2021 to December 10, 2021, (ii) obtain a limited waiver of potential defaults under the Credit Agreement related to a delayed public filing of the quarterly report on Form 10-Q for the quarter ended September 30, 2021 after the original deadline, and (iii) agree that until the quarterly unaudited financial statements and a revised borrowing base certificate in connection with such quarter are delivered, the lenders will not be required to make any advances requested by Borrower. We filed our consolidated unaudited financial statements as of, and for, the quarter ended September 30, 2021 and delivered a revised borrowing base certificate within the required timeframe. In addition, the Credit Agreement was amended to, among other things, permit the disposition of the HB Onshore Rentals Business (as defined in the Credit Agreement).

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

"Predecessor"	The Company, prior to the Emergence Date
"Current Predecessor Period"	The Company's operations, January 1, 2021 - February 2, 2021
"Prior Predecessor Quarter"	The Company's operations, July 1, 2020 - September 30, 2020
"Prior Predecessor Period"	The Company's operations January 1, 2020 - September 30, 2020
"Successor"	The Company, after the Emergence Date
"Successor Quarter"	The Company's operations, July 1, 2021 - September 30, 2021
"Successor Period"	The Company's operations, February 3, 2021 - September 30, 2021

Effective as of the Emergence Date, the entity now known as Superior Energy Services, Inc. (formerly known as Superior Newco, Inc.) became the successor reporting company to the Former Parent pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Critical Accounting Policies and Estimates

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the discussion of our Critical Accounting Policies and Estimates. The below is an update to those policies:

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

Forward-Looking Statements

This quarterly report on Form 10-Q and other documents filed by us with the SEC contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements other than statements of historical fact included in this quarterly report on Form 10-Q or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of its experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

•
risks and uncertainties regarding the voluntary petitions for relief filed by the Affiliate Debtors (as defined below) on December 7, 2020 (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas Houston Division (the “Bankruptcy Court”), including but not limited to: the continuing effects of the Chapter 11 Cases on us and our various constituents; attendant risks associated with restrictions on our ability to pursue our business strategies; and uncertainty and continuing risks associated with our ability to achieve our stated goals;
•
the likelihood that our historical financial information may no longer be indicative of our future performance; and our implementation of fresh start accounting;
•
the difficulty to predict our long-term liquidity requirements and the adequacy of our capital resources;
•
restrictive covenants in the $120.0 million asset-based secured revolving Credit Facility (as defined below) could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests;

•
our ability to prepare and file required financial information within the time periods prescribed by our Credit Facility or to obtain additional waivers from our lenders;
•
the conditions in the oil and gas industry;
•
the effects of public health threats, pandemics and epidemics, and the adverse impact thereof on our business, financial condition, results of operations and liquidity, including, but not limited to, our growth, operating costs, supply chain, labor availability, logistical capabilities, customer demand and industry demand generally, margins, utilization, cash position, taxes, the price of our securities, and our ability to access capital markets, including the macroeconomic effects from the continuing COVID-19 pandemic;
•
the ability of the members of Organization of Petroleum Exporting Countries (“OPEC+”) to agree on and to maintain crude oil price and production controls;
•
necessary capital financing may not be available at economic rates or at all;
•
operating hazards, including the significant possibility of accidents resulting in personal injury or death, or property damage for which we may have limited or no insurance coverage or indemnification rights;
•
the possibility of not being fully indemnified against losses incurred due to catastrophic events;
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
•
our operations may be subject to cyber-attacks;
•
counterparty risks associated with reliance on key suppliers;
•
challenges with estimating our potential liabilities related to our oil and natural gas property;
•
risks associated with potential changes of Bureau of Ocean Energy Management security and bonding requirements for offshore platforms;
•
the likelihood that the interests of our significant stockholders may conflict with the interests of our other stockholders;
•
the risks associated with owning our Class A common stock, par value $0.01 per share, for which there is no public market;
•
the likelihood that the Stockholders Agreement (as defined below) may prevent certain transactions that could otherwise be beneficial to our stockholders; and
•
our ability to remediate the identified material weakness in our internal control over financial reporting.

These risks and other uncertainties related to our business are described in detail in Item 1A of the Annual Report. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements. We undertake no obligation to update any of our forward-looking statements for any reason, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

Divestitures

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 20 – “Discontinued Operations” for additional information.

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

Relationships regarding certain of our principal stockholders are more fully described in the Annual Report under the headings “Directors, Executive Officers and Corporate Governance – Board of Directors,” “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Principal Stockholders” and “Certain Relationships and Related Transactions, and Director Independence,” and is incorporated herein by reference.

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

The Company and stockholders holding a majority of the Company’s Class A common stock entered that certain Fourth Amendment to the Stockholders Agreement, effective as of November 15, 2021, extending the deadline to provide its stockholders the unaudited consolidated quarterly financial statements for the quarters ended September 30, 2021 to no later than December 10, 2021 and making certain technical amendments to the financial statement delivery mechanics.

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

On November 4, 2021, the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) announced an Emergency Temporary Standard (“ETS”) requiring that employers with 100 or more employees to implement and enforce a mandatory COVID-19 vaccination policy, unless they adopt a policy requiring employees to choose to either be vaccinated or undergo weekly COVID-19 testing and wear a face covering in the workplace. On November 5, 2021, the ETS was stayed by the U.S. Fifth Circuit Court of Appeals pending additional court review. The Biden administration has requested that the appellate court reinstate the mandate. Multiple other lawsuits were filed regarding the ETS in various jurisdictions. The pending lawsuits are expected to be consolidated before a federal circuit court, which circuit is then expected to rule on whether previous grants or denials of temporary stays will stand and to weigh in on the constitutionality of and other challenges to the ETS mandate. Additional vaccine mandates may be announced in jurisdictions in which our businesses operate. Our implementation of any such requirements if and when they are deemed to be enforceable may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business and financial condition, and may result in costs of compliance that are difficult to quantify at this time and may also impact our financial condition.

Commodity prices during 2021 will continue to be impacted by the global containment of the virus, pace of economic recovery, as well as changes to OPEC+ production levels. There is increased economic optimism in 2021 as governments worldwide continue to distribute the COVID-19 vaccines. However, although vaccination campaigns are underway, several regions, including areas of the United States, have been and continue to deal with a rebound in the pandemic. There is also concern about whether vaccines will be effective against different strains of the virus that have developed and may develop in the future. West Texas Intermediate (“WTI”) oil spot prices have recovered to pre-pandemic levels. WTI oil prices and rig count averages have both increased during the third quarter of 2021 as compared to the second quarter of 2021. OPEC+ continues to meet regularly to review the state of global oil supply, demand and inventory levels. With the current shortage of other sources of energy, and the economic growth associated with what appears to be a global emergence from the pandemic, the demand for and price of oil has improved.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Worldwide Rig Count (1)
U.S.:
Land	484	241	101%	437	461	(5)%
Offshore	12	13	(8)%	13	16	(19)%
Total	496	254	95%	450	477	(6)%
International (2)	772	731	6%	735	879	(16)%
Worldwide Total	1,268	985	29%	1,185	1,356	(13)%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$70.58	$40.89	73%	$65.05	$38.04	71%
Natural Gas (Henry Hub)	$4.36	$2.00	118%	$3.62	$1.87	94%

(1) Estimate of drilling activity as measured by the average active drilling rigs based on Baker Hughes Co. rig count information.

(2) Excludes Canadian Rig Count.

Comparison of the Results of Operations for the Three Months Ended September 30, 2021 and 2020

Our revenue for the Successor Quarter was $178.6 million, an increase of $42.6 million, or 31.1%, as compared to the Prior Predecessor Quarter. Net loss for the Successor Quarter was $45.2 million, as compared to a net loss of $157.3 million for the Prior Predecessor Quarter.

The following table compares our operating results for the three months ended September 30, 2021 and 2020 (in thousands, except percentages). Cost of revenues excludes depreciation, depletion, amortization and accretion.

	Successor	Predecessor
	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	Change

Revenues	$178,583	$135,976	$42,607

Cost of revenues	124,973	87,074	37,899
Depreciation, depletion, amortization and accretion	59,208	28,163	31,045
General and administrative expenses	33,671	51,440	(17,769)
Restructuring and other expenses	4,712	25,746	(21,034)
Reduction in value of assets	-	2,929	(2,929)
Loss from operations	(43,981)	(59,376)	15,395

Other income (expense):
Interest income (expense), net	647	(24,800)	25,447
Other expense	(6,224)	(1,399)	(4,825)
Loss from continuing operations before income taxes	(49,558)	(85,575)	36,017
Income tax expense	9,518	(1,815)	11,333
Net loss from continuing operations	(40,040)	(87,390)	47,350
Loss from discontinued operations, net of income tax	(5,161)	(69,914)	64,753
Net loss	$(45,201)	$(157,304)	$112,103

Revenues and Cost of Revenues

Revenue for the Successor Quarter was $178.6 million, an increase of $42.6 million, or 31.1%, from the Prior Predecessor Quarter. Cost of revenues for the Successor Quarter was $125.0 million, an increase of $37.9 million, or 43.5%, from the Prior Predecessor Quarter. Both revenues and cost of revenues in the Prior Predecessor Quarter were severely impacted by the effects of COVID-19, and the increase in our results in the Successor Quarter were driven by improvements in our Well Services business related to operations in Latin America and improvements in our Wild Well Control business unit, partially offset by declines in well completion services. Additionally, during the Successor Quarter, we incurred shut down costs of $8.9 million at certain locations primarily in our Well Services segment which include costs associated with the severance of personnel and write-down of inventory at these locations.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion was $59.2 million during the Successor Quarter compared to $28.2 million during the Prior Predecessor Quarter. The increase in depreciation, depletion, amortization and accretion is related to both an increase in the carrying value of our assets and lower average remaining useful lives as a result of the fair value adjustment recorded as a part of fresh start accounting.

General and Administrative Expenses

General and administrative expense was $33.7 million during the Successor Quarter compared to $51.4 million during the Prior Predecessor Quarter. The decrease is the result of our continued focus on limiting spending and reducing our cost structure.

Restructuring and Other Expenses

Restructuring and other expenses during the Successor Quarter totaled $4.7 million and primarily relate to professional fees incurred during the period associated with our previously discussed Transformation Project.

Restructuring and other expenses during the Prior Predecessor Quarter totaled $25.7 million. This amount includes the advisory and professional expenses related to our bankruptcy. Also included in this total is $15.6 million related to the premium paid to certain consenting noteholders pursuant to the Amended RSA.

Interest Income (Expense), net

Interest income was $0.6 million for the Successor Quarter as compared to interest expense of $24.8 million for the Prior Predecessor Quarter. The Predecessor interest expense was a result of outstanding debt which was subsequently eliminated as a liability subject to compromise and settled in accordance with the Plan. See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 3 – “Fresh Start Accounting” for additional information.

Income Taxes

The effective tax rate for the Successor Quarter was 19.2% on income from continuing operations. The tax rate in the Successor Quarter is different from the blended federal and state statutory rate of 22.5% primarily from non-deductible items and foreign losses for which no tax benefit is being recorded.

The effective tax rate for Prior Predecessor Quarter was a negative 2.1% on income from continuing operations. The tax rate is different from the blended federal and state statutory rate of 22.5% primarily from foreign losses for which no tax benefit was recorded.

Comparison of the Results of Operations for the Six Months Ended September 30, 2021 and 2020

The following table sets forth consolidated results of operations for the periods indicated. The Successor Period and the Current Predecessor Period are distinct reporting periods as a result of our emergence from bankruptcy. References in these results of operations to changes in comparison to the Prior Predecessor Period combine the Successor Period and Current Predecessor Period (“Combined Period”) results for the nine months ended September 30, 2021 in order to provide some comparability of such information to the Prior Predecessor Period. While this combined presentation is not presented according to generally accepted accounting principles in the United States of America (“GAAP”) and no comparable GAAP measures are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons to the corresponding Prior Predecessor Period as reviewing the Successor Period results in isolation would not be useful in identifying trends in or reaching conclusions regarding our overall operating performance.

	Successor	Predecessor	Non-GAAP	Predecessor
	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Combined Nine Months ended September 30, 2021	For the Nine Months Ended September 30, 2020	Change

Revenues	$450,318	$45,928	$496,246	$521,797	$(25,551)

Cost of revenues	296,420	29,773	326,193	318,013	8,180
Depreciation, depletion, amortization and accretion	158,256	8,358	166,614	89,052	77,562
General and administrative expenses	84,417	11,052	95,469	164,957	(69,488)
Restructuring and other expenses	20,533	1,270	21,803	27,033	(5,230)
Reduction in value of assets	-	-	-	19,451	(19,451)
Loss from operations	(109,308)	(4,525)	(113,833)	(96,709)	(17,124)

Other income (expense):
Interest income (expense), net	1,394	202	1,596	(74,698)	76,294
Reorganization items, net	-	335,560	335,560	-	335,560
Other expense	(6,499)	(2,105)	(8,604)	(4,810)	(3,794)
Income (loss) from continuing operations before income taxes	(114,413)	329,132	214,719	(176,217)	390,936
Income tax (expense) benefit	15,550	(60,003)	(44,453)	12,345	(56,798)
Net income (loss) from continuing operations	(98,863)	269,129	170,266	(163,872)	334,138
Loss from discontinued operations, net of income tax	(33,967)	(352)	(34,319)	(138,002)	103,683
Net income (loss)	$(132,830)	$268,777	$135,947	$(301,874)	$437,821

Net income for the Combined Period was $135.9 million, which was driven primarily by recognition of a $335.6 million gain in Reorganization items, net due to debt forgiveness as part of our emergence from bankruptcy. Also included in the results for Combined Period was a pre-tax charge of $21.8 million related to restructuring activities. This compares to a net loss for the Prior Predecessor Period of $301.9 million.

Revenues and Cost of Revenues

Revenue for the Combined Period decreased by 4.9% to $496.2 million, as compared to $521.8 million for the Prior Predecessor Period. Cost of revenues for the Combined Period increased by 2.6%, to $326.2 million, as compared to $318.0 million for the Prior Predecessor Period. Both revenues and cost of revenues were severely impacted by the effects of COVID-19 on the worldwide economy, and our results were impacted by a decline in all business lines. We experienced a decline in rentals of premium drill pipe and bottom hole assemblies as well as a decline in revenues from accommodation units, slickline services and plug and abandonment activities. Additionally, during the Successor Period, we incurred shut down costs of $8.9 million at certain locations primarily in our Well Services segment which include costs associated with the severance of personnel and write-down of inventory at these locations.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion was $166.6 million during the Combined Period compared to $89.1 million during the Prior Predecessor Period. The increase in depreciation, depletion, amortization and accretion is related to both an increase in the carrying value of our assets and lower average remaining useful lives as a result of the fair value adjustment recorded as a part of fresh start accounting.

General and Administrative Expenses

General and administrative expense was $95.5 million during the Combined Period compared to $165.0 million during the Prior Predecessor Period. The decrease is the result of our continued focus on limiting spending and reducing our cost structure.

Restructuring and Other Expenses

Restructuring and other expenses during the Combined Period of $21.8 million primarily relate to severance expenses and costs related to executive officers that resigned during the period as well as professional fees associated with our previously discussed Transformation Project.

Restructuring and other expenses during the Prior Predecessor Period totaled $27.0 million. This amount includes the advisory and professional expenses related to our bankruptcy. Also included in this total is $15.6 million related to the premium paid to certain consenting noteholders pursuant to the Amended RSA.

Reorganization items, net

Reorganization items, net were $335.6 million during the Current Predecessor Period. See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 3 – “Fresh Start Accounting” for additional information on reorganization items, net.

Interest Income (Expense), net

Interest income was $1.6 million for the Combined Period as compared to interest expense of $74.7 million for the Prior Predecessor Period. The Prior Predecessor Period interest expense was a result of outstanding debt which was subsequently eliminated as a liability subject to compromise and settled in accordance with the Plan. See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 3 – “Fresh Start Accounting” for additional information.

Income Taxes

The effective tax rate for the Current Predecessor Period and the Successor Period was 18.2%, and 13.6%, respectively, on income from continuing operations. The tax rate in the Current Predecessor Period is different from the blended federal and state statutory rate of 22.5% primarily from the adoption of fresh start accounting during the period. The cancellation of indebtedness income resulting from the restructuring has significantly reduced our US tax attributes, including but not limited to NOL carryforwards. We experienced an ownership change under Sec. 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which is anticipated to limit certain remaining tax attributes. The tax rate in the Successor Period is different from the blended federal and state statutory rate of 22.5% primarily from non-deductible items and foreign losses for which no tax benefit is being recorded.

The effective tax rate for the Prior Predecessor Period was 7.0%, respectively, on income from continuing operations. The tax rate is different from the blended federal and state statutory rate of 22.5% primarily from foreign losses for which no tax benefit was recorded.

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

Financial Condition and Sources of Liquidity

Our current primary sources of liquidity have been cash and cash equivalents and cash generated from operations and asset sales. As of September 30, 2021, we had cash, cash equivalents and restricted cash of $337.6 million. During the Successor Period and the Current Predecessor Period net cash provided by operating activities was $36.8 million and $5.4 million, respectively. During the Successor Period and the Current Predecessor Period, $58.0 million and $0.8 million were received in cash proceeds from the sale assets, respectively.

At September 30, 2021, the borrowing base on the Credit Facility was $120.0 million and we had $41.1 million of letters of credit outstanding.

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

Uses of Liquidity

The primary uses of liquidity are to provide support for operating activities, restructuring activities and capital expenditures. The Successor spent $32.3 million of cash on capital expenditures during the Successor Period and the Predecessor spent $3.0 million of cash on capital expenditures during the Current Predecessor Period. We have incurred significant costs associated with the Chapter 11 Cases, including fees for legal, financial and restructuring advisors to us, and certain of our creditors. During the Current Predecessor Period, the Predecessor incurred $18.3 million of advisory and professional fees relating to the Chapter 11 Cases and $12.0 million of fees paid in consideration for the commitment by the Backstop Commitment Parties to provide the Delayed-Draw Term Loan Facility upon the emergence from bankruptcy (which ultimately did not occur).

Debt Instruments

On the Emergence Date, pursuant to the Plan, the Former Parent, as parent guarantor, and SESI, as borrower, entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and letter of credit issuers named therein providing for a $120.0 million asset-based secured revolving credit facility (the “Credit Facility”), which provides for revolving loans and is available for the issuances of letters of credit. The Credit Facility will mature on December 9, 2024. The borrowing base under the Credit Facility is determined by reference to SESI’s and its subsidiary guarantors’ (i) eligible accounts receivable, (ii) eligible inventory, (iii) solely during the period from February 2, 2021 until the earlier of December 9, 2022 and the date that unrestricted cash of SESI and its wholly-owned subsidiaries is less than $75.0 million, eligible premium rental drill pipe and (iv) so long as there are no loans outstanding at such time, certain cash of SESI and its subsidiary guarantors, less reserves established by the administrative agent in its permitted discretion. On September 30, 2021 approximately $45.0 million of undrawn letters of credit were outstanding under the Credit Facility.

Availability under the Credit Facility at any time is equal to the lesser of (i) the aggregate commitments under the Credit Facility and (ii) the borrowing base at such time. As of September 30, 2021, the borrowing base under the Credit Facility was approximately $120.0 million and we had $41.1 million of letters of credit outstanding that reduced its borrowing availability under the revolving credit facility. Subject to certain conditions, upon request and with the consent of the participating lenders, the total commitments under the Credit Facility may be increased to $170.0 million. SESI’s obligations under the Credit Facility are guaranteed by the Former Parent and all of SESI’s material domestic subsidiaries and secured by substantially all of the personal property of the Former Parent, SESI and SESI’s material domestic subsidiaries, in each case, subject to certain customary exceptions.

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

The Credit Facility contains various covenants requiring compliance, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Facility requires compliance with a fixed charge coverage ratio of 1.0 to 1.0 if either (a) an event of default has occurred and is continuing or (b) availability under the Credit Facility is less than the greater of $20.0 million or 15% of the lesser of the aggregate commitments and the borrowing base. The covenants and other restrictions of the Credit Facility significantly restrict our ability to incur borrowings other than letters of credit.

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 9 – “Debt” and Note 23 - "Subsequent Events" for additional information regarding waivers to the Credit Facility.

Other Matters

Off-Balance Sheet Arrangements and Hedging Activities

At September 30, 2021, the Successor had no off-balance sheet arrangements and no hedging contracts.

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

Foreign Currency Exchange Rates Risk

Prior to the first quarter of 2021, the functional currency of the majority of our international subsidiaries was US dollars and the functional currency for certain of our international subsidiaries was the local currency.

Beginning with the first quarter of 2021, as part of adopting a new accounting policy at fresh start accounting, the functional currency of certain international subsidiaries changed from the local currency to US dollars. This change brings alignment so that our functional currency is US dollars. Management considered the economic factors outlined in FASB ASC Topic No. 830 - Foreign Currency Matters in the determination of the functional currency. Management concluded that the predominance of factors support the use of the Successor parent’s currency as the functional currency and resulted in a change in functional currency to US dollars for all international subsidiaries.

The change in functional currency is applied on a prospective basis beginning with the first quarter of 2021 and translation adjustments for prior periods will continue to remain as a component of accumulated other comprehensive loss.

We do not hold derivatives for trading purposes or use derivatives with complex features. When prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading or speculative purposes. At September 30, 2021, the Successor had no outstanding foreign currency forward contracts.

Interest Rate Risk

At September 30, 2021, the Successor had no variable rate debt outstanding.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management has established and maintains a system of disclosure controls and procedures to provide reasonable assurances that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified by the SEC. In addition, our disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our Executive Chairman and Principal Executive Officer (“PEO”) and Chief Financial Officer (“CFO”), regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our PEO and CFO have concluded that our disclosure controls and procedures as of September 30, 2021 were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms, and is accumulated and communicated to management, including our PEO and CFO, as appropriate, to allow timely decisions regarding disclosures as a result of the material weakness in our internal control over financial reporting described below.

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

Management’s Plan to Remediate Material Weakness

In order to address the material weakness described above under “Material weakness in internal control over financial reporting”, our management has implemented a remediation plan to address the control deficiency that led to this material weakness, including the following:

•
Reinforcing our controls for identifying and reviewing potential uncertain tax positions; and
•
Reinforcing our controls to evaluate, resolve, and document the related conclusions and accounting treatment for uncertain tax positions.

Although we have implemented the enhancements described above, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Based on its evaluation, the controls described above have not had sufficient time for management to conclude that they are operating effectively. Therefore, the material weakness described above existed at September 30, 2021 and will continue to exist until the controls described above have had sufficient time for management to conclude that they are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 4, 2021, OSHA announced an ETS requiring that employers with 100 or more employees to implement and enforce a mandatory COVID-19 vaccination policy, unless they adopt a policy requiring employees to choose to either be vaccinated or undergo weekly COVID-19 testing and wear a face covering in the workplace. On November 5, 2021, the ETS was stayed by the U.S. Fifth Circuit Court of Appeals pending additional court review. The Biden administration has requested that the appellate court reinstate the mandate. Multiple other lawsuits were filed regarding the ETS in various jurisdictions. The pending lawsuits are expected to be consolidated before a federal circuit court, which circuit is then expected to rule on whether previous grants or denials of temporary stays will stand and to weigh in on the constitutionality of and other challenges to the ETS mandate. Additional vaccine mandates may be announced in jurisdictions in which our businesses operate. Our implementation of any such requirements if and when they are deemed to be enforceable may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business and financial condition, and may result in costs of compliance that are difficult to quantify at this time and may also impact our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2021, the Board and the Compensation Committee approved the issuance (without giving effect to tax withholding) of 113,840 restricted shares of Class B common stock (or 76,269 shares of Class B common stock after giving effect to tax withholding) under the Company’s Management Incentive Plan to certain of the Company’s non-employee directors and officers (the “Restricted Stock Grants”). The Restricted Stock Grants will vest over a period of three years, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement. The issuance of the restricted Class B common stock is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

2.3*+	Securities Purchase and Sale Agreement, dated as of July 9, 2021, by and among SES Holdings, LLC, Select Energy Services, Inc. (solely to the extent stated therein), and Complete Energy Services, Inc.
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

10.1

Waiver to Credit Agreement, dated as of July 15, 2021, by and among SESI, L.L.C., SESI Holdings, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 21, 2021 (File No. 001-34037))

10.2

Second Amendment and Waiver to Credit Agreement and First Amendment to Guaranty and Collateral Agreement, dated as of November 15, 2021, by and among SESI, L.L.C., SESI Holdings, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on November 15, 2021 (File No. 001-34037))

10.3

Third Amendment to the Stockholders Agreement, dated as of July 14, 2021, by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on July 21, 2021 (File No. 001-34037))

10.4

Fourth Amendment to the Stockholders Agreement, dated as of November 15, 2021, by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on November 15, 2021 (File No. 001-34037))

10.5^

Transition and Retirement Agreement between A. Patrick Bernard and Superior Energy Services, Inc., dated September 9, 2021 (incorporated by reference to Exhibit 10.1 to Superior Energy Services, Inc.'s Form 8-K filed on September 13, 2021 (File No. 001-34037))

31.1*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	The cover page of this Quarterly report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (contained in Exhibit 101)

* Filed herewith

+ Schedules and exhibits omitted pursuant to Item 601(a)(5) and/or Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request

^ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

(Registrant)

Date:	December 2, 2021	By:	/s/ Michael Y. McGovern
Michael Y. McGovern
Principal Executive Officer
(Duly Authorized Officer)

		By:	/s/ James W. Spexarth
James W. Spexarth Chief Financial Officer
(Principal Financial Officer)