Form 10-K
period 2021-12-31
SUPERIOR ENERGY SERVICES INC
filed 2022-03-21
CIK 886835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant's Class A common stock outstanding on March 4, 2022 was 19,998,695

The number of shares of the registrant's Class B common stock outstanding on March 4, 2022 was 76,269

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Form 10-K”) and other documents filed by us with the Securities and Exchange Commission (the “SEC”) contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements other than statements of historical fact included in this Annual Report on Form 10-K or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of their experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

•
risks and uncertainties regarding the voluntary petitions for relief filed by the Affiliate Debtors (as defined below) on December 7, 2020 (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas Houston Division (the “Bankruptcy Court”), including but not limited to: the continuing effects of residual Chapter 11 bankruptcy proceedings on us and our various constituents; attendant risks associated with restrictions on our ability to pursue our business strategies; uncertainty and continuing risks associated with our ability to achieve our stated goals;
•
the likelihood that our historical financial information may no longer be indicative of our future performance; and our implementation of fresh start accounting;
•
the difficulty to predict our long-term liquidity requirements and the adequacy of our capital resources;
•
restrictive covenants in the Credit Facility (as defined below) could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests;
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
•
risks associated with potential changes of Bureau of Ocean Energy Management (“BOEM”) security and bonding requirements for offshore platforms;
•
the likelihood that the interests of our significant stockholders may conflict with the interests of our other stockholders;
•
the risks associated with owning our Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), for which there is no public market; and
•
the likelihood that the Stockholders Agreement (as defined below) may prevent certain transactions that could otherwise be beneficial to our stockholders.

These risks and other uncertainties related to our business are described in detail below in Part I, Item 1A of this Form 10-K. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements. We undertake no obligation to update any of our forward-looking statements for any reason, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

PART I

Item 1. Business

General

We serve major, national and independent oil and natural gas exploration and production companies around the world and offer products and services with respect to the various phases of a well’s economic life cycle.

2021 was a transformative year at Superior. Following our emergence from bankruptcy, we embarked on a diligent effort to reconfigure our operations and organization to maximize shareholder value, enhance margin growth and have a more disciplined approach, both operationally and financially (the “Transformation Project”).

The Transformation Project has been focused around three sequential phases:

•
Business Unit Review – analyzing strategic changes and executing various non-core asset divestitures, which emphasized product optimization and margin enhancement to maximize the cash flow profile of our business units and focus on our core competencies (collectively, the “Business Unit Review”);
•
Geographic Focus – reviewing our footprint and improving capital efficiency by focusing on low-risk, high reward geographies to maximize returns; and
•
Right Size Support – streamlining support to match optimized business units that represent our core portfolio and consolidating our operational footprint to align the size of our operations with current demand to provide a superior value proposition and exhibit capital discipline.

The evaluation and implementation of the Business Unit Review is substantially complete, which has resulted in lower revenue with increased margins. The Right Size Support and Geographic Focus components are ongoing and should be completed during 2022.

Historically, we provided a wide variety of services and products to many markets within the energy industry. During 2021, we realigned our core businesses to focus on products and services that we believe meet the criteria of (1) being critical to our customers’ oil and gas operations, (2) facing low or no competition from the three largest global oilfield service companies, (3) requiring deep technical expertise through the design or use of our product or service, and (4) being unlikely to become a commoditized product or service to our customers. The result of this approach is a portfolio of business lines grounded in our core mission of providing high quality products and services while maintaining the trust and serving the needs of our customers, with an emphasis on free cash flow generation and capital efficiency for us.

In connection with our Transformation Project, our reportable segments were changed to Rentals and Well Services.

Recent Developments

As used herein, “Superior,” “we,” “us”, “our” and similar terms refer to (i) prior to the Emergence Date (as defined below), SESI Holdings, Inc. (formerly known as Superior Energy Services, Inc.) (“Predecessor”) and its subsidiaries and (ii) after the Emergence Date, Superior Energy Services, Inc. (formerly known as Superior Newco, Inc.) and its subsidiaries (“Successor”). Additionally, the use the following terms refer to our operations:

"Predecessor Period"	January 1, 2021 through February 2, 2021
"Successor Period"	February 3, 2021 through December 31, 2021

Voluntary Reorganization Under Chapter 11

On December 4, 2020, we and certain of our direct and indirect wholly-owned domestic subsidiaries (the “Affiliate Debtors”) entered into an Amended and Restated Restructuring Support Agreement (the “Amended RSA”) that amended and restated in its entirety the Restructuring Support Agreement (the “RSA”), dated September 29, 2020, with certain holders of SESI, L.L.C.’s (“SESI”) outstanding (i) 7.125% senior unsecured notes due 2021 (the “7.125% Notes”) and (ii) 7.750% senior unsecured notes due 2024 (the “7.750% Notes”). The parties to the Amended RSA agreed to the principal terms of a proposed financial restructuring of the Affiliate Debtors, which was implemented through the Plan (as defined below).

On December 7, 2020, the Affiliate Debtors filed the Chapter 11 Cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, and, in connection therewith, the Affiliate Debtors filed with the Bankruptcy Court the proposed Joint Prepackaged Plan of Reorganization under the Bankruptcy Code (as amended, modified or supplemented from time to time, the “Plan”). After commencement of the Chapter 11 Cases, the Affiliate Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with the Chapter 11 Cases, the Affiliate Debtors filed a motion for approval of a debtor-in-possession financing facility, and on December 8, 2020, the Bankruptcy Court approved such motion and entered an interim order approving the financing (the “Interim DIP Order”). In accordance with the Interim DIP Order, on December 9, 2020, we, as guarantor and SESI, as borrower, entered into a $120 million Senior Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Facility”). On January 19, 2021, the Bankruptcy Court approved the Affiliate Debtors’ entry into the DIP Credit Facility on a final basis.

On January 19, 2021, the Bankruptcy Court entered an order, Docket No. 289, confirming and approving the Plan.

Emergence from Voluntary Reorganization Under Chapter 11

On February 2, 2021 (the “Emergence Date”), the conditions to effectiveness of the Plan were satisfied or waived and we emerged from Chapter 11.

Bankruptcy Claims

During the Chapter 11 Cases, the Affiliate Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Affiliate Debtors, subject to the assumptions filed in connection therewith. Certain holders of pre-petition claims that were not governmental units were required to file proofs of claim by the bar date of January 7, 2021. Certain holders of pre-petition claims that were governmental units were required to file proofs of claim by the bar date of June 7, 2021. The Affiliate Debtors’ have received proofs of claim, primarily representing general unsecured claims, of approximately $1.7 billion. The Bankruptcy Court disallows claims that have been acknowledged as duplicates. Claims totaling approximately $1.4 billion have been withdrawn or disallowed. As a result of the claims resolution process post-emergence, the Affiliate Debtors agreed to allow certain claims classified per the Plan as Class 6 General Unsecured Claims against the Parent. Per ASC 852-10, liabilities are measured at their allowed claim amount, and the result of allowing these claims increased liabilities subject to compromise prior to emergence.

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
•
General unsecured creditors for the Predecessor received their pro rata share of a cash pool in the amount of $125,000;
•
Eligible holders of the claims arising as a result of holding either the 7.125% Notes or the 7.750% Notes against the Affiliate Debtors received their pro rata share of:
•
A cash payment equal to 2% of the principal amount of 7.125% Notes or 7.750% Notes held by all holders who did not opt out of receiving a cash payout; or
•
Solely to the extent that such a holder timely and validly elected to opt out of receiving the cash payout or was otherwise deemed to have opted out of receiving the cash payout, (A) 100% of the Class A common stock issued and outstanding on the Emergence Date, subject to dilution, and (B), to the extent such holder was an “accredited investor” or “qualified institutional buyer” within the meaning of the SEC’s rules, subscription rights to participate in an equity rights offering (the “Equity Rights Offering”);
•
The Affiliate Debtors conducted the Equity Rights Offering through an offering of subscription rights for the purchase of Class A common stock on a pro rata basis; and,
•
Predecessor equity interests were cancelled and new Class A common stock was issued to settle claims arising as a result of holding either the 7.125% Notes or the 7.750% Notes, as noted above.

Prior to the Emergence Date, the Equity Rights Offering was completed in accordance with the Plan, which resulted in the issuance of 735,189 shares of Class A Common Stock. The Class A Common Stock issued in the Equity Rights Offering was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

The costs of our efforts to restructure our capital, prior to and during the Chapter 11 Cases, along with all other costs incurred in connection with the Chapter 11 Cases, have been material.

On the Emergence Date, pursuant to the terms of the Plan, we filed an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and a Certificate of Amendment of Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”).

Also, on the Emergence Date, and pursuant to the terms of the Plan, we adopted the Amended and Restated Bylaws (the “Bylaws”). The descriptions of the Certificate of Incorporation and the Bylaws are qualified in their entirety by reference to the full texts of the Certificate of Incorporation, Bylaws, and Certificate of Amendment which are incorporated by reference herein.

Credit Facility

On the Emergence Date, pursuant to the Plan, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and letter of credit issuers named therein providing for a $120.0 million asset-based secured revolving Credit Facility, all of which is available for the issuance of letters of credit (the “Credit Facility”). The issuance of letters of credit will reduce availability under the Credit Facility dollar-for-dollar. On the Emergence Date, the Credit Facility replaced the DIP Credit Facility and the undrawn letters of credit outstanding under the former DIP Credit Facility were deemed outstanding under the Credit Facility. All accrued and unpaid fees and other amounts outstanding thereunder were paid in cash in full as well. The Credit Facility will mature on December 9, 2024.

The borrowing base under the Credit Facility is determined by reference to SESI’s and its subsidiary guarantors’ (i) eligible accounts receivable, (ii) eligible inventory, (iii) solely during the period from the Emergence Date until the earlier of December 9, 2022 and the date that unrestricted cash of SESI and its wholly-owned subsidiaries is less than $75.0 million, eligible premium rental drill pipe and (iv) so long as there are no loans outstanding at such time, certain cash of SESI and its subsidiary guarantors, less reserves established by the administrative agent in its permitted discretion.

Availability under the Credit Facility will be the lesser of (i) the commitments and (ii) the borrowing base. Subject to certain conditions, upon request and with the consent of the participating lenders, the total commitments under the Credit Facility may be increased to $170.0 million. SESI’s obligations under the Credit Facility are guaranteed by us and all of SESI’s material domestic subsidiaries and secured by substantially all of our, SESI’s and the subsidiary guarantors’ assets, other than real property.

Any borrowings under the Credit Facility will bear interest, at SESI’s option, at either an adjusted LIBOR rate plus an applicable margin ranging from 3.00% to 3.50% per annum, or an alternate base rate plus an applicable margin ranging from 2.00% to 2.50% per annum, in each case on the basis of the consolidated fixed charge coverage ratio. In addition, SESI is required to pay (i) a letter of credit fee, (ii) to the issuing lender of each letter of credit, a fronting fee and (iii) commitment fees. Upon the cessation of LIBOR, the Credit Facility provides for the use of alternative benchmark rates for the determination of the borrowing rate, and the cessation of LIBOR will not have a material impact on us.

Unless all loans are paid off and letters of credit outstanding are cash collateralized and the Credit Facility terminated, the Credit Facility requires, subject to permitted exceptions, compliance with various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Facility also requires compliance with a fixed charge coverage ratio of 1.0 to 1.0 if (a) an event of default has occurred and is continuing or (b) availability under the Credit Facility is less than the greater of $20.0 million or 15% of the lesser of the aggregate commitments and the borrowing base.

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

On February 10, 2022, we entered into a Third Amendment to Credit Agreement to, among other things, provide us with additional flexibility around making asset sales. Specifically, the Credit Agreement was amended to refresh the amount of properties sold, transferred or otherwise disposed of pursuant to the “Substantial Portion” exception to $0 as of January 31, 2022. The “Substantial Portion” exception allows us to sell, transfer or otherwise dispose of properties so long as the aggregate value of all such properties sold, transferred or otherwise disposed of do not exceed (a) 10% of our gross book value of the assets during the four fiscal year quarter period ending with the fiscal quarter in which such determination is made, or (b) 10% of our consolidated net sales or net income during the four fiscal year quarter period ending with the fiscal quarter in which such determination is made. The Credit Agreement was also amended to add a new asset sale exception that allows us to make additional asset sales up to $25.0 million so long as (a) liquidity is greater than $100.0 million, (ii) unused availability under the Credit Agreement is greater than $25.0 million, and (iii) we receive 100% cash consideration to the extent that the property being sold is otherwise included in the calculation of the borrowing base under the Credit Agreement.

On March 8, 2022, we entered into a Fourth Amendment and Waiver to Credit Agreement to, among other things, permit us to file SES Energy Services India Pvt. Ltd, a private limited company of India and an indirect subsidiary, for bankruptcy under the Insolvency and Bankruptcy Code of India without triggering a default under the Credit Agreement.

The foregoing description of the Credit Facility, including the related amendments thereto, is a summary only and is qualified in its entirety by reference to the Credit Agreement, which is incorporated herein by reference.

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

Amendments to Stockholders Agreement

We and stockholders holding a majority of our Class A common stock entered into an amendment to the Stockholders Agreement, effective May 14, 2021, extending the deadline to provide our stockholders unaudited consolidated quarterly financial statements from 45 days after the conclusion of a quarter to 60 days after such quarter (or, if applicable, the first business day thereafter).

We and stockholders holding a majority of our Class A common stock entered into the Second Amendment to the Stockholders Agreement, effective May 31, 2021, extending the deadline to provide our stockholders the unaudited consolidated quarterly financial statements for the quarter ended March 31, 2021 to no later than July 15, 2021.

We and stockholders holding a majority of our Class A common stock entered into the Third Amendment to the Stockholders Agreement, effective as of July 14, 2021, extending the deadline to provide our stockholders the unaudited consolidated quarterly financial statements for the quarters ended March 31, 2021 and June 30, 2021 to no later than September 30, 2021 and October 31, 2021, respectively.

We and stockholders holding a majority of our Class A common stock entered the Fourth Amendment to the Stockholders Agreement, effective as of November 15, 2021, extending the deadline to provide our stockholders the unaudited consolidated quarterly financial statements for the quarters ended September 30, 2021 to no later than December 10, 2021 and making certain technical amendments to the financial statement delivery mechanics.

We and stockholders holding a majority of our Class A common stock entered into the Fifth Amendment to the Stockholders Agreement, effective as of February 9, 2022, which provides that if an officer or other authorized agent has been granted authority to approve a matter or take other action pursuant to a board-approved delegation of authority matrix, prior approval of the board will be deemed obtained without any further approval from the board.

COVID-19 Pandemic and Market Conditions

During 2021, the significant business disruption resulting from the COVID-19 pandemic impacted customers, vendors and suppliers in all geographical areas where we operate as well as the broader economies of affected countries. However, there are signs that business activity around the world has adjusted and will continue to improve in 2022.

The recent wave of COVID-19 cases related to the Omicron variant somewhat dampened the expectations regarding economic recovery and higher demand for oil. For example, due to travel restrictions put in place as a result of Omicron, the global oil demand forecast for 2022 was originally revised down by forecasters, including the IEA and EIA, primarily to account for projected reduced jet fuel use. However, the Omicron variant appears to be less severe than prior waves of COVID-19 variants. Consequently, management believes that this surge should not halt the recovery in oil demand. With widespread vaccination campaigns, and the apparent lower rates of serious illness and hospitalization resulting from the recent wave, this wave is likely to have a lesser impact on the economy and demand for oil than previous COVID-19 variants.

Absent any further material COVID-related disruption, oil demand is expected to exceed pre-pandemic levels before the end of 2022. We also expect to accelerate work on projects that were delayed or slowed due to pandemic-related travel restrictions.

Products and Services

We offer a wide variety of specialized oilfield services and equipment generally categorized by their typical use during the economic life of a well. A description of the products and services offered by each of our segments is as follows:

The products and service offerings of Rentals are comprised of value-added engineering and design services, rental of premium drill strings, tubing, landing strings, completion tubulars and handling accessories, manufacturing and rental of bottom hole assemblies, and rentals of accommodation units.

The products and service offerings of Well Services are comprised of risk management, well control and training solutions, hydraulic workover and snubbing services, engineering and manufacturing of premium sand control tools, and onshore international production services. The Well Services segment also includes the operations of our offshore oil and gas property.

For information about our operating segments and financial information by operating segment and geographic area, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Customers

Our customers are major and independent oil and gas companies that are active in the geographic areas in which we operate. There were no customers that exceeded 10% of our total revenues in 2021, 2020 or 2019. A reduction in sales to any of our existing large customers could have a material adverse effect on our business and operations.

Competition

We provide products and services worldwide in highly competitive markets, with competitors comprised of both small or regionally focused companies, and large or international companies. Our revenues and earnings can be affected by several factors, including but not limited to changes in competition, fluctuations in drilling and completion activity, perceptions of future prices of oil and gas, government regulation, disruptions caused by factors such as weather, pandemics, and geopolitics, and general economic conditions. We believe that the principal competitive factors are price, performance, product and service quality, safety, response time and breadth of products and services.

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

Numerous federal, state and local governmental agencies, such as the U.S. Environmental Protection Agency (the “EPA”), issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before commencing operations, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with our operations, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from our operations or related to our owned or operated facilities. Liability under such laws and regulations is strict (i.e., no showing of “fault” is required) and can be joint and several. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as the oil and natural gas industry and infrastructure industry in general. We have not experienced any material adverse effect from compliance with these environmental requirements. This trend, however, may not continue in the future.

Climate Change

In recent years, federal, state and local governments have taken steps to reduce emissions of carbon dioxide, methane and other greenhouse gases, collectively referred to as greenhouse gasses (“GHGs”). The EPA has finalized a series of GHG monitoring, reporting and emissions control rules for the oil and natural gas industry, and the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions. Almost one-half of the states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs. Also, states have imposed increasingly stringent requirement related to the venting or flaring of gas during oil and gas operations. While we are subject to certain federal GHG monitoring and reporting requirements, our operations currently are not adversely impacted by existing federal, state and local climate change initiatives.

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an executive order on January 20, 2021 to rejoin the Paris Agreement, which went into effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50 to 52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce greenhouse gas emission, including reducing global methane emissions by at least 30% by 2030 to meet this objective. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international commitments.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely affect the oil and natural gas industry by reducing demand for hydrocarbons and by making it more expensive to develop and produce hydrocarbons, either of which could have a material adverse effect on future demand for our services. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing GHG emissions would impact our business.

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against certain energy companies and could allege personal injury, property damages or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Moreover, climate change may cause more extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with our productivity and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

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

Human Capital

At December 31, 2021, we had approximately 2,300 employees. Approximately 28% of our employees are subject to union contracts, all of which are in international locations. We believe that we have good relationships with our employees. We strive to employ a dynamic workforce to complement our core values. Our hiring policy forbids the discrimination in employment on the basis of age, culture, gender, national origin, sexual orientation, physical appearance, race or religion. We are an inclusive company with people of various backgrounds, experience, culture, styles and talents. We are committed to the health, safety and wellness of our employees, and we pride ourselves on workplace safety. We track and maintain several key safety metrics, which senior management reviews periodically and are included in the determination of their compensation and we evaluate management on their ability to provide safe working conditions on job sites and to create a safety culture.

Facilities

We own or lease a large number of facilities in the U.S. and in various other countries throughout the world. Our international operations are primarily focused in Latin America, Asia-Pacific and the Middle East/North Africa regions. As of December 31, 2021, we owned 15 properties classified as held for sale.

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

As discussed below (see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), we emerged from bankruptcy on the Emergence Date. It is possible that having filed for bankruptcy and our recent emergence from the bankruptcy could adversely affect our business and relationships with customers, vendors, employees, service providers and suppliers. Due to uncertainties, many risks exist, including the following:

•
vendors or other contract counterparties could terminate their relationship or require financial assurances or enhanced performance;
•
the ability to renew existing contracts and compete for new business may be adversely affected;
•
the ability to attract, motivate and/or retain key executives and employees may be adversely affected;
•
employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and
•
competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

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

Our actual financial results since we emerged from bankruptcy are not comparable to the Predecessor's historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby and our adoption of fresh start accounting.

In connection with the disclosure statement filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, projected financial information through the end of 2023 was prepared to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results will likely vary significantly from those contemplated by the projections. The failure of any such results, or any other developments contemplated by the Plan, to materialize, or of any such results or developments to have the anticipated effect on us and our subsidiaries or our business or operations, could materially adversely impact our business and prospects as a post-emergence company.

In addition, as a result of our emergence from bankruptcy, we adopted fresh start accounting and adjusted our assets and liabilities to fair values and our accumulated deficit was restated to zero and reflected in our financial statements for the quarter ending March 31,

2021. We became a new entity for financial reporting purposes on February 2, 2021 (the “Emergence Date”). Accordingly, our financial condition and results of operations following our emergence from bankruptcy are not comparable to the financial condition and results of operations reflected in historical financial statements.

Risks Related to Our Business

Our business depends on conditions in the oil and gas industry, especially oil and natural gas prices and capital expenditures by oil and gas companies.

Our business depends on the level of oil and natural gas exploration, development and production activity of, and the corresponding capital spending by, oil and gas companies worldwide. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and difficult to predict and are likely to continue to be volatile. Oil and natural gas prices are subject to large fluctuations in response to relatively minor changes in supply and demand, economic growth trends, market uncertainty and a variety of other factors beyond our control. Price volatility continued throughout 2019 and, partially due to the emergence of the COVID-19 pandemic and failure of OPEC+ and other major producers to agree on production cuts, became more extreme in 2020 and 2021. In addition, oil prices are particularly sensitive to actual and perceived threats to global political stability and to changes in production from OPEC+ member states. The ongoing conflict, and the continuation of, or any increase in, the conflict between Russia and Ukraine, has led and may continue to lead to an increase in the volatility of global oil and gas prices, which could have a corresponding negative impact on the capital expenditure of oil and gas companies as a result of the higher perceived risk. In addition, the imposition of comprehensive sanctions against Russia (including in relation to the Russian energy sector) as well as the announcement of prohibitions on Russian oil and gas imports by certain members of the European Union, the United Kingdom, the United States, and certain other countries, as of March 2022, including additional countries that may enforce prohibitions of a similar nature in the future, has led to and is expected to continue to lead to an increase in the price of global oil and gas prices. Lower oil and natural gas prices generally lead to decreased spending by our customers, while higher oil and natural gas prices generally lead to increased spending up to a point. Our customers may also take into account the volatility of oil and natural gas prices and other risk factors and require higher returns for individual projects if there is higher perceived risk. Any of these factors could significantly affect the demand for oil and natural gas, which could affect the level of capital spending by our customers and in turn could have a material effect on our business, results of operations, financial condition and cash flow.

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
•
the ability of OPEC+ and other key oil-producing countries to set and maintain production levels for oil;
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
•
the level and effect of trading in commodity futures markets, including trading by commodity price speculators and others;
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

•
technological advances affecting energy exploration, production and consumption; and
•
raw material inflation and availability.

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

Our business may also be affected by new sanctions and export controls targeting Russia and other responses to Russia’s invasion of Ukraine.

As a result of Russia’s invasion of Ukraine, certain members of the European Union, the United Kingdom and the United States, among others, have developed coordinated sanctions and export-control measure packages.

Based on actions taken and other public statements to date, these packages may include:

•
comprehensive financial sanctions against certain state-owned enterprises and Russian banks (including SWIFT cut-off);
•
a prohibition on transactions related to the Russian Central Bank;
•
additional designations of Russian individuals with significant business interests and government connections;
•
designations of individuals and entities involved in Russian military activities;
•
restrictions on investment in the Russian energy sector;
•
enhanced export controls and trade sanctions targeting Russia's import of certain goods and technology; and
•
closure of airspace to Russian aircraft.

As the invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export-controls or other economic or military measures against Russia. Although, we have minimal operational exposure in Russia, representing less than $0.2 million of our revenues for the year ended December 31, 2021, and we do not intend to commit further capital towards projects in Russia, the impact the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and they could adversely affect oil and gas companies, including many of which are our customers, as well as the global supply chain. In addition, the continuation of the invasion of Ukraine by Russia could lead to other disruptions, instability and volatility in global markets and industries, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. We cannot assure you that cash on hand, letters of credit under the Credit Facility, and cash flow from operations will be sufficient to continue to fund our operations.

Furthermore, turmoil in the credit and financial markets could adversely affect financial institutions, inhibit lending and limit our access to funding through borrowings under the Credit Facility or obtaining other financing in the public or private capital markets on terms we believe to be reasonable. Prevailing market conditions could be adversely affected by the ongoing disruptions in domestic or overseas sovereign or corporate debt markets, low commodity prices or other factors impacting our business, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. In addition, there has been a relatively recent increased focus of debt and equity capital providers on environmental, social and governance (“ESG”) investing, and the energy industry faces growing negative sentiment in the market. This volatility, as well as this increased focus on ESG investing and growing negative sentiment, could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations, or to meet our other financial commitments.

Restrictive covenants in the Credit Facility could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

The Credit Facility imposes operating and financial restrictions. Unless all loans are paid off and letters of credit outstanding are cash collateralized and the Credit Agreement terminated, these restrictions limit the ability to, among other things, subject to permitted exceptions:

•
incur additional indebtedness;
•
make investments or loans;
•
create liens;
•
consummate mergers and similar fundamental changes;
•
make restricted payments;
•
make investments in unrestricted subsidiaries; and
•
enter into transactions with affiliates.

The restrictions contained in the Credit Facility could:

•
limit the ability to plan for, or react to, market conditions, to meet capital needs or otherwise to restrict our activities or business plan; and
•
adversely affect the ability to finance our operations or to engage in other business activities that would be in our interest.

The Credit Facility includes provisions that require mandatory prepayment of outstanding borrowings and/or a borrowing base redetermination when there are asset dispositions over a certain threshold, which could limit the ability to generate liquidity from asset sales. Also, the Credit Facility requires compliance with a specified financial ratio if triggered by an event of default or availability beneath specified thresholds. The ability to comply with this ratio may be affected by events beyond our control and, as a result, this ratio may not be met in circumstances when it is tested. This financial ratio restriction could limit the ability to obtain future financings, make needed capital expenditures, withstand a continued downturn in our business or a downturn in the economy in general or otherwise conduct necessary corporate activities. Declines in oil and natural gas prices could result in failure to meet one or more of the financial covenants under the Credit Facility, which could require refinancing or amendment of such obligations resulting in the payment of consent fees or higher interest rates, or require a capital raise at an inopportune time or on terms not favorable.

A breach of any of these covenants or the inability to comply with the required financial ratios or financial condition tests could result in a default under the Credit Facility. A default under the Credit Facility, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder and/or a requirement to cash collateralize letters of credit issued thereunder.

The COVID-19 pandemic continues to adversely affect our business, and the ultimate effect on our operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

The COVID-19 pandemic has had, and continues to have, a material impact on businesses around the world and the economic environments in which they operate. A number of jurisdictions in which we operate have implemented severe restrictions on the movement of their respective populations. The COVID-19 pandemic and efforts to mitigate its effect have had a substantial negative impact on the global economy and demand for oil, which has directly affected our business and progress of the Transformation Project. Although oil prices are back to pre-pandemic levels, driven by global vaccine distribution, an unfolding demand recovery, OPEC+ agreement on production volume, and a declining production base, if the demand for or price of crude oil does not further increase, our business, financial condition, results of operation and liquidity may be further materially and adversely affected. Our operations also may be further adversely affected if significant portions of our workforce continue to be unable to work effectively due to illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic.

In addition, the COVID-19 pandemic and certain related government mandated restrictions and limitations on business activities have caused disruptions and delays, which have strained certain domestic and international supply chains, and could continue to negatively affect the flow or availability of machinery, equipment, consumables, parts and vehicles. As a result of the COVID-19 pandemic, we are currently experiencing and may continue to experience shortages and delays in the shipments of key machinery, parts and consumables from our suppliers. If any of the foregoing were to continue to occur, we may not be able to find alternative suppliers on commercially reasonable terms or a timely basis, if at all. Any prolonged or subsequent disruptions or delays in our equipment, consumables, parts and other machinery, could have a material adverse effect on our business, results of operations, financial condition and cash flow.

We believe that the well-known impacts described above and other potential impacts include, but are not limited to, the following:

•
customers may attempt to cancel or delay projects or may attempt to invoke force majeure clauses in certain contracts resulting in a decreased or delayed demand for our products and services;
•
customers may also seek to delay payments, may default on payment obligations and/or seek bankruptcy protection that could delay or prevent collections of certain accounts receivable;
•
a need to preserve liquidity and volatility in the financial markets;
•
reduction of our global workforce to adjust to market conditions, including severance payments, retention issues, and an inability to hire employees when market conditions improve;
•
liabilities resulting from operational delays due to decreased productivity resulting from stay-at-home orders affecting the work force or facility closures resulting from the COVID-19 pandemic;
•
liabilities resulting from an inability to perform services due to limited manpower availability or an inability to travel to perform the services;
•
emergence of more infectious strains of the virus, vaccine hesitancy or increased business and social activities leading to increased spread of the virus;
•
other contractual or other legal claims from our customers resulting from the COVID-19 pandemic; and
•
infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties.

At this time, it is not possible to quantify these risks, but the combination of these factors could have a further material impact on our financial results. The ultimate extent to which the COVID-19 pandemic adversely affects our business, financial condition, results of operation and liquidity will depend on future developments, which are highly uncertain and cannot be predicted. These future developments include, but are not limited to, vaccine availability and acceptance, the effectiveness of vaccines against different strains of COVID-19, the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic. Disruptions and/or uncertainties related to the COVID-19 pandemic for a sustained period of time could result in, and have resulted to date in, delays or modifications to our strategic plans and initiatives and could hinder our ability to achieve our strategic goals. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the COVID-19 pandemic, will likely have the effect of heightening many of the other risks included in this Annual Report on Form 10-K. However, because the COVID-19 pandemic is unprecedented and continuously evolving, the other potential impacts to our risk factors are uncertain.

There are operating hazards inherent in the oil and gas industry that could expose us to substantial liabilities.

Our operations are subject to hazards inherent in the oil and gas industry that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside of our control. Typically, we provide products and services at a well site where our personnel and equipment are located together with personnel and equipment of our customer and other service providers. From time to time, personnel are injured or equipment or property is damaged or destroyed as a result of accidents, failed equipment, faulty products or services, failure of safety measures, uncontained formation pressures or other dangers inherent in oil and natural gas exploration, development and production. Any of these events can be the result of human error or purely accidental, and it may be difficult or impossible to definitively determine the ultimate cause of the event or whose personnel or equipment contributed thereto. All of these risks expose us to a wide range of significant health, safety and environmental risks and potentially substantial litigation claims for damages. With increasing frequency, our products and services are deployed in more challenging exploration, development and production locations. From time to time, customers and third parties may seek to hold us accountable for damages and costs incurred as a result of an accident, including pollution, even under circumstances where we believe we did not cause or contribute to the accident. Our insurance policies are subject to exclusions, limitations and other conditions, and may not protect us against liability for some types of events, including events involving a well blowout, or against losses from business interruption. Our insurance also may not cover losses associated with pandemics such as the COVID-19 pandemic. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate or on terms that we deem commercially reasonable, or at all. Any damages or losses that are not covered by insurance, or are in excess of policy limits or subject to substantial deductibles or retentions, could adversely affect our financial condition, results of operations and cash flows.

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

Our business is significantly affected by a wide range of environmental and worker health and safety laws and regulations in the areas in which we operate, including increasingly rigorous environmental laws and regulations governing air emissions, water discharges and waste management. Generally, these laws and regulations have become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties. The Macondo well explosion in 2010 resulted in additional regulation of our offshore operations, and similar onshore or offshore accidents in the future could result in additional increases in regulation. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, imposition of remedial requirements and issuance of injunctions as to future compliance.

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

Increasing concerns that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) may endanger public health and produce climate changes with significant physical effects, such as increased frequency and severity of storms, floods, droughts and other climatic events, have drawn significant attention from government agencies, environmental advocacy groups and technological initiatives aimed at reducing the use of hydrocarbons. In response, additional costly requirements and restrictions have been imposed on the oil and gas industry to regulate and reduce the emission of GHGs and transition to a global low carbon economy.

Specifically, the EPA has adopted regulations under existing provisions of the federal Clean Air Act which increase operational costs by requiring the monitoring and annual reporting of GHG emissions from oil and gas production, processing, transmission and storage facilities in the United States. Although the U.S. Congress has considered legislation to reduce emissions of GHGs, significant legislation has not yet been adopted to reduce GHG emissions at the federal level. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions through the completion of GHG emissions inventories and through cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting GHGs. Other non-U.S. governmental bodies such as the European Union have implemented similar policies aimed at reducing GHG emissions, including but not limited to carbon taxes, cap and trade programs, renewable fuel mandates, or other regulations targeting carbon intensive activities. Given the long-term trend towards increasing regulation, future federal and international GHG regulations of the oil and gas industry remain a possibility.

Climate change, environmental, social and governance, and sustainability are growing global movements. Continuing political and social attention to these issues has resulted in both existing and pending international agreements and national, regional or local legislation and regulatory measures, as well as society pressure in some areas, to limit GHG emissions and has been stated in the U.S. to be a priority of the new Biden Administration, as well as other initiatives. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France that proposed an agreement (the “Paris Agreement”) requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This agreement was signed by the United States in April 2016 and entered into force in November 2016. The United States is one of over 120 nations having ratified or otherwise consented to the agreement; however this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. Although the prior administration formally withdrew the United States from the Paris Agreement effective November 4, 2020, the new administration issued an executive order to rejoin the Paris climate agreement on January 20, 2021, effective on February 19, 2021.

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

At this stage, we cannot predict the impact of these or other initiatives on our or our customers’ operations, nor can we predict whether, or which of, other currently pending GHG emission proposals will be adopted, or what other actions may be taken by domestic or international regulatory bodies. The potential passage of climate change regulation may curtail production and demand for fossil fuels such as oil and gas in areas of the world where our customers operate and thus adversely affect future demand for our products and services, which may in turn adversely affect future results of operations.

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

Our performance could be adversely affected, especially in light of our emergence from bankruptcy, if we are unable to retain certain key employees and skilled technical personnel. Our ability to continue to expand the scope of our services and products depends in part on our ability to increase the size of our skilled labor force. The loss of the services of one or more of our key employees or the inability to employ or retain skilled technical personnel could adversely affect our operating results. In the past, the demand for skilled personnel has been high and the supply limited. We may also face a loss of workers and labor shortages as a result of vaccine mandates or requirements and enforcement of other COVID-19 regulations in jurisdictions where we operate. We have experienced increases in labor costs in recent years and may continue to do so in the future. Furthermore, these internal and external factors may also be impacted by our recent emergence from bankruptcy, the uncertainties currently facing us and the business environment and changes we may make to the organizational structure to adjust to changing circumstances.

We face significant competition in attracting and retaining talented employees. Further, managing succession for, and retention of, key executives is critical to our success, and our failure to do so could adversely affect our future performance.

Our ability to attract and retain qualified and experienced employees is essential to meet our current and future goals and objectives. There is no guarantee we will be able to attract and retain such employees or that competition among potential employers will not result in increased salaries or other benefits. If we are unable to retain existing employees or attract additional employees, we could experience a material adverse effect on our business and results of operations. We may not be able to locate or employ on acceptable terms qualified replacements for key executives if their services are no longer available. Furthermore, our business could be affected adversely if suitable replacement personnel are not recruited quickly or effectively. Our failure to adequately plan for succession of senior management and other key management roles or the failure of key employees to successfully transition into new roles could have a material adverse effect on our businesses and results of operations.

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
•
potential expropriation, seizure, deprivation, confiscation or nationalization of assets, or other governmental actions;
•
inflation;
•
deprivation of contract rights;
•
increased operating costs;
•
inability to collect receivables and longer receipt of payment cycles;
•
social unrest and protests, strikes, acts of terrorism, war or other armed conflict;
•
import-export quotas or restrictions, including tariffs and the risk of fines or penalties assessed for violations;
•
confiscatory taxation or other adverse tax policies;
•
currency exchange controls;
•
currency exchange rate fluctuations, devaluations and conversion restrictions;
•
potential submission of disputes to the jurisdiction of a foreign court or arbitration panel;
•
pandemics, such as the COVID-19 pandemic, or epidemics that disrupt our ability to transport personnel or equipment;
•
embargoes or other restrictive governmental actions that could limit our ability to operate in foreign countries;
•
trade and economic sanctions or other restrictions imposed by the European Union, the United States or other regions or countries;
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
•
theft of, or lack of sufficient legal protection for, proprietary technology and other intellectual property;
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

Some of the materials that we use are obtained from a limited group of suppliers. Our reliance on these suppliers involves several risks, including price increases, supply chain disruptions, inferior quality and a potential inability to obtain an adequate supply in a timely manner. We do not have long-term contracts with most of these sources, and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships. Further, a significant increase in the price of one or more of these materials could have a negative impact on our results of operations.

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

Federal oil and natural gas leases contain standard terms and require compliance with detailed Bureau of Safety and Environmental Enforcement (“BSEE”) and BOEM regulations and orders issued pursuant to various federal laws, including the Outer Continental Shelf Lands Act. In 2016, BOEM undertook a review of its historical policies and procedures for determining a lessee’s ability to decommission platforms on the Outer Continental Shelf (“OCS”) and whether lessees should furnish additional security, and in July 2016, BOEM issued a new Notice to Lessees requiring additional security for decommissioning activities. In January 2017, BOEM extended the implementation timeline for properties with co-lessees by an additional six months, and in June 2017 announced that the Notice to Lessees would be stayed while BOEM continued to review its implementation issues and continued industry engagement to gather additional information on the financial assurance program.

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

We cannot predict when these laws and regulations may be adopted or change in the future, particularly as a result of the U.S. presidential administration changing in January 2021. If BOEM withdraws the September 2020 rule proposal and proceeds to implement a rule or other regulatory action requiring additional security similar to the Notice to Lessees issued in July 2016 and we are unable to obtain the additional required bonds or post other acceptable security to secure of decommissioning obligations, BOEM may suspend or cancel operations at the oil and gas property or otherwise impose monetary penalties. Any of these actions could have a material adverse effect on our financial condition, operating cash flows and liquidity.

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

On the Emergence Date, in order to implement certain transactions contemplated by the Plan, the Stockholders Agreement was executed with each stockholder pursuant to the Plan (constituting all of the stockholders on the Emergence Date) and all other stockholders from time to time, to provide for certain of our governance matters. Two groups of these stockholders currently hold approximately 50.5% of our Class A Common Stock. Furthermore, pursuant to the Stockholders Agreement, these two groups of stockholders have appointed three of our six directors.

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

There is no existing trading market for shares of our Class A Common Stock, and no market for our shares may develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, our stockholders may be unable to liquidate an investment in our Class A Common Stock. Upon our emergence from bankruptcy, the Predecessor’s common stock was canceled and we issued new Class A Common Stock. The Class A Common Stock is not currently traded on a national securities exchange. There is no active market in the Class A Common Stock. No assurance can be given that an active market will develop for our Class A Common Stock or as to the liquidity of the trading market for our Class A Common Stock. Our Class A Common Stock may be traded only infrequently, if at all, and reliable market quotations may not be available. Holders of our Class A Common Stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market does not develop or is not maintained, significant sales of our Class A Common Stock, or the expectation of these sales, could materially and adversely affect the market price of our Class A Common Stock. For so long as our Class A Common Stock is not listed on a national securities exchange, our ability to access equity markets, obtain financing and provide equity incentives could be negatively impaired. Furthermore, certain transfers of our Class A Common Stock require an exemption from the registration requirements of the Securities Act and applicable state securities laws.

Provisions in the Stockholders Agreement could delay or prevent a change in control.

Certain provisions of our Stockholders Agreement may delay, discourage, prevent or render more difficult an attempt to obtain control of us, whether through a tender offer, business combination, proxy contest or otherwise. These provisions include, among other things, those that:

•
permit two groups of our stockholders to elect up to three members of our Board of Directors and limit the removal of such directors; and
•
restrict certain transfers (including acquisitions and dispositions) of our securities.

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

We do not have a class of our securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Until we do, we will not be required to provide certain reports to our stockholders. We are currently required to file periodic reports with the SEC by virtue of Section 15(d) of the Exchange Act. However, until we register a class of our securities under Section 12 of the Exchange Act, we are not subject to the SEC’s proxy rules, and large holders of our capital stock will not be subject to beneficial ownership reporting requirements under Sections 13 or 16 of the Exchange Act and their related rules. As a result, our stockholders and potential investors may not have available to them as much or as robust information as they may have if and when we become subject to those requirements.

General Risk Factors

From time to time, we are subject to various claims, litigation and other proceedings that could ultimately be resolved against us, requiring material future cash payments or charges, which could impair our financial condition or results of operations.

The size, nature and complexity of our business make us susceptible to various claims, both in litigation and binding arbitration proceedings. We may in the future become subject to various claims, which, if not resolved within amounts we have accrued, could have a material adverse effect on our financial position, results of operations or cash flows. In addition, during periods of depressed market conditions we may be subject to an increased risk of our customers, vendors, former employees and others initiating legal proceedings against us.

Any litigation or claims, even if fully indemnified or insured, could negatively impact our reputation among our customers and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

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

Our financial results depend on demand for our services and products in the U.S. and the international markets in which we operate. Declining economic conditions, negative perceptions about economic conditions, energy costs and supply chain disruptions, could result in a substantial decrease in demand for our services and products. World political events could also result in further U.S. military actions, terrorist attacks and related unrest. Military action by the U.S. or other nations could escalate and further acts of terrorism may occur in the U.S. or elsewhere. Such acts of terrorism could lead to, among other things, a loss of our investment in the country, impairment of the safety of our employees, extortion or kidnapping, and impairment of our ability to conduct our operations. Such developments have caused instability in the world’s financial and insurance markets in the past, and many experts believe that a confluence of worldwide factors could result in a prolonged period of economic uncertainty and slow growth in the future. In addition, any of these developments could lead to increased volatility in prices for oil and gas and could negatively affect the markets for our products and services. Insurance premiums could also increase and coverages may be unavailable.

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

Like most companies, we rely heavily on information technology networks and systems, including the Internet, to process, transmit and store electronic information, to manage or support a variety of our business operations, and to maintain various records, which may include information regarding our customers, employees or other third parties, and the integrity of these systems are essential for us to conduct our business and operations. We make significant efforts to maintain the security and integrity of these types of information and systems (and maintain contingency plans in the event of security breaches or system disruptions). However, we cannot provide assurance that our security efforts and measures will prevent security threats from materializing, unauthorized access to our systems, loss or destruction of data, account takeovers, or other forms of cyber-attacks or similar events, whether caused by mechanical failures, human error, fraud, malice, sabotage or otherwise. We have office employees who work remotely. Remote work relies heavily on the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes us to additional cybersecurity risks, including unauthorized access to sensitive information as a result of increased remote access and other cybersecurity related incidents. Cyber-attacks include, but are not limited to, malicious software, attempts to gain unauthorized access to data, unauthorized release of confidential or otherwise protected information and corruption of data. It is possible that our business, financial and other systems could be compromised, which could go unnoticed for a prolonged period of time. While various procedures and controls are being utilized to mitigate exposure to such risk, there can be no assurance that the procedures and controls that we implement, or which we cause third party service providers to implement, will be sufficient to protect our systems, information or other property. Additionally, customers as well as other third parties upon whom we rely face similar cybersecurity threats, which could directly or indirectly impact our business and operations. The frequency, scope and sophistication of cyber-attacks continue to grow, which increases the possibility that our security measures will be unable to prevent our systems’ improper functioning or the improper disclosure of proprietary information. Any failure of our information or communication systems, whether caused by attacks, mechanical failures, natural disasters or otherwise, could interrupt our operations, damage our reputation, or subject us to claims, any of which could materially adversely affect us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information on properties is contained in Part I, Item 1 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

From time to time, we are involved in various legal actions incidental to our business. However, based on current circumstances, we do not believe that the ultimate resolution of these proceedings, including any such proceedings described in the following two paragraphs hereof, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows. See the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

A subsidiary of ours is involved in legal proceedings with two former employees regarding the payment of royalties for a patentable product paid for by the subsidiary and developed while they worked for the subsidiary. On April 2, 2018, the former employees and their corporation filed a lawsuit (the “First Case”) in the Harris County District Court (the “District Court”) alleging that the royalty payments they had invoiced at 25% and for which they received payments since 2010, should have been paid at a rate of 50%. In May 2019, the jury issued a verdict in favor of the plaintiffs. On October 25, 2019, the court issued a final judgment against us, which we have fully secured with a bond. Oral arguments in front of the Court of Appeals are scheduled for April 2022. We strongly disagree with the verdict and believe the District Court committed several legal errors that should result in a reversal or remand of the case by the Court of Appeals.

A second case (the “Second Case”) was filed in District Court against the same subsidiary of ours bringing the same claims and seeking damages post judgment from the First Case until discontinuation of the sale of the product at issue by the subsidiary. In December 2020, the Court entered a final judgement for the Plaintiffs’ and the Second Case was stayed for the duration of our bankruptcy. We have filed an appeal and a Motion to Abate the Second Case pending the appeal of the First Case. The Motion to Abate the Second Case was granted on October 26, 2021 by the Court of Appeals. As of December 31, 2021, we have reserved $7.0 million for the judgements in the First Case and Second Case.

For the disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, we have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common equity consists of common stock that is privately held and there is no established public trading market. As of March 4, 2022, there were 622 stockholders of record for our Class A common stock and six stockholders of record for our Class B common stock.

As part of the transactions undertaken pursuant to the Plan, the record holders of certain of the 7.125% Notes and the 7.750% Notes contributed all of their allowed claims described in the Plan in exchange for either (i) a cash payout to be entirely funded by the Equity Rights Offering, or (ii) shares of the Class A common stock.

By the Emergence Date, we had completed the Equity Rights Offering in accordance with the Plan, which resulted in the issuance of 735,189 shares of Class A common stock to certain Accredited Cash Opt-Out Noteholders (as defined in the Plan). The Class A common stock issued in the Equity Rights Offering was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

On June 1, 2021, our Board of Directors (the “Board”) and the Compensation Committee of the Board (the “Compensation Committee”) approved and adopted our Management Incentive Plan, which provides for the grant of share-based and cash-based awards and, in connection therewith, the issuance from time to time of up to 1,999,869 shares of our Class B common stock, par value $0.01 per share.

Dividend Policy

We may determine to pay a cash dividend on our Class A Common Stock in the future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends and other factors that our Board of Directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness.

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

As used herein, “we,” “us”, “our” and similar terms refer to (i) prior to the Emergence Date (as defined below), SESI Holdings, Inc. (formerly known as Superior Energy Services, Inc.) (“Predecessor”) and its subsidiaries and (ii) after the Emergence Date, Superior Energy Services, Inc. (formerly known as Superior Newco, Inc.) and its subsidiaries (“Successor”). Additionally, as used herein, the following terms refer to our operations:

"Predecessor Period"	January 1, 2021 through February 2, 2021
"Successor Period"	February 3, 2021 through December 31, 2021

Executive Summary

General

We serve major, national and independent oil and natural gas exploration and production companies around the world and offer products and services with respect to the various phases of a well’s economic life cycle.

2021 was a transformative year at Superior. Following our emergence from bankruptcy, we embarked on a diligent effort to reconfigure our operations and organization to maximize shareholder value, enhance margin growth and have a more disciplined approach, both operationally and financially (the “Transformation Project”).

The Transformation Project has been focused around three sequential phases:

•
Business Unit Review – analyzing strategic changes and executing various non-core asset divestitures, which emphasized product optimization and margin enhancement to maximize the cash flow profile of our business units and focus on our core competencies (collectively, the “Business Unit Review”);
•
Geographic Focus – reviewing our footprint and improving capital efficiency by focusing on low-risk, high reward geographies to maximize returns; and
•
Right Size Support – streamlining support to match optimized business units that represent our core portfolio and consolidating our operational footprint to align the size of our operations with current demand to provide a superior value proposition and exhibit capital discipline.

The evaluation and implementation of the Business Unit Review is substantially complete, which has resulted in lower revenue with increased margins. The Right Size Support and Geographic Focus components are ongoing and should be completed during 2022.

Historically, we provided a wide variety of services and products to many markets within the energy industry. During 2021, we realigned our core businesses to focus on products and services that we believe meet the criteria of (1) being critical to our customers’ oil and gas operations, (2) facing low or no competition from the three largest global oilfield service companies, (3) requiring deep technical expertise through the design or use of our product or service, and (4) being unlikely to become a commoditized product or service to our customers. The result of this approach is a portfolio of business lines grounded in our core mission of providing high quality products and services while maintaining the trust and serving the needs of our customers, with an emphasis on free cash flow generation and capital efficiency for us.

In connection with our Transformation Project, our reportable segments were changed to Rentals and Well Services.

Rentals Segment

•
Premium drill pipe (Workstrings International (“Workstrings”) – Workstrings is a global provider with an extensive inventory of high specification downhole rental tubulars and accessories critical to the drilling and completion of the most challenging wells. Workstrings has five decades of experience grounded in technological innovation committed to meeting customer demands for ever changing well designs and advancing rig capabilities. In addition to the significant focus on meeting customer needs and maintaining their trust, this business operates in a segment of the industry with other high barriers to entry including, but not limited to, providing solutions to challenging technical problems, upfront capital requirements and the ability to maintain and store significant quantities of drill pipe. Workstrings partners with major operators, national oil companies and independents to innovate technology and techniques to drill and complete wells safely and efficiently with expected performance and minimal downtime. With inventory staged strategically around the world, Workstrings can deploy quickly to meet customer demands. In 2021, Workstrings achieved the milestone of completing over 3,000 engineered string designs, supplied the pipe used in a record-breaking 28,789 feet flowline cleanout operation in the Gulf of Mexico, and broke the world record for landing string hook load recorded at 2,402 MM lbs.
•
Bottom hole drilling assembly accessories (Stabil Drill) - Provides comprehensive Bottom Hole Assembly (BHA) support, ranging from custom component engineering and fabrication to rental drilling tools and repairs. The organization is focused on helping customers achieve optimal drilling performance with an extensive inventory of reliable rental tools, from stabilizers to subs. Stabil Drill has a global distribution system at 19 locations in seven countries, and in-house design and manufacturing giving customers more control over component specifications, quality and logistics. Stabil Drill boasts the largest fleets of BHA tools in the US with more than 50,000 tools ready to rent.
•
Offshore accommodations rental (HB Rentals) – A market leading provider of maritime temporary accommodations for offshore projects. The company has highly specialized expertise in executing complex projects for clients.

Well Services Segment

•
Engineering consulting, well containment and training (Wild Well Control (“Wild Well”)) – A leading provider of onshore and offshore well control emergency response, pressure control, relief well planning, engineering, and training services. Wild Well has over four decades of deep industry expertise in providing consulting services that design programs to avoid and mitigate challenging well problems and to provide emergency response services. The combination of outstanding judgement with years of experience provides a strong value proposition for our clients. Wild Well’s over 45 years of experience and dedicated engineering and operations team is unrivaled, responding to an estimated 80% of the global well control response market. In 2021, Wild Well reached the milestone of completing 80 relief well intersects to date. Wild Well has nine training locations around the world and issues 25% of all IADC Well Control certificates worldwide.
•
Hydraulic workover and snubbing (International Snubbing Services (“ISS”)) - ISS is a global provider of hydraulic workover, snubbing, P&A and well control services and equipment. ISS manufactures and maintains custom built equipment strictly for both live and dead well intervention applications. ISS’s talented and experienced team utilizes technology, innovation and operational judgement to address challenging wells that have a problem with pressure, providing value and meeting the needs of clients.
•
Sand control, stimulation, production, and injection well completions (Superior Completion Services) – Global provider with deep experience in delivering timely completion solutions and innovative technologies for the most challenging environments. This operation offers timely and strategic solutions in downhole sand control, stimulation, production, and injection well completions to maximize the safety, efficiency, and profitability of wells in the most challenging environments, such as deep water Gulf of Mexico and Brazil.

In addition to the specific product lines mentioned above, the Company operates a basket of services globally called International Production Services (included in the Well Services Segment). This business has value accretive operations particularly in Argentina and Kuwait. International Production Services is a key part of the “Geographic Focus” portion of our ongoing transformation efforts discussed above as we look to focus on geographies that allow us to maximize return on investments.

2021 Accomplishments and Transformation Initiatives

In 2021, we substantially completed the Business Unit Review segment of the transformation initiative. We believe this positions us to build on a simplified, post-transformation business model, which, through operational efficiencies and improving market conditions, is driving enhanced margins and returns. Additionally, we believe our strategy provides us with the opportunity to grow our most value-added businesses such as premium drill pipe and bottom hole drilling assembly rental businesses. We expect this, in turn, to reduce our dependency on an increasingly competitive oilfield labor, and higher risk company-owned transportation fleets.

We also narrowed our geographic focus to key countries the we believe are more favorable to US based companies. We will continue to align our global footprint with our strategy, staying streamlined, focused, and operating where customers most value our products, services and expertise.

Throughout the significant transformation initiatives, we have remained focused on sustainability through the lens of Safety and Our Shared Core Values, with businesses continuing to execute our plan that puts worker safety, environmental stewardship and service quality as top priorities.

The core values of respect without discrimination and a commitment to being good citizens in communities where we live and work are part of our culture. This is most evident in how our employees show up for their colleagues in need. In 2021, the employee-led Catastrophic Relief Fund provided grants to employees who experienced property loss and damage due to the effects of winter storm Uri and Hurricane Ida. This resulted in at least 50 grants for employees totaling more than $120,000. We will continue to build on the trust and care we cultivate as part of our culture moving into the next phases of our transformation.

In response to an active dialog with customers, who are focused on ESG performance and accountability within their own supply chains, our strategic initiatives and divestitures support the goal of having a continually improving sustainability program. In 2021, the divestitures of our water hauling and storage business and land service rigs greatly reduced our truck and trailer fleet, reducing our overall carbon footprint.

Substantial transformation efforts in 2021 were focused on the divestitures and liquidation of our US onshore service operations and assets, including our fluid and well service businesses to consolidators. These businesses are labor intensive and we believe would have required significant capital investment to refurbish existing units and acquire new upgraded models in order to remain competitive.

The onshore segment of HB Rentals’ accommodations business and the Gulf of Mexico coil tubing business were both divested as going concerns. We completed the liquidation of hydraulic fracturing equipment, along with the US onshore coiled tubing equipment of IPS and the non-P&A wireline and slickline assets of Warrior’s Gulf of Mexico shelf operations. In total, the divestitures of non-core assets generated $98.3 million in cash and substantial go-forward G&A savings.

With these divestitures, our employees were an important consideration; most of our employees were retained by the acquirors.

Further strategic realignment within the remaining business units was critical to improving our operational efficiencies and increasing our margins. We believe we are realizing significant efficiencies by consolidating businesses that operated primarily in South Louisiana. For example, our HB Rentals, ISS, Stabil Drill, and Warrior businesses were merged into one division - Rental and Specialty. These businesses continue to operate under their existing brands, but now have common leadership and consolidated support services.

These tireless and continued efforts to execute on our transformation directives position us as a streamlined and healthy business with the ability to withstand industry cycles, focused on the operational excellence our businesses are known for throughout the world.

Strategic Outlook

As we embark on 2022 and look ahead to the future, we believe Superior is positioned as an attractive, value-added participant in the oilfield service sector, demonstrating operational excellence and generating cash flow through industry cycles. The company emerged from bankruptcy without any debt, significant cash, and optionality to participate in accretive opportunities that may arise through further sector consolidation. In 2022, we expect capital expenditures to be invested primarily in our high-value product lines. While we have been more focused recently on organic growth and operational excellence, our significant and growing cash balance provides us with the opportunity to consider both complementary product lines building on our existing portfolio as well as returning capital to our shareholders in the form of dividends or stock repurchases.

Throughout the remainder of 2022 and into 2023, we will continue our focus on executing the final phases of the transformation strategies set forth in 2021, reducing our geographic footprint and streamlining our operational support function to align with the current size of our operations. Maintaining an opportunistic and disciplined approach to growth, along with consolidating and controlling costs within our portfolio of core product lines, will further our mission of providing high quality products, maintaining the trust of our customers, and creating value for our stakeholders.

Voluntary Reorganization Under Chapter 11

On December 4, 2020, we and certain of our direct and indirect wholly-owned domestic subsidiaries (the “Affiliate Debtors”) entered into an Amended and Restated Restructuring Support Agreement (the “Amended RSA”) that amended and restated in its entirety the Restructuring Support Agreement (the “RSA”), dated September 29, 2020, with certain holders of SESI, L.L.C.’s (“SESI”) outstanding (i) 7.125% senior unsecured notes due 2021 (the “7.125% Notes”) and (ii) 7.750% senior unsecured notes due 2024 (the “7.750% Notes”). The parties to the Amended RSA agreed to the principal terms of a proposed financial restructuring of the Affiliate Debtors, which was implemented through the Plan (as defined below).

On December 7, 2020, the Affiliate Debtors filed the Chapter 11 Cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, and, in connection therewith, the Affiliate Debtors filed with the Bankruptcy Court the proposed Joint Prepackaged Plan of Reorganization under the Bankruptcy Code (as amended, modified or supplemented from time to time, the “Plan”). After commencement of the Chapter 11 Cases, the Affiliate Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with the Chapter 11 Cases, the Affiliate Debtors filed a motion for approval of a debtor-in-possession financing facility, and on December 8, 2020, the Bankruptcy Court approved such motion and entered an interim order approving the financing (the “Interim DIP Order”). In accordance with the Interim DIP Order, on December 9, 2020, we, as guarantor and SESI, as borrower, entered into a $120 million Senior Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Facility”). On January 9, 2021, the Bankruptcy Court approved the Affiliate Debtors’ entry into the DIP Credit Facility on a final basis.

On January 19, 2021, the Bankruptcy Court entered an order, Docket No. 289, confirming and approving the Plan.

Emergence from Voluntary Reorganization Under Chapter 11

On February 2, 2021 (the “Emergence Date”), the conditions to effectiveness of the Plan were satisfied or waived and we emerged from Chapter 11.

Bankruptcy Claims

During the Chapter 11 Cases, the Affiliate Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Affiliate Debtors, subject to the assumptions filed in connection therewith. Certain holders of pre-petition claims that were not governmental units were required to file proofs of claim by the bar date of January 7, 2021. Certain holders of pre-petition claims that were governmental units were required to file proofs of claim by the bar date of June 7, 2021. The Affiliate Debtors’ have received proofs of claim, primarily representing general unsecured claims, of approximately $1.7 billion. The Bankruptcy Court disallows claims that have been acknowledged as duplicates. Claims totaling approximately $1.4 billion have been withdrawn or disallowed. As a result of the claims resolution process post-emergence, the Affiliate Debtors agreed to allow certain claims classified per the Plan as Class 6 General Unsecured Claims against the Parent. Per ASC 852-10, liabilities are measured at their allowed claim amount, and the result of allowing these claims increased liabilities subject to compromise prior to emergence.

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
•
General unsecured creditors for the Predecessor received their pro rata share of a cash pool in the amount of $125,000;
•
Eligible holders of the claims arising as a result of holding either the 7.125% Notes or the 7.750% Notes against the Affiliate Debtors received their pro rata share of:
•
A cash payment equal to 2% of the principal amount of 7.125% Notes or 7.750% Notes held by all holders who did not opt out of receiving a cash payout; or
•
Solely to the extent that such a holder timely and validly elected to opt out of receiving the cash payout or was otherwise deemed to have opted out of receiving the cash payout, (A) 100% of the Class A common stock issued and outstanding on the Emergence Date, subject to dilution, and (B), to the extent such holder was an “accredited investor” or “qualified institutional buyer” within the meaning of the SEC’s rules, subscription rights to participate in the Equity Rights Offering;
•
The Affiliate Debtors conducted the Equity Rights Offering through an offering of subscription rights for the purchase of Class A common stock on a pro rata basis; and,
•
Predecessor equity interests were cancelled and new Class A common stock was issued to settle claims arising as a result of holding either the 7.125% Notes or the 7.750% Notes, as noted above.

Prior to the Emergence Date, the Equity Rights Offering was completed in accordance with the Plan, which resulted in the issuance of 735,189 shares of Class A Common Stock. The Class A Common Stock issued in the Equity Rights Offering was exempt from registration under the Securities Act pursuant to section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

The costs of our efforts to restructure our capital, prior to and during the Chapter 11 Cases, along with all other costs incurred in connection with the Chapter 11 Cases, have been material.

On the Emergence Date, pursuant to the terms of the Plan, we filed an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and a Certificate of Amendment of Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”).

Also, on the Emergence Date, and pursuant to the terms of the Plan, we adopted the Amended and Restated Bylaws (the “Bylaws”). The descriptions of the Certificate of Incorporation and the Bylaws are qualified in their entirety by reference to the full texts of the Certificate of Incorporation, Bylaws, and Certificate of Amendment which are incorporated by reference herein.

Credit Facility

On the Emergence Date, pursuant to the Plan, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and letter of credit issuers named therein providing for a $120.0 million asset-based secured revolving Credit Facility, all of which is available for the issuance of letters of credit (the “Credit Facility”). The issuance of letters of credit will reduce availability under the Credit Facility dollar-for-dollar. On the Emergence Date, the Credit Facility replaced the DIP Credit Facility and the undrawn letters of credit outstanding under the former DIP Credit Facility were deemed outstanding under the Credit Facility. All accrued and unpaid fees and other amounts outstanding thereunder were paid in cash in full as well. The Credit Facility will mature on December 9, 2024.

The borrowing base under the Credit Facility is determined by reference to SESI’s and its subsidiary guarantors’ (i) eligible accounts receivable, (ii) eligible inventory, (iii) solely during the period from the Emergence Date until the earlier of December 9, 2022 and the date that unrestricted cash of SESI and its wholly-owned subsidiaries is less than $75.0 million, eligible premium rental drill pipe and (iv) so long as there are no loans outstanding at such time, certain cash of SESI and its subsidiary guarantors, less reserves established by the administrative agent in its permitted discretion.

Availability under the Credit Facility will be the lesser of (i) the commitments and (ii) the borrowing base. Subject to certain conditions, upon request and with the consent of the participating lenders, the total commitments under the Credit Facility may be increased to $170.0 million. SESI’s obligations under the Credit Facility are guaranteed by us and all of SESI’s material domestic subsidiaries and secured by substantially all of our, SESI’s and the subsidiary guarantors’ assets, other than real property.

Any borrowings under the Credit Facility will bear interest, at SESI’s option, at either an adjusted LIBOR rate plus an applicable margin ranging from 3.00% to 3.50% per annum, or an alternate base rate plus an applicable margin ranging from 2.00% to 2.50% per annum, in each case on the basis of the consolidated fixed charge coverage ratio. In addition, SESI is required to pay (i) a letter of credit fee, (ii) to the issuing lender of each letter of credit, a fronting fee and (iii) commitment fees. Upon the cessation of LIBOR, the Credit Facility provides for the use of alternative benchmark rates for the determination of the borrowing rate, and the cessation of LIBOR will not have a material impact on us.

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

On February 10, 2022, we entered into a Third Amendment to Credit Agreement to, among other things, provide us with additional flexibility around making asset sales. Specifically, the Credit Agreement was amended to refresh the amount of properties sold, transferred or otherwise disposed of pursuant to the “Substantial Portion” exception to $0 as of January 31, 2022. The “Substantial Portion” exception allows us to sell, transfer or otherwise dispose of properties so long as the aggregate value of all such properties sold, transferred or otherwise disposed of do not exceed (a) 10% of our gross book value of the assets during the four fiscal year quarter period ending with the fiscal quarter in which such determination is made, or (b) 10% of our consolidated net sales or net income during the four fiscal year quarter period ending with the fiscal quarter in which such determination is made. The Credit Agreement was also amended to add a new asset sale exception that allows us to make additional asset sales up to $25.0 million so long as (a) liquidity is greater than $100.0 million, (ii) unused availability under the Credit Agreement is greater than $25.0 million, and (iii) we receive 100% cash consideration to the extent that the property being sold is otherwise included in the calculation of the borrowing base under the Credit Agreement.

On March 8, 2022, we entered into a Fourth Amendment and Waiver to Credit Agreement to, among other things, permit us to file SES Energy Services India Pvt. Ltd, a private limited company of India and an indirect subsidiary, for bankruptcy under the Insolvency and Bankruptcy Code of India without triggering a default under the Credit Agreement.

The foregoing description of the Credit Facility, including the related amendments thereto, is a summary only and is qualified in its entirety by reference to the Credit Agreement, which is incorporated herein by reference.

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

Amendments to Stockholders Agreement

We and stockholders holding a majority of our Class A common stock entered into an amendment to the Stockholders Agreement, effective May 14, 2021, extending the deadline to provide our stockholders unaudited consolidated quarterly financial statements from 45 days after the conclusion of a quarter to 60 days after such quarter (or, if applicable, the first business day thereafter).

We and stockholders holding a majority of our Class A common stock entered into the Second Amendment to the Stockholders Agreement, effective May 31, 2021, extending the deadline to provide our stockholders the unaudited consolidated quarterly financial statements for the quarter ended March 31, 2021 to no later than July 15, 2021.

We and stockholders holding a majority of our Class A common stock entered into the Third Amendment to the Stockholders Agreement, effective as of July 14, 2021, extending the deadline to provide our stockholders the unaudited consolidated quarterly financial statements for the quarters ended March 31, 2021 and June 30, 2021 to no later than September 30, 2021 and October 31, 2021, respectively.

We and stockholders holding a majority of our Class A common stock entered the Fourth Amendment to the Stockholders Agreement, effective as of November 15, 2021, extending the deadline to provide its stockholders the unaudited consolidated quarterly financial statements for the quarters ended September 30, 2021 to no later than December 10, 2021 and making certain technical amendments to the financial statement delivery mechanics.

We and stockholders holding a majority of our Class A common stock entered into the Fifth Amendment to the Stockholders Agreement, effective as of February 9, 2022, which provides that if an officer or other authorized agent has been granted authority to approve a matter or take other action pursuant to a board-approved delegation of authority matrix, prior approval of the board will be deemed obtained without any further approval from the board.

COVID-19 Pandemic and Market Conditions

Our operations continue to be disrupted due to the circumstances surrounding the COVID-19 pandemic. The significant business disruption resulting from the COVID-19 pandemic has impacted customers, vendors and suppliers in all geographical areas where we operate. The closure of non-essential business facilities and restrictions on travel put in place by governments around the world have significantly reduced economic activity. In particular, as a result of the COVID-19 pandemic and certain related government mandated restrictions, we are currently experiencing and may continue to experience shortages and delays in the shipments of key drilling tools and certain consumables from our suppliers. See “Risk Factors – The COVID-19 pandemic has had and may continue to have an adverse effect on our supply chain in ways that remain unpredictable.”

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

In addition, vaccine mandates may be announced in jurisdictions in which our businesses operate. Our implementation of any such requirements if and when they are deemed to be enforceable may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business and financial condition, and may result in costs of compliance that are difficult to quantify at this time and may also impact our financial condition.

Commodity prices continue to be impacted by the global containment of the virus, pace of economic recovery, as well as changes to OPEC+ production levels. There is increased economic optimism as governments worldwide continue to distribute the COVID-19 vaccines. However, although vaccination campaigns are underway, several regions, including areas of the United States, have been and continue to deal with a rebound in the pandemic. There is also concern about whether vaccines will be effective against different strains of the virus that have developed and may develop in the future. West Texas Intermediate (“WTI”) oil spot prices have recovered to pre-pandemic levels. WTI oil prices and rig count averages have both increased during 2021 as compared to 2020. OPEC+ continues to meet regularly to review the state of global oil supply, demand and inventory levels. With the current shortage of other sources of energy, and the economic growth associated with what appears to be a global emergence from the pandemic, the demand for and price of oil has improved. In addition, Russia’s military incursion into Ukraine has led to, and could continue to, give a rise to regional instability and result in heightened economic sanctions by the certain members of the European Union, the United Kingdom, the United

States, and certain other members of the international community that, in turn, could increase uncertainty with respect to global financial markets and production output from OPEC+ and other crude oil producing nations.

Industry Trends

The oil and gas industry is both cyclical and seasonal. The level of spending by oil and gas companies is highly influenced by current and expected demand as well as future prices of oil and natural gas. Changes in spending resulted in an increased or decreased demand for our services and products. Rig counts are an indicator of the level of spending by oil and gas companies.

Our financial performance is significantly affected by the rig count in the U.S. land and offshore market areas as well as oil and natural gas prices and worldwide rig count, which are summarized in the table below.

			2021 to 2020		2020 to 2019
	2021	2020	Change	2019	Change
Worldwide Rig Count (1)
U.S.:
Land	464	417	11%	920	(55)%
Offshore	14	16	(13)%	23	(30)%
Total	478	433	10%	943	(54)%
International (2)	755	825	(8)%	1,098	(25)%
Worldwide Total	1,233	1,258	(2)%	2,041	(38)%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$68.14	$39.16	74%	$56.98	(31)%
Natural Gas (Henry Hub)	$3.91	$2.03	93%	$2.57	(21)%

(1)
Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Co. rig count information.
(2)
Excludes Canadian rig count.

Comparison of the Results of Operations for the Years Ended December 31, 2021 and 2020

The following table sets forth consolidated results of operations for the periods indicated. The Successor Period and the Predecessor Period are distinct reporting periods as a result of our emergence from bankruptcy. References in these results of operations to changes in comparison to the year ended December 31, 2020 combine the Successor Period and Predecessor Period (the “Combined Year”) results for the year ended December 31, 2021 in order to provide some comparability of such information to the year ended December 31, 2020. While this combined presentation is not presented according to generally accepted accounting principles in the United States of America (“GAAP”) and no comparable GAAP measures are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons to the year ended December 31, 2020 as reviewing the Successor Period results in isolation would not be useful in identifying trends in or reaching conclusions regarding our overall operating performance.

	Successor	Predecessor	Non-GAAP	Predecessor
	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	For the Combined Year ended December 31, 2021	For the Year Ended December 31, 2020	Change

Revenues	$648,754	$45,928	$694,682	$667,249	$27,433

Cost of revenues	422,252	29,773	452,025	408,131	43,894
Depreciation, depletion, amortization and accretion	219,859	8,358	228,217	115,771	112,446
General and administrative expenses	117,575	11,052	128,627	205,773	(77,146)
Restructuring expenses	22,952	1,270	24,222	47,055	(22,833)
Other expenses	16,726	-	16,726	-	16,726
Reduction in value of assets	-	-	-	23,775	(23,775)
Loss from operations	(150,610)	(4,525)	(155,135)	(133,256)	(21,879)

Other income (expense):
Interest income (expense), net	2,331	202	2,533	(92,426)	94,959
Reorganization items, net	-	335,560	335,560	(19,520)	355,080
Other expense	(7,128)	(2,105)	(9,233)	(9,229)	(4)
Income (loss) from continuing operations before income taxes	(155,407)	329,132	173,725	(254,431)	428,156
Income tax (expense) benefit	33,298	(60,003)	(26,705)	26,888	(53,593)
Net income (loss) from continuing operations	(122,109)	269,129	147,020	(227,543)	374,563
Loss from discontinued operations, net of income tax	(40,069)	(352)	(40,421)	(168,687)	128,266
Net income (loss)	$(162,178)	$268,777	$106,599	$(396,230)	$502,829

Net income for the Combined Year was $106.6 million, which compares to a net loss for the prior year of $396.2 million. The Combined Year net income was driven primarily by recognition of a $335.6 million gain in Reorganization items, net primarily due to debt forgiveness as part of our emergence from bankruptcy. Also included in the results for the Combined Year was a pre-tax charge of $24.2 million related to restructuring activities and other expense of $16.7 million, which primarily relate to charges associated with asset disposals.

Revenues and Cost of Revenues

Revenue for the Combined Year was $694.7 million, an increase of $27.4 million, or 4.1%, from the prior year. Cost of revenues for the Combined Year was $452.0 million, an increase of $43.9 million, or 10.8%, from the prior year. Both revenues and cost of revenues in the prior year were severely impacted by the effects of COVID-19, and the increase in our results in the Combined Year were driven by improvements in our Well Services business related to operations in Latin America and improvements in our well control services, partially offset by declines in well completion services. Additionally, during the Combined Year, we incurred shut down costs of $8.7 million at certain locations primarily in our Well Services segment which include costs associated with the severance of personnel and write-down of inventory at these locations.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion was $228.2 million during the Combined Year compared to $115.8 million during the prior year. The increase is related to both an increase in the carrying value of our assets and lower average remaining useful lives as a result of fair value adjustments recorded as a part of fresh start accounting. Depreciation expense in the Combined Year was impacted by the valuation process under fresh start accounting. Certain fully depreciated assets were assigned an estimated fair value of approximately $197.5 million and a remaining useful life of less than 36 months which significantly increased the amount of depreciation expense recorded in the Combined Year. Depreciation expense for these previously fully depreciated assets was $167.5 million for the Combined Year. Depreciation expense for the year ending December 31, 2022 is expected to decline significantly from the Combined Year.

General and Administrative Expenses

General and administrative expense was $128.6 million during the Combined Year compared to $205.8 million during the prior year. The decrease is the result of our continued focus on limiting spending and reducing our cost structure.

Restructuring Expenses

Restructuring expenses during the Combined Year were $24.2 million and primarily relate to severance expenses and costs related to executive officers that resigned during the period as well as professional fees associated with our previously discussed Transformation Project.

Restructuring expenses for the year ended December 31, 2020 were $47.1 million, and include $31.5 million of advisory and professional fees relating to the Chapter 11 Cases and $15.6 million related to the RSA premium paid to certain Consenting Noteholders pursuant to the RSA (the “RSA Premium”).

Other Expenses

Other expenses during the Combined Year were $16.7 million. Other expenses comprised $13.1 million related to our Wells Services segment, which includes approximately $11.7 million from exit activities related to SES Energy Services India Pvt. Ltd, and $3.6 million related to our Rentals segment. Other expenses primarily relate to charges recorded as part of our strategic disposal of low margin assets in line with our Transformation Project strategy and includes gains/losses on asset sales, as well as impairments primarily related to long-lived assets.

Reduction in Value of Assets

The reduction in value of assets recorded in 2020 was $23.8 million and was related to impairment of our long-lived assets, primarily in our Well Services segment.

Reorganization items, net

Reorganization items, net were $335.6 million during the Combined Year. See Note 3 – Fresh Start Accounting to our consolidated financial statements for additional information.

Interest Income (Expense), net

Interest income was $2.5 million for the Combined Year as compared to interest expense of $92.4 million for the prior year. Interest expense for the prior year was a result of outstanding debt which was subsequently eliminated as a liability subject to compromise and settled in accordance with the Plan. See Note 3 – Fresh Start Accounting to our consolidated financial statements for additional information.

Income Taxes

The effective tax rate for the Successor Period and the Predecessor Period was 21.4%, and 18.2%, respectively.

The tax rate in the Successor Period is different from the blended federal and state statutory rate of 22.5% primarily from non-deductible items and foreign losses for which no tax benefit was recorded.

The tax rate in the Predecessor Period is different from the blended federal and state statutory rate of 22.5% primarily from the adoption of fresh start accounting during the period. The cancellation of indebtedness income resulting from the restructuring has significantly reduced our US tax attributes, including but not limited to net operating loss carryforwards. We experienced an ownership change under Sec. 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which is anticipated to limit certain remaining tax attributes.

The effective tax rate for the prior year was 10.6%. The tax rate is different from the blended federal and state statutory rate of 22.5% primarily from foreign losses for which no tax benefit was recorded.

Discontinued Operations

Loss from discontinued operations, net of tax, was $40.4 million for the Combined Year as compared to $168.7 million for the prior year. See Note 14 - Discontinued Operations to our consolidated financial statements for further discussion.

Comparison of the Results of Operations for the Years Ended December 31, 2020 and 2019

For 2020, our revenue was $667.2 million, a decrease of $304.8 million or 31%, as compared to 2019. Net loss from continuing operations was $227.5 million, and net loss was $396.2 million. Included in the results for 2020 were pre-tax charges of $47.1 million related to restructuring expenses, $23.8 million related to a reduction in value of assets, and $19.5 million related to reorganization items. For 2019, our revenue was $972.1 million, resulting in a loss from continuing operations of $90.3 million, and a net loss of $255.7 million. Included in the results for 2019 was a pre-tax charge of $9.3 million related to a reduction in value of assets.

The following table compares our operating results for 2020 and 2019 (in thousands). Cost of revenues excludes depreciation, depletion, amortization and accretion for each of our business segments.

	Year ended December 31,
	2020	2019	Change

Revenues	$667,249	$972,052	$(304,803)

Cost of revenues	408,131	558,265	(150,134)
Depreciation, depletion, amortization and accretion	115,771	146,791	(31,020)
General and administrative expenses	205,773	244,403	(38,630)
Restructuring expenses	47,055	-	47,055
Other expenses	-	-	-
Reduction in value of assets	23,775	9,293	14,482
Loss from operations	(133,256)	13,300	(146,556)

Other income (expense):
Interest income (expense), net	(92,426)	(98,339)	5,913
Reorganization items, net	(19,520)	-	(19,520)
Other expense	(9,229)	(2,484)	(6,745)
Income (loss) from continuing operations before income taxes	(254,431)	(87,523)	(166,908)
Income tax (expense) benefit	26,888	(2,733)	29,621
Net income (loss) from continuing operations	(227,543)	(90,256)	(137,287)
Loss from discontinued operations, net of income tax	(168,687)	(165,465)	(3,222)
Net income (loss)	$(396,230)	$(255,721)	$(140,509)

Revenues and Cost of Revenues

Revenue for 2020 was $667.2 million, a decrease of $304.8 million, or 31.4%, from the prior year. Cost of revenues for 2020 was $408.1 million, a decrease of $150.1 million, or 26.9%, from the prior year. Both revenues and cost of revenues in 2020 were severely impacted by the effects of COVID-19, as we experienced declines in each geographic market in which we operated, from declines in demand and rig counts.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion decreased to $115.8 million during 2020 from $146.8 million in 2019. The decrease in depreciation, depletion, amortization and accretion was primarily due to impairments of long-lived assets during 2020 and 2019 in addition to assets becoming fully depreciated.

General and Administrative Expenses

General and administrative expenses decreased to $205.8 million during 2020 from $244.4 million in 2019. Total general and administrative expenses decreased primarily due to our continued focus on limiting spending and reducing our cost structure.

Restructuring Expenses

Restructuring expenses were $47.1 million for the year ended December 31, 2020. These prepetition restructuring expenses include $31.5 million of advisory and professional fees relating to the Chapter 11 Cases and $15.6 million related to the RSA Premium. There were no prepetition charges during 2019.

Reduction in Value of Assets

The reduction in value of assets recorded in 2020 was $23.8 million as compared to $9.3 million in 2019. The reduction in value of assets during both 2020 and 2019 was related to impairment of our long-lived assets, primarily in our Well Services segment. See the Notes to our consolidated financial statements for further discussion.

Reorganization Expenses

Reorganization expenses were $19.5 million for the year ended December 31, 2020. These post-petition reorganization expenses are comprised primarily of unamortized debt issuance costs, expenses related to rejected leases, and post-petition professional fees related to the Chapter 11 Cases. There were no reorganization expenses during 2019.

Income Taxes

Our effective tax rate for 2020 was 10.6% compared to a negative 3.1% for 2019.

Discontinued Operations

Loss from discontinued operations, net of tax, was $168.7 million for 2020 as compared to $165.5 million for 2019. See the Notes to our consolidated financial statements for further discussion.

Liquidity and Capital Resources

Cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Certain sources and uses of cash, such as our level of discretionary capital expenditures and divestitures of non-core assets, are within our control and are adjusted as necessary based on market conditions.

Also impacting liquidity is the state of the global economy, which impacts oil and natural gas consumption. Our operations continue to be disrupted due to the circumstances surrounding the COVID-19 pandemic. The significant business disruption resulting from the COVID-19 pandemic has impacted customers, vendors and suppliers in all geographical areas where we operate. The closure of non-essential business facilities and restrictions on travel put in place by governments around the world have significantly reduced economic activity. Also, the COVID-19 pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. There is increased economic optimism in 2022 as governments worldwide continue to distribute the COVID-19 vaccines and supplemental vaccine boosters. However, although vaccination campaigns are underway, several regions, including areas of the United States, have been and continue to deal with a rebound in the pandemic. There is also concern about whether vaccines will be effective against different strains of the virus that have developed and may develop in the future. Even though signs of economic recovery centered on COVID-19 mitigation, global vaccine distribution, and re-opening efforts make demand for oil and gas difficult to project, we believe demand is recovering and prices will be positively impacted.

Debt Instruments

On the Emergence Date, pursuant to the Plan, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and letter of credit issuers named therein providing for a $120.0 million asset-based secured revolving Credit Facility, all of which is available for the issuance of letters of credit. The issuance of letters of credit will reduce availability under the Credit Facility dollar-for-dollar. The Credit Facility will mature on December 9, 2024.

The borrowing base under the Credit Facility is determined by reference to SESI’s and its subsidiary guarantors’ (i) eligible accounts receivable, (ii) eligible inventory, (iii) solely during the period from the Emergence Date until the earlier of December 9, 2022 and the date that unrestricted cash of SESI and its wholly-owned subsidiaries is less than $75.0 million, eligible premium rental drill pipe and (iv) so long as there are no loans outstanding at such time, certain cash of SESI and its subsidiary guarantors, less reserves established by the administrative agent in its permitted discretion.

Availability under the Credit Facility at any time is equal to the lesser of (i) the aggregate commitments under the Credit Facility and (ii) the borrowing base at such time. Subject to certain conditions, upon request and with the consent of the participating lenders, the total commitments under the Credit Facility may be increased to $170.0 million. SESI’s obligations under the Credit Facility are guaranteed by us and all of SESI’s material domestic subsidiaries and secured by substantially all of the personal property of ours, SESI and SESI’s material domestic subsidiaries, in each case, subject to certain customary exceptions.

On the Emergence Date, the Credit Facility replaced the DIP Credit Facility, and the undrawn letters of credit outstanding under the DIP Credit Facility were deemed outstanding under the Credit Facility.

Financial Condition and Sources of Liquidity

Our primary sources of liquidity have been cash and cash equivalents, cash generated from operations and asset sales, and availability under our Credit Facility. As of December 31, 2021, we had cash, cash equivalents and restricted cash of $394.5 million. During the Successor Period and the Predecessor Period net cash provided by operating activities was $58.9 million and $5.4 million, respectively. During the Successor Period and the Predecessor Period, $97.5 million and $0.8 million were received in cash proceeds from the sale of assets, respectively.

As of December 31, 2021, the borrowing base under the Credit Facility was approximately $114.9 million and we had $37.1 million of letters of credit outstanding that reduced the borrowing availability under the revolving credit facility.

The energy industry faces growing negative sentiment in the market which may affect our ability to access capital on terms favorable to us. While we have confidence in the level of support from our lenders, this negative sentiment in the energy industry has not only impacted our customers in North America, but also affects the availability and pricing for most credit lines extended to participants in the industry. From time to time we may enter into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy.

Uses of Liquidity

The primary uses of liquidity are to provide support for operating activities, restructuring activities and capital expenditures. We spent $34.2 million of cash on capital expenditures during the Successor Period and $3.0 million of cash on capital expenditures during the Predecessor Period. We incurred significant costs associated with the Chapter 11 Cases, including fees for legal, financial and restructuring advisors to us, and certain of our creditors. During the Predecessor Period, we incurred $18.3 million of advisory and professional fees relating to the Chapter 11 Cases and $12.0 million of fees paid in consideration for the commitment by the Backstop Commitment Parties to provide the Delayed-Draw Term Loan Facility upon the emergence from bankruptcy (which we did not ultimately utilize).

Critical Accounting Policies and Estimates

The accounting policies described below are considered critical in obtaining an understanding of our consolidated financial statements because their application requires significant estimates and judgments by management in preparing our consolidated financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the following conditions apply:

•
the estimate requires significant assumptions; and

•
changes in estimate could have or, a material effect on our consolidated results of operations or financial condition; or
•
if different estimates that could have been selected had been used, there could be a material effect on our consolidated results of operations or financial condition.

It is management’s view that the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, actual results can differ significantly from those estimates under different assumptions and conditions. The sections below contain information about our most critical accounting estimates.

Bankruptcy We applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations (“ASC 852”) in preparing the consolidated financial statements. ASC 852 requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Accordingly, pre-petition liabilities that could have been impacted by the Chapter 11 Cases were classified as liabilities subject to compromise in our consolidated balance sheet as of December 31, 2020. These liabilities were reported at the amounts we anticipated would be allowed by the Bankruptcy Court. Additionally, certain expenses, realized gains and losses and provisions for losses that were realized or incurred during and directly related to the Chapter 11 Cases, including fresh start valuation adjustments and gains on liabilities subject to compromise were recorded as reorganization items, net in the consolidated statements of operations. See Note 2 – Emergence from Voluntary Reorganization under Chapter 11 for more information on the events of the Chapter 11 Cases as well as the accounting and reporting impacts of the reorganization during the Predecessor Period.

Long-Lived Assets Valuation We review long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. We record impairment losses on long-lived assets to be held and used in operations when the fair value of those assets is less than their respective carrying amount. Impairment losses are recorded in the amount by which the carrying amount of such assets exceeds the fair value. Fair value is measured, in part, by the estimated cash flows to be generated by those assets. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization levels and operating performance. Our estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance. Assets are generally grouped by subsidiary or division for the impairment testing, which represent the lowest level of identifiable cash flows. Assets held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. The oil and gas industry is cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.

Decommissioning liabilities Our decommissioning liabilities are associated with our oil and gas property and include liabilities related to the plugging of wells, removal of the related platform and equipment and site restoration. We review the adequacy of our decommissioning liabilities whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially. Estimates of our decommissioning liabilities are calculated using the income approach. Estimates of future retirement costs are adjusted for an estimated inflation rate over the expected time period prior to retirement and future cash outflows are discounted by a credit adjusted risk-free rate.

Income Taxes We use the asset and liability method of accounting for income taxes. This method takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws, as well as changes in our financial condition or the carrying value of existing assets and liabilities, could affect these estimates. The effect of a change in tax rates is recognized as income or expense in the period that the rate is enacted.

Fair Value Measurements Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in determining fair value are characterized according to a hierarchy that prioritizes those inputs based on the degree to which they are observable. We historically utilized unadjusted quoted prices in the market for measuring the fair value of debt. We utilize unadjusted quoted prices for similar assets and liabilities in active markets for measuring the fair value of non-qualified deferred compensation plan assets and liabilities. We utilize unadjusted quoted prices which are readily determinable for measuring the fair value of our investment in equity securities. We use both cost and market estimates when calculating fair value for long-lived assets for impairment.

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

Foreign Currency Exchange Rate Risk

Prior to the Emergence Date, the functional currency of the majority of our international subsidiaries was US dollars and the functional currency for certain of our international subsidiaries was the local currency.

Commencing on the Emergence Date, as part of adopting a new accounting policy at fresh start accounting, the functional currency of certain international subsidiaries changed from the local currency to US dollars. This change brings alignment so that our functional currency is US dollars. Management considered the economic factors outlined in FASB ASC Topic No. 830 - Foreign Currency Matters in the determination of the functional currency. Management concluded that the predominance of factors support the use of the US Dollar as the functional currency which resulted in a change in functional currency to US dollars for all international subsidiaries.

The change in functional currency is applied on a prospective basis beginning on the Emergence Date and translation adjustments will continue to remain as a component of prior periods accumulated other comprehensive loss.

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading purposes. At December 31, 2021 and 2020, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At December 31, 2021 and 2020, we had no variable rate debt outstanding.

Commodity Price Risk

Our revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Superior Energy Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Superior Energy Services, Inc. and its subsidiaries (Successor) (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity (deficit) and of cash flows for the period from February 3, 2021 through December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 3, 2021 through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis of Accounting

As discussed in Note 1 to the consolidated financial statements, Superior Energy Services, Inc. and certain of its direct and indirect wholly-owned domestic subsidiaries (collectively the “Affiliate Debtors”) filed petitions on December 7, 2020 with the United States Bankruptcy Court for the Southern District of Texas (Bankruptcy Court) for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Bankruptcy Court confirmed the Affiliate Debtor’s Joint Prepackaged Plan of Reorganization on January 19, 2021 and the Affiliate Debtor’s emerged from bankruptcy on February 2, 2021. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of February 2, 2021.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Decommissioning Liabilities Assessment

As described in Notes 1 and 3 to the consolidated financial statements, the Company has decommissioning liabilities associated with oil and gas property related to the plugging of wells, removal of the related platform and equipment, and site restoration. Management reviews the adequacy of the decommissioning liabilities whenever indicators suggest that the estimated cash flows and/or related timing needed to satisfy the liability have changed materially. The decommissioning liabilities are valued using the income approach. As disclosed by management, estimates of future retirement costs are adjusted for an estimated inflation rate over the expected time period prior to retirement and future cash outflows are discounted by a credit adjusted risk-free rate. As of December 31, 2021, the decommissioning liabilities were approximately $190 million.

The principal considerations for our determination that performing procedures relating to the decommissioning liabilities assessment is a critical audit matter are the significant judgment by management when estimating its decommissioning liabilities, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to future retirement costs. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for estimating the decommissioning liabilities by evaluating the appropriateness of the cash flow model, testing the completeness and accuracy of data used by management, and evaluating the reasonableness of management’s significant assumption related to future retirement costs. Professionals with specialized skill and knowledge were used to assist in evaluating the assumption related to future retirement costs.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 21, 2022

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Superior Energy Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, of comprehensive income (loss), of changes in stockholders' equity (deficit) and of cash flows of Superior Energy Services, Inc. and its subsidiaries (Predecessor) (the “Company”) for the period from January 1, 2021 through February 2, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from January 1, 2021 through February 2, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis of Accounting

As discussed in Note 1 to the consolidated financial statements, Superior Energy Services, Inc. and certain of its direct and indirect wholly-owned domestic subsidiaries (collectively the “Affiliate Debtors”) filed petitions on December 7, 2020 with the United States Bankruptcy Court for the Southern District of Texas (Bankruptcy Court) for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Bankruptcy Court confirmed the Affiliate Debtor’s Joint Prepackaged Plan of Reorganization on January 19, 2021 and the Affiliate Debtors emerged from bankruptcy on February 2, 2021. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of February 2, 2021. This matter is also described in the “Critical Audit Matters” section of our report.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liabilities Subject to Compromise

As described above and in Notes 1, 2 and 3 to the consolidated financial statements, the Affiliate Debtors filed petitions for reorganization under the provisions of Chapter 11 of the Bankruptcy Code (the “Chapter 11 Cases”) on December 7, 2020. As disclosed by management, pre-petition liabilities that could have been impacted by the Chapter 11 Cases were classified as liabilities subject to compromise. During the Chapter 11 Cases, the Affiliate Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Affiliate Debtors, subject to the assumptions filed in connection therewith. The Affiliate Debtors received proofs of claim, primarily representing general unsecured claims. Differences in amounts recorded and claims filed by creditors are investigated and resolved, including through filing objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that it believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In light of the substantial number of claims filed, the claims resolution process took considerable time to complete and continued even after the Affiliate Debtors emerged from bankruptcy. Prior to emergence from bankruptcy, liabilities are measured at their allowed claim amount. Liabilities subject to compromise as of February 2, 2021 was $1.6 billion prior to applying the effects of fresh start accounting. Reorganization items, net of $336 million recorded in the period ended February 2, 2021 included the gain on settlement of liabilities subject to compromise of $667 million, in addition to certain expenses, realized gains and losses, and provisions for losses that were realized or incurred during and directly related to the Chapter 11 Cases, including fresh start valuation adjustments.

The principal considerations for our determination that performing procedures relating to liabilities subject to compromise is a critical audit matter are the significant complexity in management’s claims resolution process to determine liabilities subject to compromise were complete and measured at the allowed claim amount, which in turn led to a high degree of auditor effort in performing procedures and evaluating audit evidence related to the completeness of the bankruptcy claims and measurement of the liabilities subject to compromise. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing the completeness and measurement of the liabilities subject to compromise, and the involvement of professionals with specialized skill and knowledge to assist in (i) identifying the source claims from publicly available information, (ii) assessing completeness of management’s listing of claims by comparing the claims independently identified to management’s listing, and (iii) evaluating management’s claims resolution process to determine liabilities subject to compromise were complete and measured at the allowed claim amount.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 21, 2022

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Superior Energy Services, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Superior Energy Services, Inc. and subsidiaries (the Company) as of December 31, 2020 (Predecessor), the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2020 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 (Predecessor), and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020 (Predecessor), in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We served as the Company’s auditor from 1996 to 2021.

Houston, TX

March 26, 2021, except as to Note 14, as to which the date is March 21, 2022

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	Successor	Predecessor
	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$314,974	$188,006
Accounts receivable, net	182,432	158,516
Income taxes receivable	5,099	8,891
Prepaid expenses	15,861	31,793
Inventory	60,603	77,027
Other current assets	6,701	9,171
Investment in equity securities	25,735	-
Assets held for sale	37,528	242,104
Total current assets	648,933	715,508
Property, plant and equipment, net	356,274	408,107
Operating lease right-of-use assets	25,154	33,317
Goodwill	-	138,677
Notes receivable	60,588	72,129
Restricted cash	79,561	80,178
Intangible and other long-term assets, net	28,998	53,163
Total assets	$1,199,508	$1,501,079

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$43,080	$50,330
Accrued expenses	116,882	114,777
Liabilities held for sale	5,607	46,376
Total current liabilities	165,569	211,483
Decommissioning liabilities	190,380	134,436
Operating lease liabilities	19,193	29,464
Deferred income taxes	12,441	5,288
Other long-term liabilities	70,192	123,261
Total non-current liabilities	292,206	292,449
Liabilities Subject to Compromise	-	1,335,794
Total liabilities	457,775	1,839,726

Stockholders’ equity (deficit):
Predecessor common stock $0.001 par value; 25,000,000 shares authorized; 15,799,318 shares issued and 14,826,906 shares outstanding at December 31, 2020	-	16
Successor Class A common stock $0.01 par value; 50,000,000 shares authorized; 19,998,695 shares issued and outstanding at December 31, 2021	200	-
Successor Class B common stock $0.01 par value; 2,000,000 shares authorized; 113,840 shares issued and 76,269 shares outstanding at December 31, 2021	1	-
Class A Additional paid-in capital	902,486	2,756,889
Class B Additional paid-in capital	1,224	-
Predecessor Treasury stock, at cost, 972,412 shares at December 31, 2020	-	(4,290)
Accumulated other comprehensive loss, net	-	(67,947)
Accumulated deficit	(162,178)	(3,023,315)
Total stockholders’ equity (deficit)	741,733	(338,647)
Total liabilities and stockholders’ equity (deficit)	$1,199,508	$1,501,079

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share data)

	Successor	Predecessor
			Year ended December 31,
	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	2020	2019
Revenues:
Services	$305,699	$19,234	$299,383	$482,347
Rentals	208,951	14,434	225,363	326,126
Product sales	134,104	12,260	142,503	163,579
Total revenues	648,754	45,928	667,249	972,052
Cost of revenues:
Services	236,784	15,080	230,341	345,653
Rentals	86,354	5,876	88,535	114,552
Product sales	99,114	8,817	89,255	98,060
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	422,252	29,773	408,131	558,265
Depreciation, depletion, amortization and accretion:
Services	105,426	3,500	51,754	77,237
Rentals	69,443	2,627	38,561	54,089
Product sales	44,990	2,231	25,456	15,465
Total depreciation, depletion, amortization and accretion	219,859	8,358	115,771	146,791
General and administrative expenses	117,575	11,052	205,773	244,403
Restructuring expenses	22,952	1,270	47,055	-
Other expenses	16,726	-	-	-
Reduction in value of assets	-	-	23,775	9,293
(Loss) income from operations	(150,610)	(4,525)	(133,256)	13,300
Other income (expense):
Interest income (expense), net	2,331	202	(92,426)	(98,339)
Reorganization items, net	-	335,560	(19,520)	-
Other expense	(7,128)	(2,105)	(9,229)	(2,484)
Income (loss) from continuing operations before income taxes	(155,407)	329,132	(254,431)	(87,523)
Income tax (expense) benefit	33,298	(60,003)	26,888	(2,733)
Net income (loss) from continuing operations	(122,109)	269,129	(227,543)	(90,256)
Loss from discontinued operations, net of income tax	(40,069)	(352)	(168,687)	(165,465)
Net income (loss)	$(162,178)	$268,777	$(396,230)	$(255,721)

Income (loss) per share -basic
Net income (loss) from continuing operations	$(6.11)	$18.13	$(15.35)	$(5.86)
Loss from discontinued operations, net of income tax	(2.00)	(0.02)	(11.38)	(10.75)
Net income (loss)	$(8.11)	$18.11	$(26.73)	$(16.61)

Income (loss) per share - diluted:
Net income (loss) from continuing operations	$(6.11)	$18.06	$(15.35)	$(5.86)
Loss from discontinued operations, net of income tax	(2.00)	(0.03)	(11.38)	(10.75)
Net income (loss)	$(8.11)	$18.03	$(26.73)	$(16.61)

Weighted-average shares outstanding - basic	19,998	14,845	14,822	15,393
Weighted-average shares outstanding - diluted	19,998	14,905	14,822	15,393

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Successor	Predecessor
			Year ended December 31,
	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	2020	2019
Net income (loss)	$(162,178)	$268,777	$(396,230)	$(255,721)
Change in cumulative translation adjustment, net of tax	-	67,947	3,980	1,250
Comprehensive income (loss)	$(162,178)	$336,724	$(392,250)	$(254,471)

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Years Ended December 31, 2021

(in thousands, except share data)

								Accumulated
	Common Stock				Additional			other
	Class A		Class B		paid-in capital		Treasury	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Class A	Class B	stock	loss, net	deficit	Total
Balances, December 31, 2018 (Predecessor)	154,885,418	$155	$-	$-	$2,735,125	$-	$-	$(73,177)	$(2,371,364)	$290,739
Net loss	-	-	-	-	-	-	-	-	(255,721)	(255,721)
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,250	-	1,250
Purchases of treasury stock	-	-	-	-	-	-	(4,290)	-	-	(4,290)
Stock-based compensation expense, net of forfeitures	-	-	-	-	18,459	-	-	-	-	18,459
Transactions under stock plans	1,187,961	2	-	-	(1,677)	-	-	-	-	(1,675)
Shares issued under Employee Stock Purchase Plan	532,292	-	-	-	811	-	-	-	-	811
1-for-10 Reverse Stock Split	(140,916,208)	(141)	-	-	141	-	-	-	-	-
Balances, December 31, 2019 (Predecessor)	15,689,463	16	-	-	2,752,859	-	(4,290)	(71,927)	(2,627,085)	49,573
Net loss	-	-	-	-	-	-	-	-	(396,230)	(396,230)
Foreign currency translation adjustment	-	-	-	-	-	-	-	3,980	-	3,980
Stock-based compensation expense, net of forfeitures	-	-	-	-	4,238	-	-	-	-	4,238
Transactions under stock plans	109,855	-		-	(208)	-	-	-	-	(208)
Balances, December 31, 2020 (Predecessor)	15,799,318	16	-	-	2,756,889	-	(4,290)	(67,947)	(3,023,315)	(338,647)
Net income	-	-	-	-	-	-	-	-	268,777	268,777
Foreign currency translation adjustment	-	-	-	-	-	-	-	67,947	-	67,947
Extinguishment of unrecognized compensation expense	-	-	-	-	988	-	-	-	-	988
Stock-based compensation expense, net of forfeitures	-		-	-	935	-				935
Restricted stock units vested	48,903	-	-	-	-	-	-	-	-	-
Shares withheld and retired	(14,701)	-	-	-	-	-				-
Cancellation of Predecessor equity	(15,833,520)	(16)	-	-	(2,758,812)	-	4,290	-	2,754,538	-
Issuance of Successor Class A common stock	19,995,581	200	-	-	902,486	-	-	-	-	902,686
Balances, February 2, 2021 (Predecessor)	19,995,581	$200	-	$-	$902,486	$-	$-	$-	$-	$902,686

Balances, February 3, 2021 (Successor)	19,995,581	$200	$-	$-	$902,486	$-	$-	$-	$-	$902,686
Net loss	-	-	-	-	-	-	-	-	(162,178)	(162,178)
Stock-based compensation expense, net of forfeitures	-	-	-	-	-	2,710	-	-	-	2,710
Common stock issued	3,114	-	113,840	1	-	(1)	-	-	-	-
Shares withheld and retired	-	-	(37,571)	-	-	(1,485)	-	-	-	(1,485)
Balances, December 31, 2021 (Successor)	19,998,695	$200	76,269	$1	$902,486	$1,224	$-	$-	$(162,178)	$741,733

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Successor	Predecessor
			Year ended December 31,
	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(162,178)	$268,777	$(396,230)	$(255,721)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion, amortization and accretion	251,361	10,499	146,793	271,410
Deferred income taxes	(48,975)	54,322	2,041	3,247
Reduction in value of assets	-	-	141,110	93,763
Right-of-use assets amortization	8,380	1,372	20,224	20,613
Amortization of credit facility costs	452	-	-	-
Stock based compensation expense	2,710	935	2,628	19,814
Reorganization items, net	-	(354,279)	18,087	-
Bad debt	(4,908)	(210)	12,473	76
Gain on sale of assets and businesses	-	58	-	-
Gain on sale of equity securities	(383)	-	-	-
Unrealized gain on investment in equity securities	(2,147)	-	-	-
Other expenses	30,707	-	-	-
Other reconciling items, net	6,687	(355)	(8,309)	(16,023)
Changes in operating assets and liabilities:
Accounts receivable	(28,676)	3,602	111,948	104,462
Prepaid expenses	4,854	(340)	-	-
Inventory and other current assets	22,866	(221)	27,933	(6,137)
Accounts payable	735	(2,365)	(35,170)	(12,278)
Accrued expenses	(21,770)	23,489	(18,154)	(37,482)
Income taxes	11,535	340	-	-
Operating lease liabilities and other, net	(12,366)	(241)	(23,157)	(39,316)
Net cash from operating activities	58,884	5,383	2,217	146,428
Cash flows from investing activities:
Payments for capital expenditures	(34,152)	(3,035)	(47,653)	(140,465)
Proceeds from sales of assets	97,505	775	50,039	110,008
Proceeds from sales of equity securities	4,099	-	-	-
Net cash from investing activities	67,452	(2,260)	2,386	(30,457)
Cash flows from financing activities:
Credit facility costs	(14)	(1,920)	(1,554)	-
Tax withholdings for vested restricted stock units	(1,485)	-	(208)	(1,677)
Purchases of treasury stock	-	-	-	(4,290)
Delayed draw term loan commitment fee	-	-	(12,000)	-
Other	-	-	(432)	675
Net cash from financing activities	(1,499)	(1,920)	(14,194)	(5,292)
Effect of exchange rate changes on cash	-	311	2,387	961
Net change in cash, cash equivalents, and restricted cash	124,837	1,514	(7,204)	111,640
Cash, cash equivalents, and restricted cash at beginning of period	269,698	268,184	275,388	163,748
Cash, cash equivalents, and restricted cash at end of period	$394,535	$269,698	$268,184	$275,388

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of and For the Years Ended December 31, 2021, 2020 and 2019

(1) Summary of Significant Accounting Policies

Basis of Presentation

As used herein, “we,” “us”, “our” and similar terms refer to (i) prior to February 2, 2021 (the “Emergence Date”), SESI Holdings, Inc. (formerly known as Superior Energy Services, Inc.) and its subsidiaries (“Predecessor”) and (ii) after the Emergence Date, Superior Energy Services, Inc. (formerly known as Superior Newco, Inc.) and its subsidiaries (“Successor”).

As used herein, the following terms refer to our operations:

"Predecessor Period"	January 1, 2021 through February 2, 2021
"Successor Period"	February 3, 2021 through December 31, 2021

Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements. Certain previously reported amounts, specifically related to assets held for sale and discontinued operations, have been reclassified to conform to current year presentation.

Due to the lack of comparability with historical financials, our consolidated financial statements and related footnotes are presented with a “black line” division to emphasize the lack of comparability between amounts presented as of, and after, February 2, 2021 and amounts presented for all prior periods. Our financial results for future periods following the application of fresh start accounting will be different from historical trends and the differences may be material.

Business

We serve major, national and independent oil and natural gas exploration and production companies around the world and offer products and services with respect to the various phases of a well’s economic life cycle.

2021 was a transformative year at Superior. Following our emergence from bankruptcy, we embarked on a diligent effort to reconfigure our operations and organization to maximize shareholder value, enhance margin growth and have a more disciplined approach, both operationally and financially (the “Transformation Project”).

The Transformation Project has been focused around three sequential phases:

•
Business Unit Review – analyzing strategic changes and executing various non-core asset divestitures, which emphasized product optimization and margin enhancement to maximize the cash flow profile of our business units and focus on our core competencies (collectively, the “Business Unit Review”);
•
Geographic Focus – reviewing our footprint and improving capital efficiency by focusing on low-risk, high reward geographies to maximize returns; and
•
Right Size Support – streamlining support to match optimized business units that represent our core portfolio and consolidating our operational footprint to align the size of our operations with current demand to provide a superior value proposition and exhibit capital discipline.

The evaluation and implementation of the Business Unit Review is substantially complete, which has resulted in lower revenue with increased margins. The Right Size Support and Geographic Focus components are ongoing and should be completed during 2022.

Historically, we provided a wide variety of services and products to many markets within the energy industry. During 2021, we realigned our core businesses to focus on products and services that we believe meet the criteria of (1) being critical to our customers’ oil and gas operations, (2) facing low or no competition from the three largest global oilfield service companies, (3) requiring deep technical expertise through the design or use of our product or service, and (4) being unlikely to become a commoditized product or service to our customers. The result of this approach is a portfolio of business lines grounded in our core mission of providing high quality products and services while maintaining the trust and serving the needs of our customers, with an emphasis on free cash flow generation and capital efficiency for us.

In connection with our Transformation Project, our reportable segments were changed to Rentals and Well Services.

Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code

On December 4, 2020, we and certain of our direct and indirect wholly-owned domestic subsidiaries (the "Affiliate Debtors") entered into an Amended and Restated Restructuring Support Agreement (the “Amended RSA”) that amended and restated in its entirety the Restructuring Support Agreement (the “RSA”), dated September 29, 2020, with certain holders of SESI, L.L.C.’s (“SESI”) outstanding (i) 7.125% senior unsecured notes due 2021 (the “7.125% Notes”) and (ii) 7.750% senior unsecured notes due 2024 (the “7.750% Notes”). The parties to the Amended RSA agreed to the principal terms of a proposed financial restructuring of the Affiliate Debtors, which was implemented through the Plan (as defined below).

On December 7, 2020, the Affiliate Debtors filed the Chapter 11 Cases under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, and, in connection therewith, the Affiliate Debtors filed with the Bankruptcy Court the proposed Joint Prepackaged Plan of Reorganization under the Bankruptcy Code (as amended, modified or supplemented from time to time, the “Plan”). After commencement of the Chapter 11 Cases, the Affiliate Debtors continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with the Chapter 11 Cases, the Affiliate Debtors filed a motion for approval of a debtor-in-possession financing facility, and on December 8, 2020, the Bankruptcy Court approved such motion and entered an interim order approving the financing (the “Interim DIP Order”). In accordance with the Interim DIP Order, on December 9, 2020, we, as guarantor and SESI, as borrower, entered into a $120 million Senior Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Facility”). On January 9, 2021, the Bankruptcy Court approved the Affiliate Debtors’ entry into the DIP Credit Facility on a final basis.

On January 19, 2021, the Bankruptcy Court entered an order, Docket No. 289, confirming and approving the Plan.

On the Emergence Date, we qualified for and adopted fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations (ASC 852), which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. The application of fresh start accounting resulted in a new basis of accounting and we became a new entity for financial reporting purposes. As a result of the implementation of the Plan and the application of fresh start accounting, our historical financial statements on or before the Emergence Date are not a reliable indicator of our financial condition and results of operations for any period after our adoption of fresh start accounting.

We applied ASC 852 in preparing the consolidated financial statements, which requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Accordingly, pre-petition liabilities that could have been impacted by the Chapter 11 Cases were classified as liabilities subject to compromise in our consolidated balance sheet as of December 31, 2020. These liabilities were reported at the amounts we anticipated would be allowed by the Bankruptcy Court. Additionally, certain expenses, realized gains and losses and provisions for losses that were realized or incurred during and directly related to the Chapter 11 Cases, including fresh start valuation adjustments and gains on liabilities subject to compromise were recorded as reorganization items, net in the consolidated statements of operations. See Note 2 – Emergence from Voluntary Reorganization under Chapter 11 for more information on the events of the Chapter 11 Cases as well as the accounting and reporting impacts of the reorganization during the Predecessor Period.

Use of Estimates

In preparing the accompanying financial statements, we make various estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities reported as of the dates of the balance sheets and the amounts of revenues and expenses reported for the periods shown in the income statements and statements of cash flows. All estimates, assumptions, valuations and financial projections related to fresh start accounting, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. See Note 3 – Fresh Start Accounting for information about the use of estimates relating to fresh start accounting, .

Changes in Accounting Policies

As part of the adoption of fresh start accounting and effective upon emergence from bankruptcy, we have adopted new presentations for certain items within our consolidated balance sheets and statement of operations. The presentation changes related to foreign currencies, bad debt expense, gains/losses on sales of assets and reduction in value of assets are further described within their relevant discussion below.

Major Customers and Concentration of Credit Risk

The majority of our business is conducted with major and independent oil and gas companies. We evaluate the financial strength of our customers and provide allowances for probable credit losses when deemed necessary.

The market for our services and products is the oil and gas industry in the U.S. land and Gulf of Mexico areas and select international market areas. Oil and gas companies make capital expenditures on exploration, development and production operations. The level of these expenditures historically has been characterized by significant volatility.

We derive a large amount of revenue from a small number of major and independent oil and gas companies. There were no customers that exceeded 10% of our total revenues in 2021, 2020 or 2019.

Our assets that are potentially exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and trade receivables. The financial institutions with which we transact business are large, investment grade financial institutions which are “well capitalized” under applicable regulatory capital adequacy guidelines, thereby minimizing our exposure to credit risks for deposits in excess of federally insured amounts.

Cash Equivalents

We consider all short-term investments with a maturity of 90 days or less when purchased to be cash equivalents.

Accounts Receivable and Allowances

Trade accounts receivable are recorded at the invoiced amount or the earned amount but not yet invoiced and do not bear interest. We maintain our allowance for doubtful accounts at net realizable value. The allowance for doubtful accounts is based on our best estimate of probable uncollectible amounts in existing accounts receivable. We assess individual customers and overall receivables balances to identify amounts that are believed to be uncertain of collection. The aging of the receivable balance as well as economic factors concerning the customer factor into the judgment and estimation of allowances, which often involve significant dollar amounts. Adjustments to the allowance in future periods may be made based on changing customer conditions. Our allowance for doubtful accounts as of December 31, 2021 and 2020 was $2.2 million and $23.0 million, respectively.

As part of the adoption of fresh start accounting and effective upon emergence from bankruptcy, we have adopted new presentations for certain items within our consolidated balance sheets and statement of operations. Prior to emergence from bankruptcy, we recognized bad debt expense within general and administrative expenses. These expenses are now recognized within cost of revenues. During the Successor Period and Predecessor Period, we recognized $4.9 million, $0.2 million, respectively in bad debt recoveries. During the years ended December 31, 2020 and 2019, we recognized $11.9 million and $2.3 million, respectively, in bad debt expense.

Revenue Recognition

Revenues are recognized when performance obligations are satisfied in accordance with contractual terms, in an amount that reflects the consideration we expect to be entitled to in exchange for services rendered, rentals provided or products sold. Taxes collected from customers and remitted to governmental authorities and revenues are reported on a net basis.

A performance obligation arises under contracts with customers and is the unit of account under Topic 606. We account for services rendered and rentals provided separately if they are distinct and the service or rental is separately identifiable from other items provided to a customer and if a customer can benefit from the services rendered or rentals provided on their own or with other resources that are readily available to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. A contract’s standalone selling prices are determined based on the prices charged for services rendered, rentals provided or products sold. Our payment terms vary by the type of products or services offered. The term between invoicing and when the payment is due is typically 30 days.

Services revenue: primarily represents amounts charged to customers for the completion of services rendered, including labor, products and supplies necessary to perform the service. Rates for these services vary depending on the type of services provided and are primarily based on a per hour or per day basis.

Rentals revenue: primarily priced on a per day, per man hour or similar basis and consists of fees charged to customers for use of rental equipment over the term of the rental period, which is generally less than twelve months.

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

We expense sales commissions when incurred as the amortization period would have been one year or less.

Inventory

Inventories are stated at the lower of cost or net realizable value. We apply net realizable value and obsolescence to the gross value of inventory. Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process. Supplies and consumables consist principally of products used in the services provided to our customers. The components of inventory balances are as follows (in thousands):

	December 31, 2021	December 31, 2020
Finished goods	$26,187	$35,074
Raw materials	9,753	5,139
Work-in-process	4,253	2,994
Supplies and consumables	20,410	33,820
Total	$60,603	$77,027

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

As part of the adoption of fresh start accounting and effective upon emergence from bankruptcy, certain fully depreciated assets were assigned a new remaining useful life of less than 36 months. Prior to emergence from bankruptcy, we recognized gains/losses on sales of assets within general and administrative expenses. Gains/losses on sales of assets are now recognized within other expenses as a component of operating income.

In connection with changes in estimates of our decommissioning liability for our oil and gas property and related notes receivable as of December 31, 2021, we established an asset retirement cost (“ARC”) of $24.2 million which will be depreciated over the estimated life of the oil and gas reserves. See further discussion of our decommissioning liability and notes receivable below.

Reduction in Value of Long-Lived Assets

We review long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We record impairment losses on long-lived assets to be held and used in operations when the fair value of those assets is less than their respective carrying amount. Impairment losses are recorded in the amount by which the carrying amount of such assets exceeds the fair value. Fair value is measured, in part, by the estimated cash flows to be generated by those assets. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization levels and operating performance. Our estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance. Assets are generally grouped by subsidiary or division for the impairment testing, which represent the lowest level of identifiable cash flows. Assets held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. The oil and gas industry is cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.

During 2020 and 2019, we recorded $23.8 million and $9.3 million, respectively, in connection with the reduction in value of our long-lived assets. The reduction in value of assets was related to long-lived assets primarily in our Well Services segment.

Prior to emergence from bankruptcy, we recognized the reduction in value assets separately on the consolidated statement of operations. Reduction in value of assets are now recognized within other expenses as a component of operating income. The bankruptcy filings required an assessment whether the carrying amounts of our long-lived assets would be recoverable. Management’s evaluation at the Emergence Date indicated that no additional impairment was necessary as a direct result of the bankruptcy filings.

Other Expenses

Other expenses during the Successor Period were $16.7 million. Other expenses comprised $13.1 million related to our Wells Services segment, which includes approximately $11.7 million from exit activities related to SES Energy Services India Pvt. Ltd, and $3.6 million related to our Rentals segment. Other expenses primarily relate to charges recorded as part of our strategic disposal of low margin assets in line with our Transformation Project strategy and includes gains/losses on asset sales, as well as impairments primarily related to long-lived assets.

Goodwill

As part of our emergence from the Chapter 11 Cases, we adopted fresh start accounting and began reporting as a new accounting entity as of the Emergence Date. Due to the fair value measurement of our assets and liabilities as required by ASC 852, we determined that we retained no goodwill balance based on the assignment of reorganization value to our identifiable assets and liabilities. As noted in Note 3 – Fresh Start Accounting, our goodwill balance of $138.9 million was eliminated as of the Emergence Date. During the Predecessor Period and the years ended December 31, 2020 and 2019, we did not recognize any reduction in value of goodwill. Fluctuations in the carrying amount of goodwill from period to period were from the impacts of foreign currency and were not material for any period.

Notes Receivable

We have decommissioning liabilities related to the acquisition of a single oil and gas property. Our notes receivable consist of a commitment from the seller of the oil and gas property for costs associated with the abandonment of the property. Pursuant to an agreement with the seller, we invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of the seller’s obligation to us totals $115.0 million and is recorded at its present value.

In December 2021, it was determined that the interest rate applied to calculate the fair value of our notes receivable was not revised to reflect the appropriate credit adjusted risk-free rate at the time of our emergence from bankruptcy, and in December 2021, we recorded an increase in the carrying value of our notes receivable of approximately $4.8 million to correct this immaterial misstatement.

Additionally, in December 2021, we revised our estimates relating to the timing of decommissioning work on our oil and gas property, resulting in a three year extension of the expected completion of the platform decommissioning to an estimated date of 2031. This change in estimate resulted in a $20.6 million reduction of the carrying value of the note receivable, which totaled $60.6 million as of December 31, 2021.

The discount on the notes receivable, which is currently based on an effective interest rate of 6.6%, is amortized to interest income over the expected timing of the completion of the decommissioning activities. Interest receivable is considered paid in kind and is compounded into the carrying amount of the note.

During the Successor Period, the Predecessor Period and the years ended December 31, 2020 and 2019, we recorded non-cash interest income of $3.9 million, $0.4 million, $4.5 million and $4.2 million related to our notes receivable, which is included in other reconciling items, net in the Consolidated Statements of Cash Flows.

Restricted Cash

Restricted cash as of December 31, 2021 includes approximately $76.9 million held in a collateral account for the payment and performance of secured obligations including the reimbursement of letters of credit. Additionally, we hold approximately $2.7 million in escrow to secure the future decommissioning obligations related to the oil and gas property.

Decommissioning Liabilities

We account for decommissioning liabilities under ASC 410 – Asset Retirement Obligations. Our decommissioning liabilities are associated with our oil and gas property and include liabilities related to the plugging of wells, removal of the related platform and equipment and site restoration. We review the adequacy of our decommissioning liabilities whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially.

In December 2021, we revised our estimates relating to the timing and the cost of decommissioning work on our oil and gas property, which included a three year extension of the completion of the platform decommissioning to an estimated date of 2031. This change in estimate resulted in an increase in the present value of decommissioning liabilities of $3.6 million as of December 31, 2021. Additionally, during the revision of the decommissioning estimates as of December 31, 2021, it was determined that certain wells, primarily conductor and methanol wells, were historically excluded from the estimate of the decommissioning liability, including as part of our fresh start accounting. We also identified an error in the accretion calculation for the successor period. At December 31, 2021, we recognized a combined $11.0 million increase in the decommissioning liability and recorded incremental accretion of $3.1 million to correct these immaterial misstatements. In applying ASC 852, the additional decommissioning liability as of fresh start led to an increase to intangible assets, specifically trademarks of $3.1 million after considering the effects of the notes receivable adjustment, that was also recognized at December 31, 2021.

We had decommissioning liabilities of $190.4 million as of December 31, 2021. We had decommissioning liabilities of $142.7 million as of December 31, 2020, including decommissioning liabilities included within liabilities held for sale. In connection with fresh start accounting, we now present all decommissioning liabilities separately on the balance sheet. Previously, certain decommissioning liabilities were included as a component of other long-term liabilities.

During the Successor Period, the Predecessor Period and the years ended December 31, 2020 and 2019, we recognized $9.3 million, $0.5 million, $6.5 million and $6.1 million of accretion expense associated with our decommissioning liabilities.

Income Taxes

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

We recognize DTAs to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Earnings per Share

Our common equity consists of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”) and Class B common stock, par value $0.01 per share (“Class B Common Stock”). See Note 2 - Emergence from Voluntary Reorganization under Chapter 11 and Note 9 - Stock-Based Compensation Plans for further discussion of our Class A and Class B Common Stock.

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

During the Successor Period and the years ended December 31, 2020 and 2019, we incurred losses from continuing operations; as such, the impact of any incremental shares would be anti-dilutive. Diluted earnings per share for the Predecessor Period includes the impact of approximately 0.1 million dilutive securities. At December 31, 2021, we have 0.1 million shares of unvested restricted stock and $1.4 million in unvested restricted stock units outstanding which will be converted into Class B common shares upon vesting.

Foreign Currency

As part of the adoption of fresh start accounting and effective upon emergence from bankruptcy, we have adopted new presentations for certain items. The functional currency of certain international subsidiaries changed from the local currency to U.S. dollars. Management considered the economic factors outlined in FASB ASC Topic No. 830 - Foreign Currency Matters in the determination of the functional currency. Management concluded that the predominance of factors support the use of the Successor's parent currency as the functional currency which resulted in a change in functional currency to U.S. dollars for all international subsidiaries.

Financial statements of our international subsidiaries are remeasured into U.S. dollars using the historical exchange rate for affected the long-term assets and liabilities and the balance sheet date exchange rate for affected current assets and liabilities. An average exchange rate is used for each period for revenues and expenses. These transaction gains and losses, as well as any other transactions in a currency other than the functional currency, are included in other income (expense) in the consolidated statements of operations in the period in which the currency exchange rates change. During the Successor Period, the Predecessor Period and the years ended December 31, 2020 and 2019, we recorded foreign currency losses of $8.8 million, $2.1 million, $8.9 million and $0.8 million, respectively.

Stock-Based Compensation

We record compensation costs relating to share-based payment transactions and include such costs in general and administrative expenses in the consolidated statements of operations. The cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Self-Insurance Reserves

We are self-insured, through deductibles and retentions, up to certain levels for losses under our insurance programs. We accrue for these liabilities based on estimates of the ultimate cost of claims incurred as of the balance sheet date. We regularly review the estimates of asserted and unasserted claims and provide for losses through reserves. We obtain actuarial reviews to evaluate the reasonableness of internal estimates for losses related to workers’ compensation, auto liability and group medical on an annual basis.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13 - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses (the “CECL”) model. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses on financial instruments at the time the asset is originated or acquired. This update will apply to receivables arising from revenue transactions. The new standard is effective for us beginning on January 1, 2023. We have concluded that the adoption of ASU 2016-13 will not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This update simplifies the accounting for income taxes by removing the following exceptions: (1) the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items; (2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; (3) the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and (4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The update also (1) requires an entity to recognize a franchise tax that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; (2) requires an entity to evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; (3) specifies that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; (4) requires an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date; and (5) makes minor codification improvements for income taxes related to employee stock ownership plans. Our adoption of ASU 2019-12 as of January 1, 2021 has not had a material impact on our financial position, results of operations or cash flows.

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

Subsequent Events

We and stockholders holding a majority of our Class A common stock entered into the Fifth Amendment to the Stockholders Agreement, effective as of February 9, 2022, which provides that if an officer or other authorized agent has been granted authority to approve a matter or take other action pursuant to a board-approved delegation of authority matrix, prior approval of the board will be deemed obtained without any further approval from the board.

On February 10, 2022, we entered into a Third Amendment to Credit Agreement to, among other things, provide us with additional flexibility around making asset sales. Specifically, the Credit Agreement was amended to refresh the amount of properties sold, transferred or otherwise disposed of pursuant to the “Substantial Portion” exception to $0 as of January 31, 2022. The “Substantial Portion” exception allows us to sell, transfer or otherwise dispose of properties so long as the aggregate value of all such properties sold, transferred or otherwise disposed of do not exceed (a) 10% of our gross book value of the assets during the four fiscal year quarter period ending with the fiscal quarter in which such determination is made, or (b) 10% of our consolidated net sales or net income during the four fiscal year quarter period ending with the fiscal quarter in which such determination is made. The Credit Agreement was also amended to add a new asset sale exception that allows us to make additional asset sales up to $25.0 million so long as (a) liquidity is greater than $100.0 million, (ii) unused availability under the Credit Agreement is greater than $25.0 million, and (iii) we receive 100% cash consideration to the extent that the property being sold is otherwise included in the calculation of the borrowing base under the Credit Agreement.

On March 8, 2022, we entered into a Fourth Amendment and Waiver to Credit Agreement to, among other things, permit us to file SES Energy Services India Pvt. Ltd, a private limited company of India and an indirect subsidiary, for bankruptcy under the Insolvency and Bankruptcy Code of India without triggering a default under the Credit Agreement.

(2) Emergence from Voluntary Reorganization under Chapter 11

On the Emergence Date, the conditions to effectiveness of the Plan were satisfied or waived and we emerged from Chapter 11.

Bankruptcy Claims

During the Chapter 11 Cases, the Affiliate Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Affiliate Debtors, subject to the assumptions filed in connection therewith. Certain holders of pre-petition claims that were not governmental units were required to file proofs of claim by the bar date of January 7, 2021. Certain holders of pre-petition claims that were governmental units were required to file proofs of claim by the bar date of June 7, 2021. The Affiliate Debtors’ have received proofs of claim, primarily representing general unsecured claims, of approximately $1.7 billion. The

Bankruptcy Court disallows claims that have been acknowledged as duplicates. Claims totaling approximately $1.4 billion have been withdrawn or disallowed. Differences in amounts recorded and claims filed by creditors were investigated and resolved, including through filing objections with the Bankruptcy Court, where appropriate. We may ask the Bankruptcy Court to disallow claims that we believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In light of the substantial number of claims filed, the claims resolution process took considerable time to complete and continued even after the Affiliate Debtors emerged from bankruptcy. As a result of the claims resolution process post-emergence, the Affiliate Debtors agreed to allow certain claims classified per the Plan as Class 6 General Unsecured Claims against the Parent. Per ASC 852-10, liabilities are measured at their allowed claim amount, and the result of allowing these claims increased liabilities subject to compromise prior to emergence.

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
•
General unsecured creditors for the Predecessor received their pro rata share of a cash pool in the amount of $125,000;
•
Eligible holders of the claims arising as a result of holding either the 7.125% Notes or the 7.750% Notes against the Affiliate Debtors received their pro rata share of:
•
A cash payment equal to 2% of the principal amount of 7.125% Notes or 7.750% Notes held by all holders who did not opt out of receiving a cash payout; or
•
Solely to the extent that such a holder timely and validly elected to opt out of receiving the cash payout or was otherwise deemed to have opted out of receiving the cash payout, (A) 100% of the Class A common stock issued and outstanding on the Emergence Date, subject to dilution, and (B), to the extent such holder was an “accredited investor” or “qualified institutional buyer” within the meaning of the SEC’s rules, subscription rights to participate in an equity rights offering (the “Equity Rights Offering”);
•
The Affiliate Debtors conducted the Equity Rights Offering through an offering of subscription rights for the purchase of Class A common stock on a pro rata basis; and,
•
Predecessor equity interests were cancelled and new Class A common stock was issued to settle claims arising as a result of holding either the 7.125% Notes or the 7.750% Notes, as noted above.

Prior to the Emergence Date, the Equity Rights Offering was completed in accordance with the Plan, which resulted in the issuance of 735,189 shares of Class A Common Stock. The Class A Common Stock issued in the Equity Rights Offering was exempt from registration under the Securities Act pursuant to section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

The costs of our efforts to restructure our capital, prior to and during the Chapter 11 Cases, along with all other costs incurred in connection with the Chapter 11 Cases, have been material.

On the Emergence Date, pursuant to the terms of the Plan, we filed an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and a Certificate of Amendment of Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”).

Also, on the Emergence Date, and pursuant to the terms of the Plan, we adopted the Amended and Restated Bylaws (the “Bylaws”). The descriptions of the Certificate of Incorporation and the Bylaws are qualified in their entirety by reference to the full texts of the Certificate of Incorporation, Bylaws, and Certificate of Amendment which are incorporated by reference herein.

(3) Fresh Start Accounting

In connection with the emergence from bankruptcy and in accordance with ASC 852, we qualified for and adopted fresh start accounting on the Emergence Date because (1) the holders of our then existing common shares received less than 50 percent of our new common shares outstanding upon emergence and (2) the reorganization value of our assets immediately prior to confirmation of the Plan of $1,456.8 million was less than the total of all post-petition liabilities and allowed claims of $2,076.1 million.

Reorganization Value

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

The reorganization value represents the fair value of our total assets before considering certain liabilities and is intended to approximate the amount a willing buyer would pay for our assets immediately after restructuring. The Plan confirmed by the Bankruptcy Court estimated a range of enterprise values between $710.0 million and $880.0 million.

The following table reconciles the enterprise value to the reorganization value of our assets that has been allocated to our individual assets as of the Emergence Date (in thousands):

Emergence Date
Selected Enterprise Value within Bankruptcy Court Range	$729,918
Plus: Cash and cash equivalents	172,768
Plus: Liabilities excluding the decommissioning liabilities	380,496
Plus: Decommissioning liabilities, including decommissioning liabilities classified as held for sale	173,622
Reorganization Value	$1,456,804

Management determined the enterprise and corresponding equity value using various valuation methods, including (i) discounted cash flow analysis (“DCF”), (ii) comparable company analysis and (iii) precedent transaction analysis. The use of each approach provides corroboration for the other approaches.

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

Decommissioning Liabilities

In accordance with FASB ASC Topic No. 410 – Asset Retirement and Environmental Obligations (“ASC 410”), the decommissioning liabilities associated with our oil and gas assets were valued using the income approach. Estimates of future retirement costs were adjusted for an estimated inflation rate over the expected time period prior to retirement and future cash outflows were discounted by a credit adjusted risk-free rate. We changed our presentation to consolidate the decommissioning liabilities previously recorded to other long-term liabilities into decommissioning liabilities.

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

Consolidated Balance Sheet

The adjustments included in the following fresh start consolidated balance sheet as of February 2, 2021 reflect the effects of the transactions contemplated by the Plan and executed by the Successor on the Emergence Date (reflected in the column Reorganization Adjustments), and fair value and other required accounting adjustments resulting from the adoption of fresh start accounting (reflected in the column Fresh Start Adjustments). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine the fair values and significant assumptions.

The consolidated balance sheet as of the Emergence Date was as follows (in thousands):

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

The fair value changes of $1.4 million to intangibles assets are reflected in the table below:

	Successor Fair Value	Predecessor Net Book Value
Customer Relationships	$-	$4,901
Trademarks	4,166	11
Patents	2,120	-
Intangible Assets, Net	$6,286	$4,912
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

Reorganization Items, net

The Predecessor incurred costs associated with the reorganization, primarily unamortized debt issuance costs, expenses related to rejected leases and post-petition professional fees. In accordance with applicable guidance, costs associated with the Chapter 11 Cases have been recorded as reorganization items, net within the accompanying consolidated statement of operations for the Predecessor Period. Reorganization items, net was zero for the Successor Period, with $13.7 million used in operating activities during the Successor Period. Reorganization items, net was $335.6 million for the Predecessor Period, with $3.1 million representing cash used in operating activities during the Predecessor Period, $2.7 million and $0.4 million paid for professional fees and to settle lease rejection damages, respectively.

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

(1) Includes approximately $16.4 million in adjustments to assets and liabilities classified as held for sale. See Note 14 - Discontinued Operations.

Restructuring expenses

In connection with the Transformation Project, during the Successor Period and Predecessor Period, we incurred costs of $23.0 million and $1.3 million, respectively, which primarily relate to professional fees and separation costs related to former executives and personnel. These costs are included in Restructuring expenses in the consolidated statements of operations. Additionally, during the Successor Period, we have incurred shut down costs of $8.9 million at certain locations in our Well Services segment. These shut down costs include the write-down of inventory of $6.5 million which is reflected in cost of sales and the severance of personnel and other shut down costs of $2.4 million which is primarily reflected in cost of services.

(4) Revenue

Disaggregation of revenue

The following table presents revenues by segment disaggregated by geography (in thousands):

	Successor	Predecessor
			Year ended December 31,
	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	2020	2019
U.S. land
Rentals	$87,432	$4,917	$78,537	$178,345
Well Services	20,133	3,379	26,924	66,643
Total U.S. land	107,565	8,296	105,461	244,988

U.S. offshore
Rentals	103,646	8,196	129,021	143,973
Well Services	93,412	7,371	104,559	196,592
Total U.S. offshore	197,058	15,567	233,580	340,565

International
Rentals	77,617	5,226	90,277	108,124
Well Services	266,514	16,839	237,931	278,375
Total International	344,131	22,065	328,208	386,499
Total Revenues	$648,754	$45,928	$667,249	$972,052

The following table presents revenues by segment disaggregated by type (in thousands):

	Successor	Predecessor
			Year ended December 31,
	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	2020	2019
Services
Rentals	$33,629	$2,005	$45,226	$69,958
Well Services	272,070	17,229	254,157	412,389
Total Services	305,699	19,234	299,383	482,347

Rentals
Rentals	197,050	14,082	215,163	310,844
Well Services	11,901	352	10,200	15,282
Total Rentals	208,951	14,434	225,363	326,126

Product Sales
Rentals	38,016	2,252	37,446	49,640
Well Services	96,088	10,008	105,057	113,939
Total Product Sales	134,104	12,260	142,503	163,579
Total Revenues	$648,754	$45,928	$667,249	$972,052

(5) Leases

We determine if an arrangement is a lease at inception. All of our leases are operating leases and are included in ROU assets, accounts payable and operating lease liabilities in the consolidated balance sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligations to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the respective lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease.

Our operating leases are primarily for real estate, machinery and equipment, and vehicles. The terms and conditions for these leases vary by the type of underlying asset. Total operating lease expense was as follows (in thousands):

	Successor	Predecessor
			Year ended December 31,
	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	2020	2019
Long-term fixed lease expense	$12,579	$1,824	$18,454	$22,882
Long-term variable lease expense	-	19	10	54
Short-term lease expense	10,165	789	4,322	3,205
Total operating lease expense	$22,744	$2,632	$22,786	$26,141

Operating leases were as follows (in thousands):

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Operating lease ROU assets	$25,154	$33,317

Accrued expenses	$5,650	$10,698
Operating lease liabilities	19,193	29,464
Total operating lease liabilities	$24,843	$40,162

Weighted average remaining lease term	15 years	11 years
Weighted average discount rate	5.34%	6.35%

Cash paid for operating leases	$13,591	$24,657
ROU assets obtained in exchange for lease obligations	$2,820	$5,259

During the Predecessor Period, cash paid for operating leases totaled $1.6 million and ROU assets obtained in exchange for lease obligation were $0.4 million.

Maturities of operating lease liabilities at December 31, 2021 are as follows (in thousands):

2022	$8,002
2023	5,735
2024	3,611
2025	2,905
2026	1,854
Thereafter	16,628
Total lease payments	38,735
Less imputed interest	(13,892)
Total	$24,843

(6) Intangibles

Intangible assets, net as of December 31, 2021 and 2020 consist of the following (in thousands):

		Successor			Predecessor
		December 31, 2021			December 31, 2020
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Balance	Amount	Amortization	Balance
Trademarks	10	$7,294	$(655)	$6,639	$4,744	$(4,263)	$481
Patents	10	2,120	(195)	1,925	-	-	-
Customer Relationships	17	-	-	-	14,592	(10,077)	4,515
Non-Compete Agreements	3	-	-	-	3,478	(3,478)	-
Total		$9,414	$(850)	$8,564	$22,814	$(17,818)	$4,996

At December 31, 2021, we recognized an increase in trademarks of approximately $3.1 million related to fresh start accounting adjustments associated with the revision of our decommissioning liabilities. See Note 1 - Summary of Significant Accounting Policies for further discussion of the changes in our decommissioning liabilities.

Amortization expense for the Successor Period, the Predecessor Period and the years ended December 31, 2020 and 2019 was $0.9 million, $0.1 million, $1.3 million and $1.3 million, respectively. Based on the carrying values of intangible assets of December 31, 2021, amortization expense for the next five years (2022 through 2026) is estimated to be $0.9 million.

(7) Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is as follows (in thousands):

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Machinery and equipment	$360,353	$1,727,454
Buildings, improvements and leasehold improvements	75,374	171,635
Automobiles, trucks, tractors and trailers	6,450	11,742
Furniture and fixtures	19,668	31,407
Construction-in-progress	6,700	4,793
Land	28,671	33,394
Oil and gas producing assets	44,700	15,117
Total	541,916	1,995,542
Accumulated depreciation and depletion	(185,642)	(1,587,435)
Property, plant and equipment, net	$356,274	$408,107

We had $7.2 million and $28.9 million of leasehold improvements at December 31, 2021 and 2020, respectively. These leasehold improvements are depreciated over the shorter of the life of the asset or the term of the lease using the straight line method. Oil and gas producing assets includes $24.2 million and $4.6 million as of December 31, 2021 and 2020, respectively, for asset retirement costs associated with our oil and gas property.

Depreciation expense (excluding depletion, amortization and accretion) for the Successor Period, the Predecessor Period and the years ended December 31, 2020 and 2019 was $238.8 million, $9.5 million, $103.5 million and $131.5 million, respectively. See Note 14 - Discontinued Operations for a discussion of depreciation expense related to our discontinued operations.

As discussed above, depreciation expense in the Successor Period was impacted by the valuation process under fresh start accounting. Certain fully depreciated assets were assigned an estimated fair value of approximately $197.5 million and a remaining useful life of less than 36 months which significantly increased the amount of depreciation expense recorded in the Successor Period. Depreciation expense for these previously fully depreciated assets was $167.5 million for the Successor Period. See Note 3 – Fresh Start Accounting for additional information.

(8) Debt

Credit Facility

On the Emergence Date, pursuant to the Plan, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and letter of credit issuers named therein providing for a $120.0 million asset-based secured revolving Credit Facility, all of which is available for the issuance of letters of credit (the “Credit Facility”). The issuance of letters of credit will reduce availability under the Credit Facility dollar-for-dollar.

As of December 31, 2021, the borrowing base under the Credit Facility was approximately $114.9 million and we had $37.1 million of letters of credit outstanding that reduced the borrowing availability under the revolving credit facility. We had no outstanding borrowings under the Credit Facility as of December 31, 2021.

On the Emergence Date, the Credit Facility replaced the DIP Credit Facility and the undrawn letters of credit outstanding under the former DIP Credit Facility were deemed outstanding under the Credit Facility. All accrued and unpaid fees and other amounts outstanding thereunder were paid in cash in full as well. The Credit Facility will mature on December 9, 2024.

The borrowing base under the Credit Facility is determined by reference to SESI’s and its subsidiary guarantors’ (i) eligible accounts receivable, (ii) eligible inventory, (iii) solely during the period from the Emergence Date until the earlier of December 9, 2022 and the date that unrestricted cash of SESI and its wholly-owned subsidiaries is less than $75.0 million, eligible premium rental drill pipe and (iv) so long as there are no loans outstanding at such time, certain cash of SESI and its subsidiary guarantors, less reserves established by the administrative agent in its permitted discretion.

Availability under the Credit Facility will be the lesser of (i) the commitments and (ii) the borrowing base. Subject to certain conditions, upon request and with the consent of the participating lenders, the total commitments under the Credit Facility may be increased to $170.0 million. SESI’s obligations under the Credit Facility are guaranteed by us and all of SESI’s material domestic subsidiaries and secured by substantially all of our, SESI’s and the subsidiary guarantors’ assets, other than real property.

Any borrowings under the Credit Facility will bear interest, at SESI’s option, at either an adjusted LIBOR rate plus an applicable margin ranging from 3.00% to 3.50% per annum, or an alternate base rate plus an applicable margin ranging from 2.00% to 2.50% per annum, in each case on the basis of the consolidated fixed charge coverage ratio. In addition, SESI is required to pay (i) a letter of credit fee, (ii) to the issuing lender of each letter of credit, a fronting fee and (iii) commitment fees. Upon the cessation of LIBOR, the Credit Facility provides for the use of alternative benchmark rates for the determination of the borrowing rate, and the cessation of LIBOR will not have a material impact on us.

Unless all loans are paid off and letters of credit outstanding are cash collateralized and the Credit Facility terminated, the Credit Facility requires, subject to permitted exceptions, compliance with various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Facility also requires compliance with a fixed charge coverage ratio of 1.0 to 1.0 if (a) an event of default has occurred and is continuing or (b) availability under the Credit Facility is less than the greater of $20.0 million or 15% of the lesser of the aggregate commitments and the borrowing base.

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

Prepetition Indebtedness:

The commencement of the Chapter 11 Cases constituted an event of default with respect to the Prepetition Credit Facility (defined below) and the 7.125% Notes and 7.750% Notes. The enforcement of any obligations under the prepetition debt was automatically stayed as a result of the Chapter 11 Cases.

Debtor-in-Possession Credit Agreement

In connection with the Chapter 11 Cases, the Affiliate Debtors filed a motion for approval of a debtor-in-possession financing facility, and on December 8, 2020, the Bankruptcy Court approved such motion and entered an interim order approving the financing (the “Interim DIP Order”). In accordance with the Interim DIP Order, on December 9, 2020, we, as guarantor and SESI, as borrower, entered into a $120 million Senior Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Facility”). On January 19, 2021, the Bankruptcy Court approved the Affiliated Debtors’ entry into the DIP Credit Facility on a final basis.

Delayed-Draw Term Loan Commitment Letter

On September 29, 2020, we entered into a commitment letter (the “Delayed-Draw Term Loan Commitment Letter”) with certain of the Consenting Noteholders (such Consenting Noteholders, the “Backstop Commitment Parties”). The Backstop Commitment Parties committed to provide a delayed draw term loan facility (the “Delayed-Draw Term Loan Facility”) in an aggregate principal amount not to exceed $200.0 million, upon our emergence from bankruptcy on the terms and subject to the conditions of the Delayed-Draw Term Loan Commitment Letter.

We paid $12.0 million of fees in consideration for the commitment by the Backstop Commitment Parties during 2020. On the Emergence Date, the Delayed-Draw Term Loan Commitment Letter terminated in accordance with its terms. The termination resulted in the recognition of $12.0 million of reorganization items, net during the Predecessor Period.

Prepetition Credit Facility

Prior to the commencement of the Chapter 11 Cases, we had an asset-based revolving credit facility (the “Prepetition Credit Facility”) which was scheduled to mature in October 2022. Upon commencement of the Chapter 11 Cases, all amounts outstanding under the Prepetition Credit Facility became outstanding under the DIP Credit Facility.

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

Senior Unsecured Notes

We had outstanding $800.0 million of 7.125% senior unsecured notes due December 2021. The indenture governing the 7.125% senior unsecured notes due 2021 required semi-annual interest payments on June 15 and December 15 of each year through the maturity date of December 15, 2021. Additionally, we had outstanding $500.0 million of 7.750% senior unsecured notes due September 2024. The indenture governing the 7.750% senior unsecured notes due 2024 required semi-annual interest payments on March 15 and September 15 of each year through the maturity date of September 15, 2024.

We, along with certain of our direct and indirect 100% owned domestic subsidiaries, entered into guarantees of the outstanding 7.750% Notes. All guarantees were full and unconditional, joint and several, except that the guarantee of any subsidiary guarantor could be released under certain customary circumstances, including, but not limited to, upon legal defeasance or satisfaction and discharge of the indenture that governed the 7.750% Notes. We were to be released from our guarantee only in connection with any legal defeasance or satisfaction and discharge of the indenture. At the Emergence Date, all obligations under the 7.750% Notes were cancelled and the applicable agreements governing such obligations were terminated.

The balances outstanding under the 7.125% Notes and 7.750% Notes were classified as liabilities subject to compromise in the accompanying consolidated balance sheet at December 31, 2020. On the Emergence Date, obligations under the 7.125% Notes and 7.750% Notes, including principal and accrued interest of $35.8 million, were fully extinguished in exchange for equity.
(9) Stock-Based Compensation Plans

As noted in Note 2 – Emergence from Voluntary Reorganization under Chapter 11, our outstanding equity interests were cancelled as of the Emergence Date and new Class A common stock was issued to settle claims arising as a result of holding either the 7.125% Notes or the 7.750% Notes. As a result of the consummation of the Plan, restricted stock units issued prior to the fresh start accounting date under our stock incentive plans were cancelled for zero consideration. The balance sheet effect of the cancellation is noted in Note 3 – Fresh Start Accounting.

2021 Management Incentive Plan

On June 1, 2021, our Board of Directors (the “Board”) and the Compensation Committee of the Board (the “Compensation Committee”) approved and adopted our Management Incentive Plan (“MIP”), which provides for the grant of share-based and cash-based awards and, in connection therewith, the issuance from time to time of up to 1,999,869 shares of our Class B common stock, par value $0.01 per share.

Restricted Stock Grants

Total stock-based compensation expense and the associated tax benefits during the Successor Period are as follows (in thousands):

Successor
For the Period February 3, 2021 through December 31, 2021
Restricted stock awards	$2,071
Restricted stock units	639
Cash-based PSUs (1)	(1,268)
Total compensation expense	1,442
Related income taxes	(335)
Total compensation expense, net of income taxes	$1,107

(1)
The PSU's related to the performance period ended December 31, 2021 were canceled due to not achieving the required performance.

On June 1, 2021, the Board and the Compensation Committee approved the forms of restricted stock award agreements for (i) employee participants (the “Employee Restricted Stock Award Agreement”) and (ii) non-employee directors (the “Director Restricted Stock Award Agreement”).

On June 2, 2021, the Board and the Compensation Committee approved the issuance of 113,840 shares of restricted stock (76,269 shares of restricted stock after giving effect to tax withholding) of Class B common stock under the MIP to certain of our non-employee directors and officers (the “Restricted Stock Awards”). Upon issuance of the Restricted Stock Awards, we immediately vested and retired 35,571 shares which were withheld for taxes. The Restricted Stock Awards will vest over a period of three years, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement. The fair value of the Restricted Stock Awards was estimated to be $39.53 per share as of the date of grant. The unamortized estimated grant date fair value as of December 31, 2021 was approximately $2.4 million.

During the third quarter of 2021, the Board and the Compensation Committee approved the issuance of $2.0 million in restricted stock units which will be convertible into Class B common stock upon vesting (the “Restricted Stock Units”). These Restricted Stock Units will vest over a period of 18 months, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement. The fair value of the Restricted Stock Units was estimated to be $39.53 per share as of the date of grant. The unamortized estimated grant date fair value as of December 31, 2021 was approximately $1.4 million.

Liability-Classified Compensation

401(k)

We maintain a defined contribution profit sharing plan for employees who have satisfied minimum service requirements. Employees may contribute up to 75% of their eligible earnings to the plan subject to the contribution limitations imposed by the Internal Revenue Service. We provide a nondiscretionary match of 100% of an employee’s contributions to the plan, up to 4% of the employee’s salary. We made contributions of $2.6 million, $0.4 million, $6.2 million and $10.5 million during the Successor Period, Predecessor Period and in 2020 and 2019, respectively.

Supplemental Executive Retirement Plan

We have a supplemental executive retirement plan (“SERP”). The SERP provides retirement benefits to our executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant. Prior to January 1, 2020, under the SERP, we made annual contributions to a retirement account based on age and years of service. The participants in the plan received contributions ranging from 5% to 35% of salary and annual cash bonus, which totaled $0 million, $1.1 million and $1.2 million during 2020, 2019 and 2018, respectively. We made payments to eligible participants in the SERP of $3.4 million during the Successor Period, and made payments to eligible participants of $2.3 million in 2019. No payments were made during the Predecessor Period or during 2020.

Predecessor Stock-Based and Long-Term Incentive Compensation

On September 28, 2020, the Board of Directors of the Predecessor approved the implementation of a Key Employee Retention Program (“KERP”), which was designed to retain key employees in their current roles over the near term while providing them with financial stability. KERP payments were in lieu of any outstanding unvested awards under our long-term equity-based incentive plans (other than any cash-based performance units (which we refer to as PSUs) any annual bonuses that would otherwise be payable to the KERP participants. The KERP provided for one-time retention payments equal to approximately $7.3 million in the aggregate to our six executive officers, including our named executive officers. The KERP further provided for approximately $2.4 million of retention payments to other non-executive employees.

We were authorized to grant restricted stock units, stock options, performance share units and other cash and stock awards as part of its Long-Term Incentive Program (LTIP). Total stock-based compensation expense is reflected in general and administrative expenses in the consolidated statements of operations. Total stock-based compensation expense and the associated tax benefits are as follows (in thousands):

	Predecessor
		Year ended December 31,
	For the Period January 1, 2021 through February 2, 2021	2020	2019
Stock options	$-	$94	$2,743
Restricted stock units	1,170	4,144	15,716
Cash restricted stock units	-	(56)	298
Cash-based PSUs	78	(1,554)	935
Total compensation expense	1,248	2,628	19,692
Related income taxes	(60)	(610)	(4,569)
Total compensation expense, net of income taxes	$1,188	$2,018	$15,123

Stock Options

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

We did not grant any stock options during the Predecessor Period or the year ended December 31, 2020. The weighted average fair values of stock options granted in 2019 was $24.60 and was based on a risk free interest rate of 2.57%, an expected life of 6 years and an expected volatility of 56.62%. As of December 31, 2020, 468,247 stock options were outstanding and exercisable at a weighted average option price of $156.97. As discussed above, all stock options were canceled for no consideration at the Emergence Date.

Restricted Stock Units

RSUs granted as part of the LTIP generally vested in equal annual installments over three years. At December 31, 2020, 134,236 non-vested RSUs were outstanding at a weighted average grant date fair value of $80.27. During the Predecessor Period, 48,903 RSU's vested, and we recognized approximately $1.0 million in Reorganization items, net associated with the remaining RSUs, which were either forfeited or canceled for no consideration at the Emergence Date.

Performance Share Units

As part of our LTIP, PSUs were issued providing for a three year performance period. At December 31, 2020, there were 210,398 PSUs outstanding (96,522 and 113,876 related to performance periods ending December 31, 2020 and 2021, respectively). The 2020 PSU grants (related to performance periods ending December 31, 2022) were surrendered as a condition to participation in the KERP. During the Successor Period, payments of approximately $4.0 million were made related to the performance period ended December 31, 2020 and the PSU's related to the performance period ended December 31, 2021 were canceled due to not achieving the required performance.

Non-Qualified Deferred Compensation Plan

The Nonqualified Deferred Compensation Plan (“NQDC Plan”) provides an income deferral opportunity for executive officers and certain senior managers who qualified for participation. Participants in the NQDC Plan could make an advance election each year to defer portions of their base salary, bonus and other compensation. Payments made to participants are based on their enrollment elections and plan balances. No deferrals were elected for 2021. We have not had enrollment periods for the NQDC since 2019.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (“ESPP”) terminated in accordance with its terms in 2019. Prior to termination, eligible employees were allowed to purchase shares of common stock at a discount during six month offering periods beginning on January 1st and July 1st of each year and ending on June 30 and December 31 of each year, respectively. During 2019, 532,292 shares were issued in connection with the ESPP. Cash received from participants totaled $0.7 million and we recognized compensation expense of $0.1 million.

(10) Income Taxes

The income tax provision is as follows:

	Successor	Predecessor
In thousands:	Period February 3, 2021 through December 31, 2021	Period January 1, 2021 through February 2, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Current income tax expense/(benefit)
Federal	$(1,106)	$-	$(36,506)	$-
State	(307)	-	635	546
Foreign	6,220	3,314	8,497	(3,359)
Total current income tax expense/(benefit)	4,807	3,314	(27,374)	(2,813)

Deferred income tax expense/(benefit)
Federal	(42,904)	55,015	4,593	10,175
State	2,633	(182)	(638)	1,623
Foreign	2,166	1,856	(3,469)	(6,252)
Total deferred income tax expense/(benefit)	(38,105)	56,689	486	5,546
Total income tax expense/(benefit)	$(33,298)	$60,003	$(26,888)	$2,733

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

A reconciliation of the U.S. statutory federal tax rate to the consolidated effective tax rate is as follows:

	Successor	Predecessor
In thousands:	Period February 3, 2021 through December 31, 2021	Period January 1, 2021 through February 2, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Computed expected tax expense/(benefit)	$(32,635)	$69,125	$(53,431)	$(18,380)
State and foreign income taxes	(17,893)	6,217	5,026	(7,444)
Valuation allowance	-	(46,208)	19,024	24,638
Gain on Settlement of Liabilities Subject to Compromise	-	(89,905)	-	-
Reduction in Deferred Tax Assets	19,154	87,316	-	(233)
Fresh Start Adjustments	-	29,099	-	-
Other	(1,924)	4,359	2,493	4,152
Total income tax expense/(benefit)	$(33,298)	$60,003	$(26,888)	$2,733

We have evaluated the tax impact resulting from our emergence from Chapter 11 Bankruptcy on February 2, 2021 and the Plan. As part of the debt restructuring, a substantial portion of our pre-petition debt was extinguished. Absent an exception, a taxpayer recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. A taxpayer in bankruptcy may exclude CODI from taxable income but must first reduce its tax attributes by the amount of CODI realized. When the debt was extinguished, we realized CODI for U.S. federal income tax purposes of approximately $428 million. The CODI exclusion resulted in a partial elimination of our federal net operating loss carryforwards, as well as a partial reduction in tax basis in assets, primarily property, plant and equipment. The CODI also eliminated $19.2 million of state NOL deferred tax asset which resulted in a corresponding reduction in the state valuation allowance.

Section 382 of the Internal Revenue Code of 1986 provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. We experienced an ownership change on February 2, 2021, as defined in Section 382, due to the Plan. The limitation under Section 382 is based on the value of the corporation as of the Emergence Date. We do not expect the Section 382 limitation to impact our ability to use U.S. tax attributes other than foreign tax credits.

Significant components of our deferred tax assets and liabilities are as follows:

	Successor	Predecessor
In thousands:	December 31, 2021	December 31, 2020
Deferred tax assets:
Allowance for doubtful accounts	$1,046	$1,713
Operating loss and tax credit carryforwards	84,684	150,426
Compensation and employee benefits	8,832	27,625
Decommissioning liabilities	39,328	30,960
Operating leases	197	2,792
Other assets	30,749	34,578
Total gross deferred tax assets	164,836	248,094
Less: Valuation allowance	(90,781)	(139,106)
Total deferred tax assets	74,055	108,988

Deferred tax liabilities:
Property, plant and equipment	64,721	69,510
Notes receivable	17,812	12,977
Goodwill and other intangible assets	(772)	23,920
Other liabilities	1,287	7,869
Total deferred tax liabilities	83,048	114,276
Net deferred tax liabilities	$8,993	$5,288

Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions in which we have operations. In recording deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those deferred income tax assets would be deductible. We consider all available positive and negative evidence, including scheduled reversal of deferred income tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations for this determination. Due to the history of losses in recent years, we are not relying on any projected future taxable income for this analysis. We are in a net deferred tax liability position as of December 31, 2021 in the U.S., and the reversal of the deferred tax liability is expected to offset the reversal of U.S. deferred tax assets in the future periods. Thus, management believes that it is more likely than not that U.S. federal deferred tax assets, with the exception of certain credits, will be realized. Management determined that sufficient positive evidence does not exist to realize deferred tax assets for certain U.S. federal credits, certain U.S. state tax attributes, and for deferred tax assets in the majority of our foreign operations.

The amount of U.S. consolidated net operating losses available as of December 31, 2021, after attribute reduction, is estimated to be approximately $43.3 million, which are available to reduce future taxable income. These losses have an indefinite carryforward but are limited to offsetting 80% of taxable income each year. At December 31, 2021, we also had various state net operating loss carryforwards with expiration dates starting in 2022. A net deferred tax asset of $18.8 million reflects the expected future tax benefit for the state loss carryforwards. At December 31, 2021, we also had a U.S. foreign tax credit carryforward of $55.9 million with expiration dates from 2025 to 2027.

We have not provided income tax expense on earnings of our foreign subsidiaries, since we have reinvested or expect to reinvest undistributed earnings outside the U.S. indefinitely. At December 31, 2021, our foreign subsidiaries had an overall accumulated deficit in earnings. We do not intend to repatriate the earnings of our profitable foreign subsidiaries. We have not provided U.S. income taxes for such earnings. These earnings could become subject to U.S. income tax, state and foreign taxes if repatriated. It is not practicable to estimate the amount of taxes that might be payable on such undistributed earnings.

We file income tax return in the U.S., including federal and various state filings, and certain foreign jurisdictions. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. We remain subject to U.S. federal tax examinations for years after 2017.

The activity in unrecognized tax benefits is as follows:

	Successor	Predecessor
In thousands:	Period February 3, 2021 through December 31, 2021	Period January 1, 2021 through February 2, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Unrecognized tax benefits at beginning of period	$14,706	$13,206	$13,206	$30,558
Additions based on tax positions related to prior years	2,848	1,500	1,757	2,500
Reductions based on tax positions related to prior years	(552)	-	-	-
Additions based on tax positions related to current year	-	-	-	-
Reductions as a result of a lapse of the applicable statute of limitations	-	-	(757)	-
Reductions relating to settlements with taxing authorities	(2,029)	-	(1,000)	(19,852)
Unrecognized tax benefits at end of period	$14,973	$14,706	$13,206	$13,206

We had unrecognized tax benefits of $15.0 million, $13.2 million and $13.2 million as of December 31, 2021, 2020 and 2019, respectively, all of which would impact our effective tax rate if recognized. It is reasonably possible that $2.9 million of unrecognized tax benefits could be settled in the next twelve-month period due to the conclusion of tax audits or due to the expiration of statute of limitations.

The amounts above include accrued interest and penalties of $6.9 million, $5.8 million and $5.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2019, we recorded a reduction in unrecognized tax benefits of $19.9 million relating to settlements of income tax audits in foreign countries. Interest and penalties associated with the unrecognized tax benefits are classified as a component of income tax expense in the consolidated statements of operations.

(11) Segment Information

In connection with our Transformation Project, our reportable segments were changed to Rentals and Well Services. We have recast historical amounts below and in Note 4 - Revenue in connection with this change.

Business Segments

The products and service offerings of Rentals are comprised of value-added engineering and design services, rental of premium drill strings, tubing, landing strings, completion tubulars and handling accessories, manufacturing and rental of bottom hole assemblies, and rentals of accommodation units.

The products and service offerings of Well Services are comprised of risk management, well control and training solutions, hydraulic workover and snubbing services, engineering and manufacturing of premium sand control tools, and onshore international production services. The Well Services segment also includes the operations of our offshore oil and gas property.

We evaluate the performance of our reportable segments based on income or loss from operations. The segment measure is calculated as segment revenues less segment operating expenses, including general and administrative expenses, depreciation, depletion, amortization and accretion expense and reduction in value of assets. We use this segment measure to evaluate our reportable segments as it is the measure that is most consistent with how we organize and manage our business operations. Corporate and other costs primarily include expenses related to support functions, including salaries and benefits for corporate employees.

Summarized financial information for our segments is as follows (in thousands):

For the Period February 3, 2021 through December 31, 2021 (Successor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$268,695	$380,059	$-	$648,754
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	105,373	316,879	-	422,252
Depreciation, depletion, amortization and accretion	152,250	61,074	6,535	219,859
General and administrative expenses	24,812	46,780	45,983	117,575
Restructuring expenses	-	-	22,952	22,952
Other expenses	3,609	13,117	-	16,726
Income (loss) from operations	(17,349)	(57,791)	(75,470)	(150,610)
Interest income (expense), net	(7)	3,930	(1,592)	2,331
Other income (expense)	1,280	(14,407)	5,999	(7,128)
Income (loss) from continuing operations before income taxes	$(16,076)	$(68,268)	$(71,063)	$(155,407)

For the Period January 1, 2021 through February 2, 2021 (Predecessor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$18,339	$27,589	$-	$45,928
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	7,839	21,934	-	29,773
Depreciation, depletion, amortization and accretion	4,271	3,666	421	8,358
General and administrative expenses	2,027	4,111	4,914	11,052
Restructuring expenses	-	-	1,270	1,270
Income (loss) from operations	4,202	(2,122)	(6,605)	(4,525)
Interest income (expense), net	10	356	(164)	202
Reorganization items, net	(2,037)	31,816	305,781	335,560
Other income (expense)	(399)	(165)	(1,541)	(2,105)
Income (loss) from continuing operations before income taxes	$1,776	$29,885	$297,471	$329,132

For the year ended December 31, 2020 (Predecessor)
		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$297,835	$369,414	$-	$667,249
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	109,902	298,229	-	408,131
Depreciation, depletion, amortization and accretion	63,072	48,929	3,770	115,771
General and administrative expenses	52,718	73,200	79,855	205,773
Restructuring expenses	-	-	47,055	47,055
Reduction in value of assets	754	21,038	1,983	23,775
Income (loss) from operations	71,389	(71,982)	(132,663)	(133,256)
Interest income (expense), net	-	4,539	(96,965)	(92,426)
Reorganization expenses	-	-	(19,520)	(19,520)
Other income	-	-	(9,229)	(9,229)
Income (loss) from continuing operations before income taxes	$71,389	$(67,443)	$(258,377)	$(254,431)

For the year ended December 31, 2019 (Predecessor)
		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$430,442	$541,610	$-	$972,052
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	168,608	389,657	-	558,265
Depreciation, depletion, amortization and accretion	86,395	55,670	4,726	146,791
General and administrative expenses	61,829	89,272	93,302	244,403
Reduction in value of assets	-	9,293	-	9,293
Income (loss) from operations	113,610	(2,282)	(98,028)	13,300
Interest income (expense), net	-	4,172	(102,511)	(98,339)
Reorganization expenses	-	-	-	-
Other income	-	-	(2,484)	(2,484)
Income (loss) from continuing operations before income taxes	$113,610	$1,890	$(203,023)	$(87,523)

Identifiable Assets

		Well	Corporate	Consolidated
	Rentals	Services	and Other	Total
December 31, 2021 (Successor)	$365,358	$715,738	$118,412	$1,199,508
December 31, 2020 (Predecessor)	572,776	554,178	374,125	1,501,079

At December 31, 2021 and 2020, the Corporate and Other segment included $37.5 million and $242.1 million of identifiable assets relating to assets held for sale. For further discussion see Note 14 - Discontinued Operations.

Capital Expenditures

		Well	Corporate	Consolidated
	Rentals	Services	and Other	Total
For the period from February 3, 2021 through December 31, 2021 (Successor)	$27,335	$6,817	$-	$34,152
For the period from January 1, 2021 through February 2, 2021 (Predecessor)	2,429	606	-	3,035
December 31, 2020 (Predecessor)	24,053	19,609	3,991	47,653
December 31, 2019 (Predecessor)	63,252	28,386	12,084	103,722

Geographic Information

We operate in the U.S. and in various other countries throughout the world. Our international operations are primarily focused in Latin America, Asia-Pacific and the Middle East and North Africa regions. We attribute revenue to various countries based on the location where services are performed or the destination of the drilling products or equipment sold or rented. Long-lived assets consist primarily of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period.

Revenues

	Successor	Predecessor
			Year ended December 31,
	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	2020	2019
United States	$304,623	$23,863	$339,041	$585,553
Other countries	344,131	22,065	328,208	386,499
Total	$648,754	$45,928	$667,249	$972,052

Long-Lived Assets

	Successor	Predecessor
	December 31, 2021	December 31, 2020
United States	$231,388	$253,114
Other countries	124,886	154,993
Total	$356,274	$408,107

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

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Successor Fair Value at
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Non-qualified deferred compensation assets and liabilities
Intangible and other long-term assets, net	$-	$15,896	$-	$15,896
Accounts payable	-	2,250	-	2,250
Other long-term liabilities	-	19,218	-	19,218

Investment in equity securities	$25,735	$-	$-	$25,735

	Predecessor Fair Value at
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Non-qualified deferred compensation assets and liabilities
Intangible and other long-term assets, net	$-	$15,013	$-	$15,013
Accounts payable	-	2,869	-	2,869
Other long-term liabilities	-	20,697	-	20,697

Total debt	$409,050	$-	$-	$409,050

Our non-qualified deferred compensation plans allow officers, certain highly compensated employees and non-employee directors to defer receipt of a portion of their compensation and contribute such amounts to one or more hypothetical investment funds. These investments are reported at fair value based on unadjusted quoted prices in active markets for identifiable assets and observable inputs for similar assets and liabilities, which represent a Level 2 in the fair value hierarchy depending on the type of investment. Commencement of the Chapter 11 Cases automatically stayed payments under the non-qualified deferred compensation plans. As a result of the consummation of the Plan, restricted stock units issued prior to the Fresh Start Accounting Date under our stock incentive plans were cancelled for zero consideration.

Investment in equity securities relates to our ownership in 4.1 million shares of common stock of Select Energy Services, Inc. This investment is reported at fair value based on unadjusted quoted prices which are readily determinable, which represents a Level 1 in the fair value hierarchy. During the Successor Period, we recognized an unrealized gain on equity securities of $2.1 million, which is included in other expense in our consolidated statement of operations. See Note 14 - Discontinued Operations for further discussion.

The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued expenses, as reflected in the consolidated balance sheets, approximates fair value due to the short maturities. We historically utilized unadjusted quoted prices in the market for measuring the fair value of debt.

(13) Contingencies

Due to the nature of our business, we are involved, from time to time, in various routine litigation or subject to disputes or claims or actions, including those commercial in nature, regarding our business activities in the ordinary course of business. Legal costs related to these matters are expensed as incurred. Management is of the opinion that none of the claims and actions will have a material adverse impact on our financial position, results of operations or cash flows. Commencement of the Chapter 11 Cases automatically stayed certain proceedings and actions, these cases have continued after the Emergence Date.

A subsidiary of ours is involved in legal proceedings with two former employees regarding the payment of royalties for a patentable product paid for by the subsidiary and developed while they worked for the subsidiary. On April 2, 2018, the former employees and their corporation filed a lawsuit (the “First Case”) in the Harris County District Court (the “District Court”) alleging that the royalty payments they had invoiced at 25% and for which they received payments since 2010, should have been paid at a rate of 50%. In May 2019, the jury issued a verdict in favor of the plaintiffs. On October 25, 2019, the court issued a final judgment against us, which we have fully secured with a bond. Oral arguments in front of the Court of Appeals are scheduled for April 2022. We strongly disagree with the verdict and believe the District Court committed several legal errors that should result in a reversal or remand of the case by the Court of Appeals.

A second case (the “Second Case”) was filed in District Court against the same subsidiary of ours bringing the same claims and seeking damages post judgment from the First Case until discontinuation of the sale of the product at issue by the subsidiary. In December 2020, the Court entered a final judgement for the Plaintiffs’ and the Second Case was stayed for the duration of our bankruptcy. We have filed an appeal and a Motion to Abate the Second Case pending the appeal of the First Case. The Motion to Abate the Second Case was granted on October 26, 2021 by the Court of Appeals. As of December 31, 2021, we have reserved $7.0 million for the judgements in the First Case and Second Case.

Our Indian subsidiary, SES Energy Services India Pvt. Ltd, entered into a contract with an Indian oil and gas company to provide an off shore vessel for well stimulation. A dispute arose over the performability of the terms of the contract. The contract was terminated by the customer. The maximum liability under the contract is capped at approximately $7.3 million, of which approximately $3.5 million has been claimed via revocation of performance bank guarantees.

(14) Discontinued Operations

In December 2019, Pumpco Energy Services, Inc (“Pumpco”) completed its hydraulic fracturing field operations and made the determination to discontinue, wind down and exit its hydraulic fracturing operations. We have, and will continue, to sell Pumpco’s fixed assets over time. During the Successor Period, we have recognized gains of approximately $10.5 million related to the sales of these assets.

During the third quarter of 2021, we sold all of the issued and outstanding equity of Complete Energy Services, Inc. (“Complete”) to Select Energy Services, Inc. (“Select”), which also included SPN Well Services, Inc.’s (“SPW”) flowback and well testing businesses, including the associated assets, liabilities and working capital, pursuant to a Securities Purchase and Sale Agreement (the “Purchase Agreement”) with SES Holdings, LLC, Select and Complete. Pursuant to the Purchase Agreement, Select acquired 100% of the equity interests of Complete, for a purchase price of approximately $14.0 million in cash and the issuance of 3.6 million shares of Class A common stock, $0.01 par value, of Select, subject to customary post-closing adjustments. The Purchase Agreement contains customary representations, warranties and covenants. In connection with this disposition, during the Successor Period, we recognized a reduction in value of assets related to Complete of approximately $12.4 million.

During the third quarter of 2021, we entered into an agreement with an unrelated third party to sell tranches of coil tubing assets held by SPW for $14.0 million. As of December 31, 2021, we have completed sales totaling $11.4 million under this contract. The gain/loss on these assets sales was not material.

In November 2021, we completed an agreement with an unrelated third party to sell the remaining assets of SPW for $8.5 million. In connection with the sale of the remaining assets of SPW, we recognized a reduction in value of assets totaling $14.5 million during the third quarter of 2021.

The disposal of Complete and SPW is aligned with our overall strategic objective to divest assets and service lines that do not compete for investment in the current market environment.

The following table summarizes the components of loss from discontinued operations, net of tax (in thousands):

	Successor	Predecessor
			Year ended December 31,
	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	2020	2019
Revenues	$90,682	$10,719	$184,580	$734,768
Cost of services	85,191	10,398	180,408	639,065
Depreciation, depletion, amortization and accretion	31,502	2,141	31,022	124,746
General and administrative expenses	8,847	1,119	22,035	50,953
Other expenses	15,807	-	-	-
Reduction in value of assets	-	-	117,335	84,470
Loss from operations	(50,665)	(2,939)	(166,220)	(164,466)
Other income (expense)	188	2,485	(2,069)	27
Loss from discontinued operations before tax	(50,477)	(454)	(168,289)	(164,439)
Income tax benefit (expense)	10,408	102	(398)	(1,026)
Loss from discontinued operations, net of income tax	$(40,069)	$(352)	$(168,687)	$(165,465)

The following summarizes the assets and liabilities related to the business reported as discontinued operations (in thousands):

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Current assets:
Accounts receivable, net	$7,469	$25,448
Prepaid expenses	26	4,881
Other current assets	447	12,076
Total current assets	7,942	42,405

Property, plant and equipment, net	29,328	179,380
Operating lease ROU assets	127	16,958
Other assets	131	3,361
Total assets held for sale	$37,528	$242,104

Liabilities:
Accounts payable	$652	$2,830
Accrued expenses	4,268	11,153
Operating lease liabilities	72	21,987
Decommissioning liabilities	-	8,311
Other liabilities	615	2,095
Total liabilities	$5,607	$46,376

Significant operating non-cash items and cash flows from investing activities for our discontinued operations were as follows (in thousands):

	Successor	Predecessor
			Year ended December 31,
	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	2020	2019
Cash flows from discontinued operating activities:
Reduction in value of assets	$-	$-	$117,335	$84,470
(Gain)/loss on sale of assets	-	(43)	286	12,727
Other expenses	15,807	-	-	-
Depreciation, depletion, amortization and accretion	31,502	2,141	31,022	124,746
Cash flows from discontinued investing activities:
Proceeds from sales of assets	88,332	486	22,224	23,140

Additionally, we have recast certain historical amounts in our consolidated balance sheet, statements of operations and in the following notes to these financial statements: Note 1 - Summary of Significant Account Policies, Note 3 - Fresh Start Accounting, Note 5 - Leases, Note 6 - Intangibles, Note 7 - Property, Plant and Equipment, Net, Note 10 - Income Taxes and Note 11 - Segment Information as it pertains to these discontinued operations.
(15) Supplemental Cash Flow Information

The table below is a reconciliation of cash, cash equivalents and restricted cash for the beginning and the end of the period for all periods presented:

	Successor	Predecessor
			Year ended December 31,
	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	2020	2019
Cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$172,768	$188,006	$272,624	$158,050
Restricted cash-current	16,751	-	-	-
Restricted cash-non-current	80,179	80,178	2,764	5,698
Cash, cash equivalents, and restricted cash, beginning of period	$269,698	$268,184	$275,388	$163,748

Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$314,974	$172,768	$188,006	$272,624
Restricted cash-current	-	16,751	-	-
Restricted cash-non-current	79,561	80,179	80,178	2,764
Cash, cash equivalents, and restricted cash, end of period	$394,535	$269,698	$268,184	$275,388

Non-cash investing activities during the Successor Period include the acquisition of investments in equity securities of $27.3 million in connection with asset disposals.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (as amended) (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, the disclosure controls and procedures provide reasonable assurance that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2021 were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our CEO and CFO, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management determined that as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Remediation of Previously Reported Material Weakness

As of December 31, 2020, management determined that we did not effectively operate control activities to appropriately consider all potential income tax alternatives relating to uncertain tax positions. The resulting material weakness determined that while we performed a timely and accurate analysis over the income tax consequences of our uncertain tax positions, specifically the bankruptcy filing amendment, we did not contemporaneously document a summary of all the potential uncertain tax positions related to the transaction, and did not evidence this analysis to support the accounting treatment for each potential uncertain tax position.

To address the material weakness, management implemented a remediation plan to address the control deficiency that led to this material weakness, including reinforcing the controls for identifying and reviewing potential uncertain tax positions, and the formalization of additional supporting documentation for existing uncertain tax positions. Additionally, management reinforced the controls to evaluate, resolve, and document the related conclusions and accounting treatment for uncertain tax positions. This included enhancing documentation of regularly held meetings between tax management and key stakeholders to discuss ongoing business activities and triggering events, as well as to determine any associated tax implications. The remediation plan was implemented during 2021, and management determined that the controls have been satisfactorily implemented and have operated effectively for a sufficient period of time. Therefore, management concluded the previously reported material weakness is remediated as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Pursuant to the Plan, as of the Emergence Date, the following directors ceased to serve on our Board of Directors: Terence E. Hall, Peter D. Kinnear, Janiece M. Longoria, Michael M. McShane, James M. Funk and W. Matt Ralls.

Pursuant to the Plan and the Stockholders Agreement, our current Board of Directors consists of the following seven members:

•
Joseph Citarrella
•
Daniel E. Flores
•
Michael Y. McGovern
•
Brian K. Moore
•
Julie J. Robertson
•
Krishna Shivram
•
Timothy J. Winfrey

We currently have an Audit and Compensation Committee. All directors serve on each committee. The Board believes under NYSE listing standards (which we are not currently subject to), we believe that all of the directors, except for Mr. Moore and Mr. McGovern, may be independent directors, provided that Mr. Citarrella and Mr. Flores may not be independent for Audit Committee purposes. The Board expects all of its directors would be considered Audit Committee financial experts.

Joseph Citarrella, 35, is currently a Managing Principal for Monarch Alternative Capital LP (“Monarch”), a private investment firm. From 2008 to 2012, Mr. Citarrella was an Associate at Goldman Sachs in the Global Investment Research equity group covering the integrated oil, exploration and production, and refining sectors. From 2017 to 2018, Mr. Citarrella served as nonexecutive Chairman of the Board of Vanguard Natural Resources, Inc., a Houston based independent oil and gas company. From 2018 to 2019, Mr. Citarrella served as an independent director for Resolute Energy. Mr. Citarrella is a designated director of Monarch. Mr. Citarella is a valuable member of our board of directors because of his extensive experience in the oil and gas industry.

Daniel E. Flores, 51, is currently a Partner at GoldenTree Asset Management LP (“GoldenTree”), an employee-owned global asset management firm. Mr. Flores served as Senior Vice President of Avenue Capital Group from 2008 to 2013. Previously, Mr. Flores worked in the Restructuring and Finance Group at Lehman Brothers and as an analyst at Merrill Lynch. Mr. Flores is a designated director of GoldenTree. Mr. Flores is a valuable member of our board of directors because of his extensive experience in the financial industry.

Michael Y. McGovern, 70, is currently our Executive Chairman. Mr. McGovern also serves as a director of Cactus, Inc. and ION Geophysical Corporation. Mr. McGovern has more than 40 years of experience in the energy industry having served as a director and an executive at multiple public and private companies. Mr. McGovern is a valuable member of our board of directors because of his extensive experience in the oil and gas industry.

Julie J. Robertson, 66, served as the Executive Chairwoman of Noble Corporation and previously served as Chairwoman of the Board, President and Chief Executive Officer from January 2018 until her retirement in May 2020. From 2001 to 2018, Ms. Robertson served in various other management roles for Noble Corporation and its subsidiaries. Ms. Robertson served continuously as Corporate

Secretary of Noble Corporation from 1993 until assuming the Chairwoman’s role in 2018 and served as Chairwoman at the time of the filing by Noble Corporation and certain other debtors of voluntary petitions for reorganization pursuant to chapter 11 of the United States Code on July 31, 2020. Ms. Robertson resigned as Chairwoman of Noble Corporation in 2021. Ms. Robertson is also Chairman of the Board and Remuneration Committee of Seadrill Limited, a director of EOG Resources, Inc. and a trustee of Spindletop Charities, Inc. In 2020, Ms. Robertson was elected the first female Chair of the International Association of Drilling Contractors. Ms. Robertson serves as the Chairman of our Compensation Committee. Ms. Robertson is a designated director of GoldenTree. Ms. Robertson is a valuable member of our board of directors because of her extensive experience in the oil and gas industry.

Krishna Shivram, 59, has over 31 years of experience spread across financial and management positions in the oil and gas industry in the United States, Middle East, Europe and India. Mr. Shivram serves as a director of Sentinel Energy Services Inc., where he was Chief Executive Officer from 2017 to 2020. Prior to that, Mr. Shivram served as a director of Gulfmark Offshore from 2017 to 2018 and held executive positions at Weatherford International Plc and Schlumberger Limited. Mr. Shivram is also a director at Ranger Energy Services, Inc. Mr. Shivram serves as the Chairman of our Audit Committee. Mr. Shivram is a valuable member of our board of directors because of his extensive financial experience.

Timothy J. Winfrey, 61, is currently a Senior Advisor to LeBaronBrown Industries LLC, an investment organization designed to support the long-term growth of industry-leading operating businesses. Mr. Winfrey served as Vice President - Energy Systems and Controls of Roper Technologies Inc. from 2002 to 2015. From 2001 to 2002, Mr. Winfrey served as President of Ingersoll-Rand Company's Commercial and Retail Air Solutions business, prior to which he was Vice President and general manager of Ingersoll-Rand's Reciprocating Compressor division. Prior to that, Mr. Winfrey held various corporate development and general management positions with Owens Corning, Eaton Corporation and British Petroleum Company Plc. Mr. Winfrey is a valuable member of our board of directors because of his extensive experience as a senior executive in the industrial engineering industry.

Brian K. Moore, 65, is currently our President and Chief Executive Officer and a member of the Board of Directors since January 2022. Mr. Moore has previously served as our Executive Vice President of Corporate Services from April 2016 to January 2022, and as our Senior Executive Vice President of North America Services from February 2012 to March 2016. Prior to that, Mr. Moore held executive positions at Complete Production Services and Integrated Production Services. Mr. Moore is a valuable member of our board of directors because of his extensive experience as a senior executive in the oil field service industry.

As discussed above, on the Emergence Date, in order to implement certain transactions contemplated by the Plan, the Company entered into the Stockholders Agreement to provide for certain governance matters. Other than obligations related to Confidential Information (as defined in the Stockholders Agreement), the rights and preferences of each stockholder under the Stockholders Agreement will terminate when such stockholder ceases to own shares of the Class A Common Stock and Class B Common Stock. While the initial Board of Directors designees post-emergence were appointed by GoldenTree, Monarch, and the ad hoc noteholders, going forward, pursuant to the Stockholders Agreement, the Board of Directors consists of seven directors, of whom:

(i)
two are designated by GoldenTree (subject to certain ownership thresholds);
(ii)
one is designated by Monarch (subject to certain ownership thresholds);
(iii)
one is the Chief Executive Officer; and
(iv)
three are elected by the stockholders.

Furthermore, the Board of Directors is given special governance rights in the Stockholders Agreement, including approval rights over certain corporate and other transactions, such as (i) any merger, consolidation, reorganization (including conversion) or any other business combination, (ii) certain acquisitions or dispositions of assets or liabilities, (iii) incurrence of indebtedness (subject to certain monetary thresholds), and (iv) issuances of equity, subject to the limitations therein, among other actions.

The Stockholders Agreement also provides the stockholders certain preemptive rights, drag-along rights, tag-along rights, and registration rights, subject, in each case, to the terms and conditions identified in the Stockholders Agreement.

Executive Officers

Set forth below is certain information regarding our current executive officers, including all offices and positions held by each in the past five years.

Name	Age	Offices Held and Term of Office
Michael Y. McGovern (1)	70	Executive Chairman of the Board of Directors since March 2021
Brian K. Moore	65

President and Chief Executive Officer since January 2022, Executive Vice President of Corporate Services from April 2016 to January 2022 Senior Executive Vice President of North America Services, from February 2012 to March 2016

James W. Spexarth	54

Executive Vice President and Chief Financial Officer since August 2021, Interim Chief Financial Officer from March 2021 to August 2021, Chief Accounting Officer since March 2018, Vice President and Corporate Controller, from August 2013 to February 2018

1.
For additional information regarding Mr. McGovern’s employment for the past five years, please refer to the section titled Board of Directors above.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Compensation Discussion and Analysis (“CD&A”) describes our executive compensation philosophy and practices applicable to named executive officers’ compensation for 2021. For 2021, our named executive officers (“NEOs”) were:

Name	Offices Held
Current NEOs
Michael Y. McGovern	Executive Chairman, Interim Chief Executive Officer for 2021
James W. Spexarth	Executive Vice President, Chief Financial Officer and Treasurer
Blaine D. Edwards (1)	Executive Vice President, General Counsel and Secretary
Michael J. Delahoussaye	President, Workstrings International
Deidre D. Toups	President, Specialized Rental and Services Division
Separated NEOs
David D. Dunlap	Former President and Chief Executive Officer
Westervelt T. Ballard, Jr.	Former Executive Vice President, Chief Financial Officer and Treasurer

(1)
Mr. Edwards went on leave effective January 2022.

Effective as of March 16, 2021, David Dunlap, our President and CEO and a member of the Board, and Westervelt Ballard, our Executive Vice President, Chief Financial Officer and Treasurer, each resigned from all positions held with us. Mr. McGovern was named as Executive Chairman as of March 16, 2021 and served in the position of Interim CEO for the remainder of 2021. Mr. Spexarth assumed the position of Interim Chief Financial Officer from March 16, 2021 to August 2021 and has assumed the role Executive Vice President and Chief Financial Officer since August 2021.

On January 20, 2022, Brian K. Moore, our Executive Vice President, was appointed President and Chief Executive Officer and a member of the Board in accordance with the Stockholders’ Agreement. As a result of Mr. Moore’s appointment, Mr. McGovern, our Executive Chairman of the Board, no longer performs the functions of our principal executive officer but remains with us as executive chairman of the Board. Mr. Moore was not one of our NEOs for 2021.

Executive Compensation Philosophy

The Compensation Committee of the Board (the “Compensation Committee”) is responsible for designing, implementing and administering our executive compensation program. The primary objective of that program is to attract and retain key personnel.

Our Compensation Committee is guided by several key principles to leverage the Company’s ability to motivate key talent. Our Compensation Committee believes compensation should:

•
Be performance driven
•
Be competitive and responsive to a rapidly changing landscape
•
Balance short term and long-term objectives
•
Focus on the retention of high performing executives
•
Encourage executives to own company stock

Compensation Practices in 2021

The Executive Chairman, who also served as interim CEO during 2021, developed recommendations for compensation practices in 2021 that were subject to joint Compensation Committee and Board approval. The CEO’s recommendations are based on his evaluations of the performance of the executives and are based on several factors, including individual performance, business results, and general market information. The Compensation Committee on its own reviews the performance and compensation of the CEO and approves his level of compensation.

In 2021, compensation practices were aligned with our post-emergence company to address a number of realities, including:

•
Departures of the CEO, CFO and General Counsel very soon after emergence from bankruptcy
•
Comprehensive initiative to transform the company with significant associated restructuring efforts
•
Need to retain key staff to facilitate numerous divestitures and related asset sales
•
Rising market pay across energy service sector restoring base salary to pre-pandemic levels
•
The lack of publicly traded equity to use as compensation currency

The Compensation Committee regularly reviews and considers the effectiveness of the Company’s existing compensation programs and modifies such programs or develops new programs to better effectuate the Compensation Committee’s compensation objectives.

In 2021, the Compensation Committee engaged Lyons, Benenson & Company, Inc. (“LB&Co”) as its independent executive compensation consultant. LB&Co is a leading independent compensation consulting firm that advises and counsels boards of directors and their compensation and governance committees on matters related to executive compensation, board compensation and corporate governance. They work collaboratively with directors and top management to develop compensation solutions that are supportive of each client's goals, objectives and long-term plans.

LB&Co advises the Compensation Committee on executive compensation matters and assists in developing and implementing our executive compensation program. LB&Co also informs the Compensation Committee on current trends to ensure the Compensation Committee is aware of evolving market conditions.

Brian K. Moore, who served as a member of the Compensation Committee in 2021 was an officer or employee of ours, and Michael Y. McGovern, who served as a member of our Compensation Committee in 2021 served as interim Chief Executive Officer for part of 2021.

None of our executive officers serves or served during the last completed fiscal year as a director or member of the compensation committee of another organization one of whose executive officers serves or served at the same time as a member of either the Board or the Compensation Committee.

In September 2021, LB&Co was directed to compile an analysis of compensation for our key executives. Included in this analysis was the following companies for comparison:

•
Forum Energy Technologies, Inc.
•
Helix Energy Solutions Group, Inc.
•
Helmerich & Payne, Inc.
•
National Energy Services Reunited Corp.
•
Newpark Resources, Inc.

•
Oceaneering International, Inc.
•
Oil States International, Inc.
•
Patterson-UTI Energy, Inc.
•
ProPetro Holding Corp.
•
RPC, Inc.
•
Weatherford International plc

Components of Executive Compensation

The main components of the executive compensation program for the portion of 2021 after the Emergence Date were base salary, annual incentive plan (“AIP”) awards, long-term incentive awards under the Management Incentive Plan (as defined below) and compensation bonus awards. For the portion of 2021 prior to the Emergence Date, the main component of executive compensation consisted of base salary.

Base Salary

The primary role of the base salary element of the executive compensation program during 2021 was to compensate executives for the experience, education, personal qualities and other qualifications that were key for their specific role. For additional salary information, see the 2021 summary compensation table below.

In connection with naming Mr. McGovern as our Executive Chairman on April 23, 2021, the Board approved total cash compensation payable to Mr. McGovern in an annual amount of $1,500,000, equivalent to a $750,000 base salary and a deemed achievement of bonus at target of 100% of base salary, to be paid on a monthly basis during the period Mr. McGovern performed the functions of principal executive officer, retroactive to March 16, 2021, the effective date that he was deemed to have begun performing such functions. Any annual cash retainer Mr. McGovern would receive for serving as a director was suspended for the period spent as principal executive officer.

In July 2021, certain salary adjustments were made to base salaries. Ms. Toups received an increase from $286,200 to $350,000 in conjunction with her significantly increased responsibilities as President of the newly consolidated Rental & Specialty group comprised of three separate business units. The increase also considered the 10% salary reduction taken in April 2020. Mr. Edwards received an increase from $262,000 to $300,000 in conjunction with his significantly increased responsibilities as General Counsel and Corporate Secretary and also considered the 10% salary reduction taken in April 2020.

Mr. Delahoussaye received a salary increase from $270,000 to $285,000 as a market adjustment in July 2021. In August 2021, Mr. Delahoussaye received a salary increase from $270,000 to $325,000 in connection with his promotion to Vice President of Workstrings International and business unit organizational changes and took into consideration his 15% salary reduction in April 2020. Mr. Delahoussaye received a salary increase from $325,000 to $375,000 when named as the President of Workstrings International in September 2021.

In connection with being named Executive Vice President, Chief Financial Officer and Treasurer, effective August 19, 2021, Mr. Spexarth's annual cash base salary was increased from $278,500 to $425,000 in consideration of market analysis and the 15% salary reduction in April 2020.

2021 Post Emergence Executive Annual Incentive Plan

The purpose of the AIP is to reward executives for achievement of annual financial objectives. Although the Compensation Committee sets annual incentive target levels that result in target-level payouts when performance objectives are met, our program provides executives with the opportunity to earn higher payments depending on the extent to which these performance objectives are achieved or exceeded if approved by the Board.

AIP Performance Goals for Executives

Under the AIP, our NEOs are eligible to earn a payout based on a target percentage of their base salary. Given the activity in the oil and gas industry, the Compensation Committee also established what it believed was an appropriate EBITDA target of $95.8 million for

2021 given the evolving market landscape. This challenging performance goal was designed to help achieve a balance between stockholder returns and executive compensation.

The AIP is designed to focus management’s attention on key financial metrics that drive our performance, which are weighted as follows:

100% of the total payout of the AIP is based on the achievement of the foregoing EBITDA target. The 2021 overall incentive payout is 35% of each NEO’s target award opportunity based on this factor. For 2021, the maximum payout to each NEO under the AIP was capped at 50% of the typical target payout. Under the AIP, the CEO is granted discretion to propose adjustments to targets or propose adjustments to results for exceptional items during the program subject to Compensation Committee approval.

As noted previously, the Compensation Committee determined to use EBITDA as the primary financial metric for the AIP. As a financial metric, EBITDA is closely linked to cash flow and encourages management to focus on improving efficiency from existing operations. The financial metric provides for threshold, target and maximum payout levels, as a percentage of salary, based upon the achievement of 70%, 100% and 130% of the EBITDA target.

The possible total award payout levels for 2021, stated as a percentage of the named executive officer’s base salary, are set forth in the table below.

NEO	Threshold	Target	Maximum
Current NEOs
Mr. McGovern	0%	0%	0%
Mr. Spexarth	17.5%	35%	70%
Mr. Edwards	17.5%	35%	70%
Mr. Delahoussaye	17.5%	35%	70%
Ms. Toups	17.5%	35%	70%
Separated NEOs
Mr. Dunlap	0%	0%	0%
Mr. Ballard	0%	0%	0%

2021 Post-Emergence Date Management Incentive Plan

On June 1, 2021, the Board and the Compensation Committee approved and adopted our Management Incentive Plan (“MIP”). The purpose of the MIP is to provide a means through which we and our affiliates may attract and retain key personnel and to provide a means whereby directors, officers and employees (and prospective directors, officers and employees) can acquire and maintain an equity interest in us, or be paid incentive compensation, which may (but need not) be measured by reference to the value of a share of common stock, thereby strengthening their commitment to the welfare of us and our affiliates and aligning their interests with those of our stockholders.

Pursuant to the MIP, the Compensation Committee may grant awards with respect to up to 1,999,869 shares of our Class B common stock.

2021 Post-Emergence Date Long-Term Stock Incentive Award

On June 2, 2021, the Board and the Compensation Committee approved the grant of restricted stock awards under the MIP to certain of our non-employee directors and officers, including Messrs. McGovern, Spexarth and Edwards.

One-third of the shares underlying each restricted stock award will vest on each of April 1, 2022 and the second and third anniversaries of the grant date, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement.

On November 23, 2021, the Board and Compensation Committee approved the grant of restricted stock unit (“RSU”) awards under the MIP to Messrs. Spexarth, Edwards, and Delahoussaye and Ms. Toups. Each of Mr. Spexarth’s, Mr. Edwards’ and Ms. Toups’s RSU awards will become 100% vested on January 7, 2023 and Mr. Delahoussaye’s RSU award will become 100% vested on February 19, 2023, in each case subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement.

The number of restricted stock awards and RSUs granted to each of our NEOs in 2021 is set forth in the table below:

NEO	RSU	Restricted Stock
Current NEOs
Mr. McGovern	-	33,519
Mr. Spexarth	12,649	12,649
Mr. Edwards	12,649	12,649
Mr. Delahoussaye	12,649	-
Ms. Toups	12,649	-
Separated NEOs
Mr. Dunlap	-	-
Mr. Ballard	-	-

The following table shows the 2021 MIP award value of the 2021 MIP grants. The amounts below reflect the 2021 MIP grant values used at the time to determine award amounts.

NEO	Total Value of 2021 MIP Awards
Current NEOs
Mr. McGovern	$1,325,006
Mr. Spexarth	1,000,030
Mr. Edwards	1,000,030
Mr. Delahoussaye	500,015
Ms. Toups	500,015
Separated NEOs
Mr. Dunlap	-
Mr. Ballard	-

2021 Compensation Bonus Award

In addition to base salary and AIP and MIP awards described above, on April 1, 2021, the Board authorized and awarded a compensation bonus award to Mr. Spexarth in the amount of $125,000, which was paid on August 15, 2021. The compensation bonus award was made in connection with naming Mr. Spexarth as our Interim Chief Financial Officer in order to compensate Mr. Spexarth for his increased responsibilities. Mr. Spexarth did not receive an increase in base salary in connection with his appointment as Interim Chief Financial Officer.

2021 Executive Compensation

2021 Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to each NEO for the years ended December 31, 2021, 2020 and 2019. All of the stock and option awards reflected in the table for fiscal years 2019 and 2020 were surrendered in connection with participation in the Key Employee Retention Program (the “KERP”), which was implemented in connection with the bankruptcy and paid to the named executive officers in 2020 in the amounts reflected in the KERP column.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards(4)	KERP(5)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)	Total ($)
Current NEOs
Michael Y. McGovern	2021	$1,203,904	$-	$1,325,006	$-	$-	$-	$-	$2,528,910
Interim Chief Executive Officer,	2020	-	-	-	-	-	-	-	-
Executive Chairman	2019	-	-	-	-	-	-	-	-
James W. Spexarth	2021	327,495	125,000	1,000,030	-	-	297,500	38,526	1,788,551
Executive Vice President,	2020	293,580	-	-	-	614,250	151,200	38,320	1,097,350
Chief Financial Officer and Treasurer	2019	327,600	-	214,250	122,828		292,053	78,280	1,035,011
Blaine D. Edwards	2021	270,570	-	1,000,030	-	-	105,000	10,938	1,386,538
Executive Vice President,	2020	-	-	-	-	-	-	-	-
General Counsel and Secretary	2019	-	-	-	-	-	-	-	-
Michael J. Delahoussaye	2021	301,077	-	500,015	-	-	262,500	77,892	1,141,484
President,	2020	-	-	-	-	-	-	-	-
Workstrings International	2019	-	-	-	-	-	-	-	-
Deidre D. Toups	2021	315,646	-	500,015	-	-	245,000	30,781	1,091,442
President,	2020	-	-	-	-	-	-	-	-
Specialized Rental and Services Division	2019	-	-	-	-	-	-	-	-
Separated NEOs
David D. Dunlap (8)	2021	174,250	-	-	-	-	-	3,682,793	3,857,043
Former President and	2020	725,769	-	-	-	3,187,500	816,000	46,470	4,775,739
Chief Executive Officer	2019	850,000	-	1,111,800	637,484	-	2,204,756	226,460	5,030,500
Westervelt T. Ballard, Jr. (8)	2021	101,699	-	-	-	-	-	1,739,457	1,841,156
Former Executive Vice President,	2020	423,118	-	-	-	1,069,200	253,440	38,070	1,783,828
Chief Financial Officer and Treasurer	2019	475,200	-	372,911	213,823	-	646,525	97,322	1,805,781

(1)
In July 2021, Mr. Delahoussaye received a salary increase from $270,000 to $285,000. Ms. Toups received an increase from $286,200 to $350,000. Mr. Edwards received an increase from $262,000 to $300,000. In August 2021, Mr. Delahoussaye received a salary increase from $270,000 to $325,000 and Mr. Spexarth received a salary increase from $278,000 to $425,000. Mr. Delahoussaye received a salary increase from $325,000 to $375,000 when named as the President of Workstrings International.
(2)
In connection with his appointment as Interim Chief Financial Officer, Mr. Spexarth received a $125,000 compensation bonus award paid August 15, 2021.
(3)
The amounts reported in this column represent the grant date fair value of the RSUs and restricted stock awards that we granted in 2021, 2020 and 2019, calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 9 to our consolidated financial statements included in Item 8 of this Annual Report. Please see the “Grants of Plan-Based Awards Table During 2021” for more information regarding the awards that were granted in 2021.
(4)
The Black-Scholes option model is used to determine the grant date fair value of the options that we granted to the NEOs for 2019, calculated in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 9 to our consolidated financial statements included in Item 8 of this Annual Report.
(5)
On September 28, 2020, the Board of Directors approved the implementation of the KERP, which was designed to retain key employees in their current roles over the near term while providing them with financial stability. KERP payments were made in October 2020 and resulted in the surrender of all unvested LTIP grants (other than the 2018 and 2019 PSUs) made by us and an agreement to forego receipt of any annual bonus for 2020.
(6)
The amounts reported in this column for 2019 and 2020 reflect a payout for 2017 and 2018 PSUs respectively. The amounts reported in this column for 2021 reflect the amounts earned under the AIP, which were paid out in 2022. The CEO recommendation for AIP payouts was approved jointly by the Compensation Committee and the Board for Maximum 2021 Payout (Normal Target) for Mr. Spexarth, Mr. Delahoussaye and Ms. Toups in recognition of their exemplary contributions and performance during the 2021 Transformation.
(7)
For 2021, the amount includes (i) matching contributions to our 401(k) plan, (ii) life insurance premiums paid by us and (iii) the value of perquisites, consisting of premium payments made under the ArmadaCare program, the provision of an automobile allowance, including fuel and maintenance costs, and commuting expenses, relocation and severance as set forth below:

Name	401(k) Contributions	Life Insurance Premiums	ArmadaCare	Automobile and Commuting	Relocation	Severance	Total
Current NEOs
Mr. McGovern	$-	$-	$-	$-	$-	$-	$-
Mr. Spexarth	11,600	1,138	16,188	9,600	-	-	38,526
Mr. Edwards	9,900	1,038	-	-	-	-	10,938
Mr. Delahoussaye (9)	11,600	1,112	-	7,872	57,308	-	77,892
Ms. Toups	11,600	1,181	-	18,000	-	-	30,781
Separated NEOs
Mr. Dunlap	7,142	320	16,029	4,292	-	3,655,010	3,682,793
Mr. Ballard	4,159	320	16,029	2,289	-	1,716,660	1,739,457

(8)
Mr. Dunlap resigned his position as President and Chief Executive Officer and a member of the Board of Directors on March 16, 2021. Mr. Ballard resigned his position as Executive Vice President, Chief Financial Officer and Treasurer on March 16, 2021.
(9)
Mr. Delahoussaye received relocation assistance upon his move from Houston, Texas to Broussard, Louisiana when he assumed the role of president of Workstrings International.

Grants of Plan-Based Awards During 2021

The following table presents additional information regarding the AIP, RSU and restricted stock awards granted to NEOs during the year ended December 31, 2021.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards

Name	Grant Date(1)	Threshold ($)	Target ($)	Maximum ($)	Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Awards
Current NEOs
Michael Y. McGovern	06/02/2021	-	-	-	33,519	$1,325,006
James W. Spexarth	06/02/2021	-	-	-	12,649	500,015
James W. Spexarth	07/07/2021	-	-	-	12,649	500,015
Blaine D. Edwards	06/02/2021	-	-	-	12,649	500,015
Blaine D. Edwards	07/07/2021	-	-	-	12,649	500,015
Michael J. Delahoussaye	08/19/2021	-	-	-	12,649	500,015
Deidre D. Toups	07/07/2021	-	-	-	12,649	500,015
Separated NEOs
David D. Dunlap	-	-	-	-	-	-
Westervelt T. Ballard, Jr.	-	-	-	-	-	-

(1)
On November 23, 2021, the Board and Compensation Committee approved the grant of RSU awards under the MIP to Messrs. Spexarth, Edwards, and Delahoussaye and Ms. Toups. Each of Mr. Spexarth’s, Mr. Edwards’ and Ms. Toups’s RSU awards will become 100% vested on January 7, 2023 and Mr. Delahoussaye’s RSU award will become 100% vested on February 19, 2023, in each case subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement. One-third of the shares underlying each restricted stock award will vest on each of April 1, 2022 and the second and third anniversaries of the grant date, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement.

Relocation compensation for Mr. Delahoussaye resulted from his move from Houston, Texas to Broussard, Louisiana, upon assuming the role of president of Workstrings International. Other compensation for Mr. Dunlap and Mr. Ballard was paid upon execution of a waiver and release of claims against the Company. Severance included benefits continuation for two years, including ArmadaCare Supplemental Executive Medical coverage. ArmadaCare was terminated for all executives effective December 31, 2021.

The restricted stock awards vest equally on each of April 1, 2022 and the second and third anniversaries of the grant date of June 2, 2021, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement. The RSUs vest 18 months from the date of grant, July 7, 2021 (August 19, 2021 for Mr. Delahoussaye), subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement.

Outstanding Equity Awards at 2021 Year-End

The following table sets forth the outstanding equity awards held by our NEOs as of December 31, 2021.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)						Equity Incentive Plan Awards
Name	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Current NEOs
Michael Y. McGovern (2)	-	-	$-	-	23,463	$927,492	-	$-
James W. Spexarth (2)	-	-	-	-	7,842	309,994	-	-
James W. Spexarth (3)	-	-	-	-	12,649	500,015	-	-
Blaine D. Edwards (2)	-	-	-	-	7,842	309,994	-	-
Blaine D. Edwards (3)	-	-	-	-	12,649	500,015	-	-
Michael J. Delahoussaye (3)	-	-	-	-	12,649	500,015	-	-
Deidre D. Toups (3)	-	-	-	-	12,649	500,015	-	-
Separated NEOs
David D. Dunlap	-	-	-	-	-	-	-	-
Westervelt T. Ballard, Jr.	-	-	-	-	-	-	-	-

(1)
None of our NEOs held option awards on December 31, 2021.
(2)
One third of the shares underlying restricted stock awards granted on June 2, 2021 vest each of April 1, 2022 June 2, 2023 and June 2, 2024, provided that the NEO is still employed by us on each applicable vesting date.
(3)
The RSU award granted on November 23, 2021 will become 100% vested on January 7, 2023 in the case of the grants to Mr. Spexarth, Mr. Edwards and Ms. Toups, and on February 19, 2023 in the case of Mr. Delahoussaye’s grant, in each case provided that the NEO is still employed by us on the applicable vesting date.

Option Exercises and Stock Vested in 2021

None of the NEOs exercised any stock options or had any stock vest in 2021. All LTIP grants made prior to the Emergence Date to our NEOs were surrendered in connection with the implementation of, and as a condition to, their participation in the KERP.

Pension Benefits

None of the NEOs participated in any defined benefit pension plans in 2021.

Retirement Benefit Programs

Supplemental Executive Retirement Plan

The Supplemental Executive Retirement Plan (SERP) provided retirement benefits to executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan and all contributions under the SERP are in the form of credits to a notional account maintained for each participant.

•
Contributions: No SERP contributions were made in 2021 and no contributions are expected to be made in the future. SERP contributions have been discontinued since 2019.
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
•
Earnings: Following the end of each plan year, SERP credits were adjusted to reflect earnings on the average daily balance of the notional accounts during the year, at a rate of interest equal to our after-tax long-term borrowing rate for the year.
•
Payout: Upon separation from service, participants are paid their vested SERP accounts in a lump sum or installments, as elected by the participant, commencing seven months after separation from service.

The SERP was assumed under the Plan and remains in effect.

Nonqualified Deferred Compensation Plan

The Nonqualified Deferred Compensation Plan (NQDC Plan) provides an income deferral opportunity for executive officers and certain senior managers who qualify for participation.

•
Contributions: Participants in the NQDC Plan could make an advance election each year to defer up to 75% of base salary, 100% of their annual bonus and 50% of the cash payout value of any PSUs.
•
Vesting: Participants are immediately 100% vested in their benefits under the NQDC Plan. No deferrals were elected for 2021.
•
Earnings: Participants chose from a variety of investment options to invest their deferrals over the deferral period. Participants earn a rate of return on their NQDC Plan account that approximates the rate of return that would be provided by certain specified mutual funds that participants may designate from a list of available funds selected by the NQDC Plan administrative committee.
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

We have not had enrollment periods for the NQDC since 2019.

Nonqualified Deferred Compensation for 2021

Name	Aggregate Earnings in 2021	Aggregate Withdrawals/ Distributions	Aggregate Balance at 12/31/21
Current NEOs
Michael Y. McGovern	-	-	-
James W. Spexarth
NQDC Plan	4,411	-	471,639
SERP (1)	4,747	-	86,154
Blaine D. Edwards
NQDC Plan	2,416	-	60,028
Deidre D. Toups
NQDC Plan	240,654	-	1,458,469
SERP (1)	20,408	-	370,354
Separated NEOs
David D. Dunlap
NQDC Plan	101,083	(660,193)	-
SERP (1)	63,933	(1,543,233)	-
Westervelt T. Ballard, Jr.
SERP (1)	13,446	(324,572)	-

(1)
Pursuant to the terms of the SERP, aggregate earnings for 2021 were calculated at a rate of interest equal to 5.82%, which was the after-tax long-term borrowing rate.

With regard to the NQDC Plan, participant contributions are treated as if invested in one or more investment vehicles selected by the participant. The annual rate of return for these funds for fiscal year 2021 was as follows:

Fund	One Year Total Return
Nationwide VIT Money Market V	0.00%
JPMorgan IT Core Bond 1	(1.35)%
Vanguard VIF Total Bond Mkt Idx	(1.72)%
Franklin Templeton VIP Global Bond 1	(4.62)%
MFS VIT Value Svc	25.16%
Fidelity VIP Index 500 Initial	28.58%
American Funds IS Growth 2	21.99%
JPMorgan IT Mid Cap Value 1	29.88%
Vanguard VIF Mid Cap Index	24.36%
Janus Henderson VIT Enterprise Svc	16.54%
DFA VA U.S. Targeted Value	39.68%
DWS Small Cap Index VIP A	14.50%
Vanguard VIF Small Co Gr	14.22%
Nationwide VIT International Index I	10.84%
Invesco VIF International Growth I	5.89%
MFS VIT II International Intrinsic Value Svc	10.28%
Vanguard VIF Real Estate Index	40.21%

Potential Payments upon Termination or Change of Control

Because our NEOs became NEOs at different times and under different circumstances, the compensation and benefits awarded to our individual NEOs in the event of termination or a change of control varies. Below is a description of the employment agreements, change in control severance plan and other arrangements in place with each of our NEOs.

Waiver and Release Agreements of Messrs. Dunlap and Ballard. In connection with their resignations, Mr. Dunlap and Mr. Ballard each entered into a waiver and release in favor of the Company. In exchange for executing their release, each of Mr. Dunlap and Mr. Ballard became entitled to receive the following: (1) a lump sum payment equal to two times the sum of his annual salary plus target annual bonus, (2) his pro-rated target annual bonus for the year of termination and (3) Company-paid healthcare continuation benefits for up to 24 months for himself and his spouse and family. Messrs. Dunlap and Ballard also received payment of their account balances under the SERP, and Mr. Dunlap of his account balance under the NQDC Plan, as reported in the “Nonqualified Deferred Compensation for 2021” table. Neither Mr. Dunlap nor Mr. Ballard held any incentive or equity awards at the time of their resignations.

Employment Agreements of Messrs. Spexarth and Edwards and Ms. Toups. Each of Mr. Spexarth, Mr. Edwards and Ms. Toups is party to an employment agreement. Mr. Spexarth’s employment agreement provides for participation in our Change of Control Severance Plan, but the agreements for Mr. Edwards and Ms. Toups do not.

Termination without a Change of Control

•
James Spexarth. If we terminate Mr. Spexarth due to incapacity or without “cause” or he terminates his employment for “good reason,” as each such term is defined in his employment agreement, and such termination is not in connection with a change of control, then he will be entitled to the following: (1) a lump sum payment equal to two times the sum of his annual salary plus target annual bonus for the year of termination, (2) a pro-rated target annual bonus for the year of termination and (3) Company-paid healthcare continuation benefits for up to 24 months for himself and his spouse and family.
•
Blaine Edwards. If we terminate Mr. Edwards without “cause,” as such term is defined in his employment agreement, and such termination is not in connection with a change of control, then he will be entitled to the following: (1) a lump sum payment equal to 75% of the sum of his annual salary plus target annual bonus for the year of termination, (2) a pro-rated target annual bonus for the year of termination and (3) Company-paid healthcare continuation benefits for up to 12 months for himself and his spouse and family.
•
Deidre Toups. If we terminate Ms. Toups without “cause,” as such term is defined in her employment agreement, and such termination is not in connection with a change of control, then she will be entitled to the following: (1) a lump sum payment equal to the sum of her annual salary plus target annual bonus for the year of termination, (2) a pro-rated target annual bonus for the year of termination and (3) Company-paid healthcare continuation benefits for up to 12 months for herself and her spouse and family.

Termination without Cause or for Good Reason in Connection with a Change of Control

•
James Spexarth. If we terminate Mr. Spexarth without cause or he terminates his employment for good reason and such termination is within 6 months before or 24 months after a “change of control,” as such term is defined in his employment agreement, then he will be entitled to the following: (1) severance benefits under the Change of Control Severance Plan, as described below, (2) a pro-rated target annual bonus for the year of termination, (3) outplacement services for one year after termination at a cost of up to $10,000, and (4) Company-paid healthcare continuation benefits for up to 24 months for himself and his spouse and family.
•
Blaine Edwards. If we terminate Mr. Edwards without cause or he terminates his employment for good reason and such termination is within 6 months before or 24 months after a “change of control,” as such term is defined in his employment agreement, then he will be entitled to the following: (1) a lump sum payment equal to 1.5 times the sum of his annual salary plus target annual bonus for the year of termination, (2) a pro-rated target annual bonus for the year of termination and (3) Company-paid healthcare continuation benefits for up to 24 months for himself and his spouse and family.
•
Deidre Toups. If we terminate Ms. Toups without cause or she terminates her employment for good reason and such termination is within 6 months before or 24 months after a “change of control,” as such term is defined in her employment agreement, then she will be entitled to the following: (1) a lump sum payment equal to two times the sum of her annual salary plus target annual bonus for the year of termination, (2) a pro-rated target annual bonus for the year of termination and (3) Company-paid healthcare continuation benefits for up to 24 months for herself and her spouse and family.

The payments and benefits described above are subject to the NEO’s timely execution of a release of claims in favor of us. Each employment agreement includes an indefinite confidentiality and protection of information covenant and a mutual one-year non-disparagement covenant. Upon termination of employment by us for cause or resignation without good reason, Mr. Spexarth and Ms. Toups will each be bound by a non-competition and non-solicitation covenant for one year after the date of their termination, and Mr. Edwards will be bound by a non-competition and non-solicitation covenant for 9 months after the date of his termination.

Change of Control Severance Plan.

Mr. Spexarth is the only NEO who participates in our Change of Control Severance Plan.

As of December 31, 2021, he was eligible to receive certain cash severance payments upon a termination of employment without cause or for good reason that occurs within 6 months before or 24 months after a change of control. The potential severance payments due under the plan are determined as of the date of the change of control, based on a “sharing pool” that is calculated as a percentage of the transaction value (with the sharing pool increasing or decreasing as the transaction value increases or decreases, respectively). We do not provide excise tax gross-ups under our severance plan.

Subsequent to December 31, 2021, all Change of Control Severance Plan participants, including Mr. Spexarth, consented to the Compensation Committee’s termination of the Severance Plan in accordance with Section 7.2 of the Severance Plan and waived their right to receive the severance payments and benefits thereunder.

Calculation of change of control severance benefits. The severance benefit under the Change of Control Severance Plan is equal to each participant’s portion of the total cash available in the sharing pool. Each participant’s severance benefit will be determined based on the date of the change of control. The plan is designed to ensure that each participant receives the same percentage of the total net after-tax benefit that would be received by all participants under the plan as the participant’s percentage interest, and the total net after-tax benefit received by all participants is maximized.

Determination of sharing pool. The total severance benefits payable under the plan may not exceed the “sharing pool.” The sharing pool is determined based on the transaction value, as defined in the plan, at the time of the change of control as follows:

Transaction Value (in Billions)	Sharing Pool (3 Executives)	Sharing Pool as a Percentage of Transaction Value (Approximate)
$1.0	$12,400,000	1.24%

Equity Awards

Upon the termination of an NEO’s employment without cause by the Company, by the NEO for “good reason” (as defined in the NEO's applicable employment agreement, if any) or due to the NEO’s disability, the NEO will vest in a pro rata portion of the NEO’s unvested restricted stock and RSU awards. Such pro rata portion will be determined by dividing the number of days elapsed since the award grant date through the NEO’s termination date by the number of days from the grant date through the original vesting date. In addition, an NEO’s outstanding restricted stock and RSU awards will become 100% vested upon his or her death or the occurrence of a change of control, provided the NEO is employed by us at the time.

We do not provide excise tax gross ups under any employment agreement, equity award or the Change of Control Severance Plan discussed above. Each of the employment agreements discussed above and the Change of Control Severance Plan provides for a “best net” approach in the event that severance and other payments and benefits result in “excess parachute payments” under Internal Revenue Code Section 280G. Under a “best net” approach, the NEO’s payments and benefits will be reduced to avoid triggering excise tax if the reduction would result in a greater after-tax amount for the NEO compared to the amount he or she would receive net of the excise tax if no reduction were made.

Except as otherwise noted, the following table quantifies the potential payments to our NEOs under their employment arrangements and equity awards, our Change of Control Severance Plan discussed above and the SERP and the NQDC Plan, as described above, for various scenarios involving a change of control or termination of employment of each of our NEOs in such position at the end of the year, assuming a December 31, 2021 termination date and where applicable, using the estimated fair market values as of December 31, 2021 of $39.53 per share of our Class A common stock and $39.53 per share of our Class B common stock. Excluded are benefits provided to all employees, such as accrued vacation and benefits provided by third parties under our life and other insurance policies. Also excluded are benefits our NEOs would receive upon termination of employment under our 401(k) plan.

•
The table also assumes the number of participants in the Change of Control Severance Plan is 3; and
•
the transaction value on December 31, 2021 is deemed to be $1.0 billion.

Name	Termination without Cause	Resignation for Good Reason	Termination without Cause / for Good Reason in Connection with a Change of Control	Change of Control Alone	Voluntary Termination	Death	Disability
Current NEOs
Michael Y. McGovern
Restricted Stock Acceleration	$-	$-	$927,492	$927,492	$-	$-	$-
RSU Acceleration	-	-	-	-	-	-	-
Total	$-	$-	$927,492	$927,492	$-	$-	$-
James W. Spexarth
Severance Pay	$1,147,500	n/a	$5,973,000	n/a	n/a	n/a	n/a
Prorated Bonus (at target)	148,750	n/a	148,750	n/a	n/a	n/a	n/a
SERP	86,154	86,154	86,154	n/a	86,154	86,154	86,154
NQDC Plan	471,639	471,639	471,639	n/a	471,639	471,639	471,639
Restricted Stock Acceleration	72,298	n/a	309,994	309,994	n/a	309,994	72,298
RSU Acceleration	161,207	n/a	500,015	500,015	n/a	500,015	161,207
COBRA Payments	36,359	n/a	36,359	n/a	n/a	n/a	n/a
Outplacement	n/a	n/a	10,000	n/a	n/a	n/a	n/a
Total	$2,123,907	$557,793	$7,535,911	$810,009	$557,793	$1,367,802	$791,298
Blaine D. Edwards
Severance Pay	$303,750	n/a	$607,500	n/a	n/a	n/a	n/a
Prorated Bonus (at target)	105,000	n/a	105,000	n/a	n/a	n/a	n/a
NQDC Plan	60,028	60,028	60,028	n/a	60,028	60,028	60,028
Restricted Stock Acceleration	72,298	n/a	309,994	309,994	n/a	309,994	72,298
RSU Acceleration	161,207	n/a	500,015	500,015	n/a	500,015	161,207
COBRA Payments	11,731	n/a	23,462	n/a	n/a	n/a	n/a
Total	$714,014	$60,028	$1,605,999	$810,009	$60,028	$870,037	$293,533
Michael J. Delahoussaye
Severance Pay (1)	93,750	n/a	93,750		-	-	-
Restricted Stock Acceleration
RSU Acceleration	124,078	n/a	500,015	500,015	n/a	500,015	124,078
Total	$217,828	$-	$593,765	$500,015	$-	$500,015	$124,078
Deidre D. Toups
Severance Pay	$472,500	n/a	$945,000	n/a	n/a	n/a	n/a
Prorated Bonus (at target)	122,500	n/a	122,500	n/a	n/a	n/a	n/a
SERP	370,354	370,354	370,354	n/a	370,354	370,354	370,354
NQDC Plan	1,458,469	1,458,469	1,458,469	n/a	1,458,469	1,458,469	1,458,469
Restricted Stock Acceleration
RSU Acceleration	161,207	n/a	500,015	500,015	n/a	500,015	161,207
COBRA Payments	18,180	n/a	36,359	n/a	n/a	n/a	n/a
Total	$2,603,210	$1,828,823	$3,432,697	$500,015	$1,828,823	$2,328,838	$1,990,030
Separated NEOs
David D. Dunlap
Severance Pay					$3,655,010
SERP					1,543,233
NQDC Plan					660,193
COBRA Payments					44,065
Total	$-	$-	$-	$-	$5,902,501	$-	$-
Westervelt T. Ballard, Jr.
Severance Pay					$1,716,660
SERP					324,572
COBRA Payments					44,065
Total	$-	$-	$-	$-	$2,085,297	$-	$-
(1)
Severance for Mr. Delahoussaye is not pursuant to an employment agreement.

CEO Pay Ratio

The table below sets forth comparative information regarding (A) the 2021 annual total compensation of Mr. McGovern, our Executive Chairman, who filled the position of interim Chief Executive Officer during 2021 beginning on March 16, 2021, (B) the 2021 annual total compensation of our median employee, and (C) the ratio of our former CEO’s 2021 annual total compensation compared to the 2021 annual total compensation of our median employee.

CEO Pay Ratio
CEO 2021 Annual Total Compensation (A)	$2,528,910
Median Employee 2021 Annual Total Compensation (B)	48,569
Pay Ratio	52:1

Developments during 2021 required a review of the analysis to determine the median employee for comparison to determine the CEO pay ratio. The methodology used in identifying the 2021 median employee was substantially similar to prior period reviews. However, for 2021, no international employees were excluded under the 5% de minimis exception. We consistently applied the compensation measure of total taxable compensation which included base salary, overtime, bonuses paid in 2021, long-term incentives granted in 2021 and all other types of taxable compensation. In the analysis, all part-time and full-time U.S. and non-U.S. employees who were employed by us as of December 31, 2021 were included.

Approximately 2,300 part-time and full-time U.S. and non-U.S. employees (other than Mr. McGovern), who were employed as of December 31, 2021, were included. December 31, 2021 was selected as the date to identify our median compensated employee. Given that we have global operations and employees located in many locations, pay and reporting systems and pay practices vary depending on the region. As a result, assumptions, adjustments and estimates were consistently applied to identify the annual total taxable compensation of the median compensated employee. International compensation was converted to USD for comparison purposes using conversion rates as of December 31, 2021. Based on the methodology described above, the median employee is an hourly operations employee (shop foreman) who has worked for us for four years.

In 2021, the median compensated employee earned an annual total compensation of $48,569. The 2021 total annual compensation for Mr. McGovern (our Executive Chairman, who was acting as interim CEO as of the median employee identification date) as reported in the Summary Compensation Table was $2,528,910. As a result, the pay ratio between our interim CEO’s total annual compensation and the median compensated employee’s total annual compensation was 52:1 in 2021.

2021 Director Compensation

In 2021, prior to the Emergence Date, the non-management directors received:

•
a retainer of $43,750;
•
an additional fee of $5,000 for the chair of the Audit Committee;
•
an additional fee of $3.750 for the chair of the Compensation Committee;
•
an additional fee of $2,500 for the chair of the Corporate Governance Committee;
•
an additional fee of $6,250 for the lead director; and
•
an additional fee of $31,250 for the non-executive chairman of the Board.

In 2021, subsequent to the Emergence Date, our non-management directors received:

•
an annual retainer of $75,000;
•
an additional annual fee of $20,000 for the chair of the Audit Committee; and
•
an additional annual fee of $15,000 for the chair of the Compensation Committee.

In addition, on June 2, 2021, the Board and the Compensation Committee approved the issuance of restricted stock awards to our directors, including 33,519 shares of restricted stock to our executive chairman of the Board, whose award is shown in the Summary Compensation table and Grants of Plan-Based Awards table above because of his position as one of our NEOs for 2021.

The table below summarizes the compensation for the year ended 2021 for non-management directors (regardless of when earned). All non-management directors were reimbursed for reasonable expenses incurred in attending Board and Board committee meetings.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Joseph Citarrella (3)	$67,962	$-	$-	$67,962
Daniel E. Flores (4)	67,962	-	-	67,962
James M. Funk (5)	50,000	-	40,330	90,330
Terence E. Hall (5)	75,000	-	13,518	88,518
Peter D. Kinnear (5)	43,750	-	10,613	54,363
Janiece M. Longoria (5)	46,250	-	-	46,250
Michael M. McShane (5)	48,750	-	9,557	58,307
W. Matt Ralls (5)	47,500	-	12,011	59,511
Julie J. Robertson (4)	81,555	725,020	-	806,575
Krishna Shivram	86,086	725,020	-	811,106
Timothy J. Winfrey	67,962	725,020	-	792,982

(1)
The aggregate grant date fair value of the restricted stock awards was calculated in accordance with FASB ASC Topic 718 and estimated to be $39.53 per share as of the grant date, June 2, 2021. The restricted stock awards vest on each of April 1, 2022 and the second and third anniversaries of the grant date, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement.
(2)
The amounts reported in the above All Other Compensation column represent Directors NQDC Plan lump-sum payments.
(3)
Compensation paid to Monarch Alternative Capital LP, and not to named director individually
(4)
Compensation paid to GoldenTree Asset Management LP, and no to named director individually
(5)
Pursuant to the Plan, as of the Effective Date, named director ceased to serve on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Shares were issued under our MIP, discussed above. The Compensation Committee designates participants in the plan, determines the types of cash and share based awards authorized by the plan to be issued to participants, and determines the terms of the individual forms of awards granted under the MIP, among other things. Pursuant to the MIP, the Compensation Committee is authorized to grant awards with respect to an aggregate of 1,999,869 shares of Class B Common Stock.

Principal Stockholders

The following table shows the number of shares of our Class A Common Stock beneficially owned by holders as of March 4, 2022 known by us to beneficially own more than 5% of the outstanding shares of our common stock as well as our directors and executive officers.

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

	Class A Common Stock		Class B Common Stock		Combined
Name and Address of Beneficial Owner	Number	Percentage	Number	Percentage	Number	Percentage (4)
GoldenTree Asset Management LP (1) 300 Park Avenue, 21st Floor New York, New York 10022	7,147,567	35.7%	-	-	7,147,567	35.6%
Monarch GP LLC (2) 535 Madison Avenue New York, New York 10022	2,951,553	14.8%	-	-	2,951,553	14.7%
Glendon Capital Management, L.P. (3) 2425 Olympic Boulevard, Suite 500 E Santa Monica, California 90404	1,756,213	8.8%	-	-	1,756,213	8.7%
Royal Bank of Canada (5) 200 Vesey Street, 8th Floor New York, New York 10281	1,519,838	7.6%	-	-	1,519,838	7.6%
Madison Avenue International LP 150 E. 58th Street, Suite 1403 New York, New York 10155	1,304,252	6.5%	-	-	1,304,252	6.5%
Joseph Citarrella	-	-	-	-	-	-
Daniel E. Flores	-	-	-	-	-	-
Julie J. Robertson	-	-	11,371	14.9%	11,371	0.1%
Krishna Shivram	-	-	11,078	14.5%	11,078	0.1%
Timothy J. Winfrey	-	-	14,673	19.2%	14,673	0.1%
Michael Y. McGovern	-	-	23,463	30.8%	23,463	0.1%
James W. Spexarth	-	-	7,842	10.3%	7,842	0.0%
Blaine D. Edwards	-	-	7,842	10.3%	7,842	0.0%
Michael J. Delahoussaye	-	-	-	-	-	-
Deidre D. Toups	-	-	-	-	-	-
James M. Funk	-	-	-	-	-	-
Terence E. Hall	-	-	-	-	-	-
Peter D. Kinnear	-	-	-	-	-	-
Janiece M. Longoria	-	-	-	-	-	-
Michael M. McShane	-	-	-	-	-	-
W. Matt Ralls	-	-	-	-	-	-
David D. Dunlap	-	-	-	-	-	-
Westervelt T. Ballard, Jr.	-	-	-	-	-	-
All directors and named executive officers as a group	-	-	76,269	100.0%	76,269	0.4%

(1)
Includes 6,700,598 shares of Class A Common Stock held by certain funds and accounts managed or advised by GoldenTree Asset Management LP. GoldenTree Asset Management LP has sole voting power and sole power of disposition with respect to 6,700,598 shares of Class A Common Stock.
(2)
Includes 2,951,553 shares of Class A Common Stock held directly or indirectly by certain funds and accounts managed or advised by Monarch GP LLC. Monarch GP LLC has shared voting and shared dispositive power with respect to 2,951,553 shares of Class A Common Stock.

(3)
Includes 1,532,703 shares of Class A Common Stock held by certain funds and accounts managed or advised by Glendon Capital Management, L.P.

(4)
Based on 19,998,695 shares of our Class A common stock and 76,269 shares of our Class B common stock outstanding as of March 15, 2022.
(5)
Includes shares of Class A common stock held of record by RBC Capital Markets, LLC on the records of our transfer agent as of March 4, 2022 but which RBC Capital Markets, LLC informs us are subject to transfers that had not yet settled as of that date.

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

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by our Independent Registered Public Accounting Firm for the audits of our annual financial statements for 2021, 2020 and 2019, and fees billed for other services rendered. Our Independent Registered Public Accounting Firm for the financial statements ended December 31, 2021 was PricewaterhouseCoopers LLP (“PWC”) and for the years ended December 31, 2020 and 2019 was KPMG LLP (“KPMG”). During the year ended December 31, 2021, KPMG provided audit services relates to the years ended December 31, 2020 and 2019 due to the recasting of our prior period financial statements for the presentation of assets held for sale and discontinued operations.

	Fiscal Year Ended December 31
	2021	2020	2019

Audit Fees (1)	$3,104,135	$1,894,500	$3,973,630
Audit-Related Fees (2)	-	-	200,000
Tax Fees (3)	4,548	7,979	25,827
All Other Fees	-	-	-

(1)
Audit fees were for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements and for services normally provided in connection with statutory audits and review of documents filed with the SEC. Audit fees for the years ended December 31, 2020 and 2019 also include fees for the audit of internal controls over financial reporting.
(2)
Audit fees for professional services related to SEC filings for debt offering.
(3)
Reflects fees for professional services rendered for tax compliance, tax advice, tax planning, statutory reporting and other international, federal and state projects.

Pre-Approval Process

Prior to emergence from the Chapter 11 Cases, the Audit Committee was required to pre-approve all audit and permissible non-audit services provided by the independent auditor and followed established approval procedures to ensure that the independent auditor’s independence would not be impaired. If services required specific pre-approval, the Chief Accounting Officer (“CAO”) submitted requests along with a joint statement from the independent auditor as to whether, in the CAO’s view, the request for services was consistent with the SEC’s rules on auditor independence.

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

Following emergence from the Chapter 11 cases, the Audit Committee is required to pre-approve all audit and permissible non-audit services provided by the independent auditor. The Audit Committee has not yet determined whether, and to what extent, to delegate pre-approval authority for audit, audit related, tax and other services that may be performed by the independent auditor.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements and Financial Statement Schedules

The following documents have been included in Part II, Item 8 of this Annual Report on Form 10-K:

All other schedules have been omitted because they are inapplicable or not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

Exhibits

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

4.2

Indenture, dated December 6, 2011, among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on December 12, 2011 (File No. 001-34037)), as amended by Supplemental Indenture, dated February 29, 2012, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on March 1, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated May 7, 2012, by and among SESI, L.L.C. the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on May 8, 2012 (File No. 001-34037)), as further amended by Supplemental Indenture dated August 29, 2014, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on September 2, 2014 (File No. 001-34037)), as further amended by Supplemental Indenture dated August 3, 2015, by and among SESI, L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-34037)) as further amended by Supplemental Indenture dated August 17, 2017, by and among SESI L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on August 17, 2017 (File No. 001-34037)), as further amended by Supplemental Indenture, dated as of October 20, 2017, by and among SESI L.L.C., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on October 23, 2017 (File No. 001-34037)) as further supplemented by Supplemental Indenture, dated as of February 14, 2020 by and among SESI, L.L.C., the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 14, 2020 (File No. 001-34037)).

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

10.12^	Superior Energy Services, Inc. 2016 Incentive Award Plan (incorporated herein by reference to Exhibit 99.1 of Superior Energy Services, Inc.’s Registration Statement on Form S-8 filed May 24, 2016).
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

10.27

First Amendment and Waiver to the Credit Agreement by and among SESI, L.L.C., SESI Holdings, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on May 18, 2021 (File No. 001-34037)).

10.28

Waiver to Credit Agreement, dated as of May 28, 2021, by and among SESI, L.L.C., SESI Holdings, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders (incorporated by reference to Exhibit 10.1 of Superior Energy Services, Inc.’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-34037)).

10.29

Waiver to Credit Agreement, dated as of July 15, 2021, by and among SESI, L.L.C., SESI Holdings, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders (incorporated by reference to Exhibit 10.1 of Superior Energy Services, Inc.’s Current Report on Form 8-K, filed on July 21, 2021 (File No. 001-34037)).

10.30

Second Amendment and Waiver to Credit Agreement and First Amendment to Guaranty and Collateral Agreement, dated as of November 15, 2021, by and among SESI, L.L.C., SESI Holdings, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders (incorporated by reference to Exhibit 10.1 of Superior Energy Services, Inc.’s Current Report on Form 8-K, filed on November 15, 2021 (File No. 001-34037)).

10.31

Third Amendment to Credit Agreement, dated as of February 10, 2022, by and among SESI, L.L.C., SESI Holdings, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders (incorporated by reference to Exhibit 10.1 of Superior Energy Services, Inc.’s Current Report on Form 8-K, filed on February 11, 2022(File No. 001-34037)).

10.32

Stockholders Agreement, dated as of February 2, 2021, among Superior Energy Services, Inc., each stockholder who is deemed a party thereto pursuant to the Plan and any other stockholder who thereafter becomes a party thereto (incorporated herein by reference to Exhibit 10.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 3, 2021 (File No. 001-34037)).

10.33

First Amendment to the Stockholders Agreement by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed June 14, 2021 (File No. 001-34037)).

10.34

Second Amendment to the Stockholders Agreement by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed June 14, 2021 (File No. 001-34037)).

10.35

Third Amendment to the Stockholders Agreement by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed July 21, 2021 (File No. 001-34037)).

10.36

Fourth Amendment to the Stockholders Agreement, dated as of November 15, 2021, by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of Superior Energy Services, Inc.’s Current Report on Form 8-K, filed on November 15, 2021 (File No. 001-34037)).

10.37

Fifth Amendment to the Stockholders Agreement, dated as of February 9, 2022, by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of Superior Energy Services, Inc.’s Current Report on Form 8-K, filed on February 11, 2022 (File No. 001-34037)).

10.38^	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 3, 2021 (File No. 001-34037)).
10.39^	2021 Management Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-34037)).
10.40^

Form of Employee Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-34037)).

10.41^

Form of Director Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-34037)).

10.42^

Transition and Retirement Agreement between A. Patrick Bernard and Superior Energy Services, Inc., dated September 9, 2021 (incorporated by reference to Exhibit 10.1 to Superior Energy Services, Inc.'s Form 8-K filed on September 13, 2021 (File No. 001-34037)).

10.43^

Waiver and Release, dated as of March 21, 2021, between Westervelt Ballard and Superior Energy Services, Inc. (incorporated by reference to Exhibit 10.4 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021(File No. 001-34037)).

10.44^

Waiver and Release, dated as of March 22, 2021, between David D. Dunlap and Superior Energy Services, Inc. (incorporated by reference to Exhibit 10.5 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021(File No. 001-34037)).

10.45^

Transition Agreement, dated as of April 21, 2021, between William B. Masters and Superior Energy Services, Inc.(incorporated by reference to Exhibit 10.6to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-34037)).

10.46^	Form of Employee Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Form 8-K filed on November 30, 2021 (File No. 001-34037)).

14.1

Our Shared Core Values at Work (Code of Conduct) (incorporated herein by reference to Exhibit 14.1 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed on February 21, 2019 (File No. 001-34037)).

16.1	KPMG letter to the SEC, dated July 27, 2021 (incorporated herein by reference to Exhibit 16.1 to Superior Energy Services, Inc.’s Form 8-K filed on July 27, 2021 (File No. 001-34037)).
21.1*	Subsidiaries of Superior Energy Services, Inc.
31.1*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.
32.2*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herein

^ Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date: March 21, 2022
	By:	/s/ Brian K. Moore
Brian K. Moore

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/ Brian K. Moore	President and Chief Executive Officer	March 21, 2022
Brian K. Moore	(Principal Executive Officer)

/s/ James W. Spexarth. James W. Spexarth	Executive Vice President, Chief Financial Officer & Treasurer (Principal Accounting and Financial Officer)	March 21, 2022

/s/ Michael Y. McGovern	Executive Chairman of the Board	March 21, 2022
Michael Y. McGovern

/s/ Joseph Citarrella	Director	March 21, 2022
Joseph Citarrella

/s/ Daniel E. Flores	Director	March 21, 2022
Daniel E. Flores

/s/ Julie J. Robertson	Director	March 21, 2022
Julie J. Robertson

/s/ Krishna Shivram	Director	March 21, 2022
Krishna Shivram

/s/ Timothy J. Winfrey	Director	March 21, 2022
Timothy J. Winfrey