Form 10-Q
period 2022-03-31
SUPERIOR ENERGY SERVICES INC
filed 2022-05-04
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File No. 001-34037

Commission Company Name: SUPERIOR ENERGY SERVICES, INC

SUPERIOR ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2379388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Louisiana Street, Suite 2900 Houston, TX (Address of principal executive offices)	77002 (Zip Code)

Registrant’s telephone number, including area code: (713) 654-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
None	N/A	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No 

The number of shares of the registrant’s Class A common stock outstanding on April 30, 2022 was 19,998,695.

The number of shares of the registrant’s Class B common stock outstanding on April 30, 2022 was 76,269.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) and other documents filed by us with the Securities and Exchange Commission (the “SEC”) contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements other than statements of historical fact included in this Form 10-Q or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of their experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

•
risks and uncertainties regarding the continuing effects of residual bankruptcy proceedings on us and our various constituents; attendant risks associated with restrictions on our ability to pursue our business strategies; uncertainty and continuing risks associated with our ability to achieve our stated goals;
•
the likelihood that our historical financial information may no longer be indicative of our future performance due to our implementation of fresh start accounting;
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
•
U.S. and global market and economic conditions, including impacts relating to inflation and supply chain disruptions;
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
•
the risks associated with owning our Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”), for which there is no public market; and
•
the likelihood that our stockholders agreement may prevent certain transactions that could otherwise be beneficial to our stockholders.

These risks and other uncertainties related to our business are described in detail in our Form 10-K. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after such statements are made, including for example the market prices of oil and gas and regulations affecting oil and gas operations, which we cannot control or anticipate. Further, we may make changes to our business strategies and plans (including our capital spending and capital allocation plans) at any time and without notice, based on any changes in the above-listed factors, our assumptions or otherwise, any of which could or will affect our results. For all these reasons, actual events and results may differ materially from those anticipated, estimated, projected or implied by us in our forward-looking statements. We undertake no obligation to update any of our forward-looking statements for any reason, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements and Notes

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$359,511	$314,974
Accounts receivable, net	197,602	182,432
Income taxes receivable	5,578	5,099
Prepaid expenses	16,037	15,861
Inventory	59,830	60,603
Investment in equity securities	26,605	25,735
Other current assets	5,748	6,701
Assets held for sale	28,491	37,528
Total current assets	699,402	648,933
Property, plant and equipment, net	331,499	356,274
Notes receivable	61,566	60,588
Restricted cash	79,561	79,561
Other long-term assets, net	52,331	54,152
Total assets	$1,224,359	$1,199,508

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$43,573	$43,080
Accrued expenses	107,027	108,610
Income taxes payable	12,990	8,272
Liabilities held for sale	3,678	5,607
Total current liabilities	167,268	165,569
Decommissioning liabilities	193,041	190,380
Deferred income taxes	9,725	12,441
Other long-term liabilities	86,281	89,385
Total liabilities	456,315	457,775

Stockholders’ equity (deficit):
Class A common stock $0.01 par value; 50,000,000 shares authorized; 19,998,695 shares issued and outstanding at March 31, 2022 and December 31, 2021	200	200
Class B common stock $0.01 par value; 2,000,000 shares authorized; 113,840 shares issued and 76,269 shares outstanding at March 31, 2022 and December 31, 2021	1	1
Class A Additional paid-in capital	902,486	902,486
Class B Additional paid-in capital	1,809	1,224
Accumulated deficit	(136,452)	(162,178)
Total stockholders’ equity	768,044	741,733
Total liabilities and stockholders’ equity	$1,224,359	$1,199,508

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Successor		Predecessor
	For the Three Months Ended March 31, 2022	For the Period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021
Revenues:
Services	$91,439	$43,679	$19,234
Rentals	67,162	31,314	14,434
Product sales	39,329	30,850	12,260
Total revenues	197,930	105,843	45,928
Cost of revenues:
Services	62,216	41,471	15,080
Rentals	24,613	10,199	5,876
Product sales	25,551	16,367	8,817
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	112,380	68,037	29,773
Depreciation, depletion, amortization and accretion:
Services	13,666	16,364	3,500
Rentals	10,037	11,901	2,627
Product sales	10,382	11,765	2,231
Total depreciation, depletion, amortization and accretion	34,085	40,030	8,358
General and administrative expenses	32,018	18,438	11,052
Restructuring expenses	1,555	8,383	1,270
Other (gains) and losses, net	1,147	(169)	-
Income (loss) from operations	16,745	(28,876)	(4,525)
Other income (expense):
Interest income, net	1,179	212	202
Reorganization items, net	-	-	335,560
Other income (expense)	13,947	(2,845)	(2,105)
Income (loss) from continuing operations before income taxes	31,871	(31,509)	329,132
Income tax (expense) benefit	(7,884)	4,285	(60,003)
Net income (loss) from continuing operations	23,987	(27,224)	269,129
Income (loss) from discontinued operations, net of income tax	1,739	(9,406)	(352)
Net income (loss)	$25,726	$(36,630)	$268,777

Income (loss) per share -basic
Net income (loss) from continuing operations	$1.20	$(1.36)	$18.13
Income (loss) from discontinued operations, net of income tax	0.09	(0.47)	(0.02)
Net income (loss)	$1.29	$(1.83)	$18.11

Income (loss) per share - diluted:
Net income (loss) from continuing operations	$1.20	$(1.36)	$18.06
Income (loss) from discontinued operations, net of income tax	0.08	(0.47)	(0.03)
Net income (loss)	$1.28	$(1.83)	$18.03

Weighted-average shares outstanding - basic	19,999	19,996	14,845
Weighted-average shares outstanding - diluted	20,056	19,996	14,905

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Successor		Predecessor
	For the Three Months Ended March 31, 2022	For the Period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021
Net income (loss)	$25,726	$(36,630)	$268,777
Change in cumulative translation adjustment, net of tax	-	-	67,947
Comprehensive income (loss)	$25,726	$(36,630)	$336,724

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(in thousands)

(unaudited)

	Common Stock
	Class A		Class B		Additional paid-in capital
	Shares	Amount	Shares	Amount	Class A	Class B	Treasury stock	Accumulated other comprehensive loss, net	Accumulated deficit	Total
Balances, December 31, 2020 (Predecessor)	15,799	16	-	-	2,756,889	-	(4,290)	(67,947)	(3,023,315)	(338,647)
Net income	-	-	-	-	-	-	-	-	268,777	268,777
Foreign currency translation adjustment	-	-	-	-	-	-	-	67,947	-	67,947
Extinguishment of unrecognized compensation expense	-	-	-	-	988	-	-	-	-	988
Stock-based compensation expense, net	-		-	-	935	-				935
Restricted stock units vested	49	-	-	-	-	-	-	-	-	-
Shares withheld and retired	(15)	-	-	-	-	-				-
Cancellation of Predecessor equity	(15,833)	(16)	-	-	(2,758,812)	-	4,290	-	2,754,538	-
Issuance of Successor Class A common stock	19,996	200	-	-	902,486	-	-	-	-	902,686
Balances, February 2, 2021 (Predecessor)	19,996	$200	-	$-	$902,486	$-	$-	$-	$-	$902,686

Balances, February 3, 2021 (Successor)	19,996	$200	-	$-	$902,486	$-	$-	$-	$-	$902,686
Net loss	-	-	-	-	-	-	-	-	(36,630)	(36,630)
Balances, March 31, 2021 (Successor)	19,996	$200	-	$-	$902,486	$-	$-	$-	$(36,630)	$866,056

Balances, December 31, 2021 (Successor)	19,999	$200	76	$1	$902,486	$1,224	$-	$-	$(162,178)	$741,733
Net income	-	-	-	-	-	-	-	-	25,726	25,726
Stock-based compensation expense, net	-	-	-	-	-	585	-	-	-	585
Balances, March 31, 2022 (Successor)	19,999	$200	76	$1	$902,486	$1,809	$-	$-	$(136,452)	$768,044

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Successor		Predecessor
	For the Three Months Ended March 31, 2022	For the Period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021
Cash flows from operating activities:
Net income (loss)	$25,726	$(36,630)	$268,777
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion, amortization and accretion	34,085	52,805	10,499
Deferred income taxes	(2,769)	(5,051)	54,322
Amortization of credit facility costs	127	82	-
Stock based compensation expense	585	-	935
Reorganization items, net	-	-	(354,279)
Bad debt	(1,203)	(4,398)	(210)
Gain on sale of assets and businesses	-	-	58
Gain on sale of equity securities	(1,761)	-	-
Unrealized gain on investment in equity securities	(6,474)	-	-
Other (gains) and losses, net	(5,755)	(2,669)	-
Other reconciling items, net	(1)	(246)	1,017
Changes in operating assets and liabilities:
Accounts receivable	(13,359)	2,414	3,602
Prepaid expenses	(176)	(4,625)	(340)
Inventory and other current assets	1,562	2,496	(221)
Accounts payable	3,888	4,592	(2,365)
Accrued expenses	(3,673)	9,857	23,489
Income taxes	4,239	5,134	340
Other, net	49	(2,360)	(241)
Net cash from operating activities	35,090	21,401	5,383
Cash flows from investing activities:
Payments for capital expenditures	(11,297)	(4,119)	(3,035)
Proceeds from sales of assets	13,379	7,148	775
Proceeds from sales of equity securities	7,365	-	-
Net cash from investing activities	9,447	3,029	(2,260)
Cash flows from financing activities:
Credit facility costs	-	(14)	(1,920)
Net cash from financing activities	-	(14)	(1,920)
Effect of exchange rate changes on cash	-	-	311
Net change in cash, cash equivalents, and restricted cash	44,537	24,416	1,514
Cash, cash equivalents, and restricted cash at beginning of period	394,535	269,698	268,184
Cash, cash equivalents, and restricted cash at end of period	$439,072	$294,114	$269,698

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”); however, management believes the disclosures that are made are adequate to make the information presented not misleading.

As used herein, “we,” “us” and similar terms refer to (i) prior to the Emergence Date (as defined below), SESI Holdings, Inc. (formerly known as Superior Energy Services, Inc.) and its subsidiaries (“Predecessor”) and (ii) after the Emergence Date, Superior Energy Services, Inc. (formerly known as Superior Newco, Inc.) and its subsidiaries (“Successor”). Due to our adoption of fresh start accounting, discussed below, our operations for the three months ended March 31, 2021 are separated by the operations which occurred from January 1, 2021 through February 2, 2021 (the “Predecessor Period”) and the operations that occurred from February 3, 2021 through March 31, 2021 (the “Successor Period”).

These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. As described below, as a result of the application of fresh start accounting and the effects of the implementation of the Plan (as defined below), the financial statements after the Emergence Date are not comparable with the consolidated financial statements on or before that date.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2022, and our results of operations and cash flows for the three months ended March 31, 2022 and 2021. The balance sheet as of December 31, 2021, was derived from our audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

Emergence from Voluntary Reorganization under Chapter 11

On December 7, 2020, certain of our direct and indirect wholly-owned domestic subsidiaries (the “Affiliate Debtors”) filed petitions for reorganization under the provisions of Chapter 11 of the Bankruptcy Code and, in connection therewith, filed the proposed Joint Prepackaged Plan of Reorganization (as amended, modified or supplemented from time to time, the “Plan”). On February 2, 2021 (the “Emergence Date”), the conditions to the effectiveness of the Plan were satisfied and we emerged from Chapter 11.

On the Emergence Date, we qualified for and adopted fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. The application of fresh start accounting resulted in a new basis of accounting and we became a new entity for financial reporting purposes. As a result of the implementation of the Plan and the application of fresh start accounting, our historical financial statements on or before the Emergence Date are not a reliable indicator of our results of operations for any period after our adoption of fresh start accounting.

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

(2) Revenue

Disaggregation of Revenue

The following table presents our revenues by segment disaggregated by geography (in thousands):

	Successor		Predecessor
	For the Three Months Ended March 31, 2022	For the Period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021
U.S. land
Rentals	$33,962	$11,109	$4,917
Well Services	4,548	2,126	3,379
Total U.S. land	38,510	13,235	8,296

U.S. offshore
Rentals	32,753	20,403	8,196
Well Services	28,321	19,421	7,371
Total U.S. offshore	61,074	39,824	15,567

International
Rentals	22,041	10,936	5,226
Well Services	76,305	41,848	16,839
Total International	98,346	52,784	22,065
Total Revenues	$197,930	$105,843	$45,928

The following table presents our revenues by segment disaggregated by type (in thousands):

	Successor		Predecessor
	For the Three Months Ended March 31, 2022	For the Period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021
Services
Rentals	$11,158	$6,264	$2,005
Well Services	80,281	37,415	17,229
Total Services	91,439	43,679	19,234

Rentals
Rentals	65,247	28,593	14,082
Well Services	1,915	2,721	352
Total Rentals	67,162	31,314	14,434

Product Sales
Rentals	12,351	7,591	2,252
Well Services	26,978	23,259	10,008
Total Product Sales	39,329	30,850	12,260
Total Revenues	$197,930	$105,843	$45,928

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount or the earned amount but not yet invoiced and do not bear interest. We maintain our allowance for doubtful accounts at net realizable value. The allowance for doubtful accounts is based on our best estimate of probable uncollectible amounts in existing accounts receivable. We assess individual customers and overall receivables balances to identify amounts that are believed to be uncertain of collection. The aging of the receivable balance as well as economic factors concerning the customer factor into the judgment and estimation of allowances, which often involve significant dollar amounts. Adjustments to the allowance in future periods may be made based on changing customer conditions. Our allowance for doubtful accounts as of March 31, 2022 and December 31, 2021 was approximately $3.7 million and $2.2 million, respectively.

(3) Inventory

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

	March 31, 2022	December 31, 2021
Finished goods	$23,816	$26,187
Raw materials	10,044	9,753
Work-in-process	4,182	4,253
Supplies and consumables	21,788	20,410
Total	$59,830	$60,603

(4) Notes Receivable

We have decommissioning liabilities related to the acquisition of a single oil and gas property. Our notes receivable consist of a commitment from the seller of the oil and gas property for costs associated with the abandonment of the property. Pursuant to an agreement with the seller, we invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of the seller’s obligation to us totals $115.0 million and is recorded at its present value, which totaled $61.6 million as of March 31, 2022.

The discount on the notes receivable, which is currently based on an effective interest rate of 6.6%, is amortized to interest income over the expected timing of the completion of the decommissioning activities. Interest receivable is considered paid in kind and is compounded into the carrying amount of the note.

During the three months ended March 31, 2022, we recorded non-cash interest income of $1.0 million. During the Successor Period and the Predecessor Period, we recorded non-cash interest income of $0.7 million and $0.4 million, respectively, which is included in other reconciling items, net in the condensed consolidated statements of cash flows.

(5) Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is as follows (in thousands):

	March 31, 2022	December 31, 2021
Machinery and equipment	$363,397	$360,353
Buildings, improvements and leasehold improvements	76,749	75,374
Automobiles, trucks, tractors and trailers	6,416	6,450
Furniture and fixtures	19,714	19,668
Construction-in-progress	4,943	6,700
Land	28,446	28,671
Oil and gas producing assets	44,780	44,700
Total	544,445	541,916
Accumulated depreciation and depletion	(212,946)	(185,642)
Property, plant and equipment, net	$331,499	$356,274

Depreciation and depletion expense associated with our property, plant and equipment for the three months ended March 31, 2022 was $31.2 million. During the Successor Period and Predecessor Period, we recognized depreciation and depletion expense, excluding depreciation and depletion related to assets held for sale, of $39.0 million and $7.8 million, respectively.

(6) Debt

On the Emergence Date, pursuant to the Plan, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and letter of credit issuers named therein providing for a $120.0 million asset-based secured revolving Credit Facility, all of which is available for the issuance of letters of credit (the “Credit Facility”). The issuance of letters of credit reduces availability under the Credit Facility on a dollar-for-dollar basis. The Credit Facility will mature on December 9, 2024.

As of March 31, 2022, our borrowing base, as defined in the Credit Agreement, was approximately $120.0 million, and we had $35.5 million of letters of credit outstanding that reduced the borrowing availability. We had no outstanding borrowings under the Credit Facility as of March 31, 2022.

Unless all loans are paid off and letters of credit outstanding are cash collateralized and the Credit Facility terminated, the Credit Facility requires, subject to permitted exceptions, compliance with various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Facility also requires compliance with a fixed charge coverage ratio of 1.0 to 1.0 if (a) an event of default has occurred and is continuing or (b) availability under the Credit Facility is less than the greater of $20.0 million or 15% of the lesser of the aggregate commitments and the borrowing base. We were in compliance with all required covenants as of March 31, 2022.

(7) Decommissioning Liabilities

We had decommissioning liabilities of $193.0 million and $190.4 million as of March 31, 2022 and December 31, 2021, respectively. We account for our decommissioning liabilities under ASC 410 – Asset Retirement Obligations. Our decommissioning liabilities are associated with our oil and gas property and include liabilities related to the plugging of wells, removal of the related platform and equipment and site restoration. We review the adequacy of our decommissioning liabilities whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially.

Accretion expense associated with our decommissioning liabilities for the three months ended March 31, 2022 was $2.7 million. During the Successor Period and Predecessor Period, we recognized accretion expense of $1.0 million and $0.5 million, respectively.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Non-qualified deferred compensation assets and liabilities
Intangible and other long-term assets, net	$-	$15,446	$-	$15,446
Accounts payable	-	1,342	-	1,342
Other long-term liabilities	-	17,135	-	17,135

Investment in equity securities	$26,605	$-	$-	$26,605

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Non-qualified deferred compensation assets and liabilities
Intangible and other long-term assets, net	$-	$15,896	$-	$15,896
Accounts payable	-	2,250	-	2,250
Other long-term liabilities	-	19,218	-	19,218

Investment in equity securities	$25,735	$-	$-	$25,735

Our non-qualified deferred compensation plans investments are reported at fair value based on unadjusted quoted prices in active markets for identifiable assets and observable inputs for similar assets and liabilities, which represent a Level 2 in the fair value hierarchy.

Investment in equity securities relates to our ownership of common stock of Select Energy Services, Inc. (“Select”) which we acquired in connection with asset disposals during the second half of 2021. This investment is reported at fair value based on unadjusted quoted prices which are readily determinable, which represents a Level 1 in the fair value hierarchy.

Unrealized gains on our investment in equity securities for the three months ended March 31, 2022 was $6.5 million. During the quarter ended March 31, 2022, we disposed of 1.0 million shares of Select for $7.4 million, and recognized gains totaling $1.8 million in connection with these transactions. Realized and unrealized gains and losses on our investment in equity securities are included in other income (expense) in the condensed consolidated statements of operations.

The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued expenses, as reflected in the consolidated balance sheets, approximates fair value due to the short maturities.

(9) Segment Information

Business Segments

The products and service offerings of our Rentals segment are comprised of value-added engineering and design services, rental of premium drill strings, tubing, landing strings, completion tubulars and handling accessories, manufacturing and rental of bottom hole assemblies, and rentals of accommodation units.

The products and service offerings of our Well Services segment are comprised of risk management, well control and training solutions, hydraulic workover and snubbing services, engineering and manufacturing of premium sand control tools, and onshore international production services. The Well Services segment also includes the operations of our offshore oil and gas property.

We evaluate the performance of our reportable segments based on income or loss from operations. The segment measure is calculated as segment revenues less segment operating expenses, including general and administrative expenses, depreciation, depletion, amortization and accretion expense, restructuring expenses and other gains and losses. We use this segment measure to evaluate our reportable segments as it is the measure that is most consistent with how we organize and manage our business operations. Corporate and other costs primarily include expenses related to support functions, including salaries and benefits for corporate employees.

Summarized financial information for our segments is as follows (in thousands):

For the three months ended March 31, 2022 (Successor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$88,756	$109,174	$-	$197,930
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	31,752	80,628	-	112,380
Depreciation, depletion, amortization and accretion	20,989	11,728	1,368	34,085
General and administrative expenses	7,365	11,401	13,252	32,018
Restructuring expenses	-	-	1,555	1,555
Other (gains) and losses, net	(135)	1,282	-	1,147
Income (loss) from operations	$28,785	$4,135	$(16,175)	$16,745

For the Period February 3, 2021 through March 31, 2021 (Successor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$42,448	$63,395	$-	$105,843
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	15,486	52,551	-	68,037
Depreciation, depletion, amortization and accretion	28,058	11,163	809	40,030
General and administrative expenses	3,451	8,461	6,526	18,438
Restructuring expenses	-	-	8,383	8,383
Other (gains) and losses, net	(165)	(4)	-	(169)
Income (loss) from operations	$(4,382)	$(8,776)	$(15,718)	$(28,876)

For the Period January 1, 2021 through February 2, 2021 (Predecessor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$18,339	$27,589	$-	$45,928
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	7,839	21,934	-	29,773
Depreciation, depletion, amortization and accretion	4,271	3,666	421	8,358
General and administrative expenses	2,027	4,111	4,914	11,052
Restructuring expenses	-	-	1,270	1,270
Income (loss) from operations	$4,202	$(2,122)	$(6,605)	$(4,525)

Identifiable Assets

		Well	Corporate	Consolidated
	Rentals	Services	and Other	Total
March 31, 2022	$421,865	$628,863	$173,631	$1,224,359
December 31, 2021	379,453	636,256	183,799	1,199,508

Geographic Segments

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

Our revenue attributed to the U.S. and to other countries and the value of our long-lived assets by those locations are as follows (in thousands):

Revenues

	Successor		Predecessor
	For the Three Months Ended March 31, 2022	For the Period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021
United States	$99,584	$53,059	$23,863
Other countries	98,346	52,784	22,065
Total	$197,930	$105,843	$45,928

Long-Lived Assets

	March 31, 2022	December 31, 2021
United States	$230,292	$231,388
Other countries	101,207	124,886
Total	$331,499	$356,274

(10) Stock-Based Compensation Plans

On June 1, 2021, our Board of Directors (the “Board”) and the Compensation Committee of the Board (the “Compensation Committee”) approved and adopted our Management Incentive Plan (“MIP”), which provides for the grant of share-based and cash-based awards and, in connection therewith, the issuance from time to time of up to 1,999,869 shares of our Class B common stock, par value $0.01 per share.

Approval of Forms of Award Agreement and Equity Awards

On March 28, 2022, the Board and the Compensation Committee approved new forms of restricted stock unit (“RSU”) award agreements and forms of performance stock unit (“PSU”) award agreements (collectively, the “Award Agreements”) under the MIP, and approved the grant of 72,050 RSUs and 288,199 PSUs.

Awards made under the forms of RSU award agreements for our employees generally vest in three equal annual installments over the three-year period, subject to terms and conditions set forth in the forms of RSU award agreements. Awards made under the forms PSU award agreements may be earned between 25% and 100% of the target award based on achievement of share price goals set forth in the forms of PSU award agreements and will vest to the extent that share price goals are achieved based on the terms and conditions set forth in the forms of PSU award agreements.

During the three months ended March 31, 2022, we recognized $0.6 million in compensation expense associated with grants of restricted stock awards and RSUs.

As a result of the consummation of the Plan, restricted stock units issued prior to the Emergence Date were cancelled for zero consideration. We recognized $0.9 million in compensation costs during the Predecessor Period prior to cancellation of the pre-Emergence outstanding restricted stock units.

(11) Income Taxes

The effective tax rate for the three months ended March 31, 2022 was 24.7% on income from continuing operations. The effective tax rate is different from the U.S. federal statutory rate of 21% primarily from non-deductible items and foreign losses for which no tax benefit is being recorded.

The effective tax rate for the Successor Period and the Predecessor Period was 13.6% and 18.2%, respectively, on income from continuing operations. The tax rate in the Successor Period is different from the U.S. federal statutory rate of 21% primarily from non-deductible items and foreign losses for which no tax benefit is being recorded. The tax rate in the Predecessor Period is different from the U.S. federal statutory rate of 21% primarily due the adoption of fresh start accounting during the period.

We had $15.1 million and $15.0 million of unrecognized tax benefits as of March 31, 2022 and December 31, 2021, respectively, all of which would impact our effective tax rate if recognized except for $1.6 million offset in deferred income taxes. It is reasonably possible $2.9 million of unrecognized tax benefits could be settled in the next twelve months due to the conclusion of tax audits or statutes of limitations expiration. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

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

Diluted earnings per share is computed in the same manner as basic earnings per share, except that the denominator is increased to include the number of additional shares of common stock that could have been outstanding assuming the conversion of restricted stock awards and units. For the three months ended March 31, 2022, incremental shares associated with restricted stock awards and units was not material. During the Successor Period, we incurred a loss from continuing operations, and therefore, the impact of any incremental shares would be anti-dilutive. Diluted earnings per share for the Predecessor Period includes the impact of approximately 0.1 million dilutive securities.

(13) Contingencies

Due to the nature of our business, we are involved, from time to time, in various routine litigation or subject to disputes or claims or actions, including those commercial in nature, regarding our business activities in the ordinary course of business. Legal costs related to these matters are expensed as incurred. Management is of the opinion that none of the claims and actions will have a material adverse impact on our financial position, results of operations or cash flows. Commencement of the Chapter 11 Cases automatically stayed certain proceedings and actions, and these cases have continued after the Emergence Date.

A subsidiary of ours is involved in legal proceedings with two former employees regarding the payment of royalties for a patentable product paid for by the subsidiary and developed while they worked for the subsidiary. On April 2, 2018, the former employees and their corporation filed a lawsuit (the “First Case”) in the Harris County District Court (the “District Court”) alleging that the royalty payments they had invoiced at 25% and for which they received payments since 2010, should have been paid at a rate of 50%. In May 2019, the jury issued a verdict in favor of the plaintiffs. On October 25, 2019, the court issued a final judgment against us, which we have fully secured with a bond. Oral arguments in front of the Court of Appeals took place in April 2022. We strongly disagree with the verdict and believe the District Court committed several legal errors that should result in a reversal or remand of the case by the Court of Appeals.

A second case (the “Second Case”) was filed in District Court against the same subsidiary of ours bringing the same claims and seeking damages post judgment from the First Case until discontinuation of the sale of the product at issue by the subsidiary. In December 2020, the Court entered a final judgement for the Plaintiffs’ and the Second Case was stayed for the duration of our bankruptcy. We have filed an appeal and a Motion to Abate the Second Case pending the appeal of the First Case. The Motion to Abate the Second Case was granted on October 26, 2021 by the Court of Appeals. As of March 31, 2022, we have reserved $7.0 million for the judgements in the First Case and Second Case.

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

(14) Discontinued Operations

The following table summarizes the components of discontinued operations, net of tax (in thousands):

	Successor		Predecessor
	For the Three Months Ended March 31, 2022	For the Period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021
Revenues	$-	$23,252	$10,719
Cost of services	-	22,522	10,398
Depreciation, depletion, amortization and accretion	-	12,775	2,141
General and administrative expenses	3,742	2,595	1,119
Other (gains) and losses, net	(5,943)	(2,500)	-
Loss from operations	2,201	(12,140)	(2,939)
Other income (expense)	-	3	2,485
Loss from discontinued operations before tax	2,201	(12,137)	(454)
Income tax benefit (expense)	(462)	2,731	102
Income (loss) from discontinued operations, net of income tax	$1,739	$(9,406)	$(352)

The following summarizes the assets and liabilities related to discontinued operations (in thousands):

	March 31, 2022	December 31, 2021
Assets:
Accounts receivable, net	$6,254	$7,469
Property, plant and equipment, net	22,076	29,328
Other assets	161	731
Total assets held for sale	$28,491	$37,528

Liabilities:
Accounts payable	$473	$652
Accrued expenses	2,982	4,268
Other liabilities	223	687
Total liabilities	$3,678	$5,607

Significant operating non-cash items and cash flows from investing activities for our discontinued operations were as follows (in thousands):

	Successor		Predecessor
	For the Three Months Ended March 31, 2022	For the Period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021
Cash flows from discontinued operating activities:
(Gain)/loss on sale of assets	$-	$-	$(43)
Other (gains) and losses, net	(5,943)	(2,500)	-
Depreciation, depletion, amortization and accretion	-	12,775	2,141
Cash flows from discontinued investing activities:
Proceeds from sales of assets	13,194	5,024	486

(15) Supplemental Cash Flow Information

The table below is a reconciliation of cash, cash equivalents and restricted cash for the beginning and the end of the period for all periods presented:

	Successor		Predecessor
	For the Three Months Ended March 31, 2022	For the Period February 3, 2021 through March 31, 2021	For the Period January 1, 2021 through February 2, 2021
Cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$314,974	$172,768	$188,006
Restricted cash-current	-	16,751	-
Restricted cash-non-current	79,561	80,179	80,178
Cash, cash equivalents, and restricted cash, beginning of period	$394,535	$269,698	$268,184

Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$359,511	$197,307	$172,768
Restricted cash-current	-	16,751	16,751
Restricted cash-non-current	79,561	80,056	80,179
Cash, cash equivalents, and restricted cash, end of period	$439,072	$294,114	$269,698

(16) New Accounting Pronouncements

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

(17) Subsequent Events

We evaluate events that occur after the balance sheet date but before the financial statements are issued for potential recognition or disclosure. Based on the evaluation, we determined that there were no material subsequent events that required disclosure or recognition in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this quarterly report on Form 10-Q. In addition, the following discussion and analysis and information contains forward-looking statements about the business, operations and financial performance of the Company based on our current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. including, but not limited to, those identified below and those discussed in the sections titled “Risk Factors” and under the heading “Information Regarding Forward-Looking Statements” in this quarterly report on Form 10-Q.

Executive Summary

General

We serve major, national and independent oil and natural gas exploration and production companies around the world and offer products and services with respect to the various phases of a well’s economic life cycle.

Historically, we provided a wide variety of services and products to many markets within the energy industry. During 2021, we realigned our core businesses to focus on products and services that we believe meet the criteria of:

•
being critical to our customers’ oil and gas operations,
•
limits competition from the three largest global oilfield service companies,
•
requires deep technical expertise through the design or use of our products or services, such as premium drill pipe and drilling bottom hole assembly accessory rentals,
•
unlikely to become a commoditized product or service to our customers, and
•
provide strong cash flow generation capacity and opportunities.

The result of this approach is a portfolio of business lines grounded in our core mission of providing high quality products and services while maintaining the trust and serving the needs of our customers, with an emphasis on free cash flow generation and capital efficiency.

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

	Three months ended
	March 31, 2022	December 31, 2021	% Change
Worldwide Rig Count (1)
U.S.:
Land	621	545	14%
Offshore	15	14	0.07
Total	636	559	14%
International (2)	823	817	1%
Worldwide Total	1,459	1,376	6%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$95.18	$77.33	23%
Natural Gas (Henry Hub)	$4.66	$4.77	(2)%

(1)
Estimate of drilling activity as measure by the average active drilling rigs based on Baker Hughes Co. rig count information
(2)
Excludes Canadian rig count

Results of Operations

We reported net income from continuing operations for the three months ended March 31, 2022 (the “Current Quarter”) of $24.0 million on revenue of $197.9 million. This compares to a net loss from continuing operations for the three months ended December 31, 2021 (the “Prior Quarter”) of $23.2 million on revenues of $198.4 million. Net income from continuing operations for the Current Quarter includes $13.9 million of “Other income” primarily related to favorable foreign exchange rate changes during the quarter totaling $5.6 million and both realized and unrealized gains of $8.2 million on our investment in equity securities of Select Energy Services, Inc.

The following table sets forth consolidated results of operations for the periods indicated.

	Three months ended		Change
	March 31, 2022	December 31, 2021	$	%
Revenues:
Rentals	$88,756	$82,793	$5,963	7.2%
Well Services	109,174	115,643	(6,469)	(5.6%)
Total revenues	197,930	198,436	(506)
Cost of revenues:
Rentals	31,752	29,942	1,810	6.0%
Well Services	80,628	95,157	(14,529)	(15.3%)
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	112,380	125,099	(12,719)
Depreciation, depletion, amortization and accretion	34,085	61,603	(27,518)	(44.7%)
General and administrative expenses	32,018	33,158	(1,140)	(3.4%)
Restructuring expenses	1,555	2,419	(864)	(35.7%)
Other (gains) and losses, net	1,147	17,459	(16,312)	(93.4%)
Income (loss) from operations	16,745	(41,302)	58,047
Other income (expense):
Interest income, net	1,179	937	242	25.8%
Other income (expense)	13,947	(629)	14,576	**
Income (loss) from continuing operations before income taxes	31,871	(40,994)	72,865
Income tax (expense) benefit	(7,884)	17,748	(25,632)	(144.4%)
Net income (loss) from continuing operations	23,987	(23,246)	47,233
Income (loss) from discontinued operations, net of income tax	1,739	(6,102)	7,841	(128.5%)
Net income (loss)	$25,726	$(29,348)	$55,074

** Not a meaningful percentage

Revenues

Revenues from our Rentals segment increased $6.0 million, or 7.2%, in the Current Quarter as compared to the Prior Quarter. This increase was due to an increase in both average rig count and commodity prices when compared to the Prior Quarter. During the Current Quarter, we experienced increases in utilization and pricing of both premium drill pipe and bottom hole assembly accessories. These increases were partially offset by a decline in accommodation rentals resulting from our disposal of our land rental business in the Prior Quarter.

Revenues from our Well Services segment decreased $6.5 million, or 5.6%, in the Current Quarter as compared to the Prior Quarter. The decrease in revenues was due to lower levels of activity in our operations in Latin American and Middle Eastern markets partially offset by increases in the Asian Pacific markets.

Cost of Revenues

Cost of revenues from our Rentals segment increased $1.8 million, or 6.0%, in the Current Quarter as compared to the Prior Quarter. This increase was due to the increase in demand and utilization during the Current Quarter as we experienced a slight increase in gross margin which was 64.2% for the Current Quarter as compared to 63.8% in the Prior Quarter.

Cost of revenues from our Well Services segment decreased $14.5 million, or 15.3%, in the Current Quarter as compared to the Prior Quarter. The decrease in cost of revenues was driven by the decline in overall segment revenues, however gross margin for the Current Quarter increased to 26.1% as compared to 17.7% for the Prior Quarter due to changes in revenue mix in our hydraulic workover and snubbing business, increases in service revenues with higher margins and a reduction in pass through and mobilization projects with lower margins. Additionally, the strategic shift of our more labor-intensive service businesses to U.S. offshore and international operations reduces our exposure to the most significant wage inflation pressures in this segment given our lower U.S. land headcount.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense for the Current Quarter was $34.1 million, a decrease of $27.5 million as compared to the Prior Quarter. Depreciation expense for the Prior Quarter was impacted by the valuation process under fresh start accounting, where certain fully depreciated assets were assigned a new estimated fair value and a new remaining useful life of less than 36 months. Depreciation, depletion, amortization and accretion expense for 2022 is expected to be approximately $102.8 million as compared to $228.2 million for the full year 2021.

General and Administrative Expenses

General and administrative expenses for the Current Quarter were $32.0 million, a decrease of $1.1 million as compared to the Prior Quarter. The decrease is primarily related to professional fees for accounting and consulting services as well as declines in employee related costs, including benefits and incentive compensation.

Restructuring Expenses

Restructuring expenses for the Current Quarter were $1.6 million, a decrease of $0.9 million as compared to the Prior Quarter, and primarily relate to costs associated with our efforts to reconfigure our organization both operationally and financially (the “Transformation Project”).

Other gains and losses

Other gains and losses for the Current Quarter were $1.1 million compared to $17.5 million the Prior Quarter. Other gains and losses in the Prior Quarter comprised $15.2 million related to our Wells Services segment, which includes approximately $11.7 million from exit activities related to SES Energy Services India Pvt. Ltd, and $2.3 million related to our Rentals segment. Other gains and losses primarily relate to charges recorded as part of our strategic disposal of low margin assets in line with our Transformation Project and includes gains/losses on asset sales, as well as impairments primarily related to long-lived assets.

Other Income (Expense)

Other income (expense) relate to re-measurement gains and losses associated with our foreign currencies and realized and unrealized gains and losses on our investment in equity securities. Gains on foreign currencies during the Current Quarter were $5.6 million and primarily related to gains associated with our operations in Brazil. Other income (expense) in the Prior Quarter was not material.

Unrealized gains on our investment in equity securities for the Current Quarter was $6.5 million. Additionally, during the Current Quarter, we disposed of 1.0 million shares for $7.4 million, and recognized gains totaling $1.8 million in connection with these transactions.

Income Taxes

The effective tax rate for the Current Quarter and Prior Quarter was 24.7% and 43.3%, respectively, on income from continuing operations. The tax rate for both periods is different from the U.S. federal statutory rate of 21% primarily from non-deductible items and foreign losses for which no tax benefit was recorded.

Unrecognized tax benefit as of the Current Quarter and Prior Quarter was $15.1 million and $15.0 million, respectively, all of which would impact our effective tax rate if recognized except for $1.6 million offset in deferred income taxes. It is reasonably possible $2.9 million of unrecognized tax benefits could be settled in the next twelve months due to the conclusion of tax audits or statutes of limitations expiration. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

Liquidity and Capital Resources

Cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Certain sources and uses of cash, such as our level of discretionary capital expenditures and divestitures of non-core assets, are within our control and are adjusted as necessary based on market conditions.

Financial Condition and Liquidity

Our primary sources of liquidity have been cash and cash equivalents, cash generated from our operations and from asset sales, and availability under our Credit Facility. As of March 31, 2022, we had cash, cash equivalents and restricted cash of $439.1 million. During the quarter ended March 31, 2022 net cash provided by operating activities was $35.1 million, and we received $20.7 million in cash proceeds from the sale of assets and equity securities in which we are invested. The primary uses of liquidity are to provide support for operating activities, restructuring activities and capital expenditures. We spent $11.3 million of cash on capital expenditures during the quarter ended March 31, 2022.

The energy industry faces growing negative sentiment in the market which may affect our ability to access capital on terms favorable to us. While we have confidence in the level of support from our lenders, this negative sentiment in the energy industry has not only impacted our customers in North America, but also affected the availability and pricing for most credit lines extended to participants in the energy industry. From time to time, we may enter into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy.

Debt Instruments

On the Emergence Date, pursuant to the Plan, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders and letter of credit issuers named therein providing for a $120.0 million asset-based secured revolving Credit Facility, all of which is available for the issuance of letters of credit (the “Credit Facility”). The issuance of letters of credit reduces availability under the Credit Facility on a dollar-for-dollar basis. The Credit Facility will mature on December 9, 2024.

As of March 31, 2022, our borrowing base, as defined in the Credit Agreement, was approximately $120.0 million and we had $35.5 million of letters of credit outstanding that reduced the borrowing availability. We had no outstanding borrowings under the Credit Facility as of March 31, 2022.

Unless all loans are paid off and letters of credit outstanding are cash collateralized and the Credit Facility terminated, the Credit Facility requires, subject to permitted exceptions, compliance with various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Facility also requires compliance with a fixed charge coverage ratio of 1.0 to 1.0 if (a) an event of default has occurred and is continuing or (b) availability under the Credit Facility is less than the greater of $20.0 million or 15% of the lesser of the aggregate commitments and the borrowing base. We were in compliance with all required covenants as of March 31, 2022.

Other Matters

New Accounting Pronouncements

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 17 – “New Accounting Pronouncements.”

Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies reported in our Annual Report on Form 10-K that affect our significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Please refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with foreign currency fluctuations and changes in interest rates. As of March 31, 2022, we did not hold financial instruments for trading purposes.

Foreign Currency Exchange Rates Risk

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe it is prudent, we may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading purposes, and at March 31, 2022, we did not have any outstanding foreign currency forward contracts.

Interest Rate Risk

We are exposed to changes in interest rates on borrowings under our Credit Facility. Any borrowings under the Credit Facility will bear interest, at our option, at either an adjusted LIBOR rate plus an applicable margin ranging from 3.00% to 3.50% per annum, or an alternate base rate plus an applicable margin ranging from 2.00% to 2.50% per annum, in each case on the basis of the consolidated fixed charge coverage ratio. In addition, we are required to pay (i) a letter of credit fee, (ii) to the issuing lender of each letter of credit, a fronting fee and (iii) commitment fees. Upon the cessation of LIBOR, the Credit Facility provides for the use of alternative benchmark rates for the determination of the borrowing rate, and the cessation of LIBOR will not have a material impact on us. However, as of March 31, 2022, we had no outstanding borrowings under the Credit Facility.

Commodity Price Risk

Our revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.

Inflation Risk

Based on our analysis of the period presented, we believe that inflation has not had a material effect on our operating results. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (as amended) (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, the disclosure controls and procedures provide reasonable assurance that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of March 31, 2022 were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended March 31. 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal actions incidental to our business. However, based on current circumstances, we do not believe that the ultimate resolution of these proceedings after considering available defenses and any insurance coverage or indemnification rights will have a material adverse effect on our financial position, results of operations or cash flows. See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes – Note 13 – Contingencies.”

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors which we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our business may be materially and adversely impacted by U.S. and global market and economic conditions, including impacts relating to inflation and supply chain disruptions.

Our revenue is derived from the services and products that we offer to major, national and independent oil and natural gas exploration and production companies around the world for the various phases of their respective well’s economic life cycles. Given the concentration of our business activities in the oil and gas industry, we will be particularly exposed to certain economic downturns. United States and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including the ongoing COVID-19 pandemic, component shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others.

General business and economic conditions that could affect us and our customers include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we and our customers operate. A weak economic environment could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects. In particular, rising inflation rates in the United States have begun to affect businesses across many industries, including ours, by increasing the costs of labor, equipment, parts, consumables and shipping. A high inflationary environment may also cause customers to defer or decrease their expenditures on the services and products that we provide. In addition, supply chain disruptions and delays, could adversely affect our ability to provide our services and deliver our products in a timely manner, which could impair our ability to meet customer demand and result in lost sales, increased supply chain costs or damage to our reputation. Any of foregoing these economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2022, the Board and the Compensation Committee approved new forms of restricted stock unit (“RSU”) award agreements and forms of performance stock unit (“PSU”) award agreements (collectively, the “Award Agreements”) under the MIP, and approved the grant of 72,050 RSUs and 288,199 PSUs.

Awards made under the forms of RSU award agreements for our employees generally vest in three equal annual installments over the three-year period, subject to terms and conditions set forth in the forms of RSU award agreements. Awards made under the forms PSU award agreements may be earned between 25% and 100% of the target award based on achievement of share price goals set forth in the forms of PSU award agreements and will vest to the extent that share price goals are achieved based on the terms and conditions set forth in the forms of PSU award agreements.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities during the three months ended March 31, 2022.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None to report.

Item 6. Exhibits

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

10.1

Fourth Amendment and Waiver to Credit Agreement by and among SESI, L.L.C., SESI Holdings, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties thereto as lenders (incorporated by reference to Exhibit 10.1 of Superior Energy Services, Inc.'s Current Report on Form 8-K, filed on March 14, 2022 (File No. 001-34037)).

10.2*^	Employment Agreement, dated as of March 28, 2022, between Superior Energy Services, Inc. and James W. Spexarth.
10.3*^	Employment Agreement, dated as of March 28, 2022, between Superior Energy Services, Inc. and Brian K. Moore.
10.4*^	Employment Agreement, dated as of March 28, 2022 between Superior Energy Services, Inc. and Mike Delahoussaye.
10.5*^	Employment Agreement, dated as of March 28, 2022, between Superior Energy Services, Inc. and Deidre Toups.
10.6^

Form of Employee Restricted Stock Unit Award Agreement (Applicable Corporate Transaction) (incorporated by reference to Exhibit 10.1 of Superior Energy Services, Inc.'s Current Report on Form 8-K, filed on March 31, 2022 (File No. 001-34037)).

10.7^

Form of Employee Performance Stock Unit Award Agreement (Applicable Corporate Transaction) (incorporated by reference to Exhibit 10.2 of Superior Energy Services, Inc.'s Current Report on Form 8-K, filed on March 31, 2022 (File No. 001-34037)).

10.8^

Form of Employee Restricted Stock Unit Award Agreement (Applicable Corporate Transaction) (incorporated by reference to Exhibit 10.3 of Superior Energy Services, Inc.'s Current Report on Form 8-K, filed on March 31, 2022 (File No. 001-34037)).

10.9^

Form of Employee Performance Stock Unit Award Agreement (Applicable Corporate Transaction) (incorporated by reference to Exhibit 10.4 of Superior Energy Services, Inc.'s Current Report on Form 8-K, filed on March 31, 2022 (File No. 001-34037)).

31.1*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*#	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.
32.2*#	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

^ Management contract or compensatory plan or arrangement

# This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

(Registrant)

Date:	May 4, 2022	By:	/s/ Brian K. Moore
Brian K. Moore
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ James W. Spexarth
James W. Spexarth
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

`