Form 10-Q
period 2022-06-30
SUPERIOR ENERGY SERVICES INC
filed 2022-08-04
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No 

The number of shares of the registrant’s Class A common stock outstanding on July 31, 2022 was 19,998,695.

The number of shares of the registrant’s Class B common stock outstanding on July 31, 2022 was 76,269.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) and other documents filed by us with the Securities and Exchange Commission (the “SEC”) contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements. All statements, other than statements of historical fact, included in this Form 10-Q regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of their experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

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
•
the effects of public health threats, pandemics and epidemics, and the adverse impact thereof on our growth, operating costs, supply chain, labor availability, logistical capabilities, customer demand and industry demand generally, margins, utilization, cash position, taxes, the price of our securities, and our ability to access capital markets, including the macroeconomic effects from the continuing COVID-19 pandemic;
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
•
political, legal, economic and other uncertainties associated with our international operations could materially restrict our operations or expose us to additional risks;
•
potential changes in tax laws, adverse positions taken by tax authorities or tax audits impacting our operating results;
•
changes in competitive and technological factors affecting our operations;
•
risks associated with the uncertainty of macroeconomic and business conditions worldwide;
•
risks to our operations from potential cyber-attacks;
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

These risks and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to update any of our forward-looking statements in this discussion. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements and Notes

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$391,219	$314,974
Accounts receivable, net	211,014	182,432
Income taxes receivable	5,091	5,099
Prepaid expenses	18,513	15,861
Inventory	67,201	60,603
Investment in equity securities	16,524	25,735
Other current assets	5,349	6,701
Assets held for sale	25,629	37,528
Total current assets	740,540	648,933
Property, plant and equipment, net	286,927	356,274
Note receivable	65,140	60,588
Restricted cash	79,595	79,561
Other long-term assets, net	50,374	54,152
Total assets	$1,222,576	$1,199,508

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$44,334	$43,080
Accrued expenses	111,839	108,610
Income taxes payable	10,449	8,272
Liabilities held for sale	4,200	5,607
Total current liabilities	170,822	165,569
Decommissioning liability	142,740	190,380
Deferred income taxes	16,225	12,441
Other long-term liabilities	82,169	89,385
Total liabilities	411,956	457,775

Stockholders’ equity (deficit):
Class A common stock $0.01 par value; 50,000 shares authorized; 19,999 shares issued and outstanding at June 30, 2022 and December 31, 2021	200	200
Class B common stock $0.01 par value; 2,000 shares authorized; 114 shares issued and 76 shares outstanding at June 30, 2022 and December 31, 2021	1	1
Class A Additional paid-in capital	902,486	902,486
Class B Additional paid-in capital	2,767	1,224
Accumulated deficit	(94,834)	(162,178)
Total stockholders’ equity	810,620	741,733
Total liabilities and stockholders’ equity	$1,222,576	$1,199,508

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,
	2022	2021
Revenues:
Services	$100,066	$79,787
Rentals	76,993	53,238
Product sales	47,581	32,867
Total revenues	224,640	165,892
Cost of revenues:
Services	73,530	53,642
Rentals	24,235	24,750
Product sales	23,203	24,653
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	120,968	103,045
Depreciation, depletion, amortization and accretion:
Services	8,292	28,384
Rentals	6,492	18,940
Product sales	8,562	11,694
Total depreciation, depletion, amortization and accretion	23,346	59,018
General and administrative expenses	30,231	32,308
Restructuring expenses	1,663	7,438
Other (gains) and losses, net	(18,013)	534
Income (loss) from operations	66,445	(36,451)
Other income (expense):
Interest income, net	1,459	535
Other income (expense)	(13,471)	2,570
Income (loss) from continuing operations before income taxes	54,433	(33,346)
Income tax (expense) benefit	(10,871)	1,747
Net income (loss) from continuing operations	43,562	(31,599)
Income (loss) from discontinued operations, net of income tax	(1,944)	(19,400)
Net income (loss)	$41,618	$(50,999)

Income (loss) per share - basic:
Net income (loss) from continuing operations	$2.18	$(1.58)
Income (loss) from discontinued operations, net of income tax	(0.10)	(0.97)
Net income (loss)	$2.08	$(2.55)

Income (loss) per share - diluted:
Net income (loss) from continuing operations	$2.17	$(1.58)
Income (loss) from discontinued operations, net of income tax	(0.10)	(0.97)
Net income (loss)	$2.07	$(2.55)

Weighted-average shares outstanding - basic	20,024	19,999
Weighted-average shares outstanding - diluted	20,076	19,999

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Successor		Predecessor
	For the Six Months Ended June 30, 2022	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021
Revenues:
Services	$191,505	$123,466	$19,234
Rentals	144,155	84,552	14,434
Product sales	86,910	63,717	12,260
Total revenues	422,570	271,735	45,928
Cost of revenues:
Services	133,698	95,113	15,080
Rentals	48,848	34,949	5,876
Product sales	50,802	41,020	8,817
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	233,348	171,082	29,773
Depreciation, depletion, amortization and accretion:
Services	21,958	44,748	3,500
Rentals	16,529	30,841	2,627
Product sales	18,944	23,459	2,231
Total depreciation, depletion, amortization and accretion	57,431	99,048	8,358
General and administrative expenses	62,249	50,746	11,052
Restructuring expenses	3,218	15,821	1,270
Other (gains) and losses, net	(16,866)	365	-
Income (loss) from operations	83,190	(65,327)	(4,525)
Other income (expense):
Interest income, net	2,638	747	202
Reorganization items, net	-	-	335,560
Other income (expense)	476	(275)	(2,105)
Income (loss) from continuing operations before income taxes	86,304	(64,855)	329,132
Income tax (expense) benefit	(18,755)	6,032	(60,003)
Net income (loss) from continuing operations	67,549	(58,823)	269,129
Income (loss) from discontinued operations, net of income tax	(205)	(28,806)	(352)
Net income (loss)	$67,344	$(87,629)	$268,777

Income (loss) per share - basic:
Net income (loss) from continuing operations	$3.38	$(2.94)	$18.13
Income (loss) from discontinued operations, net of income tax	(0.01)	(1.44)	(0.02)
Net income (loss)	$3.37	$(4.38)	$18.11

Income (loss) per share - diluted:
Net income (loss) from continuing operations	$3.37	$(2.94)	$18.06
Income (loss) from discontinued operations, net of income tax	(0.01)	(1.44)	(0.03)
Net income (loss)	$3.36	$(4.38)	$18.03

Weighted-average shares outstanding - basic	20,011	19,997	14,845
Weighted-average shares outstanding - diluted	20,065	19,997	14,905

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	For the Three Months Ended June 30,
	2022	2021
Net income (loss)	$41,618	$(50,999)
Change in cumulative translation adjustment, net of tax	-	-
Comprehensive income (loss)	$41,618	$(50,999)

	Successor		Predecessor
	For the Six Months Ended June 30, 2022	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021
Net income (loss)	$67,344	$(87,629)	$268,777
Change in cumulative translation adjustment, net of tax	-	-	67,947
Comprehensive income (loss)	$67,344	$(87,629)	$336,724

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(in thousands)

(unaudited)

					Additional			Accumulated
	Common Stock				paid-in			other
	Class A		Class B		capital		Treasury	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Class A	Class B	stock	loss, net	deficit	Total

Balances, December 31, 2020 (Predecessor)	15,799	$16	-	$-	$2,756,889	$-	$(4,290)	$(67,947)	$(3,023,315)	$(338,647)
Net income	-	-	-	-	-	-	-	-	268,777	268,777
Foreign currency translation adjustment	-	-	-	-	-	-	-	67,947	-	67,947
Extinguishment of unrecognized compensation expense	-	-	-	-	988	-	-	-	-	988
Stock-based compensation expense, net	-		-	-	935	-				935
Restricted stock units vested	49	-	-	-	-	-	-	-	-	-
Shares withheld and retired	(15)	-	-	-	-	-				-
Cancellation of Predecessor equity	(15,833)	(16)	-	-	(2,758,812)	-	4,290	-	2,754,538	-
Issuance of Successor Class A common stock	19,996	200	-	-	902,486	-	-	-	-	902,686
Balances, February 2, 2021 (Predecessor)	19,996	$200	-	$-	$902,486	$-	$-	$-	$-	$902,686

Balances, February 3, 2021 (Successor)	19,996	$200	-	$-	$902,486	$-	$-	$-	$-	$902,686
Net loss	-	-	-	-	-	-	-	-	(36,630)	(36,630)
Balances, March 31, 2021 (Successor)	19,996	200	-	-	902,486	-	-	-	(36,630)	866,056
Net income	-	-	-	-	-	-	-	-	(50,999)	(50,999)
Stock-based compensation expense, net	-		-	-	-	1,570				1,570
Common stock issued	3	-	114	1	-	(1)	-	-	-	-
Share withheld and retired	-	-	(38)	-	-	(1,485)				(1,485)
Balances, June 30, 2021 (Successor)	19,999	$200	76	$1	$902,486	$84	$-	$-	$(87,629)	$815,142

Balances, December 31, 2021 (Successor)	19,999	$200	76	$1	$902,486	$1,224	$-	$-	$(162,178)	$741,733
Net income	-	-	-	-	-	-	-	-	25,726	25,726
Stock-based compensation expense, net	-	-	-	-	-	585	-	-	-	585
Balances, March 31, 2022 (Successor)	19,999	200	76	1	902,486	1,809	-	-	(136,452)	768,044
Net income	-	-	-	-	-	-	-	-	41,618	41,618
Stock-based compensation expense, net	-	-	-	-	-	958	-	-	-	958
Balances, June 30 2022 (Successor)	19,999	$200	76	$1	$902,486	$2,767	$-	$-	$(94,834)	$810,620

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Successor		Predecessor
	For the Six Months Ended June 30, 2022	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021
Cash flows from operating activities:
Net income (loss)	$67,344	$(87,629)	$268,777
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion, amortization and accretion	57,431	130,404	10,499
Deferred income taxes	1,687	(16,295)	54,322
Amortization of credit facility costs	254	-	-
Stock based compensation expense	1,543	1,570	935
Reorganization items, net	-	-	(354,279)
Bad debt	(920)	(5,433)	(210)
Gain on sale of assets and businesses	-	-	58
Gain on sale of equity securities	(3,611)	-	-
Unrealized gain on investment in equity securities	(544)	-	-
Other (gains) and losses, net	(23,296)	7,883	-
Other reconciling items, net	2,529	(1,886)	1,017
Changes in operating assets and liabilities:
Accounts receivable	(26,362)	(12,518)	3,602
Prepaid expenses	(2,652)	(2,910)	(340)
Inventory and other current assets	(5,358)	7,314	(221)
Accounts payable	(1,986)	9,619	(2,365)
Accrued expenses	144	(25,604)	23,489
Income taxes	2,185	13,805	340
Other, net	(144)	(5,817)	(241)
Net cash from operating activities	68,244	12,503	5,383
Cash flows from investing activities:
Payments for capital expenditures	(20,514)	(10,995)	(3,035)
Proceeds from sales of assets	15,183	16,200	775
Proceeds from sales of equity securities	13,366	-	-
Net cash from investing activities	8,035	5,205	(2,260)
Cash flows from financing activities:
Credit facility costs	-	(14)	(1,920)
Tax withholdings for vested restricted stock units	-	(1,485)	-
Net cash from financing activities	-	(1,499)	(1,920)
Effect of exchange rate changes on cash	-	-	311
Net change in cash, cash equivalents, and restricted cash	76,279	16,209	1,514
Cash, cash equivalents, and restricted cash at beginning of period	394,535	269,698	268,184
Cash, cash equivalents, and restricted cash at end of period	$470,814	$285,907	$269,698

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

As used herein, “we,” “us” and similar terms refer to (i) prior to the Emergence Date (as defined below), SESI Holdings, Inc. (formerly known as Superior Energy Services, Inc.) and its subsidiaries (“Predecessor”) and (ii) after the Emergence Date, Superior Energy Services, Inc. (formerly known as Superior Newco, Inc.) and its subsidiaries (“Successor”). Due to our adoption of fresh start accounting, discussed below, our operations for the six months ended June 30, 2021 are separated by the operations which occurred from January 1, 2021 through February 2, 2021 (the “Predecessor Period”) and the operations that occurred from February 3, 2021 through June 30, 2021 (the “Successor Period”).

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2022, and our results of operations and cash flows for the three months ended June 30, 2022 and 2021. The balance sheet as of December 31, 2021, was derived from our audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

(2) Revenue

Disaggregation of Revenue

The following table presents our revenues by segment disaggregated by geography (in thousands):

	For the Three Months Ended June 30,
	2022	2021
U.S. land
Rentals	$43,791	$20,789
Well Services	4,151	6,781
Total U.S. land	47,942	27,570

U.S. offshore
Rentals	36,331	26,890
Well Services	32,569	26,574
Total U.S. offshore	68,900	53,464

International
Rentals	23,607	19,558
Well Services	84,191	65,300
Total International	107,798	84,858
Total Revenues	$224,640	$165,892

	Successor		Predecessor
	For the Six Months Ended June 30, 2022	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021
U.S. land
Rentals	$77,753	$31,898	$4,917
Well Services	8,699	8,907	3,379
Total U.S. land	86,452	40,805	8,296

U.S. offshore
Rentals	69,084	47,293	8,196
Well Services	60,890	45,995	7,371
Total U.S. offshore	129,974	93,288	15,567

International
Rentals	45,648	30,494	5,226
Well Services	160,496	107,148	16,839
Total International	206,144	137,642	22,065
Total Revenues	$422,570	$271,735	$45,928

The following table presents our revenues by segment disaggregated by type (in thousands):

	For the Three Months Ended June 30,
	2022	2021
Services
Rentals	$12,654	$9,592
Well Services	87,412	70,195
Total Services	100,066	79,787

Rentals
Rentals	73,563	47,895
Well Services	3,430	5,343
Total Rentals	76,993	53,238

Product Sales
Rentals	17,512	9,750
Well Services	30,069	23,117
Total Product Sales	47,581	32,867
Total Revenues	$224,640	$165,892

	Successor		Predecessor
	For the Six Months Ended June 30, 2022	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021
Services
Rentals	$23,812	$15,856	$2,005
Well Services	167,693	107,610	17,229
Total Services	191,505	123,466	19,234

Rentals
Rentals	138,810	76,488	14,082
Well Services	5,345	8,064	352
Total Rentals	144,155	84,552	14,434

Product Sales
Rentals	29,863	17,341	2,252
Well Services	57,047	46,376	10,008
Total Product Sales	86,910	63,717	12,260
Total Revenues	$422,570	$271,735	$45,928

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount or the earned amount but not yet invoiced and do not bear interest. We maintain our allowance for doubtful accounts at net realizable value. The allowance for doubtful accounts is based on our best estimate of probable uncollectible amounts in existing accounts receivable. We assess individual customers and overall receivables balances to identify amounts that are believed to be uncertain of collection. The aging of the receivable balance as well as economic factors concerning the customer factor into the judgment and estimation of allowances, which often involve significant dollar amounts. Adjustments to the allowance in future periods may be made based on changing customer conditions. Our allowance for doubtful accounts as of June 30, 2022 and December 31, 2021 was approximately $5.2 million and $2.2 million, respectively.

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

	June 30, 2022	December 31, 2021
Finished goods	$31,046	$26,187
Raw materials	9,397	9,753
Work-in-process	3,520	4,253
Supplies and consumables	23,238	20,410
Total	$67,201	$60,603

(4) Decommissioning Liability

We account for our decommissioning liability under ASC 410 – Asset Retirement Obligations. Our decommissioning liability is associated with our oil and gas property and includes costs related to the plugging of wells, decommissioning of the related platform and equipment and site restoration. We review the adequacy of our decommissioning liability whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially.

During the second quarter of 2022, we undertook an initiative to alter our decommissioning program, whereby we intend to convert the platform into an artificial reef (“reef-in-place”) and no longer expect to fully decommission the platform. The reef-in-place program would involve severing the top portion of the structure at a permitted navigation depth and placing the severed structure on the sea floor next to the base of the remaining structure.

In connection with the changes in the decommissioning program, we have revised the timing and estimates for the plugging and abandonment of the associated wells, as well as the timing to complete the decommissioning of the platform under a reef-in-place program such that we now expect all decommissioning activities to be completed by the second quarter of 2031.

The changes in estimates under a reef-in-place program resulted in a reduction in the carrying value of our decommissioning liability and related note receivable, as well as impacted the carrying value of our oil and gas producing assets. Due to the reduction in both costs and timing, our decommissioning liability was reduced by $53.0 million and the related note receivable was increased by $2.6 million. Additionally, in accordance with ASC 410, the carrying value of our oil and gas producing assets, which included capitalized oil and gas reserves and capitalized asset retirement costs, was reduced by$38.2 million, which represented the net book value of all of our oil and gas assets at the time of the reduction. In connection with these changes, we recognized a gain of approximately $17.4 million which is included in other (gains) and losses, net in our statement of operations.

The following table presents our decommissioning liability as of the periods indicated:

	June 30, 2022	December 31, 2021
Wells	$81,995	$97,810
Platform	60,745	92,570
Decommissioning Liability	142,740	190,380
Less: Note Receivable	(65,140)	(60,588)
Decommissioning Liability, net of Note Receivable	$77,600	$129,792

Accretion expense for the three and six months ended June 30, 2022 was $2.7 million and $5.4 million respectively. Accretion expense for the three months ended June 30, 2021, the Successor Period and Predecessor Period was $1.2 million, $2.2 million and $0.5 million, respectively.

(5) Note Receivable

We have a decommissioning liability related to the acquisition of a single oil and gas property. Our note receivable arises from a commitment from the seller of the oil and gas property for costs associated with the abandonment of the property. Pursuant to an agreement with the seller, we invoice the seller an agreed upon amount at the completion of certain decommissioning activities.

During the second quarter of 2022, changes in estimates regarding the timing and the cost of decommissioning our oil and gas property under a reef-in-place program resulted in a reduction in the carrying value of our decommissioning liability and related note receivable, as well as impacted the carrying value of our oil and gas producing assets. Due to the reduction in both costs and timing, our decommissioning liability was reduced by $53.0 million and the related note receivable was increased by $2.6 million. Additionally, in accordance with ASC 410-20, the carrying value of our oil and gas producing assets, which included capitalized oil and gas reserves and capitalized asset retirement costs, was reduced by $38.2 million, which represented the net book value of all of our oil and gas assets at the time of the reduction. In connection with these changes, we recognized a gain of approximately $17.4 million which is included in other (gains) and losses, net in our statement of operations.

Due to the reduction in estimated costs under the reef-in-place program, the gross amount of the seller’s obligation was reduced to $106.9 million as of June 30, 2022 and was recorded at its present value, which totaled $65.1 million.

The discount on the note receivable, which is currently based on an effective interest rate of 5.6%, is amortized to interest income over the expected timing of the completion of the decommissioning activities, which are now expected to be completed during the second quarter of 2031. Interest receivable is considered paid in kind and is compounded into the carrying amount of the note.

Non-cash interest income for the three and six months ended June 30, 2022 was $1.0 million and $2.0 million respectively. Non-cash interest income for the three months ended June 30, 2021, the Successor Period and Predecessor Period was $1.2 million, $1.9 million and $0.4 million, respectively. As the interest income on the note receivable is non-cash, it is included in other reconciling items, net in the condensed consolidated statements of cash flows.

(6) Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is as follows (in thousands):

	June 30, 2022	December 31, 2021
Machinery and equipment	$368,220	$360,353
Buildings, improvements and leasehold improvements	77,529	75,374
Automobiles, trucks, tractors and trailers	6,550	6,450
Furniture and fixtures	19,707	19,668
Construction-in-progress	5,078	6,700
Land	28,446	28,671
Oil and gas producing assets	-	44,700
Total	505,530	541,916
Accumulated depreciation and depletion	(218,603)	(185,642)
Property, plant and equipment, net	$286,927	$356,274

Depreciation and depletion expense associated with our property, plant and equipment for the three and six months ended June 30, 2022 was $20.4 million and $51.6 million respectively. Depreciation and depletion expense, excluding depreciation and depletion related to assets held for sale, for the three months ended June 30, 2021, the Successor Period and Predecessor Period was $57.6 million, $96.5 million and $7.8 million, respectively. Gains and losses on disposals of assets are recognized within other (gains) and losses, net in our statement of operations.

During the second quarter of 2022, changes in estimates regarding the timing and the cost of decommissioning our oil and gas property under a reef-in-place program resulted in a reduction in the carrying value of our decommissioning liability and related note receivable, as well as impacted the carrying value of our oil and gas producing assets. Due to the reduction in both costs and timing, our decommissioning liability was reduced by $53.0 million and the related note receivable was increased by $2.6 million. Additionally, in accordance with ASC 410, the carrying value of our oil and gas producing assets, which included capitalized oil and gas reserves and capitalized asset retirement costs, was reduced by $38.2 million, which represented the net book value of all of our oil and gas assets at the time of the reduction. In connection with these changes, we recognized a gain of approximately $17.4 million which is included in other (gains) and losses, net in our statement of operations.

(7) Debt

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

As of June 30, 2022, our borrowing base, as defined in the Credit Agreement, was approximately $120.0 million, and we had $34.3 million of letters of credit outstanding that reduced the borrowing availability. We had no outstanding borrowings under the Credit Facility as of June 30, 2022.

Unless all loans are paid off and letters of credit outstanding are cash collateralized and the Credit Facility terminated, the Credit Facility requires, subject to permitted exceptions, compliance with various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Facility also requires compliance with a fixed charge coverage ratio of 1.0 to 1.0 if (a) an event of default has occurred and is continuing or (b) availability under the Credit Facility is less than the greater of $20.0 million or 15% of the lesser of the aggregate commitments and the borrowing base. We were in compliance with all required covenants as of June 30, 2022.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Non-qualified deferred compensation assets and liabilities
Intangible and other long-term assets, net	$-	$15,361	$-	$15,361
Accounts payable	-	1,758	-	1,758
Other long-term liabilities	-	15,513	-	15,513
Investment in equity securities	$16,524	$-	$-	$16,524

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Non-qualified deferred compensation assets and liabilities
Intangible and other long-term assets, net	$-	$15,896	$-	$15,896
Accounts payable	-	2,250	-	2,250
Other long-term liabilities	-	19,218	-	19,218
Investment in equity securities	$25,735	$-	$-	$25,735

Our non-qualified deferred compensation plans investments are reported at fair value based on unadjusted quoted prices in active markets for identifiable assets and observable inputs for similar assets and liabilities, which represent a Level 2 in the fair value hierarchy. Investment in equity securities relates to our ownership of common stock of Select Energy Services, Inc. (“Select”) and is reported at fair value based on unadjusted quoted prices which are readily determinable, which represents a Level 1 in the fair value hierarchy.

The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued expenses, as reflected in the consolidated balance sheets, approximates fair value due to the short maturities.

(9) Other income (expense)

Other income (expense) primarily relate to re-measurement gains and losses associated with our foreign currencies and realized and unrealized gains and losses on our investment in equity securities.

As of June 30, 2022, we held 2.4 million shares of Select common stock. During the three and six months ended June 30, 2022, we recognized unrealized losses of $5.9 million and unrealized gains of $0.5 million, respectively from our investment in equity securities. During the six months ended June 30, 2022, we disposed of 1.7 million shares of Select for $13.4 million, of which 0.7 million shares were disposed of for $6.0 million during the three months ended June 30, 2022. During the three and six months ended June 30, 2022, we recognized gains totaling $1.9 million and $3.6 million, respectively, in connection with these transactions.

Losses on foreign currencies during the three and six months ended June 30, 2022 were $10.5 million and $4.9 million, respectively. Gain on foreign currencies for the three months ended June 30, 2021 and the Successor Period were $2.9 million and $0.3 million, respectively. Losses on foreign currencies during the three and six months ended June 30, 2022 include an expense of $2.7 million which represents a correction of an immaterial error relating to a period prior to our emergence from bankruptcy. During the Predecessor Period, losses on foreign currencies were $2.1 million. Gains and losses on foreign currencies are primarily related to our operations in Brazil.

(10) Segment Information

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

Summarized financial information for our segments is as follows (in thousands):

For the three months ended June 30, 2022		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$103,729	$120,911	$-	$224,640
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	35,860	85,108	-	120,968
Depreciation, depletion, amortization and accretion	12,556	9,662	1,128	23,346
General and administrative expenses	6,559	11,202	12,470	30,231
Restructuring expenses	-	-	1,663	1,663
Other (gains) and losses, net	195	(18,208)	-	(18,013)
Income (loss) from operations	$48,559	$33,147	$(15,261)	$66,445

For the three months ended June 30, 2021		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$67,237	$98,655	$-	$165,892
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	27,309	75,736		103,045
Depreciation, depletion, amortization and accretion	42,083	15,213	1,722	59,018
General and administrative expenses	6,352	13,123	12,833	32,308
Restructuring expenses	-	-	7,438	7,438
Other (gains) and losses, net	725	(191)		534
Income (loss) from operations	$(9,232)	$(5,226)	$(21,993)	$(36,451)

For the six months ended June 30, 2022 (Successor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$192,485	$230,085	$-	$422,570
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	67,612	165,736	-	233,348
Depreciation, depletion, amortization and accretion	33,545	21,390	2,496	57,431
General and administrative expenses	13,924	22,603	25,722	62,249
Restructuring expenses	-	-	3,218	3,218
Other (gains) and losses, net	60	(16,926)	-	(16,866)
Income (loss) from operations	$77,344	$37,282	$(31,436)	$83,190

For the Period February 3, 2021 through June 30, 2021 (Successor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$109,685	$162,050	$-	$271,735
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	42,795	128,287	-	171,082
Depreciation, depletion, amortization and accretion	70,141	26,376	2,531	99,048
General and administrative expenses	9,803	21,584	19,359	50,746
Restructuring expenses	-	-	15,821	15,821
Other (gains) and losses, net	560	(195)	-	365
Income (loss) from operations	$(13,614)	$(14,002)	$(37,711)	$(65,327)

For the Period January 1, 2021 through February 2, 2021 (Predecessor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$18,339	$27,589	$-	$45,928
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	7,839	21,934	-	29,773
Depreciation, depletion, amortization and accretion	4,271	3,666	421	8,358
General and administrative expenses	2,027	4,111	4,914	11,052
Restructuring expenses	-	-	1,270	1,270
Income (loss) from operations	$4,202	$(2,122)	$(6,605)	$(4,525)

Identifiable Assets

		Well	Corporate	Consolidated
	Rentals	Services	and Other	Total
June 30, 2022	$456,309	$605,804	$160,463	$1,222,576
December 31, 2021	379,453	636,256	183,799	1,199,508

Geographic Segments

We operate in the U.S. and in various other countries throughout the world. Our international operations are primarily focused in Latin America, Asia-Pacific and the Middle East and North Africa regions. We attribute revenue to various countries based on the location where services are performed or the destination of the drilling products or equipment sold or rented. Long-lived assets consist of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period.

Our revenue attributed to the U.S. and to other countries and the value of our long-lived assets by those locations are as follows (in thousands):

Revenues

	For the Three Months Ended June 30,
	2022	2021
United States	$116,842	$81,034
Other countries	107,798	84,858
Total	$224,640	$165,892

	Successor		Predecessor
	For the Six Months Ended June 30, 2022	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021
United States	$216,426	$134,093	$23,863
Other countries	206,144	137,642	22,065
Total	$422,570	$271,735	$45,928

Long-Lived Assets

	June 30, 2022	December 31, 2021
United States	$190,891	$231,388
Other countries	96,036	124,886
Total	$286,927	$356,274

(11) Stock-Based Compensation Plans

Our Management Incentive Plan (“MIP”) provides the issuance of up to 1,999,869 shares of our Class B common stock, par value $0.01 per share (the “Class B Common Stock”) for the grant of share-based and cash-based awards.

Approval of Forms of Award Agreement and Equity Awards

On March 28, 2022, the Board and the Compensation Committee approved new forms of restricted stock unit (“RSU”) award agreements and forms of performance stock unit (“PSU”) award agreements (collectively, the “Award Agreements”) under the MIP, and approved a special grant of 72,050 RSUs and 288,199 PSUs which was intended to satisfy stock awards for the next three years. Additional grants will be issued for new hires and promotions.

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

During the three and six months ended June 30, 2022, we recognized $1.0 million and $1.5 million, respectively, in compensation expense associated with grants of restricted stock awards and RSUs. During both the three months ended June 30, 2021 and the Successor Period, we recognized $1.6 million in compensation cost associated with grants of restricted stock and RSUs.

As a result of the consummation of the Plan, restricted stock units issued prior to the Emergence Date were cancelled for zero consideration. We recognized $0.9 million in compensation costs during the Predecessor Period prior to cancellation of the pre-Emergence outstanding restricted stock units.

(12) Income Taxes

The effective tax rate for the three and six months ended June 30, 2022 was 20.0% and 21.7%, respectively, on income from continuing operations. The effective tax rate is different from the U.S. federal statutory rate of 21% primarily from non-deductible items, foreign tax rates that differ from the U.S. federal statutory rate, the release of valuation allowance based on current period income in certain jurisdictions and foreign losses for which no tax benefit is being recorded.

In recording deferred income tax assets, we consider whether it is more likely than not some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income of the appropriate character during the periods in which those deferred income tax assets would be deductible. Our annualized effective tax rate for the six months ended June 30, 2022 includes a tax benefit of $18.8 million related to the release of a valuation allowance previously recorded against U.S. foreign tax credit carryforwards. We previously considered these credit carryforwards to be unrealizable primarily due to our cumulative history of losses in the U.S. in recent years and tax attribute utilization limits under Section 382 resulting from bankruptcy. This was significant negative evidence that outweighed positive evidence from forecasts of future taxable income. However, based on recognized built in gains that have increased our limit under Section 382, year to date income in the U.S., and certain attributes promoting use of the foreign tax credit carryovers, when combined with our view on the remaining 2022 outlook, we determined there is now significant positive evidence for our ability to utilize available U.S. foreign tax credit carryforwards in 2022. The amount of valuation allowance released in the U.S. recognizes foreign tax credit deferred tax assets that we estimate will offset U.S. taxes payable in 2022. After the valuation allowance release, we have $37.1 million of U.S. foreign tax credit deferred tax assets that continue to have a valuation allowance against them. We will continue to evaluate the realizability of our U.S. foreign tax credit carryforwards and may have additional valuation allowance releases in future periods if we achieve positive cumulative U.S. income results of appropriate character and timing to do so.

The effective tax rate for the three months ended June 30, 2021, the Successor Period and the Predecessor Period was 5.2%, 9.3% and 18.2%, respectively, on income from continuing operations. The tax rate during the three months ended June 30, 2021 and the Successor Period is different from the U.S. federal statutory rate of 21% primarily from non-deductible items and foreign losses for which no tax benefit is being recorded. The tax rate in the Predecessor Period is different from the U.S. federal statutory rate of 21% primarily due the adoption of fresh start accounting during the period.

We had $15.7 million and $15.0 million of unrecognized tax benefits as of June 30, 2022 and December 31, 2021, respectively, all of which would impact our effective tax rate if recognized except for $1.6 million offset in deferred income taxes. It is reasonably possible $3.4 million of unrecognized tax benefits could be settled in the next twelve months due to the conclusion of tax audits or statutes of limitations expiration. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

(13) Earnings per Share

Our common equity consists of Class A Common Stock and Class B Common Stock (the “Common Stock”).

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of Common Stock outstanding during the period plus any potentially dilutive Common Stock, such as restricted stock awards, restricted stock units, and performance-based units calculated using the treasury stock method.

The following table presents the reconciliation between the weighted average number of shares for basic and diluted earnings per share.

	Successor				Predecessor
	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021
Weighted-average shares outstanding - basic	20,024	19,999	20,011	19,997	14,845
Potentially dilutive stock awards and units	52	-	54	-	60
Weighted-average shares outstanding - diluted	20,076	19,999	20,065	19,997	14,905

(14) Contingencies

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

A second case (the “Second Case”) was filed in District Court against the same subsidiary of ours bringing the same claims and seeking damages post judgment from the First Case until discontinuation of the sale of the product at issue by the subsidiary. In December 2020, the Court entered a final judgement for the plaintiffs’ and the Second Case was stayed for the duration of our bankruptcy. We have filed an appeal and a Motion to Abate the Second Case pending the appeal of the First Case. The Motion to Abate the Second Case was granted on October 26, 2021 by the Court of Appeals. As of June 30, 2022, we have reserved $7.0 million for the judgements in the First Case and Second Case.

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

(15) Discontinued Operations

The following table summarizes the components of discontinued operations, net of tax (in thousands):

	For the Three Months Ended June 30,
	2022	2021
Revenues	$-	$45,114
Cost of services	-	37,871
Depreciation, depletion, amortization and accretion	-	18,581
General and administrative expenses	1,711	3,623
Other (gains) and losses, net	750	10,018
Loss from operations	(2,461)	(24,979)
Other income (expense)	-	(53)
Loss from discontinued operations before tax	(2,461)	(25,032)
Income tax benefit (expense)	517	5,632
Income (loss) from discontinued operations, net of income tax	$(1,944)	$(19,400)

	Successor		Predecessor
	For the Six Months Ended June 30, 2022	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021
Revenues	$-	$68,366	$10,719
Cost of services	-	60,393	10,398
Depreciation, depletion, amortization and accretion	-	31,356	2,141
General and administrative expenses	5,453	6,218	1,119
Other (gains) and losses, net	(5,193)	7,518	-
Loss from operations	(260)	(37,119)	(2,939)
Other income (expense)	-	(50)	2,485
Loss from discontinued operations before tax	(260)	(37,169)	(454)
Income tax benefit (expense)	55	8,363	102
Income (loss) from discontinued operations, net of income tax	$(205)	$(28,806)	$(352)

The following summarizes the assets and liabilities related to discontinued operations (in thousands):

	June 30, 2022	December 31, 2021
Assets:
Accounts receivable, net	$4,809	$7,469
Property, plant and equipment, net	20,659	29,328
Other assets	161	731
Total assets held for sale	$25,629	$37,528

Liabilities:
Accounts payable	$544	$652
Accrued expenses	3,433	4,268
Other liabilities	223	687
Total liabilities held for sale	$4,200	$5,607

Significant operating non-cash items and cash flows from investing activities for our discontinued operations were as follows (in thousands):

	Successor		Predecessor
	For the Six Months Ended June 30, 2022	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021
Cash flows from discontinued operating activities:
(Gain)/loss on sale of assets	$-	$-	$(43)
Other (gains) and losses, net	(5,193)	7,518	-
Depreciation, depletion, amortization and accretion	-	31,356	2,141
Cash flows from discontinued investing activities:
Proceeds from sales of assets	13,861	14,894	486

(16) Supplemental Cash Flow Information

The table below is a reconciliation of cash, cash equivalents and restricted cash for the beginning and the end of the period for all periods presented:

	Successor		Predecessor
	For the Six Months Ended June 30, 2022	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021
Cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$314,974	$172,768	$188,006
Restricted cash-current	-	16,751	-
Restricted cash-non-current	79,561	80,179	80,178
Cash, cash equivalents, and restricted cash, beginning of period	$394,535	$269,698	$268,184

Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$391,219	$205,748	$172,768
Restricted cash-current	-	-	16,751
Restricted cash-non-current	79,595	80,159	80,179
Cash, cash equivalents, and restricted cash, end of period	$470,814	$285,907	$269,698

(17) New Accounting Pronouncements

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

(18) Subsequent Events

On July 18, 2022, our Board and Compensation Committee (the “Committee”) approved an executive chairman agreement for Michael Y. McGovern, our Executive Chairman (the “Executive Chairman Agreement”).

Executive Chairman Agreement for Mr. McGovern

Mr. McGovern’s Executive Chairman Agreement provides for an annual base salary of $750,000, with an initial one-year term that automatically extends for an additional one-year term on the first anniversary of the effective date of the Agreement (the “Extension Date”) unless either party gives 60 days’ prior written notice of non-renewal before expiration of the then-current term. Mr. McGovern’s annual base salary is subject to adjustment (upward or downward) if Mr. McGovern’s duties or commitments change during the term of the Executive Chairman Agreement. Further, in connection with his Executive Chairman Agreement, we will grant Mr. McGovern RSUs under the MIP and accelerate the vesting of Mr. McGovern’s restricted shares of Class B common stock granted under the MIP (in each case, as discussed below). In addition, Mr. McGovern’s Executive Chairman Agreement provides for a cash lump sum payment to be made within thirty (30) days of the Effective Date (as defined in the Executive Chairman Agreement) in an amount equal to $288,306.45 to account for the annual base salary Mr. McGovern would have been paid since assuming the position of Executive Chairman until the Effective Date less any payments received from us since assuming the position of Executive Chairman until the Effective Date.

If Mr. McGovern’s employment is terminated by Mr. McGovern for good reason (as defined in the Executive Chairman Agreement) or by us for any reason other than: (a) Mr. McGovern’s death or incapacity; (b) for cause (as defined in the Executive Chairman Agreement); (c) upon any non-renewal of the term of the Executive Chairman Agreement; or (d) the occurrence of a change in control (as defined in the Plan), we will pay or provide to Mr. McGovern, in addition to his base salary through the date of termination and any rights under the term of equity awards and any medical or other welfare benefits required by law (the “Accrued Amounts”):

•
A lump-sum payment equal to the base salary Mr. McGovern would have been paid from the date of termination through the next Extension Date of the Executive Chairman Agreement; and
•
Healthcare continuation benefits for the period between the date of termination and the next Extension Date of the Executive Chairman Agreement.

The payments and benefits described above (other than the Accrued Amounts) are subject to Mr. McGovern’s timely execution of a release of claims in our favor.

If Mr. McGovern’s employment is terminated by us for cause, by Mr. McGovern other than for good reason, due to Mr. McGovern’s death or disability, or upon the occurrence of a change in control, then we will only be required to pay to Mr. McGovern or to Mr. McGovern’s estate, as applicable, the Accrued Amounts.

Mr. McGovern will also be bound by, among other typical restrictive covenants, a 12-month post-termination non-compete covenant (unless his employment is terminated by us without cause or Mr. McGovern terminates his employment for good reason) and a 12-month post-termination non-solicitation covenant with respect to customers and employees.

Equity Awards

On July 18, 2022, the Board and the Committee approved a RSU award agreement (the “Award Agreement”) under the MIP for Mr. McGovern for 79,375 RSUs (and a number of corresponding shares of our Class B common stock).

The RSUs under the Award Agreement generally vest in three equal annual installments over a three-year period commencing on the first anniversary of January 20, 2022, subject to earlier vesting upon a change in control (as defined in the Plan) and, generally, Mr. McGovern’s continued employment through the applicable vesting date, and forfeiture on terms and conditions set forth in the Award Agreement. Notwithstanding the foregoing, in the event that Mr. McGovern’s employment is terminated by us without cause (excluding due to death or disability (as defined in the Executive Chairman Agreement)) or by Mr. McGovern for good reason, subject to subject to Mr. McGovern’s timely execution of a release of claims in our favor and continued compliance with his restrictive covenants, the tranche of RSUs due to vest on the next scheduled vesting date following the date of termination (i.e., one-third (1/3rd)) will vest.

Acceleration of Restricted Stock Grant

On July 18, 2022, the Board and the Committee approved accelerated vesting with respect to 15,642 outstanding restricted shares of our Class B common stock granted by us to Mr. McGovern on June 1, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. In addition, the following discussion and analysis and information contains forward-looking statements about our business, operations and financial performance based on our current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. including, but not limited to, those identified below and those discussed in the sections titled “Risk Factors” and under the heading “Information Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Executive Summary

General

We serve major, national and independent oil and natural gas exploration and production companies around the world and offer products and services with respect to the various phases of a well’s economic life cycle.

Historically, we provided a wide variety of services and products to many markets within the energy industry. Our core businesses focus on products and services that we believe meet the criteria of:

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

	Three months ended			Six months ended
	June 30, 2022	March 31, 2022	% Change	June 30, 2022	June 30, 2021	% Change
Worldwide Rig Count (1)
U.S.:
Land	704	621	13.4%	663	409	62.1%
Offshore	15	15	0.0%	15	14	7.1%
Total	719	636	13.1%	678	423	60.3%
International (2)	816	823	(0.9%)	819	716	14.4%
Worldwide Total	1,535	1,459	5.2%	1,497	1,139	31.4%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$108.83	$95.18	14.3%	$102.01	$62.24	63.9%
Natural Gas (Henry Hub)	$7.48	$4.66	60.5%	$6.07	$3.25	86.8%

(1)
Estimate of drilling activity as measure by the average active drilling rigs based on Baker Hughes Co. rig count information
(2)
Excludes Canadian rig count

Comparison of the Results of Operations for the Three Months Ended June 30, 2022 and March 31, 2022

We reported net income from continuing operations for the three months ended June 30, 2022 (the “Current Quarter”) of $43.6 million on revenue of $224.6 million. This compares to a net income from continuing operations for the three months ended March 31, 2022 (the “Prior Quarter”) of $24.0 million on revenues of $197.9 million. Net income from continuing operations for the Current Quarter includes an $17.4 million gain from revisions to estimates related to our decommissioning liability and $13.5 million of expense primarily related to foreign currency losses during the quarter totaling $10.5 million and both realized and unrealized losses, net of $4.1 million on our investment in equity securities of Select Energy Services, Inc (“Select”).

	Three months ended		Change
	June 30, 2022	March 31, 2022	$	%
Revenues:
Rentals	$103,729	$88,756	$14,973	16.9%
Well Services	120,911	109,174	11,737	10.8%
Total revenues	224,640	197,930	26,710
Cost of revenues:
Rentals	35,860	31,752	4,108	12.9%
Well Services	85,108	80,628	4,480	5.6%
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	120,968	112,380	8,588
Depreciation, depletion, amortization and accretion	23,346	34,085	(10,739)	(31.5%)
General and administrative expenses	30,231	32,018	(1,787)	(5.6%)
Restructuring expenses	1,663	1,555	108	6.9%
Other (gains) and losses, net	(18,013)	1,147	(19,160)	**
Income (loss) from operations	66,445	16,745	49,700
Other income (expense):
Interest income, net	1,459	1,179	280	23.7%
Other income (expense)	(13,471)	13,947	(27,418)	**
Income (loss) from continuing operations before income taxes	54,433	31,871	22,562
Income tax (expense) benefit	(10,871)	(7,884)	(2,987)	37.9%
Net income (loss) from continuing operations	43,562	23,987	19,575
Income (loss) from discontinued operations, net of income tax	(1,944)	1,739	(3,683)	(211.8%)
Net income (loss)	$41,618	$25,726	$15,892

** Not a meaningful percentage

Revenues and Cost of Revenues

Revenues from our Rentals segment increased $15.0 million, or 16.9%, in the Current Quarter as compared to the Prior Quarter. Cost of revenues increased $4.1 million, or 12.9%, in the Current Quarter as compared to the Prior Quarter. The increase in revenues was due to an increase in both average rig count and commodity prices when compared to the Prior Quarter, which drove increases in utilization and pricing of both premium drill pipe and bottom hole assembly accessories. These factors contributed to slight increase in gross margin which was 65.4% for the Current Quarter as compared to 64.2% in the Prior Quarter.

Revenues from our Well Services segment increased $11.7 million, or 10.8%, in the Current Quarter as compared to the Prior Quarter. Cost of revenues increased $4.5 million, or 5.6%, in the Current Quarter as compared to the Prior Quarter. Gross margin for the Current Quarter increased to 29.6% as compared to 26.1% for the Prior Quarter due to changes in revenue mix in our completions applications, increases in service revenues with higher margins and a reduction in pass through and mobilization projects with lower margins. Additionally, the strategic shift of our more labor-intensive service businesses to U.S. offshore and international operations reduces our exposure to the most significant wage inflation pressures in this segment given our lower U.S. land headcount.

Both segments are experiencing supply chain tightness and inflation, particularly for raw materials associated with downhole completion and drilling bottom hole accessory components. This primarily impacts our ability to bring new tools to market in late 2022 and beyond as we experience long delivery lead times and increased pricing for capital expenditures.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense for the Current Quarter decreased $10.7 million, or 31.5%, as compared to the Prior Quarter. Depreciation expense for the Prior Quarter was impacted by the valuation process under fresh start accounting, where certain fully depreciated assets were assigned a new estimated fair value and a new remaining useful life of less than 36 months. Depreciation, depletion, amortization and accretion expense for 2022 is expected to be approximately $102.8 million as compared to $228.2 million for the full year 2021.

General and Administrative Expenses

General and administrative expenses for the Current Quarter decreased $1.8 million, or 5.6%, as compared to the Prior Quarter. The decrease is primarily related to professional fees for accounting and consulting services as well as declines in employee related costs, including benefits and incentive compensation.

Other gains and losses

Other gains for the Current Quarter were $18.0 million compared to $1.1 million in losses for the Prior Quarter. Other gains and losses primarily relate to charges recorded as part of our strategic disposal of low margin assets in line with our efforts to reconfigure our organization both operationally and financially (the “Transformation Project”) and includes gains/losses on asset sales, as well as impairments primarily related to long-lived assets. Other gains and losses for the Current Quarter include a gain of $17.4 million from revisions in estimates related to our decommissioning liability.

Other Income (Expense)

Other income (expense) primarily relate to re-measurement gains and losses associated with our foreign currencies and realized and unrealized gains and losses on our investment in equity securities. Losses on foreign currencies during the Current Quarter were $10.5 million and primarily related to our operations in Brazil. Losses on foreign currencies during the Current Quarter include an expense of $2.7 million which represents a correction of an immaterial error relating to a period prior to our emergence from bankruptcy. Gain on foreign currencies during the Prior Quarter were $5.6 million primarily related to our operations in Brazil.

Unrealized losses on our investment in equity securities for the Current Quarter were $5.9 million. Unrealized gains on our investment in equity securities for the Prior Quarter were $6.5 million. During the Current Quarter, we disposed of 0.7 million shares for $6.0 million, and recognized gains totaling $1.9 million in connection with these transactions. During the Prior Quarter, we disposed of 1.0 million shares for $7.4 million, and recognized gains totaling $1.8 million in connection with these transactions.

Income Taxes

The effective tax rate for the Current Quarter and Prior Quarter was 20.0% and 24.7%, respectively, on income from continuing operations. The effective tax rate for the Current Quarter is different from the U.S. federal statutory rate of 21% primarily from non-deductible items, foreign tax rates that differ from the U.S. federal statutory rate, the release of valuation allowance based on current period income in certain jurisdictions and foreign losses for which no tax benefit is being recorded. The tax rate for the Prior Quarter is different from the U.S. federal statutory rate of 21% primarily from non-deductible items and foreign losses for which no tax benefit was recorded.

Unrecognized tax benefit as of the Current Quarter and Prior Quarter was $15.7 million and $15.1 million, respectively, all of which would impact our effective tax rate if recognized except for $1.6 million offset in deferred income taxes. It is reasonably possible $3.4million of unrecognized tax benefits could be settled in the next twelve months due to the conclusion of tax audits or statutes of limitations expiration. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

Comparison of the Results of Operations for the Six Months Ended June 30, 2022 and 2021

The period from February 3, 2021 through June 30, 2021 (the “Successor Period”) and the period from January 1, 2021 through February 2, 2021 (the “Predecessor Period”) are distinct reporting periods as a result of our emergence from bankruptcy. References in these results of operations to changes in comparison to the six months ended June 30, 2022 (the “Current Period)” combine the Successor Period and Predecessor Period results for the six months ended June 30, 2021 (the “Combined Period”) in order to provide some comparability of such information. While this combined presentation is not presented according to generally accepted accounting principles in the United States of America (“GAAP”) and no comparable GAAP measures are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons to the Current Period as reviewing the Successor Period results in isolation would not be useful in identifying trends in or reaching conclusions regarding our overall operating performance.

We reported net income from continuing operations for the Current Period of $67.5 million on revenue of $422.6 million. This compares to net income from continuing operations for the Combined Period of $210.3 million on revenues of $317.7 million.

	Successor		Predecessor	Non-GAAP	Change
	For the Six Months Ended June 30, 2022	For the Period February 3, 2021 through June 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Combined Six Months Ended June 30, 2021	$	%
Revenues:
Rentals	$192,485	$109,685	$18,339	$128,024	$64,461	50.4%
Well Services	230,085	162,050	27,589	189,639	40,446	21.3%
Total revenues	422,570	271,735	45,928	317,663	104,907
Cost of revenues:
Rentals	67,612	42,795	7,839	50,634	16,978	33.5%
Well Services	165,736	128,287	21,934	150,221	15,515	10.3%
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	233,348	171,082	29,773	200,855	32,493
Depreciation, depletion, amortization and accretion	57,431	99,048	8,358	107,406	(49,975)	(46.5%)
General and administrative expenses	62,249	50,746	11,052	61,798	451	0.7%
Restructuring expenses	3,218	15,821	1,270	17,091	(13,873)	(81.2%)
Other (gains) and losses, net	(16,866)	365	-	365	(17,231)	**
Income (loss) from operations	83,190	(65,327)	(4,525)	(69,852)	153,042
Other income (expense):
Interest income, net	2,638	747	202	949	1,689	178.0%
Reorganization items, net	-	-	335,560	335,560	(335,560)	(100.0%)
Other income (expense)	476	(275)	(2,105)	(2,380)	2,856	**
Income (loss) from continuing operations before income taxes	86,304	(64,855)	329,132	264,277	(177,973)
Income tax (expense) benefit	(18,755)	6,032	(60,003)	(53,971)	35,216	(65.2%)
Net income (loss) from continuing operations	67,549	(58,823)	269,129	210,306	(142,757)
Income (loss) from discontinued operations, net of income tax	(205)	(28,806)	(352)	(29,158)	28,953	(99.3%)
Net income (loss)	$67,344	$(87,629)	$268,777	$181,148	$(113,804)

** Not a meaningful percentage

Revenues and Cost of Revenues

Revenues from our Rentals segment increased $64.5 million, or 50.4%, in the Current Period as compared to the Combined Period. Cost of revenues increased $17.0 million, or 33.5%, in the Current Period as compared to the Combined Period. This increase was due to an increase in both average rig count and commodity prices when compared to the Combined Period. During the Current Period, we experienced increases in utilization and pricing of both premium drill pipe and bottom hole assembly accessories, which contributed to an increase in gross margin which was 64.9% for the Current Period as compared to 60.4% in the Combined Period.

Revenues from our Well Services segment increased $40.4 million, or 21.3%, in the Current Period as compared to the Combined Period. Cost of revenues increased $15.5 million, or 10.3%, in the Current Period as compared to the Combined Period. The increase in cost of revenues was driven by the increase in overall segment revenues, and gross margin for the Current Period increased to 28.0% as compared to 20.8% for the Combined Period due to changes in revenue mix in our completions applications, increases in service revenues with higher margins and a reduction in pass through and mobilization projects with lower margins. Additionally, the strategic shift of our more labor-intensive service businesses to U.S. offshore and international operations reduces our exposure to the most significant wage inflation pressures in this segment given our lower U.S. land headcount.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense for the Current Period decreased $50.0 million, or 46.5%, as compared to the Combined Period. Depreciation expense for the Combined Period was impacted by the valuation process under fresh start accounting, where certain fully depreciated assets were assigned a new estimated fair value and a new remaining useful life of less than 36 months. Depreciation, depletion, amortization and accretion expense for 2022 is expected to be approximately $102.8 million as compared to $228.2 million for the full year 2021.

Restructuring Expenses

Restructuring expenses for the Current Period decreased of $13.9 million, or 81.2%, as compared to the Combined Period, and primarily relate to costs associated with the Transformation Project.

Other gains and losses

Other gains and losses for the Current Period include a gain of $17.4 million from revisions in estimates related to our decommissioning liability.

Other Income (Expense)

Losses on foreign currencies during the Current Period and Combined Period were $4.9 million and $1.8 million, respectively. Losses on foreign currencies during the Current Period include an expense of $2.7 million which represents a correction of an immaterial error relating to a period prior to our emergence from bankruptcy. Realized and unrealized gains on our investment in equity securities for the Current Period were $4.2 million. During the Current Period, we disposed of 1.7 million shares for $13.4 million.

Income Taxes

The effective tax rate for the Current Period and Combined Period was 21.7% and 20.4%, respectively, on income from continuing operations. The effective tax rate for the Current Period is different from the U.S. federal statutory rate of 21% primarily from non-deductible items, foreign tax rates that differ from the U.S. federal statutory rate, the release of valuation allowance based on current period income in certain jurisdictions and foreign losses for which no tax benefit is being recorded. The tax rate for the Combined Period is different from the U.S. federal statutory rate of 21% primarily from non-deductible items, foreign losses for which no tax benefit was recorded and the adoption of fresh start accounting during the period.

Unrecognized tax benefit as of June 30, 2022 was $15.7 million, all of which would impact our effective tax rate if recognized except for $1.6 million offset in deferred income taxes. It is reasonably possible $3.4 million of unrecognized tax benefits could be settled in the next twelve months due to the conclusion of tax audits or statutes of limitations expiration. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

Liquidity and Capital Resources

Cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Certain sources and uses of cash, such as our level of discretionary capital expenditures and divestitures of non-core assets, are within our control and are adjusted as necessary based on market conditions.

Financial Condition and Liquidity

Our primary sources of liquidity have been cash and cash equivalents, cash generated from our operations and from asset sales, and availability under our Credit Facility. As of June 30, 2022, we had cash, cash equivalents and restricted cash of $470.8 million. During the six months ended June 30, 2022 net cash provided by operating activities was $68.2 million, and we received $28.5 million in cash proceeds from the sale of assets and equity securities in which we are invested. The primary uses of liquidity are to provide support for operating activities, restructuring activities and capital expenditures. We spent $20.5 million of cash on capital expenditures during the six months ended June 30, 2022.

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

As of June 30, 2022, our borrowing base, as defined in the Credit Agreement, was approximately $120.0 million and we had $34.3 million of letters of credit outstanding that reduced the borrowing availability. We had no outstanding borrowings under the Credit Facility as of June 30, 2022.

Unless all loans are paid off and letters of credit outstanding are cash collateralized and the Credit Facility terminated, the Credit Facility requires, subject to permitted exceptions, compliance with various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Facility also requires compliance with a fixed charge coverage ratio of 1.0 to 1.0 if (a) an event of default has occurred and is continuing or (b) availability under the Credit Facility is less than the greater of $20.0 million or 15% of the lesser of the aggregate commitments and the borrowing base. We were in compliance with all required covenants as of June 30, 2022.

Other Matters

New Accounting Pronouncements

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 17 – “New Accounting Pronouncements.”

Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies reported in our Annual Report on Form 10-K for the period ended December 31, 2021 (the “Form 10-K”) that affect our significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Please refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with foreign currency fluctuations and changes in interest rates. As of June 30, 2022, we did not hold financial instruments for trading purposes.

Foreign Currency Exchange Rates Risk

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe it is prudent, we may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading purposes, and at June 30, 2022, we did not have any outstanding foreign currency forward contracts.

Interest Rate Risk

We are exposed to changes in interest rates on borrowings under our Credit Facility. Any borrowings under the Credit Facility will bear interest, at our option, at either an adjusted LIBOR rate plus an applicable margin ranging from 3.00% to 3.50% per annum, or an alternate base rate plus an applicable margin ranging from 2.00% to 2.50% per annum, in each case on the basis of the consolidated fixed charge coverage ratio. In addition, we are required to pay (i) a letter of credit fee, (ii) to the issuing lender of each letter of credit, a fronting fee and (iii) commitment fees. Upon the cessation of LIBOR, the Credit Facility provides for the use of alternative benchmark rates for the determination of the borrowing rate, and the cessation of LIBOR will not have a material impact on us. However, as of June 30, 2022, we had no outstanding borrowings under the Credit Facility.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, the disclosure controls and procedures provide reasonable assurance that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of June 30, 2022 were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors which we previously disclosed in our Form 10-K.

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

10.1^

Executive Chairman Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on July 18, 2022(File No. 001-34037)).

10.2^	Executive Chairman Agreement (incorporated by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on July 18, 2022(File No. 001-34037)).
31.1*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.
32.2*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SUPERIOR ENERGY SERVICES, INC.

(Registrant)

Date:	August 4, 2022	By:	/s/ Brian K. Moore
Brian K. Moore
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ James W. Spexarth
James W. Spexarth
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

`