Form 10-Q
period 2022-09-30
SUPERIOR ENERGY SERVICES INC
filed 2022-11-02
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File No. 001-34037

Commission Company Name: SUPERIOR ENERGY SERVICES, INC

SUPERIOR ENERGY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-4613576
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Louisiana Street, Suite 2900 Houston, TX (Address of principal executive offices)	77002 (Zip Code)

Registrant’s telephone number, including area code: (713) 654-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
None	N/A	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☒ No 

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No 

The number of shares of the registrant’s Class A common stock outstanding on October 31, 2022 was 19,998,695.

The number of shares of the registrant’s Class B common stock outstanding on October 31, 2022 was 76,269.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (the “Form 10-Q”) and other documents filed by us with the Securities and Exchange Commission (the “SEC”) contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements. All statements, other than statements of historical fact, included in this Form 10-Q regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of their experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

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

These risks and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "Form 10-K") and this Form 10-Q Part II, Item 1A, "Risk Factors". We undertake no obligation to update any of our forward-looking statements in this discussion. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements and Notes

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$453,682	$314,974
Accounts receivable, net	222,646	182,432
Income taxes receivable	5,527	5,099
Prepaid expenses	16,029	15,861
Inventory	69,962	60,603
Investment in equity securities	16,888	25,735
Other current assets	5,790	6,701
Assets held for sale	18,314	37,528
Total current assets	808,838	648,933
Property, plant and equipment, net	283,906	356,274
Note receivable	66,078	60,588
Restricted cash	79,757	79,561
Other long-term assets, net	48,636	54,152
Total assets	$1,287,215	$1,199,508

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$51,398	$43,080
Accrued expenses	107,972	108,610
Income taxes payable	15,900	8,272
Liabilities held for sale	3,666	5,607
Total current liabilities	178,936	165,569
Decommissioning liability	144,781	190,380
Deferred income taxes	21,761	12,441
Other long-term liabilities	80,616	89,385
Total liabilities	426,094	457,775

Stockholders’ equity (deficit):
Class A common stock $0.01 par value; 50,000 shares authorized; 19,999 shares issued and outstanding at September 30, 2022 and December 31, 2021	200	200
Class B common stock $0.01 par value; 2,000 shares authorized; 114 shares issued and 76 shares outstanding at September 30, 2022 and December 31, 2021	1	1
Class A Additional paid-in capital	902,486	902,486
Class B Additional paid-in capital	4,743	1,224
Accumulated deficit	(46,309)	(162,178)
Total stockholders’ equity	861,121	741,733
Total liabilities and stockholders’ equity	$1,287,215	$1,199,508

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	September 30, 2022
	2022	2021
Revenues:
Services	$99,763	$85,667
Rentals	80,173	59,420
Product sales	42,351	33,496
Total revenues	222,287	178,583
Cost of revenues:
Services	66,205	71,688
Rentals	25,816	26,011
Product sales	24,060	28,371
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	116,081	126,070
Depreciation, depletion, amortization and accretion:
Services	8,266	28,426
Rentals	6,749	19,717
Product sales	5,493	11,065
Total depreciation, depletion, amortization and accretion	20,508	59,208
General and administrative expenses	31,841	33,671
Restructuring expenses	1,223	4,712
Other (gains) and losses, net	(13,397)	(1,097)
Income (loss) from operations	66,031	(43,981)
Other income (expense):
Interest income, net	3,373	647
Other income (expense)	(6,838)	(6,224)
Income (loss) from continuing operations before income taxes	62,566	(49,558)
Income tax (expense) benefit	(14,058)	9,518
Net income (loss) from continuing operations	48,508	(40,040)
Income (loss) from discontinued operations, net of income tax	17	(5,161)
Net income (loss)	$48,525	$(45,201)

Income (loss) per share - basic:
Net income (loss) from continuing operations	$2.42	$(2.00)
Income (loss) from discontinued operations, net of income tax	-	(0.26)
Net income (loss)	$2.42	$(2.26)

Income (loss) per share - diluted:
Net income (loss) from continuing operations	$2.41	$(2.00)
Income (loss) from discontinued operations, net of income tax	0.01	(0.26)
Net income (loss)	$2.42	$(2.26)

Weighted-average shares outstanding - basic	20,024	19,999
Weighted-average shares outstanding - diluted	20,090	19,999

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Successor		Predecessor
	For the Nine Months Ended September 30, 2022	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021
Revenues:
Services	$291,268	$209,133	$19,234
Rentals	224,328	143,972	14,434
Product sales	129,261	97,213	12,260
Total revenues	644,857	450,318	45,928
Cost of revenues:
Services	199,903	166,801	15,080
Rentals	74,664	60,960	5,876
Product sales	74,862	69,391	8,817
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	349,429	297,152	29,773
Depreciation, depletion, amortization and accretion:
Services	30,224	73,174	3,500
Rentals	23,278	50,558	2,627
Product sales	24,437	34,524	2,231
Total depreciation, depletion, amortization and accretion	77,939	158,256	8,358
General and administrative expenses	94,090	84,417	11,052
Restructuring expenses	4,441	20,533	1,270
Other (gains) and losses, net	(30,263)	(732)	-
Income (loss) from operations	149,221	(109,308)	(4,525)
Other income (expense):
Interest income, net	6,011	1,394	202
Reorganization items, net	-	-	335,560
Other income (expense)	(6,362)	(6,499)	(2,105)
Income (loss) from continuing operations before income taxes	148,870	(114,413)	329,132
Income tax (expense) benefit	(32,813)	15,550	(60,003)
Net income (loss) from continuing operations	116,057	(98,863)	269,129
Income (loss) from discontinued operations, net of income tax	(188)	(33,967)	(352)
Net income (loss)	$115,869	$(132,830)	$268,777

Income (loss) per share - basic:
Net income (loss) from continuing operations	$5.80	$(4.94)	$18.13
Income (loss) from discontinued operations, net of income tax	(0.01)	(1.70)	(0.02)
Net income (loss)	$5.79	$(6.64)	$18.11

Income (loss) per share - diluted:
Net income (loss) from continuing operations	$5.78	$(4.94)	$18.06
Income (loss) from discontinued operations, net of income tax	(0.01)	(1.70)	(0.03)
Net income (loss)	$5.77	$(6.64)	$18.03

Weighted-average shares outstanding - basic	20,016	19,997	14,845
Weighted-average shares outstanding - diluted	20,074	19,997	14,905

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	For the Three Months Ended
	September 30, 2022
	2022	2021
Net income (loss)	$48,525	$(45,201)
Change in cumulative translation adjustment, net of tax	-	-
Comprehensive income (loss)	$48,525	$(45,201)

	Successor		Predecessor
	For the Nine Months Ended September 30, 2022	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021
Net income (loss)	$115,869	$(132,830)	$268,777
Change in cumulative translation adjustment, net of tax	-	-	67,947
Comprehensive income (loss)	$115,869	$(132,830)	$336,724

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(in thousands)

(unaudited)

					Additional			Accumulated
	Common Stock				paid-in			other
	Class A		Class B		capital		Treasury	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Class A	Class B	stock	loss, net	deficit	Total

Balances, December 31, 2020 (Predecessor)	15,799	$16	-	$-	$2,756,889	$-	$(4,290)	$(67,947)	$(3,023,315)	$(338,647)
Net income	-	-	-	-	-	-	-	-	268,777	268,777
Foreign currency translation adjustment	-	-	-	-	-	-	-	67,947	-	67,947
Extinguishment of unrecognized compensation expense	-	-	-	-	988	-	-	-	-	988
Stock-based compensation expense, net	-		-	-	935	-				935
Restricted stock units vested	49	-	-	-	-	-	-	-	-	-
Shares withheld and retired	(15)	-	-	-	-	-				-
Cancellation of Predecessor equity	(15,833)	(16)	-	-	(2,758,812)	-	4,290	-	2,754,538	-
Issuance of Successor Class A common stock	19,996	200	-	-	902,486	-	-	-	-	902,686
Balances, February 2, 2021 (Predecessor)	19,996	$200	-	$-	$902,486	$-	$-	$-	$-	$902,686

Balances, February 3, 2021 (Successor)	19,996	$200	-	$-	$902,486	$-	$-	$-	$-	$902,686
Net loss	-	-	-	-	-	-	-	-	(36,630)	(36,630)
Balances, March 31, 2021 (Successor)	19,996	200	-	-	902,486	-	-	-	(36,630)	866,056
Net income	-	-	-	-	-	-	-	-	(50,999)	(50,999)
Stock-based compensation expense, net	-		-	-	-	1,570				1,570
Common stock issued	3	-	114	1	-	(1)	-	-	-	-
Share withheld and retired	-	-	(38)	-	-	(1,485)				(1,485)
Balances, June 30, 2021 (Successor)	19,999	200	76	1	902,486	84	-	-	(87,629)	815,142
Net income	-	-	-	-	-	-	-	-	(45,201)	(45,201)
Stock-based compensation expense, net	-	-	-	-	-	556	-	-	-	556
Balances, September 30, 2021 (Successor)	19,999	$200	76	$1	$902,486	$640	$-	$-	$(132,830)	$770,497

Balances, December 31, 2021 (Successor)	19,999	$200	76	$1	$902,486	$1,224	$-	$-	$(162,178)	$741,733
Net income	-	-	-	-	-	-	-	-	25,726	25,726
Stock-based compensation expense, net	-	-	-	-	-	585	-	-	-	585
Balances, March 31, 2022 (Successor)	19,999	200	76	1	902,486	1,809	-	-	(136,452)	768,044
Net income	-	-	-	-	-	-	-	-	41,618	41,618
Stock-based compensation expense, net	-	-	-	-	-	958	-	-	-	958
Balances, June 30, 2022 (Successor)	19,999	200	76	1	902,486	2,767	-	-	(94,834)	810,620
Net income	-	-	-	-	-	-	-	-	48,525	48,525
Stock-based compensation expense, net	-	-	-	-	-	1,976	-	-	-	1,976
Balances, September 30, 2022 (Successor)	19,999	$200	76	$1	$902,486	$4,743	$-	$-	$(46,309)	$861,121
See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Successor		Predecessor
	For the Nine Months Ended September 30, 2022	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021
Cash flows from operating activities:
Net income (loss)	$115,869	$(132,830)	$268,777
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion, amortization and accretion	77,939	189,758	10,499
Deferred income taxes	7,254	(27,126)	54,322
Amortization of credit facility costs	381	-	-
Stock based compensation expense	3,519	2,126	935
Reorganization items, net	-	-	(354,279)
Bad debt	(106)	(5,303)	(210)
Gain on sale of assets and businesses	-	-	58
Gain on sale of equity securities	(3,611)	-	-
Unrealized gain on investment in equity securities	(908)	1,620	-
Other (gains) and losses, net	(37,148)	10,601	-
Other reconciling items, net	2,454	9,592	1,017
Changes in operating assets and liabilities:
Accounts receivable	(37,072)	(15,233)	3,602
Prepaid expenses	(279)	4,749	(340)
Inventory and other current assets	(8,641)	15,983	(221)
Accounts payable	(3,296)	4,842	(2,365)
Accrued expenses	(3,726)	(31,439)	23,489
Income taxes	7,200	10,676	340
Other, net	2,196	(1,190)	(241)
Net cash from operating activities	122,025	36,826	5,383
Cash flows from investing activities:
Payments for capital expenditures	(42,901)	(25,447)	(3,035)
Proceeds from sales of assets	46,414	58,006	775
Proceeds from sales of equity securities	13,366	-	-
Net cash from investing activities	16,879	32,559	(2,260)
Cash flows from financing activities:
Credit facility costs	-	(14)	(1,920)
Tax withholdings for vested restricted stock units	-	(1,485)	-
Net cash from financing activities	-	(1,499)	(1,920)
Effect of exchange rate changes on cash	-	-	311
Net change in cash, cash equivalents, and restricted cash	138,904	67,886	1,514
Cash, cash equivalents, and restricted cash at beginning of period	394,535	269,698	268,184
Cash, cash equivalents, and restricted cash at end of period	$533,439	$337,584	$269,698

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

As used herein, “we,” “us” and similar terms refer to (i) prior to the Emergence Date (as defined below), SESI Holdings, Inc. (formerly known as Superior Energy Services, Inc.) and its subsidiaries (“Predecessor”) and (ii) after the Emergence Date, Superior Energy Services, Inc. (formerly known as Superior Newco, Inc.) and its subsidiaries (“Successor”). Due to our adoption of fresh start accounting, discussed below, our operations for the nine months ended September 30, 2021 are separated by the operations which occurred from January 1, 2021 through February 2, 2021 (the “Predecessor Period”) and the operations that occurred from February 3, 2021 through September 30, 2021 (the “Successor Period”).

These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K. As described below, as a result of the application of fresh start accounting and the effects of the implementation of the Plan (as defined below), the financial statements after the Emergence Date are not comparable with the consolidated financial statements on or before that date.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2022, and our results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The balance sheet as of December 31, 2021, was derived from our audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

(2) Revenue

Disaggregation of Revenue

The following table presents our revenues by segment disaggregated by geography (in thousands):

	For the Three Months Ended
	September 30, 2022
	2022	2021
U.S. land
Rentals	$39,673	$25,627
Well Services	9,808	6,638
Total U.S. land	49,481	32,265

U.S. offshore
Rentals	37,829	28,997
Well Services	23,609	22,756
Total U.S. offshore	61,438	51,753

International
Rentals	27,055	21,593
Well Services	84,313	72,972
Total International	111,368	94,565
Total Revenues	$222,287	$178,583

	Successor		Predecessor
	For the Nine Months Ended September 30, 2022	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021
U.S. land
Rentals	$117,426	$57,525	$4,917
Well Services	18,507	15,545	3,379
Total U.S. land	135,933	73,070	8,296

U.S. offshore
Rentals	106,913	76,290	8,196
Well Services	84,499	68,751	7,371
Total U.S. offshore	191,412	145,041	15,567

International
Rentals	72,703	52,087	5,226
Well Services	244,809	180,120	16,839
Total International	317,512	232,207	22,065
Total Revenues	$644,857	$450,318	$45,928

The following table presents our revenues by segment disaggregated by type (in thousands):

	For the Three Months Ended
	September 30, 2022
	2022	2021
Services
Rentals	$15,301	$8,735
Well Services	84,462	76,932
Total Services	99,763	85,667

Rentals
Rentals	77,561	56,743
Well Services	2,612	2,677
Total Rentals	80,173	59,420

Product Sales
Rentals	11,695	10,739
Well Services	30,656	22,757
Total Product Sales	42,351	33,496
Total Revenues	$222,287	$178,583

	Successor		Predecessor
	For the Nine Months Ended September 30, 2022	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021
Services
Rentals	$39,113	$24,591	$2,005
Well Services	252,155	184,542	17,229
Total Services	291,268	209,133	19,234

Rentals
Rentals	216,371	133,231	14,082
Well Services	7,957	10,741	352
Total Rentals	224,328	143,972	14,434

Product Sales
Rentals	41,558	28,080	2,252
Well Services	87,703	69,133	10,008
Total Product Sales	129,261	97,213	12,260
Total Revenues	$644,857	$450,318	$45,928

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount or the earned amount but not yet invoiced and do not bear interest. We maintain our allowance for doubtful accounts at net realizable value. The allowance for doubtful accounts is based on our best estimate of probable uncollectible amounts in existing accounts receivable. We assess individual customers and overall receivables balances to identify amounts that are believed to be uncertain of collection. The aging of the receivable balance as well as economic factors concerning the customer factor into the judgment and estimation of allowances, which often involve significant dollar amounts. Adjustments to the allowance in future periods may be made based on changing customer conditions. Our allowance for doubtful accounts as of September 30, 2022 and December 31, 2021 was approximately $5.3 million and $2.2 million, respectively.

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

	September 30, 2022	December 31, 2021
Finished goods	$36,838	$26,187
Raw materials	9,562	9,753
Work-in-process	5,398	4,253
Supplies and consumables	18,164	20,410
Total	$69,962	$60,603

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

The changes in estimates under a reef-in-place program resulted in a reduction in the carrying value of our decommissioning liability and related note receivable, as well as impacted the carrying value of our oil and gas producing assets. Due to the reduction in both costs and timing, our decommissioning liability was reduced by $53.0 million and the related note receivable was increased by $2.6 million. Additionally, in accordance with ASC 410, the carrying value of our oil and gas producing assets, which included capitalized oil and gas reserves and capitalized asset retirement costs, was reduced by $38.2 million, which represented the net book value of all of our oil and gas assets at the time of the reduction. In connection with these changes, we recognized a gain of approximately $17.4 million, which is included in other (gains) and losses, net in our statement of operations.

The following table presents our decommissioning liability as of the periods indicated:

	September 30, 2022	December 31, 2021
Wells	$83,167	$97,810
Platform	61,614	92,570
Decommissioning Liability	144,781	190,380
Less: Note Receivable	(66,078)	(60,588)
Decommissioning Liability, net of Note Receivable	$78,703	$129,792

Accretion expense for the three and nine months ended September 30, 2022 was $2.0 million and $7.4 million respectively. Accretion expense for the three months ended September 30, 2021, the Successor Period and Predecessor Period was $1.4 million, $3.6 million and $0.5 million, respectively.

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

During the second quarter of 2022, changes in estimates regarding the timing and the cost of decommissioning our oil and gas property under a reef-in-place program resulted in a reduction in the carrying value of our decommissioning liability and related note receivable, as well as impacted the carrying value of our oil and gas producing assets. Due to the reduction in both costs and timing, our decommissioning liability was reduced by $53.0 million and the related note receivable was increased by $2.6 million. Additionally, in accordance with ASC 410-20, the carrying value of our oil and gas producing assets, which included capitalized oil and gas reserves and capitalized asset retirement costs, was reduced by $38.2 million, which represented the net book value of all of our oil and gas assets at the time of the reduction. In connection with these changes, we recognized a gain of approximately $17.4 million, which is included in other (gains) and losses, net in our statement of operations.

Due to the reduction in estimated costs under the reef-in-place program, the gross amount of the seller’s obligation was reduced to $106.9 million as of June 30, 2022. As of September 30, 2022 the carrying value of the note receivable was $66.1 million.

The discount on the note receivable, which is currently based on an effective interest rate of 5.6%, is amortized to interest income over the expected timing of the completion of the decommissioning activities, which are now expected to be completed during the second quarter of 2031. Interest receivable is considered paid in kind and is compounded into the carrying amount of the note.

Non-cash interest income for the three and nine months ended September 30, 2022 was $0.9 million and $2.9 million respectively. Non-cash interest income for the three months ended September 30, 2021, the Successor Period and Predecessor Period was $1.2 million, $3.1 million and $0.4 million, respectively. As the interest income on the note receivable is non-cash, it is included in other reconciling items, net in the condensed consolidated statements of cash flows.

(6) Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is as follows (in thousands):

	September 30, 2022	December 31, 2021
Machinery and equipment	$379,849	$360,353
Buildings, improvements and leasehold improvements	71,965	75,374
Automobiles, trucks, tractors and trailers	6,326	6,450
Furniture and fixtures	19,563	19,668
Construction-in-progress	6,696	6,700
Land	26,796	28,671
Oil and gas producing assets	178	44,700
Total	511,373	541,916
Accumulated depreciation and depletion	(227,467)	(185,642)
Property, plant and equipment, net	$283,906	$356,274

Depreciation and depletion expense associated with our property, plant and equipment for the three and nine months ended September 30, 2022 was $18.2 million and $69.8 million respectively. Depreciation and depletion expense, excluding depreciation and depletion related to assets held for sale, for the three months ended September 30, 2021, the Successor Period and Predecessor Period was $57.7 million, $154.2 million and $7.8 million, respectively.

Gains and losses on disposals of assets are recognized within other (gains) and losses, net in our statement of operations. Prior to emergence from bankruptcy, we recognized gains and losses on the disposal of assets within general and administrative expenses.

Other (gains) and losses, net for the three and nine months ended September 30, 2022 totaled $13.4 million and $30.3 million, respectively and for the three months ended September 30, 2021 and the Successor Period were $1.1 million and $0.7 million, respectively. Gains on the disposal of assets included in other (gains) and losses, net during the three and nine months ended September 30, 2022 were $13.4 million and $12.9 million, respectively and primarily relate to disposals of non-core businesses and assets within our Well Services segment.

During the second quarter of 2022, changes in estimates regarding the timing and the cost of decommissioning our oil and gas property under a reef-in-place program resulted in a reduction in the carrying value of our decommissioning liability and related note receivable, as well as impacted the carrying value of our oil and gas producing assets. In accordance with ASC 410, the carrying value of our oil and gas producing assets, which included capitalized oil and gas reserves and capitalized asset retirement costs, was reduced by $38.2 million, which represented the net book value of all of our oil and gas assets at the time of the reduction. In connection with these changes, we recognized a gain of approximately $17.4 million which is included in other (gains) and losses, net.

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

As of September 30, 2022, our borrowing base, as defined in the Credit Agreement, was approximately $120.0 million, and we had $40.3 million of letters of credit outstanding that reduced the borrowing availability. We had no outstanding borrowings under the Credit Facility as of September 30, 2022.

Unless all loans are paid off and letters of credit outstanding are cash collateralized and the Credit Facility terminated, the Credit Facility requires, subject to permitted exceptions, compliance with various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Facility also requires compliance with a fixed charge coverage ratio of 1.0 to 1.0 if (a) an event of default has occurred and is continuing or (b) availability under the Credit Facility is less than the greater of $20.0 million or 15% of the lesser of the aggregate commitments and the borrowing base. We were in compliance with all required covenants as of September 30, 2022.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Non-qualified deferred compensation assets and liabilities
Other long-term assets, net	$-	$14,873	$-	$14,873
Accrued expenses	-	1,780	-	1,780
Other long-term liabilities	-	15,205	-	15,205

Investment in equity securities	$16,888	$-	$-	$16,888

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Non-qualified deferred compensation assets and liabilities
Other long-term assets, net	$-	$15,896	$-	$15,896
Accrued expenses	-	2,250	-	2,250
Other long-term liabilities	-	19,218	-	19,218

Investment in equity securities	$25,735	$-	$-	$25,735

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

As of September 30, 2022, we held 2.4 million shares of Select common stock. During the three and nine months ended September 30, 2022, we recognized unrealized gains of $0.4 million and $0.9 million, respectively from our investment in equity securities. During the nine months ended September 30, 2022, we disposed of 1.7 million shares of Select for $13.4 million, and we recognized gains totaling $3.6 million, respectively, in connection with these transactions. No shares were disposed of during the three months ended September 30, 2022.

Losses on foreign currencies during the three and nine months ended September 30, 2022 were $7.0 million and $11.9 million, respectively. Losses on foreign currencies for the three months ended September 30, 2021, the Successor Period and the Predecessor Period were $4.5 million, $4.3 million, and $2.1 million respectively. Losses on foreign currencies during the nine months ended September 30, 2022 include an expense of $2.7 million which represents a correction of an immaterial error relating to a period prior to our emergence from bankruptcy. Gains and losses on foreign currencies are primarily related to our operations in Brazil and Argentina.

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

Summarized financial information for our segments is as follows (in thousands):

For the three months ended September 30, 2022		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$104,557	$117,730	$-	$222,287
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	33,638	82,443	-	116,081
Depreciation, depletion, amortization and accretion	12,554	6,900	1,054	20,508
General and administrative expenses	7,020	10,220	14,601	31,841
Restructuring expenses	-	-	1,223	1,223
Other (gains) and losses, net	(4,946)	(8,082)	(369)	(13,397)
Income (loss) from operations	$56,291	$26,249	$(16,509)	$66,031

For the three months ended September 30, 2021		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$76,217	$102,366	$-	$178,583
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	32,638	93,432	-	126,070
Depreciation, depletion, amortization and accretion	41,641	15,615	1,952	59,208
General and administrative expenses	7,184	13,445	13,042	33,671
Restructuring expenses	-	-	4,712	4,712
Other (gains) and losses, net	800	(1,897)	-	(1,097)
Income (loss) from operations	$(6,046)	$(18,229)	$(19,706)	$(43,981)

For the nine months ended September 30, 2022 (Successor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$297,042	$347,815	$-	$644,857
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	101,250	248,179	-	349,429
Depreciation, depletion, amortization and accretion	46,099	28,290	3,550	77,939
General and administrative expenses	20,944	32,823	40,323	94,090
Restructuring expenses	-	-	4,441	4,441
Other (gains) and losses, net	(4,886)	(25,008)	(369)	(30,263)
Income (loss) from operations	$133,635	$63,531	$(47,945)	$149,221

For the Period February 3, 2021 through September 30, 2021 (Successor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$185,902	$264,416	$-	$450,318
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	75,433	221,719	-	297,152
Depreciation, depletion, amortization and accretion	111,781	41,991	4,484	158,256
General and administrative expenses	16,986	35,029	32,402	84,417
Restructuring expenses	-	-	20,533	20,533
Other (gains) and losses, net	1,360	(2,092)	-	(732)
Income (loss) from operations	$(19,658)	$(32,231)	$(57,419)	$(109,308)

For the Period January 1, 2021 through February 2, 2021 (Predecessor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$18,339	$27,589	$-	$45,928
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	7,839	21,934	-	29,773
Depreciation, depletion, amortization and accretion	4,271	3,666	421	8,358
General and administrative expenses	2,027	4,111	4,914	11,052
Restructuring expenses	-	-	1,270	1,270
Income (loss) from operations	$4,202	$(2,122)	$(6,605)	$(4,525)

Identifiable Assets

		Well	Corporate	Consolidated
	Rentals	Services	and Other	Total
September 30, 2022	$526,759	$607,840	$152,616	$1,287,215
December 31, 2021	379,453	636,256	183,799	1,199,508

Geographic Segments

We operate in the U.S. and in various other countries throughout the world. Our international operations are primarily focused in Latin America, Asia-Pacific and the Middle East regions. We attribute revenue to various countries based on the location where services are performed or the destination of the drilling products or equipment sold or rented. Long-lived assets consist of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period.

Our revenue attributed to the U.S. and to other countries and the value of our long-lived assets by those locations are as follows (in thousands):

Revenues

	For the Three Months Ended September 30, 2022
	2022	2021
United States	$110,919	$84,018
Other countries	111,368	94,565
Total	$222,287	$178,583

	Successor		Predecessor
	For the Nine Months Ended September 30, 2022	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021
United States	$327,345	$218,111	$23,863
Other countries	317,512	232,207	22,065
Total	$644,857	$450,318	$45,928

Long-Lived Assets

	September 30, 2022	December 31, 2021
United States	$209,008	$231,388
Other countries	74,898	124,886
Total	$283,906	$356,274

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

On July 18, 2022, the Board and the Compensation Committee approved an RSU award agreement for 79,375 RSUs. The RSUs generally vest in three equal annual installments over a three-year period commencing on the first anniversary of January 20, 2022, subject to terms and conditions set forth in the forms of RSU award agreements.

Additionally, on July 18, 2022, the Board and the Compensation Committee approved accelerated vesting with respect to 15,642 outstanding restricted shares of our Class B common stock granted by us on June 1, 2021.

During the three and nine months ended September 30, 2022, we recognized $2.0 million and $3.5 million, respectively, in compensation expense associated with grants of restricted stock awards and RSUs. During the nine months ended September 30, 2021 and the Successor Period, we recognized $2.3 million and $2.1 million, respectively, in compensation cost associated with grants of restricted stock and RSUs.

As a result of the consummation of the Plan, restricted stock units issued prior to the Emergence Date were cancelled for zero consideration. We recognized $0.9 million in compensation costs during the Predecessor Period prior to cancellation of the pre-Emergence outstanding restricted stock units.

(12) Income Taxes

The effective tax rate for the three and nine months ended September 30, 2022 was 22.5% and 22.0%, respectively, on income from continuing operations. The effective tax rate is different from the U.S. federal statutory rate of 21.0% primarily from non-deductible items, foreign tax rates that differ from the U.S. federal statutory rate, the release of valuation allowance primarily based on current period income in certain jurisdictions and foreign losses for which no tax benefit is being recorded.

In recording deferred income tax assets, we consider whether it is more likely than not some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income of the appropriate character during the periods in which those deferred income tax assets would be deductible. Our annualized effective tax rate for the nine months ended September 30, 2022 includes a tax benefit of $18.5 million related to the release of a valuation allowance previously recorded against U.S. foreign tax credit and general business credit carryforwards. We previously considered these credit carryforwards to be unrealizable primarily due to our cumulative history of losses in the U.S. in recent years and tax attribute utilization limits under Section 382 resulting from bankruptcy. This was significant negative evidence that outweighed positive evidence from forecasts of future taxable income. However, based on recognized built in gains that have increased our limit under Section 382, year to date income in the U.S., and certain attributes promoting use of the foreign tax credit carryovers, when combined with our view on the remaining 2022 outlook, we determined there is now significant positive evidence for our ability to utilize available U.S. foreign tax credit carryforwards and general business credits in 2022. The amount of valuation allowance released in the U.S. recognizes foreign tax credit deferred tax assets that we estimate will offset U.S. taxes payable in 2022. After the valuation allowance release, we have $38.2 million of U.S. foreign tax credit deferred tax assets that continue to have a valuation allowance against them. We will continue to evaluate the realizability of our U.S. foreign tax credit carryforwards and may have additional valuation allowance releases in future periods if we achieve positive cumulative U.S. income results of appropriate character and timing to do so.

On August 16, 2022, the Inflation Reduction Act (the IRA) was signed into law in the U.S. Among other changes, the IRA introduced a corporate minimum tax on certain corporations with average adjusted financial statement income over a three-tax year period in excess of $1.0 billion and an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022 and several tax incentives to promote clean energy. Based on our current analysis and pending future guidance to be issued by Treasury, we do not believe these provisions will have a material impact on our consolidated financial statements.

The effective tax rate for the three months ended September 30, 2021, the Successor Period and the Predecessor Period was 19.2%, 13.6% and 18.2%, respectively, on income from continuing operations. The tax rate during the three months ended September 30, 2021 and the Successor Period is different from the U.S. federal statutory rate of 21.0% primarily from non-deductible items and foreign losses for which no tax benefit is being recorded. The tax rate in the Predecessor Period is different from the U.S. federal statutory rate of 21.0% primarily due the adoption of fresh start accounting during the period.

We had $15.2 million and $15.0 million of unrecognized tax benefits as of September 30, 2022 and December 31, 2021, respectively, all of which would impact our effective tax rate if recognized except for $1.6 million offset in deferred income taxes. It is reasonably possible $11.4 million of unrecognized tax benefits could be settled in the next twelve months due to the conclusion of tax audits or statutes of limitations expiration. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

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

The following table presents the reconciliation between the weighted average number of shares for basic and diluted earnings per share.

	Successor				Predecessor
	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021
Weighted-average shares outstanding - basic	20,024	19,999	20,016	19,997	14,845
Potentially dilutive stock awards and units	66	-	58	-	60
Weighted-average shares outstanding - diluted	20,090	19,999	20,074	19,997	14,905

(14) Contingencies

Due to the nature of our business, we are involved, from time to time, in various routine litigation or subject to disputes or claims or actions, including those commercial in nature, regarding our business activities in the ordinary course of business. Legal costs related to these matters are expensed as incurred. Adjustments for legal costs and reserves are included as a component of cost of revenues in our consolidated statement of operations. Management is of the opinion that none of the claims and actions will have a material adverse impact on our financial position, results of operations or cash flows. Commencement of the Chapter 11 Cases automatically stayed certain proceedings and actions, and these cases have continued after the Emergence Date.

A subsidiary of ours is involved in legal proceedings with two former employees regarding the payment of royalties for a patentable product paid for by the subsidiary and developed while they worked for the subsidiary. Those former employees have filed two lawsuits in the Harris County District Court, in which the former employees allege that the royalty payments they had invoiced at 25% and for which they received payments in the invoiced amounts since 2010, instead should have been paid at a rate of 50%. The first lawsuit (the “First Case”), filed in May 2018, sought to recover alleged unpaid royalties from May 2014 through May 2019. The second lawsuit (the “Second Case”) was filed in the same district court against the same subsidiary of ours, brought the same claims, and sought damages post-judgment from the First Case until the discontinuation of the leasing of the product at issue by the subsidiary at the end of 2019.

In both lawsuits, the district court ruled against our subsidiary and entered final judgments, which we fully secured with a bond. We strongly disagreed with the result and believed the district court committed several legal errors that should be corrected by reversal of the judgments. Accordingly, we pursued separate appeals in the Fourteenth Court of Appeals.

In August 2022, in the appeal from the First Case, the Fourteenth Court of Appeals ruled in favor of our subsidiary on the plaintiffs’ claims for a combined 50% royalty. The Court of Appeals ruled that because the plaintiffs invoiced our subsidiary for a combined 25% royalty and accepted payments in that amount every month since 2010, the plaintiffs forever waived any claim to any royalties in any amount other than a combined 25% royalty, net of expenses. The Court of Appeals reversed the judgment in the First Case and remanded to the trial court to assess damages, if any, owed for royalties between January 2018 and May 2019.

The appeal from the judgment in the Second Case was abated by the Fourteenth Court of Appeals pending the resolution of the appeal in the First Case.

On October 7, 2022, our subsidiary reached a confidential settlement with the plaintiffs to resolve any and all disputes between them. At the request of both parties in the appeals from both the First Case and the Second Case, the Fourteenth Court of Appeals has reversed the respective judgments entered by the district court. Our subsidiary is in the process of filing appropriate motions in the district court to enter take-nothing judgments and to release the supersedeas bonds filed by our subsidiary in both cases.

Our Indian subsidiary, SES Energy Services India Pvt. Ltd, entered into a contract with an Indian oil and gas company to provide an offshore vessel for well stimulation. A dispute arose over the performability of the terms of the contract. The contract was terminated by the customer. The maximum liability under the contract is capped at approximately $7.3 million, of which approximately $3.5 million has been claimed via revocation of performance bank guarantees.

In October 2022, we had a hearing before the Washington State Board of Tax Appeals (the “Tax Board”) in relation to a dispute arising in April 2019 pertaining to a use tax assessment from 2016 as a result of the construction of a vessel by one of our subsidiaries. As of September 30, 2022, the assessment, including interest and penalties, totaled $26.8 million. While we are confident that the assessment is legally insupportable, if the Tax Board upholds the assessment we will be responsible for payment of the full assessment within thirty days of the decision. Although we are unable to estimate the probability of the outcome of this matter or the range of reasonably possible loss, if any, we have reserved an amount we believe to be adequate to cover any final assessment levied by the state.

(15) Discontinued Operations

The following table summarizes the components of discontinued operations, net of tax (in thousands):

	For the Three Months Ended September 30, 2022
	2022	2021
Revenues	$-	$16,985
Cost of services	-	17,543
Depreciation, depletion, amortization and accretion	-	146
General and administrative expenses	289	2,379
Other (gains) and losses, net	(303)	3,815
Loss from operations	14	(6,898)
Other income (expense)	-	238
Loss from discontinued operations before tax	14	(6,660)
Income tax benefit (expense)	3	1,499
Income (loss) from discontinued operations, net of income tax	$17	$(5,161)

	Successor		Predecessor
	For the Nine Months Ended September 30, 2022	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021
Revenues	$-	$85,351	$10,719
Cost of services	-	77,936	10,398
Depreciation, depletion, amortization and accretion	-	31,502	2,141
General and administrative expenses	5,742	8,597	1,119
Other (gains) and losses, net	(5,496)	11,333	-
Loss from operations	(246)	(44,017)	(2,939)
Other income (expense)	-	188	2,485
Loss from discontinued operations before tax	(246)	(43,829)	(454)
Income tax benefit (expense)	58	9,862	102
Income (loss) from discontinued operations, net of income tax	$(188)	$(33,967)	$(352)

The following summarizes the assets and liabilities related to discontinued operations (in thousands):

	September 30, 2022	December 31, 2021
Assets:
Accounts receivable, net	$2,111	$7,469
Property, plant and equipment, net	16,042	29,328
Other assets	161	731
Total assets held for sale	$18,314	$37,528

Liabilities:
Accounts payable	$134	$652
Accrued expenses	3,309	4,268
Other liabilities	223	687
Total liabilities held for sale	$3,666	$5,607

Significant operating non-cash items and cash flows from investing activities for our discontinued operations were as follows (in thousands):

	Successor		Predecessor
	For the Nine Months Ended September 30, 2022	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021
Cash flows from discontinued operating activities:
(Gain)/loss on sale of assets	$-	$-	$(43)
Other (gains) and losses, net	(5,496)	11,333	-
Depreciation, depletion, amortization and accretion	-	31,502	2,141
Cash flows from discontinued investing activities:
Proceeds from sales of assets	18,782	53,225	486

(16) Supplemental Cash Flow Information

The table below is a reconciliation of cash, cash equivalents and restricted cash for the beginning and the end of the period for all periods presented:

	Successor		Predecessor
	For the Nine Months Ended September 30, 2022	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021
Cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$314,974	$172,768	$188,006
Restricted cash-current	-	16,751	-
Restricted cash-non-current	79,561	80,179	80,178
Cash, cash equivalents, and restricted cash, beginning of period	$394,535	$269,698	$268,184

Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$453,682	$258,024	$172,768
Restricted cash-current	-	-	16,751
Restricted cash-non-current	79,757	79,560	80,179
Cash, cash equivalents, and restricted cash, end of period	$533,439	$337,584	$269,698

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

(18) Subsequent Events

On October 7, 2022, our subsidiary reached a confidential settlement with the plaintiffs to resolve any and all disputes between them. At the request of both parties in the appeals from both the First Case and the Second Case, the Fourteenth Court of Appeals has reversed the respective judgments entered by the district court. Our subsidiary is in the process of filing appropriate motions in the district court to enter take-nothing judgments and to release the supersedeas bonds filed by our subsidiary in both cases.

In October 2022, we had a hearing before the Washington State Board of Tax Appeals (the “Tax Board”) in relation to a dispute arising in April 2019 pertaining to a use tax assessment from 2016 as a result of the construction of a vessel by one of our subsidiaries. As of September 30, 2022, the assessment, including interest and penalties, totaled $26.8 million. While we are confident that the assessment is legally insupportable, if the Tax Board upholds the assessment we will be responsible for payment of the full assessment within thirty days of the decision. Although we are unable to estimate the probability of the outcome of this matter or the range of reasonably possible loss, if any, we have reserved an amount we believe to be adequate to cover any final assessment levied by the state.

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

	Three months ended			Nine months ended
	September 30,	June 30,		September 30,
	2022	2022	% Change	2022	2021	% Change
Worldwide Rig Count (1)
U.S.:
Land	745	704	5.8%	692	437	58.4%
Offshore	16	15	6.7%	15	13	15.4%
Total	761	719	5.8%	707	450	57.1%
International (2)	857	816	5.0%	832	735	13.2%
Worldwide Total	1,618	1,535	5.4%	1,539	1,185	29.9%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$93.06	$108.83	(14.5%)	$98.96	$65.05	52.1%
Natural Gas (Henry Hub)	$7.99	$7.48	6.8%	$6.71	$3.62	85.4%

(1)
Estimate of drilling activity as measure by the average active drilling rigs based on Baker Hughes Co. rig count information
(2)
Excludes Canadian rig count

Comparison of the Results of Operations for the Three Months Ended September 30, 2022 and June 30, 2022

We reported net income from continuing operations for the three months ended September 30, 2022 (the “Current Quarter”) of $48.5 million on revenue of $222.3 million. This compares to a net income from continuing operations for the three months ended June 30, 2022 (the “Prior Quarter”) of $43.6 million on revenues of $224.6 million. Net income from continuing operations for the Current Quarter includes net gains of $13.4 million from the disposal of assets and $6.8 million of expense primarily related to foreign currency losses during the quarter. Net income from continuing operations for the Prior Quarter includes a $17.4 million gain from revisions to estimates related to our decommissioning liability and $13.5 million of expense primarily related to foreign currency losses during the quarter totaling $10.5 million and both realized and unrealized losses, net of $4.1 million on our investment in equity securities of Select Energy Services, Inc (“Select”).

	Three months ended		Change
	September 30,	June 30,
	2022	2022	$	%
Revenues:
Rentals	$104,557	$103,729	$828	0.8%
Well Services	117,730	120,911	(3,181)	(2.6%)
Total revenues	222,287	224,640	(2,353)
Cost of revenues:
Rentals	33,638	35,860	(2,222)	(6.2%)
Well Services	82,443	85,108	(2,665)	(3.1%)
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	116,081	120,968	(4,887)
Depreciation, depletion, amortization and accretion	20,508	23,346	(2,838)	(12.2%)
General and administrative expenses	31,841	30,231	1,610	5.3%
Restructuring expenses	1,223	1,663	(440)	(26.5%)
Other (gains) and losses, net	(13,397)	(18,013)	4,616	**
Income (loss) from operations	66,031	66,445	(414)
Other income (expense):
Interest income, net	3,373	1,459	1,914	131.2%
Other income (expense)	(6,838)	(13,471)	6,633	**
Income (loss) from continuing operations before income taxes	62,566	54,433	8,133
Income tax (expense) benefit	(14,058)	(10,871)	(3,187)	29.3%
Net income (loss) from continuing operations	48,508	43,562	4,946
Income (loss) from discontinued operations, net of income tax	17	(1,944)	1,961	(100.9%)
Net income (loss)	$48,525	$41,618	$6,907

** Not a meaningful percentage

Revenues and Cost of Revenues

Revenues from our Rentals segment increased $0.8 million, or 0.8%, in the Current Quarter as compared to the Prior Quarter. Cost of revenues decreased $2.2 million, or 6.2%, in the Current Quarter as compared to the Prior Quarter. Increase in utilization contributed to a slight increase in gross margin which was 67.8% for the Current Quarter as compared to 65.4% in the Prior Quarter.

Revenues from our Well Services segment decreased $3.2 million, or 2.6%, in the Current Quarter as compared to the Prior Quarter. Cost of revenues decreased $2.7 million, or 3.1%, in the Current Quarter as compared to the Prior Quarter. Gross margin for the Current Quarter increased to 30.0% as compared to 29.6% for the Prior Quarter due to changes in revenue mix in our completions applications, increases in service revenues with higher margins and a reduction in pass through and mobilization projects with lower margins. Additionally, the strategic shift of our more labor-intensive service businesses to U.S. offshore and international operations reduces our exposure to the most significant wage inflation pressures in this segment given our lower U.S. land headcount.

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

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense for the Current Quarter decreased $2.8 million, or 12.2%, as compared to the Prior Quarter. Depreciation expense is impacted by the valuation process under fresh start accounting, where certain fully depreciated assets were assigned a new estimated fair value and a new remaining useful life of less than 36 months. Depreciation, depletion, amortization and accretion expense for 2022 is expected to be approximately $102.8 million as compared to $228.2 million for the full year 2021.

General and Administrative Expenses

General and administrative expenses for the Current Quarter increased $1.6 million, or 5.3%, as compared to the Prior Quarter. The increase is primarily related to an increase in professional fees for accounting and consulting services, partially offset by a decrease in employee related costs, including benefits and incentive compensation.

Other (gains) and losses, net

Other (gains) and losses, net for the Current Quarter were $13.4 million compared to $18.0 million for the Prior Quarter. Other (gains) and losses, net primarily relate to charges recorded as part of our strategic disposal of low margin assets in line with our efforts to reconfigure our organization both operationally and financially (the “Transformation Project”) and includes gains/losses on the disposal of assets, as well as impairments, if any, related to long-lived assets. Other (gains) and losses, net for the Current Quarter include net gains of $13.4 million primarily related to disposals of non-core businesses and assets within our Well Services segment. Other (gains) and losses, net for the Prior Quarter includes a gain of $17.4 million from revisions in estimates related to our decommissioning liability.

Interest Income, Net

Interest income, net for the Current Quarter was $3.4 million compared to $1.5 million for the Prior Quarter. The increase in interest income was driven by interest derived on overnight money market accounts primarily in Argentina and the United States.

Other Income (Expense)

Other income (expense) primarily relate to re-measurement gains and losses associated with our foreign currencies and realized and unrealized gains and losses on our investment in equity securities.

Losses on foreign currencies during the Current Quarter were $7.0 million and primarily related to our operations in Brazil and Argentina. Losses on foreign currencies during the Prior Quarter were $10.5 million primarily related to our operations in Brazil. Losses on foreign currencies during the Prior Quarter include an expense of $2.7 million which represents a correction of an immaterial error relating to a period prior to our emergence from bankruptcy.

Unrealized gains on our investment in equity securities for the Current Quarter were $0.4 million. Unrealized gains on our investment in equity securities for the Prior Quarter were $5.9 million. During the Current Quarter, we did not dispose of any shares. During the Prior Quarter, we disposed of 0.7 million shares for $6.0 million, and recognized gains totaling $1.9 million in connection with these transactions.

Income Taxes

The effective tax rate for the Current Quarter and Prior Quarter was 22.5% and 20.0%, respectively, on income from continuing operations. The effective tax rate for the Current Quarter is different from the U.S. federal statutory rate of 21.0% primarily from non-deductible items, foreign tax rates that differ from the U.S. federal statutory rate, the release of valuation allowance based on current period income in certain jurisdictions and foreign losses for which no tax benefit is being recorded. The tax rate for the Prior Quarter is different from the U.S. federal statutory rate of 21.0% primarily from non-deductible items and foreign losses for which no tax benefit was recorded.

Unrecognized tax benefit as of the Current Quarter and Prior Quarter was $15.2 million and $15.7 million, respectively, all of which would impact our effective tax rate if recognized except for $1.6 million offset in deferred income taxes. It is reasonably possible $11.4 million of unrecognized tax benefits could be settled in the next twelve months due to the conclusion of tax audits or statutes of limitations expiration. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2022 and 2021

The period from February 3, 2021 through September 30, 2021 (the “Successor Period”) and the period from January 1, 2021 through February 2, 2021 (the “Predecessor Period”) are distinct reporting periods as a result of our emergence from bankruptcy. References in these results of operations to changes in comparison to the nine months ended September 30, 2022 (the “Current Period)” combine the Successor Period and Predecessor Period results for the nine months ended September 30, 2021 (the “Combined Period”) in order to provide some comparability of such information. While this combined presentation is not presented according to generally accepted accounting principles in the United States of America (“GAAP”) and no comparable GAAP measures are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons to the Current Period as reviewing the Successor Period results in isolation would not be useful in identifying trends in or reaching conclusions regarding our overall operating performance.

We reported net income from continuing operations for the Current Period of $116.1 million on revenue of $644.9 million. This compares to net income from continuing operations for the Combined Period of $170.3 million on revenues of $496.2 million.

	Successor		Predecessor	Non-GAAP	Change
	For the Nine Months Ended September 30, 2022	For the Period February 3, 2021 through September 30, 2021	For the Period January 1, 2021 through February 2, 2021	For the Combined Nine Months Ended September 30, 2021	$	%
Revenues:
Rentals	$297,042	$185,902	$18,339	$204,241	$92,801	45.4%
Well Services	347,815	264,416	27,589	292,005	55,810	19.1%
Total revenues	644,857	450,318	45,928	496,246	148,611
Cost of revenues:
Rentals	101,250	75,433	7,839	83,272	17,978	21.6%
Well Services	248,179	221,719	21,934	243,653	4,526	1.9%
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	349,429	297,152	29,773	326,925	22,504
Depreciation, depletion, amortization and accretion	77,939	158,256	8,358	166,614	(88,675)	(53.2%)
General and administrative expenses	94,090	84,417	11,052	95,469	(1,379)	(1.4%)
Restructuring expenses	4,441	20,533	1,270	21,803	(17,362)	(79.6%)
Other (gains) and losses, net	(30,263)	(732)	-	(732)	(29,531)	**
Income (loss) from operations	149,221	(109,308)	(4,525)	(113,833)	263,054
Other income (expense):
Interest income, net	6,011	1,394	202	1,596	4,415	276.6%
Reorganization items, net	-	-	335,560	335,560	(335,560)	(100.0%)
Other income (expense)	(6,362)	(6,499)	(2,105)	(8,604)	2,242	**
Income (loss) from continuing operations before income taxes	148,870	(114,413)	329,132	214,719	(65,849)
Income tax (expense) benefit	(32,813)	15,550	(60,003)	(44,453)	11,640	(26.2%)
Net income (loss) from continuing operations	116,057	(98,863)	269,129	170,266	(54,209)
Income (loss) from discontinued operations, net of income tax	(188)	(33,967)	(352)	(34,319)	34,131	(99.5%)
Net income (loss)	$115,869	$(132,830)	$268,777	$135,947	$(20,078)

** Not a meaningful percentage

Revenues and Cost of Revenues

Revenues from our Rentals segment increased $92.8 million, or 45.4%, in the Current Period as compared to the Combined Period. Cost of revenues increased $18.0 million, or 21.6%, in the Current Period as compared to the Combined Period. This increase was due to an increase in both average rig count and commodity prices when compared to the Combined Period. During the Current Period, we experienced increases in utilization and pricing of both premium drill pipe and bottom hole assembly accessories, which contributed to an increase in gross margin which was 65.9% for the Current Period as compared to 59.2% in the Combined Period.

Revenues from our Well Services segment increased $55.8 million, or 19.1%, in the Current Period as compared to the Combined Period. Cost of revenues increased $4.5 million, or 1.9%, in the Current Period as compared to the Combined Period. Gross margin for the Current Period increased to 28.6% as compared to 16.6% for the Combined Period due to changes in revenue mix in our completions applications, increases in service revenues with higher margins and a reduction in pass through and mobilization projects with lower margins. Additionally, the strategic shift of our more labor-intensive service businesses to U.S. offshore and international operations reduces our exposure to the most significant wage inflation pressures in this segment given our lower U.S. land headcount.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense for the Current Period decreased $88.7 million, or 53.2%, as compared to the Combined Period. Depreciation expense is impacted by the valuation process under fresh start accounting, where certain fully depreciated assets were assigned a new estimated fair value and a new remaining useful life of less than 36 months. Depreciation, depletion, amortization and accretion expense for 2022 is expected to be approximately $102.8 million as compared to $228.2 million for the full year 2021.

Restructuring Expenses

Restructuring expenses for the Current Period decreased of $17.4 million, or 79.6%, as compared to the Combined Period, and primarily relate to costs associated with the Transformation Project.

Other (gains) and losses, net

Other (gains) and losses, net for the Current Period were $30.3 million compared to $0.7 million in the Combined Period. Other (gains) and losses, net primarily relate to charges recorded as part of our strategic disposal of low margin assets in line with our Transformation Project and includes gains/losses on the disposal of assets, as well as impairments, if any, related to long-lived assets. Other (gains) and losses, net for the Current Period include net gains of $12.9 million primarily related to disposals of non-core businesses and assets within our Well Services segment and a gain of $17.4 million from revisions in estimates related to our decommissioning liability.

Interest Income, Net

Interest income, net for the Current Period was $6.0 million compared to $1.6 million for the Combined Period. The increase in interest income was driven by interest derived on overnight money market accounts primarily in Argentina and the United States.

Other Income (Expense)

Losses on foreign currencies during the Current Period and Combined Period were $11.9 million and $6.4 million, respectively. Losses on foreign currencies during the Current Period include an expense of $2.7 million which represents a correction of an immaterial error relating to a period prior to our emergence from bankruptcy. Realized and unrealized gains on our investment in equity securities for the Current Period were $4.5 million. During the Current Period, we disposed of 1.7 million shares for $13.4 million.

Income Taxes

The effective tax rate for the Current Period and Combined Period was 22.0% and 20.7%, respectively, on income from continuing operations. The effective tax rate for the Current Period is different from the U.S. federal statutory rate of 21.0% primarily from non-deductible items, foreign tax rates that differ from the U.S. federal statutory rate, the release of valuation allowance based on current period income in certain jurisdictions and foreign losses for which no tax benefit is being recorded. The tax rate for the Combined Period is different from the U.S. federal statutory rate of 21.0% primarily from non-deductible items, foreign losses for which no tax benefit was recorded and the adoption of fresh start accounting during the period.

Unrecognized tax benefit as of September 30, 2022 was $15.2 million, all of which would impact our effective tax rate if recognized except for $1.6 million offset in deferred income taxes. It is reasonably possible $11.4 million of unrecognized tax benefits could be settled in the next twelve months due to the conclusion of tax audits or statutes of limitations expiration. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

Liquidity and Capital Resources

Cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Certain sources and uses of cash, such as our level of discretionary capital expenditures and divestitures of non-core assets, are within our control and are adjusted as necessary based on market conditions.

Financial Condition and Liquidity

Our primary sources of liquidity have been cash and cash equivalents, cash generated from our operations and from asset sales, and availability under our Credit Facility. As of September 30, 2022, we had cash, cash equivalents and restricted cash of $533.4 million. During the nine months ended September 30, 2022 net cash provided by operating activities was $122.0 million, and we received $59.8 million in cash proceeds from the sale of assets and equity securities in which we are invested. The primary uses of liquidity are to provide support for operating activities, restructuring activities and capital expenditures. We spent $42.9 million of cash on capital expenditures during the nine months ended September 30, 2022.

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

Distributions to Shareholders

The Board has continued to evaluate strategic alternatives in the third quarter. We now expect to pay a distribution to shareholders in the fourth quarter of 2022.

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

As of September 30, 2022, our borrowing base, as defined in the Credit Agreement, was approximately $120.0 million and we had $40.3 million of letters of credit outstanding that reduced the borrowing availability. We had no outstanding borrowings under the Credit Facility as of September 30, 2022.

Unless all loans are paid off and letters of credit outstanding are cash collateralized and the Credit Facility terminated, the Credit Facility requires, subject to permitted exceptions, compliance with various covenants, including, but not limited to, limitations on the incurrence of indebtedness, permitted investments, liens on assets, making distributions, transactions with affiliates, mergers, consolidations, dispositions of assets and other provisions customary in similar types of agreements. The Credit Facility also requires compliance with a fixed charge coverage ratio of 1.0 to 1.0 if (a) an event of default has occurred and is continuing or (b) availability under the Credit Facility is less than the greater of $20.0 million or 15% of the lesser of the aggregate commitments and the borrowing base. We were in compliance with all required covenants as of September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with foreign currency fluctuations and changes in interest rates. As of September 30, 2022, we did not hold financial instruments for trading purposes.

Foreign Currency Exchange Rates Risk

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe it is prudent, we may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading purposes, and at September 30, 2022, we did not have any outstanding foreign currency forward contracts.

Interest Rate Risk

We are exposed to changes in interest rates on borrowings under our Credit Facility. Any borrowings under the Credit Facility will bear interest, at our option, at either an adjusted LIBOR rate plus an applicable margin ranging from 3.00% to 3.50% per annum, or an alternate base rate plus an applicable margin ranging from 2.00% to 2.50% per annum, in each case on the basis of the consolidated fixed charge coverage ratio. In addition, we are required to pay (i) a letter of credit fee, (ii) to the issuing lender of each letter of credit, a fronting fee and (iii) commitment fees. Upon the cessation of LIBOR, the Credit Facility provides for the use of alternative benchmark rates for the determination of the borrowing rate, and the cessation of LIBOR will not have a material impact on us. However, as of September 30, 2022, we had no outstanding borrowings under the Credit Facility.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, the disclosure controls and procedures provide reasonable assurance that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of September 30, 2022 were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal actions incidental to our business. However, based on current circumstances, we do not believe that the ultimate resolution of these proceedings after considering available defenses and any insurance coverage or indemnification rights will have a material adverse effect on our financial position, results of operations or cash flows. See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes – Note 14 – Contingencies.”

Item 1A. Risk Factors

As of September 30, 2022, there have been no material changes in risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by our quarterly reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There has been no share repurchase activity during the three months ended September 30, 2022.

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

SUPERIOR ENERGY SERVICES, INC.

(Registrant)

Date:	November 2, 2022	By:	/s/ Brian K. Moore
Brian K. Moore
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ James W. Spexarth
James W. Spexarth
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

`