Form 10-K
period 2022-12-31
SUPERIOR ENERGY SERVICES INC
filed 2023-03-15
CIK 886835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no market for the registrant’s securities.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant's Class A common stock outstanding on March 1, 2023 was 19,998,695

The number of shares of the registrant's Class B common stock outstanding on March 1, 2023 was 152,030

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

PART I

Item 1. Business

General

Superior Energy Services is a global oilfield products and services company with a portfolio of premier rental and well servicing brands providing customers with robust inventory, expedient delivery, engineered solutions and expert consultative service — all aligned with enterprise-wide Shared Core Values for safe, sustainable operations, corporate citizenship and a commitment to free cash flow generation and value creation.

From drilling equipment rentals to oilfield services, our portfolio of global companies provides highly specialized solutions for maintaining safety, efficiency, profitability, and ESG compliance.

Products and Services

Combining financial discipline with corporate services expertise, Superior maintains a strategy focused on businesses critical to our customers' success. We support our portfolio of brands with the necessary resources and leadership so they can add value to our customers’ operations with an emphasis on quality, safety, and sustainability.

Rentals

Our rentals services brands offer value-added products and services to meet a wide range of project needs. With a long history of delivering maximum value, these brands help customers and vendor partners achieve safety, efficiency and sustainability goals. Our rental segment operates with low labor intensity and a substantial catalog of product offerings.

The products and service offerings of Rentals are;

•
Engineering and design services;
•
Rental of premium downhole tubulars, drill pipe and handling accessories;
•
manufacturing and rental of bottom hole assembly accessories;
•
rentals of offshore accommodation units.

Well Services

Our Well Services brands provide specialized solutions for drilling, production, completion and decommissioning. They have a proven track record of meeting operators’ expectations and delivering the products and expertise success demands. Among our customers and vendor partners, these brands have a history of strong, collaborative relationships.

The products and service offerings of Well Services are

•
Risk management, well control and training solutions;
•
Hydraulic workover and snubbing services;
•
Engineering and manufacturing of premium completion tools;
•
Cementing, wireline, and coil tubing services with operations in Latin America and Kuwait.

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

As used herein, “Superior,” “we,” “us,” “our” and similar terms refer to (i) prior to the Emergence Date, SESI Holdings, Inc. (formerly known as Superior Energy Services, Inc.) (“Predecessor”) and its subsidiaries and (ii) after the Emergence Date, Superior Energy Services, Inc. (formerly known as Superior Newco, Inc.) and its subsidiaries (“Successor”). Additionally, the use the following terms refer to our operations:

"Predecessor Period"	January 1, 2021 through February 2, 2021
"Successor Period"	February 3, 2021 through December 31, 2021

Customers

Our customers are major and independent oil and gas companies that are active in the geographic areas in which we operate. There were no customers that exceeded 10% of our total revenues in 2022, 2021 or 2020. A reduction in sales to any of our existing large customers could have a material adverse effect on our business and operations.

Competition

We provide products and services worldwide in highly competitive markets, with competitors comprised of both small or regionally focused companies in our Rentals segment, and large or international companies in our Well services segment. Our revenues and earnings can be affected by several factors, including but not limited to changes in competition, fluctuations in drilling and completion activity, perceptions of future prices of oil and gas, government regulation, disruptions caused by factors such as weather, pandemics, and geopolitics, and general economic conditions. We believe that the principal competitive factors are price, performance, product and service quality, safety, response time and breadth of products and services.

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

Numerous federal, state and local governmental agencies, such as the U.S. Environmental Protection Agency (the “EPA”), issue laws and regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before commencing operations, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with our operations, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from our operations or related to our owned or operated facilities. Liability under such laws and regulations is often strict (i.e., no showing of “fault” is required) and can be joint and several. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as the oil and natural gas industry and infrastructure industry in general. We have not experienced any material adverse effect from compliance with these environmental requirements. This trend, however, may not continue in the future.

Climate Change

In recent years, federal, state and local governments have taken steps to reduce emissions of carbon dioxide, methane and other greenhouse gases, collectively referred to as greenhouse gasses (“GHGs”). For example, the Inflation Reduction Act of 2022 (“IRA”) includes billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. These incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas and consequently adversely affect the business of our customers thereby reducing demand for our services. In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. Specifically, the IRA amends the Clean Air Act to impose a fee on the emission of methane that exceeds an applicable waste emissions threshold from sources required to report their GHG emissions to the EPA, including sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025 and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA.

The EPA has also finalized a series of GHG monitoring, reporting and emissions control rules for the oil and natural gas industry, and almost half of the states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs. Also, states have imposed increasingly stringent requirements related to the venting or flaring of gas during oil and gas operations. While we are subject to certain federal GHG monitoring and reporting requirements, our operations currently are not adversely impacted by existing federal, state and local climate change initiatives.

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an executive order on January 20, 2021 to rejoin the Paris Agreement, which went into effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50 to 52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties in Glasgow, Scotland, the United

States and other world leaders made further commitments to reduce greenhouse gas emission, including reducing global methane emissions by at least 30% by 2030. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international commitments.

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

Human Capital

As of December 31, 2022, we had approximately 2,200 employees. Our employees in Argentina are subject to union contracts which represents approximately 22.0% of our total employee base. We believe that we have good relationships with our employees. We strive to employ a dynamic workforce to complement our core values. Our hiring policy forbids the discrimination in employment on the basis of age, culture, gender, national origin, sexual orientation, physical appearance, race or religion. We are an inclusive company with people of various backgrounds, experience, culture, styles and talents. We are committed to the health, safety and wellness of our employees, and we pride ourselves on workplace safety. We track and maintain several key safety metrics, which senior management reviews periodically and are included in the determination of their compensation and we evaluate management on their ability to provide safe working conditions on job sites and to create a safety culture.

Facilities

We own or lease a large number of facilities in the U.S. and in various other countries throughout the world. Our international operations are primarily focused in Latin America, Asia-Pacific and the Middle East/North Africa regions. As of December 31, 2022, we owned 9 properties classified as held for sale.

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

Item 1A. Risk Factors

The following information should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of this Annual Report on Form 10-K, the consolidated financial statements and related notes contained in Part II, Item 8 of this Annual Report on Form 10-K and the matters contained under the caption “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

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

As discussed below (see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), we emerged from bankruptcy on the Emergence Date. It is possible that having filed for bankruptcy could adversely affect our business and relationships with customers, vendors, employees, service providers and suppliers. Due to uncertainties, many risks exist, including the following:

•
vendors or other contract counterparties could terminate their relationship or require financial assurances or enhanced performance;
•
the ability to renew existing contracts and compete for new business may be adversely affected;
•
the ability to attract, motivate and/or retain key executives and employees may be adversely affected;
•
employees may be more easily attracted to other employment opportunities; and
•
competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

Because of the residual risks and uncertainties associated with the Chapter 11 Cases, the ultimate impact that events that occurred during, or that may occur subsequent to, these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. While we believe the passage of time will reduce these risks, we cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward.

Risks Related to Our Business

Our business depends on conditions in the oil and gas industry, especially oil and natural gas prices and capital expenditures by oil and gas companies.

Our business depends on the level of oil and natural gas exploration, development and production activity of, and the corresponding capital spending by, oil and gas companies worldwide. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and difficult to predict and are likely to continue to be volatile. Oil and natural gas prices are subject to large fluctuations in response to relatively minor changes in supply and demand, economic growth trends, market uncertainty and a variety of other factors beyond our control. Price volatility continued throughout part of 2022, primarily due to the impact of Russia's invasion of Ukraine and the macroeconomic effects resulting from the related sanctions. In addition, oil prices are particularly sensitive to actual and perceived threats to global political stability and to changes in production from OPEC+ member states. The ongoing conflict, and the continuation of, or any increase in, the conflict between Russia and Ukraine, has led and may continue to lead to an increase in the volatility of global oil and gas prices, which could have a corresponding negative impact on the capital expenditure of oil and gas companies as a result of the higher perceived risk. In addition, the imposition of comprehensive sanctions against Russia (including in relation to the Russian energy sector) as well as the announcement of prohibitions on Russian oil and gas imports by certain members of the European Union, the United Kingdom, the United States, and certain other countries, as of March 2022, including additional countries that may enforce prohibitions of a similar nature in the future, has led to and is expected to continue to lead to an increase in the price of global oil and gas prices. Lower oil and natural gas prices generally lead to decreased spending by our customers, while higher oil and natural gas prices generally lead to increased spending up to a point. Our customers may also consider the volatility of oil and natural gas prices and other risk factors and require higher returns for individual projects if there is higher perceived risk. Any of these factors could significantly affect the demand for oil and natural gas, which could affect the level of capital spending by our customers and in turn could have a material effect on our business, results of operations, financial condition and cash flow.

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
•
raw material inflation and availability;
•
availability of funds for exploration and development due to increased dividend payments and share repurchase programs. Numerous EP companies have increased the amount of their dividend payments and share repurchase programs, causing reduced available funds for exploration and development

The oil and gas industry has historically experienced periodic downturns, which have been characterized by significantly reduced demand for oilfield services and downward pressure on the prices we charge. Sustained lower oil and natural gas prices have led to a significant decrease in spending by our customers over the past several years, which have led to significantly decreased revenues. Further decreases in oil and natural gas prices could lead to further cuts in spending and potential lower revenues for us. Moreover, weakness in the oil and gas industry may adversely impact the financial position of our customers, which in turn could cause them to fail to pay amounts owed to us in a timely manner or at all. We expect continued volatility in both crude oil and natural gas prices (including the possibilities that such prices could remain at current levels or decline further for an extended period of time), as well as in the level of drilling and production related activities as a result of decisions of OPEC+ and other oil exporting nations regarding production, and the other factors listed above. Any of these events have affected, and could further affect, the demand for oil and natural gas and has and could further have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

As the invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export-controls or other economic or military measures against Russia. Although, we have minimal operational exposure in Russia, representing less than $0.1 million of our revenues for the year ended December 31, 2022, and we do not intend to commit further capital towards projects in Russia, the impact the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and they could adversely affect oil and gas companies, including many of which are our customers, as well as the global supply chain. In addition, the continuation of the invasion of Ukraine by Russia could lead to other disruptions, instability and volatility in global markets and industries, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

While we have a significant cash balance currently, we face uncertainty regarding the adequacy of our liquidity and capital resources over the long-term and have extremely limited, if any, access to additional financing. We cannot assure you that cash on hand, letters of credit under the Credit Facility, and cash flow from operations will be sufficient to continue to fund our operations over the long-term.

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

The Credit Facility includes provisions that require mandatory prepayment of outstanding borrowings and/or a borrowing base redetermination when there are asset dispositions over a certain threshold, which could limit the ability to generate liquidity from asset sales. Also, the Credit Facility requires compliance with a specified financial ratio if triggered by an event of default or availability beneath specified thresholds. The ability to comply with this ratio may be affected by events beyond our control and, as a result, this ratio may not be met in circumstances when it is tested. This financial ratio restriction could limit the ability to obtain future financings, make needed capital expenditures, withstand a continued downturn in our business or a downturn in the economy in general or otherwise conduct necessary corporate activities. Declines in oil and natural gas prices could result in failure to meet one or more of the financial covenants under the Credit Facility, which could require refinancing or amendment of such obligations resulting in the payment of consent fees or higher interest rates or require a capital raise at an inopportune time or on terms not favorable.

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

Our operations are subject to hazards inherent in the oil and gas industry that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside of our control. While our personnel has decreased significantly as a result of divestitures in connection with the Transformation Project, from time to time, personnel are injured or equipment or property is damaged or destroyed as a result of accidents, failed equipment, faulty products or services, failure of safety measures, uncontained formation pressures or other dangers inherent in oil and natural gas exploration, development and production. Any of these events can be the result of human error or purely accidental, and it may be difficult or impossible to definitively determine the ultimate cause of the event or whose personnel or equipment contributed thereto. All of these risks expose us to a wide range of significant health, safety and environmental risks and potentially substantial litigation claims for damages. With increasing frequency, our products and services are deployed in more challenging exploration, development and production locations. From time to time, customers and third parties may seek to hold us accountable for damages and costs incurred as a result of an accident, including pollution, even under circumstances where we believe we did not cause or contribute to the accident. Our insurance policies are subject to exclusions, limitations and other conditions, and may not protect us against liability for some types of events, including events involving a well blowout, or against losses from business interruption. Our insurance also may not cover losses associated with pandemics such as the COVID-19 pandemic. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate or on terms that we deem commercially reasonable, or at all. Any damages or losses that are not covered by insurance, or are in excess of policy limits or subject to substantial deductibles or retentions, could adversely affect our financial condition, results of operations and cash flows.

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

Many of our customers are oil and gas companies that from time to time face liquidity constraints as the commodity price environment changes. These customers impact our overall exposure to credit risk as they are also affected by prolonged changes in economic and industry conditions. If a significant number of our customers experience a prolonged business decline or disruptions, we may incur increased exposure to credit risk and bad debts.

We are subject to environmental and worker health and safety laws and regulations, which could reduce our business opportunities and revenue, and increase our costs and liabilities.

Our business is significantly affected by a wide range of environmental and worker health and safety laws and regulations in the areas in which we operate, including increasingly rigorous environmental laws and regulations governing air emissions, water discharges and waste management. Generally, these laws and regulations have become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties. The Macondo well explosion in 2010 resulted in additional regulation of our offshore operations, and similar onshore or offshore accidents in the future could result in additional increases in regulation. Failure to comply with these laws and regulations may result in a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, imposition of remedial requirements, permit revocations, requirements for additional pollution controls, and injunctions limiting or prohibiting some or all of our operations.

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

Climate change legislation or regulations restricting emissions of greenhouse gases or incentivizing zero-carbon energy sources could result in increased operating costs and reduced demand for the oil and natural gas our customers produce.

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

For example, the Inflation Reduction Act of 2022 (“IRA”) includes billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. These incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our services. In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. Specifically, the IRA amends the Clean Air Act to impose a fee on the emission of methane that exceeds an applicable waste emissions threshold from sources required to report their GHG emissions to the EPA, including sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025 and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA.

The EPA has also finalized a series of GHG monitoring, reporting and emissions control rules for the oil and natural gas industry, and almost half of the states have already taken measures to reduce emissions of GHGs primarily through the development of GHG emission inventories and/or regional GHG cap-and-trade programs. Also, states have imposed increasingly stringent requirements related to the venting or flaring of gas during oil and gas operations. While we are subject to certain federal GHG monitoring and reporting requirements, our operations currently are not adversely impacted by existing federal, state and local climate change initiatives.

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an executive order on January 20, 2021 to rejoin the Paris Agreement, which went into effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50 to 52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce greenhouse gas emission, including reducing global methane emissions by at least 30% by 2030. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international commitments.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely affect the oil and natural gas industry by reducing demand for hydrocarbons and by making it more expensive to develop and produce hydrocarbons, either of which could have a material adverse effect on future demand for our services.

In addition, our customers are also requiring additional equipment upgrades to address the growing concerns of GHG emission and climate change which result in higher operational costs for service providers such as us.

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

At this stage, we cannot predict the impact of these or other initiatives on our or our customers’ operations, nor can we predict whether, or which of, other currently pending GHG emission proposals will be adopted, or what other actions may be taken by domestic or international regulatory bodies. The potential passage of climate change laws or regulations may curtail production and demand for fossil fuels such as oil and gas in areas of the world where our customers operate and thus adversely affect future demand for our products and services, which may in turn adversely affect future results of operations.

Continuing or worsening inflationary pressures and associated changes in monetary policy have resulted in and may result in additional increases to our operating costs, which in turn have caused and may continue to cause our capital expenditures and operating costs to rise.

The U.S. inflation rate increased in 2021 and 2022 and may continue to increase in 2023. These inflationary pressures have resulted in and may result in additional increases to our operating costs, which in turn have caused and may continue to cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which - or the combination thereof - could hurt the financial and operating results of our business.

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

Our performance could be adversely affected, especially in light of our emergence from bankruptcy, if we are unable to retain certain key employees and skilled technical personnel. Our ability to continue to expand the scope of our services and products depends in part on our ability to increase the size of our skilled labor force. The loss of the services of key employees or the inability to employ or retain skilled technical personnel could adversely affect our operating results. In the past, the demand for skilled personnel has been high and the supply limited. We have experienced increases in labor costs in recent years and may continue to do so in the future. Furthermore, these internal and external factors may also be impacted by our recent emergence from bankruptcy, the uncertainties currently facing us and the business environment and changes we may make to the organizational structure to adjust to changing circumstances.

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

Federal oil and natural gas leases contain standard terms and require compliance with detailed Bureau of Safety and Environmental Enforcement (“BSEE”) and BOEM regulations and orders issued pursuant to various federal laws, including the Outer Continental Shelf Lands Act. In 2016, BOEM undertook a review of its historical policies and procedures for determining a lessee’s ability to decommission platforms on the Outer Continental Shelf (“OCS”) and whether lessees should furnish additional security, and in July 2016, BOEM issued a new Notice to Lessees requiring additional security for decommissioning activities. In January 2017, BOEM extended the implementation timeline for properties with co-lessees by an additional six months, and in mid-2017 announced that the Notice to Lessees would be stayed while BOEM continued to review its implementation issues and continued industry engagement to gather additional information on the financial assurance program.

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

On October 16, 2020, BOEM published a proposed rule addressing OCS oil and gas decommissioning costs (BOEM-2018-0033). The proposed rule contains updated criteria for determining decommissioning costs. Under the proposed rule, BOEM would only require additional security when (1) a lessee or grant holder poses a substantial risk of becoming financially unable to meet its obligations; (2) there is no co-lessee, co-grant holder or predecessor that is liable for those obligations with sufficient financial capacity; and (3) the property is at or near the end of its productive life. BSEE would typically issue orders to predecessors in title in a reverse chronological order. The proposed rule would also require that a party appealing any final decommissioning decision or order provide a surety bond to ensure that funding for decommissioning is available if the order is affirmed and the liable party then defaults. Based on the proposed framework, BOEM estimates its amount of financial assurance would decrease from $3.3 billion to $3.1 billion, although BOEM expects the rule would provide greater protection as the financial assurance would be focused on the riskiest properties.

We cannot predict when these laws and regulations may be adopted or change in the future. If BOEM withdraws the October 2020 rule proposal and proceeds to implement a rule or other regulatory action requiring additional security similar to the Notice to Lessees issued in July 2016 and we are unable to obtain the additional required bonds or post other acceptable security to secure of decommissioning obligations, BOEM may suspend or cancel operations at the oil and gas property or otherwise impose monetary penalties. Any of these actions could have a material adverse effect on our financial condition, operating cash flows and liquidity.

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

On the Emergence Date, in order to implement certain transactions contemplated by the Plan, the Stockholders Agreement was executed with each stockholder pursuant to the Plan (constituting all of the stockholders on the Emergence Date) and all other stockholders from time to time, to provide for certain of our governance matters. As of March 1, 2023, two groups of these stockholders currently hold approximately 61.6% of our Class A Common Stock. Furthermore, pursuant to the Stockholders Agreement, these two groups of stockholders have appointed three of our six directors.

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

Our ability to pay dividends on our common stock is restricted.

We declared a special dividend of $12.45 per share of our Class A Common Stock that was paid on December 28, 2022 to our stockholders of record as of the close of business on December 16, 2022. Our Board of Directors continuously evaluates opportunities to pay dividends in accordance with our evolving strategic outlook. As a result, our decision to declare or any cash dividends on our Class A Common Stock in the foreseeable future is unknown. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends and other factors that our Board of Directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness.

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

We are subject to taxation in a significant number of domestic and foreign jurisdictions. Changes in tax laws or tax rates, the resolution of tax assessments or audits by various tax authorities could impact our operating results. In addition, we may periodically restructure our legal entity organization. If taxing authorities were to disagree with our tax positions in connection with any such restructurings, our effective income tax rate could be impacted. The final determination of our income tax liabilities involves the interpretation of local tax laws, tax treaties and related authorities in each taxing jurisdiction, as well as the significant use of estimates and assumptions regarding future operations and results and the timing of income and expenses. We may be audited and receive tax assessments from taxing authorities that may result in assessment of additional taxes that are ultimately resolved with the authorities or through the courts. We believe these assessments may occasionally be based on erroneous and even arbitrary interpretations of local tax law. Resolution of any tax matter involves uncertainties and there are no assurances that the outcomes will be favorable. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operating may be adversely impacted.

The IRA 2022 imposes a 15% corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion average adjusted pre-tax net income on their consolidated financial statements) as well as an excise tax of 1% on the fair market value of certain public company stock repurchases for tax years beginning after December 31, 2022.

Currently, we do not believe the CAMT, or any of the other tax provisions, will have a material impact on us for 2023, however, we will continue to monitor the future impact to us related to this new law. The U.S. Treasury Department, the Internal Revenue Service and other standard-setting bodies are expected to issue guidance on how the CAMT, stock buyback excise tax and other provisions of the IRA 2022 will be applied or otherwise administered that may differ from our interpretations.

An ownership change could limit our use of net operating losses arising prior to an ownership change.

If we were to experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), our ability to offset taxable income arising after the ownership change with net operating losses (“NOLs”) arising prior to the ownership change would be limited, possibly substantially. An ownership change would establish an annual limitation on the amount of our pre‑change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long term tax‑exempt rate. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” (as defined in the Code) at any time during a rolling three‑year period.

We experienced an “ownership change” on February 2, 2021 due to the Plan that subject certain of our tax attributes, including our NOLs and other carryforwards, to an annual limitation under Section 382 of the Code. However, we do not expect the Section 382 limitation to impact our ability to use U.S. tax attributes. Calculations pursuant to Section 382 of the Code can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate. As of December 31, 2022, we had NOLs of $367.9 million. Future changes in our stock ownership could result in an additional ownership change.

Our ability to remediate the identified material weakness in our internal control over financial reporting.

In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting as we did not design and maintain effective controls to review the reasonableness of assumptions determined by, and accuracy of calculations performed by, our external tax service providers. If we are not able to remediate the material weakness and otherwise to maintain effective internal control over financial reporting, our financial statements may be materially misstated and investors may lose confidence in the accuracy and completeness of our financial reports. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are working to remediate the material weakness and are taking steps to strengthen our internal control over financial reporting. While we are undertaking efforts to remediate this material weakness, the material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We cannot assure you that our efforts will remediate this material weakness in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future.

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

Like most companies, we rely heavily on information technology networks and systems, including the Internet, to process, transmit and store electronic information, to manage or support a variety of our business operations, and to maintain various records, which may include information regarding our customers, employees or other third parties, and the integrity of these systems are essential for us to conduct our business and operations. We make significant efforts to maintain the security and integrity of these types of information and systems (and maintain contingency plans in the event of security breaches or system disruptions). However, we cannot provide assurance that our security efforts and measures will prevent security threats from materializing, unauthorized access to our systems, loss or destruction of data, account takeovers, or other forms of cyber-attacks or similar events, whether caused by mechanical failures, human error, fraud, malice, sabotage or otherwise. We have office employees who work remotely. Remote work relies heavily on the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes us to additional cybersecurity risks, including unauthorized access to sensitive information as a result of increased remote access and other cybersecurity related incidents. Cyber-attacks include, but are not limited to, malicious software, attempts to gain unauthorized access to data, unauthorized release of confidential or otherwise protected information and corruption of data. It is possible that our business, financial and other systems could be compromised, which could go unnoticed for a prolonged period of time. While various procedures and controls are being utilized to mitigate exposure to such risk, there can be no assurance that the procedures and controls that we implement, or which we cause third party service providers to implement, will be sufficient to protect our systems, information or other property. Additionally, customers as well as other third parties whom we rely on face similar cybersecurity threats, which could directly or indirectly impact our business and operations. The frequency, scope and sophistication of cyber-attacks continue to grow, which increases the possibility that our security measures will be unable to prevent our systems’ improper functioning or the improper disclosure of proprietary information. Any failure of our information or communication systems, whether caused by attacks, mechanical failures, natural disasters or otherwise, could interrupt our operations, damage our reputation, or subject us to claims, any of which could materially adversely affect us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information on properties is contained in Part I, Item 1 of this Annual Report on Form 10-K.

Item 3. Legal Proceedings

From time to time we are involved in various legal actions incidental to our business. However, based on current circumstances, we do not believe that the ultimate resolution of these proceedings, including any such proceedings described in the following two paragraphs hereof, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows. See the Notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

A subsidiary of ours is involved in legal proceedings with two former employees regarding the payment of royalties for a patentable product paid for by the subsidiary and developed while they worked for the subsidiary. Those former employees have filed two separate lawsuits in the Harris County District Court, in which the former employees allege that the royalty payments they had invoiced at 25% and for which they received payments in the invoiced amounts since 2010, instead should have been paid at a rate of 50%. The first lawsuit (the “First Case”), filed during the second quarter of 2018, sought to recover alleged unpaid royalties from May 2014 through May 2019. The second lawsuit (the “Second Case”) was filed in the same district court against the same subsidiary of ours, brought the same claims, and sought damages post-judgment from the First Case until the discontinuation of the leasing of the product at issue by the subsidiary at the end of 2019.

In both lawsuits, the district court ruled against our subsidiary and entered final judgments, which we fully secured with a bond. We strongly disagreed with the result and believed the district court committed several legal errors that should be corrected by reversal of each of the judgments. Accordingly, we pursued separate appeals in the Fourteenth Court of Appeals

In August 2022, in the appeal from the judgment in the First Case, the Fourteenth Court of Appeals (the "Court of Appeals") ruled in favor of our subsidiary on the plaintiffs’ claims for a combined 50% royalty. The Court of Appeals ruled that because the plaintiffs invoiced our subsidiary for a combined 25% royalty and accepted payments in that amount every month since 2010, the plaintiffs forever waived any claim to any royalties in any amount other than a combined 25% royalty, net of expenses. The Court of Appeals reversed the judgment in the First Case and remanded to the district court to assess damages, if any, owed for royalties between January 2018 and May 2019.

The appeal from the judgment in the Second Case was abated by the Court of Appeals pending the resolution of the appeal in the First Case.

On October 7, 2022, our subsidiary reached a confidential settlement in both the First Case and the Second Case with the plaintiffs to resolve any and all disputes between them. At the request of both parties in the appeals from both the First Case and the Second Case, the Court of Appeals has reversed the respective judgments entered by the district court. The district court has now entered take-nothing judgments in favor of our subsidiary in both cases and has released the supersedeas bonds filed by our subsidiary in both cases. Accordingly, both the First Case and the Second Case are fully and finally resolved.

Our Indian subsidiary, SES Energy Services India Pvt. Ltd (“SES India”), entered into a contract with an Indian oil and gas company to provide an offshore vessel for well stimulation. A dispute arose over the performability of the terms of the contract. The contract was terminated by the customer. Any remaining contingency under this contract was terminated in connection with SES India entering into bankruptcy during 2022.

In October 2022, we had a hearing before the Washington State Board of Tax Appeals (the “Tax Board”) in relation to a dispute arising in April 2019 pertaining to a use tax assessment from 2016 as a result of the construction of a vessel by one of our subsidiaries. As of December 31, 2022, the assessment, including interest, totaled $26.9 million. While we are confident that the assessment is legally insupportable, if the Tax Board upholds the assessment we will be responsible for payment of the full assessment within thirty days of the decision. Although we are unable to estimate the probability of the outcome of this matter or the range of reasonably possible loss, if any, we have reserved an amount we believe to be adequate to cover any final assessment levied by the state.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common equity consists of common stock that is privately held and there is no established public trading market. As of March 1, 2023, there were 583 stockholders of record for our Class A common stock and seven stockholders of record for our Class B common stock.

Our Board of Directors (the “Board”) and the Compensation Committee of the Board (the “Compensation Committee”) have approved and adopted our Management Incentive Plan, which provides for the grant of share-based and cash-based awards and, in connection therewith, the issuance from time to time of up to 1,999,869 shares of our Class B common stock, par value $0.01 per share.

Dividend Policy

On November 16, 2022, we announced that our Board declared a special cash dividend of $12.45 per share of our outstanding Class A common stock. Additionally, the Board determined that, in addition to the special cash dividend to shareholders of our Class A common stock, we would make dividend equivalent payments to each holder of unvested restricted stock units. The special dividend was paid on December 28, 2022.

Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends and other factors that our Board may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness.

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

Executive Summary

General

Superior Energy Services is a global oilfield products and services company with a portfolio of premier rental and well services brands providing customers with robust inventory, responsive delivery, engineered solutions, and expert consultative service — all aligned with enterprise-wide Shared Core Values for safe, sustainable operations and corporate citizenship; and committed to free cash flow generation and value creation.

Superior Energy Services drives true value to its business units by providing enterprise-wide support, financial discipline, capital strength, and strategic focus. Our experienced, knowledgeable leadership within those businesses has excellent latitude to execute their business strategy, determine pricing, allocate inventory, and develop new products and technology. All with a focus on safety, operational excellence, competitive positioning, and financial performance that entrenches our relationships with our customers and elevates our customers' satisfaction.

Our execution of the transformation initiatives set forth in 2021 continued to be validated in 2022 with positive results. The transformation weighted our product offerings toward businesses critical to our customer’s oil and gas operations. These businesses have limited competition with the three largest global oilfield service companies; require deep technical expertise, notably in premium drill pipe and bottom hole assembly rentals; and have strong cash flow generating capacity as was delivered in our 2022 results.

Our ongoing strategy of focusing operations on businesses with solid market positions along with the strength of our brands, their leaders, and teams contributed in no small part to our positive performance, margin expansion, and strong competitive position in 2022 overcoming labor market and supply chain challenges and being an early mover on effective pricing strategies to address cost inflation and margin expansion.

As we strive to be good stewards of our resources, we paid a $250 million distribution and a return of capital to shareholders in December 2022.

Our portfolio of companies operate in two segments, Rentals and Well Services, to provide highly specialized solutions to the upstream oil and gas industry.

Rentals Segment

Our rental services include premium downhole tubulars and drill pipe, design, engineering and manufacturing of bottomhole assembly accessories, and offshore accommodation units. Collaborating closely with customers and strategic suppliers, we also provide engineered solutions to meet their challenges.

Workstrings International ("WSI")

WSI is a global leader in oilfield equipment rentals providing high-quality, premium connection drill strings, tubing, completion tubulars, and handling accessories and has one of the industry’s most extensive inventories of highly specialized landing string designed for deep water applications.

Workstrings’ long-tenured leadership assures a high level of knowledge and skill in providing quality service and engineering expertise to develop complementary innovation and new technologies for our long-term major customers.

WSI is strategically positioned to respond globally with a focus on U.S. Onshore and Offshore Gulf of Mexico, and International Offshore opportunities with a variety of sizes and premium thread configurations complimented by in-house inspection and on-site machining capabilities expediting turnaround and deliveries.

WSIs' depth of inventory resulting from consistent investments through the cycles, seasoned field experience, in-house engineering expertise and long standing relationships with strategic suppliers enables customer relationships that make it a leading provider in the GOM and international markets with a focus on continued innovation that is difficult to replicate. Capital expenditures over the next year to maintain our existing fleet is expected to be similar to our 2022 capital expenditures assuming that the second half 2022 activity levels and current drilling and completion practices continue throughout 2023.

Stabil Drill

Stabil Drill provides comprehensive Bottom Hole Assembly (BHA) support, ranging from custom component engineering and fabrication to rental drilling tools and repairs. With an inventory of more than 50,000 downhole tools, extensive experience, state-of-the-art facilities, and cutting-edge solutions, Stabil Drill helps operators optimize performance on the most challenging drilling operations.

With significant US Land capabilities deployable to Offshore and International markets, Stabil Drill serves customers worldwide and is poised for growth opportunities with existing customers and through geographic expansion of product offerings.

In-house manufacturing, repair services, and efficient fleet management practices effectively mitigated supply chain challenges and maintained leading market share positions in US Land and select Latin American regions.

HB Rentals

HB Rentals’ offerings span a wide breadth of offshore rentals, from single living quarters to complete multi-module complexes and support infrastructure.

Their comprehensive support for offshore services includes initial consulting and design, project management, engineering, custom fabrication, logistics planning, installation, and commissioning. HB Rentals has opportunities for fleet expansion within the US wind market and defense projects along with plug and abandonment (“P&A”) opportunities in GOM.

Well Services Segment

Our well services include long standing, industry leading brands with a long history of strong, collaborative relationships with customers and suppliers.

Services include risk management, well control and training, hydraulic workover and snubbing, engineering, and manufacturing of premium completion tools including the Multi-zone, single trip (MST) sand control system. The Well Services segment also provides cementing, wireline, and coil tubing services with operations in Latin America and Kuwait.

Wild Well Control ("WWC")

WWC provides advanced engineering solutions, unconventional intervention, personnel, equipment, and well control training. WWC provides IADC well control training for operators and students worldwide. Additional WWC services include assisting operators in risk management, planning, preparedness, prevention, and response services.

As a leading global provider of onshore and offshore well control emergency response, pressure control, relief well planning, engineering, and well control training services, with the largest team of dedicated professionals and inventory of well control equipment staged for deployment around the world, WWC responds to the majority of the well control emergency responses worldwide.

WWC continues to develop opportunities by leveraging its global Subsea Capping response consortium WellCONTAINED. WWC also continues to pursue additional engineering capabilities and capacity and has brought its well control expertise to consult and advise on future carbon capture projects through its industry relationships with major oil companies.

Superior Completion Services

Superior Completion Services provides strategic solutions and expertise in downhole completion services primarily focused on offshore sand control applications, including deep water Gulf of Mexico and Brazil projects utilizing its Multi-zone single trip system (“MST”).

Capabilities beyond multi-zone single-trip systems include intelligent completions, gravel and frac pack systems to HPHT packers, screens, flow, and barrier valves.

International Snubbing Services ("ISS")

Comprised of two geographical operating divisions: USA and Australia, ISS include manufacturing facilities in both locations with operational activity in 2023 shifting to a heavier weighting on P&A, which is seen as a growth market. Additional growth opportunities as Premier fixed-platform and Bass Strait P&A service provider in Australia and increasing well pull work onshore and P&A work in the GOM will be explored in 2023.

Strategic Outlook

We engaged Evercore as our financial advisor nearly a year ago to assist management and our Board in exploring alternatives to enhance shareholder value, including through potential merger or acquisition opportunities. As part of this process, we remain in and continue to pursue preliminary or exploratory dialogue with various potential counterparties. We are allocating resources accordingly should strategic alternatives to grow shareholder value, including meaningful consolidation opportunities, become actionable in 2023. Such opportunities may include, but are not limited to, an acquisition by or merger with a publicly traded company, one or more acquisitions of or mergers with private energy service companies, or growth through the acquisition of an additional strategic product line, either in connection with or following an exchange listing by us. Our Board has not set a timetable or made any decisions related to further actions or potential strategic alternatives at this time. Additionally, any potential transaction would depend upon entry into definitive agreements with a potential counterparty on terms acceptable to us. There can be no assurance that we will enter any such transaction or consummate or pursue any transaction or other strategic alternative.

As we focus our financial strength, flexibility, and leading market position on converting operating margins to free cash flow generation, we expect to continue to deliver what we believe are compelling returns and stewardship. We will maintain focus on executing the final phases of the transformation strategies accomplished in 2022 by reducing our geographic footprint and streamlining our operational support function to align with the current size of our operations. An opportunistic and disciplined approach to growth and strategic capital expenditure allocations are intended to ensure that our market-leading brands have the support and resources needed to meet the industry’s highest expectations and unlock opportunities enterprise-wide, while maintaining the highest standards of excellence and safety.

We focus on building a sustainable future through our commitment to Environmental, Social, and Governance (ESG) performance. Our Shared Core Values are critical to achieving our ESG goals and helping our customers, suppliers, and business partners achieve theirs. We continue to advance our ESG performance for the benefit of stakeholders with plans to publish our ESG performance with transparency starting in 2024 with our inaugural 2023 Sustainability Report.

We will persist in advancing our strategic focus on efficiency, capital discipline, and sustainable performance characterized by cash flow generation, safe operations, reliable service delivery, and fair, responsible dealings in alignment with our Shared Core Values central to Superior’s culture.

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

				2022 to 2021		2021 to 2020
	2022		2021	% Change	2020	% Change
Worldwide Rig Count (1)
U.S.:
Land	708		464	52.6%	417	11.3%
Offshore	15		14	7.1%	16	(12.5%)
Total	723	-	478	51.3%	433	10.4%
International (2)	851		755	12.7%	825	(8.5%)
Worldwide Total	1,574	-	1,233	27.7%	1,258	(2.0%)

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$94.90		$68.14	39.3%	$39.16	74.0%
Natural Gas (Henry Hub)	$6.42		$3.91	64.2%	$2.03	92.6%

(1)
Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Co. rig count information.
(2)
Excludes Canadian rig count.

Comparison of the Results of Operations for the Years Ended December 31, 2022 and 2021

The Successor Period and the Predecessor Period are distinct reporting periods as a result of our emergence from bankruptcy. References in these results of operations to changes in comparison to year ended December 31, 2022 (the “Current Period") combine the Successor Period and Predecessor Period results for year ended December 31, 2021 (the “Combined Period”) in order to provide some comparability of such information. While this combined presentation is not presented according to generally accepted accounting principles in the United States of America (“GAAP”) and no comparable GAAP measures are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons to the Current Period as reviewing the Successor Period results in isolation would not be useful in identifying trends in or reaching conclusions regarding our overall operating performance.

	Successor		Predecessor	Non-GAAP	Change
	Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	For the Combined Year Ended December 31, 2021	$	%
Revenues:
Rentals	$402,942	$268,695	$18,339	$287,034	$115,908	40.4%
Well Services	481,018	380,059	27,589	407,648	73,370	18.0%
Total revenues	883,960	648,754	45,928	694,682	189,278
Cost of revenues:
Rentals	137,626	105,373	7,839	113,212	24,414	21.6%
Well Services	339,325	316,879	21,934	338,813	512	0.2%
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	476,951	422,252	29,773	452,025	24,926
Depreciation, depletion, amortization and accretion	98,060	219,859	8,358	228,217	(130,157)	(57.0%)
General and administrative expenses	128,294	117,575	11,052	128,627	(333)	(0.3%)
Restructuring expenses	6,375	22,952	1,270	24,222	(17,847)	(73.7%)
Other (gains) and losses, net	(29,134)	16,726	-	16,726	5	**
Income (loss) from operations	203,414	(150,610)	(4,525)	(155,135)	312,684
Other income (expense):
Interest income, net	11,713	2,331	202	2,533	9,180	362.4%
Reorganization items, net	-	-	335,560	335,560	(335,560)	(100.0%)
Other income (expense)	(1,804)	(7,128)	(2,105)	(9,233)	7,429	**
Income (loss) from continuing operations before income taxes	213,323	(155,407)	329,132	173,725	(6,267)
Income tax (expense) benefit	77,719	33,298	(60,003)	(26,705)	104,424	(391.0%)
Net income (loss) from continuing operations	291,042	(122,109)	269,129	147,020	98,157
Income (loss) from discontinued operations, net of income tax	(4,577)	(40,069)	(352)	(40,421)	35,844	(88.7%)
Net income (loss)	$286,465	$(162,178)	$268,777	$106,599	$134,001

** Not a meaningful percentage

We reported net income from continuing operations for the Current Period of $291.0 million on revenues of $884.0 million and $147.0 million on revenues of $694.7 million for the Combined Period. Net income from continuing operations for the Combined Period was driven primarily by a $335.6 million gain in reorganization items, net primarily due to debt forgiveness as part of our emergence from bankruptcy.

Revenues and Cost of Revenues

Revenues from our Rentals segment increased $115.9 million, or 40.4%, in the Current Period as compared to the Combined Period. Cost of revenues also increased $24.4 million, or 21.6%, as compared to the Combined Period. The increase in commodity prices led to an increase in capital expenditures by our customers which had an impact on rig count between periods. Additionally, greater utilization and higher pricing for both premium drill pipe and bottom hole assembly accessories, which allowed for a higher gross margin of 65.8% for the Current Period as compared to 60.6% for the Combined Period.

Revenues from our Well Services segment increased $73.4 million, or 18.0%, in the Current Period. Cost of revenues increased $0.5 million, or 0.2%, in the Current Period as compared to the Combined Period. Gross margin for the Current Period increased to 29.5% as compared to 16.9% for the Combined Period due to changes in revenue mix in our completions applications, increases in service revenues with higher margins and a reduction in pass through and mobilization projects with lower margins. Additionally, the strategic shift from our more labor-intensive service businesses to U.S. offshore and international operations reduces our exposure to the most significant wage inflation pressures in this segment given our lower U.S. land headcount.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense for the December 31, 2022 decreased $130.2 million, or 57.0%, as compared to the Combined Period. Depreciation expense, primarily in the Combined Period, has been impacted by the valuation process under fresh start accounting, where certain fully depreciated assets were assigned a new estimated fair value and a new remaining useful life of less than 36 months.

Restructuring Expenses

Restructuring expenses were $6.4 million and $24.2 million during the December 31, 2022 and the Combined Period, respectively. This decrease is a result of severance expenses and costs related to executive officers that resigned during the Combined Period as well as professional fees associated with the Transformation Project (defined below) that were not as prevalent in the Current Period. In addition to Transformation Project costs, Current Period restructuring expenses also include legal and other professional fees related to certain tax and shareholder distribution matters.

Other (gains) and losses, net

Other gains, net for the Current Period were $29.1 million compared to other losses, net of $16.7 million in the Combined Period. Other (gains) and losses, net primarily relate to charges recorded as part of our strategic disposal of low margin assets in line with our efforts to reconfigure our organization both operationally and financially (the “Transformation Project”) and includes gains and losses on the disposal of assets, as well as impairments related to long-lived assets.

In the Current Period, other gains, net includes $23.6 million related to our Well Services segment, including a gain of $17.4 million from revisions to our decommissioning program to a reef-in-place program which significantly reduced the estimated costs associated with decommissioning our oil and gas property and $5.2 million related to our Rentals segment.

In the Combined Period, other losses, net comprised $13.1 million related to our Well Services segment, including approximately $11.7 million from exit activities related to SES Energy Services India Pvt. Ltd ("SES India"), and $3.6 million related to our Rentals segment. SES India was admitted into bankruptcy during the Current Period.

Interest Income, net

Interest income, net for December 31, 2022 was $11.7 million compared to $2.5 million for the Combined Period. The increase in interest income was driven by interest derived on overnight money market accounts primarily in Argentina and the United States.

Other income (expense)

Other income (expense) primarily relate to re-measurement gains and losses associated with our foreign currencies and realized and unrealized gains and losses on our investment in common stock of Select Energy Services, Inc. (“Select”).

Losses on foreign currencies during the Current Period and Combined Period were $12.6 million and $10.9 million, respectively. Losses on foreign currencies during the Current Period include an expense of $2.7 million which represents a correction of an immaterial error relating to a period prior to our emergence from bankruptcy. Gains and losses on foreign currencies are primarily related to our operations in Brazil and Argentina.

During the Current Period, we disposed of 4.1 million shares of Select for $34.7 million, and we recognized gains totaling $8.9 million in connection with these transactions. During the Combined Period, we disposed of 0.7 million shares of Select for $4.1 million, and we recognized gains totaling $0.4 million. Unrealized gains during the Combined Period were $2.1 million. As of December 31, 2022, all shares of Select had been disposed.

Income Taxes

The effective tax rate on income from continuing operations for the Current Period was a net benefit of 36.4% and a net expense of 21.4% and 18.2% for the Successor Period and the Predecessor Period, respectively. Expected tax in the Current Period would be a $44.8 million expense at the U.S. statutory rate of 21.0%. We recognized a worthless stock deduction for U.S. income tax purposes with an estimated net tax benefit of $104.0 million, the primary driver of the net reported Current Period effective tax benefit of $77.7 million. In addition, there were valuation allowance releases primarily for Brazil deferred tax assets and a portion of U.S. foreign tax credits offset by foreign losses for which no tax benefit was recorded resulting in net tax benefit of $18.5 million. The tax rate for the Combined Period is different from the U.S. federal statutory rate of 21.0% primarily from non-deductible items, foreign losses for which no tax benefit was recorded and the adoption of fresh start accounting during the period.

Our unrecognized tax benefit as of December 31, 2022 was $14.0 million, all of which would impact our effective tax rate if recognized. It is reasonably possible $9.7 million of unrecognized tax benefits could be settled in the next twelve months due to the conclusion of tax audits or statutes of limitations expiration. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

Discontinued Operations

Loss from discontinued operations, net of tax, was $4.6 million for the Current Period as compared to $40.4 million for the Combined Period. See Note 17 - Discontinued Operations to our consolidated financial statements for further discussion.

Comparison of the Results of Operations for the Years Ended December 31, 2021 and 2020

	Successor	Predecessor			Change
			Non-GAAP
	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	For the Combined Year Ended December 31, 2021	For the Year Ended December 31, 2020	$	%
Revenues:
Rentals	$268,695	$18,339	$287,034	$297,835	$(10,801)	(3.6%)
Well Services	380,059	27,589	407,648	369,414	38,234	10.3%
Total revenues	648,754	45,928	694,682	667,249	$27,433	4.1%
Cost of revenues:			-
Rentals	105,373	7,839	113,212	109,902	3,310	3.0%
Well Services	316,879	21,934	338,813	298,229	40,584	13.6%
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	422,252	29,773	452,025	408,131	43,894	10.8%
Depreciation, depletion, amortization and accretion	219,859	8,358	228,217	115,771	112,446	97.1%
General and administrative expenses	117,575	11,052	128,627	205,773	(77,146)	(37.5%)
Restructuring expenses	22,952	1,270	24,222	47,055	(22,833)	(48.5%)
Other (gains) and losses, net	16,726	-	16,726	-	16,726	**
Reduction in value of assets	-	-	-	23,775	(23,775)	(100.0%)
Income (loss) from operations	(150,610)	(4,525)	(155,135)	(133,256)	(21,879)
Other income (expense):			-		-
Interest income, net	2,331	202	2,533	(92,426)	94,959	(102.7%)
Reorganization items, net	-	335,560	335,560	(19,520)	355,080	(1819.1%)
Other income (expense)	(7,128)	(2,105)	(9,233)	(9,229)	(4)	**
Income (loss) from continuing operations before income taxes	(155,407)	329,132	173,725	(254,431)	428,156
Income tax (expense) benefit	33,298	(60,003)	(26,705)	26,888	(53,593)	(199.3%)
Net income (loss) from continuing operations	(122,109)	269,129	147,020	(227,543)	374,563
Income (loss) from discontinued operations, net of income tax	(40,069)	(352)	(40,421)	(168,687)	128,266	(76.0%)
Net income (loss)	$(162,178)	$268,777	$106,599	$(396,230)	$502,829

** Not a meaningful percentage

Net income from continuing operations for the Combined Period was $106.6 million, which compares to a net loss for the year ended December 31, 2020 (the "Prior Period") of $396.2 million. The Combined Period net income was driven by recognition of a $335.6 million gain in Reorganization items, net primarily due to debt forgiveness as part of our emergence from bankruptcy. Also, the results for the Combined Period include a charge of $24.2 million related to restructuring activities and other losses, net of $16.7 million, which primarily relate to charges associated with asset disposals.

Revenues and Cost of Revenues

Revenue for the Combined Period was $694.7 million, an increase of $27.4 million, or 4.1%, from the Prior Period. Cost of revenues for the Combined Period was $452.0 million, an increase of $43.9 million, or 10.8%, from the Prior Period. Both revenues and cost of revenues in the Prior Period were severely impacted by the effects of COVID-19, and the increase in our results in the Combined Period were driven by improvements related to operations in Latin America and improvements in our well control services, partially offset by declines in well completion services. Additionally, during the Combined Period, we incurred shut down costs of $8.7 million at certain locations primarily in our Well Services segment which include costs associated with the severance of personnel and write-down of inventory at these locations.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion was $228.2 million during the Combined Period compared to $115.8 million during the Prior Period. The increase is related to both an increase in the carrying value of our assets and lower average remaining useful lives as a result of fair value adjustments recorded as a part of fresh start accounting. Depreciation expense in the Combined Period was impacted by the valuation process under fresh start accounting. Certain fully depreciated assets were assigned an estimated fair value of approximately $197.5 million and a remaining useful life of less than 36 months which significantly increased the amount of depreciation expense recorded in the Combined Period. Depreciation expense for these previously fully depreciated assets was $167.5 million for the Combined Period.

General and Administrative Expenses

General and administrative expense was $128.6 million during the Combined Period compared to $205.8 million during the Prior Period. The decrease is the result of our continued focus on limiting spending and reducing our cost structure.

Restructuring Expenses

Restructuring expenses during the Combined Period were $24.2 million and primarily relate to severance expenses and costs for executive officers that resigned during the period as well as professional fees associated with our Transformation Project.

Restructuring expenses for the Prior Period were $47.1 million, and include $31.5 million of advisory and professional fees relating to the Chapter 11 Cases and $15.6 million related to the a premium paid to certain consenting noteholders in connection with the bankruptcy.

Other (gains) and losses, net

Other losses, net during the Combined Period were $16.7 million and were comprised $13.1 million related to our Well Services segment, which includes approximately $11.7 million from exit activities related to SES Energy Services India Pvt. Ltd, and $3.6 million related to our Rentals segment. Other (gains) and losses, net primarily relate to charges recorded as part of our strategic disposal of low margin assets in line with our Transformation Project and includes gains and losses on the disposal of assets, as well as impairments related to long-lived assets.

Reorganization items, net

Reorganization items, net were $335.6 million during the Combined Period.

Interest Income (Expense), net

Interest income was $2.5 million for the Combined Period as compared to interest expense of $92.4 million for the Prior Period. Interest expense for the Prior Period was a result of outstanding debt which was subsequently eliminated as a liability subject to compromise and settled in accordance with the Plan.

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

The effective tax rate for the Prior Period was 10.6%. The tax rate is different from the blended federal and state statutory rate of 22.5% primarily from foreign losses for which no tax benefit was recorded.

Discontinued Operations

Loss from discontinued operations, net of tax, was $40.4 million for the Combined Period as compared to $168.7 million for the Prior Period. See Note 17 - Discontinued Operations to our consolidated financial statements for further discussion.

Liquidity and Capital Resources

Cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Certain sources and uses of cash, such as our level of discretionary capital expenditures and divestitures of non-core assets, are within our control and are adjusted as necessary based on market conditions.

Our primary sources of liquidity have been cash and cash equivalents, cash generated from operations and from asset sales, and availability under our Credit Facility. As of December 31, 2022, we had cash, cash equivalents and restricted cash of $339.1 million. During the Current Period, net cash provided by operating activities was $175.4 million, and we received $85.1 million in cash proceeds from the sale of assets and Select common stock. The primary uses of liquidity are to provide support for operating activities, restructuring activities and capital expenditures. We spent $65.8 million of cash on capital expenditures during the Current Period.

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

Distributions to Shareholders

On November 16, 2022, we announced that our Board declared a special cash dividend of $12.45 per share on our outstanding Class A common stock. The Board determined that, in addition to the special cash dividend, which totaled $250.0 million, to shareholders of our Class A common stock, we would make dividend equivalent payments to each holder of unvested restricted stock units. The special dividend was paid on December 28, 2022.

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

As of December 31, 2022, the borrowing base under the Credit Facility was approximately $120.0 million and we had $34.9 million of letters of credit outstanding that reduced the borrowing availability under the revolving credit facility.

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

Decommissioning liability Our decommissioning liability is associated with our oil and gas property and include costs related to the plugging of wells, removal of the related platform and equipment and site restoration. We review the adequacy of our decommissioning liability whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially. Estimates of our decommissioning liability are calculated using the income approach. Estimates of future retirement costs are adjusted for an estimated inflation rate over the expected time period prior to retirement and future cash outflows are discounted by a credit adjusted risk-free rate.

Income Taxes We use the asset and liability method of accounting for income taxes. This method considers the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws, as well as changes in our financial condition or the carrying value of existing assets and liabilities, could affect these estimates. The effect of a change in tax rates is recognized as income or expense in the period that the rate is enacted.

Fair Value Measurements Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in determining fair value are characterized according to a hierarchy that prioritizes those inputs based on the degree to which they are observable. We historically utilized unadjusted quoted prices in the market for measuring the fair value of debt. We utilize unadjusted quoted prices for similar assets and liabilities in active markets for measuring the fair value of non-qualified deferred compensation plan assets and liabilities. We utilized unadjusted quoted prices which are readily determinable for measuring the fair value of our investment in equity securities. We use both cost and market estimates when calculating fair value for long-lived assets for impairment.

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

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe prudent, we enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. We do not enter into forward foreign exchange contracts for trading purposes. At December 31, 2022 and 2021, we had no outstanding foreign currency forward contracts.

Interest Rate Risk

At December 31, 2022 and 2021, we had no variable rate debt outstanding.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Superior Energy Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Energy Services, Inc. and its subsidiaries (Successor) (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders' equity (deficit) and of cash flows for the year ended December 31, 2022 and for the period from February 3, 2021 to December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 3, 2021 to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Decommissioning Liabilities Assessment

As described in Note 5 to the consolidated financial statements, the Company has a decommissioning liability associated with oil and gas property related to the plugging of wells, decommissioning of the platform and related equipment and site restoration. Management reviews the adequacy of the decommissioning liability whenever indicators suggest that the estimated cash flows and/or timing needed to satisfy the liability have changed materially. During the second quarter of 2022, the Company undertook an initiative to alter their decommissioning program, whereby they intend to convert the platform into an artificial reef (“reef-in-place”). The reef-in-place program would involve severing the top portion of the structure at a permitted navigation depth and placing the severed structure on the sea floor next to the base of the remaining structure. Converting to a reef-in-place program reduced the estimated costs associated with decommissioning the wells and platform, and also impacted the time required to complete the decommissioning activities. In December 2022, management revised their estimates relating to the timing and the cost of decommissioning the wells. Management now estimates all decommissioning activities, including the decommissioning of the platform, to be completed by the second quarter of 2030. As disclosed by management, the decommissioning liabilities are calculated using the income approach. Estimates of future retirement costs are adjusted for an estimated inflation rate over the expected time period prior to retirement and future cash outflows are discounted by a credit adjusted risk-free rate. As of December 31, 2022, the decommissioning liabilities were approximately $161 million.

The principal considerations for our determination that performing procedures relating to the decommissioning liabilities assessment is a critical audit matter are (i) the significant judgment by management when developing the decommissioning liability estimate, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to future retirement costs, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the decommissioning liability estimate, (ii) evaluating the appropriateness of the cash flow model, (iii) testing the completeness and accuracy of data used by management in the model, and (iv) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s significant assumption related to future retirement costs.

Income Tax Benefit Related to a Worthless Stock Deduction

As described in Notes 1 and 11 to the consolidated financial statements, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. For the year ended December 31, 2022, management recognized a worthless stock deduction in the U.S. related to deductible outside basis differences in certain domestic subsidiaries, which is the primary driver of the increase in federal deferred tax. The Company executed a transaction through which a worthless stock deduction of approximately $495 million was deducted for income tax purposes resulting in an estimated net tax benefit of $104 million. Management evaluated the deduction and believes it will more likely than not be sustained on its technical merits and have recognized its benefits accordingly.

The principal considerations for our determination that performing procedures relating to the worthless stock deduction is a critical audit matter are (i) the significant judgment by management when determining the technical merits of the worthless stock deduction that was deducted for income tax purposes, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of the worthless stock deduction, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating the appropriateness of management’s assessment of the technical merits of the worthless stock deduction and the application of relevant tax laws in the United States and, (ii) the involvement of professionals with specialized skill and knowledge to assist in the evaluation of management’s assessment of the technical merits of the worthless stock deduction and the application of relevant tax laws in the United States, the completeness and accuracy of data used in the assessment, and the evaluation of opinions of third-party tax and legal advisors.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 15, 2023

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Superior Energy Services, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows of Superior Energy Services, Inc. and subsidiaries (the Company) for the year ended December 31, 2020 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2020 (Predecessor), in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Houston, TX

March 26, 2021, except as to Note 17, as to which the date is March 21, 2022

We served as the Company’s auditor from 1996 to 2021.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$258,999	$314,974
Accounts receivable, net	249,808	182,432
Income taxes receivable	6,665	5,099
Prepaid expenses	17,299	15,861
Inventory	65,587	60,603
Investment in equity securities	-	25,735
Other current assets	6,276	6,701
Assets held for sale	11,978	37,528
Total current assets	616,612	648,933
Property, plant and equipment, net	282,376	356,274
Note receivable	69,679	60,588
Restricted cash	80,108	79,561
Operating lease right-of-use assets	18,797	25,154
Noncurrent deferred tax assets	97,492	1,894
Other long-term assets, net	25,948	27,104
Total assets	$1,191,012	$1,199,508

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$31,570	$43,080
Accrued expenses	116,575	108,610
Income taxes payable	11,682	8,272
Current portion of decommissioning liability	9,770	-
Liabilities held for sale	3,349	5,607
Total current liabilities	172,946	165,569
Decommissioning liability	150,901	190,380
Deferred income taxes	3,388	12,441
Operating lease liability	14,634	19,193
Other long-term liabilities	66,259	70,192
Total liabilities	408,128	457,775

Stockholders’ equity (deficit):
Class A common stock $0.01 par value; 50,000 shares authorized; 19,999 shares issued and outstanding at December 31, 2022 and December 31, 2021	200	200
Class B common stock $0.01 par value; 2,000 shares authorized; 84 shares issued and 80 shares outstanding at December 31, 2022 and 76 shares issued and outstanding at December 31, 2021	1	1
Class A Additional paid-in capital	902,486	902,486
Class B Additional paid-in capital	5,896	1,224
Accumulated deficit	(125,699)	(162,178)
Total stockholders’ equity	782,884	741,733
Total liabilities and stockholders’ equity	$1,191,012	$1,199,508

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share data)

	Successor		Predecessor
	Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	Year Ended December 31, 2020
Revenues:
Services	$386,775	$305,699	$19,234	$299,383
Rentals	309,314	208,951	14,434	225,363
Product sales	187,871	134,104	12,260	142,503
Total revenues	883,960	648,754	45,928	667,249
Cost of revenues:
Services	268,078	236,784	15,080	230,341
Rentals	102,975	86,354	5,876	88,535
Product sales	105,898	99,114	8,817	89,255
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	476,951	422,252	29,773	408,131
Depreciation, depletion, amortization and accretion:
Services	37,168	105,426	3,500	51,754
Rentals	29,724	69,443	2,627	38,561
Product sales	31,168	44,990	2,231	25,456
Total depreciation, depletion, amortization and accretion	98,060	219,859	8,358	115,771
General and administrative expenses	128,294	117,575	11,052	205,773
Restructuring expenses	6,375	22,952	1,270	47,055
Other (gains) and losses, net	(29,134)	16,726	-	-
Reduction in value of assets	-	-	-	23,775
Income (loss) from operations	203,414	(150,610)	(4,525)	(133,256)
Other income (expense):
Interest income (expense), net	11,713	2,331	202	(92,426)
Reorganization items, net	-	-	335,560	(19,520)
Other income (expense)	(1,804)	(7,128)	(2,105)	(9,229)
Income (loss) from continuing operations before income taxes	213,323	(155,407)	329,132	(254,431)
Income tax (expense) benefit	77,719	33,298	(60,003)	26,888
Net income (loss) from continuing operations	291,042	(122,109)	269,129	(227,543)
Income (loss) from discontinued operations, net of income tax	(4,577)	(40,069)	(352)	(168,687)
Net income (loss)	$286,465	$(162,178)	$268,777	$(396,230)

Income (loss) per share - basic:
Net income (loss) from continuing operations	$14.53	$(6.11)	$18.13	$(15.35)
Income (loss) from discontinued operations, net of income tax	(0.22)	(2.00)	(0.02)	(11.38)
Net income (loss)	$14.31	$(8.11)	$18.11	$(26.73)

Income (loss) per share - diluted:
Net income (loss) from continuing operations	$14.49	$(6.11)	$18.06	$(15.35)
Income (loss) from discontinued operations, net of income tax	(0.23)	(2.00)	(0.03)	(11.38)
Net income (loss)	$14.26	$(8.11)	$18.03	$(26.73)

Weighted-average shares outstanding - basic	20,024	19,998	14,845	14,822
Weighted-average shares outstanding - diluted	20,087	19,998	14,905	14,822

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	Year Ended December 31, 2020
Net income (loss)	$286,465	$(162,178)	$268,777	$(396,230)
Change in cumulative translation adjustment, net of tax	-	-	67,947	3,980
Comprehensive income (loss)	$286,465	$(162,178)	$336,724	$(392,250)

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Years Ended December 31, 2022

(in thousands, except per share data)

					Additional			Accumulated
	Common Stock				paid-in			other
	Class A		Class B		capital		Treasury	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Class A	Class B	stock	loss, net	deficit	Total

Balances, December 31, 2019 (Predecessor)	15,689	$16	-	$-	$2,752,859	$-	$(4,290)	$(71,927)	$(2,627,085)	$49,573
Net income	-	-	-	-	-	-	-	-	(396,230)	(396,230)
Foreign currency translation adjustment	-	-	-	-	-	-	-	3,980	-	3,980
Transactions under stock plans	110	-	-	-	(208)	-	-	-	-	(208)
Stock-based compensation expense, net	-	-	-	-	4,238	-	-	-	-	4,238
Balances, December 31, 2020 (Predecessor)	15,799	16	-	-	2,756,889	-	(4,290)	(67,947)	(3,023,315)	$(338,647)
Net income	-	-	-	-	-	-	-	-	268,777	268,777
Foreign currency translation adjustment	-	-	-	-	-	-	-	67,947	-	67,947
Extinguishment of unrecognized compensation expense	-	-	-	-	988	-	-	-	-	988
Stock-based compensation expense, net	-	-	-	-	935	-		-		935
Restricted stock units vested	49	-	-	-	-	-	-	-	-	-
Shares withheld and retired	(15)	-	-	-	-	-	-	-	-	-
Cancellation of Predecessor equity	(15,833)	(16)	-	-	(2,758,812)	-	4,290	-	2,754,538	-
Issuance of Successor Class A common stock	19,996	200	-	-	902,486	-	-	-	-	902,686
Balances, February 2, 2021 (Predecessor)	19,996	$200	-	$-	$902,486	$-	$-	$-	$-	$902,686

Balances, February 3, 2021 (Successor)	19,996	$200	-	$-	$902,486	$-	$-	$-	$-	$902,686
Net income	-	-	-	-	-	-	-	-	(162,178)	(162,178)
Stock-based compensation expense, net	-		-	-	-	2,710	-	-	-	2,710
Common stock issued	3	-	114	1	-	(1)	-	-	-	-
Share withheld and retired	-	-	(38)	-	-	(1,485)	-	-	-	(1,485)
Balances, December 31, 2021 (Successor)	19,999	200	76	1	902,486	1,224	-	-	(162,178)	741,733
Net income	-	-	-	-	-	-	-	-	286,465	286,465
Cash dividends ($12.45 per share)	-	-	-	-	-	-	-	-	(249,986)	(249,986)
Stock-based compensation expense, net	-	-	-	-	-	4,807	-	-	-	4,807
Restricted stock units vested	-	-	10	-	-	-	-	-	-	-
Share withheld and retired	-	-	(2)	-	-	(135)	-	-	-	(135)
Shares placed in treasury	-	-	(4)	-	-	-	-	-	-	-
Balances, December 31, 2022 (Successor)	19,999	$200	80	$1	$902,486	$5,896	$-	$-	$(125,699)	$782,884

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	Year Ended December 31, 2020
Cash flows from operating activities:
Net income (loss)	$286,465	$(162,178)	$268,777	$(396,230)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion, amortization and accretion	98,060	251,361	10,499	146,793
Right-of-use assets amortization	6,357	8,380	1,372	20,224
Deferred income taxes	(104,587)	(48,975)	54,322	2,041
Stock based compensation expense	4,807	2,710	935	2,628
Reorganization items, net	-	-	(354,279)	18,087
Bad debt	2,248	(4,908)	(210)	12,473
Gain on sale of assets and businesses	-	-	58	-
Gain on sale of equity securities	(8,950)	(383)	-	-
Unrealized gain on investment in equity securities	-	(2,147)	-	-
Other (gains) and losses, net	(32,872)	30,707	-	141,110
Other reconciling items, net	(3,822)	6,687	(355)	(8,309)
Changes in operating assets and liabilities:
Accounts receivable	(65,669)	(28,676)	3,602	111,948
Prepaid expenses	(1,096)	4,854	(340)	-
Inventory and other current assets	(4,568)	22,866	(221)	27,933
Accounts payable	(10,149)	735	(2,365)	(35,170)
Accrued expenses	8,503	(21,770)	23,489	(18,154)
Income taxes	771	11,535	340	-
Other, net	(82)	(11,914)	(241)	(23,157)
Net cash from operating activities	175,416	58,884	5,383	2,217
Cash flows from investing activities:
Payments for capital expenditures	(65,784)	(34,152)	(3,035)	(47,653)
Proceeds from sales of assets	50,376	97,505	775	50,039
Proceeds from sales of equity securities	34,685	4,099	-	-
Net cash from investing activities	19,277	67,452	(2,260)	2,386
Cash flows from financing activities:
Credit facility costs	-	(14)	(1,920)	(1,554)
Tax withholdings for vested restricted stock units	(135)	(1,485)	-	(208)
Distributions to shareholders	(249,986)	-	-	-
Other	-	-	-	(12,432)
Net cash from financing activities	(250,121)	(1,499)	(1,920)	(14,194)
Effect of exchange rate changes on cash	-	-	311	2,387
Net change in cash, cash equivalents, and restricted cash	(55,428)	124,837	1,514	(7,204)
Cash, cash equivalents, and restricted cash at beginning of period	394,535	269,698	268,184	275,388
Cash, cash equivalents, and restricted cash at end of period	$339,107	$394,535	$269,698	$268,184
See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of and For the Years Ended December 31, 2022, 2021 and 2020

(1) Summary of Significant Accounting Policies

Basis of Presentation

As used herein, “we,” “us,” “our” and similar terms refer to (i) prior to February 2, 2021 (the “Emergence Date”), SESI Holdings, Inc. (formerly known as Superior Energy Services, Inc.) and its subsidiaries (“Predecessor”) and (ii) after the Emergence Date, Superior Energy Services, Inc. (formerly known as Superior Newco, Inc.) and its subsidiaries (“Successor”).

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

Historically, we provided a wide variety of services and products to many markets within the energy industry. Our core businesses focus on products and services that we believe meet the criteria of:

•
being critical to our customers’ oil and gas operations;
•
limiting competition from the three largest global oilfield service companies;
•
requiring deep technical expertise through the design or use of our products or services, such as premium drill pipe and drilling bottom hole assembly accessory rentals;
•
unlikely to become a commoditized product or service to our customers; and
•
providing strong cash flow generation capacity and opportunities.

The result of this approach is a portfolio of business lines grounded in our core mission of providing high quality products and services while maintaining the trust and serving the needs of our customers, with an emphasis on free cash flow generation and capital efficiency.

Emergence from Voluntary Reorganization under Chapter 11

On December 7, 2020, certain of our direct and indirect wholly-owned domestic subsidiaries (the “Affiliate Debtors”) filed petitions for reorganization under the provisions of Chapter 11 of the Bankruptcy Code and, in connection therewith, filed the proposed Joint Prepackaged Plan of Reorganization (as amended, modified or supplemented from time to time, the “Plan”). On the Emergence Date, the conditions to the effectiveness of the Plan were satisfied and we emerged from Chapter 11.

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

We derive a large amount of revenue from a small number of major and independent oil and gas companies. There were no customers that exceeded 10% of our total revenues in 2022, 2021 or 2020.

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

Accounts Receivable and Allowances

Trade accounts receivable are recorded at the invoiced amount or the earned amount but not yet invoiced and do not bear interest. We maintain our allowance for doubtful accounts at net realizable value. The allowance for doubtful accounts is based on our best estimate of probable uncollectible amounts in existing accounts receivable. We assess individual customers and overall receivables balances to identify amounts that are believed to be uncertain of collection. The aging of the receivable balance as well as economic factors concerning the customer factor into the judgment and estimation of allowances, which often involve significant dollar amounts. Adjustments to the allowance in future periods may be made based on changing customer conditions. Our allowance for doubtful accounts as of December 31, 2022 and 2021 was $6.1 million and $2.2 million, respectively.

As part of the adoption of fresh start accounting and effective upon emergence from bankruptcy, we have adopted new presentations for certain items within our consolidated balance sheets and statement of operations. Prior to emergence from bankruptcy, we recognized bad debt expense within general and administrative expenses. These expenses are now recognized within cost of revenues. During the year ended December 31, 2022 (the "Current Period"), we recognized $2.2 million in bad debt expense. During the Successor Period and Predecessor Period, we recognized $4.9 million and $0.2 million, respectively, in bad debt recoveries. Additionally, in the year ended December 31, 2020 (the "Prior Period"), we recognized bad debt expense of $11.9 million.

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

Prior to emergence from bankruptcy, we recognized the reduction in value assets separately on the consolidated statement of operations. Reduction in value of assets are now recognized within other (gains) and losses, net as a component of operating income.

Other (gains) and losses, net

Other (gains) and losses, net primarily relate to charges recorded as part of our strategic disposal of low margin assets in line with our efforts to reconfigure our organization both operationally and financially (the “Transformation Project”) and includes gains and losses on the disposal of assets, as well as impairments related to long-lived assets.

Other gains, net for the Current Period were $29.1 million, and are primarily comprised of gains of $23.6 million related to our Well Services segment, including a gain of $17.4 million from revisions in estimates related to our decommissioning liability, and $5.2 million related to net gains on the disposal of assets in our Rentals segment.

Other losses, net in the Successor Period were $16.7 million, and are comprised of $13.1 million related to our Well Services segment, including approximately $11.7 million from exit activities related to SES Energy Services India Pvt. Ltd, and $3.6 million related to our Rentals segment.

Restricted Cash

Restricted cash as of December 31, 2022 includes approximately $77.3 million held in a collateral account for the payment and performance of secured obligations including the reimbursement of letters of credit. Additionally, we hold approximately $2.8 million in escrow to secure the future decommissioning obligations related to the oil and gas property.

Income Taxes

We use the asset and liability method of accounting for income taxes. This method considers the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax calculation requires us to make certain estimates about our future operations. Changes in state, federal and foreign tax laws, as well as changes in our financial condition or the carrying value of existing assets and liabilities, could affect these estimates. The effect of a change in tax rates is recognized as income or expense in the period that the rate is enacted.

We recognize deferred tax assets ("DTAs") to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.

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

Foreign Currency

The functional currency of our international subsidiaries is the U.S. dollar. Financial statements of our international subsidiaries are remeasured into U.S. dollars using the historical exchange rate for affected the long-term assets and liabilities and the balance sheet date exchange rate for affected current assets and liabilities. An average exchange rate is used for each period for revenues and expenses. These transaction gains and losses, as well as any other transactions in a currency other than the functional currency, are included in other income (expense) in the consolidated statements of operations in the period in which the currency exchange rates change. During the Current Period, the Successor Period, the Predecessor Period and the Prior Period, we recorded foreign currency losses of $12.6 million, $8.8 million, $2.1 million and $8.9 million, respectively.

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

Restructuring expenses

Restructuring expenses in our consolidated statement of operations during the Current Period, Successor Period and Predecessor Period were $6.4 million, $23.0 million and $1.3 million, respectively. Restructuring expenses in the Current Period represent costs associated with our Transformation Project, as well as legal and other professional expenses primarily related to certain tax and shareholder distribution matters. Restructuring expenses in the Successor Period and Predecessor Period primarily relate to professional fees and separation costs related to former executives and personnel. Additionally, during the Successor Period, we incurred shut down costs of $8.9 million at certain locations in our Well Services segment. These shut down costs include the write-down of inventory of $6.5 million which is reflected in cost of sales and the severance of personnel and other shut down costs of $2.4 million which is primarily reflected in cost of services.

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

(2) Fresh Start Accounting

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

The Equity Rights Offering generated $963 thousand in proceeds used to settle $952 thousand in Cash Opt-in Noteholder claims. The Equity Rights Offering shares were offered at a price of $1.31/share to Cash Opt-out Noteholders. As such, the Equity Rights Offering shares generated the $963 thousand in cash proceeds from the share issuance as well as an implied discount to the Cash Opt-in claimants of $32.2 million, recorded as a loss on share issuance in reorganization items, net. The loss on the Equity Rights Offering share issuance is offset by the gain on share issuance of $32.2 million implied by the issuance of shares to settle Cash Opt-out Noteholder claims at a value of $46.82/share compared to the reorganization value implied share price of $45.14/share.

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

(1) Includes approximately $16.4 million in adjustments to assets and liabilities classified as held for sale. See Note 17 - Discontinued Operations.

(3) Revenue

Disaggregation of Revenue

The following table presents revenues by segment disaggregated by geography (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	For the Twelve Months Ended December 31, 2020
U.S. land
Rentals	$160,742	$87,432	$4,917	$78,537
Well Services	24,558	20,133	3,379	26,924
Total U.S. land	185,300	107,565	8,296	105,461

U.S. offshore
Rentals	140,881	103,646	8,196	129,021
Well Services	122,848	93,412	7,371	104,559
Total U.S. offshore	263,729	197,058	15,567	233,580

International
Rentals	101,319	77,617	5,226	90,277
Well Services	333,612	266,514	16,839	237,931
Total International	434,931	344,131	22,065	328,208
Total Revenues	$883,960	$648,754	$45,928	$667,249

The following table presents revenues by segment disaggregated by type (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	For the Twelve Months Ended December 31, 2020
Services
Rentals	$53,029	$33,629	$2,005	$45,226
Well Services	333,746	272,070	17,229	254,157
Total Services	386,775	305,699	19,234	299,383

Rentals
Rentals	299,128	197,050	14,082	215,163
Well Services	10,186	11,901	352	10,200
Total Rentals	309,314	208,951	14,434	225,363

Product Sales
Rentals	50,786	38,016	2,252	37,446
Well Services	137,085	96,088	10,008	105,057
Total Product Sales	187,871	134,104	12,260	142,503
Total Revenues	$883,960	$648,754	$45,928	$667,249

(4) Inventory

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

	December 31, 2022	December 31, 2021
Finished goods	$36,136	$26,187
Raw materials	8,351	9,753
Work-in-process	4,718	4,253
Supplies and consumables	16,382	20,410
Total	$65,587	$60,603

Finished goods inventory includes component parts awaiting assembly of approximately $20.7 million and $15.2 million as of December 31, 2022 and 2021, respectively.

(5) Decommissioning Liability

We account for our decommissioning liability under ASC 410 – Asset Retirement Obligations. Our decommissioning liability is associated with our oil and gas property and includes costs related to the plugging of wells, decommissioning of the platform and related equipment and site restoration. We review the adequacy of our decommissioning liability whenever indicators suggest that the estimated cash flows and/or timing needed to satisfy the liability have changed materially.

During 2022, we revised our decommissioning program as follows:

•
During the second quarter of 2022, we undertook an initiative to alter our decommissioning program, whereby we intend to convert the platform into an artificial reef (“reef-in-place”). The reef-in-place program would involve severing the top portion of the structure at a permitted navigation depth and placing the severed structure on the sea floor next to the base of the remaining structure. Converting to a reef-in-place program reduced the estimated costs associated with decommissioning the wells and platform, and also impacted the time required to complete the decommissioning activities.

The reduction in cost estimates under a reef-in-place program resulted in a reduction in the carrying value of our decommissioning liability and related note receivable as discussed in Note 6 - Note Receivable, as well as impacted the carrying value of our oil and gas producing assets, such that as of June 30, 2022, our decommissioning liability was reduced by $53.0 million and the related note receivable was increased by $2.6 million. In accordance with ASC 410, the carrying value of our oil and gas producing assets was reduced by $38.2 million, which represented the net book value of our oil and gas assets at June 30, 2022. In connection with these changes, we recognized a gain of approximately $17.4 million, which is included in other (gains) and losses, net in our statement of operations.

•
During the fourth quarter of 2022, information received from the operator of our oil and gas property raised concerns regarding the economic viability of the remaining well recompletions, which caused us to modify our planned well completions schedule. This change resulted in the acceleration of the estimated remaining life expectancy of the oil and gas assets. Concurrent with this ongoing analysis, the operator of our oil and gas property received a notice from the Bureau of Safety and Environmental Enforcement regarding idle wells, which was aligned with the actions we were initiating. In response, in December 2022, we revised our estimates relating to the timing and the cost of decommissioning the wells.

We now estimate all decommissioning activities, including the decommissioning of the platform, to be completed by the second quarter of 2030. Previously, we had expected final decommissioning activities to be completed by the second quarter of 2031. Due to the upward revision in decommissioning costs for the wells, and an acceleration in timing to decommission the wells and platform, at December 31, 2022, our decommissioning liability was increased by $13.8 million, the related note receivable was increased by $2.7 million and we recorded an asset retirement cost asset of $11.1 million.

The following table presents the activity during 2022 impacting our decommissioning liability, the related note receivable and oil and gas producing assets:

	Balance at December 31, 2021	2022 Activity (1)	Reef-in-place Adjustment	Year End 2022 Adjustment	Balance at December 31, 2022
Decommissioning Liability	$190,380	$9,500	$(53,028)	$13,819	$160,671
Note Receivable	60,588	3,823	2,581	2,687	69,679
Oil and gas producing assets, net	41,582	(2,790)	(38,235)	11,132	11,689

(1)
Activity during 2022 relates to accretion of the decommissioning liability, interest income on the note receivable and depletion and capital expenditures, net to the oil and gas producing assets.

The following table presents our decommissioning liability as of the periods indicated:

	December 31, 2022	December 31, 2021
Wells	$96,171	$97,810
Platform	64,500	92,570
Decommissioning Liability	160,671	190,380
Less: Note Receivable	(69,679)	(60,588)
Decommissioning Liability, net of Note Receivable	$90,992	$129,792

Accretion expense associated with our decommissioning liability during the Current Period, the Successor Period, the Predecessor Period and the Prior Period was $9.5 million was $9.3 million and $0.5 million, and $6.5 million, respectively.

(6) Note Receivable

Our note receivable consist of a commitment from the seller of oil and gas property for costs associated with abandonment. Pursuant to an agreement with the seller, we invoice the seller an agreed upon amount at the completion of certain decommissioning activities.

As discussed above, changes in estimates regarding the timing and the cost of decommissioning our oil and gas property under a reef-in-place program during the second quarter of 2022 resulted in a $2.6 million increase in the carrying value of our note receivable.

As discussed above, due to revisions in estimates in both costs and timing of decommissioning the wells associated with our oil and gas property, at December 31, 2022, the related note receivable was increased by $2.7 million.

Due to the reduction in estimated costs under the reef-in-place program and revisions to the timing of the expected completion of the platform decommissioning activities, the gross amount of the seller’s obligation is $105.2 million. The carrying value of the note receivable totaled $69.7 million as of December 31, 2022.

The discount on the notes receivable, which is currently based on an effective interest rate of 5.6%, is amortized to interest income over the expected timing of the completion of the decommissioning activities. Interest receivable is considered paid in kind and is compounded into the carrying amount of the note.

We recorded non-cash interest income related to the note receivable of $3.8 million, $3.9 million, $0.4 million and $4.5 million related to our notes receivable during the Current Period, the Successor Period, the Predecessor Period and the Prior Period, respectively. Interest income is included in other reconciling items, net in the Consolidated Statements of Cash Flows.

(7) Leases

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

Our operating leases are primarily for real estate, machinery and equipment, and vehicles. The terms and conditions for these leases vary by the type of underlying asset. Total operating lease expense was as follows (in thousands):

		Successor	Predecessor
	Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	For the Twelve Months Ended December 31, 2020
Long-term fixed lease expense	$9,761	$12,579	$1,824	$18,454
Long-term variable lease expense	2	-	19	10
Short-term lease expense	22,705	10,165	789	4,322
Total operating lease expense	$32,468	$22,744	$2,632	$22,786

Operating leases were as follows (in thousands):

	December 31, 2022	December 31, 2021
Operating lease ROU assets	$18,797	$25,154

Accrued expenses	$4,033	$5,650
Operating lease liabilities	14,634	19,193
Total operating lease liabilities	$18,667	$24,843

Weighted average remaining lease term	18 years	15 years
Weighted average discount rate	5.33%	5.34%

Cash paid for operating leases	$7,395	$13,591
ROU assets obtained in exchange for lease obligations	5,069	2,820

During the Current Year, cash paid for operating leases totaled $7.4 million and ROU assets obtained in exchange for lease obligation were $5.1 million.

Maturities of operating lease liabilities at December 31, 2022 are as follows (in thousands):

2023	$5,805
2024	4,301
2025	3,284
2026	1,573
2027	588
Thereafter	14,747
Total lease payments	30,298
Less imputed interest	(11,631)
Total	$18,667

(8) Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is as follows (in thousands):

	December 31, 2022	December 31, 2021
Machinery and equipment	$378,907	$360,353
Buildings, improvements and leasehold improvements	70,816	75,374
Automobiles, trucks, tractors and trailers	6,376	6,450
Furniture and fixtures	19,373	19,668
Construction-in-progress	5,185	6,700
Land	26,695	28,671
Oil and gas producing assets	11,714	44,700
Total	519,066	541,916
Accumulated depreciation and depletion	(236,690)	(185,642)
Property, plant and equipment, net	$282,376	$356,274

We had $7.1 million and $7.2 million of leasehold improvements at December 31, 2022 and 2021, respectively. These leasehold improvements are depreciated over the shorter of the life of the asset or the term of the lease using the straight line method. Oil and gas producing assets include capitalized asset retirement costs associated with our oil and gas property.

Depreciation and depletion expense associated with our property, plant and equipment for the Current Period was $87.6 million. Depreciation and depletion expense, excluding depreciation related to assets held for sale, for the year ended for the Successor Period, Predecessor Period and the Prior Period was $209.7 million, $7.8 million and $108.0 million, respectively. See Note 17 - Discontinued Operations for a discussion of depreciation expense related to our discontinued operations.

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

Gains and losses on disposals of assets are recognized within other (gains) and losses, net in our statement of operations. Prior to the Emergence Date, we recognized gains and losses on the disposal of assets within general and administrative expenses.

During the second quarter of 2022, changes in estimates regarding the timing and cost of decommissioning our oil and gas property under a reef-in-place program impacted the carrying value of our oil and gas producing assets. In accordance with ASC 410, the carrying value of our oil and gas producing assets, which included capitalized oil and gas reserves and capitalized asset retirement costs, was reduced by $38.2 million, which represented the net book value of all of our oil and gas assets at June 30, 2022.

As discussed above, due to revisions in estimates in both costs and timing of decommissioning the wells associated with our oil and gas property, at December 31, 2022, we recorded capitalized asset retirement costs of $11.1 million.

(9) Debt

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

As of December 31, 2022, the borrowing base under the Credit Facility was approximately $120.0 million and we had $34.9 million of letters of credit outstanding that reduced the borrowing availability under the revolving credit facility. We had no outstanding borrowings under the Credit Facility as of December 31, 2022.

(10) Stock-Based Compensation Plans

2021 Management Incentive Plan

Our Board of Directors (the “Board”) and the Compensation Committee of the Board (the “Compensation Committee”) have approved and adopted our Management Incentive Plan (“MIP”), which provides for the grant of share-based and cash-based awards and, in connection therewith, the issuance from time to time of up to 1,999,869 shares of our Class B common stock, par value $0.01 per share. To date, grants under the MIP have been in the form of shares of Class B common stock ("RSAs"), restricted stock units which will be settled in Class B common stock upon the satisfaction of time-based vesting conditions ("RSUs") and performance stock units which will be settled in Class B common stock upon the satisfaction of time-based vesting conditions and performance-based vesting conditions ("PSUs").

The RSAs vest over a period of three years, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement. RSUs granted in 2022 generally vest in three equal annual installments over the three-year period, subject generally to continued employment and the other terms and conditions set forth in the forms of the RSU award agreements. RSUs granted in 2021 vest in full in the first quarter of 2023, subject generally to continued employment and the other terms and conditions set forth in the forms of the RSU award agreements. PSUs may be earned between 25% and 100% of the target award based on achievement of share price goals set forth in the forms of the PSU award agreements and will vest to the extent that share price goals are achieved based on the terms and conditions set forth in the forms of the PSU award agreements.

The following sets forth issuances under the MIP:

In June 2021, we issued 76,269 RSAs with a grant date fair value of $39.53 per share. During the Current Period, 42,389 RSAs vested and 3,904 RSAs were forfeited and placed in treasury. The unamortized estimated grant date fair value as of December 31, 2022 was approximately $0.8 million.

During the third quarter of 2021, we granted 50,596 RSUs with a grant date fair value of $39.53 per share. During the Current Period, 10,437 shares vested and 2,212 shares were forfeited. The unamortized estimated grant date fair value as of December 31, 2022 was immaterial. All RSUs granted in 2021 are scheduled to vest in the first quarter of 2023.

In March 2022, we granted 72,050 RSUs and 288,199 PSUs which was intended to satisfy stock awards for the next three years. Additional grants may be issued for new hires and promotions. The grant date fair value of the RSUs was estimated to be $58.80 per share. The unamortized estimated grant date fair value as of December 31, 2022 was $3.1 million.

In July 2022, we granted 88,215 RSUs with a grant date fair value of $58.80 per share. The unamortized estimated grant date fair value as of December 31, 2022 was $4.2 million.

During the Current Period we recognized $4.8 million in compensation expense associated with grants of RSAs and RSUs. We are currently not amortizing the PSUs as we have not concluded that it is probable that the performance condition will be achieved.

During the Predecessor Period and the Successor Period, we recognized $0.2 million and $2.7 million, respectively, in compensation cost associated with grants of restricted stock and RSUs.

As a result of the consummation of the Plan, restricted stock units issued prior to the Emergence Date were canceled for zero consideration. Reorganization items, net in the Predecessor Period include $0.9 million in costs associated with the cancellation of the pre-Emergence outstanding restricted stock units.

Liability-Classified Compensation

401(k)

We maintain a defined contribution profit sharing plan for employees who have satisfied minimum service requirements. Employees may contribute up to 75% of their eligible earnings to the plan subject to the contribution limitations imposed by the Internal Revenue Service. We provide a nondiscretionary match of 100% of an employee’s contributions to the plan, up to 4% of the employee’s salary. We made contributions of $3.1 million, $2.6 million, $0.4 million and $6.2 million during December 31, 2022, the Successor Period, the Predecessor Period and in 2020, respectively.

Supplemental Executive Retirement Plan

We have a supplemental executive retirement plan (“SERP”). The SERP provides retirement benefits to our executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant. Prior to January 1, 2020, under the SERP, we made annual contributions to a retirement account based on age and years of service. The participants in the plan received contributions ranging from 5% to 35% of salary and annual cash bonus, which totaled $0 million during 2020. We made payments to eligible participants in the SERP of $1.7 million and $3.4 million during 2022 and the Successor Period, respectively. No payments were made during the Predecessor Period or during 2020.

Non-Qualified Deferred Compensation Plan

The Nonqualified Deferred Compensation Plan (“NQDC Plan”) provides an income deferral opportunity for executive officers and certain senior managers who qualified for participation. Participants in the NQDC Plan could make an advance election each year to defer portions of their base salary, bonus and other compensation. Payments made to participants are based on their enrollment elections and plan balances. No deferrals were elected for 2022. We have not had enrollment periods for the NQDC since 2019.

(11) Income Taxes

The income tax provision is as follows:

	Successor		Predecessor
In thousands:	For the Year Ended December 31, 2022	Period February 3, 2021 through December 31, 2021	Period January 1, 2021 through February 2, 2021	For the Year Ended December 31, 2020
Current income tax expense/(benefit)
Federal	$(50)	$(1,106)	$-	$(36,506)
State	945	(307)	-	635
Foreign	23,738	6,220	3,314	8,497
Total current income tax expense/(benefit)	24,633	4,807	3,314	(27,374)

Deferred income tax expense/(benefit)
Federal	(83,420)	(42,904)	55,015	4,593
State	165	2,633	(182)	(638)
Foreign	(19,097)	2,166	1,856	(3,469)
Total deferred income tax expense/(benefit)	(102,352)	(38,105)	56,689	486
Total income tax expense/(benefit)	$(77,719)	$(33,298)	$60,003	$(26,888)

For the year ended December 31, 2022, we recognized a worthless stock deduction in the U.S. related to deductible outside basis differences in certain domestic subsidiaries, which is the primary driver of the increase in federal deferred tax. We executed a transaction through which a worthless stock deduction of approximately $495.2 million was deducted for income tax purposes resulting in an estimated net tax benefit of $104.0 million. Consistent with our policy, we evaluated the deduction and believe it will more likely than not be sustained on its technical merits and have recognized its benefits accordingly.

During the Current Period, U.S. rental income and foreign tax from foreign jurisdictions increased. Additionally, income in a few of our foreign operations improved. In these jurisdictions, namely Brazil, we benefitted from the release of a valuation allowance due to a pattern of sustained profitability such that it is viewed as more likely than not that the deferred income tax assets will be realized.

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

Effective in tax year 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the current period and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. The legislation did not have a material impact in our business, operating results, and financial condition

A reconciliation of the U.S. statutory federal tax rate to the consolidated effective tax rate is as follows:

	Successor		Predecessor
Continuing Operations (in thousands):	For the Year Ended December 31, 2022	Period February 3, 2021 through December 31, 2021	Period January 1, 2021 through February 2, 2021	For the Year Ended December 31, 2020
Computed expected tax expense/(benefit)	$44,798	$(32,635)	$69,125	$(53,431)
State and foreign income taxes	(350)	(17,893)	6,217	5,026
Valuation allowance	(13,140)	-	(46,208)	19,024
Gain on Settlement of Liabilities Subject to Compromise		-	(89,905)	-
Reduction in Deferred Tax Assets		19,154	87,316	-
Fresh Start Adjustments		-	29,099	-
Worthless stock deduction	(103,992)	-	-	-
Foreign Tax Credit	(5,161)	-	-	-
Other	126	(1,924)	4,359	2,493
Total income tax expense/(benefit)	$(77,719)	$(33,298)	$60,003	$(26,888)

For the year ended December 31, 2022, the total tax provision differs from the tax computed using the standard tax rate primarily due to the worthless stock deduction of $104.0 million previously discussed. In addition, due to increased profitability, we released several valuation allowances including a $14.5 million related our U.S. foreign tax credit (“FTC”) carryforward and $8.7 million related to Brazil deferred tax assets primarily consisting of NOL carryforward.

For the year ended December 31, 2021, we evaluated the tax impact resulting from our emergence from Chapter 11 Bankruptcy on February 2, 2021 and the Plan. As part of the debt restructuring, a substantial portion of our pre-petition debt was extinguished. Absent an exception, a taxpayer recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. A taxpayer in bankruptcy may exclude CODI from taxable income but must first reduce its tax attributes by the amount of CODI realized. When the debt was extinguished, we realized CODI for U.S. federal income tax purposes of approximately $433.0 million. The CODI exclusion resulted in a partial elimination of our federal net operating loss carryforwards, as well as a partial reduction in tax basis in assets, primarily property, plant and equipment. The CODI also eliminated $19.2 million of state NOL deferred tax asset which resulted in a corresponding reduction in the state valuation allowance.

Section 382 of the Internal Revenue Code of 1986 provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. We experienced an ownership change on February 2, 2021, as defined in Section 382, due to the Plan. The limitation under Section 382 is based on the value of the corporation as of the Emergence Date. Currently, we do not expect the Section 382 limitation to impact our ability to use U.S. NOLs and FTC carryover tax attributes due to qualification for relief under Section 382.

Significant components of our deferred tax assets and liabilities are as follows:

In thousands:	December 31, 2022	December 31, 2021
Deferred tax assets:
Allowance for doubtful accounts	$1,374	$1,046
Operating loss and tax credit carryforwards	157,395	84,684
Compensation and employee benefits	7,376	8,832
Decommissioning liabilities	39,328	39,328
Goodwill and other intangible assets	369	772
Operating leases	126	197
Other Asset	52,345	30,749
Total gross deferred tax assets	258,313	165,608
Less: Valuation allowance	(80,280)	(90,781)
Total deferred tax assets	$178,033	74,827

Deferred tax liabilities:
Property, plant and equipment	$64,571	$64,721
Notes receivable	17,812	17,812
Other Liability	1,546	1,287
Total deferred tax liabilities	$83,929	$83,820

Net deferred tax assets (liabilities)	$94,104	$(8,993)

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

The ultimate realization of deferred tax assets for the U.S. FTC carryovers is dependent on the generation of future taxable income of the appropriate character during the FTC carryforward period. We previously considered FTC credit carryforwards to be unrealizable primarily due to our cumulative history of losses in the U.S. and Sec. 382 tax attribute utilization limits resulting from bankruptcy. During 2022, we determined there is now enough positive evidence to realize a portion of the tax benefit related to U.S. FTC carryforwards. This is due to a pattern of sustained profitability in the U.S. since we emerged from bankruptcy and capacity relief under Section 382. The amount of valuation allowance released recognizes the FTC deferred tax assets we estimate will offset U.S. taxes in the next 2-3 years before expiration. We have $40.0 million of U.S. FTC deferred tax assets that continue to have a valuation allowance against them, including $5.2 million in 2022 FTCs that carryforward up to 10 years. We will continue to evaluate the realizability of U.S. FTCs in future years.

A valuation allowance has been placed on the state net operating losses. Similarly, with the exception of Brazil, the deferred tax assets on the majority of our foreign operation jurisdictions continue to require a valuation allowance.

The amount of our net deferred tax assets considered realizable could be adjusted if projections of future taxable income are reduced or objective negative evidence in the form of a three-year cumulative loss is present or both. Should we no longer have a level of sustained profitability, excluding non-recurring charges, we will have to rely more on our future projections of taxable income to determine if we have an adequate source of taxable income for the realization of our deferred tax assets, namely NOL, interest limitation, and tax credit carryforwards. This may result in the need to record a valuation allowance against all or a portion of our deferred tax assets.

The amount of U.S. consolidated net operating losses available as of December 31, 2022, after attribute reduction, is estimated to be approximately $367.9 million, which are available to reduce future taxable income, of which $20.4 million have a 20-year carryforward period and expire after 2036 and $347.5 million have an indefinite carryforward but are limited to offsetting 80% of taxable income each year. At December 31, 2022, we also had various state net operating loss carryforwards with expiration dates starting in 2022. The state net operating losses net deferred tax asset of $19.6 million has a full valuation allowance. At December 31, 2022, we also had a U.S. foreign tax credit carryforward of $59.7 million with expiration dates from 2024 to 2032. A partial valuation allowance was setup against the foreign tax credit carryforward in the amount of $40.0 million, which will more-likely-than-not expire before being utilized.

We have not provided additional US income tax expense on foreign earnings of foreign affiliates. At December 31, 2022 our foreign subsidiaries had an overall accumulated deficit in earnings. We are repatriating from foreign subsidiaries and the distributions are not subject to incremental US taxation because they represent either 1) return of basis where there is not current or accumulated earnings and profits, 2) previously taxed earnings and profits or 3) foreign earnings exempt from incremental US tax. We file income tax returns in the U.S., including federal and various state filings, and certain foreign jurisdictions. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. We remain subject to U.S. federal tax examinations for years after 2018.

The activity in unrecognized tax benefits is as follows:

	Successor		Predecessor
In thousands:	For the Year Ended December 31, 2022	Period February 3, 2021 through December 31, 2021	Period January 1, 2021 through February 2, 2021	For the Year Ended December 31, 2020
Unrecognized tax benefits at beginning of period	$14,973	$14,706	$13,206	$13,206
Additions based on tax positions related to prior years	569	2,848	1,500	1,757
Reductions based on tax positions related to prior years	(334)	(552)	-	-
Additions based on tax positions related to current year	78	-	-	-
Reductions as a result of a lapse of the applicable statute of limitations	-	-	-	(757)
Reductions relating to settlements with taxing authorities	(1,277)	(2,029)	-	(1,000)
Unrecognized tax benefits at end of period	$14,009	$14,973	$14,706	$13,206

We had unrecognized tax benefits of $14.0 million as of December 31, 2022, and $15.0 million as of December 31, 2021, all of which would impact our effective tax rate if recognized. It is reasonably possible that $9.7 million of unrecognized tax benefits could be settled in the next twelve-month period due to the conclusion of tax audits or due to the expiration of statute of limitations. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

The amounts above includes accrued interest and penalties of $7.2 million and $6.9 million for periods ended December 31, 2022 and 2021, respectively.

(12) Earnings per Share

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

The following table presents the reconciliation between the weighted average number of shares for basic and diluted earnings per share.

			Predecessor
	For the Twelve Months Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
Weighted-average shares outstanding - basic	20,024	19,998	14,845
Potentially dilutive stock awards and units	63	-	60
Weighted-average shares outstanding - diluted	20,087	19,998	14,905

(13) Segment Information

Our reportable segments are Rentals and Well Services.

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

We evaluate the performance of our reportable segments based on income or loss from operations. The segment measure is calculated as segment revenues less segment operating expenses, including general and administrative expenses, depreciation, depletion, amortization and accretion expense and other (gains) and losses, net. We use this segment measure to evaluate our reportable segments as it is the measure that is most consistent with how we organize and manage our business operations. Corporate and other costs primarily include expenses related to support functions, including salaries and benefits for corporate employees.

Summarized financial information for our segments is as follows (in thousands):

For the year ended December 31, 2022 (Successor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$402,942	$481,018	$-	$883,960
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	137,626	339,325	-	476,951
Depreciation, depletion, amortization and accretion	58,731	34,841	4,488	98,060
General and administrative expenses	28,139	45,898	54,257	128,294
Restructuring expenses	-	-	6,375	6,375
Other (gains) and losses, net	(5,190)	(23,575)	(369)	(29,134)
Income (loss) from operations	$183,636	$84,529	$(64,751)	$203,414

For the Period February 3, 2021 through December 31, 2021 (Successor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$268,695	$380,059	$-	$648,754
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	105,373	316,879	-	422,252
Depreciation, depletion, amortization and accretion	152,250	61,074	6,535	219,859
General and administrative expenses	24,812	46,780	45,983	117,575
Restructuring expenses	-	-	22,952	22,952
Other (gains) and losses, net	3,609	13,117	-	16,726
Income (loss) from operations	$(17,349)	$(57,791)	$(75,470)	$(150,610)

For the Period January 1, 2021 through February 2, 2021 (Predecessor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$18,339	$27,589	$-	$45,928
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	7,839	21,934	-	29,773
Depreciation, depletion, amortization and accretion	4,271	3,666	421	8,358
General and administrative expenses	2,027	4,111	4,914	11,052
Restructuring expenses	-	-	1,270	1,270
Income (loss) from operations	$4,202	$(2,122)	$(6,605)	$(4,525)

For the year ended December 31, 2020 (Predecessor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$297,835	$369,414	$-	$667,249
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	109,902	298,229	-	408,131
Depreciation, depletion, amortization and accretion	63,072	48,929	3,770	115,771
General and administrative expenses	52,718	73,200	79,855	205,773
Restructuring expenses	-	-	47,055	47,055
Reduction in value of assets	754	21,038	1,983	23,775
Income (loss) from operations	$71,389	$(71,982)	$(132,663)	$(133,256)

Identifiable Assets

		Well	Corporate	Consolidated
	Rentals	Services	and Other	Total
December 31, 2022	$432,437	$533,327	$225,248	$1,191,012
December 31, 2021	379,453	636,256	183,799	1,199,508

At December 31, 2022 and 2021, the Corporate and Other segment included $12.0 million and $37.5 million of identifiable assets relating to assets held for sale. Additionally, the Corporate and Other segment as of December 31, 2022 includes $97.5 million of non-current deferred tax assets. For further discussion see Note 17 - Discontinued Operations.

Capital Expenditures

		Well	Corporate	Consolidated
	Rentals	Services	and Other	Total
December 31, 2022	$54,126	$10,729	$929	$65,784
For the period from February 3, 2021 through December 31, 2021	27,335	6,817	-	34,152
For the period from January 1, 2021 through February 2, 2021 (Predecessor)	2,429	606	-	3,035
December 31, 2020 (Predecessor)	24,053	19,609	3,991	47,653

Geographic Information

We operate in the U.S. and in various other countries throughout the world. Our international operations are primarily focused in Latin America, Asia-Pacific and the Middle East and North Africa regions. We attribute revenue to various countries based on the location where services are performed or the destination of the drilling products or equipment sold or rented. See Note 3 - Revenues for a detail of our domestic and international revenues. Long-lived assets consist primarily of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period.

Long-Lived Assets

	December 31, 2022	December 31, 2021
United States	$212,534	$231,388
Other countries	69,842	124,886
Total	$282,376	$356,274

(14) Fair Value Measurements

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Non-qualified deferred compensation assets and liabilities
Other long-term assets, net	$-	$16,299	$-	$16,299
Accrued expenses	-	1,831	-	1,831
Other long-term liabilities	-	15,855	-	15,855

Investment in equity securities	$-	$-	$-	$-

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Non-qualified deferred compensation assets and liabilities
Other long-term assets, net	$-	$15,896	$-	$15,896
Accrued expenses	-	2,250	-	2,250
Other long-term liabilities	-	19,218	-	19,218

Investment in equity securities	$25,735	$-	$-	$25,735

Our non-qualified deferred compensation plans allow officers, certain highly compensated employees and non-employee directors to defer receipt of a portion of their compensation and contribute such amounts to one or more hypothetical investment funds. These investments are reported at fair value based on unadjusted quoted prices in active markets for identifiable assets and observable inputs for similar assets and liabilities, which represent a Level 2 in the fair value hierarchy depending on the type of investment. Commencement of the Chapter 11 Cases automatically stayed payments under the non-qualified deferred compensation plans. As a result of the consummation of the Plan, restricted stock units issued prior to the Fresh Start Accounting Date under our stock incentive plans were canceled for zero consideration.

Investment in equity securities related to our ownership in common stock of Select Energy Services, Inc. ("Select"). This investment was reported at fair value based on unadjusted quoted prices which are readily determinable, which represents a Level 1 in the fair value hierarchy.

The carrying amount of cash equivalents, accounts receivable, accounts payable and accrued expenses, as reflected in the consolidated balance sheets, approximates fair value due to the short maturities. We historically utilized unadjusted quoted prices in the market for measuring the fair value of debt.

(15) Other Income (Expense)

Other income (expense) primarily relate to re-measurement gains and losses associated with our foreign currencies and realized and unrealized gains and losses on our investment in common stock of Select.

Losses on foreign currencies during the Current Period, the Successor Period, the Predecessor Period and the Prior Period were $12.6 million, $8.8 million, $2.1 million and $8.9 million, respectively. Losses on foreign currencies during the Current Period include an expense of $2.7 million which represents a correction of an immaterial error relating to a period prior to our emergence from bankruptcy. Gains and losses on foreign currencies are primarily related to our operations in Brazil and Argentina.

During the Current Period, we disposed of 4.1 million shares of Select for $34.7 million, and we recognized gains totaling $8.9 million in connection with these transactions. During the Successor Period, we disposed of 0.7 million shares of Select for $4.1 million, and we recognized gains totaling $0.4 million. Unrealized gains during the Successor Period were $2.1 million. As of December 31, 2022, all shares of Select have been disposed.

(16) Contingencies

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

A subsidiary of ours is involved in legal proceedings with two former employees regarding the payment of royalties for a patentable product paid for by the subsidiary and developed while they worked for the subsidiary. Those former employees have filed separate two lawsuits in the Harris County District Court, in which the former employees allege that the royalty payments they had invoiced at 25% and for which they received payments in the invoiced amounts since 2010, instead should have been paid at a rate of 50%. The first lawsuit (the “First Case”), filed during the second quarter of 2018, sought to recover alleged unpaid royalties from May 2014 through May 2019. The second lawsuit (the “Second Case”) was filed in the same district court against the same subsidiary of ours, brought the same claims, and sought damages post-judgment from the First Case until the discontinuation of the leasing of the product at issue by the subsidiary at the end of 2019.

In both lawsuits, the district court ruled against our subsidiary and entered final judgments, which we fully secured with a bond. We strongly disagreed with the result and believed the district court committed several legal errors that should be corrected by reversal of each of the judgments. Accordingly, we pursued separate appeals in the Fourteenth Court of Appeals

In August 2022, in the appeal from the judgment in the First Case, the Fourteenth Court of Appeals (the "Court of Appeals") ruled in favor of our subsidiary on the plaintiffs’ claims for a combined 50% royalty. The Court of Appeals ruled that because the plaintiffs invoiced our subsidiary for a combined 25% royalty and accepted payments in that amount every month since 2010, the plaintiffs forever waived any claim to any royalties in any amount other than a combined 25% royalty, net of expenses. The Court of Appeals reversed the judgment in the First Case and remanded to the district court to assess damages, if any, owed for royalties between January 2018 and May 2019.

The appeal from the judgment in the Second Case was abated by the Fourteenth Court of Appeals pending the resolution of the appeal in the First Case.

On October 7, 2022, our subsidiary reached a confidential settlement in both the First Case and the Second Case with the plaintiffs to resolve any and all disputes between them. At the request of both parties in the appeals from both the First Case and the Second Case, the Fourteenth Court of Appeals has reversed the respective judgments entered by the district court. The district court has now entered take-nothing judgments in favor of our subsidiary in both cases and has released the supersedeas bonds filed by our subsidiary in both cases. Accordingly, both the First Case and the Second Case are fully and finally resolved.

Our Indian subsidiary, SES Energy Services India Pvt. Ltd (“SES India”), entered into a contract with an Indian oil and gas company to provide an offshore vessel for well stimulation. A dispute arose over the performability of the terms of the contract. The contract was terminated by the customer. Any remaining contingency under this contract was terminated in connection with SES India entering into bankruptcy during 2022.

In October 2022, we had a hearing before the Washington State Board of Tax Appeals (the “Tax Board”) in relation to a dispute arising in April 2019 pertaining to a use tax assessment from 2016 as a result of the construction of a vessel by one of our subsidiaries. As of December 31, 2022, the assessment, including interest, totaled $26.9 million. While we are confident that the assessment is legally insupportable, if the Tax Board upholds the assessment we will be responsible for payment of the full assessment within thirty days of the decision. Although we are unable to estimate the probability of the outcome of this matter or the range of reasonably possible loss, if any, we have reserved an amount we believe to be adequate to cover any final assessment levied by the state.

(17) Discontinued Operations

The following table summarizes the components of loss from discontinued operations, net of tax (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	Year Ended December 31, 2020
Revenues	$-	$90,682	$10,719	$184,580
Cost of services	-	85,191	10,398	180,408
Depreciation, depletion, amortization and accretion	-	31,502	2,141	31,022
General and administrative expenses	8,043	8,847	1,119	22,035
Other (gains) and losses, net	(2,249)	15,807	-	-
Reduction in value of assets	-	-	-	117,335
Loss from operations	(5,794)	(50,665)	(2,939)	(166,220)
Other income (expense)	-	188	2,485	(2,069)
Loss from discontinued operations before tax	(5,794)	(50,477)	(454)	(168,289)
Income tax benefit (expense)	1,217	10,408	102	(398)
Income (loss) from discontinued operations, net of income tax	$(4,577)	$(40,069)	$(352)	$(168,687)

The following summarizes the assets and liabilities related to the business reported as discontinued operations (in thousands):

	December 31, 2022	December 31, 2021
Assets:
Accounts receivable, net	$350	$7,469
Property, plant and equipment, net	11,468	29,328
Other assets	160	731
Total assets held for sale	$11,978	$37,528

Liabilities:
Accounts payable	$86	$652
Accrued expenses	3,192	4,268
Other liabilities	71	687
Total liabilities held for sale	$3,349	$5,607

Significant operating non-cash items and cash flows from investing activities for our discontinued operations were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	Year Ended December 31, 2020
Cash flows from discontinued operating activities:
Reduction in value of assets	$-	$-	$-	$117,335
(Gain)/loss on sale of assets	-	-	(43)	286
Other (gains) and losses, net	(2,249)	15,807	-	-
Depreciation, depletion, amortization and accretion	-	31,502	2,141	31,022
Cash flows from discontinued investing activities:
Proceeds from sales of assets	20,110	88,332	486	22,224

(18) Supplemental Cash Flow Information

The table below is a reconciliation of cash, cash equivalents and restricted cash for the beginning and the end of the period for all periods presented:

	Successor		Predecessor
	Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021	Year Ended December 31, 2020
Cash, cash equivalents, and restricted cash, beginning of period
Cash and cash equivalents	$314,974	$172,768	$188,006	$272,624
Restricted cash-current	-	16,751	-	-
Restricted cash-non-current	79,561	80,179	80,178	2,764
Cash, cash equivalents, and restricted cash, beginning of period	$394,535	$269,698	$268,184	$275,388

Cash, cash equivalents, and restricted cash, end of period
Cash and cash equivalents	$258,999	$314,974	$172,768	$188,006
Restricted cash-current	-	-	16,751	-
Restricted cash-non-current	80,108	79,561	80,179	80,178
Cash, cash equivalents, and restricted cash, end of period	$339,107	$394,535	$269,698	$268,184

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (as amended) (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, the disclosure controls and procedures provide reasonable assurance that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2022 were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. See disclosure of a material weakness below under “Management’s Annual Report on Internal Control Over Financial Reporting.”

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our CEO and CFO, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management determined that as of December 31, 2022, our internal control over financial reporting was not effective due to the material weakness described below.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2022, management identified a material weakness in our internal control over financial reporting as we did not design and maintain effective controls to review the reasonableness of assumptions determined by, and accuracy of calculations performed by, our external tax service providers. This material weakness resulted in an adjustment to deferred tax benefit and income tax benefit that was recorded in the consolidated financial statements as of and for the year ended December 31, 2022. Additionally, this material weakness could result in misstatements of income tax related balances that would result in a material misstatement to the annual or interim consolidated financial statements which would not be prevented or detected.

Remediation Plan for Material Weakness

In order to address the material weakness described above, management has implemented a remediation plan that includes implementing enhancements to our controls around reviewing the reasonableness of assumptions determined by, and the accuracy of calculations performed by, our external tax service providers.

We believe the measures will remediate the material weakness and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Pursuant to the Stockholders Agreement (defined below), our current Board of Directors consists of the following seven members:

•
Joseph Citarrella
•
Daniel E. Flores
•
Michael Y. McGovern
•
Brian K. Moore
•
Julie J. Robertson
•
Krishna Shivram
•
Timothy J. Winfrey

We currently have an Audit Committee and a Compensation Committee. All directors serve on each committee. The Board believes under NYSE listing standards (which we are not currently subject to), that all of the directors, except for Mr. Moore and Mr. McGovern, may be independent directors, provided that Mr. Citarrella and Mr. Flores may not be independent for Audit Committee purposes. The Board considers Mr. Shivram to be an Audit Committee financial expert.

Joseph Citarrella, 36, is currently a Managing Principal for Monarch Alternative Capital LP (“Monarch”), a private investment firm. From 2008 to 2012, Mr. Citarrella was an Associate at Goldman Sachs in the Global Investment Research equity group covering the integrated oil, exploration and production, and refining sectors. From 2017 to 2018, Mr. Citarrella served as nonexecutive Chairman of the Board of Vanguard Natural Resources, Inc., a Houston based independent oil and gas company. From 2018 to 2019, Mr. Citarrella served as an independent director for Resolute Energy. Mr. Citarrella is a designated director of Monarch. Mr. Citarrella is a valuable member of our board of directors because of his extensive experience in the oil and gas industry.

Daniel E. Flores, 52, is currently a Partner at GoldenTree Asset Management LP (“GoldenTree”), an employee-owned global asset management firm. Mr. Flores served as Senior Vice President of Avenue Capital Group from 2008 to 2013. Previously, Mr. Flores worked in the Restructuring and Finance Group at Lehman Brothers and as an analyst at Merrill Lynch. Mr. Flores is a designated director of GoldenTree. Mr. Flores is a valuable member of our board of directors because of his extensive experience in the financial industry.

Michael Y. McGovern, 71, is currently our Executive Chairman. Mr. McGovern also serves as a director of Cactus, Inc. and previously served as a director of Nuverra Environmental Services and ION Geophysical Corporation. Mr. McGovern has more than 40 years of experience in the energy industry having served as a director and an executive at multiple public and private companies. Mr. McGovern is a valuable member of our board of directors because of his extensive experience in the oil and gas industry.

Julie J. Robertson, 67, served as the Executive Chair of Noble Corporation and previously served as Chair of the Board, President and Chief Executive Officer from January 2018 until her retirement in May 2020. From 2001 to 2018, Ms. Robertson served in various other management roles for Noble Corporation and its subsidiaries. Ms. Robertson served continuously as Corporate Secretary of Noble Corporation from 1993 until assuming the Chair’s role in 2018 and served as Chair at the time of the filing by Noble Corporation and certain other debtors of voluntary petitions for reorganization pursuant to chapter 11 of the United States Code on July 31, 2020. Ms. Robertson resigned as Chair of Noble Corporation in 2021. Ms. Robertson is also Chair of the Board and Remuneration Committee of Seadrill Limited, a director of EOG Resources, Inc. and a trustee of Spindletop Charities, Inc. In 2020, Ms. Robertson was elected the first female Chair of the International Association of Drilling Contractors. Ms. Robertson serves as the Chair of our Compensation Committee. Ms. Robertson is a designated director of GoldenTree. Ms. Robertson is a valuable member of our board of directors because of her extensive experience in the oil and gas industry.

Krishna Shivram, 60, has over 31 years of experience spread across financial and management positions in the oil and gas industry in the United States, Middle East, Europe and India. Mr. Shivram serves as a director of Allison Transmission Holdings Inc. and Ranger Energy Services Inc. He is also Managing Partner of Veritec Ventures LLC, a venture capital firm focused on making energy transition and climate tech investments. Mr. Shivram served as Chief Executive Officer of Sentinel Energy Services Inc. from 2017 to 2020. Prior to that, Mr. Shivram served as a director of Gulfmark Offshore from 2017 to 2018 and held executive positions, including CFO and interim CEO at Weatherford International Plc and VP Treasurer at Schlumberger Limited. Mr. Shivram serves as the Chairman of our Audit Committee.

Timothy J. Winfrey, 62, is currently a Senior Advisor to LeBaronBrown Industries LLC, an investment organization designed to support the long-term growth of industry-leading operating businesses. Mr. Winfrey served as Vice President - Energy Systems and Controls of Roper Technologies Inc. from 2002 to 2015. From 2001 to 2002, Mr. Winfrey served as President of Ingersoll-Rand Company's Commercial and Retail Air Solutions business, prior to which he was Vice President and general manager of Ingersoll-Rand's Reciprocating Compressor division. Prior to that, Mr. Winfrey held various corporate development and general management positions with Owens Corning, Eaton Corporation and British Petroleum Company Plc. Mr. Winfrey is a valuable member of our board of directors because of his extensive experience as a senior executive in the industrial engineering industry.

Brian K. Moore, 66, is currently our President and Chief Executive Officer and a member of the Board of Directors since January 2022. Mr. Moore has previously served as our Executive Vice President of Corporate Services from April 2016 to January 2022, and as our Senior Executive Vice

President of North America Services from February 2012 to March 2016. Prior to that, Mr. Moore held executive positions at Complete Production Services and Integrated Production Services. Mr. Moore is a valuable member of our board of directors because of his extensive experience as a senior executive in the oil field service industry.

The Company has entered into a stockholders agreement (the “Stockholders Agreement”) to provide for certain governance matters. Other than obligations related to Confidential Information (as defined in the Stockholders Agreement), the rights and preferences of each stockholder under the Stockholders Agreement will terminate when such stockholder ceases to own shares of the Class A Common Stock and Class B Common Stock. While the initial Board of Directors designees post-emergence were appointed by GoldenTree, Monarch, and the ad hoc noteholders, going forward, pursuant to the Stockholders Agreement, the Board of Directors consists of seven directors, of whom:

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

Name	Age	Offices Held and Term of Office
Michael Y. McGovern (1)	71	Executive Chairman of the Board of Directors since March 2021
Brian K. Moore	66

President and Chief Executive Officer since January 2022, Executive Vice President of Corporate Services from April 2016 to January 2022, Senior Executive Vice President of North America Services from February 2012 to March 2016

James W. Spexarth	55

Executive Vice President and Chief Financial Officer since August 2021, Interim Chief Financial Officer from March 2021 to August 2021, Chief Accounting Officer since March 2018, Vice President and Corporate Controller from August 2013 to February 2018

(1)
For additional information regarding Mr. McGovern’s employment for the past five years, please refer to the section titled Board of Directors above.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Compensation Discussion and Analysis (“CD&A”) describes our executive compensation philosophy and practices applicable to named executive officers’ compensation for 2022. For 2022, our named executive officers (“NEOs”) were:

Name	Offices Held
Michael Y. McGovern	Executive Chairman, Interim Chief Executive Officer until January 20, 2022
Brian K. Moore	President, Chief Executive Officer
James W. Spexarth	Executive Vice President, Chief Financial Officer and Treasurer
Michael J. Delahoussaye	President, Workstrings International
Bryan M. Ellis	President, Wild Well Control, International Snubbing Services, and International Production Services
Deidre D. Toups	President, Stabil Drill, Superior Completion Services, and HB Rentals

On January 20, 2022, Brian K. Moore, our former Executive Vice President, was appointed President and Chief Executive Officer (“CEO”) and a member of the Board in accordance with the Stockholders’ Agreement. As a result of Mr. Moore’s appointment, Mr. McGovern no longer performs the functions of our principal executive officer but remains with us as Executive Chairman of the Board.

Executive Compensation Philosophy

The Compensation Committee of the Board (the “Compensation Committee”) is responsible for designing, implementing and administering our executive compensation program. The primary objective of that program is to attract and retain key personnel. Our Compensation Committee is guided by several key principles to leverage the Company’s ability to motivate key talent. Our Compensation Committee believes compensation should:

•
Be performance driven
•
Be competitive with a comparable peer group and responsive to a rapidly changing landscape
•
Balance short term and long-term objectives
•
Focus on the retention of high performing executives
•
Support our business strategies and initiatives

Compensation Practices in 2022

The CEO developed recommendations for compensation practices in 2022 that were subject to Compensation Committee approval. The CEO’s recommendations are based on his evaluations of the performance of the executives and are based on several factors, including individual performance, business results, and general market information. The Compensation Committee on its own reviews the performance and compensation of the CEO and approves his level of compensation.

In 2022, compensation practices were aligned with the Company to address a number of realities, including:

•
Comprehensive initiative to transform the company with significant associated restructuring efforts
•
Need to retain key staff to facilitate numerous divestitures and related asset sales
•
Rising market pay across energy service sector and inflationary pressures
•
The lack of publicly traded equity to use as compensation currency
•
The need to stabilize and align the executive management team subsequent to initial post-emergence MIP grants and the appointment of a CEO in January 2022 through long term incentive awards
•
Engagement of Evercore as financial advisor regarding potential strategic alternatives, including transformational merger or divestiture transactions

The Compensation Committee regularly reviews and considers the effectiveness of the Company’s existing compensation programs and modifies such programs or develops new programs to better effectuate the Compensation Committee’s compensation objectives. In addition, the Compensation Committee annually evaluates with its independent compensation consultant whether the program is balanced in terms of base pay and incentives, both short-term and long-term.

In 2022, the Compensation Committee engaged Lyons, Benenson & Company Inc. (“LB&Co”) as its independent executive compensation consultant, as it did in 2021. LB&Co is a leading independent compensation consulting firm that advises and counsels boards of directors and their compensation and governance committees on matters related to executive compensation, board compensation and corporate governance. They work collaboratively with directors and top management to develop compensation solutions that are supportive of each client's goals, objectives and long-term plans.

LB&Co advises the Compensation Committee on executive compensation matters and assists in developing and implementing our executive compensation program. LB&Co also informs the Compensation Committee on current trends to ensure the Compensation Committee is aware of evolving market conditions.

Brian K. Moore, who served as a member of the Compensation Committee in 2022 was an officer or employee of the Company, and Michael Y. McGovern, who served as a member of our Compensation Committee in 2022 served as interim Chief Executive Officer for part of 2022 and is currently the Company’s Executive Chairman.

None of our executive officers serves or served during the last completed fiscal year as a director or member of the compensation committee of another organization one of whose executive officers serves or served at the same time as a member of either the Board or the Compensation Committee.

In 2022, LB&Co was directed to compile an analysis of compensation for our key executives. Included in this analysis was a review of our “Peer Group”. In establishing the Peer Group, the Compensation Committee sought to include companies in similar industries, with applicable revenue scope, similar business characteristics and adequate executive compensation disclosures. For 2022, the Peer Group was made up of the following companies for comparison:

•
Expro Group Holdings N.V.
•
Forum Energy Technologies, Inc.
•
Helix Energy Solutions Group, Inc.
•
Helmerich & Payne, Inc.
•
Newpark Resources, Inc.
•
Oceaneering International, Inc.
•
Oil States International, Inc.
•
Patterson-UTI Energy, Inc.
•
ProFrac Holding Corp.
•
ProPetro Holding Corp.
•
RPC, Inc.
•
Select Energy Services, Inc.
•
Weatherford International plc

Competitive data was drawn from both the Peer Group and publicly available survey data in order to analyze where the Company’s compensation stands relative to the market in terms of base salary, short-term and long-term incentive targets and the resulting total estimated direct compensation (“TEDC”). Relative to the peer group analyses by position, all of Superior’s executives’ TEDC register at or below the median for the Peer Group and generally within the range of competitive practice. Target pay may vary from the median based on the executive’s industry experience, company experience and performance in his or her role, internal pay equity among our executives and other factors the Compensation Committee considers relevant, for example the lack of liquidity in the Company’s Class B common stock. Overall, the Compensation Committee believes the compensation program of the Company’s executives to be competitive.

The Change of Control Severance Plan (the “Severance Plan”) was terminated in favor of individual employment agreements for 2022 in consideration of the current size of the Company, the number of participants in the Severance Plan, and to further shareholder value. The former participants in the Severance Plan waived their right to receive any payments or benefits under the Severance Plan.

Components of Executive Compensation

During 2022, the issuance of equity based compensation and new employment agreements continued to evolve our executive compensation program in a multi-step process. The initial post-emergence long-term incentive awards in 2021 were to candidates who were heavily engaged in the stabilization and transition of the Company from bankruptcy. The 2022 awards, in conjunction with new employment agreements, identified the future executive leadership, including the CEO, CFO and business unit leaders, of the Company and were intended to provide stability for the organization and alignment with the transformation initiatives and performance objectives for 2022.

The 2022 equity-based compensation program is designed to provide alignment with the executive team and shareholders and is based on key considerations, including:

•
Multi-year award over a three year period in lieu of customary annual awards
•
20% (other than Mr. McGovern) came in the form of restricted stock units (“RSUs”) vesting ratably over three years.
•
80% (other than Mr. McGovern) came in the form of performance stock units (“PSUs”).

o
The PSUs are subject to termination and forfeiture for no consideration in the event no strategic transaction occurs prior to March 23, 2025, as further specified in the applicable form of PSU award agreement.
o
The PSUs vest only upon transactions that achieve share price hurdles as measured in connection with the consummation of specified transactions.

The three main components of the executive compensation program for 2022 were base salary, annual incentive plan (“AIP”) awards, and long-term incentive awards under the MIP (as defined below).

Base Salary

The primary role of the base salary element of the executive compensation program during 2022 was to compensate executives for the experience, education, personal qualities and other qualifications that were key for their specific roles as well as their level of responsibility. The Compensation Committee monitors and adjusts salaries for our NEOs over time as necessary to remain competitive with the base salaries of executive officers of members of our Peer Group. For additional salary information, see the 2022 Summary Compensation Table below.

On March 28, 2022, the Board and the Compensation Committee approved employment agreements for each of Messrs. Moore, Spexarth, Delahoussaye and Ms. Toups, which superseded and replaced their existing employment agreements with the Company, except for Mr. Delahoussaye who was not a party to an employment agreement with the Company, and in Mr. Moore’s case also superseded his binding term sheet with the Company disclosed in the Company’s Current Report on Form 8-K filed on January 24, 2022. The new employment agreements were deemed appropriate by the Compensation Committee due to marketplace compensation trends, the Company’s strategic positioning and plans, and to account for each NEO's experience in their current role and to provide equitable compensation relationships among internal peers.

Below is more information on each NEO’s base salary:

Name	2021 Base Salary at December 31, 2021	2022 Base Salary
Mr. McGovern	$1,203,904	$750,000
Mr. Moore	450,000	750,000
Mr. Spexarth	425,000	425,000
Mr. Delahoussaye	375,000	375,000
Mr. Ellis	260,000	325,000
Ms. Toups	350,000	350,000

Mr. McGovern was paid $1,203,904 in 2021 for his services as Chairman and principal executive officer. Mr. Moore’s annual base salary was increased from $450,000 to $750,000 in 2022 given his promotion to, and increased responsibility as, CEO.

The base salaries for each of Messrs. Spexarth and Delahoussaye and Ms. Toups remained the same in 2022 as in 2021 given their respective positions and roles remained unchanged. On July 18, 2022, the Board and the Compensation Committee approved an employment agreement for Mr. Ellis. In connection therewith and as a result of his promotion, Mr. Ellis’ salary was increased from $260,000 to $325,000.

On July 18, 2022, the Board and the Compensation Committee approved an executive chairman agreement for Michael Y. McGovern, the Company’s Executive Chairman (the “Executive Chairman Agreement”). The Executive Chairman Agreement provides for an annual base salary of $750,000. Mr. McGovern’s annual base salary is subject to adjustment (upward or downward) if Mr. McGovern’s duties or commitments change during the term of the Executive Chairman Agreement. In addition, Mr. McGovern’s Executive Chairman Agreement provided for a cash lump sum payment in an amount equal to $288,306 to account for the annual base salary Mr. McGovern would have been paid since assuming the position of Executive Chairman until the effective date of the Executive Chairman Agreement, less any payments received from the Company since assuming the position of Executive Chairman until the effective date. Mr. McGovern’s base salary recognizes his executive seniority and tenure and the Company’s efforts to retain talent necessary for success.

The target AIP opportunity for each NEO is 70% of base salary, with the exception of Mr. Moore, for which it is 100% and Mr. McGovern, who does not participate in the AIP.

2022 Executive Annual Incentive Plan

The purpose of the AIP is to reward executives for achievement of annual financial objectives. Furthermore, the AIP is part of a comprehensive compensation program that aligns pay to performance by making a substantial portion of total executive compensation variable, or “at-risk.”

Although the Compensation Committee sets annual incentive target levels that result in target-level payouts when performance objectives are met (subject to the target annual incentive award opportunity provided for in Messrs. Moore’s and Spexarth’s employment agreements), our program may pay out below or above target, contingent upon the Company’s performance relative to the Compensation Committee and Board approved goals, which are set annually based on our operating plan.

At the beginning of each year, our Compensation Committee is responsible for reviewing and recommending for approval by our Board quantifiable corporate performance objectives and the relative weighting of those metrics. At the end of each year, the Compensation Committee reviews the Company’s performance results against these objectives. The 2022 AIP awards were approved by the Compensation Committee in March 2023 based upon metrics set at the beginning of 2022.

AIP Performance Goals for Executives

Under the AIP, our NEOs (other than Mr. McGovern) are eligible to earn a payout based on a target percentage of their base salary. Given the activity in the oil and gas industry, the Compensation Committee also established what it believed was an appropriate EBITDA target of $162.0 million for 2022 given the evolving market landscape. This performance goal was designed to help achieve a balance between stockholder returns and executive compensation and tie a significant portion of compensation directly to our operating and financial performance.

The AIP is designed to focus management’s attention on key financial metrics that drive our performance.

For 2022, 100% of the total payout of the AIP was based on the achievement of the foregoing EBITDA target, and the maximum payout to each eligible NEO (other than Mr. Moore) under the AIP was capped at 140% and at 200% for Mr. Moore.

As noted previously, the Compensation Committee determined to use EBITDA as the primary financial metric for the AIP. As a financial metric, EBITDA is closely linked to cash flow and encourages management to focus on improving efficiency from existing operations. The financial metric provides for threshold, target and maximum payout levels, as a percentage of salary, based upon the achievement of the EBITDA target.

The possible total award payout levels for 2022, stated as a percentage of each NEO’s base salary, are set forth in the table below. As Executive Chairman, Mr. McGovern does not participate in the AIP.

NEO	Threshold	Target	Maximum
Mr. McGovern	0%	0%	0%
Mr. Moore	20%	100%	200%
Mr. Spexarth	14%	70%	140%
Mr. Delahoussaye	14%	70%	140%
Mr. Ellis	14%	70%	140%
Ms. Toups	14%	70%	140%

Based on the Company’s EBITDA results all NEOs, including the CEO, received the maximum bonus available under the AIP for 2022, which was paid in 2023.

Retention Bonus

In March 2022, Mr. Ellis was granted a $182,000 retention bonus pursuant to a long-term cash incentive award agreement, which provides for payment of the retention bonus in three substantially equal installments in March 2022, 2023 and 2024, subject to Mr. Ellis’ continued employment with the Company through each applicable payment date. Mr. Ellis was paid the first installment in an amount equal to $60,667 in March 2022.

Management Incentive Plan

On June 1, 2021, the Board and the Compensation Committee approved and adopted our Management Incentive Plan (“MIP”). The purpose of the MIP is to provide a means through which the Company and its affiliates may attract and retain key personnel and to provide a means whereby directors, officers and employees (and prospective directors, officers and employees) can acquire and maintain an equity interest in the Company, or be paid incentive compensation, which may (but need not) be measured by reference to the value of a share of common stock, thereby strengthening their commitment to the welfare of the Company and its affiliates and aligning their interests with those of our stockholders.

Pursuant to the MIP, the Compensation Committee may grant awards with respect to up to 1,999,869 shares of our Class B common stock.

2022 Management Incentive Plan Awards

On March 28, 2022, the Board and the Compensation Committee approved new forms of RSU award agreements and forms of PSU award agreements under the MIP. On July 18, 2022, the Board and the Compensation Committee approved an RSU award agreement under the MIP for Mr. McGovern and granted RSUs and PSUs to Mr. Ellis in connection with his promotion pursuant to the forms of award agreements.

The RSUs provide the right to receive a share of Class B common stock of the Company, subject to a service-based vesting requirement. The RSUs vest in three equal annual installments over a three-year period, subject to earlier vesting upon certain transactions and, generally, continued employment through the applicable vesting date. The PSUs provide the right to receive a share of Class B common stock of the Company, subject to performance-based vesting requirements, as well as a service-based vesting requirement. Subject to an NEOs continued employment through the applicable vesting date, NEOs can earn 25% to 100% of the target PSU award based generally on achievement of share price hurdles set forth in the PSU award agreements following the completion of certain specified corporate transactions that occur prior to March 23, 2025. If such vesting conditions do not occur prior to such date, the PSUs will terminate and be forfeited for no consideration. As of December 31, 2022, no such specified corporate transactions had occurred. Accordingly, none of the PSUs granted pursuant to the PSU award agreements are vested. On November 16, 2022, in connection with its declaration of a special cash dividend of $12.45 per share of the Company’s Class A common stock and Class B common stock (collectively, the “Common Stock”), the share price hurdles provided in the PSU award agreements were proportionally adjusted downward pursuant to the terms of the award agreements.

The mix of equity awards for 2022 was driven by several factors, including U.S. tax consequences and an effort to encourage appropriate risk taking but discourage excessive risk taking. RSUs are widely used in the energy industry to strengthen the link between stockholder and employee interests, while supporting long-term retention goals and encouraging executives to build and maintain meaningful levels of ownership in the Company. The RSUs align the interests of our NEOs with those of our shareholders by delivering payouts in the form of Class B common stock of the Company, subject generally to the NEOs’ continued employment with the Company through the applicable vesting date.

Mr. McGovern received 100% of his long-term incentive awards in the form of RSUs and was not granted PSUs in recognition of the responsibility inherent in his role as Executive Chairman. In addition, in connection entering into the Executive Chairman Agreement, the Board and the Compensation Committee approved accelerated vesting with respect to 15,642 outstanding restricted shares of our Class B common stock granted to Mr. McGovern pursuant to a restricted stock award agreement, dated June 1, 2021, by and between us and Mr. McGovern. The RSU grant to Mr. McGovern and accelerated vesting of his restricted stock award align Mr. McGovern’s interests with those of the shareholders through the ownership of equity.

PSUs help encourage and reward the creation of long-term value for the Company by aligning leadership’s incentives with those of the shareholders, given the PSU vesting schedule is subject to, in addition to the NEOs’ continued employment through the applicable vesting date, achievement of share price hurdles as measured in connection with the consummation of specified corporate transactions. 80% of our NEOs’ (other than Mr. McGovern) equity-based compensation granted in 2022 came in the form of PSUs, which further supports our commitment to paying for performance through achievement of share price hurdles set forth in the PSU award agreements following the completion of certain specified corporate transactions that occur prior to March 23, 2025.

In 2022, we granted equity-based awards in the form of RSUs and PSUs to Mr. Moore, Mr. Spexarth, Mr. Delahoussaye, Ms. Toups and Mr. Ellis, and RSUs to Mr. McGovern, with respect to the following numbers of units (and corresponding shares of Class B common stock of the Company) per award:

NEO	RSUs	PSUs
Mr. McGovern	79,375	-
Mr. Moore	45,000	180,000
Mr. Spexarth	10,300	41,199
Mr. Delahoussaye	8,750	35,000
Mr. Ellis	8,840	35,360
Ms. Toups	8,000	32,000

The Compensation Committee considered the competitive data when setting the MIP award values, and consistent with private company practice, made upfront awards covering a multi-year period. Award values were set at the levels the Compensation Committee believed appropriate representing each individual NEO’s position within the Company and contribution to the accomplishment of our strategic objectives. The Compensation Committee believes that long-term equity awards are the strongest link between executive compensation and stockholder interests and therefore comprise the largest component of our executive compensation program. The following table shows the 2022 MIP grant date award values:

NEO	Total Value of 2022 RSU Awards	Total Value of 2022 PSU Awards	Total Grant Date Value of 2022 MIP Awards
Mr. McGovern	$4,667,250	$-	$4,667,250
Mr. Moore	2,646,000	7,200,000	9,846,000
Mr. Spexarth	605,640	1,647,960	2,253,600
Mr. Delahoussaye	514,500	1,400,000	1,914,500
Mr. Ellis	519,792	1,414,400	1,934,192
Ms. Toups	470,400	1,280,000	1,750,400

2022 Dividend Equivalent Payments

On November 16, 2022, in connection with its declaration of a special cash dividend of $12.45 per share of the Company’s Common Stock, the Board determined to make dividend equivalent payments to each holder of RSUs that were granted under the Company’s MIP. The Company paid each such RSU holder, including each of our NEOs, $12.45 per outstanding RSU (less any applicable withholdings) at the same time as the special dividend was paid on the Company’s Common Stock. The Compensation Committee believed that making the dividend equivalent payments to the RSU holders at the same time as special dividends were received by investors allowed for the continued alignment of management and shareholder interests.

Below is the value of the dividend equivalent paid to each NEO:

Total Value
NEO	of 2022
Dividend Equivalent
Mr. McGovern	$988,219
Mr. Moore	560,250
Mr. Spexarth	285,715
Mr. Delahoussaye	266,418
Mr. Ellis	110,058
Ms. Toups	257,080

The dividend equivalent payment is included in the Summary Compensation Table below under “All Other Compensation.”

2022 Executive Compensation

2022 Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to each NEO for the years ended December 31, 2022, 2021 and 2020.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)(6)	Total ($)
Michael Y. McGovern	2022	637,345	-	4,667,250	-	998,925	6,303,520
Executive Chairman	2021	1,203,904	-	1,325,006	-	-	2,528,910
	2020	-	-	-	-	-	-
Brian K. Moore (7)	2022	723,463	-	9,846,000	1,500,000	583,052	12,652,515
President and Chief Executive Officer	2021	423,896	-	-	900,000	33,038	1,356,934
	2020	430,871	-	-	240,928	973,947	1,645,746
James W. Spexarth	2022	425,001	-	2,253,600	595,000	309,057	3,582,658
Executive Vice President,	2021	327,495	125,000	1,000,030	297,500	38,526	1,788,551
Chief Financial Officer and Treasurer	2020	293,580	-	-	151,200	652,570	1,097,350
Michael J. Delahoussaye	2022	375,001	-	1,914,500	525,000	308,424	3,122,925
President,	2021	301,077	-	500,015	262,500	77,892	1,141,484
Workstrings International	2020	-	-	-	-	-	-
Brian M. Ellis	2022	293,413	60,667	1,934,192	455,000	142,220	2,885,492
President,	2021	-	-	-	-	-	-
Wild Well Control, International Snubbing Services, and International Production Services	2020	-	-	-	-	-	-
Deidre D. Toups	2022	349,999	-	1,750,400	490,000	280,860	2,871,259
President,	2021	315,646	-	500,015	245,000	30,781	1,091,442
Stabil Drill, HB Rentals and Completions	2020	-	-	-	-	-	-
(1)
Salary amounts shown in this column represent actual salary earned during the year, reported as gross earnings (i.e., gross amounts before taxes and applicable payroll deductions). Mr. McGovern’s annualized base salary beginning on July 18, 2022 was $750,000. His actual base salary paid for 2022, as shown in this column, reflects the fact that pursuant to the Executive Chairman Agreement, he received a cash lump sum payment in an amount equal to $288,306 to account for the annual base salary Mr. McGovern would have been paid since assuming the position of Executive Chairman on January 20, 2022 until the effective date of the Executive Chairman Agreement on July 18, 2022, less any payments received from the Company since assuming the position of Executive Chairman on January 20, 2022 until the effective date of the Executive Chairman Agreement on July 18, 2022 . Mr. McGovern received a $125,000 payment in February 2022 for his services. Mr. Moore’s annualized base salary beginning on January 20, 2022 after being appointed CEO was $750,000. His actual base salary paid for 2022, as shown in this column, was prorated based on his base salary rates in effect for the period he served as CEO and the period he served as executive vice president.
(2)
The Bonus column includes a $60,667 cash LTI payment for Mr. Ellis in 2022. In connection with Mr. Spexarth’s appointment as Interim Chief Financial Officer in 2021, Mr. Spexarth received a $125,000 cash bonus paid on August 15, 2021. Bonus amounts earned in 2021 and 2022 were paid in the following fiscal year under the AIP and are reported in the ‘Non-Equity Incentive Plan Compensation’ column of the Summary Compensation Table.
(3)
The amounts reported in this column represent the grant date fair value of the RSUs, PSUs and restricted stock awards that we granted in 2022, 2021 and 2020. RSUs and restricted stock awards were calculated in accordance with FASB ASC Topic 718. The PSUs were deemed to have a grant value of $40.00 for compensation purposes and are subject to termination and forfeiture for no consideration in the event no specified strategic transaction occurs prior to March 23, 2025. For a further discussion of share-based awards, see Note 10 to our consolidated financial statements included in Item 8 of this Annual Report. Please see the “Grants of Plan-Based Awards Table During 2022” for more information regarding the awards that were granted in 2022. No equity awards were granted in 2020.
(4)
The amounts reported in this column for 2022 reflect the amounts earned under the AIP, which were paid out in 2023. The Compensation Committee approved payouts under the 2022 AIP at the maximum level for Messrs. Spexarth, Delahoussaye, Ellis and Ms. Toups in recognition of their exemplary contributions and performance during 2022. In addition, the Compensation Committee approved a payout of Mr. Moore’s 2022 AIP at the maximum level. The amounts reported in this column for 2021 reflect the amount earned under the AIP, which were paid out in 2022. The Compensation Committee approved payouts under the 2021 AIP at the target levels for Messrs. Spexarth, Delahoussaye, and Ms. Toups, and for Mr. Moore, a maximum level, in recognition of their exemplary contributions and performance during 2021. The amounts reported in this column for 2020 reflect a payout for the 2018 PSUs.
(5)
For 2022, the All Other Compensation amount includes a dividend equivalent payment in respect of each NEO’s RSUs equal to $12.45 per outstanding unvested RSU made in December 2022 as follows:

Total Value
NEO	of 2022
Dividend Equivalent
Mr. McGovern	$988,219
Mr. Moore	560,250
Mr. Spexarth	285,715
Mr. Delahoussaye	266,418
Mr. Ellis	110,058
Ms. Toups	257,080

(6)
For 2022, the All Other Compensation amount includes (i) matching contributions to our 401(k) plan, (ii) life insurance premiums paid by us, (iii) dividend equivalent payments in respect of each NEO’s RSUs equal to $12.45 per outstanding RSU which was paid at the same time as the special dividend was paid on the Company’s Common Stock, and (iv) the value of perquisites, consisting of the provision of an country club memberships, automobile allowance, including fuel and maintenance costs, and relocation as set forth below. The aggregate value of each NEO’s 2022 dividend equivalent payment is reported in the “All Other Compensation” column because they were not factored into the grant date fair value of the RSU awards. For 2020, the amount includes certain amounts paid under the Key Employee Retention Program (the “KERP”). On September 28, 2020, the Board approved the implementation of the KERP, which was designed to retain key employees in their current roles over the near term while providing them with financial stability. KERP payments were made in October 2020 to Mr. Moore in an amount equal to $941,109 and to Mr. Spexarth in an amount equal to $614,250. The foregoing KERP payments resulted in the surrender of all unvested long-term incentive plan grants (other than the 2018 and 2019 PSUs) made by us and an agreement to forego receipt of any annual bonus for 2020.

Name	401(k) Contributions	Life Insurance Premiums	Automobile and Commuting	Relocation	Dividend Equivalents	Country Club	Total
Mr. McGovern	$10,385	$321	$-	$-	$988,219	$-	$998,925
Mr. Moore	12,200	1,002	9,600	-	560,250	-	583,052
Mr. Spexarth	12,200	1,542	9,600	-	285,715	-	309,057
Mr. Delahoussaye	12,200	1,542	-	28,264	266,418	-	308,424
Mr. Ellis	12,200	1,375	9,600	-	110,058	8,987	142,220
Ms. Toups	12,200	1,542	10,038	-	257,080	-	280,860
(7)
Mr. Moore was a NEO in 2020 but not in 2021.

Grants of Plan-Based Awards During 2022

The following table presents additional information regarding the PSU and RSU awards granted to NEOs during the year ended December 31, 2022. Fractional shares have been rounded to the nearest whole share for purposes of presentation.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)

Name	Grant Date(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Awards (2)
Michael Y. McGovern	7/18/2022	-	-	-	-	-	-	79,375	4,667,250
Brian K. Moore	3/28/2022	150,000	750,000	1,500,000	45,000	180,000	180,000	45,000	9,846,000
James W. Spexarth	3/28/2022	59,500	297,500	595,000	10,300	41,199	41,199	10,300	2,253,600
Michael J. Delahoussaye	3/28/2022	52,500	262,500	525,000	8,750	35,000	35,000	8,750	1,914,500
Bryan M. Ellis	7/18/2022	45,500	227,500	455,000	8,840	35,360	35,360	8,840	1,934,192
Deidre D. Toups	3/28/2022	49,000	245,000	490,000	8,000	32,000	32,000	8,000	1,750,400
(1)
For the PSU awards, in order for any PSUs to vest in connection with an applicable corporate transaction a certain share price must be achieved. The threshold level for the PSUs is based upon vesting at 25% of each of the PSU awards. Target refers to the number of PSUs that will vest if the highest share price is achieved in connection with an applicable corporate transaction. The NEOs are not eligible to earn more than the target award under the PSU award agreements.
(2)
The RSU and PSU figures reflect the aggregate grant date fair value of the RSU and PSU awards granted in 2022, the RSUs were calculated in accordance with FASB ASC Topic 718 and the PSUs were deemed to have a grant value of $40.00 for compensation purposes and are subject to termination and forfeiture for no consideration in the event no strategic transaction occurs prior to March 23, 2025.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

On March 28, 2022, the Board and the Compensation Committee approved (i) new forms of RSU award agreements and forms of PSU award agreements under the MIP and (ii) grants of RSUs and PSUs to Messrs. Moore, Spexarth, Delahoussaye and Ms. Toups. On July 18, 2022, the Board and the Compensation Committee approved the grant of RSUs under the MIP to Messrs. McGovern and Ellis and PSUs under the MIP to Mr. Ellis. Awards made under the forms of RSU award agreements generally vest in three equal annual installments over a three-year period ending on the third anniversary of January 20, 2022, subject to earlier vesting in connection with certain specified corporate transactions (as set forth in the forms of PSU award agreements) and the grantee’s continued employment through the applicable vesting date, and forfeiture on terms and conditions set forth in the forms of RSU award agreements. As disclosed above, the RSU and PSU awards were intended to cover a multi-year period (with the PSUs comprising 80 percent of the total equity award (except with respect to Mr. McGovern)), and the PSUs are subject to termination and forfeiture for no consideration in the event no strategic transaction occurs prior to March 23, 2025.

Awards made under the forms of PSU award agreements may be earned between 25% and 100% of the target award based on achievement of share price hurdles set forth in the forms of PSU award agreements and will vest to the extent that share price goals are achieved following the completion of certain specified corporate transactions that occur prior to March 23, 2025, subject to the grantee’s continued employment through the applicable vesting date and earlier forfeiture on terms and conditions set forth in the forms of PSU award agreements.

On March 28, 2022, the Board and the Compensation Committee approved employment agreements for each of Messrs. Moore, Spexarth, Delahoussaye and Ms. Toups, which superseded and replaced their existing employment agreements with the Company, except for Mr. Delahoussaye who was not a party to an employment agreement with the Company, and in Mr. Moore’s case also superseded his binding term sheet with the Company disclosed in the Company’s Current Report on Form 8-K filed on January 24, 2022. Mr. Moore’s employment agreement provides for an annual base salary of $750,000 and a target annual incentive award opportunity of 100% of his annual base salary. Mr. Spexarth’s employment agreement provides for an annual base salary of $425,000 and a target annual incentive award opportunity of 70% of his annual base salary. Messrs. Delahoussaye’s and Ellis’ and Ms. Toups’ employment agreements provide for an annual base salary no lower than his or her current annual base salary as of the effective date of the applicable employment agreement. Please refer to the CD&A for information on the NEOs annual base salaries for 2022. On July 18, 2022, the Board of Directors and the compensation committee approved an executive chairman agreement for Michael Y. McGovern, the Company’s Executive Chairman. Mr. McGovern’s Executive Chairman Agreement provides for an annual base salary of $750,000, with an initial one-year term that automatically extends for an additional one-year term on the first anniversary of the effective date of the Executive Chairman Agreement unless either party gives 60 days’ prior written notice of non-renewal before expiration of the then-current term. Mr. McGovern’s annual base salary is subject to adjustment (upward or downward) if Mr. McGovern’s duties or commitments change during the term of the Executive Chairman Agreement. Further, in connection with his Executive Chairman Agreement, the Company agreed to accelerate the vesting of Mr. McGovern’s restricted shares of Class B common stock granted under the MIP in 2021. In addition, Mr. McGovern’s Executive Chairman Agreement provides for a cash lump sum payment to made within thirty (30) days of the effective date of the Executive Chairman Agreement in an amount equal to $288,306 to account for the annual base salary Mr. McGovern would have been paid since assuming the position of Executive Chairman until the effective date less any payments received from the Company since assuming such position until the effective date of the Executive Chairman Agreement.

Each NEO’s base salary and bonus for 2022, as a percentage of total compensation varied, depending on the position. For Mr. McGovern, salary and bonus represented approximately 10.1% of total compensation. For Mr. Moore, salary and bonus represented approximately 17.6% of total compensation. For Mr. Spexarth, salary and bonus represented approximately 28.5% of total compensation. For Mr. Delahoussaye, salary and bonus represented approximately 28.8% of total compensation. For Mr. Ellis, salary and bonus represented approximately 28.0% of total compensation. For Ms. Toups, salary and bonus represented approximately 29.3% of total compensation.

Outstanding Equity Awards at 2022 Year-End

The following table sets forth the outstanding equity awards held by our NEOs as of December 31, 2022.

		Stock Awards
					Equity Incentive Plan Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)

Michael Y. McGovern	7/18/2022	79,375	(2)	4,462,463
Brian K. Moore	3/28/2022	45,000	(2)	2,529,900
	3/28/2022				45,000	(5)	2,529,900
James W. Spexarth	6/1/2021	5,228	(3)	293,918
	7/7/2021	12,649	(4)	711,127
	3/28/2022				10,300	(5)	579,066
	3/28/2022	10,300	(2)	579,066
Michael J. Delahoussaye	8/10/2021	12,649	(4)	711,127
	3/28/2022	8,750	(2)	491,925
	3/28/2022				8,750	(5)	491,925
Bryan M. Ellis	7/18/2022	8,840	(2)	496,985
	7/18/2022				8,840	(5)	496,985
Deidre D. Toups	7/7/2021	12,649	(4)	711,127
	3/28/2022	8,000	(2)	449,760
	3/28/2022				8,000	(5)	449,760
(1)
Market value was determined based on an independent valuation report on the fair market value of the Company, pursuant to which the fair market value as of December 31, 2022 of the Company’s Class B common stock was estimated to be $56.22 per share. In accordance with the instructions to Item 402(f)(2), the number of PSUs reported in “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” column, and the payout value reported in the “Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested” column, is based on the achievement of threshold performance.
(2)
The RSUs vest on each of January 20, 2023 January 20, 2024 and January 20, 2025, provided generally that the NEO is still employed by us on each applicable vesting date.
(3)
One third of the shares underlying Mr. Spexarth’s restricted stock award vest on each of April 1, 2022, June 2, 2023 and June 2, 2024, provided generally that Mr. Spexarth is still employed by us on each applicable vesting. One third of the shares underlying Mr. Spexarth’s restricted stock award vested on April 1, 2022.
(4)
The RSU awards granted on November 23, 2021 will become 100% vested on January 7, 2023 in the case of the grants to Mr. Spexarth and Ms. Toups, and on February 19, 2023 in the case of Mr. Delahoussaye’s grant, in each case provided generally that the NEO is still employed by us on the applicable vesting date.

(5)
The PSU awards may be earned between 25% and 100% of the target award based on achievement of share price hurdles set forth in the forms of PSU award agreements and will vest when and to the extent that share price hurdles are achieved following the completion of certain specified corporate transactions that occur prior to March 23, 2025, subject to the NEOs continued employment through the applicable vesting date. The Market Value is based on the achievement of threshold performance which is 25%.

Option Exercises and Stock Vested in 2022

The following table presents information regarding the vesting of restricted stock awards held by our NEOs during 2022.

Stock Awards
Name	Number of Shares Acquired On Vesting (#) (1)	Value Realized on Vesting ($) (2)
Michael Y. McGovern	23,463	1,379,624
Brian K. Moore	-	-
James W. Spexarth	2,614	153,703
Michael J. Delahoussaye	-	-
Bryan M. Ellis	-	-
Deidre D. Toups	-	-

(1)
On July 18, 2022, the Board and the Compensation Committee approved the accelerated vesting of 15,642 restricted shares of the Company’s Class B common stock held by Mr. McGovern. On April 1, 2022, one third of the shares underlying each of Mr. McGovern’s and Mr. Spexarth’s restricted stock awards vested.
(2)
The value realized by Mr. McGovern on the accelerated vesting of his restricted shares was computed by determining the fair market value per share on July 18, 2022 in accordance with ASC 718. The value realized by Mr. McGovern and Mr. Spexarth on the vesting of their restricted shares was computed by determining the fair market value per share on April 1, 2022 in accordance with ASC 718.

Pension Benefits

None of the NEOs participated in any defined benefit pension plans in 2022.

Nonqualified Deferred Compensation for 2022

Name	Aggregate Earnings in 2022	Aggregate Withdrawals/ Distributions	Aggregate Balance at 12/31/22
Brian K. Moore
SERP (1)	54,703	-	1,369,171
James W. Spexarth
NQDC Plan	19,787	-	491,426
SERP (1)	3,585	-	89,729
Deidre D. Toups
NQDC Plan	(181,351)	-	1,277,117
SERP (1)	15,411	-	385,723

(1)
Pursuant to the terms of the SERP, aggregate earnings for 2022 were calculated at a rate of interest equal to 4.2%, which was the after-tax long-term borrowing rate.

With regard to the NQDC Plan, participant accounts are treated as if invested in one or more investment vehicles selected by the participant. The annual rate of return for these funds for fiscal year 2022 was as follows:

Fund	One Year Total Return
Nationwide VIT Money Market V	1.33%
JPMorgan IT Core Bond 1	(12.58)%
Vanguard VIF Total Bond Mkt Idx	(13.21)%
Franklin Templeton VIP Global Bond 1	(4.85)%
MFS VIT Value Svc	(6.14)%
Fidelity VIP Index 500 Initial	(18.21)%
American Funds IS Growth 2	(29.94)%
JPMorgan IT Mid Cap Value 1	(8.16)%
Vanguard VIF Mid Cap Index	(18.82)%
Janus Henderson VIT Enterprise Svc	(16.15)%
DFA VA U.S. Targeted Value	(4.21)%
DWS Small Cap Index VIP A	(20.64)%
Vanguard VIF Small Co Gr	(25.35)%
Nationwide VIT International Index I	(14.29)%
Invesco VI EQV International Equity I	(18.31)%
MFS VIT II International Intrinsic Value Svc	(23.75)%
Vanguard VIF Real Estate Index	(26.30)%

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

•
Contributions: No SERP contributions were made in 2022 and no contributions are expected to be made in the future. SERP contributions have been discontinued since 2019.
•
Vesting: A participant vests in his SERP account upon the earliest to occur of: (i) attaining six years of service (including service prior to the adoption of the SERP), upon which amounts in the SERP account vest in 20% annual increments provided the participant remains employed;
o
attaining age 65; (iii) a change in control; (iv) becoming disabled; or (v) termination of the participant’s employment without cause. Regardless of their vested status, participants forfeit all benefits under the SERP if they are terminated for cause or, if within 36 months after a termination without cause, engage in certain competitive activities.
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
•
Vesting: Participants are immediately 100% vested in their benefits under the NQDC Plan. No deferrals were elected for 2022.
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

Potential Payments upon Termination or Change in Control

Because our NEOs became NEOs at different times and under different circumstances, the compensation and benefits awarded to our individual NEOs in the event of termination or a change in control varies. Below is a description of the employment agreements and other arrangements in place with each of our NEOs.

Employment Agreements. Mr. Moore’s and Mr. Spexarth’s employment agreements each have an initial three-year term that automatically extends for an additional one-year term unless either party gives 60 days’ prior written notice of non-renewal before expiration of the then-current term. Mr. Delahoussaye’s and Ms. Toups’s employment agreements each have an initial two-year term that automatically extends for an additional one-year term unless either party gives 60 days’ prior written notice of non-renewal before expiration of the then-current term.

Pursuant to their employment agreements, Mr. Moore and Mr. Spexarth consented to the termination of the Change of Control Severance Plan and waived their right to receive the severance payments and benefits thereunder. None of our other NEOs participated in the Change of Control Severance Plan, which automatically terminated upon obtaining the requisite consents from the participants.

Mr. Ellis’ employment agreement has an initial two-year term that automatically extends for an additional one-year term unless either party gives 60 days’ prior written notice of non-renewal before expiration of the then-current term.

Executive Chairman Agreement for Mr. McGovern. Mr. McGovern’s Executive Chairman Agreement has an initial one-year term with an automatic extension for an additional one-year term on the first anniversary of the effective date and each subsequent anniversary thereafter, unless either the Company or Mr. McGovern gives 60 days’ prior written notice of non-renewal before the next anniversary of the effective date.

The termination and change in control payments and benefits provided for in the employment agreements and Executive Chairman Agreement for our NEOs are described below.

Termination without a Change in Control

•
Michael Y. McGovern. If we terminate Mr. McGovern for any reason other than (i) his death or incapacity, (ii) “cause,” as such term is defined in the executive chairman agreement, (iii) non-renewal of the executive chairman agreement or (iv) the occurrence of a change in control, or if Mr. McGovern terminates his employment for “good reason,” as such term is defined in the executive chairman agreement, then he will be entitled to the following: (1) a lump sum payment equal to the base salary he would have been paid from the date of termination through the then current term of the executive chairman agreement, and (2) Company-paid healthcare continuation benefits through the end of then-current term for himself and his spouse and family.
•
Brian K. Moore. If we terminate Mr. Moore without “cause” or he terminates his employment for “good reason,” as each such term is defined in his employment agreement, then he will be entitled to the following: (1) a lump sum payment equal to two times the sum of his annual salary plus target annual bonus for the year of termination, (2) a pro-rated target annual bonus for the year of termination and (3) Company-paid healthcare continuation benefits for up to 24 months for himself and his spouse and family.
•
James W. Spexarth. If we terminate Mr. Spexarth without “cause” or he terminates his employment for “good reason,” as each such term is defined in his employment agreement, then he will be entitled to the following: (1) a lump sum payment equal to two times the sum of his annual salary plus target annual bonus for the year of termination, (2) a pro-rated target annual bonus for the year of termination and (3) Company-paid healthcare continuation benefits for up to 24 months for himself and his spouse and family.
•
Michael J. Delahoussaye. If we terminate Mr. Delahoussaye without “cause,” as such term is defined in his employment agreement, and such termination is not in connection with a change in control, then he will be entitled to the following: (1) a lump sum payment equal to the sum of his annual salary plus target annual bonus for the year of termination or, if no target annual bonus has been set, the actual bonus received for the previous calendar year; (2) a pro-rated portion of his target annual bonus for the year of termination or, if no target annual bonus has been set, his actual bonus received for the previous calendar year; and (3) Company-paid healthcare continuation benefits for up to 12 months for himself and his spouse and family.
•
Bryan M. Ellis. If we terminate Mr. Ellis without “cause,” as such term is defined in his employment agreement, and such termination is not in connection with a change in control, then he will be entitled to the following: (1) a lump sum payment equal to the sum of his annual salary plus target annual bonus for the year of termination, (2) a pro-rated target annual bonus for the year of termination or, if no target annual bonus has been set, his actual bonus received for the previous calendar year; and (3) Company-paid healthcare continuation benefits for up to 12 months for himself and his spouse and family.
•
Deidre D. Toups. If we terminate Ms. Toups without “cause,” as such term is defined in her employment agreement, and such termination is not in connection with a change in control, then she will be entitled to the following: (1) a lump sum payment equal to the sum of her annual salary plus target annual bonus for the year of termination or, if no target annual bonus has been set, her actual bonus received for the previous calendar year; (2) a pro-rated portion of her target annual bonus for the year of termination or, if no target annual bonus has been set, her actual bonus received for the previous calendar year; and (3) Company-paid healthcare continuation benefits for up to 12 months for herself and her spouse and family.

Termination without Cause or for Good Reason in Connection with a Change in Control

•
Michael J. Delahoussaye. If we terminate Mr. Delahoussaye without cause or he terminates his employment for “good reason,” as such term is defined in his employment agreement, and such termination is within 6 months before or 24 months after a “change in control,” as such term is defined in his employment agreement, then he will be entitled to the following: (1) a lump sum payment equal to two times the sum of his annual salary plus target annual bonus for the year of termination or, if no target annual bonus has been set, his actual bonus received for the previous calendar year; (2) a pro-rated portion of his target annual bonus for the year of termination or, if no target annual bonus has been set, his actual bonus received for the previous calendar year; and (3) Company-paid healthcare continuation benefits for up to 24 months for himself and his spouse and family.
•
Bryan M. Ellis. If we terminate Mr. Ellis without cause or he terminates his employment for “good reason,” as such term is defined in his employment agreement, and such termination is within 6 months before or 24 months after a “change in control,” as such term is defined in his employment agreement, then he will be entitled to the following: (1) a lump sum payment equal to two times the sum of his annual salary plus target annual bonus for the year of termination or, if no target annual bonus has been set, his actual bonus received for the previous calendar year; (2) a pro-rated portion of his target annual bonus for the year of termination or, if no target annual bonus has been set, his actual bonus received for the previous calendar year; and (3) Company-paid healthcare continuation benefits for up to 24 months for himself and his spouse and family.
•
Deidre D. Toups. If we terminate Ms. Toups without cause or she terminates her employment for “good reason,” as such term is defined in her employment agreement, and such termination is within 6 months before or 24 months after a “change in control,” as such term is defined in her employment agreement, then she will be entitled to the following: (1) a lump sum payment equal to two times the sum of her annual salary plus target annual bonus for the year of termination or, if no target annual bonus has been set, her actual bonus received for the previous calendar year; (2) a pro-rated portion of her target annual bonus for the year of termination or, if no target annual bonus has been set, her actual bonus received for the previous calendar year; and (3) Company-paid healthcare continuation benefits for up to 24 months for herself and her spouse and family.

The payments and benefits described above are subject to the NEO’s timely execution of a release of claims in favor of us. Each employment agreement includes an indefinite confidentiality and protection of information covenant and a mutual one-year non-disparagement covenant. Upon termination of employment by us for cause or resignation without good reason, each NEO will be bound by a non-competition and non-solicitation covenant for one year after the date of their termination.

Equity Awards

2021 RSUs and Restricted Stock Awards

With respect to the RSUs and restricted stock awards granted in 2021, upon the termination of an NEO’s employment by the Company without “cause” (as defined in the MIP), by the NEO for “good reason” (defined in the MIP to mean the NEO's written agreement relating to the employment or services of such NEO, if any) or due to the NEO’s “disability” (as defined in the MIP), the NEO will vest in a pro rata portion of the NEO’s unvested restricted stock and RSUs. With respect to the RSUs, such pro rata portion will be determined by dividing the number of days elapsed since the grant date through the NEO’s termination date by the number of days from the grant date through the vesting date. With respect to Mr. Spexarth’s restricted stock award, such pro rata portion will be determined by dividing the number of days that elapsed from the vesting date immediately preceding Mr. Spexarth’s termination date (or, if none, the grant date) through the termination date by 365. In addition, an NEO’s outstanding restricted stock and RSU awards will become 100% vested upon his or her death or the occurrence of a “change in control” (as defined in the MIP) (subject to the NEO’s continued employment immediately prior to such change in control).

2022 RSUs and PSUs

The RSUs and PSUs granted to Messrs. Moore, Spexarth, Delahoussaye, Ellis and Ms. Toups do not provide for any accelerated vesting in the event of a termination of the NEO’s employment. With respect to the RSUs granted to Mr. McGovern, in the event that Mr. McGovern’s employment is terminated by the Company without “cause” (excluding due to death or disability (as defined in the Executive Chairman Agreement)) or by Mr. McGovern for “good reason” (as defined in the Executive Chairman Agreement), subject to Mr. McGovern’s timely execution of a release of claims in favor of the Company and continued compliance with his restrictive covenants, the tranche of RSUs scheduled to vest on the next scheduled vesting date following the date of termination (i.e., one third (1/3rd)) will vest. In addition, Mr. McGovern’s RSU award will become 100% vested upon the occurrence of a change in control, subject to Mr. McGovern’s continued employment as of the date of such change in control.

With respect to the PSU award agreement entered into with Mr. Delahoussaye, in the event of a sale of Workstrings International (a “Workstrings Sale”), subject to Mr. Delahoussaye’s continued employment through the consummation of the Workstrings Sale, 100% of Mr. Delahoussaye’s PSUs and RSUs will vest notwithstanding the share price hurdles set forth in the PSU award agreement and, with respect to the PSU award agreement entered into with Ms. Toups, in the event of a sale of Specialized Rental and Services Division (a “SRSD Sale”), subject to Ms. Toups continued employment through the consummation of a SRSD Sale, 100% of the RSUs and PSUs will vest notwithstanding the share price hurdles set forth in the PSU award agreement. With respect to the PSU award agreement entered into with Mr. Ellis, in the event of a sale of Wild Well Control and International Snubbing Services (a “Wild Well Sale”), subject to Mr. Ellis’ continued employment through the consummation of a Wild Well Sale, 100% of the RSUs and PSUs will vest notwithstanding the share price hurdles set forth in the PSU award agreement.

The RSU awards granted to the NEOs (other than Mr. McGovern) do not automatically vest upon a change in control. The RSU awards granted to the NEOs (other than Mr. McGovern) will become 100% vested upon the occurrence of an “applicable corporate transaction” in which the threshold share price hurdle is achieved pursuant to the NEO’s PSU award agreement, or earlier in the event of a Workstrings Sale with respect to Mr. Delahoussaye’s RSUs, a SRSD Sale with respect to Ms. Toups’ RSUs, or a Wild Well Sale with respect to Mr. Ellis’ RSUs.

We do not provide excise tax gross ups under any employment agreement or equity award discussed above. Each of the employment agreements discussed above provides for a “best net” approach in the event that severance and other payments and benefits result in “excess parachute payments” under Internal Revenue Code Section 280G. Under a “best net” approach, the NEO’s payments and benefits will be reduced to avoid triggering excise tax if the reduction would result in a greater after-tax amount for the NEO compared to the amount he or she would receive net of the excise tax if no reduction were made.

Except as otherwise noted, the following table quantifies the potential payments to our NEOs under their employment arrangements and equity awards discussed above and the SERP and the NQDC Plan, as described above, for various scenarios involving a change in control or termination of employment of each of our NEOs in such position at the end of the year, assuming a December 31, 2022 termination date and where applicable, using the estimated fair market value as of December 31, 2022 of $56.22 per share of our Class B common stock. Given that a change in control would likely constitute an “applicable corporate transaction” (as defined in the PSU award agreement) and based on the fact that the estimated fair market value as of December 31, 2022 of $56.22 per share of our Class B common stock is greater than the threshold share price hurdle, we quantified in the table below 100% vesting of RSUs granted in 2022 to Messrs. Moore, Spexarth, Delahoussaye, Ellis and Ms. Toups, and 100% vesting of the PSUs granted in 2022 to Messrs. Moore, Spexarth, Delahoussaye, Ellis and Ms. Toups. Excluded are benefits provided to all employees, such as accrued vacation and benefits provided by third parties under our life and other insurance policies. Also excluded are benefits our NEOs would receive upon termination of employment under our 401(k) plan.

Name	Termination without Cause	Resignation for Good Reason	Termination without Cause / for Good Reason in Connection with a Change of Control (1)	Change of Control Alone	Voluntary Termination	Death	Disability
Michael Y. McGovern
Severance Pay	$406,849	$406,849	$-	$-	$-	$-	$-
RSU Acceleration	1,487,469	1,487,469	4,462,463	4,462,463	-	-	-
COBRA Payments	-	-	-	-	-	-	-
Total	$1,894,318	$1,894,318	$4,462,463	$4,462,463	$-	$-	$-
Brian K. Moore
Severance Pay	$3,000,000	$3,000,000	$3,000,000	$-	$-	$-	$-
Prorated Bonus (at target)	750,000	750,000	750,000	-	-	-	-
SERP	1,369,171	1,369,171	1,369,171	-	1,369,171	1,369,171	1,369,171
RSU Acceleration	-	-	2,529,900	2,529,900	-	-	-
PSU Acceleration	-	-	10,119,600	-	-	-	-
COBRA Payments	24,343	24,343	24,343	-	-	-	-
Total	$5,143,514	$5,143,514	$17,793,014	$2,529,900	$1,369,171	$1,369,171	$1,369,171
James W. Spexarth
Severance Pay	$1,445,000	$1,445,000	$1,445,000	$-	$-	$-	$-
Prorated Bonus (at target)	297,500	297,500	297,500	-	-	-	-
SERP	89,729	89,729	89,729	-	89,729	89,729	89,729
NQDC Plan	491,426	491,426	491,426	-	491,426	491,426	491,426
Restricted Stock Acceleration	110,304	110,304	293,918	293,918	-	293,918	110,304
RSU Acceleration	702,019	702,019	1,290,193	1,290,193	-	711,127	702,019
PSU Acceleration	-	-	2,316,208	-	-	-	-
COBRA Payments	37,358	37,358	37,358	-	-	-	-
Total	$3,173,336	$3,173,336	$6,261,332	$1,584,111	$581,155	$1,586,200	$1,393,478
Michael J. Delahoussaye
Severance Pay	$637,500	$-	$1,275,000	$-	$-	$-	$-
Prorated Bonus (at target)	262,500	-	262,500	-	-	-	-
RSU Acceleration	647,542	647,542	1,203,052	1,203,052	-	711,127	647,542
PSU Acceleration	-	-	1,967,700	1,967,700	-	-	-
COBRA Payments	18,679	-	37,358	-	-	-	-
Total	$1,566,221	$647,542	$4,745,610	$3,170,752	$-	$711,127	$647,542
Bryan M. Ellis
Severance Pay	$570,000	$-	$1,105,000	$1,105,000	$-	$-	$-
Prorated Bonus (at target)	227,500	-	227,500	227,500	-	-	-
RSU Acceleration	-	-	496,985	496,985	-	-	-
PSU Acceleration	-	-	1,987,939	1,987,939	-	-	-
COBRA Payments	18,679	-	37,358	-	-	-	-
Total	$816,179	$-	$3,854,782	$3,817,424	$-	$-	$-
Deidre D. Toups
Severance Pay	$595,000	$-	$1,190,000	$1,190,000	$-	$-	$-
Prorated Bonus (at target)	245,000	-	245,000	245,000	-	-	-
SERP	385,723	385,723	385,723	-	385,723	385,723	385,723
NQDC Plan	1,277,117	1,277,117	1,277,117	-	1,277,117	1,277,117	1,277,117
RSU Acceleration	702,019	702,019	1,160,888	1,160,887	-	711,127	702,019
PSU Acceleration	-	-	1,799,040	1,799,040	-	-	-
COBRA Payments	18,679	-	37,358	-	-	-	-
Total	$3,223,538	$2,364,859	$6,095,126	$4,394,927	$1,662,840	$2,373,967	$2,364,859

(1)
The PSU calculations reflect full acceleration of the PSUs upon a change in control multiplied by a price per Class B share of $56.22. For purposes of the table below, we have assumed full acceleration of the PSUs as a result of share price hurdles being tied to the value of the Company’s Class A common stock and Class B common stock The Company estimates that the Class B common stock valuation at December 31, 2022 was lower than the Class A common stock due to the illiquidity of the Class B common stock and inability to elect directors.

CEO Pay Ratio

The table below sets forth comparative information regarding the 2022 annual total compensation of Mr. Moore, who filled the position of our CEO beginning on January 20, 2022 and was CEO on the median employee identification date, and the 2022 annual total compensation of the median employee.

CEO Pay Ratio
CEO 2022 Annual Total Compensation	$12,668,131
Median Employee 2022 Annual Total Compensation	44,722

Developments during 2022 required a review of the analysis to determine the median employee for comparison to determine the CEO pay ratio. The methodology used in identifying the 2022 median employee was substantially similar to prior period reviews. As we did for 2021, for 2022, no international employees were excluded under the 5% de minimis exception. We consistently applied the compensation measure of total taxable compensation which included base salary, overtime, bonuses paid in 2022, long-term incentives granted in 2022 and all other types of taxable compensation. In the analysis, all part-time and full-time U.S. and non-U.S. employees who were employed by us as of December 31, 2022 were included.

Approximately 2,198 part-time and full-time U.S. and non-U.S. employees (other than Mr. Moore but including Mr. McGovern), who were employed as of December 31, 2022, were included. December 31, 2022 was selected as the date to identify our median compensated employee. Given that we have global operations and employees located in many locations, pay and reporting systems and pay practices vary depending on the region. As a result, assumptions, adjustments and estimates were consistently applied to identify the annual total taxable compensation of the median compensated employee. International compensation was converted to USD for comparison purposes using conversion rates as of December 31, 2022. Based on the methodology described above, the median employee is an hourly operations employee who has worked for us for approximately a year and a half.

In 2022, the median employee earned an annual total compensation of $44,722. The 2022 annual total compensation for Mr. Moore was $12,668,131. This amount equals Mr. Moore’s total compensation as reported in the Summary Compensation Table plus an additional amount that reflects the annualization of his increased base salary for 2022, consistent with the applicable guidance from the Securities and Exchange Commission. As a result, the pay ratio between our CEO’s annual total compensation and the median employee’s annual total compensation was 283:1 in 2022.

Mr. Moore’s 2022 equity-compensation awards were intended to cover a multi-year period and neither Mr. Moore nor any other NEO is expected to receive equity-based compensation in 2023 or 2024. Also, Mr. Moore’s PSUs had a deemed value of $7,200,000 and, as further discussed in our CD&A, Mr. Moore’s PSUs will only vest upon achievement of certain share price hurdles in connection with the consummation certain specified transactions that occur prior to March 23, 2025 or such PSUs will terminate for no consideration.

2022 Director Compensation

In 2022, the non-management directors received:

•
a retainer of $75,000;
•
an additional fee of $20,000 for the chair of the Audit Committee;
•
an additional fee of $15,000 or the chair of the Compensation Committee;

The table below summarizes the compensation for the year ended 2022 for non-management directors (regardless of when earned). All non-management directors were reimbursed for reasonable expenses incurred in attending Board and Board committee meetings.

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Joseph Citarrella (1)	$75,000	$-	$-	$75,000
Daniel E. Flores (2)	75,000	-	-	75,000
Julie J. Robertson	90,000	-	-	90,000
Krishna Shivram	95,000	-	-	95,000
Timothy J. Winfrey	75,000	-	-	75,000

(1)
Compensation paid to Monarch Alternative Capital LP, and not to named director individually.
(2)
Compensation paid to GoldenTree Asset Management LP, and not to named director individually.

There were no additional equity awards to directors in 2022 given the multi-year vesting schedule of the 2021 grants which were intended to compensate the directors for a three year period of service. Director compensation is structured to attract and retain experienced and qualified directors. The compensation reflects the time commitment of the role as well as the qualifications of the directors.

Directors and Officers (“D&O”) insurance insures our individual directors and officers against certain losses that they are legally required to bear as a result of their actions while performing duties on our behalf. Our D&O insurance policy does not break out the premium for directors versus officers and, therefore, a dollar amount cannot be assigned to the coverage provided for individual directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	-	-	-
Equity Compensation Plans Not Approved by Security Holders	551,747	-	1,448,122
Total	551,747	-	1,448,122

(1)
Includes all shares underlying RSU and PSU awards as of December 31, 2022.
(2)
The weighted-average exercise price in column (b) does not take RSU or PSU awards into account.

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

Principal Stockholders

The following table shows the number of shares of our Class A Common Stock beneficially owned by holders as of March 1, 2023 known by us to beneficially own more than 5% of the outstanding shares of our common stock as well as our directors and executive officers.

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

	Class A Common Stock		Class B Common Stock		Combined
Name and Address of Beneficial Owner	Number	Percentage	Number	Percentage	Number	Percentage (3)
GoldenTree Asset Management LP (1) 300 Park Avenue, 21st Floor New York, New York 10022	9,194,513	46.0%	-	-	9,194,513	45.6%
Monarch Energy Holdings (SE) LLC (2) 535 Madison Avenue New York, New York 10022	3,115,736	15.6%	-	-	3,115,736	15.5%
Glendon Capital Management, L.P. (3) 2425 Olympic Boulevard, Suite 500 E Santa Monica, California 90404	1,804,808	9.0%	-	-	1,804,808	9.0%
Madison Avenue Partners, LP (4) 150 E. 58th Street, Suite 1403 New York, New York 10155	1,235,568	6.2%	-	-	1,235,568	6.1%
Joseph Citarrella	-	-	-	-	-	-
Daniel E. Flores	-	-	-	-	-	-
Julie J. Robertson	-	-	11,371	7.5%	11,371	*
Krishna Shivram	-	-	11,078	7.3%	11,078	*
Timothy J. Winfrey	-	-	14,673	9.7%	14,673	*
Michael Y. McGovern	-	-	49,921	32.8%	49,921	*
Brian K. Moore			11,313	7.4%	11,313	*
James W. Spexarth	-	-	19,926	13.1%	19,926	*
Michael J. Delahoussaye	-	-	8,693	5.7%	8,693	*
Bryan M. Ellis			2,132	1.4%	2,132	*
Deidre D. Toups	-	-	10,844	7.1%	10,844	*
All directors and named executive officers as a group	-	-	139,951	92.1%	139,951	0.7%
(1)
Includes 9,194,513 shares of Class A Common Stock held by certain funds and accounts managed or advised by GoldenTree Asset Management LP. GoldenTree Asset Management LP has sole voting power and sole power of disposition with respect to 9,194,513 shares of Class A Common Stock.
(2)
Includes 3,115,736 shares of Class A Common Stock held directly by Monarch Energy Holdings (SE) LLC. Monarch Energy Holdings (SE) LLC has sole voting and shared dispositive power with respect to 3,115,736 shares of Class A Common Stock.
(3)
Includes 1,804,808 shares of Class A Common Stock held by certain funds and accounts managed or advised by Glendon Capital Management, L.P.
(4)
Includes 1,235,568 shares of Class A Common Stock held by an account managed or advised by Madison Avenue Partners LP.
(5)
Based on 19,998,695 shares of our Class A common stock and 152,030 shares of our Class B common stock outstanding as of March 1, 2023.

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

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by our Independent Registered Public Accounting Firm for the audits of our annual financial statements for the years ended December 31, 2022, 2021 and 2020, and fees billed for other services rendered. Our Independent Registered Public Accounting Firm for the years ended December 31, 2022 and 2021 was PricewaterhouseCoopers LLP (“PWC”) and for the year ended December 31, 2020 was KPMG LLP (“KPMG”). During the year ended December 31, 2021 and 2022, KPMG provided audit services related to the year ended December 31, 2020 due to the recasting of our prior period financial statements for the presentation of assets held for sale and discontinued operations.

	Fiscal Year Ended December 31
	2022	2021	2020

Audit Fees (1)	$2,700	$3,100	$1,895
Audit-Related Fees (2)	3	3	-
Tax Fees (3)	241	29	8
All Other Fees	-	-	-

(1)
Audit fees were for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements and for services normally provided in connection with statutory audits and review of documents filed with the SEC. Audit fees for the years ended December 31, 2020 also include fees for the audit of internal controls over financial reporting.
(2)
Audit fees for other attest related services.
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

10.32

Fourth Amendment and Waiver to Credit Agreement, dated as of March 8, 2022 by and among SESI, L.L.C., SESI Holdings, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties there as lenders (incorporated by reference to Exhibit 10.1 of Superior Energy Services, Inc.’s Current Report on Form 8-K, filed on March 14, 2022 (File No. 001-34037)).

10.33

Stockholders Agreement, dated as of February 2, 2021, among Superior Energy Services, Inc., each stockholder who is deemed a party thereto pursuant to the Plan and any other stockholder who thereafter becomes a party thereto (incorporated herein by reference to Exhibit 10.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 3, 2021 (File No. 001-34037)).

10.34

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

10.36

Third Amendment to the Stockholders Agreement by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed July 21, 2021 (File No. 001-34037)).

10.37

Fourth Amendment to the Stockholders Agreement, dated as of November 15, 2021, by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of Superior Energy Services, Inc.’s Current Report on Form 8-K, filed on November 15, 2021 (File No. 001-34037)).

10.38

Fifth Amendment to the Stockholders Agreement, dated as of February 9, 2022, by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of Superior Energy Services, Inc.’s Current Report on Form 8-K, filed on February 11, 2022 (File No. 001-34037)).

10.39^	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 3, 2021 (File No. 001-34037)).
10.40^	2021 Management Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-34037)).
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

10.43^

Transition and Retirement Agreement between A. Patrick Bernard and Superior Energy Services, Inc., dated September 9, 2021 (incorporated by reference to Exhibit 10.1 to Superior Energy Services, Inc.'s Form 8-K filed on September 13, 2021 (File No. 001-34037)).

10.44^

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

10.46^

Transition Agreement, dated as of April 21, 2021, between William B. Masters and Superior Energy Services, Inc.(incorporated by reference to Exhibit 10.6to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-34037)).

10.47^	Form of Employee Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Form 8-K filed on November 30, 2021 (File No. 001-34037)).
10.48^

Employment Agreement, dated as of March 28, 2022, between Superior Energy Services, Inc. and James W. Spexarth (incorporated by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-34037)).

10.49^

Employment Agreement, dated as of March 28, 2022, between Superior Energy Services, Inc. and Brian K. Moore (incorporated by reference to Exhibit 10.3 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-34037)).

10.50^

Employment Agreement, dated as of March 28, 2022 between Superior Energy Services, Inc. and Mike Delahoussaye (incorporated by reference to Exhibit 10.4 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-34037)).

10.51^

Employment Agreement, dated as of March 28, 2022 between Superior Energy Services, Inc. and Deidre Toups (incorporated by reference to Exhibit 10.4 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-34037)).

10.52^

Form of Employee Restricted Stock Unit Award Agreement (Applicable Corporate Transaction) (incorporated by reference to Exhibit 10.1 of Superior Energy Services, Inc.'s Current Report on Form 8-K, filed on March 31, 2022 (File No. 001-34037)).

10.53^

Form of Employee Performance Stock Unit Award Agreement (Applicable Corporate Transaction) (incorporated by reference to Exhibit 10.2 of Superior Energy Services, Inc.'s Current Report on Form 8-K, filed on March 31, 2022 (File No. 001-34037)).

10.54^

Form of Employee Restricted Stock Unit Award Agreement (Applicable Corporate Transaction) (incorporated by reference to Exhibit 10.3 of Superior Energy Services, Inc.'s Current Report on Form 8-K, filed on March 31, 2022 (File No. 001-34037)).

10.55^

Form of Employee Performance Stock Unit Award Agreement (Applicable Corporate Transaction) (incorporated by reference to Exhibit 10.4 of Superior Energy Services, Inc.'s Current Report on Form 8-K, filed on March 31, 2022 (File No. 001-34037)).

10.56^

Executive Chairman Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on July 18, 2022 (File No. 001-34037)).

10.57^	Executive Chairman Agreement (incorporated by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on July 18, 2022 (File No. 001-34037)).
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

Date: March ___, 2023
	By:	/s/ Brian K. Moore
Brian K. Moore

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/ Brian K. Moore	President and Chief Executive Officer	March ___, 2023
Brian K. Moore	(Principal Executive Officer)

/s/ James W. Spexarth. James W. Spexarth	Executive Vice President, Chief Financial Officer & Treasurer (Principal Accounting and Financial Officer)	March ___, 2023

/s/ Michael Y. McGovern	Executive Chairman of the Board	March ___, 2023
Michael Y. McGovern

/s/ Joseph Citarrella	Director	March ___, 2023
Joseph Citarrella

/s/ Daniel E. Flores	Director	March ___, 2023
Daniel E. Flores

/s/ Julie J. Robertson	Director	March ___, 2023
Julie J. Robertson

/s/ Krishna Shivram	Director	March ___, 2023
Krishna Shivram

/s/ Timothy J. Winfrey	Director	March ___, 2023
Timothy J. Winfrey