Form 10-Q
period 2023-03-31
SUPERIOR ENERGY SERVICES INC
filed 2023-05-15
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File No. 001-34037

Commission Company Name: SUPERIOR ENERGY SERVICES, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant’s Class A common stock outstanding on April 28, 2023 was 19,998,695.

The number of shares of the registrant’s Class B common stock outstanding on April 28, 2023 was 152,030.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Form 10-Q”) and other documents filed by us with the Securities and Exchange Commission (the “SEC”) contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements. All statements, other than statements of historical fact, included in this Form 10-Q regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of their experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

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

These risks and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). We undertake no obligation to update any of our forward-looking statements in the Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$324,128	$258,999
Accounts receivable, net	228,283	249,808
Income taxes receivable	7,540	6,665
Prepaid expenses	20,183	17,299
Inventory	72,324	65,587
Other current assets	5,886	6,276
Assets held for sale	4,421	11,978
Total current assets	662,765	616,612
Property, plant and equipment, net	294,094	282,376
Note receivable	70,643	69,679
Restricted cash	80,599	80,108
Deferred tax assets	81,652	97,492
Other assets, net	43,050	44,745
Total assets	$1,232,803	$1,191,012

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$46,209	$31,570
Accrued expenses	110,602	116,575
Income taxes payable	15,198	11,682
Decommissioning liability	19,361	9,770
Liabilities held for sale	3,516	3,349
Total current liabilities	194,886	172,946
Decommissioning liability	143,278	150,901
Deferred tax liabilities	3,181	3,388
Other liabilities	78,425	80,893
Total liabilities	419,770	408,128

Stockholders’ equity:
Class A common stock $0.01 par value; 50,000 shares authorized; 19,999 shares issued and outstanding at March 31, 2023 and December 31, 2022	200	200
Class B common stock $0.01 par value; 2,000 shares authorized; 156 shares issued and 152 shares outstanding at March 31, 2023 and 84 shares issued and 80 shares outstanding at December 31, 2022	2	1
Class A Additional paid-in capital	902,486	902,486
Class B Additional paid-in capital	5,831	5,896
Accumulated deficit	(95,486)	(125,699)
Total stockholders’ equity	813,033	782,884
Total liabilities and stockholders’ equity	$1,232,803	$1,191,012

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Revenues:
Services	$93,290	$91,439
Rentals	85,610	67,162
Product sales	41,237	39,329
Total revenues	220,137	197,930
Cost of revenues:
Services	65,079	62,216
Rentals	29,048	24,613
Product sales	23,594	25,551
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	117,721	112,380
Depreciation, depletion, amortization and accretion:
Services	7,295	13,666
Rentals	6,694	10,037
Product sales	6,150	10,382
Total depreciation, depletion, amortization and accretion	20,139	34,085
General and administrative expenses	30,990	32,018
Restructuring expenses	1,983	1,555
Other (gains) and losses, net	(1,398)	1,147
Income from operations	50,702	16,745
Other income (expense):
Interest income, net	5,439	1,179
Other income (expense)	(2,152)	13,947
Income from continuing operations before income taxes	53,989	31,871
Income tax expense	(24,065)	(7,884)
Net income from continuing operations	29,924	23,987
Income from discontinued operations, net of income tax	289	1,739
Net income	$30,213	$25,726

Income per share - basic:
Net income from continuing operations	$1.49	$1.20
Income from discontinued operations, net of income tax	0.01	0.09
Net income	$1.50	$1.29

Income per share - diluted:
Net income from continuing operations	$1.49	$1.20
Income from discontinued operations, net of income tax	0.01	0.08
Net income	$1.50	$1.28

Weighted-average shares outstanding
Basic	20,107	19,999
Diluted	20,131	20,056

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

(unaudited)

					Additional
	Common Stock				paid-in
	Class A		Class B		capital		Accumulated
	Shares	Amount	Shares	Amount	Class A	Class B	deficit	Total

Balances, December 31, 2021	19,999	$200	76	$1	$902,486	$1,224	$(162,178)	$741,733
Net income	-	-	-	-	-	-	286,465	286,465
Cash dividends ($12.45 per share)	-	-	-	-	-	-	(249,986)	(249,986)
Stock-based compensation expense, net	-	-	-	-	-	4,807	-	4,807
Restricted stock units vested	-	-	10	-	-	-	-	-
Share withheld and retired	-	-	(2)	-	-	(135)	-	(135)
Shares placed in treasury	-	-	(4)	-	-	-	-	-
Balances, December 31, 2022	19,999	200	80	1	902,486	5,896	(125,699)	782,884
Net income	-	-	-	-	-	-	30,213	30,213
Restricted stock units vested	-	-	91	1	-	(1)	-	-
Shares withheld and retired	-	-	(19)	-	-	(1,116)	-	(1,116)
Stock-based compensation expense, net	-	-	-	-	-	1,052	-	1,052
Balances, March 31, 2023	19,999	$200	152	$2	$902,486	$5,831	$(95,486)	$813,033

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2023		2022
Cash flows from operating activities:
Net income	$30,213		$25,726
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion, amortization and accretion	20,139		34,085
Deferred income taxes	15,677		(2,769)
Stock based compensation expense	1,052		585
Bad debt	732		(1,203)
Gain on sale of equity securities	-		(1,761)
Unrealized gain on investment in equity securities	-		(6,474)
Other gains, net	(2,225)		(5,755)
Other reconciling items, net	(837)		126
Changes in operating assets and liabilities:
Accounts receivable	20,793		(13,359)
Prepaid expenses	(2,884)		(176)
Inventory and other current assets	(7,292)		1,562
Accounts payable	1,963		3,888
Accrued expenses	(8,045)		(3,673)
Income taxes	2,641		4,239
Other, net	1,326		49
Net cash from operating activities	73,253		35,090
Cash flows from investing activities:
Payments for capital expenditures	(18,086)		(11,297)
Proceeds from sales of assets	11,569		13,379
Proceeds from sales of equity securities	-		7,365
Net cash from investing activities	(6,517)		9,447
Cash flows from financing activities:
Tax withholdings for vested restricted stock units	(1,116)	-	-
Net cash from financing activities	(1,116)		-
Net change in cash, cash equivalents, and restricted cash	65,620		44,537
Cash, cash equivalents, and restricted cash at beginning of period	339,107		394,535
Cash, cash equivalents, and restricted cash at end of period	$404,727		$439,072

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(unless noted otherwise, amounts in thousands, except share data)

(1) Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”); however, management believes the disclosures are adequate such that the information presented is not misleading.

As used herein, the “Company,” “we,” “us” and similar terms refer to Superior Energy Services, Inc. and its consolidated subsidiaries, unless otherwise specifically stated.

These financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2023, and our results of operations and cash flows for the three months ended March 31, 2023 and 2022. The balance sheet as of December 31, 2022, was derived from our audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.

(2) Revenue

Disaggregation of Revenue

The following table presents our revenues by segment disaggregated by geography:

	For the Three Months Ended
	March 31,
	2023	2022
U.S. land
Rentals	$45,133	$33,962
Well Services	6,355	4,548
Total U.S. land	51,488	38,510

U.S. offshore
Rentals	35,670	32,753
Well Services	16,321	28,321
Total U.S. offshore	51,991	61,074

International
Rentals	28,018	22,041
Well Services	88,640	76,305
Total International	116,658	98,346
Total Revenues	$220,137	$197,930

The following table presents our revenues by segment disaggregated by type:

	For the Three Months Ended
	March 31,
	2023	2022
Services
Rentals	$17,145	$11,158
Well Services	76,145	80,281
Total Services	93,290	91,439

Rentals
Rentals	82,075	65,247
Well Services	3,535	1,915
Total Rentals	85,610	67,162

Product Sales
Rentals	9,601	12,351
Well Services	31,636	26,978
Total Product Sales	41,237	39,329
Total Revenues	$220,137	$197,930

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount or the earned amount but not yet invoiced and do not bear interest. We maintain our allowance for doubtful accounts at net realizable value. The allowance for doubtful accounts is based on our best estimate of probable uncollectible amounts in existing accounts receivable. We assess individual customers and overall receivables balances to identify amounts that are believed to be uncertain of collection. The aging of the receivable balance as well as economic factors concerning the customer factor into the judgment and estimation of allowances, which often involve significant dollar amounts. Adjustments to the allowance in future periods may be made based on changing customer conditions. Our allowance for doubtful accounts as of March 31, 2023 and December 31, 2022 was approximately $6.9 million and $6.1 million, respectively.

(3) Inventory

Inventories are stated at the lower of cost or net realizable value. We apply net realizable value and obsolescence to the gross value of inventory. Cost is determined using the first-in, first-out or weighted-average cost methods for finished goods and work-in-process. Supplies and consumables consist principally of products used in the services provided to our customers. The components of inventory balances are as follows:

	March 31, 2023	December 31, 2022
Finished goods	$38,904	$36,136
Raw materials	7,290	8,351
Work-in-process	12,150	4,718
Supplies and consumables	13,980	16,382
Total	$72,324	$65,587

Finished goods inventory includes component parts awaiting assembly of approximately $22.9 million and $20.7 million as of March 31, 2023 and December 31, 2022, respectively.

(4) Decommissioning Liability

Our total decommissioning liability was $162.6 million and $160.7 million as of March 31, 2023 and December 31, 2022, respectively. We account for our decommissioning liability under ASC 410 – Asset Retirement Obligations. Our decommissioning liability is associated with our oil and gas property and includes costs related to the plugging of wells, decommissioning of the related platform and equipment and site restoration. We review the adequacy of our decommissioning liability whenever indicators suggest that the estimated cash flows and/or relating timing needed to satisfy the liability have changed materially.

The following table presents our total decommissioning liability as of the periods indicated:

	March 31, 2023	December 31, 2022
Wells	$97,223	$96,171
Platform	65,416	64,500
Total decommissioning liability	162,639	160,671
Note receivable	(70,643)	(69,679)
Total decommissioning liability, net of note receivable	$91,996	$90,992

Accretion expense for the three months ended March 31, 2023 and 2022 was $2.3 million and $2.7 million, respectively. Additionally, during the three months ended March 31, 2023, we incurred well decommissioning costs of $0.4 million.

(5) Note Receivable

Our note receivable consist of a commitment from the seller of oil and gas property for costs associated with abandonment. Pursuant to an agreement with the seller, we invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of the seller’s obligation to us totals $105.2 million and is recorded at its present value, which totaled $70.6 million as of March 31, 2023.

The discount on the note receivable, which is currently based on an effective interest rate of 5.6%, is amortized to interest income over the expected timing of the completion of the decommissioning activities, which are expected to be completed during the second quarter of 2031. Interest receivable is considered paid in kind and is compounded into the carrying amount of the note.

Non-cash interest income related to the note receivable was $1.0 million for both the three months ended March 31, 2023 and 2022. As the interest income on the note receivable is non-cash, it is included in other reconciling items, net in the Condensed Consolidated Statements of Cash Flows.

(6) Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is as follows:

	March 31, 2023	December 31, 2022
Machinery and equipment	$397,539	$378,907
Buildings, improvements and leasehold improvements	69,691	70,816
Automobiles, trucks, tractors and trailers	6,689	6,376
Furniture and fixtures	19,378	19,373
Construction-in-progress	12,191	5,185
Land	26,049	26,695
Oil and gas producing assets	12,582	11,714
Total	544,119	519,066
Accumulated depreciation and depletion	(250,025)	(236,690)
Property, plant and equipment, net	$294,094	$282,376

Depreciation and depletion expense associated with our property, plant and equipment for the three months ended March 31, 2023 and 2022 was $17.6 million and $31.2 million, respectively.

Other (gains) and losses, net include gains and losses on the disposal of assets, as well as impairments related to long-lived assets. During the three months ended March 31, 2023, we recognized net gains of $1.4 million. During the three months ended March 31, 2022, we recognized net losses of $1.1 million.

(7) Debt

We have a Credit Agreement providing for a $120.0 million asset-based secured revolving Credit Facility, all of which is available for the issuance of letters of credit (the “Credit Facility”) which matures in December 2024. The issuance of letters of credit reduces availability under the Credit Facility on a dollar-for-dollar basis.

As of March 31, 2023, our borrowing base, as defined in the Credit Agreement, was approximately $115.8 million, and we had $34.9 million of letters of credit outstanding that reduced the borrowing availability. We had no outstanding borrowings under the Credit Facility as of March 31, 2023. We were in compliance with all required covenants as of March 31, 2023.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023	December 31, 2022
Non-qualified deferred compensation assets and liabilities
Other long-term assets, net	$16,384	$16,299
Accrued expenses	1,663	1,831
Other long-term liabilities	14,616	15,855

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

(9) Other Income (Expense)

Other income (expense) primarily relates to re-measurement gains and losses associated with our foreign currencies and realized and unrealized gains and losses on our investment in equity securities.

Losses on foreign currencies were $1.8 million for the three months ended March 31, 2023. Gains on foreign currencies were $5.6 million for the three months ended March 31, 2022. Gains and losses on foreign currencies are primarily related to our operations in Brazil and Argentina.

During the three months ended March 31, 2022, proceeds from the disposal of equity securities totaled $7.4 million and we recognized gains of $1.8 million in connection with these transactions. Unrealized gains related to our investment in equity securities during the three months ended March 31, 2022 were $6.5 million. All investments in equity securities were disposed of prior to December 31, 2022.

(10) Segment Information

Our reportable segments are Rentals and Well Services.

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

Summarized financial information for our segments is as follows:

For the Three Months Ended March 31, 2023		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$108,821	$111,316	$-	$220,137
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	36,468	81,253	-	117,721
Depreciation, depletion, amortization and accretion	12,168	7,077	894	20,139
General and administrative expenses	7,202	11,499	12,289	30,990
Restructuring expenses	-	-	1,983	1,983
Other (gains) and losses, net	(31)	(1,367)	-	(1,398)
Income (loss) from operations	$53,014	$12,854	$(15,166)	$50,702

For the Three Months Ended March 31, 2022		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$88,756	$109,174	$-	$197,930
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	31,752	80,628	-	112,380
Depreciation, depletion, amortization and accretion	20,989	11,728	1,368	34,085
General and administrative expenses	7,365	11,401	13,252	32,018
Restructuring expenses	-	-	1,555	1,555
Other (gains) and losses, net	(135)	1,282	-	1,147
Income (loss) from operations	$28,785	$4,135	$(16,175)	$16,745

Identifiable Assets

		Well	Corporate	Consolidated
	Rentals	Services	and Other	Total
March 31, 2023	$488,613	$541,724	$202,466	$1,232,803
December 31, 2022	432,437	533,327	225,248	1,191,012

Geographic Segments

We operate in both the U.S. and internationally. Our international operations are primarily focused in Latin America and the Middle East regions. We attribute revenue geographically based on the location where the services are performed or the destination of the drilling products or equipment sold or rented. See Note 2 – Revenue for a detail of revenues attributable to our U.S and International operations.

Long-lived assets consist of property, plant and equipment and are identified geographically based on the physical location of the asset at the end of a period. The value of our long-lived assets by U.S. and International locations are as follows:

Long-Lived Assets

	March 31, 2023	December 31, 2022
United States	$226,091	$212,534
International	68,003	69,842
Total	$294,094	$282,376

(11) Stock-Based Compensation Plans

We have a Management Incentive Plan (“MIP”), which provides the issuance of up to 1,999,869 shares of our Class B common stock, par value $0.01 per share (the “Class B Common Stock”) for the grant of share-based and cash-based awards.

To date, grants under the MIP have been in the form of shares of Class B common stock (“RSAs”), restricted stock units which will be settled in Class B common stock upon the satisfaction of time-based vesting conditions (“RSUs”) and performance stock units which will be settled in Class B common stock upon the satisfaction of time and performance-based vesting conditions (“PSUs”).

The RSAs vest over a period of three years, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement. RSUs granted in 2022 generally vest in three equal annual installments over the three-year period, subject generally to continued employment and the other terms and conditions set forth in the forms of the RSU award agreements. RSUs granted in 2021 vested in full during the current quarter. PSUs may be earned between 25% and 100% of the target award based on achievement of share price goals set forth in the forms of the PSU award agreements and will vest to the extent that share price goals are achieved based on the terms and conditions set forth in the forms of the PSU award agreements.

The following sets forth issuances under the MIP for the three months ended March 31, 2023 and 2022:

	Grants of Share-Based Awards
		July/
	June	August	March	July
	2021	2021	2022	2022	Total
Awards outstanding, December 31, 2022	29,976	37,947	72,050	88,215	228,188
Vested	-	(37,947)	(24,017)	(29,405)	(91,369)
Awards outstanding, March 31, 2023	29,976	-	48,033	58,810	136,819

Estimated grant date fair value	$39.53	$39.53	$58.80	$58.80

Unamortized grant date fair value, December 31, 2022 (in millions)	$0.9	$-	$3.1	$4.2	$8.2
Unamortized grant date fair value, March 31, 2023 (in millions)	$0.7	$-	$2.7	$3.7	$7.1

	Grants of Share-Based Awards
		July/
	June	August	March
	2021	2021	2022	Total
Awards outstanding, December 31, 2021	76,269	50,596	-	126,865
Granted	-	-	72,050	72,050
Awards outstanding, March 31, 2022	76,269	50,596	72,050	198,915

Estimated grant date fair value	$39.53	$39.53	$58.80

Unamortized grant date fair value, December 31, 2021 (in millions)	$2.4	$1.4	$-	$3.8
Unamortized grant date fair value, March 31, 2022 (in millions)	$2.2	$1.0	$4.2	$7.4

During the three months ended March 31, 2023 and 2022, we recognized $1.1 million and $0.6 million, respectively, in compensation expense associated with grants of RSAs and RSUs. We are currently not amortizing our PSUs as we have not concluded that it is probable that the performance condition will be achieved.

(12) Income Taxes

The effective tax rate for the three months ended March 31, 2023 was an expense of 44.6% on income from continuing operations and is different from the U.S. federal statutory rate of 21.0% due to non-deductible items and foreign losses for which no tax benefit was recorded. The Latin American and Middle East jurisdictions in which we currently, and will continue to, operate have tax rates significantly in excess of the U.S. federal statutory rate. Additionally, we identified an error in the tax provision for the year ended December 31, 2022 pertaining to certain net operating loss carryforwards that should have been eliminated as part of a worthless stock deduction taken in the fourth quarter of 2022. As such, we recognized an additional income tax expense of $7.6 million during the three months ended March 31, 2023 with a corresponding decrease to deferred tax assets to correct this immaterial misstatement. Management has determined that this misstatement was not material to any of its previously issued financial statements.

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

The effective tax rate for the three months ended March 31, 2022 was an expense of 24.7% on income from continuing operations and is different from the U.S. federal statutory rate of 21.0% primarily from non-deductible items and foreign losses for which no tax benefit was recorded.

We had $14.3 million and $14.0 million of unrecognized tax benefits as of March 31, 2023 and December 31, 2022, respectively, all of which would impact our effective tax rate if recognized except for $0.5 million offset in deferred income taxes. It is reasonably possible $10.2 million of unrecognized tax benefits could be settled in the next twelve months due to the conclusion of tax audits or statutes of limitations expiration. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

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

The following table presents the reconciliation between the weighted average number of shares for basic and diluted earnings per share.

	For the Three Months Ended
	March 31,
	2023	2022
Weighted-average shares outstanding - basic	20,107	19,999
Potentially dilutive stock awards and units	24	57
Weighted-average shares outstanding - diluted	20,131	20,056

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

We are currently involved in legal proceedings with the Washington State Board of Tax Appeals (the “Tax Board”) in relation to a dispute arising in April 2019 pertaining to a use tax assessment from 2016 as a result of the construction of a vessel by one of our subsidiaries. As of March 31, 2023, the assessment, including interest, totaled $27.0 million. While we are confident that the assessment is legally insupportable, if the Tax Board upholds the assessment, we will be responsible for payment of the full assessment within thirty days of the decision. Although we are unable to estimate the probability of the outcome of this matter or the range of reasonably possible loss, if any, we have reserved an amount we believe to be adequate to cover any final assessment levied by the state.

(15) Discontinued Operations

The following table summarizes the components of discontinued operations, net of tax:

	For the Three Months Ended
	March 31,
	2023	2022
General and administrative expenses	$461	$3,742
Other gains, net	(827)	(5,943)
Income from discontinued operations before tax	366	2,201
Income tax benefit (expense)	(77)	(462)
Income from discontinued operations, net of income tax	$289	$1,739

The following summarizes the assets and liabilities related to discontinued operations:

	March 31, 2023	December 31, 2022
Assets:
Accounts receivable, net	$340	$350
Property, plant and equipment, net	3,947	11,468
Other assets	134	160
Total assets held for sale	$4,421	$11,978

Liabilities:
Accounts payable	$-	$86
Accrued expenses	3,444	3,192
Other liabilities	72	71
Total liabilities held for sale	$3,516	$3,349

Significant operating non-cash items and cash flows from investing activities for our discontinued operations were as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows from discontinued operating activities:
Other gains, net	$(827)	$(5,943)
Cash flows from discontinued investing activities:
Proceeds from sales of assets	$8,740	$13,194

(16) Supplemental Cash Flow Information

The table below is a reconciliation of cash, cash equivalents and restricted cash for the beginning and the end of the periods presented:

	March 31,
	2023	2022
Cash and cash equivalents	$258,999	$314,974
Restricted cash-non-current	80,108	79,561
Cash, cash equivalents, and restricted cash, beginning of period	$339,107	$394,535

Cash and cash equivalents	$324,128	$359,511
Restricted cash-non-current	80,599	79,561
Cash, cash equivalents, and restricted cash, end of period	$404,727	$439,072

(17) New Accounting Pronouncements

There were no material changes in recently issued or adopted accounting standards from those disclosed in our Form 10-K.

(18) Subsequent Events

On May 8, 2023, SESI, L.L.C., as borrower, SESI Holdings, Inc., as parent, and the subsidiary guarantors party thereto entered into an Amendment No. 5 to Credit Agreement (the “Fifth Amendment to Credit Agreement”) to, among other things, replace the interest rate based on the London interbank offered rate (“LIBOR”) and related LIBOR-based mechanics applicable to borrowings under the Credit Agreement with a forward-looking interest rate based on the secured overnight financing rate (“Term SOFR”) (including a customary spread adjustment) and related Term SOFR-based mechanics and make certain other conforming changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. In addition, the following discussion and analysis and information contains forward-looking statements about our business, operations and financial performance based on our current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. including, but not limited to, those identified below and any discussed in the sections titled “Risk Factors” and under the heading “Information Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Our financial performance is significantly affected by the rig count in the U.S. land and offshore market areas as well as oil and natural gas prices and worldwide rig activity, which are summarized in the tables below:

	Three Months Ended
	March 31,	December 31,
	2023	2022	% Change
Worldwide Rig Count (1)
U.S.:
Land	744	760	(2.1%)
Offshore	16	16	0.0%
Total	760	776	(2.1%)
International (2)	915	907	0.9%
Worldwide Total	1,675	1,683	(0.5%)

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$72.43	$82.79	(12.5%)
Natural Gas (Henry Hub)	$2.65	$5.55	(52.3%)

(1)
Estimate of drilling activity as measure by the average active drilling rigs based on Baker Hughes Co. rig count information
(2)
Excludes Canadian rig count

Comparison of the Results of Operations for the Three Months Ended March 31, 2023 and December 31, 2022

We reported net income from continuing operations for the three months ended March 31, 2023 (the “Current Quarter”) of $29.9 million on revenue of $220.1 million. This compares to a net income from continuing operations for the three months ended December 31, 2022 (the “Prior Quarter”) of $175.0 million on revenues of $239.1 million. The decrease in net income from continuing operations in the Current Quarter is largely attributable to recognition of a worthless stock deduction and valuation allowance releases in the Prior Quarter with estimated net tax benefits of $104.0 million and $18.5 million, respectively. An immaterial misstatement was identified and recorded in the Current Quarter related to the worthless stock deduction, resulting in additional income tax expense of $7.6 million.

	Three Months Ended		Change
	March 31,	December 31,
	2023	2022	$	%
Revenues
Rentals	$108,821	$105,900	$2,921	2.8%
Well Services	111,316	133,203	(21,887)	(16.4%)
Total revenues	220,137	239,103	(18,966)
Cost of revenues
Rentals	36,468	36,376	92	0.3%
Well Services	81,253	91,146	(9,893)	(10.9%)
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	117,721	127,522	(9,801)
Depreciation, depletion, amortization and accretion	20,139	20,121	18	0.1%
General and administrative expenses	30,990	34,204	(3,214)	(9.4%)
Restructuring expenses	1,983	1,934	49	2.5%
Other (gains) and losses, net	(1,398)	1,129	(2,527)	(223.8%)
Income from operations	50,702	54,193	(3,491)
Other income (expense)
Interest income, net	5,439	5,702	(263)	(4.6%)
Other income (expense)	(2,152)	4,558	(6,710)	(147.2%)
Income from continuing operations before income taxes	53,989	64,453	(10,464)
Income tax (expense) benefit	(24,065)	110,532	(134,597)	(121.8%)
Net income from continuing operations	29,924	174,985	(145,061)
Income (loss) from discontinued operations, net of income tax	289	(4,389)	4,678	(106.6%)
Net income	$30,213	$170,596	$(140,383)

** Not a meaningful percentage

Revenues and Cost of Revenues

Revenues from our Rentals segment increased by $2.9 million, or 2.8%, in the Current Quarter as compared to the Prior Quarter primarily due to increased pricing and service revenue for both bottom hole assembly accessories and premium drill pipe product lines in our U.S onshore and offshore markets. These increases resulted in a higher gross margin of 66.5% for the Current Quarter as compared to 65.7% in the Prior Quarter.

Revenues from our Well Services segment in the Current Quarter decreased $21.9 million, or 16.4%, from the Prior Quarter. The decline in revenue is a result of a comparatively stronger performance in the Prior Quarter in the U.S offshore market from our completion services business unit. Additionally, our International market experienced a decline in revenues related to hydraulic workover and snubbing activities, which was offset by improvements in both completion and well control services. Cost of revenues decreased $9.9 million, or 10.9%, in the Current Quarter as compared to the Prior Quarter as a result of the declines in completion services in our U.S offshore market and declines in hydraulic workover and snubbing activities on our International market. Gross margin for the Current Quarter decreased to 27.0% as compared to 31.6% for the Prior Quarter.

General and Administrative Expenses

General and administrative expenses for the Current Quarter decreased $3.2 million, or 9.4%, as compared to the Prior Quarter. The decrease is primarily related to a reduction in employee related costs, including bonus incentives in the Current Quarter.

Other (gains) and losses, net

Other gains, net for the Current Quarter were $1.4 million compared to other losses, net of $1.1 million for the Prior Quarter. Other (gains) and losses, net include gains and losses on the disposal of assets, as well as impairments related to long-lived assets.

Other Income (Expense)

Other income (expense) during the Current Quarter and Prior Quarter primarily relate to re-measurement losses associated with our foreign currencies and realized gains on our investment in equity securities.

Losses on foreign currencies were $1.8 million and $0.7 million for the Current Quarter and Prior Quarter, respectively. Losses on foreign currencies during both periods were primarily related to our operations in Argentina.

During the Prior Quarter, we disposed of all of our remaining investment in equity securities for $21.3 million and recognized gains totaling $5.3 million.

Income Taxes

The effective tax rate for the Current Quarter was an expense of 44.6% on income from continuing operations and is different from the U.S. federal statutory rate of 21.0% due to non-deductible items and foreign losses for which no tax benefit was recorded. The Latin American and Middle East jurisdictions in which we currently, and will continue to, operate have tax rates significantly in excess of the U.S. federal statutory rate. Additionally, we identified an error in the tax provision for the year ended December 31, 2022 pertaining to certain net operating loss carryforwards that should have been eliminated as part of a worthless stock deduction taken in the fourth quarter of 2022. As such, we recognized an additional income tax expense of $7.6 million during the three months ended March 31, 2023 with a corresponding decrease to deferred tax assets to correct this immaterial misstatement. Management has determined that this misstatement was not material to any of its previously issued financial statements.

The effective tax rate for the Prior Quarter was a benefit of 171.5% on income from continuing operations and is different from the U.S. federal statutory rate of 21.0% primarily from the worthless stock deduction. In addition, in the Prior Quarter, we recognized valuation allowance releases primarily for Brazil deferred tax assets and a portion of U.S. foreign tax credits .

Unrecognized tax benefit as of the March 31, 2023 and December 31, 2022 was $14.3 million and $14.0 million, respectively, all of which would impact our effective tax rate if recognized except for $0.5 million offset in deferred income taxes. It is reasonably possible $10.2 million of unrecognized tax benefits could be settled in the next twelve months due to the conclusion of tax audits or statute of limitations expirations. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

Liquidity and Capital Resources

Cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Certain sources and uses of cash, such as our level of discretionary capital expenditures and divestitures of non-core assets, are within our control and are adjusted as necessary based on market conditions.

Financial Condition and Liquidity

Our primary sources of liquidity have been cash and cash equivalents, cash generated from our operations and from asset sales, and availability under our Credit Facility. As of March 31, 2023, we had cash, cash equivalents and restricted cash of $404.7 million. During the three months ended March 31, 2023 net cash provided by operating activities was $73.3 million, and we received $11.6 million in cash proceeds from the sale of assets. The primary uses of liquidity are to provide support for operating activities and capital expenditures. We spent $18.1 million of cash on capital expenditures during the three months ended March 31, 2023.

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

Debt Instruments

We have a Credit Agreement providing for a $120.0 million asset-based secured revolving Credit Facility, all of which is available for the issuance of letters of credit (the “Credit Facility”), which matures in December 2024. The issuance of letters of credit reduces availability under the Credit Facility on a dollar-for-dollar basis.

As of March 31, 2023, our borrowing base, as defined in the Credit Agreement, was approximately $115.8 million and we had $34.9 million of letters of credit outstanding that reduced the borrowing availability. We had no outstanding borrowings under the Credit Facility as of March 31, 2023. We were in compliance with all required covenants as of March 31, 2023.

Other Matters

New Accounting Pronouncements

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 17 – “New Accounting Pronouncements.”

Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies reported in our Annual Report on Form 10-K for the period ended December 31, 2022 (the “Form 10-K”) that affect our significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Please refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with foreign currency fluctuations and changes in commodity prices.

Foreign Currency Exchange Rates Risk

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe it is prudent, we may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. As of March 31, 2023, we did not have any outstanding foreign currency forward contracts.

Commodity Price Risk

Our revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, the disclosure controls and procedures provide reasonable assurance that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of March 31, 2023 were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as a result of the material weakness in our internal control over financial reporting described below.

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

Based on its evaluation, the controls described above have not had sufficient time for management to conclude that the controls are operating effectively. Therefore, the material weakness described above existed at March 31, 2023, and will continue to exist until the controls described above have had sufficient time for management to conclude that they are effective.

Changes in Internal Control Over Financial Reporting

Other than the changes related to the remediation plan above, there were no changes in internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2023, there have been no material changes in risk factors previously disclosed in our Form 10-K.

Item 6. Exhibits

Exhibit No.	Description
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

SUPERIOR ENERGY SERVICES, INC.

(Registrant)

Date:	May 15, 2023	By:	/s/ Brian K. Moore
Brian K. Moore
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ James W. Spexarth
James W. Spexarth
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

`