Form 10-Q
period 2023-06-30
SUPERIOR ENERGY SERVICES INC
filed 2023-08-02
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant’s Class A common stock outstanding on July 31, 2023 was 19,998,695.

The number of shares of the registrant’s Class B common stock outstanding on July 31, 2023 was 152,030.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Form 10-Q”) and other documents filed by us with the Securities and Exchange Commission (the “SEC”) contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements. All statements, other than statements of historical fact, included in this Form 10-Q regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of their experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$330,129	$258,999
Accounts receivable, net	249,479	249,808
Income taxes receivable	4,541	6,665
Prepaid expenses	19,291	17,299
Inventory	82,897	65,587
Other current assets	6,104	6,276
Assets held for sale	1,369	11,978
Total current assets	693,810	616,612
Property, plant and equipment, net	298,567	282,376
Note receivable	71,581	69,679
Restricted cash	80,318	80,108
Deferred tax assets	73,362	97,492
Other assets, net	42,978	44,745
Total assets	$1,260,616	$1,191,012

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	58,865	$31,570
Accrued expenses	100,416	116,575
Income taxes payable	11,687	11,682
Decommissioning liability	26,329	9,770
Liabilities held for sale	3,090	3,349
Total current liabilities	200,387	172,946
Decommissioning liability	133,591	150,901
Other liabilities	45,186	84,281
Total liabilities	379,164	408,128

Stockholders’ equity:
Class A common stock $0.01 par value; 50,000 shares authorized; 19,999 shares issued and outstanding at June 30, 2023 and December 31, 2022	200	200
Class B common stock $0.01 par value; 2,000 shares authorized; 156 shares issued and 152 shares outstanding at June 30, 2023 and 84 shares issued and 80 shares outstanding at December 31, 2022	2	1
Class A Additional paid-in capital	902,486	902,486
Class B Additional paid-in capital	6,855	5,896
Accumulated deficit	(28,091)	(125,699)
Total stockholders’ equity	881,452	782,884
Total liabilities and stockholders’ equity	$1,260,616	$1,191,012

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Services	$106,130	$100,066	$199,420	$191,505
Rentals	85,361	76,993	170,971	144,155
Product sales	52,982	47,581	94,219	86,910
Total revenues	244,473	224,640	464,610	422,570
Cost of revenues:
Services	58,940	73,530	124,019	133,698
Rentals	30,314	24,235	59,362	48,848
Product sales	31,500	23,203	55,094	50,802
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	120,754	120,968	238,475	233,348
Depreciation, depletion, amortization and accretion:
Services	7,704	8,292	14,999	21,958
Rentals	6,165	6,492	12,859	16,529
Product sales	6,752	8,562	12,902	18,944
Total depreciation, depletion, amortization and accretion	20,621	23,346	40,760	57,431
General and administrative expenses	31,177	30,231	62,167	62,249
Restructuring expenses	-	1,663	1,983	3,218
Other (gains) and losses, net	47	(18,013)	(1,351)	(16,866)
Income from operations	71,874	66,445	122,576	83,190
Other income (expense):
Interest income, net	6,513	1,459	11,952	2,638
Other income (expense)	(1,836)	(13,471)	(3,988)	476
Income from continuing operations before income taxes	76,551	54,433	130,540	86,304
Income tax expense	(9,147)	(10,871)	(33,212)	(18,755)
Net income from continuing operations	67,404	43,562	97,328	67,549
Income (loss) from discontinued operations, net of income tax	(9)	(1,944)	280	(205)
Net income	$67,395	$41,618	$97,608	$67,344

Income (loss) per share - basic:
Net income from continuing operations	$3.35	$2.18	$4.84	$3.38
Income (loss) from discontinued operations, net of income tax	-	(0.10)	0.01	(0.01)
Net income	$3.35	$2.08	$4.85	$3.37

Income (loss) per share - diluted:
Net income from continuing operations	$3.35	$2.17	$4.83	$3.37
Income (loss) from discontinued operations, net of income tax	-	(0.10)	0.02	(0.01)
Net income	$3.35	$2.07	$4.85	$3.36

Weighted-average shares outstanding
Basic	20,126	20,024	20,116	20,011
Diluted	20,143	20,076	20,136	20,065

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

(unaudited)

					Additional
	Common Stock				paid-in
	Class A		Class B		capital		Accumulated
	Shares	Amount	Shares	Amount	Class A	Class B	deficit	Total

Balances, December 31, 2021	19,999	$200	76	$1	$902,486	$1,224	$(162,178)	$741,733
Net income	-	-	-	-	-	-	286,465	286,465
Cash dividends ($12.45 per share)	-	-	-	-	-	-	(249,986)	(249,986)
Stock-based compensation expense, net	-	-	-	-	-	4,807	-	4,807
Restricted stock units vested	-	-	10	-	-	-	-	-
Share withheld and retired	-	-	(2)	-	-	(135)	-	(135)
Shares placed in treasury	-	-	(4)	-	-	-	-	-
Balances, December 31, 2022	19,999	200	80	1	902,486	5,896	(125,699)	782,884
Net income	-	-	-	-	-	-	30,213	30,213
Restricted stock units vested	-	-	91	1	-	(1)	-	-
Shares withheld and retired	-	-	(19)	-	-	(1,116)	-	(1,116)
Stock-based compensation expense, net	-	-	-	-	-	1,052	-	1,052
Balances, March 31, 2023	19,999	$200	152	$2	$902,486	$5,831	$(95,486)	$813,033
Net income	-	-	-	-	-	-	67,395	67,395
Stock-based compensation expense, net	-	-	-	-	-	1,024	-	1,024
Balances, June 30, 2023	19,999	$200	152	$2	$902,486	$6,855	$(28,091)	$881,452

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2023		2022
Cash flows from operating activities:
Net income	$97,608		$67,344
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion, amortization and accretion	40,760		57,431
Deferred income taxes	23,795		1,687
Stock based compensation expense	2,076		1,543
Bad debt	668		(920)
Gain on sale of equity securities	-		(3,611)
Unrealized gain on investment in equity securities	-		(544)
Other gains, net	(2,100)		(23,296)
Washington State Tax Settlement	(27,068)		-
Decommissioning costs	(2,878)		-
Other reconciling items, net	(1,648)		2,783
Changes in operating assets and liabilities:
Accounts receivable	(506)		(26,362)
Prepaid expenses	(1,992)		(2,652)
Inventory and other current assets	(19,464)		(5,358)
Accounts payable	16,707		(1,986)
Accrued expenses	(18,399)		144
Income taxes	2,129		2,185
Other, net	(6,753)		(144)
Net cash from operating activities	102,935		68,244
Cash flows from investing activities:
Payments for capital expenditures	(45,626)		(20,514)
Proceeds from sales of assets	15,147		15,183
Proceeds from sales of equity securities	-		13,366
Net cash from investing activities	(30,479)		8,035
Cash flows from financing activities:
Tax withholdings for vested restricted stock units	(1,116)	-	-
Net cash from financing activities	(1,116)		-
Net change in cash, cash equivalents, and restricted cash	71,340		76,279
Cash, cash equivalents, and restricted cash at beginning of period	339,107		394,535
Cash, cash equivalents, and restricted cash at end of period	$410,447		$470,814

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2023, our results of operations for the three and six months ended June 30, 2023 and 2022, and our cash flows for the six months ended June 30, 2023 and 2022. The balance sheet as of December 31, 2022, was derived from our audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements.

(2) Revenue and Accounts Receivable

Disaggregation of Revenue

The following table presents our revenues by segment disaggregated by geography:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
U.S. land
Rentals	$44,730	$43,791	$89,863	$77,753
Well Services	5,806	4,151	12,161	8,699
Total U.S. land	50,536	47,942	102,024	86,452

U.S. offshore
Rentals	37,516	36,331	73,186	69,084
Well Services	23,405	32,569	39,726	60,890
Total U.S. offshore	60,921	68,900	112,912	129,974

International
Rentals	30,165	23,607	58,183	45,648
Well Services	102,851	84,191	191,491	160,496
Total International	133,016	107,798	249,674	206,144
Total Revenues	$244,473	$224,640	$464,610	$422,570

The following table presents our revenues by segment disaggregated by type:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Services
Rentals	$17,875	$12,654	$35,020	$23,812
Well Services	88,255	87,412	164,400	167,693
Total Services	106,130	100,066	199,420	191,505

Rentals
Rentals	81,647	73,563	163,722	138,810
Well Services	3,714	3,430	7,249	5,345
Total Rentals	85,361	76,993	170,971	144,155

Product Sales
Rentals	12,889	17,512	22,490	29,863
Well Services	40,093	30,069	71,729	57,047
Total Product Sales	52,982	47,581	94,219	86,910
Total Revenues	$244,473	$224,640	$464,610	$422,570

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount or the earned amount but not yet invoiced and do not bear interest. We maintain an allowance for credit losses based on our best estimate of probable uncollectible amounts in existing accounts receivable. Adjustments to the allowance for credit losses in future periods may be made based on changing customer conditions. Our allowance for credit losses as of June 30, 2023 and December 31, 2022 was approximately $6.5 million and $6.1 million, respectively.

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

	June 30, 2023	December 31, 2022
Finished goods	$45,319	$36,136
Raw materials	7,898	8,351
Work-in-process	13,759	4,718
Supplies and consumables	15,921	16,382
Total	$82,897	$65,587

Finished goods inventory includes component parts awaiting assembly of approximately $22.2 million and $20.7 million as of June 30, 2023 and December 31, 2022, respectively.

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

The following table presents our total decommissioning liability as of the periods indicated:

	June 30, 2023	December 31, 2022
Wells	$93,564	$96,171
Platform	66,356	64,500
Total decommissioning liability	159,920	160,671
Note receivable	(71,581)	(69,679)
Total decommissioning liability, net of note receivable	$88,339	$90,992

Accretion expense for the three and six months ended June 30, 2023 was $2.4 million and $4.7 million, respectively, and $2.7 million and $5.4 million for the three and six months ended June 30, 2022, respectively. Additionally, during the six months ended June 30, 2023, we incurred well decommissioning costs of $5.5 million.

(5) Note Receivable

Our note receivable consists of a commitment from the seller of oil and gas property for costs associated with abandonment. Pursuant to an agreement with the seller, we invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of the seller's obligation to us is $105.2 million and is recorded at its present value, which totaled $71.6 million as of June 30, 2023.

The discount on the note receivable is currently based on an effective interest rate of 5.6% and is amortized to interest income over the expected timing of the completion of the decommissioning activities, which are expected to be completed during the second quarter of 2031. Interest receivable is considered paid in kind and is compounded into the carrying amount of the note.

Non-cash interest income related to the note receivable for the three and six months ended June 30, 2023 was $0.9 million and $1.9 million, respectively. Non-cash interest income related to the note receivable for the three and six months ended June 30, 2022 was $1.0 million and $2.0 million, respectively. Interest income is included in other reconciling items, net in the Condensed Consolidated Statements of Cash Flows.

(6) Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is as follows:

	June 30, 2023	December 31, 2022
Machinery and equipment	$413,937	$378,907
Buildings, improvements and leasehold improvements	70,394	70,816
Automobiles, trucks, tractors and trailers	6,546	6,376
Furniture and fixtures	19,384	19,373
Construction-in-progress	11,756	5,185
Land	26,698	26,695
Oil and gas producing assets	12,339	11,714
Total	561,054	519,066
Accumulated depreciation and depletion	(262,487)	(236,690)
Property, plant and equipment, net	$298,567	$282,376

Depreciation and depletion expense associated with our property, plant and equipment for the three and six months ended June 30, 2023 was $18.0 million and $35.6 million, respectively. For the three and six months ended June 30, 2022, depreciation and depletion expense associated with our property, plant and equipment was $20.4 million and $51.6 million, respectively.

(7) Debt

We have a Credit Agreement providing for a $120.0 million asset-based secured revolving Credit Facility, all of which is available for the issuance of letters of credit (the “Credit Facility”) which matures in December 2024. The issuance of letters of credit reduces availability under the Credit Facility on a dollar-for-dollar basis.

As of June 30, 2023, our borrowing base, as defined in the Credit Agreement, was approximately $120.0 million, and we had $34.7 million of letters of credit outstanding that reduced the borrowing availability. We had no outstanding borrowings under the Credit Facility as of June 30, 2023. We were in compliance with all required covenants as of June 30, 2023.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023	December 31, 2022
Non-qualified deferred compensation assets and liabilities
Other long-term assets, net	$16,637	$16,299
Accrued expenses	1,758	1,831
Other long-term liabilities	14,927	15,855

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

Losses on foreign currencies were $1.7 million and $3.6 million for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, losses on foreign currencies were $10.5 million and $4.9 million, respectively. Gains and losses on foreign currencies are primarily related to our operations in Brazil and Argentina.

During the three and six months ended June 30, 2022, we recognized unrealized losses of $5.9 million and unrealized gains of $0.5 million, respectively, from our investment in equity securities. During the three and six months ended June 30, 2022, proceeds from the disposal of equity securities totaled $6.0 million and $13.4 million, respectively. All investments in equity securities were disposed of prior to December 31, 2022.

(10) Other (Gains) and Losses

Other (gains) and losses, net include gains and losses on the disposal of assets as well as impairments, if any, related to long-lived assets. During the three months ended June 30, 2023, other losses were immaterial. During the six months ended June 30, 2023, we recognized net gains of $1.4 million. During the three and six months ended June 30, 2022, we recognized net gains of $18.0 million and $16.9 million, respectively.

During the second quarter of 2022, we undertook an initiative to alter our decommissioning program, whereby we intend to convert the platform into an artificial reef (“reef-in-place”). Converting to a reef-in-place program reduced the estimated costs associated with decommissioning the wells and platform, and also impacted the time required to complete the decommissioning activities.

The reduction in cost estimates resulted in a reduction in the carrying value of our decommissioning liability and related note receivable as well as impacted the carrying value of our oil and gas producing assets, such that as of June 30, 2022, our decommissioning liability was reduced by $53.0 million and the related note receivable was increased by $2.6 million. In accordance with ASC 410, the carrying value of our oil and gas producing assets was reduced by $38.2 million, which represented the net book value of our oil and gas assets at June 30, 2022. In connection with these changes, we recognized a gain of approximately $17.4 million, which is included in other (gains) and losses, net in our statement of operations.

(11) Segment Information

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

Summarized financial information for our segments is as follows:

For the Three Months Ended June 30, 2023		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$112,411	$132,062	$-	$244,473
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	35,021	85,733	-	120,754
Depreciation, depletion, amortization and accretion	12,553	7,204	864	20,621
General and administrative expenses	6,993	11,391	12,793	31,177
Restructuring expenses	-	-	-	-
Other (gains) and losses, net	(262)	309	-	47
Income (loss) from operations	$58,106	$27,425	$(13,657)	$71,874

For the Three Months Ended June 30, 2022		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$103,729	$120,911	$-	$224,640
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	35,860	85,108	-	120,968
Depreciation, depletion, amortization and accretion	12,556	9,662	1,128	23,346
General and administrative expenses	6,559	11,202	12,470	30,231
Restructuring expenses	-	-	1,663	1,663
Other (gains) and losses, net	195	(18,208)	-	(18,013)
Income (loss) from operations	$48,559	$33,147	$(15,261)	$66,445

For the Six Months Ended June 30, 2023		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$221,232	$243,378	$-	$464,610
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	71,489	166,986	-	238,475
Depreciation, depletion, amortization and accretion	24,721	14,281	1,758	40,760
General and administrative expenses	14,195	22,890	25,082	62,167
Restructuring expenses	-	-	1,983	1,983
Other gains, net	(293)	(1,058)	-	(1,351)
Income (loss) from operations	$111,120	$40,279	$(28,823)	$122,576

For the Six Months Ended June 30, 2022		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$192,485	$230,085	$-	$422,570
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	67,612	165,736	-	233,348
Depreciation, depletion, amortization and accretion	33,545	21,390	2,496	57,431
General and administrative expenses	13,924	22,603	25,722	62,249
Restructuring expenses	-	-	3,218	3,218
Other (gains) and losses, net	60	(16,926)	-	(16,866)
Income (loss) from operations	$77,344	$37,282	$(31,436)	$83,190

Identifiable Assets

		Well	Corporate	Consolidated
	Rentals	Services	and Other	Total
June 30, 2023	$507,753	$568,452	$184,411	$1,260,616
December 31, 2022	432,437	533,327	225,248	1,191,012

(12) Stock-Based Compensation Plans

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

The following sets forth issuances under the MIP for the six months ended June 30, 2023 and 2022:

	Grants of Share-Based Awards
		July/
	June	August	March	July
	2021	2021	2022	2022	Total
Awards outstanding, December 31, 2022	29,976	37,947	72,050	88,215	228,188
Vested	(14,988)	(37,947)	(24,017)	(29,405)	(106,357)
Awards outstanding, June 30, 2023	14,988	-	48,033	58,810	121,831

Estimated grant date fair value	$39.53	$39.53	$58.80	$58.80

Unamortized grant date fair value, December 31, 2022 (in millions)	$0.9	$-	$3.1	$4.2	$8.2
Unamortized grant date fair value, June 30, 2023 (in millions)	$0.5	$-	$2.4	$3.2	$6.1

	Grants of Share-Based Awards
		July/
	June	August	March
	2021	2021	2022	Total
Awards outstanding, December 31, 2021	76,269	50,596	-	126,865
Granted	-	-	72,050	72,050
Vested	(25,423)	-	-	(25,423)
Awards outstanding, June 30, 2022	50,846	50,596	72,050	173,492

Estimated grant date fair value	$39.53	$39.53	$58.80

Unamortized grant date fair value, December 31, 2021 (in millions)	$2.4	$1.4	$-	$3.8
Unamortized grant date fair value, June 30, 2022 (in millions)	$1.8	$0.6	$3.9	$6.3

During the three and six months ended June 30, 2023, we recognized $1.0 million and $2.1 million, respectively, in compensation expense associated with grants of RSAs and RSUs. During the three and six months ended June 30, 2022, we recognized $1.0 million and $1.5 million, respectively, in compensation expense associated with grants of RSAs and RSUs. We are currently not amortizing our PSUs as we have not concluded that it is probable that the performance condition will be achieved.

(13) Income Taxes

The effective tax rate on income from continuing operations for the three and six months ended June 30, 2023 was 11.9% and 25.4%, respectively, and was 20.0% and 21.7% for the three and six months ended June 30, 2022, respectively. The U.S federal statutory rate for all periods was 21%. The effective tax rates for all periods were unfavorably impacted by our current and ongoing operations in foreign jurisdictions which have tax rates significantly in excess of the U.S. federal statutory rate.

The effective tax rate for the three months ended June 30, 2023 was also favorably impacted by approximately $14.9 million in income tax benefits from reversals of uncertain tax positions in foreign jurisdictions and adjustments to valuation allowances on foreign operations.

The effective tax rate for the six months ended June 30, 2023 was also unfavorably impacted by the identification of an error in the tax provision for the year ended December 31, 2022 pertaining to certain net operating loss carryforwards that should have been eliminated as part of a worthless stock deduction taken in the fourth quarter of 2022. As such, we recognized an additional income tax expense of $7.6 million during the three months ended March 31, 2023 with a corresponding decrease to deferred tax assets to correct this immaterial misstatement. Management has determined that this misstatement was not material to any of its previously issued financial statements.

The effective tax rate for the three and six months ended June 30, 2022 was also impacted from non-deductible items, the release of valuation allowances in certain jurisdictions and foreign losses for which no tax benefit was recorded.

We had $4.3 million of unrecognized tax benefits as of June 30, 2023, all of which would impact our effective tax rate if recognized. It is reasonably possible $1.0 million of unrecognized tax benefits could be settled in the next twelve months due to the conclusion of tax audits or statutes of limitations expiration. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. Unrecognized tax benefits as of December 31, 2022 were $14.0 million and were impacted by the reversals of uncertain tax positions during the six months ended June 30, 2023.

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

(14) Earnings per Share

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

The following table presents the reconciliation between the weighted average number of shares for basic and diluted earnings per share.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted-average shares outstanding - basic	20,126	20,024	20,116	20,011
Potentially dilutive stock awards and units	17	52	20	54
Weighted-average shares outstanding - diluted	20,143	20,076	20,136	20,065

(15) Contingencies

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

As previously reported in the Form 10-K and Form 10-Q for the quarter ended March 31, 2023, we are currently involved in legal proceedings with the Washington State Department of Revenue in relation to a dispute arising in April 2019 pertaining to a use tax assessment from 2016 as a result of the construction of a vessel by one of our subsidiaries. The matter was appealed to the Washington State Board of Tax Appeals, which affirmed the assessment on May 22, 2023. On June 20, 2023, we appealed this decision to Whatcom County Superior Court where it is currently pending review. In order to appeal the assessment to Whatcom County Superior Court, we paid the full $27.1 million assessment on May 31, 2023.

(16) Discontinued Operations

The following table summarizes the components of discontinued operations, net of tax:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
General and administrative expenses	$(72)	$1,711	$389	$5,453
Other (gains) and losses, net	79	750	(748)	(5,193)
Income (loss) from discontinued operations before tax	(7)	(2,461)	359	(260)
Income tax benefit (expense)	(2)	517	(79)	55
Income (loss) from discontinued operations, net of income tax	$(9)	$(1,944)	$280	$(205)

The following summarizes the assets and liabilities related to discontinued operations:

	June 30, 2023	December 31, 2022
Assets:
Accounts receivable, net	$-	$350
Property, plant and equipment, net	1,355	11,468
Other assets	14	160
Total assets held for sale	$1,369	$11,978

Liabilities:
Accounts payable	$-	$86
Accrued expenses	3,090	3,192
Other liabilities	-	71
Total liabilities held for sale	$3,090	$3,349

Significant operating non-cash items and cash flows from investing activities for our discontinued operations were as follows:

	For the Six Months Ended
	June 30,
	2023	2022
Cash flows from discontinued operating activities:
Other gains, net	$(748)	$(5,193)
Cash flows from discontinued investing activities:
Proceeds from sales of assets	$11,308	$13,861

(17) Supplemental Cash Flow Information

The table below is a reconciliation of cash, cash equivalents and restricted cash for the beginning and the end of the periods presented:

	June 30,
	2023	2022
Cash and cash equivalents	$258,999	$314,974
Restricted cash-non-current	80,108	79,561
Cash, cash equivalents, and restricted cash, beginning of period	$339,107	$394,535

Cash and cash equivalents	$330,129	$391,219
Restricted cash-non-current	80,318	79,595
Cash, cash equivalents, and restricted cash, end of period	$410,447	$470,814

(18) New Accounting Pronouncements

Recently Issued Accounting Standards

On January 1, 2023, we adopted Financial Accounting Standards Board (FASB) ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which replaces the incurred loss impairment methodology from previous U.S. GAAP with the Current Expected Credit losses model (CECL). The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses on financial instruments at the time the asset is originated or acquired. We estimate expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This updated guidance applies to (i) loans, accounts receivable, trade receivables, and other financial assets measured at amortized cost, and (ii) loan commitments and other off-balance sheet credit exposures. The adoption of this standard update did not have a material impact on our Condensed Consolidated Financial Statements.

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

Our financial performance is significantly affected by the rig count in the U.S. land and offshore market areas as well as oil and natural gas prices and worldwide rig activity, which are summarized in the tables below:

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,		June 30,	June 30,
	2023	2023	% Change	2023	2022	% Change
Worldwide Rig Count (1)
U.S.:
Land	722	744	(3.0%)	699	663	5.4%
Offshore	18	16	12.5%	20	15	33.3%
Total	740	760	(2.6%)	719	678	6.0%
International (2)	960	915	4.9%	938	819	14.5%
Worldwide Total	1,700	1,675	1.5%	1,657	1,497	10.7%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$73.54	$72.43	1.5%	$72.97	$102.01	(28.5%)
Natural Gas (Henry Hub)	$2.16	$2.65	(18.4%)	$2.41	$6.07	(60.3%)

(1)
Estimate of drilling activity as measure by the average active drilling rigs based on Baker Hughes Co. rig count information
(2)
Excludes Canadian rig count

Comparison of the Results of Operations for the Three Months Ended June 30, 2023 and March 31, 2023

We reported net income from continuing operations for the three months ended June 30, 2023 (the “Current Quarter”) of $67.4 million on revenue of $244.5 million. This compares to a net income from continuing operations for the three months ended March 31, 2023 (the “Prior Quarter”) of $29.9 million on revenues of $220.1 million.

	For the Three Months Ended		Change
	June 30,	March 31,
	2023	2023	$	%
Revenues
Rentals	$112,411	$108,821	$3,590	3.3%
Well Services	132,062	111,316	20,746	18.6%
Total revenues	244,473	220,137	24,336
Cost of revenues
Rentals	35,021	36,468	(1,447)	(4.0%)
Well Services	85,733	81,253	4,480	5.5%
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	120,754	117,721	3,033
Depreciation, depletion, amortization and accretion	20,621	20,139	482	**
General and administrative expenses	31,177	30,990	187	**
Restructuring expenses	-	1,983	(1,983)	**
Other (gains) and losses, net	47	(1,398)	1,445	(103.4%)
Income from operations	71,874	50,702	21,172
Other income (expense):
Interest income, net	6,513	5,439	1,074	19.7%
Other expense	(1,836)	(2,152)	316	**
Income from continuing operations before income taxes	76,551	53,989	22,562
Income tax expense	(9,147)	(24,065)	14,918	(62.0%)
Net income from continuing operations	67,404	29,924	37,480
Income (loss) from discontinued operations, net of income tax	(9)	289	(298)	(103.1%)
Net income	$67,395	$30,213	$37,182

** Not a meaningful percentage

Revenues and Cost of Revenues

Revenues from our Rentals segment increased by $3.6 million, or 3.3%, in the Current Quarter as compared to the Prior Quarter primarily due to increased International market activity for our premium drill pipe product lines and accommodation rentals in our U.S. offshore market. These increases resulted in an increased gross margin of 68.8% for the Current Quarter as compared to 66.5% in the Prior Quarter.

Revenues from our Well Services segment in the Current Quarter increased $20.7 million, or 18.6%, from the Prior Quarter. The increase in revenue is driven by our International markets which experienced continued improvements in both production and well control services. Additionally, our U.S. offshore market was impacted by stronger performance from our completion services business unit. Cost of revenues increased $4.5 million, or 5.5%, in the Current Quarter as compared to the Prior Quarter as a result of the increases in revenue discussed above. Gross margin for the Current Quarter also increased to 35.1% as compared to 27.0% for the Prior Quarter.

Other (gains) and losses, net

Other losses were immaterial in the Current Quarter compared to other gains of $1.4 million for the Prior Quarter. Other (gains) and losses, net include gains and losses on the disposal of assets, as well as impairments, if any, related to long-lived assets.

Interest Income, net

Interest income, net was $6.5 million compared to $5.4 million for the Prior Quarter. The increase in interest income was driven by interest derived on overnight money market accounts primarily in Argentina and the U.S.

Income Taxes

The effective tax rate on income from continuing operations for the Current Quarter and Prior Quarter was 11.9% and 44.6%, respectively. The U.S federal statutory rate for both periods was 21%. The effective tax rates for both periods were unfavorably impacted by our current and ongoing operations in foreign jurisdictions which have tax rates significantly in excess of the U.S. federal statutory rate.

The effective tax rate in the Current Quarter was also favorably impacted by approximately $14.9 million in income tax benefits from reversals of uncertain tax positions in foreign jurisdictions and adjustments to valuation allowances on foreign operations.

The effective tax rate for the Prior Quarter was also unfavorably impacted by recognition of a $7.6 million immaterial misstatement arising from certain net operating loss carryforwards that should have been eliminated as part of a worthless stock deduction taken in the fourth quarter of 2022.

We had $4.3 million of unrecognized tax benefits as of June 30, 2023, all of which would impact our effective tax rate if recognized. It is reasonably possible $1.0 million of unrecognized tax benefits could be settled in the next twelve months due to the conclusion of tax audits or statute of limitations expirations. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

Comparison of the Results of Operations for the Six Months Ended June 30, 2023 and 2022

We reported net income from continuing operations for the six months ended June 30, 2023 (the “Current Period”) of $97.3 million on revenue of $464.6 million. This compares to a net income from continuing operations for the six months ended June 30, 2022 (the “Prior Year Period") of $67.5 million on revenues of $422.6 million.

	For the Six Months Ended
	June 30,		Change
	2023	2022	$	%
Revenues:
Rentals	$221,232	$192,485	$28,747	14.9%
Well Services	243,378	230,085	$13,293	5.8%
Total revenues	464,610	422,570	42,040
Cost of revenues:
Rentals	71,489	67,612	3,877	5.7%
Well Services	166,986	165,736	1,250	0.8%
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	238,475	233,348	5,127
Depreciation, depletion, amortization and accretion	40,760	57,431	(16,671)	(29.0%)
General and administrative expenses	62,167	62,249	(82)	**
Restructuring expenses	1,983	3,218	(1,235)	(38.4%)
Other gains, net	(1,351)	(16,866)	15,515	(92.0%)
Income from operations	122,576	83,190	39,386
Other income (expense):
Interest income, net	11,952	2,638	9,314	353.1%
Other income (expense)	(3,988)	476	(4,464)	(937.8%)
Income from continuing operations before income taxes	130,540	86,304	44,236
Income tax expense	(33,212)	(18,755)	(14,457)	77.1%
Net income from continuing operations	97,328	67,549	29,779
Income (loss) from discontinued operations, net of income tax	280	(205)	485	(236.6%)
Net income	$97,608	$67,344	$30,264

** Not a meaningful percentage

Revenues and Cost of Revenues

Revenues from our Rentals segment increased $28.7 million, or 14.9%, in the Current Period as compared to the Prior Year Period. Cost of revenues increased $3.9 million, or 5.7%, in the Current Period as compared to the Prior Year Period. This increase was due to an increase in both average rig count and commodity prices when compared to the Prior Year Period. During the Current Period, we experienced increased revenue from both premium drill pipe in all our markets and bottom hole assembly accessories in our onshore U.S market, which contributed to an increase in gross margin which was 67.7% for the Current Period as compared to 64.9% in the Prior Year Period.

Revenues from our Well Services segment increased $13.3 million, or 5.8%, in the Current Period as compared to the Prior Year Period, primarily as a result of improvements in our production and well control services in our International markets. Cost of revenues increased $1.3 million, or 0.8%, in the Current Period as compared to the Prior Year Period. The increase in cost of revenues was driven by the increase in overall segment revenues and gross margin for the Current Period increased to 31.4% as compared to 28.0% for the Prior Year Period.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense for the Current Period decreased $16.7 million, or 29.0%, as compared to the Prior Year Period. Depreciation expense for the Prior Year Period was impacted by the valuation process under fresh start accounting, where certain fully depreciated assets were assigned a new estimated fair value and a new remaining useful life of less than 36 months.

Restructuring Expenses

Restructuring expenses relate to charges recorded as part of our strategic efforts to reconfigure our organization both operationally and financially. Current Period restructuring expenses decreased $1.2 million, or 38.4%, as compared to the Prior Year Period.

Other (gains) and losses, net

Other gains declined by $15.5 million due to inclusion of a $17.4 million gain from revisions in estimates related to our decommissioning liability in the Prior Year Period.

Interest Income (Expense), net

Interest income, net increased by $9.3 million, primarily from an increase in interest income from operations in our Corporate and Argentina offices.

Other Income (Expense), net

Losses on foreign currencies during the Current Period and Prior Year Period were $3.6 million and $4.9 million, respectively. Losses on foreign currencies during the Prior Year Period also include an expense of $2.7 million which represents a correction of an immaterial error relating to a period prior to our emergence from bankruptcy. Realized and unrealized losses, net on our investment in equity securities for the Prior Year Period were $4.2 million. During the Prior Year Period, we disposed of 1.7 million shares for $13.4 million. All investments in equity securities were disposed of prior to December 31, 2022.

Income Taxes

The effective tax rate on income from continuing operations for the Current Period and Prior Year Period was 25.4% and 21.7%, respectively. The U.S federal statutory rate for both periods was 21%. The effective tax rates for both periods were unfavorably impacted by our current and ongoing operations in foreign jurisdictions which have tax rates significantly in excess of the U.S. federal statutory rate.

The effective tax rate for the Current Period was also unfavorably impacted by a $7.6 million immaterial misstatement recognized in the first quarter of 2023 arising from certain net operating loss carryforwards that should have been eliminated as part of a worthless stock deduction taken in the fourth quarter of 2022, partially offset by favorable impacts of approximately $14.9 million from income tax benefits related to reversals of uncertain tax positions in foreign jurisdictions and adjustments to valuation allowances on foreign operations.

Liquidity and Capital Resources

Cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Certain sources and uses of cash, such as our level of discretionary capital expenditures and divestitures of non-core assets, are within our control and are adjusted as necessary based on market conditions.

Financial Condition and Liquidity

Our primary sources of liquidity have been cash and cash equivalents, cash generated from our operations and from asset sales, and availability under our Credit Facility. As of June 30, 2023, we had cash, cash equivalents and restricted cash of $410.4 million. During the six months ended June 30, 2023 net cash provided by operating activities was $102.9 million, and we received $15.1 million in cash proceeds from the sale of assets. The primary uses of liquidity are to provide support for operating activities and capital expenditures. We spent $45.6 million of cash on capital expenditures during the six months ended June 30, 2023.

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

As of June 30, 2023, our borrowing base, as defined in the Credit Agreement, was approximately $120.0 million and we had $34.7 million of letters of credit outstanding that reduced the borrowing availability. We had no outstanding borrowings under the Credit Facility as of June 30, 2023. We were in compliance with all required covenants as of June 30, 2023.

Other Matters

New Accounting Pronouncements

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 18 – “New Accounting Pronouncements.”

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

Foreign Currency Exchange Rates Risk

We do not hold derivatives for trading purposes or use derivatives with complex features. When we believe it is prudent, we may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. As of June 30, 2023, we did not have any outstanding foreign currency forward contracts.

Commodity Price Risk

Our revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, the disclosure controls and procedures provide reasonable assurance that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of June 30, 2023 were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as a result of the material weakness in our internal control over financial reporting described below.

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

Based on its evaluation, the controls described above have not had sufficient time for management to conclude that the controls are operating effectively. Therefore, the material weakness described above existed at June 30, 2023, and will continue to exist until the controls described above have had sufficient time for management to conclude that they are effective.

Changes in Internal Control Over Financial Reporting

Other than the changes related to the remediation plan above, there were no changes in internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of June 30, 2023, there have been no material changes in risk factors previously disclosed in our Form 10-K.

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

SUPERIOR ENERGY SERVICES, INC.

(Registrant)

Date:	August 2, 2023	By:	/s/ Brian K. Moore
Brian K. Moore
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ James W. Spexarth
James W. Spexarth
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)