Form 10-Q
period 2023-09-30
SUPERIOR ENERGY SERVICES INC
filed 2023-11-03
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant’s Class A common stock outstanding on October 31, 2023 was 19,998,695.

The number of shares of the registrant’s Class B common stock outstanding on October 31, 2023 was 152,030.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (the “Form 10-Q”) and other documents filed by us with the Securities and Exchange Commission (the “SEC”) contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks” and “estimates,” variations of such words and similar expressions identify forward-looking statements. All statements, other than statements of historical fact, included in this Form 10-Q regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of their experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$357,769	$258,999
Accounts receivable, net	251,395	249,808
Income taxes receivable	6,046	6,665
Prepaid expenses	17,167	17,299
Inventory	87,010	65,587
Other current assets	7,185	6,276
Assets held for sale	753	11,978
Total current assets	727,325	616,612
Property, plant and equipment, net	291,144	282,376
Note receivable	72,611	69,679
Restricted cash	80,940	80,108
Deferred tax assets	68,187	97,492
Other assets, net	42,826	44,745
Total assets	$1,283,033	$1,191,012

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	41,760	$31,570
Accrued expenses	103,279	116,575
Income taxes payable	15,680	11,682
Decommissioning liability	25,334	9,770
Liabilities held for sale	292	3,349
Total current liabilities	186,345	172,946
Decommissioning liability	136,233	150,901
Other liabilities	45,231	84,281
Total liabilities	367,809	408,128

Stockholders’ equity:
Class A common stock $0.01 par value; 50,000 shares authorized; 19,999 shares issued and outstanding at September 30, 2023 and December 31, 2022	200	200
Class B common stock $0.01 par value; 2,000 shares authorized; 156 shares issued and 152 shares outstanding at September 30, 2023 and 84 shares issued and 80 shares outstanding at December 31, 2022	2	1
Class A Additional paid-in capital	902,486	902,486
Class B Additional paid-in capital	7,879	5,896
Accumulated deficit	4,657	(125,699)
Total stockholders’ equity	915,224	782,884
Total liabilities and stockholders’ equity	$1,283,033	$1,191,012

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Services	$80,956	$99,763	$280,376	$291,268
Rentals	89,348	80,173	260,319	224,328
Product sales	40,081	42,351	134,300	129,261
Total revenues	210,385	222,287	674,995	644,857
Cost of revenues:
Services	57,202	66,205	181,221	199,903
Rentals	29,580	25,816	88,942	74,664
Product sales	23,063	24,060	78,157	74,862
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	109,845	116,081	348,320	349,429
Depreciation, depletion, amortization and accretion:
Services	6,684	8,266	21,683	30,224
Rentals	7,272	6,749	20,131	23,278
Product sales	6,534	5,493	19,436	24,437
Total depreciation, depletion, amortization and accretion	20,490	20,508	61,250	77,939
General and administrative expenses	30,089	31,841	92,256	94,090
Restructuring expenses	-	1,223	1,983	4,441
Other gains, net	(4,073)	(13,397)	(5,424)	(30,263)
Income from operations	54,034	66,031	176,610	149,221
Other income (expense):
Interest income, net	6,629	3,373	18,581	6,011
Loss on Blue Chip Swap securities	(12,120)	-	(12,120)	-
Other expense, net	(4,520)	(6,838)	(8,508)	(6,362)
Income from continuing operations before income taxes	44,023	62,566	174,563	148,870
Income tax expense	(11,403)	(14,058)	(44,615)	(32,813)
Net income from continuing operations	32,620	48,508	129,948	116,057
Income (loss) from discontinued operations, net of income tax	128	17	408	(188)
Net income	$32,748	$48,525	$130,356	$115,869

Income (loss) per share - basic:
Net income from continuing operations	$1.62	$2.42	$6.46	$5.80
Income (loss) from discontinued operations, net of income tax	0.01	-	0.02	(0.01)
Net income	$1.63	$2.42	$6.48	$5.79

Income (loss) per share - diluted:
Net income from continuing operations	$1.62	$2.41	$6.45	$5.78
Income (loss) from discontinued operations, net of income tax	-	0.01	0.02	(0.01)
Net income	$1.62	$2.42	$6.47	$5.77

Weighted-average shares outstanding
Basic	20,136	20,024	20,123	20,016
Diluted	20,159	20,090	20,144	20,074

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

(unaudited)

					Additional
	Common Stock				paid-in
	Class A		Class B		capital		Accumulated
	Shares	Amount	Shares	Amount	Class A	Class B	deficit	Total

Balances, December 31, 2021	19,999	$200	76	$1	$902,486	$1,224	$(162,178)	$741,733
Net income	-	-	-	-	-	-	286,465	286,465
Cash dividends ($12.45 per share)	-	-	-	-	-	-	(249,986)	(249,986)
Stock-based compensation expense, net	-	-	-	-	-	4,807	-	4,807
Restricted stock units vested	-	-	10	-	-	-	-	-
Share withheld and retired	-	-	(2)	-	-	(135)	-	(135)
Shares placed in treasury	-	-	(4)	-	-	-	-	-
Balances, December 31, 2022	19,999	$200	80	1	$902,486	$5,896	$(125,699)	$782,884
Net income	-	-	-	-	-	-	30,213	30,213
Restricted stock units vested	-	-	91	1	-	(1)	-	-
Shares withheld and retired	-	-	(19)	-	-	(1,116)	-	(1,116)
Stock-based compensation expense, net	-	-	-	-	-	1,052	-	1,052
Balances, March 31, 2023	19,999	$200	152	$2	$902,486	$5,831	$(95,486)	$813,033
Net income	-	-	-	-	-	-	67,395	67,395
Stock-based compensation expense, net	-	-	-	-	-	1,024	-	1,024
Balances, June 30, 2023	19,999	$200	152	$2	$902,486	$6,855	$(28,091)	$881,452
Net income	-	-	-	-	-	-	32,748	32,748
Stock-based compensation expense, net	-	-	-	-	-	1,024	-	1,024
Balances, September 30, 2023	19,999	$200	152	$2	$902,486	$7,879	$4,657	$915,224

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$130,356	$115,869
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion, amortization and accretion	61,250	77,939
Deferred income taxes	29,589	7,254
Stock based compensation expense	3,100	3,519
Bad debt	(423)	(106)
Gain on sale of equity securities	-	(3,611)
Unrealized gain on investment in equity securities	-	(908)
Other gains, net	(6,359)	(37,148)
Loss on Blue Chip Swap securities	12,120	-
Washington State Tax Settlement	(27,068)	-
Decommissioning costs	(6,279)	-
Other reconciling items, net	(2,550)	2,835
Changes in operating assets and liabilities:
Accounts receivable	(3,399)	(37,072)
Prepaid expenses	(511)	(279)
Inventory and other current assets	(23,978)	(8,641)
Accounts payable	9,470	(3,296)
Accrued expenses	(18,856)	(3,726)
Income taxes	5,274	7,200
Other, net	(6,390)	2,196
Net cash from operating activities	155,346	122,025
Cash flows from investing activities:
Payments for capital expenditures	(67,218)	(42,901)
Proceeds from sales of assets	24,710	46,414
Proceeds from sales of equity securities	-	13,366
Proceeds from sales of Blue Chip Swap securities	9,656	-
Purchases of Blue Chip Swap securities	(21,776)	-
Net cash from investing activities	(54,628)	16,879
Cash flows from financing activities:
Tax withholdings for vested restricted stock units	(1,116)	-
Net cash from financing activities	(1,116)	-
Net change in cash, cash equivalents, and restricted cash	99,602	138,904
Cash, cash equivalents, and restricted cash at beginning of period	339,107	394,535
Cash, cash equivalents, and restricted cash at end of period	$438,709	$533,439

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

These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2023, our results of operations for the three and nine months ended September 30, 2023 and 2022, and our cash flows for the nine months ended September 30, 2023 and 2022. The balance sheet as of December 31, 2022, was derived from our audited annual financial statements.

Current Expected Credit Losses

On January 1, 2023, we adopted Financial Accounting Standards Board (FASB) ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which replaces the incurred loss impairment methodology from previous U.S. GAAP with the Current Expected Credit losses model ("CECL"). The CECL model contemplates a broader range of information to estimate expected credit losses over the contractual lifetime of an asset. It also requires consideration on the risk of loss even if it is remote. We estimate expected credit losses through an assessment of our portfolio on a collective (pool) basis with the primary factor based on the aging of our customer accounts. Additionally, we review historical collection experience and the financial condition of our customers when assessing the CECL allowance.

(2) Revenue and Accounts Receivable

Disaggregation of Revenue

The following table presents our revenues by segment disaggregated by geography:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
U.S. land
Rentals	$37,478	$39,673	$127,341	$117,426
Well Services	8,223	9,808	20,384	18,507
Total U.S. land	45,701	49,481	147,725	135,933

U.S. offshore
Rentals	44,681	37,829	117,867	106,913
Well Services	14,459	23,609	54,185	84,499
Total U.S. offshore	59,140	61,438	172,052	191,412

International
Rentals	31,042	27,055	89,225	72,703
Well Services	74,502	84,313	265,993	244,809
Total International	105,544	111,368	355,218	317,512
Total Revenues	$210,385	$222,287	$674,995	$644,857

The following table presents our revenues by segment disaggregated by type:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Services
Rentals	$17,073	$15,301	$52,093	$39,113
Well Services	63,883	84,462	228,283	252,155
Total Services	80,956	99,763	280,376	291,268

Rentals
Rentals	84,682	77,561	248,404	216,371
Well Services	4,666	2,612	11,915	7,957
Total Rentals	89,348	80,173	260,319	224,328

Product Sales
Rentals	11,446	11,695	33,936	41,558
Well Services	28,635	30,656	100,364	87,703
Total Product Sales	40,081	42,351	134,300	129,261
Total Revenues	$210,385	$222,287	$674,995	$644,857

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount or the earned but not yet invoiced amount and do not bear interest. We maintain an allowance for credit losses based on our best estimate of probable uncollectible amounts in existing accounts receivable. Adjustments to the allowance for credit losses in future periods may be made based on changing customer conditions. Our allowance for credit losses as of September 30, 2023 and December 31, 2022 was approximately $6.8 million and $6.1 million, respectively.

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

	September 30, 2023	December 31, 2022
Finished goods	$48,765	$36,136
Raw materials	8,685	8,351
Work-in-process	13,061	4,718
Supplies and consumables	16,499	16,382
Total	$87,010	$65,587

Finished goods inventory includes component parts awaiting assembly of approximately $25.3 million and $20.7 million as of September 30, 2023 and December 31, 2022, respectively.

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

The following table summarizes our net decommissioning liability:

	September 30, 2023	December 31, 2022
Wells	$94,245	$96,171
Platform	67,322	64,500
Total decommissioning liability	161,567	160,671
Note receivable	(72,611)	(69,679)
Total decommissioning liability, net of note receivable	$88,956	$90,992

Accretion expense for the three and nine months ended September 30, 2023 was $2.6 million and $7.4 million, respectively, and $2.0 million and $7.4 million for the three and nine months ended September 30, 2022, respectively. Additionally, during the nine months ended September 30, 2023, we incurred well decommissioning costs of $6.5 million.

(5) Note Receivable

Our note receivable consists of a commitment from the seller of our oil and gas property for costs associated with abandonment. Pursuant to an agreement with the seller, we will invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of the seller's obligation to us is $105.2 million and is recorded at its present value, which totaled $72.6 million as of September 30, 2023.

The discount on the note receivable is currently based on an effective interest rate of 5.6% and is amortized to interest income over the expected timing of the completion of the decommissioning activities, which are expected to be completed during the second quarter of 2031. Interest receivable is considered paid in kind and is compounded into the carrying amount of the note.

Non-cash interest income related to the note receivable for the three and nine months ended September 30, 2023 was $1.0 million and $2.9 million, respectively. Non-cash interest income related to the note receivable for the three and nine months ended September 30, 2022 was $0.9 million and $2.9 million, respectively. Interest income is included in other reconciling items, net in the Condensed Consolidated Statements of Cash Flows.

(6) Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is as follows:

	September 30, 2023	December 31, 2022
Machinery and equipment	$418,914	$378,907
Buildings, improvements and leasehold improvements	69,742	70,816
Automobiles, trucks, tractors and trailers	7,242	6,376
Furniture and fixtures	19,455	19,373
Construction-in-progress	14,248	5,185
Land	25,210	26,695
Oil and gas producing assets	13,260	11,714
Total	568,071	519,066
Accumulated depreciation and depletion	(276,927)	(236,690)
Property, plant and equipment, net	$291,144	$282,376

A summary of depreciation and depletion expense associated with our property, plant and equipment is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Depreciation	$17,021	$18,226	$51,494	$66,208
Depletion	592	5	1,668	3,596
Total depreciation and depletion	$17,613	$18,231	$53,162	$69,804

(7) Debt

We have a Credit Agreement providing for a $120.0 million asset-based secured revolving Credit Facility, all of which is available for the issuance of letters of credit (the “Credit Facility”) which matures in December 2024. The issuance of letters of credit reduces availability under the Credit Facility on a dollar-for-dollar basis.

As of September 30, 2023, our borrowing base, as defined in the Credit Agreement, was approximately $120.0 million, and we had $34.7 million of letters of credit outstanding that reduced the borrowing availability. We had no outstanding borrowings under the Credit Facility as of September 30, 2023. We were in compliance with all required covenants as of September 30, 2023.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023	December 31, 2022
Non-qualified deferred compensation assets and liabilities
Other long-term assets, net	$16,549	$16,299
Accrued expenses	1,715	1,831
Other long-term liabilities	14,835	15,855

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

(9) Other Expense, Net

A summary of other expense, net is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Foreign currency losses	(4,601)	(7,012)	(8,157)	(11,905)
Investment income (loss), net	81	(192)	(363)	1,023
Realized gain, net	-	-	-	3,611
Unrealized gain, net	-	363	-	908
Other, net	-	3	12	1
Other expense, net	(4,520)	(6,838)	(8,508)	(6,362)

Gains and losses on foreign currencies are primarily related to our operations in Argentina. During the nine months ended September 30, 2022, we disposed of $1.7 million shares pertaining to our ownership of Select Water Solutions, Inc. (formerly known as "Select Energy Services, Inc." or "Select") for $13.4 million. All investments in equity securities were disposed of prior to December 31, 2022.

(10) Blue Chip Swap Securities

The functional currency for our Argentine operations is the U.S. dollar and we use Argentina’s official exchange rate to remeasure our Argentine peso-denominated net monetary assets into U.S. dollars at each balance sheet date. The Central Bank of Argentina has maintained certain currency controls that limited our ability to access U.S. dollars in Argentina and to remit cash from our Argentine operations. During the third quarter of 2023, we utilized an indirect foreign exchange mechanism known as a Blue Chip Swap (“BCS”) to remit $9.7 million U.S. dollars from Argentina through the purchase and sale of BCS securities. The transactions were completed at implied exchange rates (“BCS rate”) that were approximately 123.2% higher than the official exchange rate resulting in a loss of $12.1 million during the third quarter of 2023. We continue to use the official exchange rate for remeasurement of our Argentine peso-denominated net monetary assets under U.S. GAAP as the BCS rate does not meet the criteria for remeasurement under U.S. GAAP.

(11) Other (Gains) and Losses

Other (gains) and losses, net include gains and losses on the disposal of assets as well as impairments, if any, related to long-lived assets.

During the three and nine months ended September 30, 2023, we recognized net gains of $4.1 million and $5.4 million, respectively, which includes the sale of certain non-core business and related assets in our Well Services segment. Proceeds from these sales totaled $8.8 million and $12.6 million, respectively, for three and nine months ended September 30, 2023.

During the three and nine months ended September 30, 2022, we recognized net gains of $13.4 million and $12.9 million, respectively, from the disposal of non-core business and assets within our Well Services segment. Proceeds from these sales totaled $26.3 million and $27.6 million, respectively, for three and nine months ended September 30, 2022. Additionally, during the nine months ended September 30, 2022, we recognized a gain of $17.4 million from revisions in estimates related to our decommissioning liability, which occurred during the second quarter of 2022.

(12) Segment Information

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

Summarized financial information for our segments is as follows:

For the Three Months Ended September 30, 2023		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$113,201	$97,184	$-	$210,385
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	37,769	72,076	-	109,845
Depreciation, depletion, amortization and accretion	12,538	7,277	675	20,490
General and administrative expenses	6,767	11,197	12,125	30,089
Restructuring expenses	-	-	-	-
Other gains, net	(126)	(3,947)	-	(4,073)
Income (loss) from operations	$56,253	$10,581	$(12,800)	$54,034

For the Three Months Ended September 30, 2022		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$104,557	$117,730	$-	$222,287
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	33,638	82,443	-	116,081
Depreciation, depletion, amortization and accretion	12,554	6,900	1,054	20,508
General and administrative expenses	7,020	10,220	14,601	31,841
Restructuring expenses	-	-	1,223	1,223
Other gains, net	(4,946)	(8,082)	(369)	(13,397)
Income (loss) from operations	$56,291	$26,249	$(16,509)	$66,031

For the Nine Months Ended September 30, 2023		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$334,433	$340,562	$-	$674,995
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	109,258	239,062	-	348,320
Depreciation, depletion, amortization and accretion	37,259	21,558	2,433	61,250
General and administrative expenses	20,962	34,087	37,207	92,256
Restructuring expenses	-	-	1,983	1,983
Other gains, net	(419)	(5,005)	-	(5,424)
Income (loss) from operations	$167,373	$50,860	$(41,623)	$176,610

For the Nine Months Ended September 30, 2022		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$297,042	$347,815	$-	$644,857
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	101,250	248,179	-	349,429
Depreciation, depletion, amortization and accretion	46,099	28,290	3,550	77,939
General and administrative expenses	20,944	32,823	40,323	94,090
Restructuring expenses	-	-	4,441	4,441
Other gains, net	(4,886)	(25,008)	(369)	(30,263)
Income (loss) from operations	$133,635	$63,531	$(47,945)	$149,221

Identifiable Assets

		Well	Corporate	Consolidated
	Rentals	Services	and Other	Total
September 30, 2023	$529,850	$572,496	$180,687	$1,283,033
December 31, 2022	432,437	533,327	225,248	1,191,012

(13) Stock-Based Compensation Plans

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

The following sets forth issuances under the MIP for the nine months ended September 30, 2023 and 2022:

	Grants of Share-Based Awards
		July/
	June	August	March	July
	2021	2021	2022	2022	Total
Unvested awards outstanding, December 31, 2022	29,976	37,947	72,050	88,215	228,188
Vested	(14,988)	(37,947)	(24,017)	(29,405)	(106,357)
Unvested awards outstanding, September 30, 2023	14,988	-	48,033	58,810	121,831

Estimated grant date fair value	$39.53	$39.53	$58.80	$58.80

Unamortized grant date fair value, December 31, 2022 (in millions)	$0.9	$-	$3.1	$4.2	$8.2
Unamortized grant date fair value, September 30, 2023 (in millions)	$0.4	$-	$2.0	$2.7	$5.1

	Grants of Share-Based Awards
		July/
	June	August	March	July
	2021	2021	2022	2022	Total
Unvested awards outstanding, December 31, 2021	76,269	50,596	-	-	126,865
Granted	-	-	72,050	88,215	160,265
Vested	(25,423)	-	-	-	(25,423)
Unvested awards outstanding, September 30, 2022	50,846	50,596	72,050	88,215	261,707

Estimated grant date fair value	$39.53	$39.53	$58.80	$58.80

Unamortized grant date fair value, December 31, 2021 (in millions)	$2.4	$1.4	$-	$-	$3.8
Unamortized grant date fair value, September 30, 2022 (in millions)	$1.0	$0.3	$3.5	$4.7	$9.5

Compensation expense associated with RSA and RSU grants are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Compensation Expense	$1,024	$1,976	$3,099	$3,519

We have not concluded that it is probable that the performance condition will be achieved and therefore are not currently amortizing our PSUs.

(14) Income Taxes

The effective tax rate for the three and nine months ended September 30, 2023 was 25.9% and 25.6%, respectively, on income from continuing operations. The effective tax rate for both periods is different from the U.S. federal statutory rate of 21.0%, primarily from non-deductible items including the BCS and foreign tax rates that differ from the U.S. federal statutory rate.

The effective tax rate for the nine months ended September 30, 2023 was unfavorably impacted by the identification of an error in the tax provision for the year ended December 31, 2022 pertaining to certain net operating loss carryforwards that should have been eliminated as part of a worthless stock deduction taken in the fourth quarter of 2022. As such, we recognized an additional income tax expense of $7.6 million during the three months ended March 31, 2023 with a corresponding decrease to deferred tax assets to correct this immaterial misstatement. Management has determined that this misstatement was not material to any of its previously issued financial statements.

Additionally, the effective tax rate for the nine months ended September 30, 2023 was favorably impacted by approximately $14.9 million in income tax benefits recorded during the three months ended June 30, 2023 from reversals of uncertain tax positions in foreign jurisdictions and adjustments to valuation allowances on foreign operations.

The effective tax rate for the three and nine months ended September 30, 2022 was an expense of 22.5% and 22.0%, respectively, on income from continuing operations. The effective tax rate is different from the U.S. federal statutory rate of 21.0% primarily from non-deductible items, foreign tax rates that differ from the U.S. federal statutory rate, the release of valuation allowance based on current period income in certain jurisdictions and foreign losses for which no tax benefit was recorded.

We have approximately $72.7 million in forecasted gross US foreign tax credit deferred tax assets with a valuation allowance of $44.3 million against them as of September 30, 2023. We continue to evaluate the realizability of our U.S. foreign tax credit carryforwards and may have additional valuation allowance releases in future periods if we achieve positive cumulative income results of appropriate character and timing that provide sufficient positive evidence to do so.

We had $4.1 million and $14.0 million of unrecognized tax benefits as of September 30, 2023 and December 31, 2022, respectively, all of which would impact our effective tax rate if recognized. It is reasonably possible $0.9 million of unrecognized tax benefits could be settled in the next twelve months due to the conclusion of tax audits or statute of limitations expirations. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

(15) Earnings per Share

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

The following table presents the reconciliation between the weighted average number of shares for basic and diluted earnings per share.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted-average shares outstanding - basic	20,136	20,024	20,123	20,016
Potentially dilutive stock awards and units	23	66	21	58
Weighted-average shares outstanding - diluted	20,159	20,090	20,144	20,074

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

(17) Discontinued Operations

The following table summarizes the components of discontinued operations, net of tax:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
General and administrative expenses	$30	$289	$419	$5,742
Other gains, net	(187)	(303)	(935)	(5,496)
Income (loss) from discontinued operations before tax	157	14	516	(246)
Income tax benefit (expense)	(29)	3	(108)	58
Income (loss) from discontinued operations, net of income tax	$128	$17	$408	$(188)

The following summarizes the assets and liabilities related to discontinued operations:

	September 30, 2023	December 31, 2022
Assets:
Accounts receivable, net	$-	$350
Property, plant and equipment, net	753	11,468
Other assets	-	160
Total assets held for sale	$753	$11,978

Liabilities:
Accounts payable	$-	$86
Accrued expenses	292	3,192
Other liabilities	-	71
Total liabilities held for sale	$292	$3,349

Significant operating non-cash items and cash flows from investing activities for our discontinued operations were as follows:

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from discontinued operating activities:
Other gains, net	$(935)	$(5,496)
Cash flows from discontinued investing activities:
Proceeds from sales of assets	$12,073	$18,782

(18) Supplemental Cash Flow Information

The table below is a reconciliation of cash, cash equivalents and restricted cash for the beginning and the end of the periods presented:

	September 30,
	2023	2022
Cash and cash equivalents	$258,999	$314,974
Restricted cash-non-current	80,108	79,561
Cash, cash equivalents, and restricted cash, beginning of period	$339,107	$394,535

Cash and cash equivalents	$357,769	$453,682
Restricted cash-non-current	80,940	79,757
Cash, cash equivalents, and restricted cash, end of period	$438,709	$533,439

(19) New Accounting Pronouncements

Recently Issued Accounting Standards

On January 1, 2023, we adopted Financial Accounting Standards Board (FASB) ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses on financial instruments at the time the asset is originated or acquired. We estimate, and revise when necessary, expected credit losses for financial assets held at the reporting date primarily based on the utilization of an aging schedule. Additional factors include historical experience and the financial condition of our customers. This updated guidance applies to our receivables, including trade and note receivables, and other financial assets measured at amortized cost. The adoption of this standard update did not have a material impact on our Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. In addition, the following discussion and analysis and information contains forward-looking statements about our business, operations and financial performance based on our current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including, but not limited to, those identified below and any discussed in the sections titled “Risk Factors” and under the heading “Information Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Our financial performance is significantly affected by the U.S. land, U.S. offshore and International markets rig count as well as oil and natural gas prices, which are summarized in the tables below:

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,		September 30,	September 30,
	2023	2023	% Change	2023	2022	% Change
Worldwide Rig Count (1)
U.S.:
Land	691	722	(4.3%)	630	692	(9.0%)
Offshore	18	18	0.0%	18	15	20.0%
Total	709	740	(4.2%)	648	707	(8.3%)
International (2)	951	960	(0.9%)	942	832	13.2%
Worldwide Total	1,660	1,700	(2.4%)	1,590	1,539	3.3%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$82.69	$73.54	12.4%	$76.90	$98.96	(22.3%)
Natural Gas (Henry Hub)	$2.66	$2.16	23.0%	$2.49	$6.71	(62.9%)

(1)
Estimate of drilling activity as measure by the average active drilling rigs based on Baker Hughes Co. rig count information
(2)
Excludes Canadian rig count

Comparison of the Results of Operations for the Three Months Ended September 30, 2023 and June 30, 2023

We reported net income from continuing operations for the three months ended September 30, 2023 (the “Current Quarter”) of $32.6 million on revenue of $210.4 million. This compares to a net income from continuing operations for the three months ended June 30, 2023 (the “Prior Quarter”) of $67.4 million on revenues of $244.5 million.

	For the Three Months Ended		Change
	September 30,	June 30,
	2023	2023	$	%
Revenues
Rentals	$113,201	$112,411	$790	0.7%
Well Services	97,184	132,062	(34,878)	(26.4%)
Total revenues	210,385	244,473	(34,088)
Cost of revenues
Rentals	37,769	35,021	2,748	7.8%
Well Services	72,076	85,733	(13,657)	(15.9%)
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	109,845	120,754	(10,909)
Depreciation, depletion, amortization and accretion	20,490	20,621	(131)	**
General and administrative expenses	30,089	31,177	(1,088)	(3.5%)
Other (gains) and losses, net	(4,073)	47	(4,120)	**
Income from operations	54,034	71,874	(17,840)
Other income (expense):
Interest income, net	6,629	6,513	116	1.8%
Loss on Blue Chip Swap securities	(12,120)	-	(12,120)	100.0%
Other expense, net	(4,520)	(1,836)	(2,684)	**
Income from continuing operations before income taxes	44,023	76,551	(32,528)
Income tax expense	(11,403)	(9,147)	(2,256)	24.7%
Net income from continuing operations	32,620	67,404	(34,784)
Income (loss) from discontinued operations, net of income tax	128	(9)	137	**
Net income	$32,748	$67,395	$(34,647)

** Not a meaningful percentage

Revenues and Cost of Revenues

Current Quarter revenues from our Rentals segment of $113.2 million were consistent with the Prior Quarter. Cost of revenues increased $2.7 million, or 7.8%, in the Current Quarter as compared to the Prior Quarter. Changes in revenues and cost of revenues are primarily a result of increases in U.S. offshore premium drill pipe and accommodations rentals, offset by declines in U.S. land, which was impacted by a decline in the U.S land rig count. Lower rig counts resulted in a decrease in utilization and a decreased gross margin of 66.6% for the Current Quarter as compared to 68.8% in the Prior Quarter.

Revenues from our Well Services segment in the Current Quarter decreased $34.9 million, or 26.4%, from the Prior Quarter. The decrease in revenue is largely driven by a comparatively stronger performance in the Prior Quarter in our well control and completion tools service business units, particularly in our International markets. Cost of revenues decreased $13.7 million, or 15.9%, in the Current Quarter as compared to the Prior Quarter, primarily as a result of the decreases in revenues discussed above. As a result, gross margin for the Current Quarter also decreased to 25.8% as compared to 35.1% for the Prior Quarter.

Other (gains) and losses, net

Other gains in the Current Quarter were $4.1 million primarily from the sale of certain non-core business and related assets in our Well Services segment. Other (gains) and losses, net during the Prior Quarter were not material.

Loss on Blue Chip Swap Securities

An indirect foreign exchange mechanism known as a Blue Chip Swap (“BCS”) allows entities to remit U.S. dollars from operations in Argentina. During the third quarter of 2023 we utilized a BCS to remit $9.7 million U.S. dollars from Argentina through the purchase and sale of BCS securities. The transaction resulted in a loss of $12.1 million during the Current Quarter. See "Note 10 - Blue Chip Swap Securities".

Income Taxes

The effective tax rate for the Current Quarter and Prior Quarter was 25.9% and 11.9%, respectively, on income from continuing operations. The effective tax rate is different from the U.S. federal statutory rate of 21.0% in the Current Quarter primarily from non-deductible items including the BCS and foreign tax rates that differ from the U.S. federal statutory rate.

The effective tax rate in the Prior Quarter was impacted by approximately $14.9 million in income tax benefits from reversals of uncertain tax positions in foreign jurisdictions and adjustments to valuation allowances on foreign operations.

We had $4.1 million and $14.0 million of unrecognized tax benefits as of September 30, 2023 and December 31, 2022, respectively, all of which would impact our effective tax rate if recognized. It is reasonably possible $0.9 million of unrecognized tax benefits could be settled in the next twelve months due to the conclusion of tax audits or statute of limitations expirations. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2023 and 2022

We reported net income from continuing operations for the nine months ended September 30, 2023 (the “Current Period”) of $129.9 million on revenue of $675.0 million. This compares to a net income from continuing operations for the nine months ended September 30, 2022 (the “Prior Year Period") of $116.1 million on revenues of $644.9 million.

	For the Nine Months Ended
	September 30,		Change
	2023	2022	$	%
Revenues:
Rentals	$334,433	$297,042	$37,391	12.6%
Well Services	340,562	347,815	$(7,253)	(2.1%)
Total revenues	674,995	644,857	30,138
Cost of revenues:
Rentals	109,258	101,250	8,008	7.9%
Well Services	239,062	248,179	(9,117)	(3.7%)
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	348,320	349,429	(1,109)
Depreciation, depletion, amortization and accretion	61,250	77,939	(16,689)	(21.4%)
General and administrative expenses	92,256	94,090	(1,834)	**
Restructuring expenses	1,983	4,441	(2,458)	(55.3%)
Other gains, net	(5,424)	(30,263)	24,839	(82.1%)
Income from operations	176,610	149,221	27,389
Other income (expense):
Interest income, net	18,581	6,011	12,570	209.1%
Loss on Blue Chip Swap securities	(12,120)	-	(12,120)	100.0%
Other expense, net	(8,508)	(6,362)	(2,146)	33.7%
Income from continuing operations before income taxes	174,563	148,870	25,693
Income tax expense	(44,615)	(32,813)	(11,802)	36.0%
Net income from continuing operations	129,948	116,057	13,891
Income (loss) from discontinued operations, net of income tax	408	(188)	596	(317.0%)
Net income	$130,356	$115,869	$14,487

** Not a meaningful percentage

Revenues and Cost of Revenues

Revenues from our Rentals segment increased $37.4 million, or 12.6%, in the Current Period as compared to the Prior Year Period. Cost of revenues increased $8.0 million, or 7.9%, in the Current Period as compared to the Prior Year Period. These increases were due to increased revenue from premium drill pipe in all our markets and bottom hole assembly accessories in our onshore U.S. market. As a result of the increases discussed above, gross margin for the current period increased to 67.3% for the Current Period as compared to 65.9% in the Prior Year Period.

Revenues from our Well Services segment decreased $7.3 million, or 2.1%, in the Current Period as compared to the Prior Year Period, primarily as a result of a reduction in hydraulic workover services in our U.S. offshore and International markets. Cost of revenues decreased $9.1 million, or 3.7%, in the Current Period as compared to the Prior Year Period as a result of the decreases in revenue as well as a reduction in costs associated with well decommissioning services in our U.S offshore market. Gross margin for the Current

Period was 29.8%, which was roughly consistent with the Prior Year Period as the focus of operations remains on service revenues with higher margins and less on pass through and mobilization projects with lower margins.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense for the Current Period decreased $16.7 million, or 21.4%, as compared to the Prior Year Period. Depreciation expense for the Prior Year Period was impacted by the valuation process under fresh start accounting, where certain fully depreciated assets were assigned a new estimated fair value and a new remaining useful life of less than 36 months.

Restructuring Expenses

Restructuring expenses relate to charges recorded as part of our strategic efforts to reconfigure our organization both operationally and financially. Current Period restructuring expenses decreased $2.5 million, or 55.3%, as compared to the Prior Year Period.

Other (gains) and losses, net

Other gains in the Current Period declined by $24.8 million primarily due to inclusion of a $17.4 million gain from revisions in estimates related to our decommissioning liability in the Prior Year Period.

Loss on Blue Chip Swap Securities

During the third quarter of 2023 we utilized a BCS to remit $9.7 million U.S. dollars from Argentina through the purchase and sale of BCS securities. The transaction resulted in a loss of $12.1 million during the Current Year Period. See "Note 10 - Blue Chip Swap Securities".

Interest Income (Expense), net

Interest income, net for the Current Period was $18.6 million compared to $6.0 million for the Prior Year Period. The increase in interest income was driven by interest derived on overnight money market accounts primarily in Argentina and the U.S.

Other Income (Expense), net

Losses on foreign currencies during the Current Period and Prior Year Period were $8.2 million and $11.9 million, respectively. Losses on foreign currencies during the Prior Year Period also include an expense of $2.7 million which represents a correction of an immaterial error relating to a period prior to our emergence from bankruptcy. Realized and unrealized gains, net on our investment in equity securities for the Prior Year Period were $4.5 million. During the Prior Year Period, we disposed of 1.7 million shares of Select for $13.4 million. All investments in equity securities were disposed of prior to December 31, 2022.

Income Taxes

The effective tax rate for the Current Period and Prior Year Period was 25.6% and 22.0%, respectively, on income from continuing operations.

The effective tax rate in the Current Period is different from the U.S. federal statutory rate of 21.0% primarily from non-deductible items including the BCS and foreign tax rates that differ from the U.S. federal statutory rate. Additionally, we identified an error in the tax provision for the year ended December 31, 2022 pertaining to certain net operating loss carryforwards that should have been eliminated as part of a worthless stock deduction taken in the fourth quarter of 2022. As such, we recognized an additional income tax expense of $7.6 million during the three months ended March 31, 2023 with a corresponding decrease to deferred tax assets to correct this immaterial misstatement.

The effective tax rate in the Current Period was also impacted by approximately $14.9 million in income tax benefits recorded during the three months ended June 30, 2023 from reversals of uncertain tax positions in foreign jurisdictions and adjustments to valuation allowances on foreign operations. We evaluate tax credits and associated allowances on a routine basis and this may result in the release of all or a portion of the valuation allowance when there is sufficient positive evidence.

The effective tax rate for the Prior Year Period is different from the U.S. federal statutory rate of 21.0% primarily from other non-deductible items, foreign tax rates that differ from the U.S. federal statutory rate, the release of valuation allowance based on current period income in certain jurisdictions and foreign losses for which no tax benefit was being recorded.

Liquidity and Capital Resources

Cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Certain sources and uses of cash, such as our level of discretionary capital expenditures and divestitures of non-core assets, are within our control and are adjusted as necessary based on market conditions.

Financial Condition and Liquidity

Our primary sources of liquidity have been cash and cash equivalents, cash generated from our operations and from asset sales, and availability under our Credit Facility. As of September 30, 2023, we had cash, cash equivalents and restricted cash of $438.7 million. During the nine months ended September 30, 2023 net cash provided by operating activities was $155.3 million, and we received $24.7 million in cash proceeds from the sale of assets. The primary uses of liquidity are to provide support for operating activities and capital expenditures. We spent $67.2 million of cash on capital expenditures during the nine months ended September 30, 2023.

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

As of September 30, 2023, our borrowing base, as defined in the Credit Agreement, was approximately $120.0 million and we had $34.7 million of letters of credit outstanding that reduced the borrowing availability. We had no outstanding borrowings under the Credit Facility as of September 30, 2023. We were in compliance with all required covenants as of September 30, 2023.

Other Matters

New Accounting Pronouncements

See Part 1, Item 1, “Unaudited Condensed Consolidated Financial Statements and Notes” – Note 19 – “New Accounting Pronouncements.”

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

Foreign Currency Exchange Rates Risk

While we continue to be exposed to foreign currency exchange rates, we do not hold derivatives for trading purposes or use derivatives with complex features. When we believe it is prudent, we may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. As of June 30, 2023, we did not have any outstanding foreign currency forward contracts.

During the third quarter of 2023 we utilized an indirect foreign exchange mechanism known as a Blue Chip Swap ("BCS") to remit $9.7 million U.S. dollars from Argentina through the purchase and sale of BCS securities. The transactions were completed at implied exchange rates that were approximately 123.2% higher than the official exchange rate resulting in a loss of $12.1 million during the third quarter of 2023.

Commodity Price Risk

Our revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas. Lower prices may also reduce the amount of oil and gas that can economically be produced.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, the disclosure controls and procedures provide reasonable assurance that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of September 30, 2023 were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure as a result of the material weakness in our internal control over financial reporting described below.

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

Based on its evaluation, the controls described above have not had sufficient time for management to conclude that the controls are operating effectively. Therefore, the material weakness described above existed at September 30, 2023, and will continue to exist until the controls described above have had sufficient time for management to conclude that they are effective.

Changes in Internal Control Over Financial Reporting

Other than the changes related to the remediation plan above, there were no changes in internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of September 30, 2023, there have been no material changes in risk factors previously disclosed in our Form 10-K.

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

SUPERIOR ENERGY SERVICES, INC.

(Registrant)

Date:	November 3, 2023	By:	/s/ Brian K. Moore
Brian K. Moore
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ James W. Spexarth
James W. Spexarth
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

`