Form 10-K
period 2023-12-31
SUPERIOR ENERGY SERVICES INC
filed 2024-03-08
CIK 886835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant's Class A Common Stock outstanding on March 7, 2024 was 20,174,135

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) and other documents filed by us with the Securities and Exchange Commission (the “SEC”) contain, and future oral or written statements or press releases by us and our management may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks”, “will” and “estimates,” variations of such words and similar expressions identify forward-looking statements, although not all forward-looking statements contain these identifying words. All statements other than statements of historical fact included in this Form 10-K or such other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management in light of their experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to a number of risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

•
the difficulty to predict our long-term liquidity requirements and the adequacy of our capital resources;
•
restrictive covenants in the Credit Facility (as defined within) could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests;
•
the conditions in the oil and gas industry;
•
U.S. and global market and economic conditions, including impacts relating to inflation, interest rates and supply chain disruptions;
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
•
operating hazards or other risks, including the significant possibility of accidents resulting in personal injury or death, or property damage or other claims or events for which we may have limited or no insurance coverage or indemnification rights;
•
the possibility of not being fully indemnified against losses incurred due to catastrophic events;
•
cost and availability of insurance;
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
•
political, legal, economic and other uncertainties (such as the war in Ukraine and conflict in Israel and broader geopolitical tensions in the Middle East and eastern Europe) associated with our international operations could materially restrict our operations or expose us to additional risks;
•
potential changes in tax laws, adverse positions taken by tax authorities or tax audits impacting our operating results;
•
changes in competitive and technological factors affecting our operations;
•
risks associated with the uncertainty of macroeconomic conditions worldwide (such as capital and credit markets conditions, inflation and interest rates);
•
risks to our operations and related infrastructure, or that of our business associates, from potential cyber-attacks;
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
•
the potential that our internal controls may not be adequate, weaknesses may be discovered or remediation of any identified weaknesses may not be successful and the impact these could have on our stock price; and
•
the likelihood that our stockholders agreement may prevent certain transactions that could otherwise be beneficial to our stockholders.

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

PART I

Item 1. Business

General

We are a global oilfield products and services company with a portfolio of premier rental and well servicing brands providing customers with robust inventory, expedient delivery, engineered solutions and expert consultative service — all aligned with enterprise-wide Shared Core Values for safe, sustainable operations, corporate citizenship and a commitment to free cash flow generation and value creation.

From drilling equipment rentals to oilfield services, our portfolio of global companies provides highly specialized solutions for maintaining safety, efficiency, profitability, and ESG compliance.

Products and Services

Combining financial discipline with corporate services expertise, we maintain a strategy focused on businesses critical to our customers' success. We support our portfolio of brands with the necessary resources and leadership so they can add value to our customers’ operations with an emphasis on quality, safety, and sustainability.

Rentals

Our rentals services brands offer value-added products and services to meet a wide range of project needs. With a long history of delivering maximum value, these brands help customers and vendor partners achieve safety, efficiency and sustainability goals. Our rental segment operates with low labor intensity and a substantial catalog of product offerings.

The products and service offerings of Rentals are:

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

The products and service offerings of Well Services are:

•
Risk management, well control and training solutions;
•
Hydraulic workover and snubbing services;
•
Engineering and manufacturing of premium completion tools;
•
Cementing, wireline, and coil tubing services with operations in Latin America and Kuwait.

Emergence from Voluntary Reorganization under Chapter 11

On December 7, 2020, certain of our direct and indirect wholly-owned domestic subsidiaries filed petitions for reorganization under the provisions of Chapter 11 of the Bankruptcy Code and, in connection therewith, filed the proposed Joint Prepackaged Plan of Reorganization (as amended, modified or supplemented from time to time, the “Plan”). On February 2, 2021 (the “Emergence Date”), the conditions to the effectiveness of the Plan were satisfied and we emerged from Chapter 11.

As used herein, “we,” “us,” “our” and similar terms refer to (i) prior to the Emergence Date, SESI Holdings, Inc. and its subsidiaries (“Predecessor”) and (ii) after the Emergence Date, Superior Energy Services, Inc. and its subsidiaries (“Successor”).

As used herein, the following terms refer to our operations:

“Predecessor Period”	January 1, 2021 through February 2, 2021
“Successor Period”	February 3, 2021 through December 31, 2021
“Prior Year”	January 1, 2022 through December 31, 2022
“Current Year”	January 1, 2023 through December 31, 2023

Customers

Our customers are major and independent oil and gas companies that are active in the geographic areas in which we operate. There were no customers that exceeded 10% of our total revenues in 2023, 2022 or 2021. A reduction in sales to any of our existing large customers could have a material adverse effect on our business and operations.

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

Climate Change

In recent years, federal, state and local governments have taken steps to reduce emissions of carbon dioxide, methane and other greenhouse gases, collectively referred to as greenhouse gasses (“GHGs”). For example, the Infrastructure Investment and Jobs Act of 2021 and the Inflation Reduction Act of 2022 (“IRA”) include billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. Also, the EPA has proposed rules to reduce harmful air pollutant emissions, including GHGs, from light-, medium-, and heavy-duty vehicles beginning in model year 2027. These incentives and regulations could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas and consequently adversely affect the business of our customers thereby reducing demand for our services. In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. Specifically, the IRA amends the Clean Air Act to impose a fee on the emission of methane that exceeds an applicable waste emissions threshold from sources required to report their GHG emissions to the EPA, including sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025 and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA. On January 12, 2024, the EPA announced a proposed rule to implement the methane emissions charge. The methane emissions charge could increase the operating costs of our customers, which could, in turn, impact our business, financial condition and cash flows.

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

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50 to 52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce greenhouse gas emission, including reducing global methane emissions by at least 30% by 2030 from 2020 levels. More than 150 countries have now signed on to this pledge. Most recently, at the 28th Conference of the Parties in the United Arab Emirates, world leaders agreed to transition away from fossil fuels in a just, orderly and equitable manner and to triple renewables and double energy efficiency globally by 2030. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international commitments.

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

In addition, there have also been efforts in recent years to influence the investment community and certain financial institutions, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves, and insurance companies to limit available coverage for entities engaged in the production or use of fossil fuels. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and our ability to access capital and obtain third party insurance. Furthermore, claims have been made against certain energy companies alleging that GHG emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against certain energy companies and could allege personal injury, property damages or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

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

Human Capital

As of December 31, 2023, we had approximately 2,300 employees. Approximately 26% of our total employee base are subject to union contracts and are located in Argentina and Brazil. We believe that we have good relationships with our employees. We strive to employ a dynamic workforce to complement our core values. Our hiring policy forbids discrimination in employment on the basis of age, culture, gender, national origin, sexual orientation, physical appearance, race or religion. We are an inclusive company with people of various backgrounds, experience, culture, styles and talents. We are committed to the health, safety and wellness of our employees, and we pride ourselves on workplace safety. We track and maintain several key safety metrics, which senior management reviews periodically and we evaluate management on their ability to provide safe working conditions on job sites and to create a safety culture.

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

Copies of the annual, quarterly and current reports we file with or furnish to the SEC, and any amendments to those reports, as well as our Code of Conduct, are available on our website free of charge soon after such reports are filed with or furnished to the SEC. The information posted on our website is not incorporated into this Form 10-K. Alternatively, you may access these reports at the SEC’s website at http://www.sec.gov/.

Item 1A. Risk Factors

The following information should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of this Form 10-K, the consolidated financial statements and related notes contained in Part II, Item 8 of this Form 10-K and the matters contained under the caption “Forward-Looking Statements” at the beginning of this Form 10-K.

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

Our business depends on the level of oil and natural gas exploration, development and production activity of, and the corresponding capital spending by, oil and gas companies worldwide. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and difficult to predict and are likely to continue to be volatile. Oil and natural gas prices are subject to large fluctuations in response to relatively minor changes in supply and demand, economic growth trends, market uncertainty and a variety of other factors beyond our control. In addition, oil prices are particularly sensitive to actual and perceived threats to global political stability, such as Russia's invasion of Ukraine, the conflict in Israel and broader geopolitical tensions in the Middle East and eastern Europe, and to changes in production from OPEC+ member states. Lower oil and natural gas prices generally lead to decreased spending by our customers, while higher oil and natural gas prices generally lead to increased spending up to a point. Our customers may also consider the volatility of oil and natural gas prices and other risk factors, which may reduce capital expenditures or require higher returns for individual projects if there is higher perceived risk. Any of these factors could significantly affect the demand for oil and natural gas, which could affect the level of capital spending by our customers and in turn could have a material effect on our business, results of operations, financial condition and cash flow.

The availability of quality drilling prospects, exploration success, relative production costs, expectations about future oil and natural gas demand and prices, the stage of reservoir development, the availability of financing, and political and regulatory environments are also expected to affect levels of exploration, development, and production activity, which would impact the demand for our services. Any prolonged reduction of oil and natural gas prices, as well as anticipated declines, could also result in lower levels of exploration, development, and production activity. In addition, the transition of the global energy sector from a primarily fossil fuel-based system to a diverse system which includes renewable energy sources could affect our customers’ levels of expenditures.

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
•
reduction in, and availability of, funds by exploration and production companies for exploration and development due to increased dividend payments and share repurchase programs.

The oil and gas industry has historically experienced periodic downturns, which have been characterized by significantly reduced demand for oilfield services and downward pressure on the prices we charge. Moreover, weakness in the oil and gas industry may adversely impact the financial position of our customers, which in turn could cause them to fail to pay amounts owed to us in a timely manner or at all. We expect continued volatility in both crude oil and natural gas prices, as well as in the level of drilling and production related activities as a result of decisions of OPEC+ and other oil exporting nations regarding production, and the other factors listed above. Any of these events have affected, and could further affect, the demand for oil and natural gas and has and could further have a material adverse effect on our business, results of operations, financial condition and cash flow.

Our business may also be affected by new sanctions and export controls targeting Russia and other responses to Russia’s invasion of Ukraine.

As a result of Russia’s invasion of Ukraine, the European Union (and certain of its member states), the United Kingdom and the United States, among others, have developed coordinated sanctions and export-control measure packages.

Based on actions taken and other public statements to date, these packages have included, for example:

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

As the invasion of Ukraine continues, there can be no certainty regarding whether such governments or other governments will impose additional sanctions, export-controls or other economic or military measures against Russia. We have no operational exposure in Russia, and – in compliance with relevant sanctions regimes – we do not intend to commit further capital towards projects in Russia. The impact the invasion of Ukraine, including economic sanctions and export controls or additional war or military conflict, as well as potential responses to them by Russia, is currently unknown and they could adversely affect oil and gas companies, including many of which are our customers, as well as the global supply chain. In addition, the continuation of the invasion of Ukraine by Russia could lead to other disruptions, instability and volatility in global markets and industries, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Our failure to comply with the FCPA and other similar laws could have a negative impact on our ongoing operations.

The FCPA and other anti-corruption laws in the countries where we operate prohibit companies and their employees, or other individuals acting on their behalf, from providing anything of value to a public official for the purposes of influencing any act or decision of these individuals to help obtain or retain business or obtain any unfair advantage. We have implemented policies and procedures designed to encourage compliance with applicable anti-corruption laws. However, our ability to comply with such laws depends on the success of our ongoing compliance programs and we cannot assure that our programs will always protect us from criminal acts committed by our employees or agents. Allegations of violations of anti-corruption laws may result in internal, independent, or government investigations. Violations of anti-corruption laws may result in severe criminal or civil sanctions, as well as legal expenses and reputational harm, and we may be subject to other liabilities, which could have a material adverse effect on our business, operations, and financial condition.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

While we have a significant cash balance currently, we face uncertainty regarding the adequacy of our liquidity and capital resources over the long-term and have extremely limited, if any, access to additional financing. We cannot assure you that cash on hand, letters of credit and borrowings under the Credit Facility, and cash flow from operations will be sufficient to continue to fund our operations over the long-term.

Furthermore, turmoil in the credit and financial markets could adversely affect financial institutions, inhibit lending and limit our access to funding through borrowings under the Credit Facility or obtaining other financing in the public or private capital markets on terms we believe to be reasonable. Prevailing market conditions could be adversely affected by the ongoing disruptions in domestic or overseas sovereign or corporate debt markets, low commodity prices or other factors impacting our business, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. In addition, there has been a relatively recent increased focus of debt and equity capital providers on environmental, social and governance (“ESG”) investing, and the energy industry has been generally facing growing negative sentiment in the market. This volatility, as well as this increased focus on ESG investing and negative sentiment, could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations, or to meet our other financial commitments.

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

The Credit Facility imposes operating and financial restrictions. Unless all loans are paid off and letters of credit outstanding are cash collateralized and the Credit Agreement terminated, these restrictions limit the ability to, among other things, subject to permitted exceptions:

•
incur additional indebtedness;
•
make investments or loans;
•
grant liens on any assets;
•
consummate mergers, consolidations or engage in other fundamental changes;
•
pay dividends or make other restricted payments;
•
dispose of assets (including through sale and leaseback transactions);
•
make certain prepayments to certain indebtedness or amend the documents governing such indebtedness;
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

A breach of any of these covenants or the inability to comply with the required financial ratios or financial condition tests could result in a default under the Credit Facility. A default under the Credit Facility, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder and/or a requirement to cash collateralize letters of credit issued thereunder and ultimately, exercise of remedies by the lenders thereunder against the Company and the other guarantors under the Credit Facility and/or the collateral securing the Credit Facility.

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

United States and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, component shortages and related supply chain challenges, geopolitical developments such as the conflicts in Israel (and broader geopolitical tensions in the Middle East and eastern Europe) and between Ukraine and Russia, and inflation rates and the responses by central banking authorities to control such inflation, among others.

General business and economic conditions that could affect us and our customers include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we and our customers operate. A weak economic environment could result in significant decreases in demand for our products and services, including the delay or cancellation of current or anticipated projects. In particular, inflation rates in the United States have affected businesses across many industries, including ours, by increasing the costs of labor, equipment, parts, consumables and shipping. An inflationary environment may also cause customers to defer or decrease their expenditures on the services and products that we provide. In addition, supply chain disruptions and delays, could adversely affect our ability to provide our services and deliver our products in a timely manner, which could impair our ability to meet customer demand and result in lost sales, increased supply chain costs or damage to our reputation. Any of foregoing these economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

There are operating hazards inherent in the oil and gas industry that could expose us to substantial liabilities.

Our operations are subject to hazards inherent in the oil and gas industry that may lead to property damage, personal injury, death or the discharge of hazardous materials into the environment. Many of these events are outside of our control. While our personnel has decreased significantly in recent years as a result of divestitures, from time to time, personnel are injured or equipment or property is damaged or destroyed as a result of accidents, failed equipment, faulty products or services, failure of safety measures, uncontained formation pressures or other dangers inherent in oil and natural gas exploration, development and production. Any of these events can be the result of human error or purely accidental, and it may be difficult or impossible to definitively determine the ultimate cause of the event or whose personnel or equipment contributed thereto. All of these risks expose us to a wide range of significant health, safety and environmental risks and potentially substantial litigation claims for damages. With increasing frequency, our products and services are deployed in more challenging exploration, development and production locations. From time to time, customers and third parties may seek to hold us accountable for damages and costs incurred as a result of an accident, including pollution, even under circumstances where we believe we did not cause or contribute to the accident. Our insurance policies are subject to exclusions, limitations and other conditions, and may not protect us against liability for some types of events, including events involving a well blowout, or against losses from business interruption. Our insurance also may not cover losses associated with pandemics. Moreover, we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate or on terms that we deem commercially reasonable, or at all. Additionally, insurance rates have in the past been subject to wide fluctuation and may be unavailable on terms that we or our customers believe are economically acceptable. Reductions in coverage, changes in the insurance markets and accidents affecting our industry may result in further increases in our cost and higher deductibles and retentions in future years and may also result in reduced activity levels in certain markets. As a result, we may not be able to continue to obtain insurance on commercially reasonable terms. Any damages or losses that are not covered by insurance, or are in excess of policy limits or subject to substantial deductibles or retentions, could adversely affect our financial condition, results of operations and cash flows.

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

For example, the Infrastructure Investment and Jobs Act of 2021 and the Inflation Reduction Act of 2022 (“IRA”) include billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. Also, the EPA has proposed rules to reduce harmful air pollutant emissions, including greenhouse gases, from light-, medium-, and heavy-duty vehicles beginning in model year 2027. These incentives and regulations could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for oil and gas and consequently adversely affect the business of our customers, thereby reducing demand for our services. In addition, the IRA imposes the first ever federal fee on the emission of GHGs through a methane emissions charge. Specifically, the IRA amends the Clean Air Act to impose a fee on the emission of methane that exceeds an applicable waste emissions threshold from sources required to report their GHG emissions to the EPA, including sources in the offshore and onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025 and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA. On January 12, 2024, the EPA announced a proposed rule to implement the methane emissions charge. The methane emissions charge could increase the operating costs of our customers, which could, in turn, impact our business, financial condition and cash flows.

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

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50 to 52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce greenhouse gas emission, including reducing global methane emissions by at least 30% by 2030 from 2020 levels. More than 150 countries have now signed on to this pledge. Most recently, at the 28th Conference of the Parties in the United Arab Emirates, world leaders agreed to transition away from fossil fuels in a just, orderly and equitable manner and to triple renewables and double energy efficiency globally by 2030. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international commitments.

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

Increases in the U.S. inflation rate in recent years has resulted in and may result in additional increases to our operating costs, which in turn have caused and may continue to cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the Federal Reserve and other central banks to increase interest rates, which could have the effects of raising the cost of capital and depressing economic growth, either of which - or the combination thereof - could hurt the financial and operating results of our business.

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

Our performance could be adversely affected, especially in light of our emergence from bankruptcy, if we are unable to retain certain key employees and skilled technical personnel. Our ability to continue to expand the scope of our services and products depends in part on our ability to increase the size of our skilled labor force. The loss of the services of key employees or the inability to employ or retain skilled technical personnel could adversely affect our operating results. In the past, the demand for skilled personnel has been high and the supply limited. We have experienced increases in labor costs in recent years and may continue to do so in the future. Furthermore, these internal and external factors may also be impacted by our February 2021 emergence from bankruptcy, the uncertainties currently facing us and the business environment and changes we may make to the organizational structure to adjust to changing circumstances.

If we do not successfully manage the transition associated with changes in our executive officers or directors, it could have an adverse impact on our business.

As disclosed in Item 9B “Other Information” Michael McGovern, our Executive Chair, has informed the Company of his intent to resign from his position as Executive Chair and to not stand for reelection as a member of our Board at the Company’s 2024 Annual Meeting of Stockholders (the “Meeting”). In addition, Krishna Shivram, one of our directors, also informed the Company of his decision not to stand for reelection at the Meeting. These announcements were not the result of any dispute or disagreement with the Company or our Board on any matter relating to our operations, policies or practices.

Leadership transitions can be difficult to manage. An inadequate transition of an executive officer or director may result in the loss of institutional knowledge and changes to business strategy or objectives. In addition, these changes have the potential to negatively impact our operations and relationships with employees, customers and investors due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity and increased turnover. In addition, if we are unable to attract and retain a qualified candidates to replace departing officers or directors in a timely manner, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance. This may also make it more difficult for us to retain and hire key management and other team members.

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

We are subject to foreign currency exchange risks and limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries or to repatriate assets from some countries.

A sizable portion of our consolidated revenue and consolidated operating expenses is in foreign currencies. As a result, we are subject to significant risks, including foreign currency exchange risks resulting from changes in foreign currency exchange rates and the implementation of exchange controls; and limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.

As an example, we conduct business in countries that have restricted or limited trading markets for their local currencies and restrict or limit cash repatriation. We may accumulate cash in those geographies, but we may be limited in our ability to convert our profits into United States dollars or to repatriate the profits from those countries. During 2023, we experienced these conditions in Argentina and though we have been able to develop processes to repatriate cash when we believe it is appropriate to do so, we have incurred losses from devaluation of the local currency and from repatriating cash. We expect restrictions on currency repatriation to continue in Argentina during 2024.

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

Federal oil and natural gas leases contain standard terms and require compliance with detailed Bureau of Safety and Environmental Enforcement (“BSEE”) and BOEM regulations and orders issued pursuant to various federal laws, including the Outer Continental Shelf Lands Act. In 2016, BOEM undertook a review of its historical policies and procedures for determining a lessee’s ability to decommission platforms on the Outer Continental Shelf (“OCS”) and whether lessees should furnish additional security. Following a 2016 Notice to Lessees that was subsequently withdrawn, BOEM published a proposed rule to modify the financial assurance requirements for offshore leaseholders on June 29, 2023. BOEM is also planning to update its Oil Spill Financial Responsibility regulations in 2024. If adopted, these new requirements could impact us and our customers by increasing operating costs and impacting our ability to obtain leases, thereby reducing demand for our products.

We cannot predict when these laws and regulations may be adopted or change in the future. If BOEM withdraws the October 2020 rule proposal and proceeds to implement a rule or other regulatory action requiring additional security similar to the Notice to Lessees issued in July 2016 and we are unable to obtain the additional required bonds or post other acceptable security to secure of decommissioning obligations, BOEM may suspend or cancel operations at the oil and gas property or otherwise impose monetary penalties. Any of these actions could have a material adverse effect on our financial condition, operating cash flows and liquidity. A BSEE final rule, published on August 23, 2023, that strengthens testing and performance requirements for blowout preventers and other well control equipment could have a similar impact.

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

On the Emergence Date, in order to implement certain transactions contemplated by the Plan, the Stockholders Agreement was executed (or deemed executed) with each stockholder pursuant to the Plan (constituting all of the stockholders on the Emergence Date) and all other stockholders from time to time, to provide for certain governance matters. As of March 7, 2024, two groups of these stockholders currently hold approximately 63% of our Class A Common Stock. Furthermore, pursuant to the Stockholders Agreement, these two groups of stockholders have appointed three of our seven directors.

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

There is no existing trading market for shares of our Class A Common Stock, and no market for our shares may develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, our stockholders may be unable to liquidate an investment in our Class A Common Stock. Upon our emergence from bankruptcy, the Predecessor’s common stock was cancelled and we issued new Class A Common Stock. The Class A Common Stock is not currently traded on a national securities exchange. No assurance can be given that an active market will develop for our Class A Common Stock or as to the liquidity of the trading market for our Class A Common Stock. Our Class A Common Stock may be traded only infrequently, if at all, and reliable market quotations may not be available. Holders of our Class A Common Stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market does not develop or is not maintained, significant sales of our Class A Common Stock, or the expectation of these sales, could materially and adversely affect the price of our Class A Common Stock. For so long as our Class A Common Stock is not listed on a national securities exchange, our ability to access equity markets, obtain financing and provide equity incentives could be negatively impaired. Furthermore, certain transfers of our Class A Common Stock require an exemption from the registration requirements of the Securities Act and applicable state securities laws.

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

We declared a special dividend of $12.45 per share on our Class A Common Stock that was paid on December 28, 2022 to holders of record as of the close of business on December 16, 2022, and we declared a special dividend of $12.38 per share on our Class A Common Stock that will be paid on March 12, 2024 to holders of record as of the close of business on February 27, 2024. Our Board of Directors continuously evaluates opportunities to pay dividends in accordance with our evolving strategic outlook. As a result, our decision to declare any further cash dividends on our Class A Common Stock in the foreseeable future is unknown. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends and other factors that our Board of Directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness.

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

We experienced an “ownership change” on February 2, 2021 due to the Plan that subject certain of our tax attributes, including our NOLs and other carryforwards, to an annual limitation under Section 382 of the Code. However, we do not expect the Section 382 limitation to impact our ability to use U.S. tax attributes under Section 382 relief provisions. Calculations pursuant to Section 382 of the Code can be very complicated and no assurance can be given that upon further analysis, our ability to take advantage of our NOLs may be limited to a greater extent than we currently anticipate. As of December 31, 2023, we had NOLs of $90.0 million. Future changes in our stock ownership could result in an additional ownership change.

Our ability to remediate the identified material weakness in our internal control over financial reporting.

In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting as we did not design and maintain effective controls to review the reasonableness of assumptions determined by, and accuracy of calculations performed by, our external tax service providers. Although this material weakness was remediated as of December 31, 2023, if we identify another material weakness that we are not able to remediate and otherwise to maintain effective internal control over financial reporting, our financial statements may be materially misstated and investors may lose confidence in the accuracy and completeness of our financial reports. Furthermore, we cannot assure you that additional material weaknesses will not be identified in the future. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Audit Committee of the Board has primary responsibility for overseeing our cyber security risk management process. Our cybersecurity risk management processes are integrated within our established Enterprise Risk Management System. On a regular basis, the Audit Committee and the Board receive updates on cybersecurity matters from the Chief Information Officer ("CIO"). These updates include, but are not limited to, cybersecurity program updates, results of third-party assessments, results of tabletop 'drill' exercises, end user awareness training, and recoverability and resilience. The Audit Committee also receives quarterly reports from our internal audit department.

Our cybersecurity practices are led by the CIO, who has overall responsibility for assessing and managing cybersecurity risks, and uses a risk-based methodology to support the security, confidentiality, integrity and availability of information and IT systems. Our CIO has over 30 years of experience in IT delivery, operations, and management, as well as over 15 years’ experience leading cyber security requirements for global and publicly traded companies.

The Company regularly engages third parties to perform assessments on our cybersecurity measures, including penetration testing, vulnerability scanning and proactive threat hunting, and operating effectiveness of controls. The results of such assessments, audits, and reviews are reported to the Board, and the Company adjusts its cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits and reviews. The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, and other external users of the Company’s systems. In addition, our internal audit department routinely performs internal audits on various aspects of cybersecurity and reports the results in its quarterly report to the Audit Committee.

The underlying controls of our cybersecurity capabilities are designed to prevent, detect, mitigate and remediate cybersecurity risks and are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”) and the International Organizational Standardization (“ISO”) 27001 Information Security Management System Requirements.

Significant incidents are escalated and communicated by senior IT management to the CIO to determine severity, cause and remediation. We also maintain a disaster recovery plan in which critical business systems, networks and data may be successfully recreated to minimize the financial impact of a cyber incident on our business. To strengthen resiliency against malware attacks, such as ransomware, we create immutable copies of all critical system data that is isolated from the rest of the network in case data recovery is required.

Our third-party cyber partners are a key component of our cybersecurity capabilities, and we partner with leading cybersecurity companies, leveraging third party technology and expertise. Through these partnerships, we provide continuous monitoring of our global cybersecurity environment and coordinate the investigation and remediation of alerts. Additionally, annual incident response drills are in place to prepare support teams in the event of a significant incident.

We have continued to expand investments in IT security. For example we are in the process of implementing a Cyber & Data Protection Council that will use a risk-based methodology to support the security, confidentiality, integrity, and availability of our information and IT systems. The Cyber & Data Protection Council will be chaired by the CFO and members include IT, legal, and HR leadership. Significant incidents will be escalated and communicated by senior IT management to the CIO and the Cyber & Data Protection Council to determine severity, cause and remediation.

We did not experience a material cybersecurity incident in 2023, and although we are subject to ongoing and evolving cybersecurity threats, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operation or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. See “Risk Factors – Our operations may be subject to cyber-attacks that could have an adverse effect on our business operations.”

Item 2. Properties

Information on properties is contained in Part I, Item 1 of this Form 10-K.

Item 3. Legal Proceedings

From time to time we are involved in various legal actions incidental to our business. However, based on current circumstances, we do not believe that the ultimate resolution of these proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows. For a description of our material pending legal proceedings, please see Note 17 - “Contingencies”, of this Form 10-K. For the disclosure of environmental proceedings with a governmental entity as a party pursuant to Item 103(c)(3)(iii) of Regulation S-K, we have elected to disclose matters where we reasonably believe such proceeding would result in monetary sanctions, exclusive of interest and costs, of $1.0 million or more.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common equity consists of Class A Common Stock that is privately held and there is no established public trading market. As of December 31, 2023, there were 547 stockholders of record. All holders of Class A Common Stock have one vote per share in matters subject to a stockholder vote.

On December 18, 2023, following the approval of our Board of Directors and stockholders, each outstanding share of Class B common stock, par value $0.01 per share (“Class B Common Stock”), was reclassified into one share of Class A Common Stock. Prior to the reclassification, holders of Class B Common Stock were not entitled to vote on the election or removal of our directors.

In connection with the reclassification, on December 15, 2023, the Board and the Compensation Committee of the Board (the “Compensation Committee”) approved an amendment to our Management Incentive Plan (“MIP”) to provide for the issuance of shares of Class A Common Stock in connection with the grant of share-based and cash-based awards rather than shares of Class B Common Stock. Prior to the reclassification, grants under the MIP were previously in the form of shares of Class B Common Stock or awards pursuant to which shares of Class B Common Stock would be issued or were issuable.

Dividend Policy

On November 16, 2022, we announced that our Board declared a special dividend of $12.45 per share on our outstanding Class A Common Stock. Additionally, the Board determined that, in addition to the special dividend to holders of our Class A Common Stock, we would make dividend equivalent payments to each holder of unvested restricted stock units. The special dividend was paid on December 28, 2022 to holders of record as of December 16, 2022.

On February 13, 2024, we announced that our Board declared a special dividend of $12.38 per share on our outstanding Class A Common Stock. Additionally, the Board determined that, in addition to the special dividend to holders of our Class A Common Stock, we would make dividend equivalent payments to each holder of unvested restricted stock units. The special dividend will be paid on March 12, 2024 to holders of record as of February 27, 2024.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data”. Our discussion includes various forward-looking statements about our markets, the demand for our products and services and our future results, which are subject to certain risks and uncertainties. For information about these risks and uncertainties, refer to the section entitled “Forward-Looking Statements” and the section entitled “Item 1A. Risk Factors”.

Executive Summary

General

We are a global oilfield products and services company with a portfolio of premier rental and well services brands providing customers with robust inventory, responsive delivery, engineered solutions, and expert consultative service — all aligned with enterprise-wide Shared Core Values for safe, sustainable operations and corporate citizenship; and committed to free cash flow generation and value creation.

We drive true value to our business units by providing enterprise-wide support, financial discipline, capital strength, and strategic focus. Our experienced, knowledgeable leadership within those businesses has excellent latitude to execute their business strategy, determine pricing, allocate inventory, and develop new products and technology. All with a focus on safety, operational excellence, competitive positioning, and financial performance that entrenches our relationships with our customers and elevates our customers’ satisfaction.

Our product offerings are weighted toward businesses critical to our customer’s oil and gas operations, require deep technical expertise, notably in premium drill pipe and bottom hole assembly rentals, and have strong cash flow generating capacity as was delivered in our 2023 results.

Our ongoing strategy of focusing operations on businesses with solid market positions along with the strength of our brands, their leaders, and teams contributed in no small part to our positive performance, margin expansion, and strong competitive position in 2023 overcoming labor market and supply chain challenges and being an early mover on effective pricing strategies to address cost inflation and margin expansion.

As we strive to be good stewards of our resources, we paid an approximately $250 million dividend and a return of capital to shareholders in December 2022, and will pay an approximate $250 million dividend to our shareholders in March 2024.

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

Workstrings International (“WSI”)

WSI is a global leader and one of the largest oilfield equipment rentals providers of high-quality, premium connection drill strings, tubing, completion tubulars, and handling accessories. With one of the industry’s most extensive inventories of highly specialized landing string designed for deep water applications and an industry-recognized drilling and completion engineering team, WSI maintains long-standing, strategic relationships with leading oil & gas, drilling and oilfield tubular supply companies globally.

WSIs’ long-tenured leadership assures a high level of knowledge and skill in providing quality service and engineering expertise to develop complementary innovation and new technologies for our long-term major customers. WSI engineers help operators determine what pipe specifications best meet well design requirements, especially in complex, challenging applications, whether during the drilling or completion phase of well construction activities.

WSI is strategically positioned to respond globally with a focus on U.S. onshore and offshore Gulf of Mexico (“GOM”), and international offshore opportunities with a variety of sizes and premium thread configurations complimented by in-house inspection and on-site machining capabilities expediting turnaround and deliveries.

WSIs’ depth of inventory resulting from consistent investments through the cycles, seasoned field experience, in-house engineering expertise and long-standing relationships with strategic suppliers enables customer relationships that make it a leading provider in the GOM and international markets with a focus on continued innovation that is difficult to replicate. Capital expenditures over the next year to maintain our existing fleet is expected to be similar to our 2023 capital expenditures assuming that the second half 2023 activity levels and current drilling and completion practices continue throughout 2024.

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

With significant U.S. land capabilities deployable to offshore and international markets, Stabil Drill serves customers worldwide and is poised for growth opportunities with existing customers and through geographic expansion of product offerings.

In-house manufacturing, repair services, and efficient fleet management practices effectively mitigated supply chain challenges and maintained leading market share positions in U.S. land and select Latin American regions.

HB Rentals

HB Rentals’ offerings span a wide breadth of offshore rentals, from single living quarters to complete multi-module complexes and support infrastructure.

Their comprehensive support for offshore services includes initial consulting and design, project management, engineering, custom fabrication, logistics planning, installation, and commissioning. HB Rentals has opportunities for fleet expansion within the U.S. wind market and defense projects along with plug and abandonment (“P&A”) opportunities in GOM.

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

Wild Well Control (“WWC”)

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

Superior Completion Services (“SCS”)

SCS is primarily focused on offshore sand control applications, including deep water Gulf of Mexico and Brazil, SCS’s multi-zone single-trip systems (MST) with zonal isolation offers flexibility in sand placement techniques. Demonstrated capabilities accommodate high pump rates and exceptional proppant volumes; the system also allows for varied zone spacing and enhanced reservoir production.

Design engineering and in-house manufacturing capacity compliment its focus on innovative technology, service quality and delivery flexibility which enable operators to have the certainty of supply with the flexibility to manage timing of drilling and completion phases of well construction, especially with long lead-time projects in deep water development.

International Snubbing Services (“ISS”)

Operating in two geographical markets, U.S. and Australia, ISS provides hydraulic workover and snubbing services with an emphasis on well plug & abandonment applications.

International Production Services (“IPS”)

With capabilities in three global regions, most notably Argentina and Kuwait, IPS provides well services such as cementing, wireline, pressure pumping, coil tubing and downhole tool services.

Strategic Outlook

The Company’s positive performance in 2023 validates the strategy developed in 2021 with a sequential focus on product lines, geographic footprint and support cost rationalization. Over the last three years, we have met and overcome challenges and delivered on safety, service quality and financial performance. We have consistently demonstrated discipline and stewardship as evidenced by our return of cash to shareholders, with an approximately $250 million dividend in December 2022 and an additional approximately $250 million dividend expected in March 2024, all while retaining a strong capital structure.

In 2024, the Company will continue to explore alternatives to enhance shareholder value, including potential merger or acquisition opportunities. As part of this process, we remain in, and continue to pursue, preliminary or exploratory dialogue with various potential counterparties. In parallel, the Company will continue to seek opportunities to optimize its capital structure, including actions to facilitate additional return of capital to shareholders.

Our Board has not set a timetable or made any decisions related to further actions or potential strategic alternatives, including a future dividend, at this time. The declaration of dividends is at the discretion of the Company’s board of directors and will depend on the Company’s financial results, cash requirements, future prospects, contractual restrictions and other factors deemed relevant by the Company’s board of directors. Additionally, any potential transaction would depend upon entry into definitive agreements with a potential counterparty on terms acceptable to us. There can be no assurance that we will enter any such transaction or consummate or pursue any transaction or other strategic alternative.

Industry Trends

The oil and gas industry is both cyclical and seasonal. The level of spending in the energy industry is heavily influenced by the current and expected future prices of oil and natural gas, but is also impacted by ESG initiatives and ongoing supply chain shortages. Changes in spending result in an increased or decreased demand for our services and products. Rig count is an indicator of the level of spending by oil and gas companies.

Our financial performance is significantly affected by the rig count in the U.S. land and offshore market areas as well as oil and natural gas prices and worldwide rig count, which are summarized in the table below.

	For the Year Ended			For the Year Ended
	December 31,		2023 to 2022	December 31,	2022 to 2021
	2023	2022	% Change	2021	% Change
Worldwide Rig Count (1)
U.S.:
Land	669	708	(5.5%)	464	52.6%
Offshore	19	15	26.7%	14	7.1%
Total	688	723	(4.8%)	478	51.3%
International (2)	942	851	10.7%	755	12.7%
Worldwide Total	1,630	1,574	3.6%	1,233	27.7%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$76.96	$94.90	(18.9%)	$68.14	39.3%
Natural Gas (Henry Hub)	$2.64	$6.42	(58.9%)	$3.91	64.2%

(1)
Estimate of drilling activity as measured by average active drilling rigs based on Baker Hughes Co. rig count information.
(2)
Excludes Canadian rig counts.

Comparison of the Results of Operations for the Years Ended December 31, 2023 and 2022

We reported net income from continuing operations for the year ended December 31, 2023 (the “Current Year”) of $174.6 million on revenues of $919.4 million. This compares to a net income from continuing operations for the year ended December 31, 2022 (the “Prior Year”) of $291.0 million on revenues of $884.0 million. The decrease in net income from continuing operations in the Current Year is partially attributable to recognition of a worthless stock deduction and valuation allowance releases in the Prior Year with estimated net tax benefits of $104.0 million and $18.5 million, respectively. An immaterial misstatement was identified and recorded in the Current Year related to the worthless stock deduction, resulting in additional income tax expense of $7.6 million.

	Successor
	For the Year Ended
	December 31,		Change
	2023	2022	$	%
Revenues:
Rentals	$452,249	$402,942	$49,307	12.2%
Well Services	467,171	481,018	(13,847)	(2.9%)
Total revenues	919,420	883,960	35,460
Cost of revenues:
Rentals	149,835	137,626	12,209	8.9%
Well Services	324,292	339,325	(15,033)	(4.4%)
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	474,127	476,951	(2,824)
Depreciation, depletion, amortization and accretion	81,068	98,060	(16,992)	(17.3%)
General and administrative expenses	125,659	128,294	(2,635)	(2.1%)
Restructuring and transaction expenses	3,294	6,375	(3,081)	(48.3%)
Other gains, net	(6,549)	(29,134)	22,585	(77.5%)
Income from operations	241,821	203,414	38,407
Other income (expense):
Interest income, net	25,761	11,713	14,048	119.9%
Loss on Blue Chip Swap securities	(19,856)	-	(19,856)	100.0%
Other expense, net	(13,391)	(1,804)	(11,587)	**
Income from continuing operations before income taxes	234,335	213,323	21,012
Income tax benefit (expense)	(59,741)	77,719	(137,460)	(176.9%)
Net income from continuing operations	174,594	291,042	(116,448)
Income (loss) from discontinued operations, net of income tax	426	(4,577)	5,003	(109.3%)
Net income	$175,020	$286,465	$(111,445)

** Not a meaningful percentage

Revenues and Cost of Revenues

Revenues from our Rentals segment increased $49.3 million, or 12.2%, in the Current Year as compared to the Prior Year. Cost of revenues also increased $12.2 million, or 8.9%, as compared to the Prior Year. These increases are primarily attributable to increased revenue across all rental product service lines, which include our premium drill pipe, accommodations and bottom hole assemblies. Additionally, higher offshore and international rig counts provided for greater utilization of these rentals, which contributed to an increase in gross margin of 66.9% for the Current Year as compared to 65.8% for the Prior Year.

Revenues from our Well Services segment decreased $13.8 million and cost of revenues decreased $15.0 million in the Current Year as compared to the Prior Year. Revenues and cost of revenues in the Current Year were negatively impacted by $36.0 million and $24.0 million, respectively, from the disposition of certain non-core businesses in the second half of 2022 and 2023. Excluding the impact of these dispositions, revenues in the Current Year increased $22.2 million and cost of revenues increased $9.0 million from improvements in our completion services and well control service lines. Excluding the impact of dispositions, gross margin for the Current Year increased to 31.5% as compared to 29.9% for the Prior Year due to continued increases in service revenues with higher margins, such as our U.S. offshore and international completion services and international well control services. Additionally, increased offshore and international rig counts allowed for higher activity in our U.S. offshore and international operations.

Depreciation, Depletion, Amortization and Accretion

Depreciation, depletion, amortization and accretion expense for December 31, 2023 decreased $17.0 million, or 17.3%, as compared to the Prior Year. Depreciation expense for the Prior Year was impacted by the valuation process under fresh start accounting, where certain fully depreciated assets were assigned a new estimated fair value and a new remaining useful life of less than 36 months.

Restructuring and Transaction Expenses

Restructuring and transaction expenses relate to charges recorded as part of our strategic efforts to reconfigure our organization both operationally and financially. Current Year restructuring and transaction expense decreased $3.1 million or 48.3%, as compared to the Prior Year.

Other gains, net

Other gains in the Current Year declined by $22.6 million primarily due to inclusion of a $17.4 million gain from revisions in estimates related to our decommissioning liability in the Prior Year.

Loss on Blue Chip Swap Securities

During the Current Year, we utilized an indirect foreign mechanism known as a Blue Chip Swap (“BCS”) to remit a total of $13.9 million U.S. dollars from Argentina through the purchase and sale of BCS securities. These transactions resulted in a net loss of $19.9 million during the Current Year. See “Note 16 - Blue Chip Swap Securities”.

Interest Income, net

Interest income, net for Current Year was $25.8 million compared to $11.7 million for the Prior Year. The increase in interest income was driven by interest derived on overnight money market accounts primarily in the United States and Argentina.

Other Expense, net

Losses on foreign currencies during the Current Year and Prior Year were $12.8 million and $12.6 million, respectively. Losses on foreign currency primarily relate to our operations in Argentina which devalued its peso by more than 50% during the Current Year. Losses on foreign currencies related to our operations in Argentina totaled $14.8 million and $7.5 million in the Current Year and Prior Year, respectively.

Losses on foreign currencies during the Prior Year also include an expense of $2.7 million which represents a correction of an immaterial error relating to a period prior to our emergence from bankruptcy.

During the Prior Year, we disposed of 4.1 million shares of Select Energy Services, Inc. (“Select”) for $34.7 million, and we recognized gains totaling $8.9 million in connection with these transactions. As of December 31, 2022, we had disposed of all shares of Select.

Income Taxes

The effective tax rate in the Current Year was an expense of 25.5%. The effective tax rate for the Current Year is different from the U.S. federal statutory rate of 21.0% due to foreign income taxable in the U.S., a non-recurring non-deductible loss, and foreign tax rates that differ from the U.S. federal statutory rate. The effective tax rate in the Current Year was also impacted by $9.9 million in income tax benefits from reversals of uncertain tax positions in foreign jurisdictions. Finally, the effective tax rate in the Current Year was impacted by adjustments to valuation allowances in the U.S. and foreign jurisdictions. We evaluate deferred tax assets, including tax credits and net operating losses, on a routine basis and this may result in the release of all or a portion of currently recorded valuation allowance when there is sufficient positive evidence.

Additionally, we identified an error in the tax provision for the year ended December 31, 2022 pertaining to certain net operating loss carryforwards that should have been eliminated as part of a worthless stock deduction taken in the fourth quarter of 2022. As such, we recognized an additional income tax expense of $7.6 million during the three months ended March 31, 2023, with a corresponding decrease to deferred tax assets, to correct this immaterial misstatement.

The effective tax rate for the Prior Year was a benefit of 36.4%. The effective tax rate for the Prior Year is different from the U.S. federal statutory rate of 21.0% primarily from the recognition of a worthless stock deduction for U.S. income tax purposes with an estimated net tax benefit of $104.0 million. In addition, there were valuation allowance releases primarily for foreign deferred tax assets and a portion of U.S. foreign tax credits offset by foreign losses for which no tax benefit was recorded resulting in net tax benefit of $18.5 million.

Discontinued Operations

Income from discontinued operations, net of tax, was $0.4 million for the Current Year as compared to a loss from discontinued operations of $4.6 million for the Prior Year. See “Note 18 - Discontinued Operations” to our consolidated financial statements for further discussion.

Liquidity and Capital Resources

Cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Certain sources and uses of cash, such as our level of discretionary capital expenditures and divestitures of non-core assets, are within our control and are adjusted as necessary based on market conditions.

Our primary sources of liquidity have been cash and cash equivalents, cash generated from operations and from asset sales, and availability under our Credit Facility. As of December 31, 2023, we had cash, cash equivalents and restricted cash of $477.1 million. During the Current Year, net cash provided by operating activities was $202.4 million. We received $31.1 million in cash proceeds from the sale of assets and $13.9 million in proceeds from the sale of BCS securities. The primary uses of liquidity are to provide support for operating activities, restructuring activities and capital expenditures. We spent $74.5 million of cash on capital expenditures and $33.8 million on the purchases of BCS securities during the Current Year. Additionally, during the Current Year, we paid $27.1 million to the Washington State Department of Revenue related to a use tax assessment from several years ago that we have appealed and is currently under review.

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

Distributions to Shareholders

On November 16, 2022, we announced that our Board declared a special dividend of $12.45 per share on our outstanding Class A Common Stock. Additionally, the Board determined that, in addition to the special dividend to holders of our Class A Common Stock, we would make dividend equivalent payments to each holder of unvested restricted stock units. The special dividend was paid on December 28, 2022 to holders of record as of December 16, 2022.

On February 13, 2024, we announced that our Board declared a special dividend of $12.38 per share on our outstanding Class A Common Stock. Additionally, the Board determined that, in addition to the special dividend to holders of our Class A Common Stock, we would make dividend equivalent payments to each holder of unvested restricted stock units. The special dividend will be paid on March 12, 2024 to holders of record as of February 27, 2024.

Equity Reclassification

On December 18, 2023, following the approval of our Board and stockholders each share of Class B Common Stock was automatically reclassified into one share of Class A Common Stock.

Debt Instruments

During the Current Year, we entered into a new Credit Agreement providing for a $140.0 million asset-based secured revolving Credit Facility, all of which is available for the issuance of letters of credit (the “Credit Facility”). The Credit Facility matures on December 6, 2028, subject to certain conditions set forth in the Credit Agreement. The issuance of letters of credit reduces availability under the Credit Facility on a dollar-for-dollar basis.

For additional information, please see Part II, Item 8, “Financial Statements and Supplementary Data – Note 9 - “Debt”.

As of December 31, 2023, the borrowing base under the Credit Facility was approximately $140.0 million and we had $31.5 million of letters of credit outstanding that reduced the borrowing availability under the Credit Facility.

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

Recently Adopted and Issued Accounting Guidance

See Part II, Item 8, “Financial Statements and Supplementary Data – Note 20 – New Accounting Pronouncements”.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with foreign currency fluctuations and changes in interest rates. A discussion of our market risk exposure in financial instruments follows.

Foreign Currency Exchange Rate Risk

While we continue to be exposed to foreign currency exchange rates, we do not hold derivatives for trading purposes or use derivatives with complex features. When we believe it is prudent, we may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations. As of December 31, 2023, we did not have any outstanding foreign currency forward contracts.

For additional information, please see Part II, Item 8, “Financial Statements and Supplementary Data – Note 16 - ‘Blue Chip Swap Securities’”.

Interest Rate Risk

At December 31, 2023 and 2022, we had no variable rate debt outstanding.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Superior Energy Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Superior Energy Services, Inc. and its subsidiaries (Successor) (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders' equity (deficit) and of cash flows for the years ended December 31, 2023 and 2022, and for the period from February 3, 2021 through December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, and for the period from February 3, 2021 through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis of Accounting

As discussed in Note 1 to the consolidated financial statements, Superior Energy Services, Inc. and certain of its direct and indirect wholly-owned domestic subsidiaries (collectively the “Affiliate Debtors”) filed petitions on December 7, 2020 with the United States Bankruptcy Court for the Southern District of Texas (Bankruptcy Court) for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Bankruptcy Court confirmed the Affiliate Debtors’ Joint Prepackaged Plan of Reorganization on January 19, 2021 and the Affiliate Debtors emerged from bankruptcy on February 2, 2021. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of February 2, 2021.

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

Revenue Recognition

As described in Notes 1 and 3 to the consolidated financial statements, the Company recognized total revenues of $919,420 thousand for the year ended December 31, 2023. Revenues are recognized when performance obligations are satisfied in accordance with contractual terms, in an amount that reflects the consideration management expects to be entitled to in exchange for services rendered, rentals provided or products sold. Services revenue primarily represents amounts charged to customers for the completion of services rendered, including labor, products and supplies necessary to perform the service. Rentals revenue is primarily priced on a per day, per man hour or similar basis and consists of fees charged to customers for use of rental equipment over the term of the rental period, which is generally less than twelve months. Products are generally sold based upon purchase orders or contracts with customers that include fixed or determinable prices but do not include right of return provisions or other significant post-delivery obligations. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. A contract’s standalone selling prices are determined based on the prices charged for services rendered, rentals provided or products sold.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing the revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, proof of delivery or of services performed, and where applicable, subsequent cash receipts and (ii) testing a sample of outstanding accounts receivable balances as of December 31, 2023 by obtaining and inspecting source documents, such as invoices, proof of delivery or of services performed, and where applicable, subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 7, 2024

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

Basis of Accounting

As discussed in Note 1 to the consolidated financial statements, Superior Energy Services, Inc. and certain of its direct and indirect wholly-owned domestic subsidiaries (collectively the “Affiliate Debtors”) filed petitions on December 7, 2020 with the United States Bankruptcy Court for the Southern District of Texas (Bankruptcy Court) for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Bankruptcy Court confirmed the Affiliate Debtors’ Joint Prepackaged Plan of Reorganization on January 19, 2021 and the Affiliate Debtors emerged from bankruptcy on February 2, 2021. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of February 2, 2021.

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

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$391,684	$258,999
Accounts receivable, net	276,868	249,808
Income taxes receivable	10,542	6,665
Prepaid expenses	18,614	17,299
Inventory	74,995	65,587
Other current assets	7,922	6,276
Assets held for sale	-	11,978
Total current assets	780,625	616,612
Property, plant and equipment, net	294,960	282,376
Note receivable	69,005	69,679
Restricted cash	85,444	80,108
Operating lease right-of-use assets	15,972	18,797
Deferred tax assets	67,241	97,492
Other assets, net	27,746	25,948
Total assets	$1,340,993	$1,191,012

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	38,214	$31,570
Accrued expenses	103,782	116,575
Income taxes payable	20,220	11,682
Decommissioning liability	21,631	9,770
Liabilities held for sale	-	3,349
Total current liabilities	183,847	172,946
Decommissioning liability	148,652	150,901
Operating lease liability	11,338	14,634
Other liabilities	36,245	69,647
Total liabilities	380,082	408,128

Stockholders’ equity:
Class A Common Stock $0.01 par value; 52,000 shares authorized; 20,151 shares issued and outstanding at December 31, 2023 and 19,999 shares issued and outstanding at December 31, 2022	202	200
Class B Common Stock $0.01 par value; 84 shares issued and 80 shares outstanding at December 31, 2022	-	1
Class A Additional paid-in capital	911,388	902,486
Class B Additional paid-in capital	-	5,896
Accumulated deficit	49,321	(125,699)
Total stockholders’ equity	960,911	782,884
Total liabilities and stockholders’ equity	$1,340,993	$1,191,012

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except share data)

	Successor			Predecessor
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
Revenues:
Services	$357,936	$386,775	$305,699	$19,234
Rentals	346,728	309,314	208,951	14,434
Product sales	214,756	187,871	134,104	12,260
Total revenues	919,420	883,960	648,754	45,928
Cost of revenues:
Services	238,543	268,078	236,784	15,080
Rentals	120,738	102,975	86,354	5,876
Product sales	114,846	105,898	99,114	8,817
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	474,127	476,951	422,252	29,773
Depreciation, depletion, amortization and accretion:
Services	26,878	37,168	105,426	3,500
Rentals	26,036	29,724	69,443	2,627
Product sales	28,154	31,168	44,990	2,231
Total depreciation, depletion, amortization and accretion	81,068	98,060	219,859	8,358
General and administrative expenses	125,659	128,294	117,575	11,052
Restructuring and transaction expenses	3,294	6,375	22,952	1,270
Other (gains) and losses, net	(6,549)	(29,134)	16,726	-
Net income (loss) from operations	241,821	203,414	(150,610)	(4,525)
Other income (expense):
Interest income, net	25,761	11,713	2,331	202
Reorganization items, net	-	-	-	335,560
Loss on Blue Chip Swap securities	(19,856)	-	-	-
Other expense, net	(13,391)	(1,804)	(7,128)	(2,105)
Income (loss) from continuing operations before income taxes	234,335	213,323	(155,407)	329,132
Income tax benefit (expense)	(59,741)	77,719	33,298	(60,003)
Net income (loss) from continuing operations	174,594	291,042	(122,109)	269,129
Income (loss) from discontinued operations, net of income tax	426	(4,577)	(40,069)	(352)
Net income (loss)	$175,020	$286,465	$(162,178)	$268,777

Income (loss) per share - basic:
Net income (loss) from continuing operations	$8.68	$14.53	$(6.11)	$18.13
Income (loss) from discontinued operations, net of income tax	0.02	(0.22)	(2.00)	(0.02)
Net income (loss)	$8.70	$14.31	$(8.11)	$18.11

Income (loss) per share - diluted:
Net income (loss) from continuing operations	$8.66	$14.49	$(6.11)	$18.06
Income (loss) from discontinued operations, net of income tax	0.02	(0.23)	(2.00)	(0.03)
Net income (loss)	$8.68	$14.26	$(8.11)	$18.03

Weighted-average shares outstanding
Basic	20,126	20,024	19,998	14,845
Diluted	20,152	20,087	19,998	14,905

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Successor			Predecessor
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
Net income (loss)	$175,020	$286,465	$(162,178)	$268,777
Change in cumulative translation adjustment, net of tax	-	-	-	67,947
Comprehensive income (loss)	$175,020	$286,465	$(162,178)	$336,724

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Years Ended December 31, 2023

(in thousands, except per share data)

					Additional			Accumulated
	Common Stock				paid-in			other
	Class A		Class B		capital		Treasury	comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Class A	Class B	stock	loss, net	deficit	Total
Balances, December 31, 2020 (Predecessor)	15,799	16	-	-	2,756,889	-	(4,290)	(67,947)	(3,023,315)	$(338,647)
Net income	-	-	-	-	-	-	-	-	268,777	268,777
Foreign currency translation adjustment	-	-	-	-	-	-	-	67,947	-	67,947
Extinguishment of unrecognized compensation expense	-	-	-	-	988	-	-	-	-	988
Stock-based compensation expense, net	-	-	-	-	935	-		-		935
Restricted stock units vested	49	-	-	-	-	-	-	-	-	-
Shares withheld and retired	(15)	-	-	-	-	-	-	-	-	-
Cancellation of Predecessor equity	(15,833)	(16)	-	-	(2,758,812)	-	4,290	-	2,754,538	-
Issuance of Class A Common Stock	19,996	200	-	-	902,486	-	-	-	-	902,686
Balances, February 2, 2021 (Predecessor)	19,996	$200	-	$-	$902,486	$-	$-	$-	$-	$902,686

Balances, February 3, 2021 (Successor)	19,996	$200	-	$-	$902,486	$-	$-	$-	$-	$902,686
Net income	-	-	-	-	-	-	-	-	(162,178)	(162,178)
Stock-based compensation expense, net	-		-	-	-	2,710	-	-	-	2,710
Common stock issued	3	-	114	1	-	(1)	-	-	-	-
Share withheld and retired	-	-	(38)	-	-	(1,485)	-	-	-	(1,485)
Balances, December 31, 2021 (Successor)	19,999	200	76	1	902,486	1,224	-	-	(162,178)	741,733
Net income	-	-	-	-	-	-	-	-	286,465	286,465
Cash dividends ($12.45 per share)	-	-	-	-	-	-	-	-	(249,986)	(249,986)
Stock-based compensation expense, net	-	-	-	-	-	4,807	-	-	-	4,807
Restricted stock units vested	-	-	10	-	-	-	-	-	-	-
Share withheld and retired	-	-	(2)	-	-	(135)	-	-	-	(135)
Shares placed in treasury	-	-	(4)	-	-	-	-	-	-	-
Balances, December 31, 2022 (Successor)	19,999	$200	80	$1	$902,486	$5,896	$-	$-	$(125,699)	$782,884
Net income	-	-	-	-	-	-	-	-	175,020	175,020
Stock-based compensation expense, net	-	-	-	-	-	4,123	-	-	-	4,123
Restricted stock units vested	-	-	91	1	-	(1)	-	-	-	-
Shares withheld and retired	-	-	(19)	-	-	(1,116)	-	-	-	(1,116)
Reclassification of stock	152	2	(152)	(2)	8,902	(8,902)	-	-	-	-
Balances, December 31, 2023 (Successor)	20,151	$202	-	$-	$911,388	$-	$-	$-	$49,321	$960,911
See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Successor			Predecessor
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
Cash flows from operating activities:
Net income	$175,020	$286,465	$(162,178)	$268,777
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion, amortization and accretion	81,068	98,060	251,361	10,499
Right-of-use assets amortization	2,825	6,357	8,380	1,372
Deferred income taxes	33,000	(104,587)	(48,975)	54,322
Stock based compensation expense	4,123	4,807	2,710	935
Reorganization items, net	-	-	-	(354,279)
Bad debt	873	2,248	(4,908)	(210)
Gain on sale of assets and businesses	-	-	-	58
Gain on sale of equity securities	-	(8,950)	(383)	-
Unrealized gain on investment in equity securities	-	-	(2,147)	-
Other (gains) and losses, net	(13,520)	(32,872)	30,707	-
Loss on Blue Chip Swap securities	19,856	-	-	-
Washington State Tax Settlement	(27,068)	-	-	-
Decommissioning costs	(10,776)	-	-	-
Other reconciling items, net	(3,427)	(3,822)	6,687	(355)
Changes in operating assets and liabilities:
Accounts receivable	(30,168)	(65,669)	(28,676)	3,602
Prepaid expenses	(1,958)	(1,096)	4,854	(340)
Inventory and other current assets	(28,153)	(4,568)	22,866	(221)
Accounts payable	2,015	(10,149)	735	(2,365)
Accrued expenses	(18,449)	8,503	(21,770)	23,489
Income taxes	5,318	771	11,535	340
Other, net	11,811	(82)	(11,914)	(241)
Net cash from operating activities	202,390	175,416	58,884	5,383
Cash flows from investing activities:
Payments for capital expenditures	(74,496)	(65,784)	(34,152)	(3,035)
Proceeds from sales of assets	31,099	50,376	97,505	775
Proceeds from sales of equity securities	-	34,685	4,099	-
Proceeds from sales of Blue Chip Swap securities	13,912	-	-	-
Purchases of Blue Chip Swap securities	(33,768)	-	-	-
Net cash from investing activities	(63,253)	19,277	67,452	(2,260)
Cash flows from financing activities:
Credit facility costs	-	-	(14)	(1,920)
Tax withholdings for vested restricted stock units	(1,116)	(135)	(1,485)	-
Distributions to stockholders	-	(249,986)	-	-
Net cash from financing activities	(1,116)	(250,121)	(1,499)	(1,920)
Effect of exchange rate changes on cash	-	-	-	311
Net change in cash, cash equivalents, and restricted cash	138,021	(55,428)	124,837	1,514
Cash, cash equivalents, and restricted cash at beginning of period	339,107	394,535	269,698	268,184
Cash, cash equivalents, and restricted cash at end of period	$477,128	$339,107	$394,535	$269,698

See accompanying notes to consolidated financial statements.

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of and For the Years Ended December 31, 2023, 2022 and 2020

(1) Summary of Significant Accounting Policies

Basis of Presentation

As used herein, “we,” “us,” “our” and similar terms refer to (i) prior to February 2, 2021 (the “Emergence Date”), SESI Holdings, Inc. and its subsidiaries (“Predecessor”) and (ii) after the Emergence Date, Superior Energy Services, Inc. and its subsidiaries (“Successor”).

As used herein, the following terms refer to our operations:

“Predecessor Period”	January 1, 2021 through February 2, 2021
“Successor Period”	February 3, 2021 through December 31, 2021
“Prior Year”	January 1, 2022 through December 31, 2022
“Current Year”	January 1, 2023 through December 31, 2023

Due to the lack of comparability with historical financials, our consolidated financial statements and related footnotes are presented with a “black line” division to emphasize the lack of comparability between amounts presented as of, and after, the Emergence Date.

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

Emergence from Voluntary Reorganization under Chapter 11

On December 7, 2020, certain of our direct and indirect wholly-owned domestic subsidiaries filed petitions for reorganization under the provisions of Chapter 11 of the Bankruptcy Code and, in connection therewith, filed the proposed Joint Prepackaged Plan of Reorganization (as amended, modified or supplemented from time to time, the “Plan”). On the Emergence Date, the conditions to the effectiveness of the Plan were satisfied and we emerged from Chapter 11.

Use of Estimates

In preparing the accompanying financial statements, we make various estimates and assumptions that affect the reported amounts of assets and liabilities, including contingent liabilities as of the dates of the balance sheets and the amounts of revenues and expenses reported for the periods shown in the income statements. Actual results could differ from those estimates.

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

We derive a large amount of revenue from a small number of major and independent oil and gas companies. There were no customers that exceeded 10% of our total revenues in any of the last three years.

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

Restricted Cash

Restricted cash totaled $85.4 million as of December 31, 2023. This primarily includes approximately $32.3 million for the payment and performance of secured obligations including the reimbursement of letters of credit and approximately $51.6 million in escrow to secure the future decommissioning obligations related to our oil and gas property.

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are recorded at the invoiced amount or the earned but not yet invoiced amount and do not bear interest. We maintain an allowance for credit losses based on our best estimate of probable uncollectible amounts in existing accounts receivable. Adjustments to the allowance for credit losses in future periods may be made based on changing customer conditions. Our allowance for credit losses as of December 31, 2023 and 2022 was $6.3 million and $6.1 million, respectively.

Bad debt expenses or recoveries are recognized within cost of revenues. The following table presents bad debt expense or recoveries for the periods shown (in millions):

	Successor			Predecessor
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
Bad debt expense (recoveries)	$0.9	$2.2	$(4.9)	$(0.2)

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

We expense sales commissions when incurred as the amortization period would typically be one year or less.

Inventory

Inventories are stated at the lower of cost or net realizable value. We apply net realizable value and obsolescence to the gross value of inventory. Work-in-progress and finished goods are primarily recorded utilizing the standard cost method. Supplies and consumables are recorded at either the first-in first-out or weighted average cost method. Supplies and consumables consist principally of products used in the services provided to our customers.

Decommissioning Liabilities

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, except for assets for which impairments have been recorded and assets acquired using purchase accounting, which are recorded at fair value as of the date of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Machinery and equipment	3-12 years
Buildings, improvements and leasehold improvements	10-30 years
Automobiles, trucks, tractors and trailers	4-7 years
Furniture and fixtures	3-10 years

Impairment of long-lived assets

We review long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We record impairment losses on long-lived assets to be held and used when the fair value of those assets is less than their respective carrying amount. Impairment losses are recorded in the amount by which the carrying amount of such assets exceeds the fair value. Fair value is measured, in part, by the estimated cash flows to be generated by those assets. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, utilization levels and operating performance. Our estimates of cash flows may differ from actual cash flows due to, among other things, changes in economic conditions or changes in an asset’s operating performance. Assets are generally grouped by subsidiary or division for the impairment testing, which represent the lowest level of identifiable cash flows. Assets held for sale are reported at the lower of the carrying amount or fair value less estimated costs to sell. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. The oil and gas industry is cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.

Other (gains) and losses, net

Other (gains) and losses, net includes gains and losses on the disposal of assets, as well as impairments related to long-lived assets.

Other gains, net for the Current Year were $6.5 million, and are primarily comprised of net gains of $5.0 million related to our Well Services segment from the sale of non-core assets.

Other gains, net for the Prior Year were $29.1 million and are primarily comprised of gains of $23.6 million related to our Well Services segment, including a gain of $17.4 million from revisions in estimates related to our decommissioning liability, and $5.2 million related to net gains on the disposal of non-core assets within our Rentals segment.

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

We recognize deferred tax assets (“DTAs”) to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. If we determine that we would be able to realize our DTAs in the future in excess of their net recorded amount, we would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.

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

Foreign Currency

The functional currency of our international subsidiaries is the U.S. dollar. Financial statements of our international subsidiaries are remeasured into U.S. dollars using the historical exchange rate for affected the long-term assets and liabilities and the balance sheet date exchange rate for affected current assets and liabilities. An average exchange rate is used for each period for revenues and expenses. These transaction gains and losses, as well as any other transactions in a currency other than the functional currency, are included in other income (expense) in the consolidated statements of operations in the period in which the currency exchange rates change

Foreign currency losses are as follows (in millions):

	Successor			Predecessor
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
Loss on foreign currency	$12.8	$12.6	$8.8	$2.1

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

Restructuring and Transaction Expenses

Restructuring and transaction expenses in our consolidated statement of operations are as follows (in millions):

	Successor			Predecessor
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
Restructuring and transaction expenses	$3.3	$6.4	$23.0	$1.3

Expenses in the Current Year represent charges recorded as part of our strategic efforts to reconfigure our organization both operationally and financially. Expenses in the Prior Year represent costs associated with these strategic efforts, as well as legal and other professional expenses primarily related to certain tax and stockholder distribution matters. Expenses in the Successor Period and Predecessor Period primarily relate to professional fees and separation costs related to former executives and personnel. During the Successor Period, we incurred shut down costs of $8.9 million at certain locations in our Well Services segment. These shut down costs include the write-down of inventory of $6.5 million which is reflected in cost of sales and the severance of personnel and other shut down costs of $2.4 million which is primarily reflected in cost of services.

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

Reorganization Items, net

In the Predecessor Period, we incurred costs associated with the reorganization, primarily unamortized debt issuance costs, expenses related to rejected leases and post-petition professional fees. In accordance with applicable guidance, costs associated with the Chapter 11 Cases have been recorded as reorganization items, net within the accompanying consolidated statement of operations for the Predecessor Period. Reorganization items, net was zero for the Successor Period, with $13.7 million used in operating activities during the Successor Period. Reorganization items, net was $335.6 million for the Predecessor Period, with $3.1 million representing cash used in operating activities during the Predecessor Period, $2.7 million and $0.4 million paid for professional fees and to settle lease rejection damages, respectively.

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

(1) Includes approximately $16.4 million in adjustments to assets and liabilities classified as held for sale. See Note 18 - Discontinued Operations.

(3) Revenue

Disaggregation of Revenue

The following table presents revenues by segment disaggregated by geography (in thousands):

	Successor			Predecessor
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
U.S. land
Rentals	$166,938	$160,742	$87,432	$4,917
Well Services	25,572	24,558	20,133	3,379
Total U.S. land	192,510	185,300	107,565	8,296

U.S. offshore
Rentals	161,771	140,881	103,646	8,196
Well Services	106,565	122,848	93,412	7,371
Total U.S. offshore	268,336	263,729	197,058	15,567

International
Rentals	123,540	101,319	77,617	5,226
Well Services	335,034	333,612	266,514	16,839
Total International	458,574	434,931	344,131	22,065
Total Revenues	$919,420	$883,960	$648,754	$45,928

The following table presents revenues by segment disaggregated by type (in thousands):

	Successor			Predecessor
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
Services
Rentals	$71,088	$53,029	$33,629	$2,005
Well Services	286,848	333,746	272,070	17,229
Total Services	357,936	386,775	305,699	19,234

Rentals
Rentals	330,475	299,128	197,050	14,082
Well Services	16,253	10,186	11,901	352
Total Rentals	346,728	309,314	208,951	14,434

Product Sales
Rentals	50,686	50,786	38,016	2,252
Well Services	164,070	137,085	96,088	10,008
Total Product Sales	214,756	187,871	134,104	12,260
Total Revenues	$919,420	$883,960	$648,754	$45,928

(4) Inventory

The components of inventory balances are as follows (in thousands):

	December 31, 2023	December 31, 2022
Finished goods	$41,082	$36,136
Raw materials	10,379	8,351
Work-in-process	8,025	4,718
Supplies and consumables	15,509	16,382
Total	$74,995	$65,587

Finished goods inventory includes component parts awaiting assembly of approximately $25.0 million and $20.7 million as of December 31, 2023 and 2022, respectively.

(5) Decommissioning Liability

The following table presents our decommissioning liability as of the periods indicated:

	December 31, 2023	December 31, 2022
Wells	$96,603	$96,171
Platform	73,680	64,500
Total decommissioning liability	170,283	160,671
Note receivable	(69,005)	(69,679)
Total decommissioning liability, net of note receivable	$101,278	$90,992

In December 2023, revisions to our decommissioning cost estimates resulted in an $11.4 million increase in our decommissioning liability. During the Current Year, we incurred $11.5 million in costs associated with our decommissioning program.

The following table presents the activity during 2023 impacting our decommissioning liability, the related note receivable and oil and gas producing assets:

	December 31,	2023	2023	December 31,
	2022	Activity (1)	Revision	2023
Wells	$96,171	$(5,606)	$6,038	$96,603
Platform	64,500	3,800	5,380	73,680
Decommissioning liability	160,671	(1,806)	11,418	170,283
Note receivable	(69,679)	(3,935)	4,609	(69,005)
Decommissioning liability, net of note receivable	$90,992	$(5,741)	$16,027	$101,278

(1) Activity during 2023 includes $9.7 million in accretion expense associated with the decommissioning liability, net of $11.5 million in decommissioning costs incurred and $3.9 million in interest income recognized on the note receivable.

The following table presents accretion expense as of the periods indicated (in millions):

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
Accretion expense	$9.7	$9.5	$9.3	$0.5

During the second quarter of 2022, we undertook an initiative to alter our decommissioning program, whereby we intend to convert the platform into an artificial reef (“reef-in-place”). The reduction in cost estimates under a reef-in-place program resulted in a reduction in the carrying value of our decommissioning liability and related note receivable (see “Note 6 - Note Receivable”), as well as impacted the carrying value of our oil and gas producing assets, such that as of June 30, 2022, our decommissioning liability was reduced by $53.0 million, and the related note receivable was increased by $2.6 million. In accordance with ASC 410, the carrying value of our oil and gas producing assets was reduced by $38.2 million, which represented the net book value of our oil and gas assets as of June 30, 2022. In connection with these changes, we recognized a gain of approximately $17.4 million, which is included in other (gains) and losses, net in our statement of operations.

(6) Note Receivable

Our note receivable consists of a commitment from the seller of our oil and gas property for costs associated with the abandonment of the platform. Pursuant to an agreement with the seller, we will invoice the seller an agreed upon amount at the completion of certain decommissioning activities. In December 2023, revisions to our decommissioning cost estimates increased the gross amount of the seller’s obligation to us, which totaled $108.4 million as of December 31, 2023. The carrying value of the note receivable, which is recorded at its present value, totaled $69.0 million as of December 31, 2023.

The discount on the note receivable is currently based on an effective interest rate of 7.2% and is amortized to interest income over the expected timing of the completion of the decommissioning activities, which are expected to be completed during the second quarter of 2030. Interest receivable is considered paid in kind and is compounded into the carrying amount of the note.

We recorded non-cash interest income related to the note receivable as follows (in millions):

	Successor			Predecessor
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
Interest income	$3.9	$3.8	$3.9	$0.4

Interest income is included in Other, net in the Consolidated Statements of Cash Flows.

(7) Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is as follows (in thousands):

	December 31, 2023	December 31, 2022
Machinery and equipment	$422,071	$378,907
Buildings, improvements and leasehold improvements	66,746	70,816
Automobiles, trucks, tractors and trailers	8,106	6,376
Furniture and fixtures	22,746	19,373
Construction-in-progress	8,195	5,185
Land	25,654	26,695
Oil and gas producing assets	28,984	11,714
Total	582,502	519,066
Accumulated depreciation and depletion	(287,542)	(236,690)
Property, plant and equipment, net	$294,960	$282,376

We had $6.0 million and $7.1 million of leasehold improvements at December 31, 2023 and 2022, respectively. These leasehold improvements are depreciated over the shorter of the life of the asset or the term of the lease using the straight line method. Oil and gas producing assets include capitalized asset retirement costs associated with our oil and gas property, which are being depreciated over the remaining life of the underlying reserves. In December 2023, revisions to our decommissioning cost estimates resulted in the recognition of $16.0 million in additional capitalized asset retirement costs.

A summary of depreciation and depletion expense associated with our property, plant and equipment is as follows:

	For the Year Ended
	December 31,
	2023	2022
Depreciation	$68,100	$84,005
Depletion	2,305	3,615
Total depreciation and depletion	$70,405	$87,620

(8) Leases

We determine if an arrangement is a lease at inception. All of our leases are operating leases and are included in right-of-use (“ROU”) assets, accounts payable and operating lease liabilities in the consolidated balance sheet per ASC 842.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligations to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the respective lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Our lease terms may include options to extend or terminate the lease. We have elected not to recognize ROU assets and lease liabilities that arise from short-term leases for any class of underlying asset,

Our operating leases are primarily for real estate, machinery and equipment, and vehicles. The terms and conditions for these leases vary by the type of underlying asset. Total operating lease expense was as follows (in thousands):

	Successor			Predecessor
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
Long-term fixed lease expense	$8,477	$9,761	$12,579	$1,824
Long-term variable lease expense	-	2	-	19
Short-term lease expense	8,771	22,705	10,165	789
Total operating lease expense	$17,248	$32,468	$22,744	$2,632

Operating leases for the Current Year were as follows (dollars in thousands):

December 31, 2023
Weighted average remaining lease term	19 years
Weighted average discount rate	5.33%

Cash paid for operating leases	$6,828
ROU assets obtained in exchange for lease obligations	4,621

Maturities of operating lease liabilities at December 31, 2023 are as follows (in thousands):

2024	$6,998
2025	5,242
2026	2,467
2027	997
2028	832
Thereafter	14,909
Total lease payments	31,445
Less: imputed interest	(15,671)
Total	$15,774

(9) Debt

Credit Facility

On December 6, 2023, we, certain of our subsidiaries (the “Parent Entities”) and SESI, L.L.C. (the “Borrower”) entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative and collateral agent, and other lenders providing for a senior secured asset-based revolving credit facility in an aggregate principal amount of $140 million (including a sub-facility for financial letters of credit in an amount up to $40 million) (the “Credit Facility”). The issuance of letters of credit will reduce availability under the Credit Facility dollar-for-dollar. The Credit Facility matures on December 6, 2028, subject to certain conditions set forth in the Credit Agreement.

The obligations under the Credit Agreement are guaranteed by the Parent Entities and the Borrower’s direct and indirect, existing and future domestic subsidiaries, subject to certain exceptions (collectively, the “Guarantors” and each, a “Guarantor”). The obligations under the Credit Agreement are secured by a first priority lien on substantially all of the personal property of the Borrower and the Guarantors (collectively, the “Loan Parties”).

Subject to certain limitations set forth in the Credit Agreement, the Credit Agreement includes certain conditions to borrowings, representations and warranties, affirmative and negative covenants, and events of default customary for financings of its type and size.

Under the terms of the Credit Agreement, the amount available for advances is subject to a borrowing base, which is calculated by reference to the value of certain eligible accounts receivable, inventory, equipment, cash and cash equivalents, offset by certain reserves. As of December 31, 2023, the borrowing base under the Credit Facility was approximately $140.0 million and we had $31.5 million of letters of credit outstanding that reduced the borrowing availability under the revolving credit facility. We had no outstanding borrowings under the Credit Facility as of December 31, 2023.

(10) Equity and Earnings per Share

Our common equity consists of Class A Common Stock, par value $0.01 per share (the “Class A Common Stock”). All holders of Class A Common Stock have one vote per share in matters subject to a stockholder vote.

Class B Common Stock Reclassification

On December 18, 2023, following the approval of our Board and stockholders each outstanding share of Class B Common Stock, par value $0.01 per share, was automatically reclassified into one share of Class A Common Stock. Prior to the reclassification, holders of Class B Common Stock were not entitled to vote on the election or removal of our directors.

This reclassification became effective as of December 18, 2023, at which time our Class B Common Stock was no longer outstanding. There was no impact on basic and diluted EPS or the carrying value of total common stock as presented in our consolidated balance sheet as it was a one-for-one stock exchange.

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed using the weighted average number of Common Stock outstanding during the period plus any potentially dilutive Common Stock, such as restricted stock awards and restricted stock units calculated using the treasury stock method.

The following table presents the reconciliation between the weighted average number of shares for basic and diluted earnings per share.

	Successor			Predecessor
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
Weighted-average shares outstanding - basic	20,126	20,024	19,998	14,845
Potentially dilutive stock awards and units	26	63	-	60
Weighted-average shares outstanding - diluted	20,152	20,087	19,998	14,905

(11) Stock-Based Compensation Plans

2021 Management Incentive Plan

On December 15, 2023, the Board and the Compensation Committee approved an amendment to the Management Incentive Plan (“MIP”), to provide for the grant of share-based and cash-based awards and to provide for the issuance from time to time of up to 1,999,869 shares of our Class A Common Stock. Outstanding grants under the MIP are in the form of restricted stock awards (“RSAs”) and time-based vesting restricted stock units (“RSUs”). The RSUs will be settled in Class A Common Stock upon the satisfaction of time-based vesting conditions. In December 2023, we cancelled all outstanding performance-based vesting restricted stock units (“PSUs”) in exchange for a cash retention bonus, payable in four equal semi-annual installments beginning on March 15, 2024, subject generally to the executive’s continued employment on each payment date.

The RSAs vest over a period of three years, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement. RSUs granted in 2022 generally vest in three equal annual installments over the three-year period, subject generally to continued employment and the other terms and conditions set forth in the forms of the RSU award agreements. RSUs granted in 2021 vested in full in the first quarter of 2023, subject generally to continued employment and the other terms and conditions set forth in the forms of the RSU award agreements. Prior to cancellation, holders of PSUs were eligible to earn between 25% and 100% of the target award based on achievement of share price goals set forth in the forms of the PSU award agreements.

The following sets forth activity related to issuances under the MIP for the year ended December 31, 2023 and 2022:

	Grants of Share-Based Awards
		July/
	June	August	March	July
	2021	2021	2022	2022	Total
Unvested awards outstanding, December 31, 2022	29,976	37,947	72,050	88,215	228,188
Vested	(14,988)	(37,947)	(24,017)	(29,405)	(106,357)
Unvested awards outstanding, December 31, 2023	14,988	-	48,033	58,810	121,831

Estimated grant date fair value	$39.53	$39.53	$58.80	$58.80

Unamortized grant date fair value, December 31, 2022 (in millions)	$0.8	$-	$3.1	$4.2	$8.1
Unamortized grant date fair value, December 31, 2023 (in millions)	$0.2	$-	$1.6	$2.2	$4.0

	Grants of Share-Based Awards
		July/
	June	August	March	July
	2021	2021	2022	2022	Total
Unvested awards outstanding, December 31, 2021	76,269	50,596	-	-	126,865
Granted		-	72,050	88,215	160,265
Vested	(46,293)	(12,649)	-	-	(58,942)
Unvested awards outstanding, December 31, 2022	29,976	37,947	72,050	88,215	228,188

Estimated grant date fair value	$39.53	$39.53	$58.80	$58.80

Unamortized grant date fair value, December 31, 2021 (in millions)	$2.4	$1.4	$-	$-	$3.8
Unamortized grant date fair value, December 31, 2022 (in millions)	$0.8	$-	$3.1	$4.2	$8.1

Compensation expense associated with RSA and RSU grants are as follows:

	For the Year Ended
	December 31,
	2023	2022
Compensation Expense	$4,123	$4,807

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

We made contributions to the plan as follows (in millions):

	Successor			Predecessor
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
401K	$3.2	$3.1	$2.6	$0.4

Supplemental Executive Retirement Plan

We have a supplemental executive retirement plan (“SERP”). The SERP provides retirement benefits to our executive officers and certain other designated key employees. The SERP is an unfunded, non-qualified defined contribution retirement plan, and all contributions under the plan are unfunded credits to a notional account maintained for each participant. We suspended all contributions to the plan effective January 1, 2020.

We made payments to eligible participants in the SERP as follows (in millions):

	Successor			Predecessor
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
SERP	$0.2	$1.7	$3.4	$-

Non-Qualified Deferred Compensation Plan

The Nonqualified Deferred Compensation Plan (“NQDC Plan”) provides an income deferral opportunity for executive officers and certain senior managers who qualified for participation. Participants in the NQDC Plan could make an advance election each year to defer portions of their base salary, bonus and other compensation. Payments made to participants are based on their enrollment elections and plan balances. No deferrals were elected for 2023. We have not had enrollment periods for the NQDC since 2019.

Retention Bonus Agreements

On December 15, 2023, the Board and the Compensation Committee of the Board approved retention bonus agreements for executives pursuant to which each is eligible to earn a cash retention bonus beginning on March 15, 2024, subject to continued employment on each payment date. As a condition to execution of the retention bonus, all rights and obligations under the existing PSU agreements were forfeited and PSUs were cancelled.

(12) Income Taxes

The income tax provision is as follows:

	Successor			Predecessor
In thousands:	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	Period February 3, 2021 through December 31, 2021	Period January 1, 2021 through February 2, 2021
Current income tax expense/(benefit)
Federal	$205	$(50)	$(1,106)	$-
State	576	945	(307)	-
Foreign	36,111	23,738	6,220	3,314
Total current income tax expense/(benefit)	36,892	24,633	4,807	3,314

Deferred income tax expense/(benefit)
Federal	44,712	(83,420)	(42,904)	55,015
State	(886)	165	2,633	(182)
Foreign	(20,977)	(19,097)	2,166	1,856
Total deferred income tax expense/(benefit)	22,849	(102,352)	(38,105)	56,689
Total income tax expense/(benefit)	$59,741	$(77,719)	$(33,298)	$60,003

Federal current and deferred tax primarily reflect use of NOL carryforwards. Foreign current tax is commensurate with prior year’s based on profitable operations in jurisdictions with limited annual or little NOL carryforwards and deferred benefit related to the release of valuation allowances on deferred tax assets in jurisdictions where there was positive evidence.

The Organization for Economic Co-operation and Development (“OECD”) reached agreement on Pillar Two Model Rules (“Pillar Two”) to implement a minimum 15% tax rate on certain multinational companies. Many countries are in the process of proposing and enacting tax laws to implement the Pillar Two framework. We continue to evaluate the impact of these proposals and legislative changes as new guidance emerges. Due to the uncertainty regarding the timing and manner in which the separate jurisdictions in which we operate may adopt the Pillar Two rules, its impact is not currently estimable.

Effective in tax year 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the current period and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. The legislation did not have a material impact in our business, operating results, and financial condition.

A reconciliation of the U.S. statutory federal tax rate to the consolidated effective tax rate is as follows:

	Successor			Predecessor
Continuing Operations (in thousands):	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	Period February 3, 2021 through December 31, 2021	Period January 1, 2021 through February 2, 2021
Computed expected tax expense/(benefit)	$49,211	$44,798	$(32,635)	$69,125
State and foreign income taxes	17,249	(350)	(17,893)	6,217
Foreign Tax Credit	(15,022)	(5,161)	-	-
Valuation allowance	(4,580)	(13,140)	-	(46,208)
Release of unrecognized tax benefits	(9,897)	-	-	-
Non-recurring non-deductible	3,498	-	-	-
Foreign income inclusion in US	10,270	-	-	-
Gain on Settlement of Liabilities Subject to Compromise	-	-	-	(89,905)
Reduction in Deferred Tax Assets	-	-	19,154	87,316
Fresh Start Adjustments	-	-	-	29,099
Worthless stock deduction	6,781	(103,992)	-	-
Other	2,231	126	(1,924)	4,359
Total income tax expense/(benefit)	$59,741	$(77,719)	$(33,298)	$60,003

The effective tax rate in the Current Year is different from the U.S. federal statutory rate of 21.0% due to foreign income taxable in the U.S., a non-recurring non-deductible loss, and foreign tax rates that differ from the U.S. federal statutory rate. The effective tax rate in the Current Year was also impacted by the benefit of FTC generated in and carried over from 2023, and $9.9 million in income tax benefits from reversals of uncertain tax positions in foreign jurisdictions. Finally, the effective tax rate in the Current Year was impacted by adjustments to valuation allowances in the U.S. and foreign jurisdictions. We evaluate deferred tax assets, including tax credits and net operating losses, on a routine basis and this may result in the release of all or a portion of currently recorded valuation allowance when there is sufficient positive evidence.

Additionally, we identified an error in the tax provision for the year ended December 31, 2022 pertaining to certain net operating loss carryforwards that should have been eliminated as part of a worthless stock deduction taken in the fourth quarter of 2022. As such, we recognized an additional income tax expense of $7.6 million during the three months ended March 31, 2023, with a corresponding decrease to deferred tax assets, to correct this immaterial misstatement.

The effective tax rate for the Prior Year is different from the U.S. federal statutory rate of 21.0% primarily from a worthless stock deduction. Other impacts to the rate included non-deductible items, foreign tax rates that differ from the U.S. federal statutory rate, valuation allowance adjustments based on current period income in certain jurisdictions and foreign losses for which no tax benefit was being recorded.

For the year ended December 31, 2021, we evaluated the tax impact resulting from our emergence from Chapter 11 Bankruptcy on February 2, 2021 and the Plan. As part of the debt restructuring, a substantial portion of our pre-petition debt was extinguished. We recognized cancellation of indebtedness income (“CODI”) upon discharge of our outstanding indebtedness. Due to bankruptcy, CODI was excluded from taxable income provided tax attributes were reduced by the amount of CODI realized. We realized CODI for U.S. federal income tax purposes of approximately $433.0 million resulting in a partial elimination of our federal net operating loss carryforwards, as well as a partial reduction in tax basis in assets. The CODI also eliminated $19.2 million of state NOL deferred tax asset which resulted in a corresponding reduction in the state valuation allowance.

Section 382 of the Internal Revenue Code of 1986 provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. We experienced an ownership change on February 2, 2021, as defined in Section 382, due to the Plan. The limitation under Section 382 is based on the value of the corporation as of the Emergence Date. Currently, we do not expect the Section 382 limitation to impact our ability to use U.S. NOLs and FTC carryover tax attributes under Section 382 relief provisions.

Significant components of our deferred tax assets and liabilities are as follows:

In thousands:	December 31, 2023	December 31, 2022
Deferred tax assets:
Allowance for doubtful accounts	$1,159	$1,374
U.S. operating loss and tax credit carryforwards	163,823	157,395
Compensation and employee benefits	6,843	7,376
Decommissioning liabilities	38,989	39,328
Goodwill and other intangible assets	63	369
Operating leases	147	126
Foreign deferred tax assets	45,003	38,780
Other assets	9,779	13,565
Total gross deferred tax assets	265,806	258,313
Less: Valuation allowance	(132,031)	(80,280)
Total deferred tax assets	$133,775	$178,033

Deferred tax liabilities:
Property, plant and equipment	$53,613	$64,571
Notes receivable	17,659	17,812
Other Liability	1,399	1,546
Total deferred tax liabilities	$72,671	$83,929

Net deferred tax assets (liabilities)	$61,104	$94,104

The Balance Sheet classification is based on a jurisdictional grouping:
Deferred tax assets	67,241	97,492
Less: Deferred tax liabilities (included in Other liabilities)	(6,137)	(3,388)
Total deferred tax assets and liabilities	$61,104	$94,104

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

The ultimate realization of deferred tax assets for the U.S. FTC carryovers is dependent on the generation of future taxable income of the appropriate character during the FTC carryforward period. During 2022, we determined there was enough positive evidence to realize a portion of the tax benefit related to FTC carryforwards. This is due to a pattern of sustained profitability in the U.S. since we emerged from bankruptcy and capacity of relief under Section 382. At December 31, 2023, we had a FTC carryforward of $77.6 million with expiration dates from 2024 to 2033. There is a partial valuation allowance of $50 million against the FTC carryforward at year end 2023 which will more-likely-than-not expire before being utilized. We will continue to evaluate the realizability of FTCs in future years.

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

The amount of U.S. consolidated net operating losses available as of December 31, 2023 is $90.0 million, which have an indefinite carryforward but are limited to offsetting 80% of taxable income each year. At December 31, 2023, we also had state net operating losses net deferred tax asset of $16.9 million offset by a full valuation allowance.

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

We file income tax returns in the U.S., including federal and various state filings, and certain foreign jurisdictions. The number of years that are open under the statute of limitations and subject to audit varies depending on the tax jurisdiction. We remain subject to U.S. federal tax examinations for years after 2019.

The activity in unrecognized tax benefits is as follows:

	Successor			Predecessor
In thousands:	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	Period February 3, 2021 through December 31, 2021	Period January 1, 2021 through February 2, 2021
Unrecognized tax benefits at beginning of period	$14,009	$14,973	$14,706	$13,206
Additions based on tax positions related to prior years	55	569	2,848	1,500
Reductions based on tax positions related to prior years	(75)	(334)	(552)	-
Additions based on tax positions related to current year	-	78	-	-
Reductions as a result of a lapse of the applicable statute of limitations	(9,765)	-	-	-
Reductions relating to settlements with taxing authorities	(112)	(1,277)	(2,029)	-
Unrecognized tax benefits at end of period	$4,112	$14,009	$14,973	$14,706

We had unrecognized tax benefits of $4.1 million as of December 31, 2023, $14.0 million as of December 31, 2022, and $15.0 million as of December 31, 2021, all of which would impact our effective tax rate if recognized. It is reasonably possible that $0.9 million of unrecognized tax benefits could be settled in the next twelve-month period due to the conclusion of tax audits or due to the expiration of statute of limitations. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense. The amounts in the tabular reconciliation above include accrued interest and penalties of $1.9 million, $7.2 million and $6.9 million for periods ended December 31, 2023, 2022 and 2021, respectively.

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

Summarized financial information for our segments is as follows (in thousands):

For the year ended December 31, 2023 (Successor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$452,249	$467,171	$-	$919,420
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	149,835	324,292	-	474,127
Depreciation, depletion, amortization and accretion	49,414	28,796	2,858	81,068
General and administrative expenses	28,475	44,267	52,917	125,659
Restructuring expenses	-	-	3,294	3,294
Other gains, net	(495)	(5,000)	(1,054)	(6,549)
Income (loss) from operations	$225,020	$74,816	$(58,015)	$241,821

For the year ended December 31, 2022 (Successor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$402,942	$481,018	$-	$883,960
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	137,626	339,325	-	476,951
Depreciation, depletion, amortization and accretion	58,731	34,841	4,488	98,060
General and administrative expenses	28,139	45,898	54,257	128,294
Restructuring expenses	-	-	6,375	6,375
Other gains, net	(5,190)	(23,575)	(369)	(29,134)
Income (loss) from operations	$183,636	$84,529	$(64,751)	$203,414

For the Period February 3, 2021 through December 31, 2021 (Successor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$268,695	$380,059	$-	$648,754
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	105,373	316,879	-	422,252
Depreciation, depletion, amortization and accretion	152,250	61,074	6,535	219,859
General and administrative expenses	24,812	46,780	45,983	117,575
Restructuring expenses	-	-	22,952	22,952
Other losses, net	3,609	13,117	-	16,726
Loss from operations	$(17,349)	$(57,791)	$(75,470)	$(150,610)

For the Period January 1, 2021 through February 2, 2021 (Predecessor)		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$18,339	$27,589	$-	$45,928
Cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	7,839	21,934	-	29,773
Depreciation, depletion, amortization and accretion	4,271	3,666	421	8,358
General and administrative expenses	2,027	4,111	4,914	11,052
Restructuring expenses	-	-	1,270	1,270
Income (loss) from operations	$4,202	$(2,122)	$(6,605)	$(4,525)

Identifiable Assets

		Well	Corporate	Consolidated
	Rentals	Services	and Other	Total
December 31, 2023	$553,706	$597,438	$189,849	$1,340,993
December 31, 2022	432,437	533,327	225,248	1,191,012

The Corporate and Other segment as of December 31, 2023 and 2022 includes $67.2 million and $97.5 million of non-current deferred tax assets, respectfully. At December 31, 2022, the Corporate and Other segment included $12.0 million of identifiable assets relating to assets held for sale. We had no assets held for sale as of December 31, 2023.

Capital Expenditures

The following represents capital expenditures for the periods presented:

		Well	Corporate	Consolidated
	Rentals	Services	and Other	Total
December 31, 2023	$58,962	$12,103	$3,431	$74,496
December 31, 2022	54,126	10,729	929	65,784
For the period from February 3, 2021 through December 31, 2021 (Successor)	27,335	6,817	-	34,152
For the period from January 1, 2021 through February 2, 2021 (Predecessor)	2,429	606	-	3,035

Geographic Information

We operate in the U.S. and in various other countries throughout the world. Our international operations are primarily focused in Latin America, Asia-Pacific and the Middle East regions. We attribute revenue to various countries based on the location where services are performed or the destination of the drilling products or equipment sold or rented. See “Note 3 - Revenues” for a detail of our domestic and international revenues. Long-lived assets consist primarily of property, plant and equipment and are attributed to various countries based on the physical location of the asset at the end of a period.

Long-Lived Assets

	December 31, 2023	December 31, 2022
United States	$232,629	$212,534
International	62,331	69,842
Total	$294,960	$282,376

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following tables provide a summary of the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2023	December 31, 2022
Non-qualified deferred compensation assets and liabilities
Other assets, net	$17,079	$16,299
Accrued expenses	1,797	1,831
Other liabilities	15,589	15,855

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

(15) Other Income (Expense)

Other income (expense) primarily relates to re-measurement gains and losses associated with our foreign currencies and gains on our investment in common stock of Select Energy Services, Inc. (“Select”).

Foreign currency losses are as follows (in millions):

	Successor			Predecessor
	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
Loss on foreign currency	$12.8	$12.6	$8.8	$2.1

Losses on foreign currencies during the Prior Year include an expense of $2.7 million which represents a correction of an immaterial error relating to a period prior to our emergence from bankruptcy. Gains and losses on foreign currencies are primarily related to our operations in Brazil and Argentina.

During the Prior Year, we disposed of 4.1 million shares of Select for $34.7 million, and we recognized gains totaling $8.9 million in connection with these transactions. During the Successor Period, we disposed of 0.7 million shares of Select for $4.1 million, and we recognized gains totaling $0.4 million. As of December 31, 2022, all shares of Select have been disposed.

(16) Blue Chip Swap Securities

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

During the third quarter of 2023, we utilized an indirect foreign exchange mechanism known as a Blue Chip Swap (“BCS”) to remit $9.7 million U.S. dollars from Argentina through the purchase and sale of BCS securities. These transactions were completed at exchange rates that represented a premium of approximately 123%.

Additionally, during the fourth quarter of 2023, we performed a BCS to remit approximately $4.3 million U.S. dollars from Argentina through the purchase and sale of BCS securities. The transactions were completed at exchange rates that represented a premium of approximately 184%.

These BCS transactions resulted in a net loss of $19.9 million during the Current Year.

We continue to use the official exchange rate for remeasurement of our Argentine peso-denominated net monetary assets under U.S. GAAP as the BCS rate does not meet the criteria for remeasurement under U.S. GAAP.

(17) Contingencies

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

(18) Discontinued Operations

The following table summarizes the components of loss from discontinued operations, net of tax (in thousands):

	Successor			Predecessor
	For the Year Ended December 31,		For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
	2023	2022
Revenues	$-	$-	$90,682	$10,719
Cost of services	-	-	85,191	10,398
Depreciation, depletion, amortization and accretion	-	-	31,502	2,141
General and administrative expenses	590	8,043	8,847	1,119
Other (gains) and losses, net	(1,129)	(2,249)	15,807	-
Loss from operations	539	(5,794)	(50,665)	(2,939)
Other income (expense)	-	-	188	2,485
Income (loss) from discontinued operations before tax	539	(5,794)	(50,477)	(454)
Income tax benefit (expense)	(113)	1,217	10,408	102
Income (loss) from discontinued operations, net of income tax	$426	$(4,577)	$(40,069)	$(352)

The following summarizes the assets and liabilities related to our discontinued operations (in thousands):

	For the Year Ended December 31,
	2023	2022
Assets:
Accounts receivable, net	$-	$350
Property, plant and equipment, net	-	11,468
Other assets, net	-	160
Total assets held for sale	$-	$11,978

Liabilities:
Accounts payable	$-	$86
Accrued expenses	-	3,192
Other liabilities	-	71
Total liabilities held for sale	$-	$3,349

Significant operating non-cash items and cash flows from investing activities for our discontinued operations were as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Cash flows from discontinued operating activities:
Other gains, net	$(1,129)	$(2,249)
Cash flows from discontinued investing activities:
Proceeds from sales of assets	$13,020	$20,110

(19) Supplemental Cash Flow Information

The table below is a reconciliation of cash, cash equivalents and restricted cash for the beginning and the end of the period for all periods presented:

	Successor			Predecessor
	For the Year Ended December 31,		For the Period February 3, 2021 through December 31, 2021	For the Period January 1, 2021 through February 2, 2021
	2023	2022
Cash and cash equivalents	$258,999	$314,974	$172,768	$188,006
Restricted cash-current	-	-	16,751	-
Restricted cash-non-current	80,108	79,561	80,179	80,178
Cash, cash equivalents, and restricted cash, beginning of period	$339,107	$394,535	$269,698	$268,184

Cash and cash equivalents	$391,684	$258,999	$314,974	$172,768
Restricted cash-current	-	-	-	16,751
Restricted cash-non-current	85,444	80,108	79,561	80,179
Cash, cash equivalents, and restricted cash, end of period	$477,128	$339,107	$394,535	$269,698

(20) New Accounting Pronouncements

On January 1, 2023, we adopted Financial Accounting Standards Board (FASB) ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, which replaces the incurred loss impairment methodology from previous U.S. GAAP with the Current Expected Credit losses model (“CECL”). The CECL model contemplates a broader range of information to estimate expected credit losses over the contractual lifetime of an asset. It also requires consideration on the risk of loss even if it is remote. We estimate expected credit losses through an assessment of our portfolio on a collective (pool) basis with the primary factor based on the aging of our customer accounts. Additionally, we review historical collection experience and the financial condition of our customers when assessing the CECL allowance.

In November 2023, the FASB issued ASU 2023-07, “Segment reporting (Topic 280)”, which is intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments require disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM) as well as other segment items, extend certain annual disclosures to interim periods, clarify the applicability to single reportable segment entities, permit more than one measure of profit or loss to be reported under certain conditions, and require disclosure of the title and position of the CODM. We expect to adopt the new disclosures as required for the year ended December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis with a retrospective option.

We are currently evaluating the effect the adoption of ASU 2023-07 and ASU 2023-09 will have on our disclosures.

(21) Subsequent Events

On February 13, 2024, we announced that our Board declared a special dividend of $12.38 per share on our outstanding Class A Common Stock. Additionally, the Board determined that, in addition to the special dividend to holders of our Class A Common Stock, we would make dividend equivalent payments to each holder of unvested restricted stock units. The special dividend will be paid on March 12, 2024 to holders of record as of February 27, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, the disclosure controls and procedures provide reasonable assurance that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of December 31, 2023 were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. See disclosure of a material weakness below under “Remediation of Previously Reported Material Weakness.”

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, and for performing an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our CEO and CFO, performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management determined that as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Remediation of Previously Reported Material Weakness

As of December 31, 2022, management determined that we did not design and maintain effective controls to review the reasonableness of assumptions determined by, and accuracy of calculations performed by, our external tax service providers and was deemed a material weakness. This material weakness resulted in an adjustment to deferred tax benefit and income tax benefit that was recorded in the consolidated financial statements as of and for the year ended December 31, 2022.

In order to address the material weakness described above, management implemented a remediation plan that included implementing enhancements to our controls around reviewing the reasonableness of assumptions determined by, and the accuracy of calculations performed by, our external tax service providers. The remediation plan was implemented during 2023, and management determined that the controls have been satisfactorily implemented and have operated effectively for a sufficient period of time. Therefore, management concluded the previously reported material weakness is remediated as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 4, 2024, Michael Y. McGovern and on March 5, 2024, Krishna Shivram, each informed the Board of their intentions to not stand for re-election at the Company’s 2024 Annual Meeting of Stockholders (the “Meeting”), which is currently expected to be held in May 2024, and to step down from the Board following the conclusion of their current term which ends effective as of the Meeting date. Each of Mr. McGovern and Mr. Shivram have also announced their intention to step down as a member of the Board’s Audit Committee and Compensation Committee and, in the case of Mr. Shivram, Chairman of the Board’s Audit Committee. Mr. McGovern, in addition to his intention not to stand for re-election as a director and to resign as director effective as of immediately prior to the Meeting, informed the Board of his intent to resign from his position as Executive Chairman, effective as of the later of (i) the Meeting date and (ii) if applicable, the expiration of the 90-day notice period required under his Executive Chairman Agreement, dated July 18, 2022 but effective as of July 1, 2022, with the Company (the “Executive Chairman Agreement”). The Company has approved the acceleration of Mr. McGovern’s effective date of termination in his capacity as Executive Chairman to the Meeting date if it occurs before the expiration of the 90-day notice period referred to above, in accordance with the terms of the Executive Chairman Agreement, to coincide with the conclusion of his term as a director. Following Mr. McGovern’s departure from the Board, the Company expects that the Board would appoint Mr. Brian K. Moore, Chief Executive Officer, as Chairman of the Board, effective as of such time.

In connection with the foregoing, the Company anticipates that the Board would reduce the size of the Board from seven to six directors, effective immediately prior to the Meeting and concurrent with Mr. McGovern’s resignation, subject to entering into an amendment to the Stockholders Agreement, dated as of February 2, 2021, between the Company and its stockholders party thereto (the “Stockholders Agreement”) to permit the number of directors to be fixed at between six and seven, in anticipation of nominating six individuals for election to serve on the Board at the Meeting.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Pursuant to the Stockholders Agreement (defined below), our current Board consists of the following seven members:

•
Joseph Citarrella
•
Daniel E. Flores
•
Michael Y. McGovern
•
Brian K. Moore
•
Julie J. Robertson
•
Krishna Shivram
•
Ian S. Foster

As disclosed in Item 9B “Other Information” Mr. McGovern has informed the Company of his intent to resign from his position as Executive Chair and to not stand for reelection as a member of our Board at the Meeting. In addition, Mr. Shivram also informed the Company of his decision not to stand for reelection at the Meeting. These announcements were not the result of any dispute or disagreement with the Company or our Board on any matter relating to our operations, policies or practices.

We currently have an Audit Committee and a Compensation Committee. All directors serve on each committee. The Board believes under NYSE listing standards (which we are not currently subject to), that all of the directors, except for Mr. Moore and Mr. McGovern, may be independent directors, provided that Mr. Citarrella, Mr. Flores and Mr. Foster may not be independent for Audit Committee purposes. The Board considers Ms. Robertson and Mr. Shivram to be Audit Committee financial experts.

Joseph Citarrella, 37, is currently a Managing Principal for Monarch Alternative Capital LP (“Monarch”), a private investment firm. From 2008 to 2012, Mr. Citarrella was an Associate at Goldman Sachs in the Global Investment Research equity group covering the integrated oil, exploration and production, and refining sectors. From 2017 to 2018, Mr. Citarrella served as nonexecutive Chairman of the Board of Vanguard Natural Resources, Inc., a Houston based independent oil and gas company. From 2018 to 2019, Mr. Citarrella served as an independent director for Resolute Energy. Mr.

Citarrella is a designated director of Monarch. Mr. Citarrella is a valuable member of our Board because of his extensive experience in the oil and gas industry.

Daniel E. Flores, 53, is currently a Partner at GoldenTree Asset Management LP (“GoldenTree”), an employee-owned global asset management firm. Mr. Flores served as Senior Vice President of Avenue Capital Group from 2008 to 2013. Previously, Mr. Flores worked in the Restructuring and Finance Group at Lehman Brothers and as an analyst at Merrill Lynch. Mr. Flores is a designated director of GoldenTree. Mr. Flores is a valuable member of our Board because of his extensive experience in the financial industry.

Michael Y. McGovern, 72, is currently our Executive Chairman. Mr. McGovern also serves as a director of Cactus, Inc. and previously served as a director of Nuverra Environmental Services and ION Geophysical Corporation. Mr. McGovern has more than 40 years of experience in the energy industry having served as a director and an executive at multiple public and private companies. Mr. McGovern is a valuable member of our Board because of his extensive experience in the oil and gas industry.

Julie J. Robertson, 68, served as the Executive Chair of Noble Corporation and previously served as Chair of the Board, President and Chief Executive Officer from January 2018 until her retirement in May 2020. From 2001 to 2018, Ms. Robertson served in various other management roles for Noble Corporation and its subsidiaries. Ms. Robertson served continuously as Corporate Secretary of Noble Corporation from 1993 until assuming the Chair’s role in 2018 and served as Chair at the time of the filing by Noble Corporation and certain other debtors of voluntary petitions for reorganization pursuant to chapter 11 of the United States Code on July 31, 2020. Ms. Robertson resigned as Chair of Noble Corporation in 2021. Ms. Robertson is also Chair of the Board and the Joint Nomination and Remuneration Committee of Seadrill Limited, a director of EOG Resources, Inc. and a trustee of Spindletop Charities, Inc. In 2020, Ms. Robertson was elected the first female Chair of the International Association of Drilling Contractors. Ms. Robertson serves as the Chair of our Compensation Committee. Ms. Robertson is a valuable member of our Board because of her extensive experience in the oil and gas industry.

Krishna Shivram, 61, has over 31 years of experience spread across financial and management positions in the oil and gas industry in the United States, Middle East, Europe and India. Mr. Shivram serves as a director of Allison Transmission Holdings Inc. and Ranger Energy Services Inc. He is also Managing Partner of Veritec Ventures LLC, a venture capital firm focused on making energy transition and climate tech investments. Mr. Shivram served as Chief Executive Officer of Sentinel Energy Services Inc. from 2017 to 2020. Prior to that, Mr. Shivram served as a director of Gulfmark Offshore from 2017 to 2018 and held executive positions, including CFO and interim CEO at Weatherford International Plc and VP Treasurer at Schlumberger Limited. Mr. Shivram serves as the Chairman of our Audit Committee.

Ian S. Foster, 39, is currently a Partner at GoldenTree, an employee-owned global asset management firm. Mr. Foster worked in the Goldman Sachs Investment Banking Division from 2007 to 2021, most recently as a Managing Director, Head of Industrials M&A and served as a member of the firmwide M&A fairness committee. Mr. Foster is a designated director of GoldenTree. Mr. Foster is a valuable member of our Board because of his extensive experience in the financial industry.

Brian K. Moore, 67, is currently our President and Chief Executive Officer and a member of the Board since January 2022. Mr. Moore has previously served as our Executive Vice President of Corporate Services from April 2016 to January 2022, and as our Senior Executive Vice President of North America Services from February 2012 to March 2016. Prior to that, Mr. Moore held executive positions at Complete Production Services and Integrated Production Services. Mr. Moore is a valuable member of our Board because of his extensive experience as a senior executive in the oil field service industry.

We entered into the Stockholders Agreement to provide for certain governance matters. Other than obligations related to Confidential Information (as defined in the Stockholders Agreement), the rights and preferences of each stockholder under the Stockholders Agreement will terminate when such stockholder ceases to own shares of the Class A Common Stock. While the initial Board designees post-emergence were appointed by GoldenTree, Monarch, and the ad hoc noteholders, going forward, pursuant to the Stockholders Agreement, the Board currently consists of seven directors, of whom:

(i)
two are designated by GoldenTree (subject to certain ownership thresholds);
(ii)
one is designated by Monarch (subject to certain ownership thresholds);
(iii)
one is the Chief Executive Officer; and
(iv)
three are elected by the stockholders.

Furthermore, the Board is given special governance rights in the Stockholders Agreement, including approval rights over certain corporate and other transactions, such as (i) any merger, consolidation, reorganization (including conversion) or any other business combination, (ii) certain acquisitions or dispositions of assets or liabilities, (iii) incurrence of indebtedness (subject to certain monetary thresholds), and (iv) issuances of equity, subject to the limitations therein, among other actions.

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

Name	Age	Offices Held and Term of Office
Michael Y. McGovern (1)	72	Executive Chairman of the Board since March 2021
Brian K. Moore	67

President and Chief Executive Officer since January 2022, Executive Vice President of Corporate Services from April 2016 to January 2022, Senior Executive Vice President of North America Services from February 2012 to March 2016

James W. Spexarth	56

Executive Vice President and Chief Financial Officer since August 2021, Interim Chief Financial Officer from March 2021 to August 2021, Chief Accounting Officer since March 2018, Vice President and Corporate Controller from August 2013 to February 2018

(1)
For additional information regarding Mr. McGovern’s employment for the past six years, please refer to the section titled “Board of Directors” above.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The Compensation Discussion and Analysis (“CD&A”) describes our executive compensation philosophy and practices applicable to named executive officers’ compensation for 2023. For 2023, our named executive officers (“NEOs”) were:

Name	Offices Held
Michael Y. McGovern	Executive Chairman
Brian K. Moore	President, Chief Executive Officer
James W. Spexarth	Executive Vice President, Chief Financial Officer and Treasurer
Michael J. Delahoussaye	President, Workstrings International
Bryan M. Ellis	President, Wild Well Control, International Snubbing Services, and International Production Services
Deidre D. Toups	President, Stabil Drill, Superior Completion Services, and HB Rentals

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

•
Align compensation elements with our business strategies and initiatives
•
Be competitive with a comparable peer group and responsive to a rapidly changing landscape
•
Balance short term and long-term objectives
•
Retain key executives

Compensation Practices in 2023

The CEO developed recommendations for compensation practices in 2023 that were subject to Compensation Committee approval. The CEO’s recommendations are based on his evaluations of the performance of the executives and are based on several factors, including individual performance, business results, and general market information. The Compensation Committee on its own reviews the performance and compensation of the CEO and approves his level of compensation.

In 2023, compensation practices were aligned with the Company to address a number of realities, including:

•
Rising market pay across the energy service sector and inflationary pressures
•
The lack of publicly traded equity to use as compensation currency
•
The competitive market landscape for talented executives
•
The need to stabilize and align the executive management team with the Company’s shareholder base through long term incentive awards
•
The need to tie compensation to demonstrated progress on our targeted financial metrics and actual financial results

The Compensation Committee regularly reviews and considers the effectiveness of the Company’s existing compensation programs and modifies such programs or develops new programs to better effectuate the Compensation Committee’s compensation objectives. In addition, the Compensation Committee annually evaluates with its independent compensation consultant whether the program is balanced and appropriate in terms of base pay and incentives, both short-term and long-term.

In 2023, the Compensation Committee engaged Lyons, Benenson & Company Inc. (“LB&Co”) as its independent executive compensation consultant, as it did in 2022. LB&Co is a leading independent compensation consulting firm that advises and counsels boards of directors and their compensation and governance committees on matters related to executive compensation, board compensation and corporate governance. They work collaboratively with directors and top management to develop compensation solutions that are supportive of each client's goals, objectives and long-term plans.

LB&Co advises the Compensation Committee on executive compensation matters and assists in developing and implementing our executive compensation program. LB&Co also informs the Compensation Committee on current trends to ensure the Compensation Committee is aware of evolving market conditions.

Brian K. Moore, who served as a member of the Compensation Committee in 2023 was an officer of the Company and is currently the CEO, and Michael Y. McGovern, who served as a member of our Compensation Committee in 2023 is currently the Company’s Executive Chairman.

None of our executive officers serves or served during the last completed fiscal year as a director or member of the compensation committee of another organization one of whose executive officers serves or served at the same time as a member of either the Board or the Compensation Committee.

In 2023, LB&Co was directed to compile an analysis of compensation for our key executives. Included in this analysis was a review of our “Peer Group”. In establishing the Peer Group, the Compensation Committee sought to include companies in similar industries, with applicable revenue scope, similar business characteristics and adequate executive compensation disclosures. For 2023, the Peer Group was unchanged from 2022 and made up of the following companies for comparison:

•
Expro Group Holdings N.V.
•
Forum Energy Technologies, Inc.
•
Helix Energy Solutions Group, Inc.
•
Helmerich & Payne, Inc.
•
Newpark Resources, Inc.
•
Oceaneering International, Inc.
•
Oil States International, Inc.
•
Patterson-UTI Energy, Inc.
•
ProFrac Holding Corp.
•
ProPetro Holding Corp.
•
RPC, Inc.
•
Select Energy Services, Inc.
•
Weatherford International plc

As part of a multi-faceted review process, competitive data was drawn from both the Peer Group and publicly available survey data in order to analyze where the Company’s compensation stands relative to the market in terms of base salary, short-term and long-term incentive targets and the resulting total estimated direct compensation (“TEDC”). Relative to the peer group analyses by position, all of Superior’s executives’ TEDC register at or below the median for the Peer Group and generally within the range of competitive practice. Target pay may vary from the median based on the executive’s industry experience, company experience and performance in his or her role, internal pay equity among our executives and other factors the Compensation Committee considers relevant, for example, the lack of liquidity in the Company’s common stock. Overall, the Compensation Committee believes the compensation program of the Company’s executives to be competitive.

Share Ownership Guidelines

Officers and directors of the Company are encouraged to make a substantial investment in Company stock to further align the interests of officers, directors and stockholders. Accordingly, in December 2023 our Board established minimum stock ownership guidelines for officers and directors in the following amounts:

Chief Executive Officer	Common stock equivalent to 5 times base salary
Other Executives	Common stock equivalent to 3 times base salary
Independent Non-Employee Directors	Common stock equivalent to 5 times the annual cash retainer

Each officer and director is expected to attain his or her ownership target within five years of appointment to such position. The Compensation Committee may, in its discretion, extend the period of time for attainment of such ownership levels in appropriate circumstances up to seven years. New hires or directors or executives newly appointed into a role subject to these guidelines would revert to the five year timeline. In December 2023 our Board extended such period to seven years for our current executive officers and directors.

The value of a share shall be measured as the greater of the then current market price or, if applicable, the closing price of a share of the Company’s common stock on the acquisition date.

For purposes of these guidelines, an officer’s or director’s stock ownership includes stock owned directly by the officer or director, restricted stock, stock deferred under any deferral plan and stock held in trust for the officer or director and his or her immediate family.

Components of Executive Compensation

During 2023, the Company continued to evolve the executive compensation program in response to changing market conditions. The equity awards and employment agreements granted and entered into in 2022 identified the future executive leadership, including the CEO, CFO and business unit leaders, of the Company and were intended to provide stability for the organization and retain key executives to support the positioning of the Company for success. The employment agreements were not amended in 2023 and remain in effect, but, as further discussed below, the Company modified its approach to executive compensation in 2023 to better achieve the Company’s stability and success.

As discussed above in Part II, on December 18, 2023, the Company filed the Restated Certificate and the Class B Common Stock of the Company was reclassified as Class A Common Stock of the Company. The Reclassification helps strengthen the relationship between shareholder return and executive compensation by creating a single class of common stock. On December 15, 2023, in connection with, and in order to incorporate the changes related to, the Reclassification, the Board and the Compensation Committee amended the Company’s 2021 Management Incentive Plan to define the term “Common Stock” to mean the Class A Common Stock (and any stock or other securities into which such common stock may be converted or into which they may be exchanged).

In addition, on December 15, 2023, the Board and the Compensation Committee approved retention bonus agreements (the “Retention Bonus Agreements”) for each of Messrs. Moore, Spexarth, Delahoussaye and Ellis and Ms. Toups (each, an “Executive”) pursuant to which each Executive is eligible to earn a cash retention bonus (each, a “Retention Bonus” and collectively, the “Retention Bonuses”) in the amounts set forth in the table below, payable in four equal semi-annual installments beginning on March 15, 2024, subject generally to the Executive’s continued employment on each payment date.

Executive	Retention Bonus
Brian K. Moore	$6,750,000.00
James W. Spexarth	1,544,962.50
Michael J. Delahoussaye	1,312,500.00
Bryan M. Ellis	1,326,000.00
Deidre Toups	1,200,000.00

Pursuant to the Retention Bonus Agreement, as a condition to the grant of the Retention Bonus, each Executive agreed to forfeit all performance stock units (“PSUs”) granted pursuant to an award agreement effective as of March 28, 2022 in the case of Messrs. Moore, Spexarth and Delahoussaye and Ms. Toups, and effective as of July 18, 2022 in the case of Mr. Ellis (each, a “PSU Award Agreement”). Upon execution of the Retention Bonus Agreement, all rights and obligations under the PSU Award Agreement were forfeited and terminated and the PSUs granted thereunder were cancelled and are of no further force or effect. The PSUs were subject to termination and forfeiture for no consideration in the event no strategic transaction occurred prior to March 23, 2025. The cancellation, along with the Retention Bonuses, ensure motivation and retention as the Company embarks on its longer-term strategy given that the Company has not yet executed a strategic transaction of the type contemplated by the PSU Award Agreements. Under the Retention Bonus Agreements, payments are structured as four equal installments in March and September of 2024 and 2025 thus extending the duration of retention incentives further into 2025.

As discussed in last year’s CD&A, the equity-based compensation awards granted to our NEOs in 2022 were intended to cover a three year period in lieu of customary annual awards. This intent continues to apply even after the Company adjusted its approach to executive compensation by cancelling the PSUs granted in 2022 and awarding the Retention Bonuses. Accordingly, no equity or equity-based compensation awards were granted to our NEOs in 2023.

The three main components of the executive compensation program for 2023 were base salary, annual incentive plan (“AIP”) awards, and the Retention Bonuses.

Base Salary

The primary role of the base salary element of the executive compensation program during 2023 was to compensate executives for the experience, accomplishments, education, personal qualities and other qualifications that were key for their specific roles as well as their level of responsibility. The Compensation Committee monitors and adjusts salaries for our NEOs over time as necessary to remain competitive with the base salaries of executive officers of members of our Peer Group in order to retain and to continue to develop key talent. For additional salary information, see the 2023 Summary Compensation Table below.

Messrs. Delahoussaye and Ellis and Ms. Toups each received base salary increases in February 2023 to remain consistent with market trends. The table below summarizes each NEO’s base salary for 2022 and 2023:

Name	2022 Base Salary	2023 Base Salary
Mr. McGovern	$750,000	$750,000
Mr. Moore	750,000	750,000
Mr. Spexarth	425,000	425,000
Mr. Delahoussaye	375,000	390,000
Mr. Ellis	325,000	340,000
Ms. Toups	350,000	365,000

2023 Executive Annual Incentive Plan

The purpose of the AIP is to focus management’s attention on key financial metrics that drive our performance and to reward executives for achievement of annual objectives. Furthermore, the AIP is part of a comprehensive compensation program that aligns pay to performance by making a substantial portion of total executive compensation variable, or “at-risk.” The target AIP opportunity for each NEO is 75% of base salary, with the exception of Mr. Moore, for which it is 105%, Mr. Spexarth, for which it is 80%, and Mr. McGovern, who does not participate in the AIP.

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

At the beginning of each year, our Compensation Committee is responsible for reviewing and recommending for approval by our Board quantifiable corporate performance objectives and the relative weighting of those metrics. At the end of each year, the Compensation Committee reviews the Company’s performance results against these objectives. Payments in respect of the 2023 AIP awards were approved by the Compensation Committee in March 2024 based upon EBITDA-based metrics set at the beginning of 2023.

AIP Performance Goals for Executives

Under the AIP, our NEOs (other than Mr. McGovern) are eligible to earn a payout based on a target percentage of their base salary. Given the activity in the oil and gas industry, the Compensation Committee also established what it believed was an appropriate EBITDA target of 301.0 million for 2023 given the evolving market landscape. This performance goal was designed to help achieve a balance between stockholder returns and executive compensation and tie a significant portion of compensation directly to our operating and financial performance. As a financial metric, EBITDA is closely linked to cash flow and encourages management to focus on improving efficiency from existing operations.

For 2023, 100% of the total payout of the AIP was based on the achievement of the EBITDA target, and each eligible NEO’s payout levels are summarized below. The financial metric provides for threshold, target, overachievement and maximum payout levels, expressed as a percentage of salary based upon the achievement of the EBITDA target.

NEO	Threshold	Target	Over Achievement	Maximum
Mr. Moore	52.5%	105.0%	157.5%	210.0%
Mr. Spexarth	40.0%	80.0%	120.0%	160.0%
Mr. Delahoussaye	37.5%	75.0%	112.5%	150.0%
Mr. Ellis	37.5%	75.0%	112.5%	150.0%
Ms. Toups	37.5%	75.0%	112.5%	150.0%

Based on the Company’s EBITDA results for 2023, all NEOs (with the exception of Mr. McGovern, who does not participate in the AIP) received a bonus under the AIP in 2024 in an amount equal to a figure between the applicable target and over achievement percentage of base salary.

2023 Executive Compensation

2023 Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to each NEO for the years ended December 31, 2023, 2022 and 2021.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)(6)	Total ($)
Michael Y. McGovern	2023	$750,001	$-	$-	$-	$13,971	$763,972
Executive Chairman	2022	637,345	-	4,667,250	-	998,925	6,303,520
	2021	1,203,904	-	1,325,006	-	-	2,528,910
Brian K. Moore (5)	2023	750,001		-	1,067,520	23,802	1,841,324
President and Chief Executive Officer	2022	723,463		9,846,000	1,500,000	583,052	12,652,515
	2021	423,896			900,000	33,038	1,356,934
James W. Spexarth	2023	425,001		-	460,898	24,342	910,241
Executive Vice President,	2022	425,001		2,253,600	595,000	309,057	3,582,658
Chief Financial Officer and Treasurer	2021	327,495	125,000	1,000,030	297,500	38,526	1,788,551
Michael J. Delahoussaye	2023	387,577		-	352,077	14,892	754,546
President,	2022	375,001		1,914,500	525,000	308,424	3,122,925
Workstrings International	2021	301,077	-	500,015	262,500	77,892	1,141,484
Bryan M. Ellis (5)	2023	337,576	60,667	-	385,905	34,334	818,482
President,	2022	293,413	60,667	1,934,192	455,000	142,220	2,885,492
Wild Well Control, International Snubbing Services, and International Production Services	2021	-	-	-	-	-	-
Deidre D. Toups	2023	362,577	-	-	382,601	23,742	768,920
President,	2022	349,999	-	1,750,400	490,000	280,860	2,871,259
Stabil Drill, HB Rentals and Completions	2021	315,646	-	500,015	245,000	30,781	1,091,442
(1)
Salary amounts shown in this column represent actual salary earned during the year, reported as gross earnings (i.e., gross amounts before taxes and applicable payroll deductions). Mr. McGovern’s annualized base salary beginning on July 18, 2022 was $750,000. His actual base salary paid for 2022, as shown in this column, reflects the fact that pursuant to the Executive Chairman Agreement, he received a cash lump sum payment in an amount equal to $288,306 to account for the annual base salary Mr. McGovern would have been paid since assuming the position of Executive Chairman on January 20, 2022 until the effective date of the Executive Chairman Agreement on July 18, 2022, less any payments received from the Company since assuming the position of Executive Chairman on January 20, 2022 until the effective date of the Executive Chairman Agreement on July 18, 2022. Mr. McGovern received a $125,000 payment in February 2022 for his services. Mr. Moore’s annualized base salary beginning on January 20, 2022 after being appointed CEO was $750,000. His actual base salary paid for 2022, as shown in this column, was prorated based on his base salary rates in effect for the period he served as CEO and the period he served as executive vice president. Mr. McGovern’s base salary was $0 at the end of 2021 due to the pending negotiation of his Executive Chairman Agreement but he had accrued the salary shown in this table prior to year end of 2021.
(2)
The Bonus column includes a $60,667 cash LTI payment for Mr. Ellis in each of 2022 and 2023. In connection with Mr. Spexarth’s appointment as Interim Chief Financial Officer in 2021, Mr. Spexarth received a $125,000 cash bonus paid on August 15, 2021. Bonus amounts earned in 2021, 2022 and 2023 were paid in the following fiscal year under the AIP and are reported in the ‘Non-Equity Incentive Plan Compensation’ column of this Summary Compensation Table.
(3)
The amounts reported in this column represent the grant date fair value of the RSUs, PSUs and restricted stock awards that were granted in 2022 and 2021. RSUs and restricted stock awards were calculated in accordance with FASB ASC Topic 718. The PSUs were deemed to have a grant value of $40.00 for compensation purposes and were subject to termination and forfeiture for no consideration in the event no strategic transaction occurred prior to March 23, 2025. However, in December 2023 the PSUs were cancelled in exchange for a retention bonus pursuant to a Retention Bonus Agreement. For a further discussion of share-based awards, see “Note 11 – Stock-Based Compensation Plans” to our consolidated financial statements included in Item 8 of this Annual Report. Please see the “Grants of Plan-Based Awards Table During 2023” table for more information regarding non-equity incentive compensation awards that were granted in 2023. No additional equity awards were granted in 2023. Please refer to the “Compensation Discussion and Analysis” section for more information.
(4)
The amounts reported in this column for 2023 reflect the amounts earned under the AIP, which were paid out in 2024. The Compensation Committee and the Board, at the CEO’s recommendation, jointly approved payouts under the 2023 AIP at above the target level for Messrs. Spexarth, Delahoussaye, Ellis and Ms. Toups in recognition of their contributions and performance during 2023. In addition, the Compensation Committee and the Board jointly approved a payout of Mr. Moore’s 2023 AIP at the target level. The amounts reported in this column for 2022 reflect the amount earned under the AIP, which were paid out in 2023. The Compensation Committee and the Board, at the CEO’s recommendation, jointly approved payouts under the 2022 AIP at the maximum level for Messrs. Spexarth, Delahoussaye, Ellis and Ms. Toups in recognition of their exemplary contributions and performance during 2022. In addition, the Compensation Committee and the Board jointly approved a payout of Mr. Moore’s 2022 AIP at the maximum level. The amounts reported in this column for 2021 reflect the amount earned under the AIP, which were paid out in 2022. The Compensation Committee and the Board, at the CEO’s recommendation, jointly approved payouts under the 2021 AIP at the target level for Messrs. Spexarth, Delahoussaye and Ms. Toups, and for Mr. Moore, a discretionary amount, in recognition of their exemplary contributions and performance during 2021.
(5)
Messrs. Moore and Ellis were not NEOs in 2021.
(6)
For 2023, the All Other Compensation amount includes (i) matching contributions to our 401(k) plan, (ii) life insurance premiums paid by us, and (iii) the value of perquisites, consisting of the provision of a country club membership, an automobile allowance and a gift card as set forth below:

Name	401(k) Contributions	Life Insurance Premiums	Automobile and Commuting	Country Club	Gift Card	Total
Mr. McGovern	$13,200	$771	$-	$-	$-	$13,971
Mr. Moore	13,200	1,002	9,600	-	-	23,802
Mr. Spexarth	13,200	1,542	9,600	-	-	24,342
Mr. Delahoussaye	13,200	1,542	-	-	150	14,892
Mr. Ellis	13,200	1,536	9,600	9,998	-	34,334
Ms. Toups	13,200	1,542	9,000	-	-	23,742

Grants of Plan-Based Awards During 2023

The following table presents additional information regarding non-equity incentive plan awards granted to NEOs under the 2023 AIP during the year ended December 31, 2023.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Type	Threshold ($)	Target ($)	Over Achievement ($)	Maximum ($)
Michael Y. McGovern
Brian K. Moore	AIP	393,750	787,500	1,181,250	1,575,000
James W. Spexarth	AIP	170,000	340,000	510,000	680,000
Michael J. Delahoussaye	AIP	146,250	292,500	438,750	585,000
Bryan M. Ellis	AIP	127,500	255,000	382,500	510,000
Deidre D. Toups	AIP	136,875	273,750	410,625	547,500

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

As described above, the Compensation Committee did not grant any equity compensation awards to the NEOs during 2023. Awards made under the forms of RSU award agreements granted in 2022 generally vest in three equal annual installments over a three-year period ending on the third anniversary of January 20, 2022, subject to the grantee’s continued employment through the applicable vesting date, and forfeiture on terms and conditions set forth in the forms of RSU award agreements.

On December 15, 2023, the Board and the Compensation Committee of the Board approved the Retention Bonus Agreements, pursuant to which each Executive is eligible to earn a Retention Bonus, payable in four equal semi-annual installments beginning on March 15, 2024, subject generally to the Executive’s continued employment on each payment date. As discussed above, pursuant to the Retention Bonus Agreement, as a condition to the grant of the Retention Bonus, each Executive agreed to forfeit all PSUs granted pursuant to the PSU award agreement. Upon execution of the Retention Bonus Agreement, all rights and obligations under the PSU award agreement were forfeited and terminated and the PSUs granted thereunder were cancelled and are of no further force or effect.

On March 28, 2022, the Board and the Compensation Committee approved employment agreements for each of Messrs. Moore, Spexarth, Delahoussaye and Ms. Toups, which superseded and replaced their existing employment agreements with the Company, except for Mr. Delahoussaye who was not a party to an employment agreement with the Company, and in Mr. Moore’s case also superseded his binding term sheet with the Company disclosed in the Company’s Current Report on Form 8-K filed on January 24, 2022. Mr. Moore’s employment agreement provides for an annual base salary of $750,000 and a target annual incentive award opportunity of 100% of his annual base salary. Mr. Spexarth’s employment agreement provides for an annual base salary of $425,000 and a target annual incentive award opportunity of 70% of his annual base salary. Messrs. Delahoussaye’s and Ellis’ and Ms. Toups’ employment agreements provide for an annual base salary no lower than his or her current annual base salary as of the effective date of the applicable employment agreement. Please refer to the CD&A for information on the NEOs annual base salaries for 2023. On July 18, 2022, the Board and the compensation committee approved an executive chairman agreement for Michael Y. McGovern, the Company’s Executive Chairman (the “Executive Chairman Agreement”), which provides for an annual base salary of $750,000, with an initial one-year term that automatically extends for an additional one-year term on the first anniversary of the effective date of the Executive Chairman Agreement unless either party gives 60 days’ prior written notice of non-renewal before expiration of the then-current term. Mr. McGovern’s annual base salary is subject to adjustment (upward or downward) if Mr. McGovern’s duties or commitments change during the term of the Executive Chairman Agreement.

Each NEO’s base salary and annual bonus for 2023, as a percentage of total compensation varied, depending on the position. For Mr. McGovern, salary and annual bonus represented approximately 98.2% of total compensation. For Mr. Moore, salary and annual bonus represented approximately 98.7% of total compensation. For Mr. Spexarth, salary and annual bonus represented approximately 97.3% of total compensation. For Mr. Delahoussaye, salary and annual bonus represented approximately 98.0% of total compensation. For Mr. Ellis, salary and annual bonus represented approximately 88.4% of total compensation. For Ms. Toups, salary and annual bonus represented approximately 96.9% of total compensation.

Outstanding Equity Awards at 2023 Year-End

The following table sets forth the outstanding equity awards held by our NEOs as of December 31, 2023.

		Stock Awards

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)

Michael Y. McGovern	7/18/2022	52,917	(2)	3,467,122
Brian K. Moore	3/28/2022	30,000	(2)	1,965,600
James W. Spexarth	6/1/2021	2,614	(3)	171,269
	3/28/2022	6,867	(2)	449,926
Michael J. Delahoussaye	3/28/2022	5,833	(2)	382,178
Bryan M. Ellis	7/18/2022	5,893	(2)	386,109
Deidre D. Toups	3/28/2022	5,333	(2)	349,418
(1)
Market value was determined based on an independent valuation report on the fair market value of the Company, pursuant to which the fair market value as of December 31, 2023 of the Company’s common stock was estimated to be $65.52 per share.
(2)
The RSUs vest on each of January 20, 2023, January 20, 2024 and January 20, 2025, provided generally that the NEO is still employed by us on each applicable vesting date. One third of the RSUs vested on January 20, 2023.
(3)
One third of the shares underlying Mr. Spexarth’s restricted stock award vest on each of April 1, 2022, June 2, 2023 and June 2, 2024, provided generally that Mr. Spexarth is still employed by us on each applicable vesting date.

Stock Vested in 2023

The following table presents information regarding the vesting of restricted stock awards and RSUs held by our NEOs during 2023.

	Stock Awards
Name	Number of Shares Acquired On Vesting (#)	Value Realized on Vesting ($) (1)
Michael Y. McGovern	26,458	1,487,469
Brian K. Moore	15,000	843,300
James W. Spexarth	18,696	1,051,089
Michael J. Delahoussaye	15,566	875,121
Bryan M. Ellis	2,947	165,680
Deidre D. Toups	15,316	861,066

(1)
The value realized on Mr. Spexarth’s grant of restricted shares that vested in June 2023 was computed by determining the fair market value per share on June 2, 2023 in accordance with ASC 718. The value realized on Mr. Spexarth’s and Ms. Toups’ grant of RSUs in 2021 was computed by determining the fair market value per share on January 7, 2023. The value realized on Mr. Delahoussaye’s RSUs granted in 2021 was computed by determining the fair market value per share on February 19, 2023. The value realized by Messrs. McGovern, Moore, Spexarth, Delahoussaye, and Ellis and Ms. Toups on the vesting of their RSUs granted in 2022 was computed by determining the fair market value per share on January 20, 2023 in accordance with ASC 718.

Pension Benefits

None of the NEOs participated in any defined benefit pension plans in 2023.

Nonqualified Deferred Compensation for 2023

Name	Aggregate Earnings in 2023	Aggregate Withdrawals/ Distributions	Aggregate Balance at 12/31/23
Brian K. Moore
SERP (1)	56,973	-	1,425,992
James W. Spexarth
NQDC Plan	39,664	-	531,090
SERP (1)	3,734	-	93,453
Deidre D. Toups
NQDC Plan	175,057	-	1,452,174
SERP (1)	16,050	-	401,731

(1)
Pursuant to the terms of the SERP, aggregate earnings for 2023 were calculated at a rate of interest equal to 4.15%, which was the after-tax long-term borrowing rate.

With regard to the NQDC Plan, participant accounts are treated as if invested in one or more investment vehicles selected by the participant. The annual rate of return for these funds for fiscal year 2023 was as follows:

Fund	One Year Total Return
Nationwide VIT Money Market V	4.80%
JPMorgan IT Core Bond 1	5.91%
Vanguard VIF Total Bond Mkt Idx	5.58%
Franklin Templeton VIP Global Bond 1	3.19%
MFS VIT Value Svc	7.63%
Fidelity VIP Index 500 Initial	26.19%
American Funds IS Growth 2	38.48%
JPMorgan IT Mid Cap Value 1	10.91%
Vanguard VIF Mid Cap Index	15.83%
Janus Henderson VIT Enterprise Svc	17.78%
DFA VA U.S. Targeted Value	20.03%
DWS Small Cap Index VIP A	16.76%
Vanguard VIF Small Co Gr	19.65%
Nationwide VIT International Index I	17.58%
Invesco VI EQV International Equity I	18.15%
MFS VIT II International Intrinsic Value Svc	17.37%
Vanguard VIF Real Estate Index	11.70%

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

•
Contributions: No SERP contributions were made in 2023 and no contributions are expected to be made in the future. SERP contributions have been discontinued since 2019.
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
•
Vesting: Participants are immediately 100% vested in their benefits under the NQDC Plan. No deferrals were elected for 2023.
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

Employment Agreements. Mr. Moore’s and Mr. Spexarth’s employment agreements each have an initial three-year term that automatically extends for an additional one-year term unless either party gives 60 days’ prior written notice of non-renewal before expiration of the then-current term. Mr. Delahoussaye’s and Ms. Toups’ employment agreements each have an initial two-year term that automatically extends for an additional one-year term unless either party gives 60 days’ prior written notice of non-renewal before expiration of the then-current term.

Mr. Ellis’ employment agreement has an initial two-year term that automatically extends for an additional one-year term unless either party gives 60 days’ prior written notice of non-renewal before expiration of the then-current term.

Executive Chairman Agreement for Mr. McGovern. The Executive Chairman Agreement has an initial one-year term with an automatic extension for an additional one-year term on the first anniversary of the effective date and each subsequent anniversary thereafter, unless either the Company or Mr. McGovern gives 60 days’ prior written notice of non-renewal before the next anniversary of the effective date.

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

Equity Awards

2021 Restricted Stock Awards

With respect to the restricted stock award granted to Mr. Spexarth in 2021, upon the termination of his employment by the Company without “cause” (as defined in the MIP), by Mr. Spexarth for “good reason” (defined in the MIP to have the same meaning as his employment agreement) or due to Mr. Spexarth’s “disability” (as defined in the MIP), Mr. Spexarth will vest in a pro rata portion of his unvested restricted stock. Such pro rata portion will be determined by dividing the number of days that elapsed from the vesting date immediately preceding Mr. Spexarth’s termination date (or, if none, the grant date) through the termination date by 365. In addition, Mr. Spexarth’s outstanding 2021 restricted stock award will become 100% vested upon his death or the occurrence of a “change in control” (as defined in the MIP) (subject to his continued employment immediately prior to such change in control).

2022 RSUs

The RSUs granted to Messrs. Moore, Spexarth, Delahoussaye, Ellis and Ms. Toups do not provide for any accelerated vesting in the event of a termination of the NEO’s employment. With respect to the RSUs granted to Mr. McGovern, in the event that Mr. McGovern’s employment is terminated by the Company without “cause” (excluding due to death or disability (as defined in the Executive Chairman Agreement)) or by Mr. McGovern for “good reason” (as defined in the Executive Chairman Agreement), subject to Mr. McGovern’s timely execution of a release of claims in favor of the Company and continued compliance with his restrictive covenants, the tranche of RSUs scheduled to vest on the next scheduled vesting date following the date of termination (i.e., one third (1/3rd)) will vest. In addition, Mr. McGovern’s RSU award will become 100% vested upon the occurrence of a change in control, subject to Mr. McGovern’s continued employment as of the date of such change in control. The RSU awards granted to the NEOs (other than Mr. McGovern) do not automatically vest upon a change in control.

The Retention Bonus Agreements provide that if a “change in control” (as defined in the MIP) occurs prior to September 15, 2025 or if the NEO’s employment is terminated by the Company without “cause” as defined in the MIP prior to September 15, 2025, then any unpaid portion of the Retention Bonus will accelerate and be payable to the NEO, less applicable tax withholding, on the consummation of such change in control or on the date of termination, as applicable, subject to, in the event of a change in control, the NEO’s continued employment through and including the consummation of such change in control

We do not provide excise tax gross ups under any employment agreement or equity award discussed above. Each of the employment agreements discussed above, as well as the Executive Chairman Agreement, provides for a “best net” approach in the event that severance and other payments and benefits result in “excess parachute payments” under Internal Revenue Code Section 280G. Under a “best net” approach, the NEO’s payments and benefits will be reduced to avoid triggering excise tax if the reduction would result in a greater after-tax amount for the NEO compared to the amount he or she would receive net of the excise tax if no reduction were made.

Except as otherwise noted, the following table quantifies the potential payments to our NEOs under their employment arrangements and equity awards discussed above and the SERP and the NQDC Plan, as described above, for various scenarios involving a change in control or termination of employment of each of our NEOs in such position at the end of the year, assuming a December 31, 2023 termination date and where applicable, using the estimated fair market value as of December 31, 2023 of $65.52 per share of our common stock. Excluded are benefits provided to all employees, such as accrued vacation and benefits provided by third parties under our life and other insurance policies. Also excluded are benefits our NEOs would receive upon termination of employment under our 401(k) plan.

Name	Termination without Cause	Resignation for Good Reason	Termination without Cause / for Good Reason in Connection with a Change of Control (1)	Change of Control Alone	Voluntary Termination	Death	Disability
Michael Y. McGovern
Severance Pay	$408,904	$408,904	$-	$-	$-	$-	$-
RSU Acceleration	1,733,528	1,733,528	1,733,528	3,467,100	-	-	-
COBRA Payments	-	-	-	-	-	-	-
Total	$2,142,432	$2,142,432	$1,733,528	$3,467,100	$-	$-	$-
Brian K. Moore
Severance Pay	$3,075,000	$3,075,000	$3,075,000	$-	$-	$-	$-
Prorated Bonus (at target)	787,500	787,500	787,500	-	-	-	-
SERP	1,425,992	1,425,992	1,425,992	-	1,425,992	1,425,992	1,425,992
Retention Bonus Acceleration	6,750,000	-	6,750,000	6,750,000	-	-	-
COBRA Payments	32,380	32,380	32,380	-	-	-	-
Total	$12,070,871	$5,320,871	$12,070,871	$6,750,000	$1,425,992	$1,425,992	$1,425,992
James W. Spexarth
Severance Pay	$1,530,000	$1,530,000	$1,530,000	$-	$-	$-	$-
Prorated Bonus (at target)	340,000	340,000	340,000	-	-	-	-
SERP	93,453	93,453	93,453	-	93,453	93,453	93,453
NQDC Plan	531,090	531,090	531,090	-	531,090	531,090	531,090
Restricted Stock Acceleration	160,454	160,454	160,454	276,254	-	276,254	160,454
Retention Bonus Acceleration	1,544,963	-	1,544,963	1,544,963	-	-	-
COBRA Payments	49,519	49,519	49,519	-	-	-	-
Total	$4,249,478	$2,704,516	$4,249,478	$1,821,217	$624,543	$900,797	$784,997
Michael J. Delahoussaye
Severance Pay	$682,500	$-	$1,365,000	$-	$-	$-	$-
Prorated Bonus (at target)	292,500	-	292,500	-	-	-	-
Retention Bonus Acceleration	1,312,500	-	1,312,500	1,312,500	-	-	-
COBRA Payments	24,948	-	49,896	49,896	-	-	-
Total	$2,312,448	$-	$3,019,896	$1,362,396	$-	$-	$-
Bryan M. Ellis
Severance Pay	$580,000	$-	$1,190,000	$-	$-	$-	$-
Prorated Bonus (at target)	255,000	-	255,000	-	-	-	-
Retention Bonus Acceleration	1,326,000	-	1,326,000	1,326,000	-	-	-
COBRA Payments	24,948	-	37,358	37,358	-	-	-
Total	$2,185,948	$-	$2,808,358	$1,363,358	$-	$-	$-
Deidre D. Toups
Severance Pay	$638,750	$-	$1,225,000	$-	$-	$-	$-
Prorated Bonus (at target)	273,750	-	273,750	-	-	-	-
SERP	401,731	401,731	401,731	-	401,731	401,731	401,731
NQDC Plan	1,452,174	1,452,174	1,452,174	-	1,452,174	1,452,174	1,452,174
Retention Bonus Acceleration	1,200,000	-	1,200,000	1,200,000	-	-	-
COBRA Payments	24,948	-	37,358	37,358	-	-	-
Total	$3,991,353	$1,853,905	$4,590,013	$1,237,358	$1,853,905	$1,853,905	$1,853,905

CEO Pay Ratio

The table below sets forth comparative information regarding (A) the 2023 annual total compensation of Mr. Moore and (B) the 2023 annual total compensation of the median employee.

CEO Pay Ratio
CEO 2023 Annual Total Compensation	$1,841,324
Median Employee 2023 Annual Total Compensation	76,027

Developments during 2023 required a review of the analysis to determine the median employee for comparison to determine the CEO pay ratio. The methodology used in identifying the 2023 median employee was substantially similar to prior period reviews. As we did for 2022, for 2023, no international employees were excluded under the 5% de minimis exception. We consistently applied the compensation measure of total taxable compensation which included base salary, overtime, bonuses paid in 2023, long-term incentives granted in 2023 and all other types of taxable compensation. In the analysis, all part-time and full-time U.S. and non-U.S. employees who were employed by us as of December 31, 2023 were included.

Approximately 2,292 part-time and full-time U.S. and non-U.S. employees (other than Mr. Moore), who were employed as of December 31, 2023, were included. December 31, 2023 was selected as the date to identify our median compensated employee. Given that we have global operations and employees located in many locations, pay and reporting systems and pay practices vary depending on the region. As a result, assumptions, adjustments and estimates were consistently applied to identify the annual total taxable compensation of the median compensated employee. International compensation was converted to USD for comparison purposes using conversion rates as of December 31, 2023. Based on the methodology described above, the median employee is an hourly operations employee who has worked for us for approximately a year and a half.

In 2023, the median employee earned an annual total compensation of $76,027. The 2023 annual total compensation for Mr. Moore was $1,841,324. This amount equals Mr. Moore’s total compensation as reported in the Summary Compensation Table. As a result, the pay ratio between our CEO’s annual total compensation and the median employee’s annual total compensation was 25:1 in 2023.

2023 Director Compensation

In 2023, the non-management directors received:

•
a retainer of $75,000;
•
an additional fee of $20,000 for the chair of the Audit Committee;
•
an additional fee of $15,000 or the chair of the Compensation Committee;

The table below summarizes the compensation for the year ended 2023 for non-management directors (regardless of when earned). All non-management directors were reimbursed for reasonable expenses incurred in attending Board and Board committee meetings.

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Joseph Citarrella (1)	$75,000	$-	$-	$75,000
Daniel E. Flores (2)	75,000	-	-	75,000
Julie J. Robertson	90,000	-	-	90,000
Krishna Shivram	95,000	-	-	95,000
Timothy J. Winfrey (3)	75,000	-	-	75,000

(1)
Compensation paid to Monarch Alternative Capital LP, and not to named director individually.
(2)
Compensation paid to GoldenTree Asset Management LP, and not to named director individually.
(3)
Mr. Winfrey resigned from the Board effective January 26, 2024.

Director cash compensation is paid quarterly. There were no additional equity awards to directors in 2023 given the multi-year vesting schedule of the 2021 grants which were intended to compensate the directors for a three year period of service. On January 26, 2024, the Board and the Compensation Committee of the Board approved accelerated vesting with respect to 4,891 and 3,790 outstanding restricted shares of the Company’s Class A common stock granted pursuant to restricted stock awards under the Company’s 2021 Management Incentive Plan to Mr. Winfrey and Ms. Robertson, respectively, that would otherwise vest on June 2, 2024. On March 6, 2024, the Board and the Compensation Committee of the Board approved accelerated vesting with respect to 3,693 outstanding restricted shares of the Company’s Class A common stock granted pursuant to restricted stock awards under the Company’s 2021 Management Incentive Plan to Mr. Shivram that would otherwise vest on June 2, 2024. In addition, on February 15, 2024 we purchased 14,763 vested shares of our Class A common stock for $65.52 per share from Mr. Winfrey following his resignation from the Board in January 2024. Director compensation is structured to attract and retain experienced and qualified directors. The compensation reflects the time commitment of the role as well as the qualifications of the directors. At the end of 2023, the aggregate number of restricted stock awards for each non-management director and the full grant date fair value of such equity award granted to each director computed in accordance with ASC 718 is as follows:

Name	Number of Unvested Restricted Stock Awards Outstanding as of December 31, 2023	Fair Value as of December 31, 2023
Julie J. Robertson	3,790	$248,343
Timothy J. Winfrey	4,891	320,458
Krishna Shivram	3,693	241,944

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	-	-	-
Equity Compensation Plans Not Approved by Security Holders	121,831		1,771,681
Total	121,831	-	1,771,681

(1)
Includes all shares underlying RSU and PSU awards as of December 31, 2023.
(2)
Column (b) does not take RSU or PSU awards into account.

Shares were issued under our MIP, discussed above. The Compensation Committee designates participants in the plan, determines the types of cash and share based awards authorized by the plan to be issued to participants, and determines the terms of the individual forms of awards granted under the MIP, among other things. Pursuant to the MIP, the Compensation Committee is authorized to grant awards with respect to an aggregate of 1,999,869 shares of Class A Common Stock.

Principal Stockholders

The following table shows the number of shares of our Class A Common Stock beneficially owned by holders as of March 7, 2024 known by us to beneficially own more than 5% of the outstanding shares of our common stock as well as our directors and executive officers.

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

	Class A Common Stock
Name and Address of Beneficial Owner	Number	Percentage
GoldenTree Asset Management LP (1) 300 Park Avenue, 21st Floor New York, New York 10022	9,586,613	47.5%
Monarch Energy Holdings (SE) LLC (2) 535 Madison Avenue New York, New York 10022	3,115,736	15.4%
Glendon Capital Management, L.P. (3) 2425 Olympic Boulevard, Suite 500 E Santa Monica, California 90404	1,804,808	8.9%
Madison Avenue Partners, LP (4) 150 E. 58th Street, Suite 1403 New York, New York 10155	1,235,568	6.1%
Ian S. Foster	-	-
Joseph Citarrella	-	-
Daniel E. Flores	-	-
Julie J. Robertson	11,371	(6)
Krishna Shivram	11,078	(6)
Michael Y. McGovern	68,219	(6)
Brian K. Moore	22,623	(6)
James W. Spexarth	22,444	(6)
Michael J. Delahoussaye	10,692	(6)
Bryan M. Ellis	4,272	(6)
Deidre D. Toups	12,662	(6)
All directors and named executive officers as a group	163,361	(6)
(1)
Includes 9,586,613 shares of Class A Common Stock held by certain funds and accounts managed or advised by GoldenTree Asset Management LP. GoldenTree Asset Management LP has sole voting power and sole power of disposition with respect to 9,586,613 shares of Class A Common Stock.

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
(5)
Based on 20,174,135 shares of our Class A Common Stock outstanding as of March 7, 2024.
(6)
Less than 1%

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

On February 15, 2024 we purchased 14,763 shares of our Class A Common Stock for $65.52 per share from Timothy J. Winfrey, a former director that resigned from the Board in January 2024. Because the purchase was from a former director, Audit Committee approval was not required by our practice described above; however, the purchase was unanimously approved by our directors.

Item 14. Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by our Independent Registered Public Accounting Firm for the audits of our annual financial statements for the years ended December 31, 2023, 2022 and 2021, and fees billed for other services rendered. Our Independent Registered Public Accounting Firm for the years ended December 31, 2023 and 2022 and 2021 was PricewaterhouseCoopers LLP.

	Fiscal Year Ended December 31
	2023	2022	2021

Audit Fees (1)	$2,650	$2,700	$3,100
Audit-Related Fees (2)	9	3	3
Tax Fees (3)	371	241	29
All Other Fees	-	-	-

(1)
Audit fees were for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.
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

3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on December 20, 2023 (File No. 001-34037)).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on December 20, 2023 (File No. 001-34037)).
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
10.33

Fifth Amendment and Waiver to Credit Agreement, dated as of May 8, 2023 by and among SESI, L.L.C., SESI Holdings, Inc., the subsidiary guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and lender, and certain other financial institutions and other parties there as lenders (incorporated by reference to Exhibit 10.1 of Superior Energy Services, Inc.’s Current Report on Form 8-K, filed on May 12, 2023 (File No. 001-34037)).

10.34

Amended and Restated Credit Agreement, dated December 6, 2023, by and among Superior Energy Services, Inc., certain subsidiaries of Superior Energy Services, Inc., SESI, L.L.C., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of Superior Energy Services, Inc.’s Current Report on Form 8-K, filed on December 8, 2023 (File No. 001-34037)).

10.35*

First Amendment to Amended and Restated Credit Agreement, dated February 6, 2024, by and among Superior Energy Services, Inc., certain subsidiaries of Superior Energy Services, Inc., SESI, L.L.C., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto.

10.36

Stockholders Agreement, dated as of February 2, 2021, among Superior Energy Services, Inc., each stockholder who is deemed a party thereto pursuant to the Plan and any other stockholder who thereafter becomes a party thereto (incorporated herein by reference to Exhibit 10.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 3, 2021 (File No. 001-34037)).

10.37

First Amendment to the Stockholders Agreement by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed June 14, 2021 (File No. 001-34037)).

10.38

Second Amendment to the Stockholders Agreement by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed June 14, 2021 (File No. 001-34037)).

10.39

Third Amendment to the Stockholders Agreement by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed July 21, 2021 (File No. 001-34037)).

10.40

Fourth Amendment to the Stockholders Agreement, dated as of November 15, 2021, by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of Superior Energy Services, Inc.’s Current Report on Form 8-K, filed on November 15, 2021 (File No. 001-34037)).

10.41

Fifth Amendment to the Stockholders Agreement, dated as of February 9, 2022, by and among Superior Energy Services, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 of Superior Energy Services, Inc.’s Current Report on Form 8-K, filed on February 11, 2022 (File No. 001-34037)).

10.42^	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.4 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on February 3, 2021 (File No. 001-34037)).
10.43^	2021 Management Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-34037)).
10.44^

Form of Employee Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-34037)).

10.45^

Form of Director Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on June 4, 2021 (File No. 001-34037)).

10.46^

Transition and Retirement Agreement between A. Patrick Bernard and Superior Energy Services, Inc., dated September 9, 2021 (incorporated by reference to Exhibit 10.1 to Superior Energy Services, Inc.'s Form 8-K filed on September 13, 2021 (File No. 001-34037)).

10.47^

Waiver and Release, dated as of March 21, 2021, between Westervelt Ballard and Superior Energy Services, Inc. (incorporated by reference to Exhibit 10.4 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021(File No. 001-34037)).

10.48^

Waiver and Release, dated as of March 22, 2021, between David D. Dunlap and Superior Energy Services, Inc. (incorporated by reference to Exhibit 10.5 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021(File No. 001-34037)).

10.49^

Transition Agreement, dated as of April 21, 2021, between William B. Masters and Superior Energy Services, Inc.(incorporated by reference to Exhibit 10.6to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-34037)).

10.50^	Form of Employee Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Form 8-K filed on November 30, 2021 (File No. 001-34037)).
10.51^

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

10.53^

Employment Agreement, dated as of March 28, 2022 between Superior Energy Services, Inc. and Mike Delahoussaye (incorporated by reference to Exhibit 10.4 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-34037)).

10.54^

Employment Agreement, dated as of March 28, 2022 between Superior Energy Services, Inc. and Deidre Toups (incorporated by reference to Exhibit 10.4 to Superior Energy Services, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-34037)).

10.55^

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

10.57^

Form of Employee Restricted Stock Unit Award Agreement (Applicable Corporate Transaction) (incorporated by reference to Exhibit 10.3 of Superior Energy Services, Inc.'s Current Report on Form 8-K, filed on March 31, 2022 (File No. 001-34037)).

10.58^

Form of Employee Performance Stock Unit Award Agreement (Applicable Corporate Transaction) (incorporated by reference to Exhibit 10.4 of Superior Energy Services, Inc.'s Current Report on Form 8-K, filed on March 31, 2022 (File No. 001-34037)).

10.59^

Executive Chairman Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on July 18, 2022 (File No. 001-34037)).

10.60^	Executive Chairman Agreement (incorporated by reference to Exhibit 10.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on July 18, 2022 (File No. 001-34037)).
10.61^*	Amendment to 2021 Management Incentive Plan, dated as of December 15, 2023.
10.62^*	Retention Bonus Agreement, dated as of December 15, 2023, between the Company and Brian K. Moore.
10.63^*	Retention Bonus Agreement, dated as of December 15, 2023, between the Company and James W. Spexarth.
10.64^*	Retention Bonus Agreement, dated as of December 15, 2023, between the Company and Michael J. Delahoussaye.
10.65^*	Retention Bonus Agreement, dated as of December 15, 2023, between the Company and Deidre D. Toups.
10.66^*	Retention Bonus Agreement, dated as of December 15, 2023, between the Company and Bryan M. Ellis.
10.67^*	Employment Agreement, dated as of July 18, 2022 between Superior Energy Services, Inc. and Bryan M. Ellis
14.1

Our Shared Core Values at Work (Code of Conduct) (incorporated herein by reference to Exhibit 14.1 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed on February 21, 2019 (File No. 001-34037)).

16.1	KPMG letter to the SEC, dated July 27, 2021 (incorporated herein by reference to Exhibit 16.1 to Superior Energy Services, Inc.’s Form 8-K filed on July 27, 2021 (File No. 001-34037)).
21.1*	Subsidiaries of Superior Energy Services, Inc.
31.1*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.
32.2*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herein

^ Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

Date: March 7, 2024
	By:	/s/ Brian K. Moore
Brian K. Moore

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

s/ Brian K. Moore	President and Chief Executive Officer	March 7, 2024
Brian K. Moore	(Principal Executive Officer)

/s/ James W. Spexarth. James W. Spexarth	Executive Vice President, Chief Financial Officer & Treasurer (Principal Accounting and Financial Officer)	March 7, 2024

/s/ Michael Y. McGovern	Executive Chairman of the Board	March 7, 2024
Michael Y. McGovern

/s/ Joseph Citarrella	Director	March 7, 2024
Joseph Citarrella

/s/ Daniel E. Flores	Director	March 7, 2024
Daniel E. Flores

/s/ Julie J. Robertson	Director	March 7, 2024
Julie J. Robertson

/s/ Krishna Shivram	Director	March 7, 2024
Krishna Shivram

/s/ Ian S. Foster	Director	March 7, 2024
Ian S. Foster