Form 10-Q
period 2024-03-31
SUPERIOR ENERGY SERVICES INC
filed 2024-05-01
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant’s Class A common stock outstanding on May 1, 2024 was 20,174,135

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (the “Form 10-Q”) and other documents filed by us with the Securities and Exchange Commission (the “SEC”) contain, and future oral or written statements or press releases by us may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “will,” “estimates,” and variations of such words and similar expressions identify forward-looking statements, although not all forward looking statements contain these identifying words. All statements, other than statements of historical fact, included in this Form 10-Q or other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management based on their experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

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
•
cost and availability of insurance
•
claims, litigation or other proceedings that require cash payments or could impair financial condition;
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

These risks and other uncertainties related to our business are described in detail in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). We undertake no obligation to update any of our forward-looking statements in this Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$237,845	$391,684
Accounts receivable, net	243,416	276,868
Inventory	69,095	74,995
Income taxes receivable	10,424	10,542
Prepaid expenses	20,562	18,614
Other current assets	7,194	7,922
Total current assets	588,536	780,625
Property, plant and equipment, net	308,280	294,960
Note receivable	70,214	69,005
Restricted cash	57,711	85,444
Deferred tax assets	61,130	67,241
Other assets, net	42,304	43,718
Total assets	$1,128,175	$1,340,993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$42,949	$38,214
Accrued expenses	95,431	103,782
Income taxes payable	24,596	20,220
Decommissioning liability	21,631	21,631
Total current liabilities	184,607	183,847
Decommissioning liability	150,733	148,652
Deferred tax liabilities	4,564	6,138
Other liabilities	40,744	41,445
Total liabilities	380,648	380,082

Stockholders’ equity:
Common stock $0.01 par value; 52,000 shares authorized; 20,174 shares and 20,151 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	202	202
Additional paid-in capital	910,527	911,388
Retained (deficit) earnings	(163,202)	49,321
Total stockholders’ equity	747,527	960,911
Total liabilities and stockholders’ equity	$1,128,175	$1,340,993

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Revenues:
Services	$73,337	$93,290
Rentals	81,090	85,610
Product sales	54,207	41,237
Total revenues	208,634	220,137
Cost of revenues:
Services	46,489	65,079
Rentals	31,603	29,048
Product sales	28,547	23,594
Total cost of revenues (exclusive of items shown separately below)	106,639	117,721
Depreciation, depletion, amortization and accretion:
Services	5,752	7,295
Rentals	6,359	6,694
Product sales	8,336	6,150
Total depreciation, depletion, amortization and accretion	20,447	20,139
General and administrative expenses	34,975	30,990
Restructuring and transaction expenses	-	1,983
Other gains, net	(1,082)	(1,398)
Income from operations	47,655	50,702
Other income (expense):
Interest income, net	6,840	5,439
Other expense, net	(1,813)	(2,152)
Income from continuing operations before income taxes	52,682	53,989
Income tax expense	(14,787)	(24,065)
Net income from continuing operations	37,895	29,924
Income from discontinued operations, net of tax	-	289
Net income	$37,895	$30,213

Income per share - basic and diluted:
Net income from continuing operations	$1.88	$1.49
Income from discontinued operations, net of tax	-	0.01
Net income	$1.88	$1.50

Weighted-average shares outstanding
Basic	20,162	20,107
Diluted	20,180	20,131

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

(unaudited)

					Additional
	Common Stock				paid-in
	Class A		Class B		capital		Accumulated
	Shares	Amount	Shares	Amount	Class A	Class B	deficit	Total

Balances, December 31, 2022	19,999	$200	80	$1	$902,486	$5,896	$(125,699)	$782,884
Net income	-	-	-	-	-	-	175,020	175,020
Stock-based compensation expense, net	-	-	-	-	-	4,123	-	4,123
Restricted stock units vested	-	-	91	1	-	(1)	-	-
Share withheld and retired	-	-	(19)	-	-	(1,116)	-	(1,116)
Shares placed in treasury	152	2	(152)	(2)	8,902	(8,902)	-	-
Balances, December 31, 2023	20,151	202	-	-	911,388	-	49,321	960,911
Net income	-	-	-	-	-	-	37,895	37,895
Cash dividends ($12.38 per share)	-	-	-	-	-	-	(250,418)	(250,418)
Shares repurchased	(15)	-			(961)			(961)
Restricted stock units vested	53	-	-	-	-	-	-	-
Shares withheld and retired	(15)	-	-	-	(1,005)	-	-	(1,005)
Stock-based compensation expense, net	-	-	-	-	1,105	-	-	1,105
Balances, March 31, 2024	20,174	$202	-	$-	$910,527	$-	$(163,202)	$747,527

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$37,895	$30,213
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion, amortization and accretion	20,447	20,139
Deferred income taxes	4,538	15,677
Stock based compensation expense	1,105	1,052
Other gains, net	(1,083)	(2,225)
Other reconciling items, net	(1,755)	(105)
Changes in operating assets and liabilities	27,747	8,502
Net cash from operating activities	88,894	73,253
Cash flows from investing activities:
Payments for capital expenditures	(20,698)	(18,086)
Proceeds from sales of assets	2,616	11,569
Net cash from investing activities	(18,082)	(6,517)
Cash flows from financing activities:
Distributions to shareholders	(250,417)	-
Repurchase of shares	(962)	-
Tax withholdings for vested restricted stock units	(1,005)	(1,116)
Net cash from financing activities	(252,384)	(1,116)
Net change in cash, cash equivalents, and restricted cash	(181,572)	65,620
Cash, cash equivalents, and restricted cash at beginning of period	477,128	339,107
Cash, cash equivalents, and restricted cash at end of period	$295,556	$404,727

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

As used herein, “we,” “us,” “our” and similar terms refer to Superior Energy Services, Inc. and its consolidated subsidiaries, unless otherwise specifically stated.

These financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in our Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair statement of our financial position as of March 31, 2024, our results of operations and cash flows for the three months ended March 31, 2024 and 2023. The balance sheet as of December 31, 2023, was derived from our audited annual financial statements.

(2) Revenue and Accounts Receivable

Disaggregation of Revenue

The following table presents our revenues by segment disaggregated by geography:

	For the Three Months Ended
	March 31,
	2024	2023
U.S. land
Rentals	$39,006	$45,133
Well Services	7,466	6,355
Total U.S. land	46,472	51,488

U.S. offshore
Rentals	37,251	35,670
Well Services	28,872	16,321
Total U.S. offshore	66,123	51,991

International
Rentals	31,834	28,018
Well Services	64,205	88,640
Total International	96,039	116,658
Total Revenues	$208,634	$220,137

The following table presents our revenues by segment disaggregated by type:

	For the Three Months Ended
	March 31,
	2024	2023
Services
Rentals	$20,650	$17,145
Well Services	52,687	76,145
Total Services	73,337	93,290

Rentals
Rentals	76,073	82,075
Well Services	5,017	3,535
Total Rentals	81,090	85,610

Product Sales
Rentals	11,368	9,601
Well Services	42,839	31,636
Total Product Sales	54,207	41,237
Total Revenues	$208,634	$220,137

Accounts Receivable, net

Our allowance for credit losses as of March 31, 2024 and December 31, 2023 was approximately $6.0 million and $6.3 million, respectively.

(3) Inventory

The components of inventory are as follows:

	March 31, 2024	December 31, 2023
Finished goods	$36,046	$41,082
Raw materials	8,489	10,379
Work-in-process	8,804	8,025
Supplies and consumables	15,756	15,509
Total	$69,095	$74,995

Finished goods inventory includes component parts awaiting assembly of approximately $21.7 million and $25.0 million as of March 31, 2024 and December 31, 2023, respectively.

(4) Decommissioning Liability

The following table summarizes our net decommissioning liability:

	March 31, 2024	December 31, 2023
Wells	$97,633	$96,603
Platform	74,731	73,680
Total decommissioning liability	172,364	170,283
Note receivable	(70,214)	(69,005)
Total decommissioning liability, net of note receivable	$102,150	$101,278

Accretion expense for the three months ended March 31, 2024 and 2023 was $2.5 million and $2.3 million, respectively.

(5) Note Receivable

Our note receivable consists of a commitment from the seller of our oil and gas property for costs associated with abandonment. Pursuant to an agreement with the seller, we will invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of the seller's obligation to us is $108.4 million and is recorded at its present value, which totaled $70.2 million as of March 31, 2024.

The discount on the note receivable is currently based on an effective interest rate of 7.2% and is amortized to interest income over the expected timing of the completion of the decommissioning activities, which are expected to be completed during the second quarter of 2030. Interest is paid in kind and is compounded into the carrying amount of the note.

Non-cash interest income related to the note receivable for the three months ended March 31, 2024 and 2023 was $1.2 million and $1.0 million, respectively and is included in other reconciling items, net in the Condensed Consolidated Statements of Cash Flows.

(6) Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is as follows:

	March 31, 2024	December 31, 2023
Machinery and equipment	$441,839	$422,071
Buildings, improvements and leasehold improvements	66,432	66,746
Vehicles	8,045	8,106
Furniture and fixtures	22,857	22,746
Construction-in-progress	15,551	8,195
Land	26,644	25,654
Oil and gas producing assets	29,323	28,984
Total	610,691	582,502
Accumulated depreciation and depletion	(302,411)	(287,542)
Property, plant and equipment, net	$308,280	$294,960

A summary of depreciation and depletion expense associated with our property, plant and equipment is as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Depreciation	$16,134	$16,979
Depletion	1,572	585
Total depreciation and depletion	$17,706	$17,564

(7) Debt

In December 2023, we entered into an Amended and Restated Credit Agreement providing for up to a $140.0 million asset based secured revolving Credit Facility (the “Credit Facility”), which includes a sub-facility for financial letters of credit in an amount up to $40.0 million. The issuance of letters of credit will reduce availability under the Credit Facility dollar-for-dollar.

As of March 31, 2024, our borrowing base, as defined in the Credit Agreement, was approximately $120.9 million, and we had $36.7 million in letters of credit outstanding which reduced the borrowing availability to $84.2 million. At March 31, 2024, we had no outstanding borrowings under the Credit Facility and were in compliance with all required covenants.

(8) Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024	December 31, 2023
Non-qualified deferred compensation assets and liabilities
Other assets, net	$15,592	$17,079
Accrued expenses	1,680	1,797
Other liabilities	14,397	15,589

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

(9) Other Expense, Net

A summary of other expense, net is as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Foreign currency losses	$(1,674)	$(1,833)
Other, net	(139)	(319)
Other expense, net	$(1,813)	$(2,152)

Gains and losses on foreign currencies are primarily related to our operations in Argentina and Brazil.

(10) Segment Information

Summarized financial information for our segments is as follows:

For the Three Months Ended March 31, 2024		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$108,091	$100,543	$-	$208,634
Cost of revenues (exclusive of items shown separately below)	37,766	68,873	-	106,639
Depreciation, depletion, amortization and accretion	11,810	8,131	506	20,447
General and administrative expenses	7,192	11,327	16,456	34,975
Restructuring expenses	-	-	-	-
Other (gains) and losses, net	112	(1,180)	(14)	(1,082)
Income (loss) from operations	$51,211	$13,392	$(16,948)	$47,655

For the Three Months Ended March 31, 2023		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$108,821	$111,316	$-	$220,137
Cost of revenues (exclusive of items shown separately below)	36,468	81,253	-	117,721
Depreciation, depletion, amortization and accretion	12,168	7,077	894	20,139
General and administrative expenses	7,202	11,499	12,289	30,990
Restructuring expenses	-	-	1,983	1,983
Other gains, net	(31)	(1,367)	-	(1,398)
Income (loss) from operations	$53,014	$12,854	$(15,166)	$50,702

Identifiable Assets

		Well	Corporate	Consolidated
	Rentals	Services	and Other	Total
March 31, 2024	$490,441	$473,605	$164,129	$1,128,175
December 31, 2023	553,706	597,438	189,849	1,340,993

(11) Stock-Based Compensation Plans

We have a Management Incentive Plan (“MIP”), which provides the issuance of up to 1,999,869 shares of our Class A common stock, par value $0.01 per share (the “Class A Common Stock”) for the grant of share-based and cash-based awards.

As of December 31, 2023, we had 121,831 unvested awards granted under the MIP. During the three months ended March 31, 2024, 53,422 awards vested. Stock-based compensation expense totaled $1.1 million for both the three months ended March 31, 2024 and 2023. The unamortized grant date fair value of unvested awards as of March 31, 2024 was $2.9 million.

(12) Equity and Earnings per Share

Dividend

In the first quarter of 2024, we paid a special cash dividend of $12.38 per share on our outstanding Class A Common Stock totaling $250.4 million, which includes dividend equivalent payments to holders of unvested RSUs of $0.7 million.

Share Repurchases

In the first quarter of 2024, we purchased 14,673 shares of our Class A Common Stock totaling approximately $1.0 million from a former Board member. Upon repurchase, the repurchased shares were canceled.

Earnings per Share

The following table presents the reconciliation between the weighted average number of shares for basic and diluted earnings per share:

	For the Three Months Ended
	March 31,
	2024	2023
Weighted-average shares outstanding - basic	20,162	20,107
Potentially dilutive stock awards and units	18	24
Weighted-average shares outstanding - diluted	20,180	20,131

(13) Income Taxes

The effective tax rate for the three months ended March 31, 2024 and 2023 was 28.1% and 44.6%, respectively. The effective tax rate for both periods was impacted by non-deductible items and foreign tax rates that differ from the U.S. federal statutory rate of 21.0%. Additionally, the effective tax rate for the three months ended March 31, 2024 was impacted by current year foreign tax credits.

The effective tax rate for the three months ended March 31, 2023 was unfavorably impacted by the identification of an error in the tax provision for the year ended December 31, 2022 pertaining to certain net operating loss carryforwards that should have been eliminated as part of a worthless stock deduction taken in the fourth quarter of 2022. As such, we recognized an additional income tax expense of $7.6 million during the three months ended March 31, 2023 with a corresponding decrease to deferred tax assets to correct this immaterial misstatement. Management has determined that this misstatement was not material to any of its previously issued financial statements.

The Organization for Economic Co-operation and Development reached agreement on Pillar Two Model Rules (“Pillar Two”) to implement a minimum 15.0% tax rate on certain multinational companies. Participating countries are in various stages of proposing and enacting tax laws to implement the Pillar Two framework. We determined these rules did not have a material impact on our taxes for the three months ended March 31, 2024 and will continue to evaluate the impact of these proposals and legislative changes as new guidance emerges.

We had approximately $77.6 million in gross US foreign tax credit deferred tax assets with a valuation allowance of $50.0 million against them as of December 31, 2023. We continue to evaluate the realizability of our U.S. foreign tax credit carryforwards and may have additional valuation allowance releases in future periods if we achieve positive cumulative income results of appropriate character and timing that provide sufficient positive evidence to do so.

We had unrecognized tax benefits of $4.2 million as of March 31, 2024 and $4.1 million as of December 31, 2023, all of which would impact our effective tax rate if recognized. It is reasonably possible that $1.0 million of unrecognized tax benefits could be settled in the next twelve-month period due to the conclusion of tax audits or due to the expiration of statute of limitations. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

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

(15) Supplemental Cash Flow Information

The table below is a reconciliation of cash, cash equivalents and restricted cash as of the beginning and the end of the periods presented:

	For the Three Months Ended
	March 31,
	2024	2023
Cash and cash equivalents	$391,684	$258,999
Restricted cash-non-current	85,444	80,108
Cash, cash equivalents, and restricted cash, beginning of period	$477,128	$339,107

Cash and cash equivalents	$237,845	$324,128
Restricted cash-non-current	57,711	80,599
Cash, cash equivalents, and restricted cash, end of period	$295,556	$404,727

Accrued capital expenditures totaled $18.0 million and $13.8 million as of March 31, 2024 and 2023, respectively.

Additionally, during the three months ended March 31, 2023, gains recognized on the disposition of assets classified as discontinued operations totaled $0.8 million, and proceeds from these dispositions totaled $8.7 million.

Changes in operating accounts on cash flows from operating activities are as follows (in thousands):

	For the Three Months Ended
	March 31,
	2024	2023
Accounts receivable, net	$33,771	$20,793
Inventory	5,900	(7,655)
Prepaid expenses and other current assets	(1,220)	(2,521)
Accounts payable	(8,388)	1,963
Accrued expenses	(8,821)	(8,045)
Income taxes	4,494	2,641
Other, net	2,011	1,326
Changes in operating assets and liabilities	$27,747	$8,502

(16) New Accounting Pronouncements

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

Our portfolio of companies operates in two segments, Rentals and Well Services, to provide highly specialized solutions to the upstream oil and gas industry.

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

Industry Trends

The oil and gas industry is both cyclical and seasonal. The level of spending in the energy industry is heavily influenced by the current and expected future prices of oil and natural gas. Changes in customer spending results in an increased or decreased demand for our services and products.

Our financial performance is significantly affected by rig count, which is an indicator of the level of spending by oil and gas companies. The following table summarizes rig counts in the U.S. land, U.S. offshore and International markets as well as prices of oil and natural gas.

	Three Months Ended
	March 31,	December 31,
	2024	2023	% Change
Worldwide Rig Count (1)
U.S.:
Land	602	601	0.2%
Offshore	21	21	0.0%
Total	623	622	0.2%
International (2)	965	958	0.7%
Worldwide Total	1,588	1,580	0.5%

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$77.50	$80.54	(3.8%)
Natural Gas (Henry Hub)	$2.13	$2.74	(22.3%)

(1)
Estimate of drilling activity as measure by the average active drilling rigs based on Baker Hughes Co. rig count information
(2)
Excludes Canadian rig count

Comparison of the Results of Operations for the Three Months Ended March 31, 2024 and December 31, 2023

We reported net income from continuing operations for the three months ended March 31, 2024 (the “Current Quarter”) of $37.9 million on revenue of $208.6 million. This compares to a net income from continuing operations for the three months ended December 31, 2023 (the “Prior Quarter”) of $44.6 million on revenues of $244.4 million.

	Three Months Ended		Change
	March 31,	December 31,
	2024	2023	$	%
Revenues
Rentals	$108,091	$117,816	$(9,725)	(8.3%)
Well Services	100,543	126,609	(26,066)	(20.6%)
Total revenues	208,634	244,425	(35,791)
Cost of revenues
Rentals	37,766	40,577	(2,811)	(6.9%)
Well Services	68,873	85,230	(16,357)	(19.2%)
Total cost of revenues (exclusive of items shown separately below)	106,639	125,807	(19,168)
Depreciation, depletion, amortization and accretion	20,447	19,818	629	3.2%
General and administrative expenses	34,975	33,403	1,572	4.7%
Restructuring and transaction expenses	-	1,311	(1,311)	(100.0%)
Other gains, net	(1,082)	(1,125)	43	(3.8%)
Income from operations	47,655	65,211	(17,556)
Other income (expense):
Interest income, net	6,840	7,180	(340)	(4.7%)
Loss on Blue Chip Swap Securities	-	(7,736)	7,736	(100.0%)
Other expense, net	(1,813)	(4,883)	3,070	(62.9%)
Income from continuing operations before income taxes	52,682	59,772	(7,090)
Income tax expense	(14,787)	(15,126)	339	(2.2%)
Net income from continuing operations	37,895	44,646	(6,751)
Income from discontinued operations, net of tax	-	18	(18)	(100.0%)
Net income	$37,895	$44,664	$(6,769)

Revenues and Cost of Revenues

Current Quarter revenues from our Rentals segment of $108.1 million decreased $9.7 million from the Prior Quarter. Cost of revenues decreased $2.8 million, or 6.9%, in the Current Quarter as compared to the Prior Quarter. Changes in revenues and cost of revenues are attributable to decreased revenue across all rental product service lines, which include our premium drill pipe, accommodations and bottom hole assemblies. Lower rental revenues were mainly attributable to a decline in in our U.S. offshore market operations. Additionally, decreased commodity prices contributed to a slightly decreased gross margin of 65.1% for the Current Quarter as compared to 65.6% in the Prior Quarter.

Revenues from our Well Services segment in the Current Quarter decreased $26.1 million, or 20.6%, from the Prior Quarter. Cost of revenues decreased $16.4 million, or 19.2%, in the Current Quarter as compared to the Prior Quarter. While well service revenue decreased across all product lines, the decrease in revenue and cost of revenue was primarily driven by declines in our completion services business unit in the U.S. offshore market. As a result of this and in combination with lower commodity prices, gross margin for the Current Quarter also decreased to 31.5% as compared to 32.7% for the Prior Quarter.

General and Administrative Expenses

General and administrative expenses for the Current Quarter increased $1.6 million, or 4.7%, as compared to the Prior Quarter. The increase is primarily related to an increase in employee related costs, which were impacted by annual compensation increases in the Current Quarter.

Restructuring and transaction expenses

Restructuring and transaction expenses relate to charges recorded as part of our strategic efforts in the Prior Quarter to reconfigure our organization both operationally and financially. Restructuring and transaction expense decreased $1.3 million as compared to the Prior Quarter.

Loss on Blue Chip Swap Securities

During the Prior Quarter, we utilized an indirect foreign mechanism known as a Blue Chip Swap (“BCS”) to remit approximately $4.3 million U.S. dollars from Argentina through the purchase and sale of BCS securities. These transactions resulted in a net loss of $7.7 million during the Prior Quarter.

Other expense, net

Other expense, net primarily relate to re-measurement losses associated with our foreign currencies, which totaled $1.7 million and $4.6 million for the Current Quarter and Prior Quarter, respectively. Losses on foreign currencies during both periods were primarily related to our operations in Argentina and Brazil.

Income Taxes

The effective tax rate for the Current Quarter and Prior Quarter was 28.1% and 25.3%, respectively. The effective tax rate for both periods was impacted by non-deductible items and foreign tax rates that differ from the U.S. federal statutory rate of 21.0%. The Current Quarter was also impacted by current year foreign tax credits and the Prior Quarter was impacted by the BCS transactions.

We had unrecognized tax benefits of $4.2 million as of March 31, 2024 and $4.1 million as of December 31, 2023, all of which would impact our effective tax rate if recognized. It is reasonably possible that $1.0 million of unrecognized tax benefits could be settled in the next twelve-month period due to the conclusion of tax audits or due to the expiration of statute of limitations.

Liquidity and Capital Resources

Our financial performance and cash flows depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Certain sources and uses of cash, such as our level of discretionary capital expenditures and divestitures of non-core assets, are within our control and are adjusted as necessary based on market conditions.

Financial Condition and Liquidity

Our primary sources of liquidity have been cash and cash equivalents, cash generated from our operations and asset sales, and availability under our Credit Facility. As of March 31, 2024, we had cash, cash equivalents and restricted cash of $295.6 million. During the three months ended March 31, 2024 net cash provided by operating activities was $88.9 million, and we received $2.6 million in cash proceeds from the sale of assets. The primary uses of liquidity are to provide support for our operations and capital expenditures. Cash paid for capital expenditures during the three months ended March 31, 2024 totaled $20.7 million. Additionally, during the three months ended March 31, 2024, we paid a special cash dividend totaling $250.4 million to holders of our outstanding Class A Common Stock.

The energy industry faces growing negative sentiment in the market which may affect our ability to access capital on terms favorable to us. While we have confidence in the level of support from our lenders, this negative sentiment in the energy industry has not only impacted our customers in the U.S., but also affected the availability and pricing for most credit lines extended to participants in the energy industry. From time to time, we may enter into transactions to dispose of businesses or capital assets that no longer fit our long-term strategy.

Debt Instruments

In December 2023, we entered into an Amended and Restated Credit Agreement providing for up to a $140.0 million asset based secured revolving Credit Facility (the “Credit Facility”), which includes a sub-facility for financial letters of credit in an amount up to $40.0 million. The issuance of letters of credit will reduce availability under the Credit Facility dollar-for-dollar.

As of March 31, 2024, our borrowing base, as defined in the Credit Agreement, was approximately $120.9 million, and we had $36.7 million in letters of credit outstanding which reduced the borrowing availability to $84.2 million. At March 31, 2024, we had no outstanding borrowings under the Credit Facility and were in compliance with all required covenants.

Other Matters

Critical Accounting Policies and Estimates

There have been no changes to the critical accounting policies reported in the Form 10-K that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements included in this Form 10-Q. Please refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with foreign currency fluctuations and changes in commodity prices.

Foreign Currency Exchange Rates Risk

While we continue to be exposed to foreign currency exchange rates, we currently do not hold derivatives for trading purposes. When we believe it is prudent, we may enter into forward foreign exchange contracts to hedge the impact of foreign currency fluctuations.

Commodity Price Risk

Our revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas. Lower prices reduce the amount of oil and gas that can economically be produced.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, the disclosure controls and procedures provide reasonable assurance that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of March 31, 2024 were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As of March 31, 2024, there have been no material changes in risk factors previously disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	-	$-	-	$-
February 1, 2024 - February 28, 2024	14,673	65.52	-	-
March 1, 2024 - March 31, 2024	-	-	-	-
Total	14,673	$65.52	-	-

(1)  On February 15, 2024, we purchased 14,673 shares of our Class A Common Stock totaling approximately $1.0 million from Timothy J. Winfrey following his resignation from the Board in January 2024. Upon repurchase, the repurchased shares were canceled.

Item 6. Exhibits

Exhibit No.	Description
3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on December 30, 2023 (File No. 001-34037)).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on December 20, 2023 (File No. 001-34037)).
10.1

First Amendment to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.35 to Superior Energy Services, Inc.’s Annual Report on Form 10-K filed on March 8, 2024 (File No. 001-34037)).

10.2	Sixth Amendment to the Stockholders Agreement (incorporated by reference to Exhibit 10.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on March 20, 2024 (File No. 001-34037))
31.1*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.
32.2*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

(Registrant)

Date:	May 1, 2024	By:	/s/ Brian K. Moore
Brian K. Moore
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ James W. Spexarth
James W. Spexarth
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

`