Form 10-Q
period 2024-06-30
SUPERIOR ENERGY SERVICES INC
filed 2024-08-14
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant’s Class A common stock outstanding on August 12, 2024 was 20,174,135.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (the “Form 10-Q”) and other documents filed by us with the Securities and Exchange Commission (the “SEC”) contain, and future oral or written statements or press releases by us may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “will,” “estimates,” “could,” “may,” and variations of such words and similar expressions identify forward-looking statements, although not all forward looking statements contain these identifying words. All statements, other than statements of historical fact, included in this Form 10-Q or other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management based on their experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$281,254	$391,684
Accounts receivable, net	219,488	276,868
Inventory	66,267	74,995
Income taxes receivable	12,776	10,542
Prepaid expenses	25,716	18,614
Other current assets	7,148	7,922
Total current assets	612,649	780,625
Property, plant and equipment, net	309,994	294,960
Note receivable	71,443	69,005
Restricted cash	54,003	85,444
Deferred tax assets	55,790	67,241
Other assets, net	42,114	43,718
Total assets	$1,145,993	$1,340,993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$38,515	$38,214
Accrued expenses	93,786	103,782
Income taxes payable	19,841	20,220
Decommissioning liability	27,485	21,631
Total current liabilities	179,627	183,847
Decommissioning liability	147,284	148,652
Other liabilities	39,790	47,583
Total liabilities	366,701	380,082

Stockholders’ equity:
Common stock $0.01 par value; 52,000 shares authorized; 20,174 shares and 20,151 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	202	202
Additional paid-in capital	910,933	911,388
Retained (deficit) earnings	(131,843)	49,321
Total stockholders’ equity	779,292	960,911
Total liabilities and stockholders’ equity	$1,145,993	$1,340,993

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Services	$81,687	$106,130	$155,024	$199,420
Rentals	76,331	85,361	157,421	170,971
Product sales	43,063	52,982	97,270	94,219
Total revenues	201,081	244,473	409,715	464,610
Cost of revenues:
Services	51,652	58,940	98,141	124,019
Rentals	32,321	30,314	63,924	59,362
Product sales	24,295	31,500	52,842	55,094
Total cost of revenues (exclusive of items shown separately below)	108,268	120,754	214,907	238,475
Depreciation, depletion, amortization and accretion:
Services	6,730	7,704	12,482	14,999
Rentals	6,315	6,165	12,674	12,859
Product sales	7,823	6,752	16,159	12,902
Total depreciation, depletion, amortization and accretion	20,868	20,621	41,315	40,760
General and administrative expenses	33,404	31,177	68,379	62,167
Restructuring and transaction expenses	-	-	-	1,983
Other (gains) and losses, net	(614)	47	(1,696)	(1,351)
Income from operations	39,155	71,874	86,810	122,576
Other income (expense):
Interest income, net	5,760	6,513	12,600	11,952
Other expense, net	(2,082)	(1,836)	(3,895)	(3,988)
Income from continuing operations before income taxes	42,833	76,551	95,515	130,540
Income tax expense	(13,370)	(9,147)	(28,157)	(33,212)
Net income from continuing operations	29,463	67,404	67,358	97,328
Income (loss) from discontinued operations, net of tax	1,896	(9)	1,896	280
Net income	$31,359	$67,395	$69,254	$97,608

Income per share - basic:
Net income from continuing operations	$1.46	$3.35	$3.34	$4.84
Income (loss) from discontinued operations, net of tax	0.09	-	0.09	0.01
Net income	$1.55	$3.35	$3.43	$4.85

Income per share - diluted:
Net income from continuing operations	$1.46	$3.35	$3.34	$4.83
Income (loss) from discontinued operations, net of tax	0.09	-	0.09	0.02
Net income	$1.55	$3.35	$3.43	$4.85

Weighted-average shares outstanding
Basic	20,172	20,126	20,167	20,116
Diluted	20,183	20,143	20,181	20,136

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended June 30, 2023 and 2024

(in thousands)

(unaudited)

					Additional
	Common Stock				Paid-in
	Class A		Class B		Capital		Accumulated
	Shares	Amount	Shares	Amount	Class A	Class B	Deficit	Total

Balances, March 31, 2023	19,999	$200	152	$2	$902,486	$5,831	$(95,486)	$813,033
Net income	-	-	-	-	-	-	67,395	67,395
Stock-based compensation expense, net	-	-	-	-	-	1,024	-	1,024
Balances, June 30, 2023	19,999	$200	152	$2	$902,486	$6,855	$(28,091)	$881,452

Balances, March 31, 2024	20,174	$202	-	$-	$910,527	-	$(163,202)	$747,527
Net income	-	-	-	-	-	-	31,359	31,359
Stock-based compensation expense, net	-	-	-	-	406	-	-	406
Balances, June 30, 2024	20,174	$202	-	$-	$910,933	$-	$(131,843)	$779,292

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2023 and 2024

(in thousands)

(unaudited)

					Additional
	Common Stock				Paid-in
	Class A		Class B		Capital		Accumulated
	Shares	Amount	Shares	Amount	Class A	Class B	Deficit	Total

Balances, December 31, 2022	19,999	$200	80	$1	$902,486	$5,896	$(125,699)	$782,884
Net income	-	-	-	-	-	-	97,608	97,608
Restricted stock units vested	-	-	91	1	-	(1)	-	-
Shares withheld and retired	-	-	(19)	-	-	(1,116)	-	(1,116)
Stock-based compensation expense, net	-	-	-	-	-	2,076	-	2,076
Balances, June 30, 2023	19,999	$200	152	$2	$902,486	$6,855	$(28,091)	$881,452

Balances, December 31, 2023	20,151	$202	-	$-	$911,388	$-	$49,321	$960,911
Net income	-	-	-	-	-	-	69,254	69,254
Cash dividends ($12.38 per share)	-	-	-	-	-	-	(250,418)	(250,418)
Shares repurchased	(15)	-	-	-	(961)	-	-	(961)
Restricted stock units vested	53	-	-	-	-	-	-	-
Shares withheld and retired	(15)	-	-	-	(1,005)	-	-	(1,005)
Stock-based compensation expense, net	-	-	-	-	1,511	-	-	1,511
Balances, June 30, 2024	20,174	$202	-	$-	$910,933	$-	$(131,843)	$779,292

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$69,254	$97,608
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion, amortization and accretion	41,315	40,760
Deferred income taxes	9,936	23,795
Stock based compensation expense	1,511	2,076
Other gains, net	(1,696)	(2,100)
Washington State Tax Settlement	-	(27,068)
Decommissioning costs	(573)	(2,878)
Other reconciling items, net	(2,311)	(980)
Changes in operating assets and liabilities	45,234	(28,278)
Net cash from operating activities	162,670	102,935
Cash flows from investing activities:
Payments for capital expenditures	(55,442)	(45,626)
Proceeds from sales of assets	3,285	15,147
Net cash from investing activities	(52,157)	(30,479)
Cash flows from financing activities:
Distributions to shareholders	(250,417)	-
Repurchase of shares	(962)	-
Tax withholdings for vested restricted stock units	(1,005)	(1,116)
Net cash from financing activities	(252,384)	(1,116)
Net change in cash, cash equivalents, and restricted cash	(141,871)	71,340
Cash, cash equivalents, and restricted cash at beginning of period	477,128	339,107
Cash, cash equivalents, and restricted cash at end of period	$335,257	$410,447

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair statement of our financial position as of June 30, 2024, our results of operations for the three and six months ended June 30, 2024 and 2023, and our cash flows for the six months ended June 30, 2024 and 2023. The balance sheet as of December 31, 2023 was derived from our audited annual financial statements.

(2) Revenue and Accounts Receivable

Disaggregation of Revenue

The following table presents our revenues by segment disaggregated by geography:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
U.S. land
Rentals	$32,713	$44,730	$71,719	$89,863
Well Services	6,242	5,806	13,708	12,161
Total U.S. land	38,955	50,536	85,427	102,024

U.S. offshore
Rentals	30,644	37,516	67,895	73,186
Well Services	23,125	23,405	51,997	39,726
Total U.S. offshore	53,769	60,921	119,892	112,912

International
Rentals	36,494	30,165	68,328	58,183
Well Services	71,863	102,851	136,068	191,491
Total International	108,357	133,016	204,396	249,674
Total Revenues	$201,081	$244,473	$409,715	$464,610

The following table presents our revenues by segment disaggregated by type:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Services
Rentals	$19,360	$17,875	$40,010	$35,020
Well Services	62,327	88,255	115,014	164,400
Total Services	81,687	106,130	155,024	199,420

Rentals
Rentals	71,159	81,647	147,232	163,722
Well Services	5,172	3,714	10,189	7,249
Total Rentals	76,331	85,361	157,421	170,971

Product Sales
Rentals	9,332	12,889	20,700	22,490
Well Services	33,731	40,093	76,570	71,729
Total Product Sales	43,063	52,982	97,270	94,219
Total Revenues	$201,081	$244,473	$409,715	$464,610

Accounts Receivable, net

Our allowance for credit losses as of June 30, 2024 and December 31, 2023 was approximately $5.9 million and $6.3 million, respectively.

(3) Inventory

The components of inventory are as follows:

	June 30, 2024	December 31, 2023
Finished goods	$33,029	$41,082
Raw materials	8,491	10,379
Work-in-process	10,431	8,025
Supplies and consumables	14,316	15,509
Total	$66,267	$74,995

Finished goods inventory includes component parts awaiting assembly of approximately $20.7 million and $25.0 million as of June 30, 2024 and December 31, 2023, respectively.

(4) Decommissioning Liability

The following table summarizes our net decommissioning liability:

	June 30, 2024	December 31, 2023
Wells	$98,959	$96,603
Platform	75,810	73,680
Total decommissioning liability	174,769	170,283
Note receivable	(71,443)	(69,005)
Total decommissioning liability, net of note receivable	$103,326	$101,278

The following table presents accretion expense (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Accretion expense	$2.6	$2.4	$5.1	$4.7

(5) Note Receivable

Our note receivable consists of a commitment from the seller of our oil and gas property for costs associated with abandonment. Pursuant to an agreement with the seller, we will invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of the seller's obligation to us is $108.4 million and is recorded at its present value, which totaled $71.4 million as of June 30, 2024.

The discount on the note receivable is currently based on an effective interest rate of 7.2% and is amortized to interest income over the expected timing of the completion of the decommissioning activities, which are expected to be completed during the second quarter of 2030. Interest is paid in kind and is compounded into the carrying amount of the note.

We recorded non-cash interest income related to the note receivable as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income	$1.2	$0.9	$2.4	$1.9

Interest income is included in other reconciling items, net in the Condensed Consolidated Statements of Cash Flows.

(6) Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is as follows:

	June 30, 2024	December 31, 2023
Machinery and equipment	$461,742	$422,071
Buildings, improvements and leasehold improvements	66,514	66,746
Vehicles	8,770	8,106
Furniture and fixtures	23,526	22,746
Construction-in-progress	13,389	8,195
Land	26,660	25,654
Oil and gas producing assets	30,031	28,984
Total	630,632	582,502
Accumulated depreciation and depletion	(320,638)	(287,542)
Property, plant and equipment, net	$309,994	$294,960

A summary of depreciation and depletion expense associated with our property, plant and equipment is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Depreciation	$16,388	$17,495	$32,522	$34,474
Depletion	1,665	491	3,237	1,076
Total depreciation and depletion	$18,053	$17,986	$35,759	$35,550

(7) Debt

In December 2023, we entered into an Amended and Restated Credit Agreement providing for up to a $140.0 million asset based secured revolving Credit Facility (the “Credit Facility”). The issuance of letters of credit reduces availability under the Credit Facility dollar-for-dollar.

As of June 30, 2024, our borrowing base, as defined in the Credit Agreement, was approximately $89.4 million, and we had $36.7 million in letters of credit outstanding, which reduced the borrowing availability to $52.7 million. At June 30, 2024, we had no outstanding borrowings under the Credit Facility and were in compliance with all required covenants.

(8) Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024	December 31, 2023
Non-qualified deferred compensation assets and liabilities
Other assets, net	$16,111	$17,079
Accrued expenses	1,688	1,797
Other liabilities	14,463	15,589

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

(9) Other Expense, net

A summary of other expense, net is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Foreign currency losses	$(2,564)	$(1,723)	$(4,238)	$(3,556)
Other, net	482	(113)	343	(432)
Other expense, net	$(2,082)	$(1,836)	$(3,895)	$(3,988)

Gains and losses on foreign currencies are primarily related to our operations in Argentina and Brazil.

(10) Segment Information

Summarized financial information for our segments is as follows:

For the Three Months Ended June 30, 2024		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$99,851	$101,230	$-	$201,081
Cost of revenues (exclusive of items shown separately below)	36,596	71,672	-	108,268
Depreciation, depletion, amortization and accretion	11,962	8,392	514	20,868
General and administrative expenses	7,142	11,184	15,078	33,404
Other (gains) and losses, net	90	(704)	-	(614)
Income (loss) from operations	$44,061	$10,686	$(15,592)	$39,155

For the Three Months Ended June 30, 2023		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$112,411	$132,062	$-	$244,473
Cost of revenues (exclusive of items shown separately below)	35,021	85,733	-	120,754
Depreciation, depletion, amortization and accretion	12,553	7,204	864	20,621
General and administrative expenses	6,993	11,391	12,793	31,177
Other (gains) and losses, net	(262)	309	-	47
Income (loss) from operations	$58,106	$27,425	$(13,657)	$71,874

For the Six Months Ended June 30, 2024		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$207,942	$201,773	$-	$409,715
Cost of revenues (exclusive of items shown separately below)	74,362	140,545	-	214,907
Depreciation, depletion, amortization and accretion	23,772	16,523	1,020	41,315
General and administrative expenses	14,334	22,511	31,534	68,379
Other (gains) and losses, net	202	(1,884)	(14)	(1,696)
Income (loss) from operations	$95,272	$24,078	$(32,540)	$86,810

For the Six Months Ended June 30, 2023		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$221,232	$243,378	$-	$464,610
Cost of revenues (exclusive of items shown separately below)	71,489	166,986	-	238,475
Depreciation, depletion, amortization and accretion	24,721	14,281	1,758	40,760
General and administrative expenses	14,195	22,890	25,082	62,167
Restructuring and transaction expenses	-	-	1,983	1,983
Other gains, net	(293)	(1,058)	-	(1,351)
Income (loss) from operations	$111,120	$40,279	$(28,823)	$122,576

Identifiable Assets

		Well	Corporate	Consolidated
	Rentals	Services	and Other	Total
June 30, 2024	$503,125	$484,984	$157,884	$1,145,993
December 31, 2023	553,706	597,438	189,849	1,340,993

Income from discontinued operations, net of tax for the three and six months ended June 30, 2024 totaled $1.9 million and represented the release of certain accruals that lapsed attributable to Pumpco Energy Services, Inc., which we classified as discontinued operations in December 2019.

(11) Stock-Based Compensation Plans

We have a Management Incentive Plan (“MIP”), which provides the issuance of up to 1,999,869 shares of our Class A common stock, par value $0.01 per share (the “Class A Common Stock”) for the grant of share-based and cash-based awards.

As of December 31, 2023, we had 121,831 unvested awards granted under the MIP. During the six months ended June 30, 2024, 56,036 awards vested and 26,459 shares were forfeited. The unamortized grant date fair value of unvested awards as of June 30, 2024 was $1.2 million.

Stock-based compensation expense associated with MIP grants were as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Compensation Expense	$0.4	$1.0	$1.5	$2.1

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

The following table presents the reconciliation between the weighted average number of shares for basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted-average shares outstanding - basic	20,172	20,126	20,167	20,116
Potentially dilutive stock awards and units	11	17	14	20
Weighted-average shares outstanding - diluted	20,183	20,143	20,181	20,136

(13) Income Taxes

The effective tax rate on income from continuing operations for the three and six months ended June 30, 2024 was 31.2% and 29.5%, respectively, and was 11.9% and 25.4% for the three and six months ended June 30, 2023, respectively. The U.S. federal statutory rate for all periods was 21.0%.

The effective tax rate for the three months ended June 30, 2024 was unfavorably impacted by a valuation allowance of approximately $1.7 million established in a foreign jurisdiction.

The effective tax rate for the three months ended June 30, 2023 was favorably impacted by approximately $14.9 million in income tax benefits from reversals of uncertain tax positions in foreign jurisdictions and adjustments to valuation allowances on foreign operations.

The effective tax rate for the six months ended June 30, 2023 was unfavorably impacted by the identification of an error in the tax provision for the year ended December 31, 2022 pertaining to certain net operating loss carryforwards that should have been eliminated as part of a worthless stock deduction taken in the fourth quarter of 2022. As such, we recognized an additional income tax expense of $7.6 million during the three months ended March 31, 2023 with a corresponding decrease to deferred tax assets to correct this immaterial misstatement. Management has determined that this misstatement was not material to any of its previously issued financial statements.

The Organization for Economic Co-operation and Development reached agreement on Pillar Two Model Rules (“Pillar Two”) to implement a minimum 15.0% tax rate on certain multinational companies. Participating countries are in various stages of proposing and enacting tax laws to implement the Pillar Two framework. We determined these rules did not have a material impact on our taxes for the three and six months ended June 30, 2024, and we will continue to evaluate the impact of these proposals and legislative changes as new guidance emerges.

We had approximately $77.6 million in gross U.S. foreign tax credit deferred tax assets with a valuation allowance of $50.0 million against them as of December 31, 2023. We continue to evaluate the realizability of our U.S. foreign tax credit carryforwards and may have additional valuation allowance releases in future periods if we achieve positive cumulative income results of appropriate character and timing that provide sufficient positive evidence to do so.

We had unrecognized tax benefits of $3.2 million as of June 30, 2024, $4.1 million as of December 31, 2023 and $14.0 million as of December 31, 2022, all of which would impact our effective tax rate if recognized. It is reasonably possible that $0.2 million of unrecognized tax benefits could be settled in the next twelve-month period due to the conclusion of tax audits or due to the expiration of statute of limitations. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

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

(15) Supplemental Cash Flow Information

The table below is a reconciliation of cash, cash equivalents and restricted cash as of the beginning and the end of the periods presented:

	June 30,
	2024	2023
Cash and cash equivalents	$391,684	$258,999
Restricted cash-non-current	85,444	80,108
Cash, cash equivalents, and restricted cash, beginning of period	$477,128	$339,107

Cash and cash equivalents	$281,254	$330,129
Restricted cash-non-current	54,003	80,318
Cash, cash equivalents, and restricted cash, end of period	$335,257	$410,447

Accrued capital expenditures totaled $4.1 million and $8.9 million as of June 30, 2024 and 2023, respectively.

Additionally, during the six months ended June 30, 2023, gains recognized on the disposition of assets classified as discontinued operations totaled $0.7 million, and proceeds from these dispositions totaled $11.3 million.

Changes in operating accounts on cash flows from operating activities are as follows (in thousands):

	For the Six Months Ended
	June 30,
	2024	2023
Accounts receivable, net	$57,590	$(506)
Inventory	8,728	(19,636)
Prepaid expenses and other current assets	(6,405)	(1,820)
Accounts payable	1,121	16,707
Accrued expenses	(11,241)	(18,399)
Income taxes	(2,613)	2,129
Other, net	(1,946)	(6,753)
Changes in operating assets and liabilities	$45,234	$(28,278)

(16) New Accounting Pronouncements

There were no material changes in recently issued or adopted accounting standards from those disclosed in our Form 10-K.

(17) Subsequent Events

During the third quarter of 2024, we utilized an indirect foreign exchange mechanism known as a Blue Chip Swap (“BCS”) to remit $8.1 million U.S. dollars from Argentina through the purchase and sale of BCS securities. The transactions were completed at implied exchange rates that represented a premium of 63.0%. The BCS transactions resulted in a net loss of $5.1 million during the third quarter of 2024.

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

We drive true value to our business units by providing enterprise-wide support, financial discipline, capital strength, and strategic focus. Our experienced, knowledgeable leadership within those businesses has excellent latitude to execute their business strategy, determine pricing, allocate inventory, and develop new products and technology, all with a focus on safety, operational excellence, competitive positioning, and financial performance that entrenches our relationships with our customers and elevates our customers’ satisfaction.

Industry Trends

The oil and gas industry is both cyclical and seasonal. The level of spending in the energy industry is heavily influenced by current and expected future prices of oil and natural gas. Changes in customer spending results in increased or decreased demand for our services and products.

Our financial performance is significantly affected by rig count, which is an indicator of the level of spending by oil and gas companies. The following table summarizes rig counts in the U.S. land, U.S. offshore and International markets as well as prices of oil and natural gas.

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,		June 30,	June 30,
	2024	2024	% Change	2024	2023	% Change
Worldwide Rig Count (1)
U.S.:
Land	583	602	(3.2%)	593	699	(15.2%)
Offshore	20	21	(4.8%)	21	20	5.0%
Total	603	623	(3.2%)	614	719	(14.6%)
International (2)	963	965	(0.2%)	962	938	2.6%
Worldwide Total	1,566	1,588	(1.4%)	1,576	1,657	(4.9%)

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$81.81	$77.50	5.6%	$79.69	$72.97	9.2%
Natural Gas (Henry Hub)	$2.07	$2.13	(2.8%)	$2.08	$2.41	(13.6%)

(1)
Estimate of drilling activity as measure by the average active drilling rigs based on Baker Hughes Co. rig count information
(2)
Excludes Canadian rig count

Comparison of the Results of Operations for the Three Months Ended June 30, 2024 and March 31, 2024

We reported net income from continuing operations for the three months ended June 30, 2024 (the “Current Quarter”) of $29.5 million on revenue of $201.1 million. This compares to a net income from continuing operations for the three months ended March 31, 2024 (the “Prior Quarter”) of $37.9 million on revenues of $208.6 million.

	Three Months Ended		Change
	June 30,	March 31,
	2024	2024	$	%
Revenues
Rentals	$99,851	$108,091	$(8,240)	(7.6%)
Well Services	101,230	100,543	687	0.7%
Total revenues	201,081	208,634	(7,553)
Cost of revenues
Rentals	36,596	37,766	(1,170)	(3.1%)
Well Services	71,672	68,873	2,799	4.1%
Total cost of revenues (exclusive of items shown separately below)	108,268	106,639	1,629
Depreciation, depletion, amortization and accretion	20,868	20,447	421	2.1%
General and administrative expenses	33,404	34,975	(1,571)	(4.5%)
Other gains, net	(614)	(1,082)	468	(43.3%)
Income from operations	39,155	47,655	(8,500)
Other income (expense):
Interest income, net	5,760	6,840	(1,080)	(15.8%)
Other expense, net	(2,082)	(1,813)	(269)	14.8%
Income from continuing operations before income taxes	42,833	52,682	(9,849)
Income tax expense	(13,370)	(14,787)	1,417	(9.6%)
Net income from continuing operations	29,463	37,895	(8,432)

** Not a meaningful percentage

Revenues and Cost of Revenues

Revenues from our Rentals segment decreased by $8.2 million, or 7.6%, in the Current Quarter as compared to the Prior Quarter, primarily due to decreases in U.S land and U.S. offshore market activity for our premium drill pipe product line. This resulted in a decreased gross margin of 63.3% for the Current Quarter as compared to 65.1% in the Prior Quarter.

Revenues from our Well Services segment in the Current Quarter increased $0.7 million, or 0.7%, from the Prior Quarter. The increase in the Current Quarter was driven by improvements in our international production services business, which were partially offset by a decline in U.S. offshore completion service revenues. Cost of revenues increased $2.8 million, or 4.1%, in the Current Quarter as a result of the increases in our international production services revenues as well as a rise in crude oil prices, resulting in a decline in gross margin for the Current Quarter to 29.2% from 31.5% for the Prior Quarter.

General and Administrative Expenses

General and administrative expenses decreased $1.6 million, or 4.5%, as compared to the Prior Quarter. The decrease was primarily related to declines in employee related costs, including benefits and bonus compensation.

Interest Income, net

Interest income, net was $5.8 million as compared to $6.8 million for the Prior Quarter. The decrease in interest income was driven by interest derived on overnight money market accounts primarily in Argentina and the U.S.

Income Tax Expense

The effective tax rate on income from continuing operations for the Current Quarter and Prior Quarter was 31.2% and 28.1%, respectively. The U.S federal statutory rate for both periods was 21.0%. The effective tax rates for both periods were unfavorably impacted by our current and ongoing operations in foreign jurisdictions which have tax rates significantly in excess of the U.S. federal statutory rate.

The effective tax rate in the Current Quarter was also unfavorably impacted by approximately $1.7 million for the establishment of a valuation allowance in a foreign jurisdiction.

We had $3.2 million of unrecognized tax benefits as of June 30, 2024, all of which would impact our effective tax rate if recognized. It is reasonably possible $0.2 million of unrecognized tax benefits could be settled in the next twelve months due to the conclusion of tax audits or statute of limitations expirations. It is our policy to recognize interest and applicable penalties, if any, related to uncertain tax positions in income tax expense.

Comparison of the Results of Operations for the Six Months Ended June 30, 2024 and 2023

We reported net income from continuing operations for the six months ended June 30, 2024 (the “Current Period”) of $67.4 million on revenue of $409.7 million. This compares to net income from continuing operations for the six months ended June 30, 2023 (the “Prior Year Period") of $97.3 million on revenues of $464.6 million.

	For the Six Months Ended
	June 30,		Change
	2024	2023	$	%
Revenues:
Rentals	$207,942	$221,232	$(13,290)	(6.0%)
Well Services	201,773	243,378	(41,605)	(17.1%)
Total revenues	409,715	464,610	(54,895)
Cost of revenues:
Rentals	74,362	71,489	2,873	4.0%
Well Services	140,545	166,986	(26,441)	(15.8%)
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	214,907	238,475	(23,568)
Depreciation, depletion, amortization and accretion	41,315	40,760	555	1.4%
General and administrative expenses	68,379	62,167	6,212	10.0%
Restructuring and transaction expenses	-	1,983	(1,983)	(100.0%)
Other gains, net	(1,696)	(1,351)	(345)	25.5%
Income from operations	86,810	122,576	(35,766)
Other income (expense):
Interest income, net	12,600	11,952	648	5.4%
Other expense, net	(3,895)	(3,988)	93	(2.3%)
Income from continuing operations before income taxes	95,515	130,540	(35,025)
Income tax expense	(28,157)	(33,212)	5,055	(15.2%)
Net income from continuing operations	67,358	97,328	(29,970)

** Not a meaningful percentage

Revenues and Cost of Revenues

Revenues from our Rentals segment decreased $13.3 million, or 6.0%, in the Current Period as compared to the Prior Year Period. During the Current Period, we experienced decreased revenue primarily from premium drill pipe in our U.S. land market driven by a decline in land rig count. Cost of revenues increased $2.9 million, or 4.0%, as a result of lower commodity prices. Gross margin decreased to 64.2% for the Current Period as compared to 67.7% in the Prior Year Period.

Revenues from our Well Services segment decreased $41.6 million, or 17.1%, in the Current Period as compared to the Prior Year Period. Cost of revenues also decreased $26.4 million, or 15.8%, in the Current Period as compared to the Prior Year Period. These decreases were primarily a result of well control services in our International markets. Gross margin for the Current Period decreased to 30.3% as compared to 31.4% for the Prior Year Period.

General and Administrative Expenses

General and administrative expenses increased $6.2 million, or 10.0%, as compared to the Prior Year Period. This increase was primarily related to increases in employee related costs, including benefits and bonus compensation.

Restructuring and Transaction Expenses

Restructuring expenses relate to charges recorded as part of our strategic efforts to reconfigure our organization both operationally and financially that pertain to the Prior Year Period. No such charges have been recorded for the Current Period.

Income Tax Expense

The effective tax rate on income from continuing operations for the Current Period and Prior Year Period was 29.5% and 25.4%, respectively. The U.S federal statutory rate for both periods was 21.0%. The effective tax rates for both periods were unfavorably impacted by our current and ongoing operations in foreign jurisdictions which have tax rates significantly in excess of the U.S. federal statutory rate.

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

Financial Condition and Liquidity

Our primary sources of liquidity have been cash and cash equivalents, cash generated from our operations and asset sales, and availability under our Credit Facility. As of June 30, 2024, we had cash, cash equivalents and restricted cash of $335.3 million. During the six months ended June 30, 2024, net cash provided by operating activities was $162.7 million, and we received $3.3 million in cash proceeds from the sale of assets. The primary uses of liquidity are to provide support for our operations and capital expenditures. Cash paid for capital expenditures during the six months ended June 30, 2024 totaled $55.4 million. Additionally, during the six months ended June 30, 2024, we paid a special cash dividend totaling $250.4 million to holders of our outstanding Class A Common Stock.

Debt Instruments

In December 2023, we entered into an Amended and Restated Credit Agreement providing for up to a $140.0 million asset based secured revolving Credit Facility (the “Credit Facility”). The issuance of letters of credit will reduce availability under the Credit Facility dollar-for-dollar.

As of June 30, 2024, our borrowing base, as defined in the Credit Agreement, was approximately $89.4 million, and we had $36.7 million in letters of credit outstanding, which reduced the borrowing availability to $52.7 million. At June 30, 2024, we had no outstanding borrowings under the Credit Facility and were in compliance with all required covenants.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, the disclosure controls and procedures provide reasonable assurance that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of June 30, 2024 were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this item is provided in “Part I-Item 1, Note 14, Contingencies” and is incorporated by reference herein.

Item 1A. Risk Factors

As of June 30, 2024, there have been no material changes in risk factors previously disclosed in our Form 10-K.

Item 6. Exhibits

Exhibit No.	Description
3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on December 30, 2023 (File No. 001-34037)).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on December 20, 2023 (File No. 001-34037)).
10.1^*	Retention Bonus Agreement, dated as of December 15, 2023, between the Company and Brian K. Moore.
10.2^*	Retention Bonus Agreement, dated as of December 15, 2023, between the Company and James W. Spexarth.
10.3^*	Retention Bonus Agreement, dated as of December 15, 2023, between the Company and Michael J. Delahoussaye.
10.4^*	Retention Bonus Agreement, dated as of December 15, 2023, between the Company and Deidre D. Toups.
10.5^*	Retention Bonus Agreement, dated as of December 15, 2023, between the Company and Bryan M. Ellis.
10.6^*	Form of Director Restricted Stock Unit Award Agreement for Independent Directors.
31.1*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.
32.2*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

^ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

(Registrant)

Date:	August 14, 2024	By:	/s/ Brian K. Moore
Brian K. Moore
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ James W. Spexarth
James W. Spexarth
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)