Form 10-Q
period 2024-09-30
SUPERIOR ENERGY SERVICES INC
filed 2024-10-30
CIK 886835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The number of shares of the registrant’s Class A common stock outstanding on October 28, 2024 was 20,216,192.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (the “Form 10-Q”) and other documents filed by us with the Securities and Exchange Commission (the “SEC”) contain, and future oral or written statements or press releases by us may contain, forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Generally, the words “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “will,” “estimates,” “could,” “may,” and variations of such words and similar expressions identify forward-looking statements, although not all forward looking statements contain these identifying words. All statements, other than statements of historical fact, included in this Form 10-Q or other materials regarding our financial position, financial performance, liquidity, strategic alternatives, market outlook, future capital needs, capital allocation plans, business strategies and other plans and objectives of our management for future operations and activities are forward-looking statements. These statements are based on certain assumptions and analyses made by our management based on their experience and prevailing circumstances on the date such statements are made. Such forward-looking statements, and the assumptions on which they are based, are inherently speculative and are subject to risks and uncertainties that could cause our actual results to differ materially from such statements. Such risks and uncertainties include, but are not limited to:

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$325,881	$391,684
Accounts receivable, net	200,106	276,868
Inventory	70,293	74,995
Income taxes receivable	13,383	10,542
Prepaid expenses	23,363	18,614
Other current assets	7,765	7,922
Total current assets	640,791	780,625
Property, plant and equipment, net	306,285	294,960
Note receivable	72,694	69,005
Restricted cash	54,707	85,444
Deferred tax assets	59,555	67,241
Other assets, net	42,319	43,718
Total assets	$1,176,351	$1,340,993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$38,897	$38,214
Accrued expenses	106,203	103,782
Income taxes payable	20,100	20,220
Decommissioning liability	30,747	21,631
Total current liabilities	195,947	183,847
Decommissioning liability	140,030	148,652
Other liabilities	38,599	47,583
Total liabilities	374,576	380,082

Stockholders’ equity:
Common stock $0.01 par value; 52,000 shares authorized; 20,216 shares and 20,151 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	202	202
Additional paid-in capital	911,500	911,388
Retained earnings (deficit)	(109,927)	49,321
Total stockholders’ equity	801,775	960,911
Total liabilities and stockholders’ equity	$1,176,351	$1,340,993

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Services	$82,343	$80,956	$237,367	$280,376
Rentals	77,131	89,348	234,552	260,319
Product sales	37,833	40,081	135,103	134,300
Total revenues	197,307	210,385	607,022	674,995
Cost of revenues:
Services	56,084	57,202	154,225	181,221
Rentals	30,640	29,580	94,564	88,942
Product sales	22,675	23,063	75,517	78,157
Total cost of revenues (exclusive of items shown separately below)	109,399	109,845	324,306	348,320
Depreciation, depletion, amortization and accretion:
Services	6,911	6,684	19,393	21,683
Rentals	6,489	7,272	19,163	20,131
Product sales	7,677	6,534	23,836	19,436
Total depreciation, depletion, amortization and accretion	21,077	20,490	62,392	61,250
General and administrative expenses	33,458	30,089	101,837	92,256
Restructuring and transaction expenses	5,891	-	5,891	1,983
Other gains, net	(133)	(4,073)	(1,829)	(5,424)
Income from operations	27,615	54,034	114,425	176,610
Other income (expense):
Interest income, net	5,032	6,629	17,632	18,581
Loss on Blue Chip Swap securities	(5,113)	(12,120)	(5,113)	(12,120)
Other income (expense), net	979	(4,520)	(2,916)	(8,508)
Income from continuing operations before income taxes	28,513	44,023	124,028	174,563
Income tax expense	(6,597)	(11,403)	(34,754)	(44,615)
Net income from continuing operations	21,916	32,620	89,274	129,948
Income from discontinued operations, net of tax	-	128	1,896	408
Net income	$21,916	$32,748	$91,170	$130,356

Income per share - basic:
Net income from continuing operations	$1.09	$1.62	$4.43	$6.46
Income from discontinued operations, net of tax	-	0.01	0.09	0.02
Net income	$1.09	$1.63	$4.52	$6.48

Income per share - diluted:
Net income from continuing operations	$1.09	$1.62	$4.42	$6.45
Income from discontinued operations, net of tax	-	-	0.10	0.02
Net income	$1.09	$1.62	$4.52	$6.47

Weighted-average shares outstanding
Basic	20,177	20,136	20,170	20,123
Diluted	20,186	20,159	20,182	20,144

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended September 30, 2023 and 2024

(in thousands)

(unaudited)

					Additional
	Common Stock				Paid-in
	Class A		Class B		Capital		Accumulated
	Shares	Amount	Shares	Amount	Class A	Class B	Deficit	Total

Balances, June 30, 2023	19,999	$200	152	$2	$902,486	$6,855	$(28,091)	$881,452
Net income	-	-	-	-	-	-	32,748	32,748
Stock-based compensation expense, net	-	-	-	-	-	1,024	-	1,024
Balances, September 30, 2023	19,999	$200	152	$2	$902,486	$7,879	$4,657	$915,224

Balances, June 30, 2024	20,174	$202	-	$-	$910,933	-	$(131,843)	$779,292
Net income	-	-	-	-	-	-	21,916	21,916
Common stock issued	33	-	-	-	-	-	-	-
Restricted stock units vested	15	-	-	-	-	-	-	-
Shares withheld and retired	(6)	-	-	-	(358)	-	-	(358)
Stock-based compensation expense, net	-	-	-	-	925	-	-	925
Balances, September 30, 2024	20,216	$202	-	$-	$911,500	$-	$(109,927)	$801,775

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2023 and 2024

(in thousands)

(unaudited)

					Additional
	Common Stock				Paid-in
	Class A		Class B		Capital		Accumulated
	Shares	Amount	Shares	Amount	Class A	Class B	Deficit	Total

Balances, December 31, 2022	19,999	$200	80	$1	$902,486	$5,896	$(125,699)	$782,884
Net income	-	-	-	-	-	-	130,356	130,356
Restricted stock units vested	-	-	91	1	-	(1)	-	-
Shares withheld and retired	-	-	(19)	-	-	(1,116)	-	(1,116)
Stock-based compensation expense, net	-	-	-	-	-	3,100	-	3,100
Balances, September 30, 2023	19,999	$200	152	$2	$902,486	$7,879	$4,657	$915,224

Balances, December 31, 2023	20,151	$202	-	$-	$911,388	$-	$49,321	$960,911
Net income	-	-	-	-	-	-	91,170	91,170
Cash dividends ($12.38 per share)	-	-	-	-	-	-	(250,418)	(250,418)
Shares repurchased	(15)	-	-	-	(961)	-	-	(961)
Common stock issued	33	-	-	-	-	-	-	-
Restricted stock units vested	68	-	-	-	-	-	-	-
Shares withheld and retired	(21)	-	-	-	(1,363)	-	-	(1,363)
Stock-based compensation expense, net	-	-	-	-	2,436	-	-	2,436
Balances, September 30, 2024	20,216	$202	-	$-	$911,500	$-	$(109,927)	$801,775

See accompanying notes to unaudited condensed consolidated financial statements

SUPERIOR ENERGY SERVICES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$91,170	$130,356
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion, amortization and accretion	62,392	61,250
Deferred income taxes	7,686	29,589
Stock based compensation expense	2,436	3,100
Other gains, net	(1,829)	(6,359)
Loss on Blue Chip Swap securities	5,113	12,120
Washington State Tax Settlement	-	(27,068)
Decommissioning costs	(5,684)	(6,279)
Other reconciling items, net	(3,495)	(2,973)
Changes in operating assets and liabilities	67,396	(38,390)
Net cash from operating activities	225,185	155,346
Cash flows from investing activities:
Payments for capital expenditures	(67,447)	(67,218)
Proceeds from sales of assets	3,577	24,710
Proceeds from sales of Blue Chip Swap securities	8,121	9,656
Purchases of Blue Chip Swap securities	(13,234)	(21,776)
Net cash from investing activities	(68,983)	(54,628)
Cash flows from financing activities:
Distributions to shareholders	(250,417)	-
Repurchase of shares	(962)	-
Tax withholdings for vested restricted stock units	(1,363)	(1,116)
Net cash from financing activities	(252,742)	(1,116)
Net change in cash, cash equivalents, and restricted cash	(96,540)	99,602
Cash, cash equivalents, and restricted cash at beginning of period	477,128	339,107
Cash, cash equivalents, and restricted cash at end of period	$380,588	$438,709

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair statement of our financial position as of September 30, 2024, our results of operations for the three and nine months ended September 30, 2024 and 2023, and our cash flows for the nine months ended September 30, 2024 and 2023. The balance sheet as of December 31, 2023 was derived from our audited annual financial statements.

(2) Revenue and Accounts Receivable

Disaggregation of Revenue

The following table presents our revenues by segment disaggregated by geography:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
U.S. land
Rentals	$28,934	$37,478	$100,653	$127,341
Well Services	7,027	8,223	20,735	20,384
Total U.S. land	35,961	45,701	121,388	147,725

U.S. offshore
Rentals	32,228	44,681	100,123	117,867
Well Services	17,489	14,459	69,486	54,185
Total U.S. offshore	49,717	59,140	169,609	172,052

International
Rentals	36,695	31,042	105,023	89,225
Well Services	74,934	74,502	211,002	265,993
Total International	111,629	105,544	316,025	355,218
Total Revenues	$197,307	$210,385	$607,022	$674,995

The following table presents our revenues by segment disaggregated by type:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Services
Rentals	$16,119	$17,073	$56,129	$52,093
Well Services	66,224	63,883	181,238	228,283
Total Services	82,343	80,956	237,367	280,376

Rentals
Rentals	74,360	84,682	221,592	248,404
Well Services	2,771	4,666	12,960	11,915
Total Rentals	77,131	89,348	234,552	260,319

Product Sales
Rentals	7,378	11,446	28,078	33,936
Well Services	30,455	28,635	107,025	100,364
Total Product Sales	37,833	40,081	135,103	134,300
Total Revenues	$197,307	$210,385	$607,022	$674,995

Accounts Receivable, net

Our allowance for credit losses as of September 30, 2024 and December 31, 2023 was approximately $5.6 million and $6.3 million, respectively.

(3) Inventory

The components of inventory are as follows:

	September 30, 2024	December 31, 2023
Finished goods	$34,874	$41,082
Raw materials	8,416	10,379
Work-in-process	12,322	8,025
Supplies and consumables	14,681	15,509
Total	$70,293	$74,995

Finished goods inventory includes component parts awaiting assembly of approximately $19.6 million and $25.0 million as of September 30, 2024 and December 31, 2023, respectively.

(4) Decommissioning Liability

The following table summarizes our net decommissioning liability:

	September 30, 2024	December 31, 2023
Wells	$93,861	$96,603
Platform	76,916	73,680
Total decommissioning liability	170,777	170,283
Note receivable	(72,694)	(69,005)
Total decommissioning liability, net of note receivable	$98,083	$101,278

The following table presents accretion expense (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Accretion expense	$2.6	$2.6	$7.7	$7.4

(5) Note Receivable

Our note receivable consists of a commitment from the seller of our oil and gas property for costs associated with abandonment. Pursuant to an agreement with the seller, we will invoice the seller an agreed upon amount at the completion of certain decommissioning activities. The gross amount of the seller's obligation to us is $108.4 million and is recorded at its present value, which totaled $72.7 million as of September 30, 2024.

The discount on the note receivable is currently based on an effective interest rate of 7.2% and is amortized to interest income over the expected timing of the completion of the decommissioning activities, which are expected to be completed during the second quarter of 2030. Interest is paid in kind and is compounded into the carrying amount of the note.

We recorded non-cash interest income related to the note receivable as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income	$1.3	$1.0	$3.7	$2.9

Interest income is included in other reconciling items, net in the Condensed Consolidated Statements of Cash Flows.

(6) Property, Plant and Equipment, Net

A summary of property, plant and equipment, net is as follows:

	September 30, 2024	December 31, 2023
Machinery and equipment	$468,171	$422,071
Buildings, improvements and leasehold improvements	63,592	66,746
Vehicles	8,768	8,106
Furniture and fixtures	21,432	22,746
Construction-in-progress	19,484	8,195
Land	30,182	25,654
Oil and gas producing assets	30,706	28,984
Total	642,335	582,502
Accumulated depreciation and depletion	(336,050)	(287,542)
Property, plant and equipment, net	$306,285	$294,960

A summary of depreciation and depletion expense associated with our property, plant and equipment is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Depreciation	$16.4	$17.0	$48.9	$51.5
Depletion	1.9	0.6	5.1	1.7
Total depreciation and depletion	$18.3	$17.6	$54.0	$53.2

(7) Debt

In December 2023, we entered into an Amended and Restated Credit Agreement providing for up to a $140.0 million asset based secured revolving Credit Facility (the “Credit Facility”). The issuance of letters of credit reduces availability under the Credit Facility dollar-for-dollar.

As of September 30, 2024, our borrowing base, as defined in the Credit Agreement, was approximately $89.9 million, and we had $39.5 million in letters of credit outstanding, which reduced the borrowing availability to $50.4 million. At September 30, 2024, we had no outstanding borrowings under the Credit Facility and were in compliance with all required covenants.

(8) Fair Value Measurements

The following table provides a summary of the financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024	December 31, 2023
Non-qualified deferred compensation assets and liabilities
Other assets, net	$16,511	$17,079
Accrued expenses	1,764	1,797
Other liabilities	15,022	15,589

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

(9) Other Income (Expense), Net

A summary of other expense, net is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Foreign currency gains (losses)	$1,175	$(4,601)	$(3,063)	$(8,157)
Other, net	(196)	81	147	(351)
Other income (expense), net	$979	$(4,520)	$(2,916)	$(8,508)

Gains and losses on foreign currencies are primarily related to our operations in Argentina and Brazil.

(10) Blue Chip Swap Securities

During the third quarter of 2024, we utilized an indirect foreign exchange mechanism known as a Blue Chip Swap (“BCS”). The transactions were completed at implied exchange rates that were approximately 63.0% higher than the official exchange rate, resulting in a loss of approximately $5.1 million during the third quarter of 2024.

A summary of BCS activity is as follows (in millions):

	ARS Repatriated	U.S. Dollar Equivalent	U.S. Dollar Received	Loss on BCS
Total	12,071.9	$13.2	$8.1	$5.1

(11) Segment Information

Summarized financial information for our segments is as follows:

For the Three Months Ended September 30, 2024		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$97,857	$99,450	$-	$197,307
Cost of revenues (exclusive of items shown separately below)	35,227	74,172	-	109,399
Depreciation, depletion, amortization and accretion	12,059	8,455	563	21,077
General and administrative expenses	6,846	13,036	13,576	33,458
Restructuring and transaction expenses	-	-	5,891	5,891
Other gains, net	(131)	(2)	-	(133)
Income (loss) from operations	$43,856	$3,789	$(20,030)	$27,615

For the Three Months Ended September 30, 2023		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$113,201	$97,184	$-	$210,385
Cost of revenues (exclusive of items shown separately below)	37,769	72,076	-	109,845
Depreciation, depletion, amortization and accretion	12,538	7,277	675	20,490
General and administrative expenses	6,767	11,197	12,125	30,089
Other gains, net	(126)	(3,947)	-	(4,073)
Income (loss) from operations	$56,253	$10,581	$(12,800)	$54,034

For the Nine Months Ended September 30, 2024		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$305,799	$301,223	$-	$607,022
Cost of revenues (exclusive of items shown separately below)	109,589	214,717	-	324,306
Depreciation, depletion, amortization and accretion	35,831	24,978	1,583	62,392
General and administrative expenses	21,180	35,547	45,110	101,837
Restructuring and transaction expenses	-	-	5,891	5,891
Other (gains) and losses, net	71	(1,886)	(14)	(1,829)
Income (loss) from operations	$139,128	$27,867	$(52,570)	$114,425

For the Nine Months Ended September 30, 2023		Well	Corporate and	Consolidated
	Rentals	Services	Other	Total
Revenues	$334,433	$340,562	$-	$674,995
Cost of revenues (exclusive of items shown separately below)	109,258	239,062	-	348,320
Depreciation, depletion, amortization and accretion	37,259	21,558	2,433	61,250
General and administrative expenses	20,962	34,087	37,207	92,256
Restructuring and transaction expenses	-	-	1,983	1,983
Other gains, net	(419)	(5,005)	-	(5,424)
Income (loss) from operations	$167,373	$50,860	$(41,623)	$176,610

Identifiable Assets

		Well	Corporate	Consolidated
	Rentals	Services	and Other	Total
September 30, 2024	$458,210	$600,104	$118,037	$1,176,351
December 31, 2023	553,706	597,438	189,849	1,340,993

Income from discontinued operations, net of tax for the nine months ended September 30, 2024 totaled $1.9 million and represented the release of certain accruals that lapsed attributable to Pumpco Energy Services, Inc., which we classified as discontinued operations in December 2019.

(12) Stock-Based Compensation Plans

In the third quarter of 2024, we entered into an amended Management Incentive Plan (“MIP”), which provides the issuance of up to 5,096,715 shares of our Class A common stock, par value $0.01 per share (the “Class A Common Stock”) for the grant of share-based and cash-based awards.

Restricted Stock Awards ("RSAs") and Restricted Stock Units ("RSUs")

The following sets forth issuances under the MIP for the nine months ended September 30, 2024:

	Grants of Share-Based Awards

	RSAs	RSUs	Total
Unvested awards outstanding, December 31, 2023	14,988	106,843	121,831
Granted	32,960	38,040	71,000
Vested	(14,988)	(68,422)	(83,410)
Forfeited	-	(26,459)	(26,459)
Unvested awards outstanding, September 30, 2024	32,960	50,002	82,962

Unamortized grant date fair value, December 31, 2023 (in millions)	$0.2	$3.8	$4.0
Unamortized grant date fair value, September 30, 2024 (in millions)	$1.9	$2.4	$4.3

Stock-based compensation expense associated with MIP grants were as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Compensation Expense	$0.9	$1.0	$2.4	$3.1

Performance Stock Units ("PSUs")

In the third quarter of 2024, 1,414,432 PSUs were granted and will vest to the extent that share price goals are achieved based on terms and conditions set forth in the forms of the PSU award agreement.

(13) Equity and Earnings per Share

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

The following table presents the reconciliation between the weighted average number of shares for basic and diluted earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted-average shares outstanding - basic	20,177	20,136	20,170	20,123
Potentially dilutive stock awards and units	9	23	12	21
Weighted-average shares outstanding - diluted	20,186	20,159	20,182	20,144

(14) Income Taxes

The effective tax rate on income from continuing operations for the three and nine months ended September 30, 2024 was 23.1% and 28.0%, respectively, and was 25.9% and 25.6% for the three and nine months ended September 30, 2023, respectively. The effective tax rate for all periods is higher than the U.S. federal statutory rate of 21.0%, primarily from non-deductible items and ongoing operations in foreign jurisdictions which have tax rates in excess of the U.S. federal statutory rate.

The effective tax rates for the three and nine months ended September 30, 2024 were favorably impacted by the utilization of foreign tax credits of $4.5 million and $12.2 million, respectively.

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

The Organization for Economic Co-operation and Development reached agreement on Pillar Two Model Rules (“Pillar Two”) to implement a minimum 15.0% tax rate on certain multinational companies. Participating countries are in various stages of proposing and enacting tax laws to implement the Pillar Two framework. We determined these rules did not have a material impact on our taxes for the three and nine months ended September 30, 2024, and we will continue to evaluate the impact of these proposals and legislative changes as new guidance emerges.

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

We had unrecognized tax benefits of $3.0 million as of September 30, 2024, all of which would impact our effective tax rate if recognized. It is reasonably possible that $2.9 million of unrecognized tax benefits could be settled in the next twelve-month period due to the conclusion of tax audits or due to the expiration of statute of limitations. Unrecognized tax benefits as of December 31, 2023 totaled $4.1 million.

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

As previously reported, we are currently involved in legal proceedings with the Washington State Department of Revenue in relation to a dispute arising in April 2019 pertaining to a use tax assessment from 2016 as a result of the construction of a vessel by one of our subsidiaries. The matter was appealed to the Washington State Board of Tax Appeals, which affirmed the assessment on May 22, 2023. We appealed this decision to Whatcom County Superior Court where it is currently pending review and is schedule for a hearing on February 28, 2025. In order to appeal the assessment to Whatcom County Superior Court, we paid the full $27.1 million assessment on May 31, 2023.

(16) Supplemental Cash Flow Information

The table below is a reconciliation of cash, cash equivalents and restricted cash as of the beginning and the end of the periods presented:

	September 30,
	2024	2023
Cash and cash equivalents	$391,684	$258,999
Restricted cash-non-current	85,444	80,108
Cash, cash equivalents, and restricted cash, beginning of period (January 1st)	$477,128	$339,107

Cash and cash equivalents	$325,881	$357,769
Restricted cash-non-current	54,707	80,940
Cash, cash equivalents, and restricted cash, end of period (September 30th)	$380,588	$438,709

Accrued capital expenditures totaled $7.2 million and $1.5 million as of September 30, 2024 and 2023, respectively.

Additionally, during the nine months ended September 30, 2023, gains recognized on the disposition of assets classified as discontinued operations totaled $0.9 million, and proceeds from these dispositions totaled $12.1 million.

Changes in operating accounts on cash flows from operating activities are as follows:

	For the Nine Months Ended
	September 30,
	2024	2023
Accounts receivable, net	$77,175	$(3,399)
Inventory	4,692	(23,083)
Prepaid expenses and other current assets	(4,592)	(1,406)
Accounts payable	(3,371)	9,470
Accrued expenses	(688)	(18,856)
Income taxes	(2,961)	5,274
Other, net	(2,859)	(6,390)
Changes in operating assets and liabilities	$67,396	$(38,390)

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

Our financial performance is significantly affected by rig count, which is an indicator of the level of spending by oil and gas companies. The following table summarizes average rig counts in the U.S. land, U.S. offshore and International markets as well as prices of oil and natural gas.

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,		September 30,	September 30,
	2024	2024	% Change	2024	2023	% Change
Worldwide Rig Count (1)
U.S.:
Land	566	583	(2.9%)	583	630	(7.5%)
Offshore	20	20	0.0%	20	18	11.1%
Total	586	603	(2.8%)	603	648	(6.9%)
International (2)	937	963	(2.7%)	955	942	1.4%
Worldwide Total	1,523	1,566	(2.7%)	1,558	1,590	(2.0%)

Commodity Prices (average)
Crude Oil (West Texas Intermediate)	$76.43	$81.81	(6.6%)	$78.58	$76.90	2.2%
Natural Gas (Henry Hub)	$2.11	$2.07	1.9%	$2.10	$2.49	(15.7%)
(1)
Estimate of drilling activity as measure by the average active drilling rigs based on Baker Hughes Co. rig count information
(2)
Excludes Canadian rig count

Comparison of the Results of Operations for the Three Months Ended September 30, 2024 and June 30, 2024

We reported net income from continuing operations for the three months ended September 30, 2024 (the “Current Quarter”) of $21.9 million on revenue of $197.3 million. This compares to a net income from continuing operations for the three months ended June 30, 2024 (the “Prior Quarter”) of $29.5 million on revenues of $201.1 million.

	Three Months Ended		Change
	September 30,	June 30,
	2024	2024	$	%
Revenues
Rentals	$97,857	$99,851	$(1,994)	(2.0%)
Well Services	99,450	101,230	(1,780)	(1.8%)
Total revenues	197,307	201,081	(3,774)
Cost of revenues
Rentals	35,227	36,596	(1,369)	(3.7%)
Well Services	74,172	71,672	2,500	3.5%
Total cost of revenues (exclusive of items shown separately below)	109,399	108,268	1,131
Depreciation, depletion, amortization and accretion	21,077	20,868	209	1.0%
General and administrative expenses	33,458	33,404	54	0.2%
Restructuring and transaction expenses	5,891	-	5,891	100.0%
Other gains, net	(133)	(614)	481	(78.3%)
Income from operations	27,615	39,155	(11,540)
Other income (expense):
Interest income, net	5,032	5,760	(728)	(12.6%)
Loss on Blue Chip Swap Securities	(5,113)	-	(5,113)	100.0%
Other income (expense), net	979	(2,082)	3,061	(147.0%)
Income from continuing operations before income taxes	28,513	42,833	(14,320)
Income tax expense	(6,597)	(13,370)	6,773	(50.7%)
Net income from continuing operations	21,916	29,463	(7,547)

Revenues and Cost of Revenues

Revenues from our Rentals segment decreased by $2.0 million, or 2.0%, in the Current Quarter as compared to the Prior Quarter. Revenues in our U.S land market declined from the Prior Quarter as demand in our premium drill pipe and bottom hole assembly product lines was impacted by the reduction in rig count and revenues from our U.S. offshore market were impacted by hurricane disruptions. This decline was partially offset by increased revenue in our U.S. offshore premium drill pipe product line. Cost of revenue for our Rentals segment decreased by $1.4 million, or 3.7%, particularly across our premium drill pipe service line for all markets. This resulted in an overall increased gross margin of 64.0% for the Current Quarter as compared to 63.3% in the Prior Quarter.

Revenues from our Well Services segment in the Current Quarter decreased $1.8 million, or 1.8%, from the Prior Quarter. The decrease in revenue in the Current Quarter was driven by declines in completion services in our U.S. offshore market. Cost of revenues increased $2.5 million, or 3.5%, in the Current Quarter as a result of importation costs in our international markets, specifically in our production services line. These changes resulted in a decline in gross margin for the Current Quarter to 25.4% from 29.2% for the Prior Quarter.

Restructuring and transaction expenses

Current Quarter restructuring and transaction expenses relate to costs associated with changes in our executive management during the period.

Loss on Blue Chip Swap securities

During the third quarter of 2024 we utilized Blue Chip Swaps to remit $8.1 million U.S. dollars from Argentina. The transaction resulted in a loss of $5.1 million during the Current Quarter. See "Note 10 - Blue Chip Swap Securities".

Other income (expense), net

Gains on foreign currencies during the Current Quarter were $1.2 million compared to losses on foreign currencies during the Prior Quarter of $2.6 million and primarily relate to foreign currency transactions from our operations in Brazil and Argentina, which recognized currency gains in the Current Quarter of $0.4 million as compared to losses of $1.2 million and $0.9 million, respectively in the Prior Quarter.

Income tax expense

The effective tax rate on income from continuing operations for the Current Quarter and Prior Quarter was 23.1% and 31.2%, respectively. The effective tax rate for both periods is higher than the U.S. federal statutory rate of 21.0%, primarily from non-deductible items and ongoing operations in foreign jurisdictions which have tax rates in excess of the U.S. federal statutory rate.

The effective tax rate for the Current Quarter was favorably impacted by the utilization of foreign tax credits of $4.5 million. The effective tax rate for the Prior Quarter was unfavorably impacted by a valuation allowance of approximately $1.7 million established in a foreign jurisdiction.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2024 and 2023

We reported net income from continuing operations for the nine months ended September 30, 2024 (the “Current Period”) of $89.3 million on revenue of $607.0 million. This compares to net income from continuing operations for the nine months ended September 30, 2023 (the “Prior Year Period") of $129.9 million on revenues of $675.0 million.

	For the Nine Months Ended
	September 30,		Change
	2024	2023	$	%
Revenues:
Rentals	$305,799	$334,433	$(28,634)	(8.6%)
Well Services	301,223	340,562	(39,339)	(11.6%)
Total revenues	607,022	674,995	(67,973)
Cost of revenues:
Rentals	109,589	109,258	331	0.3%
Well Services	214,717	239,062	(24,345)	(10.2%)
Total cost of revenues (exclusive of depreciation, depletion, amortization and accretion)	324,306	348,320	(24,014)
Depreciation, depletion, amortization and accretion	62,392	61,250	1,142	1.9%
General and administrative expenses	101,837	92,256	9,581	10.4%
Restructuring and transaction expenses	5,891	1,983	3,908	197.1%
Other gains, net	(1,829)	(5,424)	3,595	(66.3%)
Income from operations	114,425	176,610	(62,185)
Other income (expense):
Interest income, net	17,632	18,581	(949)	(5.1%)
Loss on Blue Chip Swaps	(5,113)	(12,120)	7,007	(57.8%)
Other expense, net	(2,916)	(8,508)	5,592	(65.7%)
Income from continuing operations before income taxes	124,028	174,563	(50,535)
Income tax expense	(34,754)	(44,615)	9,861	(22.1%)
Net income from continuing operations	89,274	129,948	(40,674)

Revenues and Cost of Revenues

Revenues from our Rentals segment decreased $28.6 million, or 8.6%, in the Current Period as revenue decreased across all product service lines. Revenue was primarily impacted by declines in our premium drill pipe product lines in our U.S. land and U.S. offshore markets. The decline in U.S. revenues was partially offset by increases in revenue in our premium drill pipe product line within our International market. Gross margin decreased to 64.2% for the Current Period as compared to 67.3% in the Prior Year Period.

Revenues from our Well Services segment decreased $39.3 million, or 11.6%, in the Current Period, and cost of revenues decreased $24.3 million, or 10.2%, in the Current Period. These decreases were primarily a result of lower activity in our well control services product lines in our International markets. Gross margin for the Current Period decreased to 28.7% as compared to 29.8% for the Prior Year Period.

General and administrative expenses

General and administrative expenses increased $9.6 million, or 10.4%, as compared to the Prior Year Period. This increase was primarily related to increases in employee related costs, including benefits and bonus compensation.

Restructuring and transaction expenses

Current Period restructuring and transaction expenses relate to costs associated with changes in our executive management during the period.

Other gains, net

Other gains, net decreased $3.6 million during the Current Period from sales of fixed assets as compared to the Prior Year Period.

Loss on Blue Chip Swap securities

Loss on Blue Chip Swap transactions during the Current Period were $5.1 million as compared to $12.1 million in the Prior Year Period due to a higher volume of U.S. dollars swapped in the Prior Year Period.

Other expense, net

Losses on foreign currency during the Current Period and Prior Year Period were $3.1 million and $8.2 million, respectively, and primarily relate to foreign currency transactions from our operations in Argentina, which recognized losses of $1.0 million and $8.7 million during the Current Period and Prior Year Period, respectively.

Income tax expense

The effective tax rate on income from continuing operations for the Current Period and Prior Year Period was 28.0% and 25.6%, respectively. The effective tax rate for both periods is higher than the U.S. federal statutory rate of 21.0%, primarily from non-deductible items and ongoing operations in foreign jurisdictions which have tax rates in excess of the U.S. federal statutory rate.

The effective tax rate for the Current Period was favorably impacted by the utilization of foreign tax credits of $12.2 million and the reversals of uncertain tax positions in foreign jurisdictions of $1.1 million and was unfavorably impacted by the establishment of valuation allowances in certain foreign jurisdictions of $2.3 million.

The effective tax rate for the Prior Year Period was unfavorably impacted by the identification of an error in the tax provision for the year ended December 31, 2022 pertaining to certain net operating loss carryforwards that should have been eliminated as part of a worthless stock deduction taken in the fourth quarter of 2022. As such, we recognized an additional income tax expense of $7.6 million during the three months ended March 31, 2023 with a corresponding decrease to deferred tax assets to correct this immaterial misstatement. Management has determined that this misstatement was not material to any of its previously issued financial statements.

Additionally, the effective tax rate for the Prior Year Period was favorably impacted by approximately $14.9 million in income tax benefits recorded during the three months ended June 30, 2023 from reversals of uncertain tax positions in foreign jurisdictions and adjustments to valuation allowances on foreign operations.

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

Financial Condition and Liquidity

Our primary sources of liquidity have been cash and cash equivalents, cash generated from our operations and asset sales, and availability under our Credit Facility. As of September 30, 2024, we had cash, cash equivalents and restricted cash of $380.6 million. During the nine months ended September 30, 2024, net cash provided by operating activities was $225.2 million, and we received $3.6 million in cash proceeds from the sale of assets. The primary uses of liquidity are to provide support for our operations and capital expenditures. Cash paid for capital expenditures during the nine months ended September 30, 2024 totaled $67.4 million. Additionally, during the nine months ended September 30, 2024, we paid a special cash dividend totaling $250.4 million to holders of our outstanding Class A Common Stock.

Debt Instruments

In December 2023, we entered into an Amended and Restated Credit Agreement providing for up to a $140.0 million asset based secured revolving Credit Facility (the “Credit Facility”). The issuance of letters of credit will reduce availability under the Credit Facility dollar-for-dollar.

As of September 30, 2024, our borrowing base, as defined in the Credit Agreement, was approximately $89.9 million, and we had $39.5 million in letters of credit outstanding, which reduced the borrowing availability to $50.4 million. At September 30, 2024, we had no outstanding borrowings under the Credit Facility and were in compliance with all required covenants.

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

During the third quarter of 2024, we utilized an indirect foreign exchange mechanism known as a Blue Chip Swap. The transactions were completed at implied exchange rates that were approximately 63.0% higher than the official exchange rate, resulting in a loss of approximately $5.1 million during the third quarter of 2024.

Commodity Price Risk

Our revenues, profitability and future rate of growth significantly depend upon the market prices of oil and natural gas. Lower prices reduce the amount of oil and gas that can economically be produced.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, the disclosure controls and procedures provide reasonable assurance that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. An evaluation was carried out, under the supervision and with the participation of our management, including our CEO and CFO, regarding the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures as of September 30, 2024 were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information in response to this item is provided in “Part I-Item 1, Note 15, Contingencies” and is incorporated by reference herein.

Item 1A. Risk Factors

As of September 30, 2024, there have been no material changes in risk factors previously disclosed in our Form 10-K.

Item 6. Exhibits

Exhibit No.	Description
3.1

Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on December 30, 2023 (File No. 001-34037)).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Superior Energy Services, Inc.’s Current Report on Form 8-K filed on December 20, 2023 (File No. 001-34037)).
10.1^	Employment Agreement, dated as of August 14, 2024, by and between Superior Energy Services, Inc. and David J. Lesar.
10.2^	Transition and Separation Agreement, dated as of August 14, 2024, by and between Superior Energy Services, Inc. and Brian Moore.
10.3^	Employment Agreement, dated as of August 14, 2024, by and between Superior Energy Services, Inc. and James S. Brown.
10.4^	Second Amendment to the Superior Energy Services, Inc. 2021 Management Incentive Plan.
10.5^	Form of Superior Energy Services, Inc. 2021 Management Incentive Plan Performance Stock Unit Award Agreement by and between Superior Energy Services, Inc. and David J. Lesar.
10.6^	Form of Superior Energy Services, Inc. 2021 Management Incentive Plan Performance Stock Unit Award Agreement by and between Superior Energy Services, Inc. and James S. Brown.
10.7^	Form of Superior Energy Services, Inc. 2021 Management Incentive Plan Restricted Stock Award Agreement by and between Superior Energy Services, Inc. and David J. Lesar.
10.8^	Form of Superior Energy Services, Inc. 2021 Management Incentive Plan Restricted Stock Unit Award Agreement by and between Superior Energy Services, Inc. and James S. Brown.
31.1*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Officer’s certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.
32.2*	Officer’s certification pursuant to Section 1350 of Title 18 of the U.S. Code.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

^ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR ENERGY SERVICES, INC.

(Registrant)

Date:	October 30, 2024	By:	/s/ David J. Lesar
David J. Lesar
Chairman of the Board, Director and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ James W. Spexarth
James W. Spexarth
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)